Form 10-Q
period 1995-03-31
UNITED MOBILE HOMES INC
filed 1995-05-12
CIK 752642

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

     ( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1995

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _______________________

     For Quarter Ended             Commission File Number
      March 31, 1995                      0-13130

                        UNITED MOBILE HOMES, INC.
(Exact name of registrant as specified in its charter)

      New Jersey                      22-1890929
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)     identification number)

  125 Wyckoff Road, Eatontown, New Jersey 07724
Registrant's telephone number, including area code
(908)389-3890
____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No ______

Indicate by check mark whether the financial statements required by instruction H have been reviewed by an independent public accountant.

     Yes ______      No    X

The number of shares outstanding of issuer's common stock as of May 9, 1995 was 5,571,407 shares.

                        UNITED MOBILE HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS
                as of MARCH 31, 1995 and DECEMBER 31, 1994

                                           March 31,         December 31,
                                             1995                1994
     - ASSETS -
INVESTMENT PROPERTY & EQUIPMENT
  Land                                   $  5,164,382        $  4,494,382
  Site and Land Improvements               31,032,504          29,777,592
  Buildings & Improvements                  1,731,669           1,728,447
  Rental Homes & Accessories                3,663,035           3,523,332
                                          ___________         ___________

   Total Investment Property               41,591,590          39,523,753
  Equipment & Vehicles                      1,657,600           1,669,585
                                          ___________         ___________

   Total Investment Property & Equip.      43,249,190          41,193,338
  Accumulated Depreciation                (17,922,538)        (17,643,762)
                                          ___________         ___________

   Net Investment Property & Equipment     25,326,652          23,549,576
                                          ___________         ___________
 OTHER ASSETS
  Cash and Cash Equivalents                   568,963             357,547
  Notes and Other Receivables                 203,331             418,304
  Unamortized Financing Costs                 274,373             235,663
  Prepaid Expenses                            309,139             286,148
  Land Development Costs                      736,994             556,777
                                          ___________         ___________

   Total Other Assets                       2,092,800           1,854,439
                                          ___________         ___________

TOTAL ASSETS                             $ 27,419,452        $ 25,404,015
                                          ===========         ===========

 - LIABILITIES & SHAREHOLDERS' EQUITY -
MORTGAGES PAYABLE                        $ 17,710,818        $ 15,637,325
                                          ___________         ___________
OTHER LIABILITIES
  Accounts Payable                             96,902             151,548
  Loans Payable                                   -0-             500,000
  Accrued Liabilities & Deposits            1,134,296             966,731
  Tenant Security Deposits                    307,206             294,028
                                          ___________         ___________

   Total Other Liabilities                  1,538,404           1,912,307
                                          ___________         ___________

MINORITY INTEREST                                 -0-             132,600
                                          ___________         ___________
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share,
    10,000,000 shares authorized, 5,571,407
    and 5,496,163 issued and
    outstanding, respectively                 557,141             549,616
  Additional Paid-In Capital                8,377,961           7,839,960
  Accumulated Deficit                        (764,872)           (667,793)
                                          ___________         ___________

   Total Shareholders' Equity               8,170,230           7,721,783
                                          ___________         ___________

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 27,419,452        $ 25,404,015
                                          ===========         ===========
                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements

                   UNITED MOBILE HOMES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
                   for the THREE MONTHS ended
                    March 31, 1995 and 1994




                                            MARCH 31,
                                       1995          1994
Rental and Related Income          $ 3,247,040  $ 3,001,056

Operating Expenses:
  Park Operating Expense             1,407,547    1,342,357
  Depreciation Expense                 468,937      439,688
                                     _________    _________

Income from Park Operations          1,370,556    1,219,011

Other Expenses (Income):
  General and
    Administrative                     345,754      304,113
  Interest Expense                     442,099      364,016
  Interest Income                   (   24,180)  (    5,176)
  Other Expenses                        18,159       12,185
                                     _________    _________
Income Before Gain (Loss) on
 Sales of Assets                       588,724      543,873
  Gain (Loss) on Sales of Assets         1,216   (    5,019)
                                     _________    _________

Income Before Taxes                    589,940      538,854

  Income Taxes                             -0-       36,000
                                     _________    _________

Net Income                         $   589,940  $   502,854
                                     =========    =========

Net Income Per Share               $       .11  $       .09
                                     =========    =========

Weighted Average Shares              5,532,798    5,317,106
  Outstanding                        =========    =========

                          -UNAUDITED-
  See Accompanying Notes to Consolidated Financial Statements


                   UNITED MOBILE HOMES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
       for the THREE MONTHS ended MARCH 31, 1995 and 1994

                                            MARCH 31,
                                        1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                          $   589,940  $ 502,854
 Non-Cash Adjustments
   Depreciation & Amortization           487,096    451,873
   Loss (Gain) on Sales of Assets     (    1,216)     5,019

 Changes in Operating Assets
   and Liabilities -
   Notes and Other Receivables           214,973     29,937
   Prepaid Expenses                   (   22,991)   (33,970)
   Accounts Payable                   (   54,646)    35,233
   Accrued Liabilities & Deposits        167,565     60,995
   Tenant Security Deposits               13,178      1,645
                                      __________ __________
     Net Cash Provided by Operating
       Activities                      1,393,899  1,053,586
                                      __________ __________

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Edgewood Mobile
       Home Park                     (2,010,906)         -0-
     Purchase of Minority Interest   (  132,600)         -0-
     Purchase of Investment Property
       and Equipment                 (  296,549)  (  206,513)
     Proceeds from Sales of Assets       62,658       28,776
     Additions to Land Development   (  180,217)   ( 239,390)
                                     __________   __________
     Net Cash Used by Investing
       Activities                    (2,557,614)  (  417,127)
                                     __________   __________

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Loans
       and Mortgages                  3,700,000    5,400,000
     Principal Payments of Loans
       and Mortgages                 (2,126,507)  (6,137,847)
     Financing Costs on Debt         (   56,869)  (   93,877)
     Proceeds from Dividend Reinvestment
       and Stock Purchase Plan          545,526      358,351
     Dividends Paid                  (  687,019)  (  527,558)
                                     __________   __________
     Net Cash Provided (Used) by
       Financing Activities           1,375,131   (1,000,931)
                                     __________   __________
     NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS             211,416   (  364,472)
     CASH & CASH EQUIVALENTS -
       BEGINNING                        357,547      364,472
                                     __________   __________
     CASH & CASH EQUIVALENTS -
       ENDING                       $   568,963  $       -0-
                                     ==========   ==========

                          -UNAUDITED-
  See Accompanying Notes to Consolidated Financial Statements

                        UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1995
                               (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1995 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature.
Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1994 have been omitted.

NOTE 2 - LOANS AND MORTGAGES PAYABLE

On January 26, 1995, the Company utilized $3,700,000 ($2,000,000 on Woodlawn Village and $1,700,000 on Southwind Village) of the revolving line of credit with United Jersey Bank, N.A. Proceeds from these advances were primarily used to retire existing debt and to purchase Edgewood Mobile Home Park.
(See Note 5.)

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 1995, the Company paid $687,019 as a dividend of $.125 per share to shareholders of record as of February 15, 1995.

On March 15, 1995, the Company received $545,526 from the
Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 75,245 new shares issued resulting in 5,571,407 shares outstanding.

NOTE 4 - EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 1995, the following stock options were granted:

    Date of        Number of      Option         Expiration
     Grant          Shares         Price            Date

    1/05/95          25,000        8.25           1/5/2000
    1/05/95          50,000        8.25           1/5/2000

As of March 31, 1995, there were 613,000 shares available under the Company's 1994 Stock Option Plan.

NOTE 5 - ACQUISITIONS

On January 26, 1995, the Company acquired Edgewood Mobile Home Park, a 218-space mobile home park located in Apollo, Pennsylvania. This mobile home park was purchased from a partnership whose partners are also officers, directors and shareholders of the Company. The purchase price included total payments to partners of $966,000, and payment of net liabilities of approximately $800,000 for a total purchase price of approximately $1,775,000. An additional $200,000 plus interest at 8% is to be paid if the park generates, within a three year time limit, $195,000 per year or more in operating income. This purchase was based on an independent appraisal of fair market value.

On February 3, 1995, the Company purchased the remaining 11.64% interest in Heather Highlands Mobile Home Village
Associates, L.P. from Mr. Eugene W. Landy for $132,600.
This price per unit was the same price previously paid to non-affiliated sellers, which was based on an independent appraisal of fair market value.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 1995 and 1994 for interest and taxes are as follows:

                                   1995            1994

        Interest                  $452,374        $379,652
        Taxes                          -0-          40,957

               MANAGEMENT DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITIONS

United Mobile Homes, Inc. (the Company) owns and operates twenty-one mobile home parks. The mobile home parks have been generating increased gross revenues and increased operating income.

The Company generated $1,393,889 cash from operations. The Company received new capital of $545,526 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Mortgages Payable increased by $2,073,493 as a result of the utilization of $3,700,000 of the Company's revolving line of credit offset by principal repayments. Proceeds from the line of credit were primarily used to retire existing debt and to purchase Edgewood Mobile Home Park (Edgewood) (see
Note 5). The Company also purchased the remaining 11.64% interest in Heather Highlands Mobile Home Village Associates, L.P. Additionally, the Company repaid $500,000 of its unsecured line of credit. The Company intends to continue to use cash from operations and proceeds from the DRIP to reduce mortgages payable.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from park operations increased by $151,545 to $1,370,556 for the quarter ended March 31, 1995 as compared to $1,219,011 for the quarter ended March 31, 1994. This represents a continuing trend of rising income from park operations. The Company has been raising rental rates by approximately 5%. As a result of higher rents, the addition of rental homes and the purchase of Edgewood, rental and related income rose from $3,001,056 to $3,247,040. Park operating expenses rose from $1,342,357 to $1,407,547. Park operating expenses increased due to higher insurance, legal costs and the purchase of Edgewood. Interest expense increased from $364,016 to $442,009 as a result of an increase in the principal balance outstanding as well as an increase in the prime bank rate.

Almost all of the Company's debt is tied to the prime bank rate.
This rate was 9% at March 31, 1995 as compared to 6% at March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased during the three months ended March 31, 1995 to $1,393,899 compared to $1,053,586 generated in the three month period ended March
31, 1994. Excess cash was used to amortize and/or prepay debt. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan, together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.


                                 PART II



Item 1 - Legal Proceedings - none

Item 2 - Changes in Securities - none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security
         Holders - none

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

          (a)  Exhibits - none

          (b)  Reports on Form 8-K - none




                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:     May 9, 1995         By:  Samuel A. Landy,
                                   President
                                   (Signature)



DATE:     May 9, 1995         By:  Anna T. Chew, Vice
                                   Vice President and
                                   Chief Financial Officer
                                   (Signature)