Form 10-Q
period 1995-06-30
UNITED MOBILE HOMES INC
filed 1995-08-08
CIK 752642

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1995

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period ended_________________

For Quarter Ended                Commission File Number
  June 30, 1995                          0-13130

                    UNITED MOBILE HOMES, INC.
(Exact name of registrant as specified in its charter)

       New Jersey                 22-1890929
(State or other jurisdiction of  (I.R.S. Employer
incorporation or organization)   identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

Registrant's telephone number, including area code
(908) 389-3890

________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

     Yes            No    X

The number of shares outstanding of issuer's common
stock as of August 1, 1995 was   5,663,070 shares.










                             PART I

                     FINANCIAL INFORMATION

                   UNITED MOBILE HOMES, INC.

                     for the QUARTER ENDED

                         MARCH 31, 1995

Item 1 - FINANCIAL STATEMENTS                  Page No.

     Consolidated Balance Sheets                     1

     Consolidated Statements of Income               2

     Consolidated Statements of Cash Flows           3

     Notes to Consolidated Financial Statements     4-5

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS 6-7

                       UNITED MOBILE HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS
                as of JUNE 30, 1995 and DECEMBER 31, 1994
                                         June  30,    December 31,
                                           1995           1994
        - ASSETS -
INVESTMENT PROPERTY & EQUIPMENT
  Land                                  $ 5,164,382   $ 4,494,382
  Site and Land Improvements             31,201,024    29,777,592
  Buildings & Improvements                1,738,303     1,728,447
  Rental Homes & Accessories              3,776,233     3,523,332
                                         __________   ___________
    Total Investment Property            41,879,942    39,523,753
  Equipment & Vehicles                    1,775,342     1,669,585
                                         __________   ___________
    Total Investment Property & Equip.   43,655,284    41,193,338
  Accumulated Depreciation              (18,354,014)  (17,643,762)
                                         __________   ___________
    Net Investment Property & Equipment  25,301,270    23,549,576
                                         __________   ___________
OTHER ASSETS
  Cash and Cash Equivalents                 119,243       357,547
  Notes and Other Receivables               228,935       418,304
  Unamortized Financing Costs               256,214       235,663
  Prepaid Expenses                          264,325       286,148
  Land Development Costs                  1,037,017       556,777
                                         __________   ___________
    Total Other Assets                    1,905,734     1,854,439
                                         __________   ___________
    TOTAL ASSETS                        $27,207,004   $25,404,015
                                         ==========   ===========
 - LIABILITIES & SHAREHOLDERS' EQUITY -
MORTGAGES PAYABLE                       $16,793,485   $15,637,325
                                         __________   ___________
OTHER LIABILITIES
  Accounts Payable                           84,013       151,548
  Loans Payable                                 -0-       500,000
  Accrued Liabilities & Deposits          1,277,291       966,731
  Tenant Security Deposits                  309,147       294,028
                                         __________   ___________
    Total Other Liabilities               1,670,451     1,912,307
                                         __________   ___________

MINORITY INTEREST                               -0-       132,600
                                         __________   ___________
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share,
    10,000,000 shares authorized, 5,663,070
    and 5,496,163 issued and
    outstanding, respectively               566,307       549,616
  Additional Paid-In Capital              9,079,181     7,839,960
  Accumulated Deficit                      (902,420)     (667,793)
                                         __________   ___________
    Total Shareholders' Equity            8,743,068     7,721,783
                                         __________   ___________
TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY                 $ 27,207,004   $25,404,015
                                         ==========    ==========

                                -UNAUDITED-
        See Accompanying Notes to Consolidated Financial Statements

                                    -1-

                        UNITED MOBILE HOMES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                    for the THREE AND SIX MONTHS ended
                          JUNE 30, 1995 and 1994


                                 THREE MONTHS              SIX MONTHS
                             6/30/95     6/30/94     6/30/95      6/30/94
Rental and Related Income $ 3,304,765  $ 3,053,201 $ 6,551,805  $ 6,054,257

Park Operating Expense      1,490,437    1,368,877   2,897,984    2,711,234
Depreciation Expense          470,848      450,294     939,785      889,982
                            _________    _________   _________    _________
Income from Park Operations 1,343,480    1,234,030   2,714,036    2,453,041

General and Administrative    334,493      318,477     680,247      622,590
Interest Expense              449,132      373,134     891,231      737,150
Interest Income            (   12,352)  (    4,983) (   36,532)  (   10,159)
Other Expenses                 18,159       15,315      36,318       27,500
                            _________    _________   _________    _________

Income before Gains           554,048      532,087   1,142,772    1,075,960
 Gains (Loss) on Sales of
  Assets                        4,830           98       6,046   (    4,921)
                            _________    _________   _________    _________

Income Before Taxes           558,878      532,185   1,148,818    1,071,039

Income Taxes                      -0-       36,000         -0-       72,000
                            _________    _________   _________    _________

Net Income                $   558,878  $   496,185 $ 1,148,818  $   999,039
                            =========    =========   =========    =========
Net Income Per Share      $       .10  $       .09 $       .21  $       .18
                            =========    =========   =========    =========

Weighted Average Shares     5,621,741    5,364,957   5,579,672    5,338,846
                            =========    =========   =========    =========





                               -UNAUDITED-
              See Notes to Consolidated Financial Statements

                                    -2-

                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the SIX MONTHS ended JUNE 30, 1995 and 1994

                                                        JUNE 30,
                                                 1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,148,818      $   999,039
  Non-Cash Adjustments
    Depreciation & Amortization                  976,103          917,482
    Loss (Gain) on Sales of Assets            (    6,046)           4,921
  Changes in Operating Assets
    and Liabilities -
     Notes and Other Receivables                 189,369       (   51,790)
     Prepaid Expenses                             21,823           31,698
     Accounts Payable                         (   67,535)      (   45,906)
     Accrued Liabilities & Deposits              310,560          205,943
     Tenant Security Deposits                     15,119            6,098
                                              __________       __________
  Net Cash Provided by Operating
     Activities                                2,588,211        2,067,485
                                              __________       __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Edgewood Mobile Home Park       (2,010,906)             -0-
  Purchase of Minority Interest               (  132,600)             -0-
  Purchase of Investment Property
     and Equipment                            (  781,986)      (  590,599)
  Proceeds from Sales of Assets                  107,459          101,942
  Additions to Land Development               (  480,240)      (  387,648)
                                              __________       __________

  Net Cash Used by Investing Activities       (3,298,273)      (  876,305)
                                              __________       __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loans and Mortgages            3,700,000        5,900,000
  Principal Payments of Loans
     and Mortgages                            (3,043,840)      (6,625,937)
  Financing Costs on Debt                     (   56,869)      (   93,877)
  Proceeds from Dividend Reinvestment
     and Stock Purchase Plan                   1,255,912          820,989
  Dividends Paid                              (1,383,445)      (1,059,670)
                                              __________       __________
  Net Cash Provided (Used) by Financing
     Activities                                  471,758       (1,058,495)
                                              __________       __________
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        (  238,304)         132,685
CASH & CASH EQUIVALENTS - BEGINNING              357,547          364,472
                                              __________       __________
CASH & CASH EQUIVALENTS - ENDING             $   119,243      $   497,157
                                              ==========       ==========

                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements

                                    -3-

                        UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                               (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1995 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1994 have been omitted.

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

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On  June  15,  1995, the Company paid $696,426 as a  dividend  of
$.125  per  share to shareholders of record as of May  15,  1995.
The  total dividends paid for the six months ended June 30,  1995 amounted to $1,383,445.

On June 15, 1995 the Company received $710,386 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 91,663 new shares issued resulting in 5,663,070 shares outstanding. The total amount received from the DRIP for the six months ended June 30, 1995 amounted to $1,255,912.

                                    -4-
NOTE 4 - EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 1995, the following stock options were granted:

     Date of        Number of      Option         Expiration
      Grant          Shares         Price            Date

     1/05/95          25,000        8.25           1/5/2000
     1/05/95          50,000        8.25           1/5/2000

As of June 30, 1995, there were 613,000 shares available under the Company's 1994 Stock Option Plan.

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

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 1995 and 1994 for interest and taxes are as follows:

                                    1995            1994

        Interest                  $901,886        $752,786
        Taxes                        7,433          47,292

                                    -5-
                    MANAGEMENT DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITIONS

United Mobile Homes, Inc. (the Company) owns and operates twenty-
one   mobile  home  parks.   The  mobile  home  parks  have  been
generating increased gross revenues and increased operating income.

The Company generated $2,588,211 cash from operations. The Company received new capital of $1,255,912 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Mortgages Payable increased by $1,156,160 as a result of the utilization of $3,700,000 of the Company's revolving line of credit offset by principal repayments. Proceeds from the line of credit were primarily used to retire existing debt and to purchase Edgewood Mobile Home Park (Edgewood) (see Note 5). The Company also purchased the remaining 11.64% interest in Heather Highlands Mobile Home Village Associates, L.P. Additionally, the Company
repaid $500,000 of its unsecured line of credit. The Company intends to continue to use cash from operations and proceeds from the DRIP to reduce mortgages payable.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from park operations increased by $109,450 to $1,343,480 for the quarter ended June 30, 1995 as compared to $1,234,030 for the quarter ended June 30, 1994. Income from park operations increased by $260,995 to $2,714,036 for the six months ended June 30, 1995 compared to $2,453,041 for the six months ended June 30, 1994. This represents a continuing trend of rising income from park operations. The Company has been raising rental rates by approximately 5%. Rental and related income rose from $3,053,201 for the quarter ended June 30, 1994 to $3,304,765 for the quarter ended June 30, 1995. Rental and related income rose from $6,054,257 for the six months ended June 30, 1994 to $6,551,805 for the six months ended June 30, 1995. This was a result of higher rents, the addition of rental homes and the purchase of Edgewood. Park operating expenses rose from $1,368,877 for the quarter ended June 30, 1994 to $1,490,437 for the quarter ended June 30, 1995. Park operating expenses rose from $2,711,234 for the six months ended June 30, 1994 to $2,897,984 for the six months ended June 30, 1995. Park operating expenses increased due to higher insurance, legal costs and the purchase of Edgewood. Interest expense increased from $373,134 for the quarter ended June 30, 1994 to $449,132 for the quarter ended June 30, 1995. Interest expense increased from $737,150 for the six months ended June 30, 1994 to $891,231 for the six months ended June 30, 1995. This was a result of an increase in the principal balance outstanding as well as an increase in the prime bank rate. Almost all of the Company's debt is tied to the prime bank rate. This rate was 10% at June 30, 1995 as compared to 7.25% at June 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased during the six months ended June 30, 1995 to $2,588,211 compared to $2,067,485 generated in the six month period ended June 30, 1994. Excess cash was used to amortize and/or prepay debt. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan, together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.

                                 PART II


                            OTHER INFORMATION


                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                              June 30, 1995

                                 PART II



Item 1 - Legal Proceedings -

           On June 7, 1995, a lawsuit was filed against the Company by Stults and Associates, Inc. seeking payment of $45,000 for engineering services pertaining to the expansion of River Valley Estates in Marion, Ohio. The Company does not believe that any monies are owed and has filed a counter-claim.

           On June 15, 1995, the Company was granted a Summary Judgment Order allowing families into Southwind Village Mobile Home Park in Jackson, New Jersey. Prior to this order, Jackson Township was seeking an injunction and damages from the Company for allowing families into the park. The Company may be entitled to recover legal fees incurred in this matter.

Item 2 - Changes in Securities - none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders -

         The annual meeting of shareholders was held on June 1, 1995 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

          (a)  Exhibits - none

          (b)  Reports on Form 8-K - none

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:    August 1, 1995            By:     s/Samuel A. Landy
                                           Samuel A. Landy,
                                           President




DATE:    August 1, 1995            By:     s/Anna T. Chew
                                           Anna T. Chew,
                                           Vice President and
                                           Chief Financial Officer