Form 10-Q
period 1995-09-30
UNITED MOBILE HOMES INC
filed 1995-11-14
CIK 752642

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
        ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     September 30, 1995

        (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For  Quarter Ended                Commission File Number

       September 30, 1995                      0-13130

                        UNITED MOBILE HOMES, INC.
         (Exact name of registrant as specified in its charter)

       New Jersey                                    22-1890929
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

Registrant's telephone number, including area code (908) 389-3890

______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No ________

Indicate by check mark whether the financial statements required by instruction H have been reviewed by an independent public accountant.
     Yes ________   No    X
The number of shares outstanding of issuer's common stock as of
 November 1, 1995   was   5,756,786 shares.




                             PART I

                     FINANCIAL INFORMATION

                   UNITED MOBILE HOMES, INC.

                     for the QUARTER ENDED

                       SEPTEMBER 30, 1995


Item 1 - FINANCIAL STATEMENTS
                                                         Page No.

         Consolidated Balance Sheets.....................    1

         Consolidated Statements ofIncome................    2

         Consolidated Statements of Cash Flows...........    3

         Notes to Consolidated Financial Statements......   4-5

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS..   6-7






                        UNITED MOBILE HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS
              as of SEPTEMBER 30, 1995 and DECEMBER 31, 1994
                                         September 30,     December 31,
                                             1995               1994
        - ASSETS -
INVESTMENT PROPERTY & EQUIPMENT
  Land                                   $  5,194,402      $  4,494,382
  Site and Land Improvements               31,421,126        29,777,592
  Buildings & Improvements                  1,752,209         1,728,447
  Rental Homes & Accessories                3,705,575         3,523,332
                                          ___________       ___________
   Total Investment Property               42,073,312        39,523,753
  Equipment & Vehicles                      1,817,105         1,669,585
                                          ___________       ___________
   Total Investment Property & Equip.      43,890,417        41,193,338
  Accumulated Depreciation                (18,758,203)      (17,643,762)
                                          ___________       ___________
   Net Investment Property & Equipment     25,132,214        23,549,576
                                          ___________       ___________

OTHER ASSETS
  Cash and Cash Equivalents                   224,955           357,547
  Notes and Other Receivables                 297,746           418,304
  Unamortized Financing Costs                 256,218           235,663
  Prepaid Expenses                            386,710           286,148
  Land Development Costs                    1,239,877           556,777
                                          ___________       ___________
   Total Other Assets                       2,405,506         1,854,439
                                          ___________       ___________
  TOTAL ASSETS                           $ 27,537,720      $ 25,404,015
                                          ===========       ===========

 - LIABILITIES & SHAREHOLDERS' EQUITY -
MORTGAGES PAYABLE                        $ 16,124,157      $ 15,637,325
                                          ___________       ___________
OTHER LIABILITIES
  Accounts Payable                            195,134           151,548
  Loans Payable                                   -0-           500,000
  Accrued Liabilities & Deposits            1,347,535           966,731
  Tenant Security Deposits                    315,677           294,028
                                          ___________       ___________
   Total Other Liabilities                  1,858,346         1,912,307
                                          ___________       ___________
MINORITY INTEREST                                 -0-           132,600
                                          ___________       ___________
EQUITY
  Common Stock - $.10 par value per share,
    10,000,000 shares authorized, 5,756,786
    and 5,496,163 issued and
    outstanding, respectively                 575,679           549,616
  Additional Paid-In Capital                9,960,101         7,839,960
   Accumulated Deficit                     (  980,563)         (667,793)
                                          ___________       ___________
   Total Shareholders' Equity               9,555,217         7,721,783
                                          ___________       ___________
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 27,537,720      $ 25,404,015
                                          ===========       ===========
                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements
                                   -1-

                         UNITED MOBILE HOMES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                  for the THREE AND NINE MONTHS ended
                       SEPTEMBER 30, 1995 and 1994

                              THREE MONTHS             NINE MONTHS
                             9/30/95       9/30/94      9/30/95      9/30/94

Rental and Related Income  $ 3,382,423   $ 3,109,779  $ 9,934,228  $ 9,164,036

Park Operating Expense       1,543,707     1,363,825    4,441,691    4,075,059
Depreciation Expense           460,831       449,401    1,400,616    1,339,383
                             _________     _________    _________    _________

Income from Park Operations  1,377,885     1,296,553    4,091,921    3,749,594

General and Administrative     328,238       305,190    1,008,485      927,780
Interest Expense               406,977       388,978    1,298,208    1,126,128
Interest Income             (    9,234)   (    5,477)  (   45,766)  (   15,636)
Other Expenses                  18,467        15,927       54,785       43,427
                             _________     _________    _________    _________

Income before Gains            633,437       591,935    1,776,209    1,667,895
 Gains (Loss) on Sales of
  Assets                    (    3,696)       15,110        2,350       10,189
                             _________     _________    _________    _________

Income Before Taxes            629,741       607,045    1,778,559    1,678,084

Income Taxes                       -0-        36,000          -0-      108,000
                             _________     _________    _________    _________

Net Income                 $   629,741   $   571,045  $ 1,778,559  $ 1,570,084
                             =========     =========    =========    =========
Net Income Per Share       $       .11   $       .11  $       .31  $       .29
                             =========     =========    =========    =========

Weighted Average Shares      5,735,296     5,421,140    5,643,668    5,362,142
                             =========     =========    =========    =========





                               -UNAUDITED-
             See Notes to Consolidated Financial Statements

                                   -2-

                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the NINE MONTHS ended SEPTEMBER 30, 1995 and 1994

                                                     September 30,
                                                 1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,778,559      $ 1,570,084
  Non-Cash Adjustments
    Depreciation & Amortization                1,455,401        1,382,810
    Loss (Gain) on Sales of Assets            (    2,350)      (   10,189)

  Changes in Operating Assets
    and Liabilities -
     Notes and Other Receivables                 120,558          175,207
     Prepaid Expenses                         (  100,562)      (   90,435)
     Accounts Payable                             43,586       (   56,052)
     Accrued Liabilities & Deposits              380,804          196,160
     Tenant Security Deposits                     21,649            5,987
                                              __________       __________
  Net Cash Provided by Operating
     Activities                                3,697,645        3,173,572
                                              __________       __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Edgewood Mobile Home Park       (2,010,906)             -0-
  Purchase of Minority Interest               (  132,600)             -0-
  Purchase of Investment Property
     and Equipment                            (1,207,923)      (1,301,398)
  Proceeds from Sales of Assets                  237,925          166,211
  Additions to Land Development               (  683,100)      (  482,510)
                                              __________       __________
  Net Cash Used by Investing Activities       (3,796,604)      (1,617,697)
                                              __________       __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loans and Mortgages            3,700,000        5,900,000
  Principal Payments of Loans
     and Mortgages                            (3,713,168)      (7,284,556)
  Financing Costs on Debt                     (   75,340)      (   93,177)
  Proceeds from Dividend Reinvestment
     and Stock Purchase Plan                   2,146,204        1,216,902
  Dividends Paid                              (2,091,329)      (1,597,947)
                                              __________       __________
  Net Cash Used by Financing Activities       (   33,633)      (1,858,778)
                                              __________       __________

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        (  132,592)      (  302,903)
CASH & CASH EQUIVALENTS - BEGINNING              357,547          364,472
                                              __________       __________
CASH & CASH EQUIVALENTS - ENDING             $   224,955      $    61,569
                                              ==========       ==========

                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements

                                   -3-


                        UNITED MOBILE HOMES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995
                               (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The  interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1995 and for all periods presented. All adjustments
made in the  interim  period were of a normal recurring nature.   Certain
footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1994 have been omitted.

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

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 15, 1995, the Company paid $707,884 as a dividend of $.125 per share to shareholders of record as of August 15, 1995. The total dividends paid for the nine months ended September 30, 1995 amounted to $2,091,329.

On  September  15,  1995, the Company received $890,292 from  the
Dividend Reinvestment and Stock Purchase Plan (DRIP).  There were 93,716
new  shares issued  resulting  in  5,756,786  shares  outstanding.   The
total amount received from the DRIP for the nine months ended September 30, 1995 amounted to $2,146,204.

NOTE 4 - EMPLOYEE STOCK OPTIONS

During the nine months ended September 30, 1995, the following stock options were granted:

     Date of        Number of      Option         Expiration
      Grant          Shares         Price            Date

     1/05/95          75,000        $8.25         1/05/2000
     8/03/95          22,000        $8.375        8/03/2000
     8/17/95          15,000        $8.375        8/17/2000

As of September 30, 1995, there were 576,000 shares available under the Company's 1994 Stock Option Plan.

NOTE 5 - ACQUISITIONS

On January 26, 1995, the Company acquired Edgewood Mobile Home Park, a 218space mobile home park located in Apollo, Pennsylvania. This mobile home park was purchased from a partnership whose partners are also officers, directors and shareholders of the Company. The purchase price included total payments to partners of $966,000, and payment of net
liabilities  of approximately   $800,000  for  a  total  purchase  price
of approximately $1,775,000. An additional $200,000 plus interest at 8% is to be paid if the park generates, within a three year time limit, $195,000 per year or more in operating income. This purchase was based on an independent appraisal of fair market value.

On February 3, 1995, the Company purchased the remaining 11.64% interest in Heather Highlands Mobile Home Village Associates, L.P. from Mr. Eugene W. Landy for $132,600. This price per unit was the same price previously paid to non-affiliated sellers, which was based on an independent appraisal of fair market value.

On September 15, 1995, the Company purchased approximately ten acres of vacant land adjacent to one of its parks in Vineland, New Jersey for a purchase price of $32,500.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 1995 and 1994 for interest and taxes are as follows:

                                    1995            1994
        Interest                 $1,309,320      $1,141,764
        Taxes                        30,700          47,292

NOTE 7 - SUBSEQUENT EVENTS

On October 13, 1995, the Company entered into an agreement to purchase a 161-space mobile home park located in Caledonia, Ohio for $1,992,000. On October 10, 1995, the Company entered into an agreement to sell 5.5 acres of vacant land for a sales price of $385,000.

                    MANAGEMENT DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-one
mobile home  parks.   The  mobile home parks have been generating
increased  gross revenues and increased operating income.

The  Company  generated  $3,697,645  cash  from  operations.   The
Company received new capital of $2,146,204 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Mortgages Payable increased by $486,832 as a result of the utilization of $3,700,000 of the Company's revolving line of credit offset by principal repayments. Proceeds from the line of credit were primarily used to retire existing debt and to purchase Edgewood Mobile Home Park (Edgewood) (see Note
5).  The  Company  also  purchased  the remaining  11.64%  interest  in
Heather  Highlands  Mobile  Home   Village Associates,  L.P.
Additionally, the Company repaid $500,000 of its unsecured line of credit. The Company intends to continue to use cash from operations and proceeds from the DRIP to reduce mortgages payable.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from park operations increased by $81,332 to $1,377,885 for the quarter ended September 30, 1995 as compared to $1,296,553 for the
quarter ended  September  30,  1994.   Income from  park  operations
increased by $342,327 to $4,091,921 for the nine months ended September 30, 1995 compared to $3,749,594 for the nine months ended September 30, 1994. This represents a continuing trend of rising income from park operations. The Company has been raising rental rates by approximately 5%. Rental and related income rose from $3,109,779 for the quarter ended September 30, 1994 to $3,382,423 for the quarter ended September 30, 1995. Rental and related income rose from $9,164,036 for the nine months ended September 30, 1994 to $9,934,228 for the nine months ended September 30, 1995. This was a result of higher rents, the addition of rental homes and the purchase of Edgewood. Park operating expenses rose from $1,363,825 for the quarter ended September 30, 1994 to $1,543,707 for the quarter ended September 30, 1995. Park operating expenses rose from $4,075,059 for the nine months ended September 30, 1994 to $4,441,691 for the nine months ended September 30, 1995. Park operating expenses increased due to higher insurance, promotional costs, legal costs and the purchase of Edgewood. Interest expense increased from $388,978 for the quarter ended September 30, 1994 to $406,977 for the quarter ended September
30, 1995. Interest expense increased from $1,126,128 for the nine months ended September 30, 1994 to $1,298,208 for the nine months ended September 30, 1995. This was a result of an increase in the principal balance outstanding as well as an increase in the prime bank rate. Almost all of the Company's debt is tied to the prime bank rate. This rate was 8.75% at September 30, 1995 as compared to 7.75% at September 30, 1994.

The Company has generally paid an interest rate of 1% over prime on approximately $15,000,000 in variable rate mortgage debt. Over the past two years, prime has risen from six percent to nine percent (currently 8.75%). The Company anticipates that it may be successful in negotiating with its banks for a lower interest rate. If it can do so, substantial interest savings will be realized in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased during the nine months ended September 30, 1995 to $3,697,645 compared to $3,173,572 generated in the nine month period ended September 30, 1994. Excess cash was used to amortize and/or prepay debt. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan, together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.

                                 PART II

                            OTHER INFORMATION

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                           September 30, 1995

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




DATE:     November 9, 1995         By:s/Samuel A. Landy
                                      Samuel A. Landy,
                                      President



DATE:     November 9, 1995       By:s/Anna T. Chew
                                    Anna T. Chew,
                                    Vice President and
                                    Chief Financial Officer