Form 10-K
period 1995-12-31
UNITED MOBILE HOMES INC
filed 1996-03-29
CIK 752642

Form 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period ____________________ to _____________________

                       Commission File Number 0-13130

                           United Mobile Homes, Inc.
     (Exact name of registrant as specified in its charter)

          New Jersey                                  22-1890929
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          identification number)

     125 Wyckoff Road, Eatontown, New Jersey                  07724
     (Address of principal executive offices)               (Zip code)

     Registrant's telephone number, including area code (908) 389-3890

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:
               Common Stock $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X      No

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K    X   .

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 1996 was $70,207,572. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 1996 was $50,832,660.

The number of shares outstanding of issuer's common stock as of
    March 14, 1996     was     5,850,631       shares.

Documents Incorporated by Reference:

- Exhibits incorporated by reference are listed in Part IV, Item (a)(3).


                                   PART I

ITEM I - BUSINESS

General Development of Business

      United Mobile Homes, Inc. (the Company) owns and operates twenty-one mobile home parks containing 4,920 sites. The parks are located in New
Jersey, New York, Ohio, Pennsylvania and Tennessee. In January 1996, the Company acquired an additional mobile home park, bringing its total to twenty-two mobile home parks consisting of over 5,000 sites.

      The  Company was incorporated in the State of New Jersey in 1968.   Its
executive offices are located at 125 Wyckoff Road, Eatontown, New Jersey 07724. Its telephone number is (908) 389-3890.

      Effective January 1, 1992, the Company elected to be taxed as a real estate invest trust (REIT) under Sections 856-858 of the Internal Revenue Code. The Company received from the Internal Revenue Service a favorable revenue ruling that it qualified as a REIT. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 95% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

Background

     Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company's stock, spun off to its shareholders in a registered distribution three shares of United Mobile Homes, Inc. for each share of Monmouth Capital Corporation. The Company in 1984 and 1985 issued additional shares through rights offerings. The Company has been in operation for twenty-seven years, the last eleven of which have been as a publicly-owned corporation.

Narrative Description of Business

      The Company's primary business is the ownership and operation of mobile home parks - leasing mobile home spaces on a month-to-month basis to private mobile home owners. The Company also leases homes to tenants.

     A mobile home park community is designed to accommodate detached, single family manufactured housing units, which are produced off-site by manufacturers and delivered by truck to the site. Such dwellings, referred to as mobile homes (which should be distinguished from travel trailers), are manufactured in a variety of styles and sizes. Mobile homes, once located, are rarely transported to another site; typically, a mobile home remains on site and is sold by its owner to a subsequent occupant. This transaction is commonly handled through a broker in the same manner that the more traditional single-family residence is sold. Each owner of a mobile home leases the site on which the home is located from the Company.

      Mobile homes are being accepted by the public as a viable and economically attractive alternative to common stick-built single-family housing. During the past five years, approximately one-fifth of all single-family homes built and sold in the nation have been manufactured homes.

      The size of a modern mobile home community is limited, as are other residential communities, by factors such as geography, topography, and funds available for development. Generally, modern mobile home park communities contain buildings for recreation, green areas, and other common area facilities, which, as distinguished from tenant owned mobile homes, are the property of the park owner. In addition to such general improvements, certain mobile home park communities include recreational improvements such as swimming pools, tennis courts and playgrounds. Municipal water and sewer services are available to some mobile home parks, while other parks supply these facilities on site. The housing provided by the mobile home park community, therefore, includes not only the manufactured dwelling unit (owned by the resident), but also the physical community framework and services provided by the mobile home park community.

      The park manager interviews prospective residents, ensures compliance with park regulations, maintains public areas and community facilities and is responsible for the overall appearance of the park. The mobile home park community, once fully occupied, tends to achieve a stable rate of occupancy. The cost of effort in moving a home once it is located in a park encourages the owner of the mobile home to resell his mobile home there rather than to remove it from the park. This ability to produce relatively predictable income, together with the location of the park, its condition and its appearance, are factors in the long-term appreciation of the park.

      The long-term industry trend may be toward condominium conversions. A change from investor park ownership to tenant ownership would enhance the value of existing manufactured home communities. All of the Company's parks are located in areas of the country that have not yet accepted this concept. Condominium conversion is a long-term possibility and has no impact on the Company's current operations.

Investment and Other Policies of the Company

      The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the United States. In the past, it has concentrated on the northeast.

      The Company has no restrictions on how it finances new mobile home parks. It may finance parks by purchase money mortgages or other financing, including first liens, wraparound mortgages or subordinated indebtedness. In connection with its ongoing activities, the Company may issue notes, mortgages or other senior securities. The Company intends to use both secured and unsecured lines of credit.

      The Company may issue securities for property, however, this has not occurred to date, and it may repurchase or reacquire its shares from time to time if in the opinion of the Board of Directors such acquisition is advantageous to the Company.

                                    -3-
Property Maintenance and Improvement Policies

     It is the policy of the Company to properly maintain, modernize, expand, and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties over the next five years will be consistent with 1995 expenditures. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured where such insurance is available at a reasonable cost as determined by management.

General Risks of Real Estate Ownership

      The Company's investments will be subject to the risks generally associated with the ownership of real property, including the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative popularity (and thus the relative price) of the Company's real estate investments when compared to other investments, adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability of mortgage funds, costs and terms of mortgage funds, the financial conditions of tenants and sellers of properties, changes in real estate tax rates and other operating expenses (including corrections of potential environmental issues as well as more stringent governmental regulations regarding the environment), governmental rules and fiscal policies including possible proposals for rent controls, as well as expenses resulting from acts of God, uninsured losses and other factors which are beyond the control of the Company. The Company's investments are primarily in rental properties and are subject to the risk or inability to attract or retain tenants with a consequent decline in rental income as a result of adverse changes in local real estate markets or other factors.

Competition for Mobile Home Park Investments

      The Company will be competing for mobile home park investments with numerous other real estate entities, such as individuals, corporations, real estate investment trusts and other enterprises engaged in real estate activities, possibly including certain affiliates of the Company. In many cases, the competing concerns may be larger and better financed than the Company, making it difficult for the Company to secure new mobile home park investments. Competition among private and institutional purchasers of mobile home park investments has increased substantially in recent years, with resulting increases in the purchase price paid for mobile home parks and consequent higher fixed costs.


Environmental, Regulatory and Energy Problems

      The availability of suitable investments and the cost of construction and operation of mobile home parks in which the Company may invest may be adversely affected by legislative, regulatory, administrative and enforcement action at the local, state and national levels in the areas, among others, of housing and environmental controls. In addition to possible increasingly restrictive zoning regulations and related land use controls, such restrictions may relate to air, ground and water quality standards, wetlands regulations, noise pollution and indirect environmental impacts such as increased motor vehicle activity.

      The Company owns and operates 10 mobile home park communities which either have their own waste water treatment facility, water distribution system, or both. At these locations, the Company is subject to compliance of monthly, quarterly and yearly testing for contaminants as outlined by the individual state's Department of Environmental Protection Agencies.

      The Company must also comply with certain Federal Environmental Protection Agency Regulations which may be more stringent than the state and local governmental regulations. The costs of such testing are included in the Company's operating expenses. As of the date of this report, there are no enforcement actions pending by any federal, state or local environmental agencies and management believes that the Company is in compliance with all such regulations.

      Currently, the Company is not subject to radon or asbestos monitoring requirements.

      Since most of the Company's mobile home parks are fully developed, the Company, in its normal course of business, does not incur costs related to local or state zoning issues. Zoning regulations often restrict expansion of the Company's parks, but allow continuing operation of existing parks.

      Rent control now affects only two of the Company's mobile home parks which are in New Jersey and has resulted in a slower growth of earnings from these properties.

Number of Employees

      On March 1, 1996, the Company had approximately 70 employees, including Officers. During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

ITEM 2 - PROPERTIES

United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured housing communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company owns twenty-one manufactured housing communities. The following is a brief description of the properties owned by the Company:

                            Number      1995           Current
                              of       Average        Rent  Per
Name of Mobile Home Park    Sites     Occupancy     Month Per Site

Allentown Mobile Home Park    414       73%            $189
4912 Raleigh-Millington Rd.
Memphis,  TN 38128

Brookview Village             133       95%            $285
Route 9N
Greenfield Center, NY 12833

Cedarcrest Mobile Home Park   283      100%            $303
1976 North East Avenue
Vineland,  NJ 08360

Cranberry Village             201       98%            $255
201 North Court
Mars,  PA 16046

Cross Keys Village            133       99%            $207
Old Sixth Avenue Rd.
RD #1
Duncansville,  PA 16635

D & R Village                 234       99%            $307
Route 146, RD 13
Clifton Park,  NY 12065

Edgewood Mobile Home Park     218       82%            $175
700 Edgewood Estates
Apollo, PA  15613

Fairview Manor                160       98%            $315
2110 Mays Landing Rd.
Millville, NJ 08360

Forest Park Village           252       96%            $221
724 Slate Avenue
Cranberry Twp., PA  16066

                                    -6-
                            Number      1995           Current
                              of       Average         Rent Per
Name of Mobile Home Park    Sites     Occupancy     Month Per Site

Heather Highlands             457       70%            $219
 Mobile Home Park
109 S. Main Street
Pittston, PA  18640

Highland Estates              192       98%            $286
60 Old Route 22
Kutztown,  PA  19530

Kinnebrook Mobile Home Park   212       96%            $302
Route 17-B
Monticello,  NY 12701

Lake Sherman Village          210       98%            $213
7227 Beth Avenue, SW
Navarre,  OH  44662

Memphis Mobile City           168       83%            $183
3894 N. Thomas Street
Memphis, TN  38127

Oxford Village                224       99%            $296
2 Dolinger Drive
West Grove,  PA  19390

Pine Ridge Village            137       99%            $256
147 Amy Drive
Carlisle,  PA  17013

Port Royal Village            402       85%            $198
400 Patterson Lane
Belle Vernon,  PA  15012

River Valley Estates          156       96%            $167
2066 Victory Rd.
Marion,  OH  43302

Sandy Valley Estates          327       94%            $191
801 First, Route #2
Magnolia,  OH  44643

Southwind Village             250       98%            $237
435 E. Veterans Highway
Jackson,  NJ  08527

Woodlawn Village              157       99%            $372
Route 35
Eatontown,  NJ 07724

      Occupancy rates are very stable with little year-to-year changes once the community is filled (generally 90% or greater occupancy). It is the Company's experience that, once a home is set up in the community, it is seldom moved. The home if sold, is sold on-site to a new owner.

     Residents generally rent on a month-to-month basis. Some residents have one-year leases. Southwind Village and Woodlawn Village (both in New Jersey) are the only parks subject to local rent control laws.

      There are 14 sites at Sandy Valley which are under a consent order with the Federal Government. This order provides that, as sites become vacant, they cannot be reused.The restrictions on use were known at the time of purchase, and the item is not material to the operation of Sandy Valley Estates.

      In  connection  with  the  operation of its 4,920  sites,  the  Company operates approximately 275 rental units. These are homes owned by the Company and rented to residents. The Company engages in the rental of mobile homes primarily in areas where the communities have existing vacancies. The rental homes produce income on both the home and for the site which might otherwise be non-income producing. The Company sells the older rental homes when the opportunity arises.

      During 1995, the Company commenced engineering for the construction of 800 sites. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year. The Company currently has 61 sites under construction.

Significant Properties

      The Company operates approximately $45,000,000 (at original cost) in mobile home properties. These consist of 21 separate mobile home parks and related equipment and improvements. There are 4,920 sites in the 21 parks. No one park constitutes more than 10% of the total assets of the Company. Port Royal Village with 402 sites, Sandy Valley Estates with 327 sites, Cedarcrest Mobile Home Park with 283 sites, Allentown Mobile Home Park with 414 sites and Heather Highlands with 457 sites are the larger properties. The following is a description of these properties:

                             PORT ROYAL VILLAGE

      The Company acquired Port Royal Village in 1984. This is a 402-space mobile home park located in Belle Vernon, Pennsylvania. The Company believes this to be a sound acquisition for the following reasons: (a) the park is well-maintained with city water and its own sewer plant, as well as a swimming pool and community building; (b) the park has approximately 85% occupancy; and (c) the park generates substantial revenues and net operating income. Management believes that this park is a successful and valuable mobile home park.

                            SANDY VALLEY ESTATES

      The Company acquired Sandy Valley Estates in 1985. This is a 327-space mobile home park located in Magnolia, Ohio. The Company believes this to be an excellent park because (a) the park is well-maintained with municipal sewer; (b) the park has its own well system; (c) the park has approximately 94% occupancy; and (d) the park generates revenues with an average monthly rental of $191 per site, which rents are competitive with the other mobile home parks in the area. The Company believes that it is an excellent investment.

                                    -8-
                                 CEDARCREST

      On July 15, 1986 the Company paid $760,000 to acquire 94.05% of the partnership interest in Cedarcrest Mobile Home Park Associates, Ltd., a limited partnership that owned a 283-space mobile home park located in Vineland, New Jersey. On June 30, 1988 the Company paid $40,000 to acquire an additional 4.95% of the partnership interest, bringing the Company's total ownership to 99% at November 30, 1988. During 1989 the Company acquired the remaining 1% interest.

      The  Company  believes this to be an excellent park for  the  following reasons: (a) the park is well-maintained, (b) the mobile home park has municipal sewer and water service; and (c) the park is 100% occupied. Rents average $303 per month per site and they are competitive with other parks in the area.

                         ALLENTOWN MOBILE HOME PARK

      On September 15, 1986 the Company paid $850,000 to all of the limited partners to acquire 97% of the partnership interests in Allentown Mobile Home Park Associates, a limited partnership that owned a 414-space mobile home park located in Memphis, Tennessee.

      Royal  Green, Inc., the General Partner of Allentown Mobile  Home  Park
Associates, retained its 3% interest in the partnership until January, 1990 at which time the Company purchased the 3% interest for $25,500.

      The  Company  believes this to be a sound investment for the  following reasons: (a) the property is well maintained; (b) the park has municipal sewer and water service; and (c) rents are competitive with other mobile home parks in the area. Current occupancy is approximately 73%. The Company has been disappointed that it has not brought occupancy to 90% or higher. Nevertheless, in the future, the Company anticipates that it will be able to increase occupancy. The park has the potential to be fully occupied in one of the nicest areas in Memphis.

                             HEATHER HIGHLANDS

      On January 30, 1992, the Company acquired an 88.36% interest in Heather Highlands Mobile Home Village Associates, L.P., a limited partnership operating a 457-space mobile home park located in Pittston, Pennsylvania. The partnership has partners who are also officers, directors and/or shareholders of the Company. Mr. Eugene Landy, Chairman of the Board, retained the remaining 11.64% limited partnership interest. The purchase price included total payments to the original limited partners of $972,400, $35,000 to Burtenn Inc., General Partner and assumption of net liabilities of approximately $1,500,000 for a total purchase price of approximately $2,500,000. This purchase was based on an independent appraisal of fair market value. In January 1995, the Company purchased the remaining 11.64% partnership interest for $132,600. This price per unit was the same price previously paid to non-affiliated sellers.

      The Company anticipates that the park will ultimately have 415 sites since the use of double wide units reduce the total number of available sites.

      The  Company  believes this to be a sound investment for the  following reasons: (a) the property is well maintained; (b) the park has municipal sewer and water service; and (c) rents are competitive with other mobile home parks in the area.

Mortgages on Properties

      The Company has mortgages on various properties. The maturity dates of these mortgages are all in the year 2000. Interest varies from fixed rates of 7.5% to 10.5%. The aggregate balances of these mortgages total $17,707,635 at December 31, 1995. (For additional information, see Part IV,
Item 14(a)(1)(vi), Note 4 of the Notes to Consolidated Financial Statements - Notes and Mortgages Payable).

ITEM 3 - LEGAL PROCEEDINGS

     Legal proceedings are incorporated herein by reference and filed as Part IV, Item 14(a)(1)(vi), Note 12 of the Notes to Consolidated Financial Statements - Legal Matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.


                                    -10-
                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      The Company became publicly owned on January 3, 1985. As of January 5, 1994, shares of the Company were traded on the American Stock Exchange (symbol UMH). The per share range of high and low quotes for the Company's stock for each quarterly period is as follows:

                       1995                1994                1993
                  HIGH       LOW       HIGH      LOW       HIGH      LOW

First Quarter     7-3/4     7-1/8     8-1/2     6-3/4     5-1/4     4-3/8
Second Quarter    8-7/16    7-1/2     8-1/4       7       6-5/8     5-1/4
Third Quarter     10-1/8    8-1/4       8       6-7/8     7-1/8     5-5/8
Fourth Quarter    10-1/2    9-5/8     7-1/2       7         8       6-3/4


     On March 14, 1996 the closing price of the Company's stock was $12.

      As of December 31, 1995, there were approximately 900 holders of the Company's common stock based on the number of record owners.

      For the years ended December 31, 1995, 1994 and 1993, total dividends paid by the Company amounted to $2,954,847 or $.525 per share, $2,277,742 or $.425 per share and $1,648,643 or $.325 per share, respectively.

      On January 15, 1996, the Company declared a dividend of $.15 per share to be paid on March 15, 1996 to shareholders of record February 15, 1996.

      Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. The Company elected REIT status beginning in 1992. As a REIT, the Company must pay out at least 95% of its taxable income in the form of a cash distribution to shareholders.

                                    -11-
ITEM 6 - SELECTED FINANCIAL DATA

                                           December 31,
                      1995        1994       1993         1992      1991

Income Statement Data:

Rental and
 Related Income   $13,332,961 $12,318,467 $11,521,677 $10,895,680  $9,718,902

Income from Park
    Operations      7,449,168   6,864,080   6,407,937   6,069,885   5,669,172

Gains on Sales of
    Assets              5,758      59,941      17,022      57,259      77,591

Net Income          2,491,581   2,141,279   1,346,219   1,028,551     638,672
Net Income
 Per   Share              .44         .40         .26         .21         .14
 ...............................................................................

Balance Sheet Data:

Total Assets       29,758,397 $25,404,015 $25,274,685 $26,024,656 $26,709,734

Mortgages Payable  17,707,635  15,637,325  17,936,230  20,072,037  20,151,405

Shareholders'
 Equity            10,290,487   7,721,783   6,229,453   4,612,025   3,593,630
 ...............................................................................

Average Number
 of Shares
 Outstanding        5,693,001   5,395,733   5,099,089   4,837,526   4,526,734

Funds from
 Operations *    $  4,610,319 $ 3,941,086  $3,263,788  $2,828,798  $2,277,178

Funds from
 Operations *
 Per share                .81         .73         .63         .58         .50

Cash Dividends
   Per Share             .525        .425        .325        .225         .20


* Defined as net income, excluding gains (or losses) from sales of assets, plus depreciation and amortization.

                                     -12-

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and Expense

1995 vs. 1994

      Rental and related income increased from $12,318,467 for the year ended December 31, 1994 to $13,332,961 for the year ended December 31, 1995 primarily due to rental increases to tenants, increased occupancy and the acquisition of a new park in January 1995. During 1995, the Company was able to obtain rent increases of $7.00 to $16.00 per month on most of its occupied sites.

      Overall occupancy rates are satisfactory with only five mobile home parks experiencing vacancies over ten percent. Progress has been made to increase occupancy at these parks. The Company has purchased one park in 1995 and has negotiated for the purchase of a 161-space park, which closed in January 1996. The Company is also evaluating further expansion at selected parks in order to increase the number of available sites. Some of these parks are in various stages of expansion.

      Park operating expenses increased from $5,454,387 for the year ended December 31, 1994 to $5,883,793 for the year ended December 31, 1995 primarily as a result of the acquisition of an additional park. Park operating expenses remained at 44% of gross revenues.

      The Company's income from park operations continues to show steady growth rising from $6,864,080 in 1994 to $7,449,168 in 1995.

      General and administrative expenses decreased by 6% to $1,228,850 in 1995 primarily as a result of a decrease in personnel costs.

      Interest expense increased to $1,675,998 in 1995 from $1,519,527 in 1994. This was primarily as a result of an increase in the principal amount
outstanding offset by a decrease in the interest rate.   During  1995, the
Company negotiated new long-term debt. Interest rates dropped from prime plus 1% to a fixed rate of 7.5%.

      Depreciation expense increased from $1,799,169 in 1994 to $1,872,942 in 1995 due to the addition of a new park.

      For the year ended December 31, 1995, the Company reported net income of $2,491,581 as compared to net income of $2,141,279 for the year ended December 31, 1994. The Company is currently experiencing modest inflation. Modest inflation is believed to have a favorable impact on the Company's financial performance. With modest inflation, the Company believes that it can increase rents sufficiently to match increases in operating expenses. High rates of inflation (more than 10%) could result in an inability to raise rents to meet rising costs and could create political problems such as the imposition of rent controls. The Company anticipates continuing profits in 1996.

                                     -13-

1994 vs. 1993

      Rental and related income increased from $11,521,677 for the year ended December 31, 1993 to $12,318,467 for the year ended December 31, 1994 primarily due to rental increases to tenants. During 1994, the Company was able to obtain rent increases of $6.00 to $19.00 per month on most of its occupied sites. There were no significant trends or changes in overall occupancy during 1994. Overall occupancy rates are satisfactory with only four mobile home parks experiencing vacancies over ten percent.

      Park operating expenses increased from $5,113,740 for the year ended December 31, 1993 to $5,454,387 for the year ended December 31, 1994 primarily due to increased personnel and utility costs. Park operating expenses remained at 44% of gross revenues.

      The Company's income from park operations continue to show steady growth rising from $6,407,937 in 1993 to $6,864,080 in 1994.

      General and administrative expenses remained relatively stable during 1994.

      Interest expense decreased to $1,519,527 in 1994 from $1,757,710 in 1993. During 1994, the Company negotiated new long-term debt. Interest rates on a significant portion of the Company's debt dropped from prime plus 3% to prime plus 1%. The Company also reduced the principal amount outstanding.

     Depreciation expense remained relatively constant during 1994.

      For the year ended December 31, 1994, the Company reported net income of $2,141,279 as compared to $1,346,219 for the year ended December 31, 1993. Although interest rates have risen during 1994, the Company believes that these rates will remain relatively steady during 1995. The Company is currently experiencing modest inflation. Modest inflation is believed to have a favorable impact upon the Company's financial performance. With modest inflation, the Company believes that it can increase rents sufficiently to match increases in operating expenses. High rates of inflation (more than 10%) could result in an inability to raise rents to meet rising costs and could create political problems such as the imposition of rent controls.



                                     -14-
Liquidity and Capital Resources

      As a real estate company, the Company uses funds for real estate acquisitions, real property improvements and amortization of debt incurred in connection with such acquisitions and improvements. The Company generates funds through cash flow from properties, mortgages on properties and increases
in shareholder investments.   The Company  has  liquidity  available  from  a
combination of short and long-term sources. The Company currently has mortgages payable totalling $17,707,635 secured by eight parks. The Company also has a $500,000 line of credit with United Jersey Bank, N.A. (UJB), all of which was available at December 31, 1995. The Company believes that its 21 mobile home parks have market values in excess of historical cost. Management believes that this provides significant additional borrowing capacity.

      Net cash provided by operating activities increased from $3,550,606 in 1993 to $4,343,548 in 1994 to $4,642,256 in 1995. Cash flow was primarily used for capital improvements, payment of dividends, and the purchase of an additional park in 1995. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

      In addition to normal operating expenses, the Company requires cash for additional investments in mobile home parks, capital improvements, purchase of
mobile homes   for rent, scheduled mortgage amortization and dividend
distributions.   As a REIT, the Company must distribute at least 95% of its taxable income.

      The Company estimates that it will purchase in 1996 approximately 50 mobile homes to be used as rentals for a total cost of $700,000. Management believes that these mobile homes will each generate approximately $300 per month in rental income in addition to lot rent.

      Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the mobile home parks that provide water or sewer service. Excluding expansions, the Company is budgeting approximately $1,000,000 in capital improvements for 1996.

      The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan). Cash received from the Plan is a significant additional source of liquidity and capital resources. During 1995, the Company paid $2,954,847 in dividends. Amounts received under the Plan amounted to $3,031,970. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 1995.

      The Company has undeveloped land which it could develop over the next three years. During 1995, additional acreage was purchased in Vineland, New Jersey which will be used for expansion in the future. In addition, the Company plans to continue acquiring additional mobile home parks. On January 10, 1996, the Company completed the purchase of Wood Valley Mobile Home Park, a 161-space park located in Caledonia, Ohio. The total purchase price was $1,992,000.

      The Company believes that funds generated from operations, together with the financing and refinancing of its properties, will be adequate to meet its needs over the next several years.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data listed in Part IV, Item 14(a)(1) are incorporated herein by reference.

     The following is the Unaudited Selected Quarterly Financial Data:

                SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                              THREE MONTHS ENDED

1995                   MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31

Rental & Related
   Income            $ 3,247,040   $ 3,304,765   $ 3,382,423     $ 3,398,733
Income from Park
   Operations          1,839,493     1,814,328     1,838,716       1,956,631
Net Income               589,940       558,878       629,741         713,022
Net Income per Share         .11           .10           .11             .12

                              THREE MONTHS ENDED

1994                   MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31

Rental & Related
   Income            $ 3,001,056   $ 3,053,201   $ 3,109,779     $ 3,154,431
Income from Park
   Operations          1,658,699     1,684,324     1,745,954       1,775,103
Net Income               502,854       496,185       571,045         571,195
Net Income per Share         .09           .09           .11             .11

                              THREE MONTHS ENDED

1993                   MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31

Rental & Related
  Income             $ 2,834,857   $ 2,846,301   $ 2,900,283     $ 2,940,236
Income from Park
  Operations           1,598,102     1,613,918     1,581,309       1,614,608
Net Income               313,230       344,349       311,479         377,161
Net Income Per Share         .06           .07           .06             .07

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None.

                                  PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age &         Principal Occupation    Director  Shares Owned    Percent
Office Held         During Past Five Years    Since   Beneficially(1) of Stock

Robert A. Anderson   Vice President of The     1980        14,083        0.24%
Age: 73              David Cronheim Company;
Director             past President of the
                     Industrial Real Estate
                     Brokers Association of New
                     York and New Jersey.

Ernest V. Bencivenga Financial  Consultant;    1969        11,327 (2)     0.20%
Age: 77              Treasurer and Director
Secretary/Treasurer  (1961 to present) and Secretary
Director             (1967 to present) of Monmouth
                     Capital Corporation;
                     Treasurer and Director (1968
                     to present) of Monmouth Real
                     Estate Investment Corporation.

Anna T. Chew         Certified Public Accountant;  1994    4,276 (3)      0.07%
Age: 37              Controller (1991 to present) of
Vice President and   Monmouth Real Estate Investment
Chief Financial      Corporation; Controller (1991 to
  Officer            present) and Director (1994 to
Director             present) of Monmouth Capital
                     Corporation; Senior Manager (1987
                     to 1991) of KPMG Peat Marwick LLP

Charles P. Kaempffer Investor; Director (1970      1969   54,197 (4)      0.93%
Age: 58              to present) of Monmouth
Director             Capital Corporation; Director
                     (1975 to present) of Monmouth Real
                     Estate Investment Corporation;
                     and Director (1989 to present)
                     of Colonial State Bank.

Name, Age  &       Principal  Occupation     Director  Shares Owned    Percent
Office  Held       During Past Five Years     Since    Beneficially(1) of Stock

Eugene W. Landy    Attorney at Law for the     1969     830,124 (5)     14.19%
Age: 62            firm of Landy & Landy;
Chairman of the    President and Director
 Board and         (1961 to present) of Monmouth
Director           Capital Corporation;
                   President and Director (1968
                   to present) of Monmouth Real
                   Estate Investment Corporation.

Samuel A. Landy    Attorney at Law for the     1992     190,215 (6)      3.25%
Age: 35            firm of Landy & Landy;
President and      Director (1990 to present) of
Director           Monmouth Real Estate Investment
                   Corporation; Director (1994 to
                   present) of Monmouth Capital
                   Corporation.

Richard A. Molke   Vice President of Remsco    1986     300,236 (7)      5.13%
Age: 69            Associates, Inc.,
Director           a construction firm.

Eugene Rothenberg  Obstetrician and            1977      79,529 (8)      1.36%
Age: 62            Gynecologist; President (1988 to
Director           1989 of the Medical Staff of
                   Monmouth Medical Center.

Robert G. Sampson  Investor; Director (1968    1969     130,589 (9)      2.23%
Age: 68            to present) of Monmouth Real
Director           Estate Investment Corporation;
                   Director (1963 to present) of
                   Monmouth Capital Corporation,;
                   Director (1972 to 1993) of
                   United Jersey Bank;
                   General Partner (1983 to
                   present) of Sampco, Ltd., an
                   investment group.

                    TOTALS     ..................     1,614,576         27.60%

1.)   Beneficial ownership, as defined herein, includes common  stock  as  to which a person has or shares voting and/or investment power.

2.)   Includes  8,382 shares held by Mr. Bencivenga's wife and  1,239  shares held in the United Mobile Homes, Inc. 401(k) Plan.

3.)   Includes  2,818 shares held jointly with Ms. Chew's husband  and  1,458 shares held in the United Mobile Homes, Inc. 401(k) Plan.

4.) Includes (a) 52,197 shares held as Trustee for Defined Benefit Pension Plan for which Mr. Kaempffer has power to vote and (b) 2,000 shares held by Mr. Kaempffer's wife.

5.) Includes (a) 49,391 shares held by Mr. Landy's wife, (b) 172,607 shares held by Landy Investments, Ltd. in which Mr. Landy has a beneficial interest,
(c) 46,693 shares held in the Landy & Landy, Employee's Pension Plan, of which Mr. Landy is a Trustee with power to vote, and (d) 107,352 shares held in the Landy & Landy, Employees' Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 208,052 shares held by Mr. Landy's adult children in which he disclaims any beneficial interest.

6.)  Includes (a) 22,590 shares held jointly with Mr. Samuel A. Landy's wife,
(b) 12,835 in a custodial account for his sons, and (c) 3,195 shares held in the United Mobile Homes, Inc. 401(k) Plan.

7.)   Includes  146,702  shares held by Mr. Richard Molke's  wife.   Excludes
3,333 shares held by Mr. Richard Molke's adult children in which he disclaims any beneficial interest.

8.)   Includes (a) 55,354 shares held by Rothenberg Investment, Ltd. in which
Dr. Rothenberg has a beneficial interest and (b) 20,173 shares held as Trustee for a Profit Sharing Plan of which Dr. Rothenberg has power to vote.

9.)   Includes (a) 32,400 shares held by the Estate of Helen Haskell  Sampson and (b) 48,492 shares held by Sampco, Ltd. in which he has a beneficial interest.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table.

      The following Summary Compensation Table shows compensation paid by the Company for services rendered during 1995, 1994 and 1993 to the Chairman of the Board and President. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and                                Annual Compensation
Principal Position     Options    Year    Salary    Bonus    All Other


Eugene W. Landy        50,000     1995   $  -      $  -     $310,160 (1)(3)
Chairman of the           -       1994   $  -      $  -     $361,842 (1)(3)
  Board                   -       1993   $  -      $  -     $179,838 (1)

Samuel A. Landy        25,000     1995   $150,000  $ 15,769 $ 16,674 (2)
President              25,000     1994   $150,000  $  7,769 $  9,513 (2)
                       25,000     1993   $109,038  $ 10,300 $ 10,126 (2)

     (1) Represents base compensation of $150,000 in both 1995 and 1994, and $137,800 in 1993 as well as Directors' fees and legal fees.
     (2) Represents Directors' fees, fringe benefits and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.
     (3) Includes $130,000 for 1995 and $190,000 for 1994 accrual for pension and other benefits in accordance with Eugene W. Landy's employment contract.

Stock Option Plan.

      The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 1995:

                                                          Potential Realized
                            % of Total  Price               Value at Assumed
                   Options  Granted to   Per    Expiration  Annual Rates for
Name               Granted  Employees   Share      Date       5%      10%

Eugene W. Landy     50,000      45%     $8.25      1/05/00  $66,100  $91,450
Samuel A. Landy     25,000      22%     $8.25      1/05/00  $33,050  $95,725

      The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 1995:
                                                                Value of
                                                               Unexercised
                                      Number of Unexercised    In-The-Money
                   Shares    Value     Options at Year-End       Options
Name             Exercised Realized Exercisable/Unexercisable  at Year-End

Eugene W. Landy     -0-      N/A         -0-   /   50,000    $  -0-/$75,000
Samuel A. Landy     -0-      N/A      75,000   /   25,000    $262,500/$37,500

  Compensation of Directors.

        The Directors receive a fee of $300 for each Board meeting attended. Effective January 1, 1996, this fee was increased to $1,000 for each Board meeting attended. Directors also receive a fixed annual fee of $7,600, payable $1,900 quarterly. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

  Employment Contracts.

        On December 14, 1993, the Company and Eugene W. Landy entered into an Employment Agreement under which Mr. Eugene Landy receives an annual base compensation of $150,000 plus bonuses and customary fringe benefits, including health insurance, participation in the Company's 401(k) Plan, stock options, five weeks vacation and use of an automobile. In lieu of annual increases in compensation, there will be additional bonuses voted by the Board of Directors.

        On severance of employment for any reason, Mr. Eugene Landy will receive severance pay of $450,000 payable $150,000 on severance and $150,000 on the first and second anniversaries of severance. If employment is terminated following a change in control of the Company, Mr. Eugene Landy will be entitled to severance pay only if actually severed either at the time of merger or subsequently.

        In the event of disability, Mr. Eugene Landy's compensation shall continue for a period of three years, payable monthly.

        On retirement, Mr. Eugene Landy shall receive a pension of $50,000 a year for ten years, payable in monthly installments.

       In the event of death, Mr. Eugene Landy's designated beneficiary shall receive $450,000, $100,000 thirty days after death and the balance one year after death.

        The  Employment Agreement terminates December 31, 1998.   Thereafter,
  the term of the Employment Agreement shall be automatically renewed and extended for successive one-year periods.

        Effective January 1, 1996, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $165,000 for 1996, $181,500 for 1997 and $199,650 for 1998 plus bonuses and customary fringe benefits. Bonuses shall be at the discretion of the Board of Directors and shall be based on certain guidelines. Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 25,000 shares in each year of the contract.

        The Company agrees to loan to Mr. Samuel Landy $100,000 at the Company's corporate borrowing rate with a 5-year maturity and a 15-year principal amortization. Additional amounts, secured by Company stock, may be borrowed at the same terms for the exercise of stock options.

        On severance and disability, Mr. Samuel Landy is entitled to one year's pay.
                                     -21-

  Report of Board of Directors.

  Overview and Philosophy

         The Company has a Compensation Committee consisting of three independent outside Directors. This Committee is responsible for making recommendations to the Board of Directors concerning executive compensation. The Compensation Committee takes into consideration three major factors in setting compensation.

        The first consideration is the overall performance of the Company. The Board believes that the financial interests of the executive officers should be aligned with the success of the Company and the financial interests of its shareholders. Increases in funds from operations, the enhancement of the Company's equity portfolio, and the success of the Dividend Reinvestment and Stock Purchase Plan all contribute to increases in stock prices thereby maximizing shareholders' return.

        The second consideration is the individual achievements made by each officer. The Company is a small real estate investment trust (REIT). The Board of Directors is aware of the contributions made by each officer and makes an evaluation of individual performance based on their own familiarity with the officer.

        The final criteria in setting compensation is comparable wages in the
  industry.    In   this  regard,  the  REIT  industry  maintains   excellent
  statistics.

  Evaluation

       The Company had an excellent year. The stock price rose from 7-3/8 at December 31, 1994 to 9-3/4 at December 31, 1995. The Committee reviewed the progress made by Mr. Eugene W. Landy, Chairman of the Board, in reducing the Company's costs of funds. Mr. Eugene Landy was successful in bringing the Company's long-term debt from a variable rate of prime plus 1% to a fixed rate of 7.5%. Mr. Eugene Landy is under an employment agreement with the Company. His base compensation under this contract is $150,000 per year. (The Summary Compensation Table shows an annual compensation to Mr. Eugene Landy of $150,000 plus $30,160 in director's and other legal fees plus $130,000 accrual for pension and other benefits for a total of $310,160 in 1995.) The Committee has decided to grant Mr. Eugene Landy a bonus of $15,000.

        The Committee also reviewed the progress made by Mr. Samuel A. Landy, President. Net income and funds from operations increased by approximately 16% and 17%, respectively. The Committee also noted that Mr. Samuel Landy's current compensation was less than the average salary received by Presidents of other REIT's. Therefore, the Committee decided to increase Mr. Samuel A. Landy's base compensation from $150,000 to $165,000 effective January 1, 1996 and to provide him with a five-year contract with scheduled increases in base compensation. Mr. Samuel Landy will also be granted stock options for 25,000 shares in each year of the five-year contract as well as other fringe benefits. The Committee believes that an employment agreement with Mr. Samuel Landy is in the best interest of the Company and its shareholders to retain and to ensure continuity and stability of management.

  Other Information.

        The Company had mortgages payable to Royal Green, Ltd., a partnership in which Mr. Eugene W. Landy has a significant ownership interest. These mortgages were repaid during 1994. Interest expense on these mortgages amounted to $30,717 and $99,006 in 1994 and 1993, respectively.

  COMPARATIVE STOCK PERFORMANCE.

       The line graph compares the total return of the Company's common stock for the last five years to the NAREIT All REIT Total Return Index published by the National Association of Real Estate Investment Trusts (NAREIT) and to the S&P 500 Index for the same period. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

                             1990    1991   1992   1993   1994   1995

  United Mobile Homes, Inc.   100     142    222    360    393    551
  S & P 500                   100     131    141    155    157    215
  NAREIT                      100     136    152    180    182    215

  ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        On December 31, 1994, no person owned of record, or was known by the Company to own beneficially more than five percent (5%) of the shares of the Company, except the following:

                                                              Percent
                     Name and Address         Shares Owned       of
  Title of Class    of Beneficial Owner       Beneficially     Class

  Common Stock      Beechmont Co., as Agent       394,400       6.74%
                    122 East 42nd St.
                    New York, NY  10168

  Common Stock      Richard H. Molke              300,236       5.13%
                    8 Ivins Place
                    Rumson, NJ  07760

  Common Stock      Eugene W. Landy               830,124      14.19%
                    20 Tuxedo Road
                    Rumson, NJ  07760

  ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 14(a)(1)(vi), Note 7 of the Notes to Consolidated Financial Statements - Related Party Transactions.

                                   PART IV

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a) (1) The following Financial Statements are filed as part of this report.
                                                                 Page(s)

  (i)       Independent Auditors' Report                           27

  (ii)      Consolidated Balance Sheets as of December 31, 1995    28
            and 1994

  (iii)     Consolidated Statements of Income for the years        29
            ended December 31, 1995, 1994 and 1993

  (iv)      Consolidated Statements of Shareholders' Equity for    30
            the years ended December 31, 1995, 1994 and 1993

  (v)       Consolidated Statements of Cash Flows for the years    31
            ended December 31, 1995, 1994 and 1993

  (vi)      Notes to Consolidated Financial Statements           32-42

  (a) (2) The following Financial Statement Schedule for the years ended December 31, 1995, 1994 and 1993 is filed as part of this report.

  (i)       Schedule III - Real Estate and Accumulated             43
            Depreciation

        All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

                                   PART IV

  (a) (3) The Exhibits set forth in the following index of Exhibits are filed as a part of this Report.

  Exhibit No.         Description

  (3)                 Articles of Incorporation and By-Laws:
                      Articles of Incorporation and By-Laws, Certificate of Incorporation and Amendments thereto are incorporated by reference to the Company's Registration Statement No. 2-92896-NY, and Amendments thereto, filed with the SEC on August 22, 1984.

  (10)                Material Contracts:

                      (a)  Stock Option Plan is incorporated
                      by reference to the Company's Proxy Statement dated April 25, 1994 filed with the SEC April 27, 1994.

                      (b)  401(k) Plan Document and Adoption
                      Agreement effective April 1, 1992 is incorporated by reference to that filed with the Company's 1992 Form 10-K filed with the SEC on March 9, 1993.

                      (c)  Employment contract with Mr. Eugene
                      W. Landy dated December 14, 1993 is incorporated by reference to that filed with the Company's 1993 Form 10-K filed with the SEC on March 28, 1994.

                      (d) Employment contract with Mr. Ernest
                      V. Bencivenga dated November 9, 1993 is incorporated by reference to that filed with the Company's 1993 Form 10-K filed with the SEC on March 28, 1994.

                      (e) Employment contract with Mr. Samuel
                      A. Landy effective January 1, 1996.

  (22)                Subsidiaries of the Registrant:

                      The Company operates through wholly-
                      owned, multiple subsidiaries carrying on the same line of business. The parent company is the Registrant. The line of business is the operation of mobile home parks. The Company operates through subsidiaries. A full and complete list of operating subsidiaries, listed by trade name is incorporated by reference to the Company's Registration Statement No. 33-1396-NY, and Amendments thereto, filed with the SEC on November 6, 1985.

  (a)(3)(b)           Reports of Form 8-K
                      None.

                        INDEPENDENT AUDITORS' REPORT


  The Board of Directors and Shareholders
  United Mobile Homes, Inc.:

  We have audited the consolidated financial statements of United Mobile Homes, Inc. as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




  Short Hills, New Jersey
  March 6, 1996
                                          S/KPMG Peat Marwick LLP
                                          KPMG Peat Marwick LLP


                        UNITED MOBILE HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1995 AND 1994

                                                1995            1994
           - ASSETS -
INVESTMENT PROPERTY & EQUIPMENT
  Land                                    $  5,194,402     $  4,494,382
  Site and Land Improvements                32,456,359       29,777,592
  Buildings and Improvements                 1,755,407        1,728,447
  Rental Homes and Accessories               3,912,918        3,523,332
                                           ___________      ___________
   Total Investment Property                43,319,086       39,523,753
  Equipment and Vehicles                     1,853,398        1,669,585
                                           ___________      ___________
   Total Investment Property and Equipment  45,172,484       41,193,338
  Accumulated Depreciation                 (19,145,830)     (17,643,762)
                                           ___________      ___________
    Net Investment Property & Equipment     26,026,654       23,549,576
                                           ___________      ___________
OTHER ASSETS
  Cash and Cash Equivalents                  2,043,282          357,547
  Notes and Other Receivables                  547,779          418,304
  Unamortized Financing Costs                  199,103          235,663
  Prepaid Expenses                             272,704          286,148
  Land Development Costs                       668,875          556,777
                                           ___________      ___________
   Total Other Assets                        3,731,743        1,854,439
                                           ___________      ___________
  TOTAL ASSETS                            $ 29,758,397     $ 25,404,015
                                           ===========      ===========

         -LIABILITIES & SHAREHOLDERS' EQUITY-

LIABILITIES:
MORTGAGES PAYABLE                         $ 17,707,635     $ 15,637,325
                                           ___________      ___________
OTHER LIABILITIES
  Accounts Payable                             197,357          151,548
  Loans Payable                                    -0-          500,000
  Accrued Liabilities and Deposits           1,243,686          966,731
  Tenant Security Deposits                     319,232          294,028
                                           ___________      ___________
   Total Other Liabilities                   1,760,275        1,912,307
                                           ___________      ___________
MINORITY INTEREST                                  -0-          132,600
                                           ___________      ___________
   Total Liabilities                        19,467,910       17,682,232
                                           ___________      ___________
SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per share,
    10,000,000 shares authorized, 5,850,631
    and 5,496,163 issued and outstanding as
    of December 31, 1995 and 1994,
    respectively                               585,063          549,616
  Additional Paid-In Capital                10,373,217        7,839,960
  Accumulated Deficit                         (667,793)        (667,793)
                                           ___________      ___________
   Total Shareholders' Equity               10,290,487        7,721,783
                                           ___________      ___________
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $ 29,758,397     $ 25,404,015
                                           ===========      ===========

                        See Accompanying Notes to
                    Consolidated Financial Statements

                                   -28-


                        UNITED MOBILE HOMES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                  1995            1994           1993

Rental and Related Income     $ 13,332,961    $ 12,318,467   $ 11,521,677

Park Operating Expenses          5,883,793       5,454,387      5,113,740
                                __________      __________     __________
Income from Park Operations      7,449,168       6,864,080      6,407,937

Other Expenses (Income):
   General and Administrative    1,228,850       1,308,724      1,259,572
   Interest Expense              1,675,998       1,519,527      1,757,710
   Interest Income              (   65,999)     (   25,474)    (   12,395)
   Depreciation Expense          1,872,942       1,799,169      1,816,662
   Other Expenses                  251,554         180,796        257,191
                                __________      __________     __________

Income Before Gains
  on Sales of Assets             2,485,823       2,081,338      1,329,197
Gains on Sales of Assets             5,758          59,941         17,022
                                __________      __________     __________
Net Income                     $ 2,491,581     $ 2,141,279    $ 1,346,219
                                ==========      ==========     ==========
Net Income Per Share           $       .44     $       .40    $       .26
                                ==========      ==========     ==========
Weighted Average Shares
   Outstanding                   5,693,001       5,395,733      5,099,089
                                ==========      ==========     ==========


















                        See Accompanying Notes to
                    Consolidated Financial Statements

                                   -29-


                          UNITED MOBILE HOMES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                             Additional
                            Common Stock      Paid-In  Accumulated Treasury
                          Number   Amount     Capital    Deficit    Stock(1)

Balance 12/31/92        4,965,024 $496,502  $4,868,641   $(667,793) $(85,325)

Common Stock Issued with
 the Dividend Reinvestment
 and Stock Purchase Plan  282,572   28,258   1,737,019         -0-    85,325

Common Stock Issued
 through the Exercise of
 Stock Options             28,000    2,800      66,450         -0-       -0-

Distributions                 -0-      -0-  (  302,424) (1,346,219)      -0-

Net Income                    -0-      -0-         -0-   1,346,219       -0-
                        _________  _______   _________   _________    ______
Balance 12/31/93        5,275,596  527,560   6,369,686   ( 667,793)      -0-

Common Stock Issued with
 the Dividend Reinvestment
 and Stock Purchase Plan  220,567   22,056   1,606,737         -0-       -0-

Distributions                 -0-      -0-  (  136,463) (2,141,279)      -0-

Net Income                    -0-      -0-         -0-   2,141,279       -0-
                        _________  _______   _________  __________    ______
Balance 12/31/94        5,496,163  549,616   7,839,960  (  667,793)      -0-

Common Stock Issued with
 the Dividend Reinvestment
 and Stock Purchase Plan  354,468   35,447   2,996,523         -0-       -0-

Distributions                 -0-      -0-  (  463,266) (2,491,581)      -0-

Net Income                    -0-      -0-         -0-   2,491,581       -0-
                        _________  _______  __________   _________    ______
Balance 12/31/95        5,850,631 $585,063 $10,373,217  $( 667,793)  $   -0-
                        =========  =======  ==========   =========    ======

(1) Represented 17,065 shares of common stock. These shares were reissued during 1993.









                         See Accompanying Notes to
                     Consolidated Financial Statements

                                    -30-

                          UNITED MOBILE HOMES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                       1995          1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                       $ 2,491,581   $ 2,141,279    $ 1,346,219
    Depreciation & Amortization      2,124,496     1,859,748      1,934,591
    Minority Interest                      -0-        12,217     (      739)
    Gains on Sales of Assets       (     5,758)   (   59,941)    (   17,022)
  Changes in Operating Assets
   and Liabilities -
    Notes and Other Receivables    (   129,475)   (   29,320)        36,129
    Prepaid Expenses                    13,444    (    4,123)       133,273
    Accounts Payable                    45,809         2,884         78,159
    Accrued Liabilities & Deposits      76,955       411,841         61,116
    Tenant Security Deposits            25,204         8,963      (  21,120)
                                    __________     _________      _________
  Net Cash Provided by Operating
   Activities                        4,642,256     4,343,548      3,550,606
                                    __________     _________      _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Edgewood Mobile
     Home Park                     ( 1,810,906)          -0-            -0-
  Acquisition of Minority Interest (   132,600)          -0-            -0-
  Purchase of Investment Property
   and Equipment                   ( 1,778,402)   (1,556,297)    (  892,522)
  Proceeds from Sales of Assets        288,494       305,018        127,543
  Additions to Land Development
   Costs                           (   955,546)   (  556,763)    (  275,417)
                                    __________     _________     __________
 Net Cash Used by
   Investing Activities            ( 4,388,960)   (1,808,042)    (1,040,396)
                                    __________     _________     __________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans  18,700,000     5,400,000      6,800,000
 Net Proceeds from (Repayments of)
   Short-Term Borrowings           (   500,000)      500,000            -0-
 Principal Payments of Mortgages
   and Loans                       (16,629,690)   (7,698,905)    (9,284,815)
 Financing Costs on Debt           (   214,994)   (   94,577)    (  120,702)
 Proceeds from Dividend Reinvestment
   and Stock Purchase Plan           1,729,159     1,088,034      1,850,602
 Proceeds from Exercise of Stock
   Options                                 -0-           -0-         69,250
 Dividends Paid                    ( 1,652,036)   (1,736,983)    (1,648,643)
                                    __________     _________     __________
 Net Cash Provided (Used) by
   Financing Activities              1,432,439    (2,542,431)    (2,334,308)
                                    __________     _________     __________
NET INCREASE (DECREASE) IN CASH      1,685,735    (    6,925)       175,902
CASH & CASH EQUIVALENTS - BEGINNING    357,547       364,472        188,570
                                    __________     _________      _________
CASH & CASH EQUIVALENTS - ENDING   $ 2,043,282   $   357,547     $  364,472
                                    ==========     =========      =========

                          See Accompanying Notes to
                      Consolidated Financial Statements

                                    -31-


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST

      Effective January 1, 1992, United Mobile Homes, Inc. (the Company) elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856-858 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 95% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF THE BUSINESS - The Company owns and operates twenty-one mobile home parks containing 4,920 sites. The parks are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

  These mobile home parks are listed by trade names as follows:

  MOBILE HOME PARK                           LOCATION

  Allentown Mobile Home Park              Memphis, Tennessee
  Brookview Village                       Greenfield Center, New York
  Cedarcrest Mobile Home Park             Vineland, New Jersey
  Cranberry Village                       Mars, Pennsylvania
  Cross Keys Village                      Duncansville, Pennsylvania
  D & R Village                           Clifton Park, New York
  Edgewood Mobile Home Park               Apollo, Pennsylvania
  Fairview Manor                          Millville, New Jersey
  Forest Park Village                     Cranberry Township, Pennsylvania
  Heather Highlands Mobile Home Park      Inkerman, Pennsylvania
  Highland Estates                        Kutztown, Pennsylvania
  Kinnebrook Mobile Home Park             Monticello, New York
  Lake Sherman Village                    Navarre, Ohio
  Memphis Mobile City                     Memphis, Tennessee
  Oxford Village                          West Grove, Pennsylvania
  Pine Ridge Village                      Carlisle, Pennsylvania
  Port Royal Village                      Belle Vernon, Pennsylvania
  River Valley Estates                    Marion, Ohio
  Sandy Valley Estates                    Magnolia, Ohio
  Southwind Village                       Jackson, New Jersey
  Woodlawn Village                        Eatontown,  New Jersey

BASIS OF PRESENTATION - The consolidated financial statements of the Company include all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the years then ended. Actual results could differ significantly from these estimates and assumptions.

                                   -32-
NOTE 2 - Continued

INVESTMENT, PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are carried at cost. Depreciation for Sites and Building (15 to 27.5 years) is computed principally on the straight-line method over the estimated useful lives of the assets. Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles (3 to 27.5 years) is computed principally on the straight-line method. Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites or Site Improvements. Maintenance and repairs are charged to income as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year's results of operations.

UNAMORTIZED FINANCING COSTS - Legal fees and loan processing fees for new and restructured mortgages are being amortized over the life of the related debt. Amortization expenses charged to Other Expenses for the years ended December 31, 1995, 1994 and 1993 were $251,554, $60,579 and $117,929, respectively.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include certificates of deposit and bank repurchase agreements with maturities of 90 days or less.

MINORITY INVESTMENTS - The Company consolidates the results of certain operations that have minority interests. On January 30, 1992, the Company acquired an 88.36% interest in a limited partnership. On February 3, 1995, the Company acquired the remaining 11.64% interest in this limited partnership.

REVENUE RECOGNITION - The Company derives its income from the rental of mobile home sites. The Company also owns approximately 275 rental units which are rented to tenants. Revenue is recognized on the accrual basis.

EARNINGS PER SHARE - Net income per share is computed using the weighted average number of shares outstanding, adjusted for the exercise, or potential exercise, of any dilutive outstanding stock options (See Note 5).

RECENT ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which is effective for financial statements issued for fiscal years beginning after December 15, 1995. The implementation of SFAS 121 is not expected to have a material impact on the financial position or results of operations of the Company.

RECLASSIFICATIONS - Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the statement presentation for the current year.
                                   -33-

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT

      On January 26, 1995, the Company acquired Edgewood Mobile Home Park a 218-space mobile home park located in Apollo, Pennsylvania. This mobile home park was purchased from a partnership whose partners are also Officers, Directors and shareholders of the Company. The purchase price, including closing costs, totalled $1,810,906. An additional $200,000 plus interest at 8% is to be paid if the park generates, within a three year time limit, $195,000 per year or more in operating income. This purchase was based on an independent appraisal of fair market value.

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

      On October 10, 1995, the Company entered into an agreement to sell 5.5 acres of vacant land for a sales price of $385,000. This sale is schedule to close in 1996.

      The following is a summary of accumulated depreciation by major classes of assets:
                              December 31, 1995   December 31, 1994

  Site & Land Improvements       $ 16,061,667        $ 14,666,938
  Buildings & Improvements            942,710             861,781
  Rental Homes & Accessories        1,015,358           1,018,551
  Equipment & Vehicles              1,126,095           1,096,492
                                   __________          __________
  Total Accumulated
    Depreciation                 $ 19,145,830        $ 17,643,762
                                   ==========          ==========

                                   -34-

NOTE 4 - NOTES AND MORTGAGES PAYABLE

     The following is a summary of mortgages payable at December 31, 1995 and 1994:
                                Interest
Mortgages             Due Date    Rate            1995            1994

Allentown             10-01-98    7.55%      $       -0-       $  424,800
D&R Village           09-01-00    9.75%        1,837,606        1,852,885
Fairview Manor        09-30-97   P + 2%              -0-          665,601
Lake Sherman          03-01-98   P + 2%              -0-          887,039
Oxford                03-01-99   P + 1%              -0-        2,875,000
Pine Ridge            01-15-98   P + 2%              -0-          749,581
Port Royal            03-01-99   P + 1%              -0-        2,300,000
Sandy Valley          05-01-00   10.50%          893,993          910,388
Southwind             02-01-96   P + 1%              -0-          902,506
Woodlawn              02-01-96   P + 1%              -0-          319,525
Various               12-01-00    7.5%        14,976,036              -0-
Various               09-21-98   P + 1%              -0-        3,750,000
                                              __________       __________
          TOTAL NOTES AND MORTGAGES          $17,707,635      $15,637,325
                                              ==========       ==========

      At December 31, 1995 and 1994, mortgages are collateralized by real property with a carrying value of $16,545,594 and $20,399,843, respectively, before accumulated depreciation and amortization.

REVOLVING LINE OF CREDIT

   On March 4, 1994, the Company received a $10,000,000 revolving line of credit from United Jersey Bank N.A. (UJB). This line of credit expired on July 7, 1995.

UNSECURED LINE OF CREDIT

  The Company has available a $500,000 unsecured line of credit with UJB, all of which was available at December 31, 1995. The interest rate on this line of credit is prime plus 1%. This line of credit expires on December 20, 1996 but may be extended by UJB for additional one year periods.

RECENT FINANCING

   On March 4, 1994, the Company utilized $5,400,000 ($3,000,000 on Oxford Village and $2,400,000 on Port Royal Village) of the UJB revolving line of credit. Interest was at a rate of prime plus 1%. Proceeds from these advances were primarily used to retire existing debt. This borrowing was subsequently repaid.

   On January 26, 1995, the Company utilized $3,700,000 ($2,000,000 on Woodlawn Village and $1,700,000 on Southwind Village) of the UJB revolving line of credit. Proceeds from these advances were primarily used to retire existing debt and to purchase Edgewood Mobile Home Park. This borrowing was subsequently repaid.
                                   -35-

   On May 1, 1995, the mortgagee extended the Sandy Valley mortgage. The new maturity date is May 1, 2000.

   On November 29, 1995, the Company entered into a $15,000,000 mortgage payable to UJB secured by Woodlawn Village, Southwind Village, Cedarcrest Mobile Home Park, Fairview Manor Mobile Home Park, Oxford Village and Port Royal Village. The interest rate on this mortgage loan is fixed at 7.5%. This mortgage loan is due on December 1, 2000 but may be extended by the Company for an additional five years. Proceeds of this mortgage were primarily used to retire existing debt.

   The aggregate principal payments of all mortgages payable are scheduled as follows:

                 1996 -      $    356,418
                 1997 -           385,417
                 1998 -           416,775
                 1999 -           450,708
                 2000 -           484,438
                 Thereafter -  15,613,879
                               __________
                 Total -     $ 17,707,635
                               ==========

NOTE 5 - EMPLOYEE STOCK OPTIONS

   Effective  January 1, 1984, the shareholders approved a Stock Option  Plan
for officers  and  key employees.  This plan expired  during  1994.   As  of
December 31, 1995 and 1994, 98,000 shares of stock options previously granted remained outstanding under this plan.

   On May 26, 1994, the shareholders approved and ratified the Company's 1994 Stock Option Plan authorizing the grant to officers and key employees of options to purchase up to 750,000 shares of common stock. Options may be granted any time up to December 31, 2003. No option shall be available for exercise beyond ten years. All options are exercisable after one year from the date of grant. The option price shall not be below the fair market value at date of grant. Cancelled or expired options are added back to the "pool" of shares available under the plan.

   As of December 31, 1995, there were 160,000 shares exercisable and 576,000 shares available under these plans. The following is a summary of stock options outstanding as of December 31, 1995:

Date of      Number of        Number of        Option         Expiration
 Grant       Employees          Shares          Price            Date

09/02/92         5              44,000         $ 4.625         09/27/97
02/16/93         1              25,000           5.00          02/16/98
07/27/93         7              14,000           5.625         07/27/98
09/27/93         2              15,000           6.50          09/27/98
05/31/94         1              25,000           9.125         05/31/99
10/18/94         9              37,000           7.125         10/18/99
01/05/95         2              75,000           8.25          01/05/2000
08/03/95         7              22,000           8.375         08/03/2000
08/17/95         2              15,000           8.375         08/17/2000
                               _______
                               272,000
                               =======

   In October, 1995 the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans.

   SFAS No. 123 provides for a "fair value based method" of accounting for employees stock compensation plans. However, SFAS No. 123 allows an entity to continue following APB Opinion No. 25 and thereby measuring compensation cost under such plans using the "intrinsic value based method" provided certain pro-forma footnote disclosure be made as if the fair value based method was adopted.

   On January 1, 1996, the Company elected to continue following APB Opinion No. 25. The adoption of SFAS No. 123 will not have a material impact on the results of operations or financial position of the Company.

NOTE 6 - 401(K) PLAN

   Effective April 1, 1992, the Company instituted a 401(k) Plan (Plan). All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Plan. Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of 18%) and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 1995, 1994 and 1993, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary. This amounted to $34,056, $27,543 and $23,803 for 1995, 1994 and
1993, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS

TRANSACTIONS WITH AFFILIATED PARTNERSHIPS

   The Company had mortgages payable to Royal Green, Ltd., a partnership in which Mr. Eugene W. Landy has a significant ownership interest. These mortgages were repaid during 1994. Interest expense on these mortgages amounted to $30,717 and $99,006 in 1994 and 1993, respectively.

   In addition, Royal Green Ltd. owns 30 homes located in Allentown Mobile Home Park in Memphis, Tennessee. The Company charges Royal Green, Ltd. market rent on each occupied unit.

   Burtenn, Inc., a corporation in which Mr. Eugene W. Landy is the sole shareholder, was the general partner of Heather Highlands. During 1993, the Company paid $120,000 in partnership fees to Burtenn, Inc. No partnership fees were paid during 1995 and 1994. During 1995, the Company acquired the remaining 11.64% interest in Heather Highlands Mobile Home Village Associates, L.P. from Mr. Eugene W. Landy (See Note 3).

MORTGAGE FUNDING LINE WITH MONMOUTH REAL ESTATE INVESTMENT CORPORATION

   The Company had a $10,000,000 mortgage funding line with MREIC. This line expired during 1994. There are five Directors of the Company who are also Directors and shareholders of MREIC. Interest expense on these mortgages amounted to $45,719 and $672,403 in 1994 and 1993, respectively.

TRANSACTIONS WITH THE MOBILE HOME STORE, INC.

   The Company receives rental income from The Mobile Home Store, Inc. (MHS),
a wholly-owned subsidiary of Monmouth Capital Corporation.   MHS  sells  and
finances the sales of mobile homes. Six Directors of the Company are also Directors and shareholders of Monmouth Capital Corporation.

   MHS pays the Company market rent on sites where MHS has a home for sale. Total site rental income from MHS amounted to $40,623 and $5,572, respectively for the years ended December 31, 1995 and 1994.

   Effective April 1, 1995, the Company and MHS entered into an agreement whereby MHS leases space from the Company to be used as sales lots, at market rates, at most of the Company's parks. Total rental income relating to these leases amounted to $67,500 for the year ended December 31, 1995.

   As a REIT, the Company cannot be in the business of selling mobile homes for profit. During 1995 and 1994, the Company had approximately $180,000 and $115,000 respectively, of rental homes. The Company sold these homes to MHS at book value.

   During 1995, the Company purchased 10 homes totalling $196,952 to be used as rental homes from MHS at its cost.

DIRECTORS', MANAGEMENT AND LEGAL FEES

   During the years ended December 31, 1995, 1994 and 1993, Directors', management, and legal fees to Mr. Eugene W. Landy and the law firm of Landy & Landy amounted to $180,160, $171,842 and $179,838, respectively.

OTHER MATTERS

  During 1994, the Company entered into a three-year employment agreement and a five-year employment agreement with two of its executive officers. The agreements provide for base compensation, bonuses and fringe benefits, in addition to specified severance and retirement benefits. The Company is accruing these benefits over the terms of the agreements. Included in general and administrative expense for the years ended December 31, 1995 and 1994 were $155,650 and $197,350, respectively, relating to these agreements.

NOTE 8 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

   Effective April 17, 1989, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (DRIP). Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price. Shareholders may also purchase additional shares at approximately 95% of their market price by making optional cash payments. Generally, dividend reinvestments and purchases of shares are made quarterly on March 15, June 15, September 15 and December 15.

   Amounts received and shares issued in connection with the DRIP for the years ended December 31, 1995 and 1994 were as follows:

                                1995                  1994

Amounts Received/Dividends      $3,031,970            $1,628,793
   Reinvested
Number of Shares Issued            354,468               220,567

NOTE 9 - DISTRIBUTIONS

   The following dividends were paid to shareholders during the years ended December 31, 1995 and 1994:

               1995                                 1994
Date Paid           Amount  Per Share   Date Paid           Amount  Per Share

March 15, 1995     $687,020  $ .125      March 15, 1994    $527,560  $ .100
June 15, 1995       696,425    .125      June 15, 1994      532,110    .100
September 15, 1995  707,884    .125      September 15, 1994 538,278    .100
December 15, 1995   863,518    .150      December 15, 1994  679,794    .125
                  _________   _____                       _________    ____
                 $2,954,847  $ .525                      $2,277,742   $.425
                  =========   =====                       =========    ====

   Total distributions to shareholders for 1995 amounted to $2,954,847, or $.525 per share, of which $.475 was taxed as ordinary income and $.05 was a return on capital. This amount does not include the dividend resulting from the discount on shares purchased through the Company's Dividend Reinvestment and Stock Purchase Plan, which is considered a reduction in basis.

   On January 15, 1996, the Company declared a dividend of $.15 per share to be paid on March 15, 1996 to shareholders of record February 15, 1996.

NOTE 10 - FEDERAL INCOME TAXES

   Effective January 1, 1992, the Company elected to be taxed as a REIT. As the Company has distributed all of its income currently, no provision has been made for Federal income or excise taxes for the years ended December 31, 1995, 1994 and 1993.

NOTE 11 - ENVIRONMENTAL ISSUES

   In 1990, the Company converted the remaining oil heated mobile homes at Cedarcrest Mobile Home Park to gas heat. To avoid any potential leakage into the surrounding soils, the remainder of the oil tanks was removed. In order to encourage tenants' full cooperation, the Company entered into an agreement with South Jersey Gas Company to finance the tenants' purchase of new appliances and the actual cost of converting. The Company guaranteed up to $190,000 of the payments by the tenants. In addition, the Company reimbursed each tenant up to $530 for conversion costs. The $190,000 guarantee was in the form of a cash deposit remitted to the utility company. As of December 31, 1995, all of this deposit was returned to the Company.

NOTE 12 - LEGAL MATTERS

   There are no lawsuits pending against the Company that management believes will have a material effect on the financial condition or results of operations of the Company.

   The Company is a Defendant in various personal injury cases, all of which are being defended by our insurance company.

   The Company was also a Defendant in a case Jackson Township v. Southwind Village Mobile Home Park. The Township alleged that the Company is wrongfully refusing to comply with the Township ordinance requiring operation of the park as a "senior citizen" mobile home park. The Company believes that under Federal law, the Company cannot exclude families from the park.

  On June 15, 1995, the Company was granted a Summary Judgment Order allowing families into Southwind Village Mobile Home Park in Jackson, New Jersey. In January 1996, the Company was awarded $70,000 for legal fees and other damages.

   The Company was a Plaintiff in a lawsuit, United Mobile Homes, Inc., et al
v. Bondy Oil, Inc., et al. The Company spent approximately $200,000 in 1990 and 1991 to remedy contamination to soil from home heating oil. United Mobile Homes, Inc. seeks to recover that money from the oil suppliers. This case was subsequently settled for $80,000 in January 1996.

   The Company was a Plaintiff in a lawsuit, Heather Highlands Mobile Home Village v. Jenkins Township Sanitary Authority. Jenkins Township Sanitary Authority constructed public sewers and attempted to extract connection fees from the Company of over $150,000. The Company challenged the legality of the proposed fees. The Company settled this matter and has agreed to pay Jenkins Township Sanitary Authority $104,760 plus interest for a total of $111,042.

   On June 7, 1995, a lawsuit was filed against the Company by Stults and Associates, Inc. seeking payment of $45,000 for engineering services pertaining to the expansion of River Valley Estates in Marion, Ohio. The Company does not believe that any monies are owed and has filed a counter-claim.

   On  January  17, 1996, a home owned by a resident at one of the  Company's parks exploded due to a gas leak in the resident's home. This explosion damaged other surrounding resident owned homes. This matter is currently under investigation.
                                   -40-

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid during the years ended December 31, 1995, 1994 and 1993 for interest is as follows:

                           1995             1994         1993

            Interest    $ 1,701,454    $ 1,509,707    $ 1,742,074

   During the years ended December 31, 1995, 1994 and 1993, land development costs of $843,448, $294,283 and $63,171, respectively were transferred to investment property and equipment and placed in service.

   During the year ended December 31, 1995, the Company purchased Edgewood Mobile Home Park. This purchase calls for an additional $200,000 payment if certain conditions are met. This amount, which is included in accrued liabilities, has been added to investment property and equipment.

   During the years ended December 31, 1995, 1994 and 1993, the Company had dividend reinvestments of $1,302,811, $540,759 and $-0-, respectively which required no cash transfers.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company is required to disclose certain information about fair values of financial instruments, as defined in Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments."

Limitations

   Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a portion of the Company's financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

   The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of mortgages payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest.
                                   -41-

NOTE 15 - SUBSEQUENT EVENTS

  On January 10, 1996, the Company acquired Wood Valley Mobile Home Park from
an  unrelated  entity.   This  acquisition is a 161-space  mobile  home  park
located in Caledonia, Ohio.  The purchase price was $1,992,000.

   On January 9, 1996, the Company entered into a $1,000,000 mortgage payable
(River  Valley mortgage) to Bank One at an interest rate of prime.   Proceeds
from this mortgage were used to purchase Wood Valley Mobile Home Park.



                                   -42-

                        UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1995


       Column  A            Column B            Column C            Column  D
                                           Year of Acquisition
                                                   Site, Land    Capitalization
                                                   & Building    Subsequent to
     Description        Encumbrances       Land   Improvements    Acquisition

Memphis, TN              $        -0-    $250,000  $ 2,569,101    $   724,186
Greenfield Center, NY             -0-      37,500      232,547      1,282,067
Vineland, NJ                         (3)  320,000    1,866,323        548,477
Mars, PA                          -0-     181,930    1,922,931        137,268
Duncansville, PA                  -0-      60,774      378,093        243,114
Clifton Park, NY            1,837,606     391,724      704,021        284,928
Apollo, PA                        -0-     670,000    1,336,600        107,763
Millville, NJ                        (3)  216,000    1,166,517        332,412
Zelienople, PA                    -0-      75,000      977,225        921,318
Inkerman, PA                      -0-     572,500    2,151,569        557,573
Kutztown, PA                      -0-     145,000    1,695,041        483,195
Monticello, NY                    -0-     235,600    1,402,572      1,181,793
Navarre, OH                       -0-     290,000    1,457,673        527,420
Memphis, TN                       -0-      78,435      810,477        593,665
West Grove, PA                       (3)  175,000      990,515        837,705
Carlisle, PA                      -0-      37,540      198,321        625,617
Belle Vernon, PA                     (3)  150,000    2,491,796        912,627
Marion, OH                        -0-     236,000      785,293        582,533
Magnolia, OH                  893,993     270,000    1,941,430        596,984
Jackson, NJ                          (3)  100,095      602,820      1,079,374
Eatontown, NJ                        (3)  157,421      280,749        128,676
                           __________   _________   __________     __________
                            2,731,599  $4,650,519  $25,961,614    $12,688,695
       Various             14,976,036   =========   ==========     ==========
                           __________
                          $17,707,635
                           ==========

                                   -43-



                        UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1995


        Column  A                    Column E(1)(2)           Column  F(1)
                                 Gross Amount at Which
                                  Carried at 12/31/95
                                     Site, Land
                                     & Building                Accumulated
      Description           Land    Improvements      Total   Depreciation
Memphis, TN              $  250,000  $ 3,293,287  $ 3,543,287  $ 1,464,828
Greenfield Center, NY        37,500    1,514,614    1,552,114      728,010
Vineland, NJ                405,206    2,329,594    2,734,800    1,025,324
Mars, PA                    181,930    2,060,199    2,242,129      940,633
Duncansville, PA             60,774      621,207      681,981      527,138
Clifton Park, NY            391,724      988,949    1,380,673      810,825
Apollo, PA                  670,000    1,444,363    2,114,363       53,904
Millville, NJ               216,000    1,498,929    1,714,929      751,159
Zelienople, PA               75,000    1,898,543    1,973,543    1,302,531
Inkerman, PA                572,500    2,709,142    3,281,642      387,408
Kutztown, PA                409,339    1,913,897    2,323,236      542,824
Monticello, NY              318,472    2,501,493    2,819,965      546,914
Navarre, OH                 290,000    1,985,093    2,275,093      634,804
Memphis, TN                  78,435    1,404,142    1,482,577      635,639
West Grove, PA              175,000    1,828,220    2,003,220    1,266,233
Carlisle, PA                145,473      716,005      861,478      628,950
Belle Vernon, PA            150,000    3,404,423    3,554,423    2,368,489
Marion, OH                  236,000    1,367,826    1,603,826      473,016
Magnolia, OH                270,000    2,538,414    2,808,414    1,262,126
Jackson, NJ                 100,095    1,682,194    1,782,289    1,292,636
Eatontown, NJ               157,421      409,425      566,846      370,450
                          _________   __________   __________   __________
                         $5,190,869  $38,109,959  $43,300,828  $18,013,841
                          =========   ==========   ==========   ==========



                                  -43a-


                        UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1995


       Column A              Column G         Column H         Column I
                              Date of           Date         Depreciable
Description                Construction       Acquired           Life
Memphis, TN                prior to 1980         1986          3 to 27.5
Greenfield Center, NY      prior to 1970         1977          3 to 27.5
Vineland, NJ                    1973             1986          3 to 27.5
Mars, PA                        1974             1986          5 to 27.5
Duncansville, PA                1961             1979          3 to 27.5
Clifton Park, NY                1972             1978          3 to 27.5
Apollo, PA                 prior to 1980         1995          5 to 27.5
Millville, NJ              prior to 1980         1985          3 to 27.5
Zelienople, PA             prior to 1980         1982          3 to 27.5
Inkerman, PA                    1970             1992          5 to 27.5
Kutztown, PA                    1971             1979          5 to 27.5
Monticello, NY                  1972             1988          5 to 27.5
Navarre, OH                prior to 1980         1987          5 to 27.5
Memphis, TN                     1955             1985          3 to 27.5
West Grove, PA                  1971             1974          5 to 27.5
Carlisle, PA                    1961             1969          3 to 27.5
Belle Vernon, PA                1973             1983          3 to 27.5
Marion, OH                      1950             1986          3 to 27.5
Magnolia, OH               prior to 1980         1985          5 to 27.5
Jackson, NJ                     1969             1969          3 to 27.5
Eatontown, NJ                   1964             1978          3 to 27.5

                                  -43b-


                                 /------FIXED ASSETS-----/
(1)  Reconciliation:               12/31/95      12/31/94      12/31/93
  Balance - Beginning of Year   $ 39,505,503  $ 38,362,956  $ 37,734,438
                                 ___________   ___________   ___________
  Additions:
  Acquisitions                     2,006,600           -0-           -0-
  Improvements                     2,237,114     1,567,553       762,791
  Depreciation                           -0-           -0-           -0-
                                  __________    __________    __________
    Total Additions                4,243,714     1,567,553       762,791
                                  __________    __________    __________
  Deletions                          448,389       425,006       134,273
                                  __________    __________    __________
  Balance - End of Year         $ 43,300,828  $ 39,505,503  $ 38,362,956
                                  ==========    ==========    ==========

                                 /--ACCUMULATED DEPRECIATION---/
                                   12/31/95      12/31/94      12/31/93

  Balance - Beginning of Year   $ 16,544,208  $ 15,135,095  $ 13,582,124
  Additions:
  Acquisitions                           -0-           -0-           -0-
  Improvements                           -0-           -0-           -0-
  Depreciation                     1,649,255     1,627,948     1,632,046
                                  __________    __________    __________
    Total Additions                1,649,255     1,627,948     1,632,046
                                  __________    __________    __________
  Deletions                          179,622       218,835        79,075
                                  __________    __________    __________
  Balance - End of Year         $ 18,013,841  $ 16,544,208  $ 15,135,095
                                  ==========    ==========    ==========



(2) The aggregate cost for Federal tax purposes approximates historical cost.

(3)  Represents one mortgage note payable secured by six properties.




                                  -43c-

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED MOBILE HOMES, INC.



                                     By: s/Eugene W. Landy
                                         EUGENE W. LANDY
                                         Chairman of the Board

Dated:  March 14, 1996

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        Title                       Date


s/Eugene W. Landy       Chairman of the Board and   March 14, 1996
EUGENE W. LANDY         Director

s/Samuel A. Landy       President and Director      March 14, 1996
SAMUEL A. LANDY

s/Anna T. Chew          Vice President and          March 14, 1996
ANNA T. CHEW            Chief Financial Officer
                        and Director

s/Ernest V. Bencivenga  Secretary/Treasurer and     March 14, 1996
ERNEST V. BENCIVENGA    Director

s/Robert J. Anderson    Director                    March 14, 1996
ROBERT J. ANDERSON

s/Charles P. Kaempffer  Director                    March 14, 1996
CHARLES P. KAEMPFFER

s/Richard H. Molke      Director                    March 14, 1996
RICHARD H. MOLKE

s/Eugene Rothenberg     Director                    March 14, 1996
EUGENE ROTHENBERG

s/Robert G. Sampson     Director                    March 14, 1996
ROBERT G. SAMPSON


                                   -44-




                        UNITED MOBILE HOMES, INC.
              Employment of the President - Samuel A. Landy
                   AGREEMENT EFFECTIVE JANUARY 1, 1996


BY AND BETWEEN:  United Mobile Homes, Inc., a New Jersey
                 Corporation ("Corporation")

AND:             Samuel A. Landy ("Employee")


   Corporation desires to employ Employee to the business of the Corporation and Employee desires to be so employed. The parties agree as follows:

   1. Employment. Corporation agrees to employ Employee and Employee agrees to be employed in the capacity as President for a term of three (3) years effective January 1, 1996 and terminating December 31, 1999.

  2. Time and Efforts. Employee shall diligently and conscientiously devote his time and attention and put his best efforts to the discharge of his duties as President of the Corporation.

   3. Board of Directors. Employee should at all times discharge his duties and consultation with an under supervision of the Board of Directors of the Corporation. In the performance of his duties, Employee shall make his principal office in such place as the Board of Directors of the Corporation and Employee from time to time agree.

  4.  Compensation.

   A. First year. During the Corporation's fiscal year beginning January 1, 1996, Corporation shall pay to Employee as compensation for his services the sum of $165,000.00 which shall be paid in equal bi-weekly installments.

   B. Second year. During the Corporation's fiscal year beginning January 1, 1997, Corporation shall pay to Employee as compensation for his services the sum of $181,500.00 which shall be paid in equal bi-weekly installments.

   C. Third year. During the Corporation's fiscal year beginning January 1, 1998, Corporation shall pay to Employee as compensation for his services the sum of $199,650.00 which shall be paid in equal bi-weekly installments.

  D.  Bonuses.

   Bonuses  shall  be paid at the discretion of the Board of Directors.   The
following guidelines are agreed to:

  1.  The bonus will be 20% of base salary.

  2. Performance will be measured by achieving one or more of the following goals:

                    A. Net after tax income to increase 11% per year.  Income
               to be calculated based on ordinary after tax income. Extraordinary one time items not to be included for performance purposes.

                    B. Board  shall  be  in  position  to  increase  dividend
               due to increase in net income to $.60 in 1996, $.70 in 1997 and $.80 in 1998.

                    C. Construction of 100 new sites per year.  An additional
               200 sites per year will be presented to the Board for acquisition based on their decision.

       The payment of any one bonus under this plan does not exclude the payment of any other bonuses including the stock option bonus referred to below.

  3. Stock option bonus. On January 1st of each of the three years in this contract document provided performance was up to expectations, the Employee shall receive the Option to Purchase 25,000 shares of stock at market price or the price required by law.

  E.  Loans.

   The Corporation agrees to loan the employee the money necessary for the exercise of any stock option awarded pursuant to this contract or previously awarded to the Employee, provided said loan is secured by the restricted or unrestricted stock granted under the option and provided interest is paid monthly at United's corporate borrowing rate. Each limited by option price. The loan shall be a 5-year balloon loan amortized over 15 years. In addition a loan of $100,000.00 will be granted upon signing of this contract pursuant to the above term.

  F.  Expenses.

   1. Corporation will reimburse the Employee for reasonable and necessary expenses incurred by him and carrying out his duties under this agreement. Employee shall present to the Corporation from time-to-time, an itemized account of such expenses in such forms as may be required by the Corporation.

  G.  Automobile.

   In recognition of Employee's need for an automobile for business purposes, the Corporation will provide the Employee with an automobile including maintenance, repairs, insurance and all costs incident thereto, all comparable to those presently provided to Employee by the Corporation.

  H.  Indemnity and Attorneys Fees.

   The Corporation agrees to indemnify the Employee from any and all lawsuits filed directly against the Employee in either his capacity as Employee or as a Director of the Corporation. The Corporation will pay all attorneys fees and costs to defend the Employee from any such lawsuits.

  I.  Vacation.

  Employee shall be entitled to take four (4) paid weeks vacation per year.

  J.  Disability or Severance.

   Employee  shall  be  entitled  to  one year's  disability.   Additionally,
employee is entitled to one year's severence if the severence is a result of action by the Board. Employee is not entitled to both at the same time.

  K.  401-k Plan.

   The Corporation will continue to provide a 401-k Plan which the Employee can contribute to at his option.

  L.  Contemporaneous Business Activity.

   The Corporation recognizes that the Employee actively manages "The Mobile Home Store, Inc." for Monmouth Capital Corporation and serves as the Director to Monmouth Capital Corporation and Monmouth Real Estate Investment Corporation. The Corporation is directly compensated by The Mobile Home Store, Inc. for the services rendered by the Employee. The Employee will continue to devote his services to the affairs of The Mobile Home Store, Inc., Monmouth Capital Corporation and Monmouth Real Estate Investment Corporation on condition, however, that those services will not interfere with his employment pursuant to this agreement.

  M.  Change of More Than Three Corporate Directors.

   In the event a change of more than three (3) Directors of the Corporation during the term of this contract, then Samuel Landy shall have the option to cancel this contract at any time after the change of more than three (3) Directors. Notice of intent to cancel the contract shall be sent by Samuel Landy to each Board member of the Corporation and shall be effective thirty
(30) days after mailing.

  N.  Notices.

  All notices required or permitted to be given under this agreement shall be given by certified mail, return receipt requested to the parties at the following addresses or such other addresses as either may designate in writing to the other party:

  Corporation:  United Mobile Homes, Inc.
                125 Wyckoff Road
                Eatontown, NJ  07724

  Employee:     Samuel A. Landy
                124 Federal Road
                Englishtown, NJ  07726

  O.  Governing Law.

   This agreement shall be construed and governed in accordance with the laws of the State of New Jersey.

  P.  Entire Contract.

   This agreement constitutes the entire understanding and agreement between the Corporation and Employee with regard to all matters herein. There are no other agreements, conditions or representations oral or written express or implied with regard thereto. This agreement may be amended only in writing signed by both parties hereto.

   IN WITNESS WHEREOF, Corporation has by its appropriate officers signed and affixed its seal and Employee has signed and sealed this agreement.

                           UNITED MOBILE HOMES, INC.


_______________________         BY:  s/Ernest V. Bencivenga
                                     ERNEST V. BENCIVENGA
(Seal)                               Secretary/Treasurer



_______________________         BY:  s/Samuel A. Landy
                                     SAMUEL A. LANDY