Form 10-Q
period 1996-03-31
UNITED MOBILE HOMES INC
filed 1996-05-06
CIK 752642

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1996

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For Quarter Ended                  Commission File Number

       March 31, 1996                          0-13130

                        UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                                    22-1890929
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

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

     Yes            No    X

The number of shares outstanding of issuer's common stock as of
 May 3, 1996        was   5,966,475       shares.

                                  PART I

                          FINANCIAL INFORMATION

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                              MARCH 31, 1996

Item 1 - FINANCIAL STATEMENTS                            Page No.

         Consolidated Balance Sheets.....................    3

         Consolidated Statements of Income...............    4

         Consolidated Statements of Cash Flows...........    5

         Notes to Consolidated Financial Statements......   6-7

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS..    8




                        UNITED MOBILE HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS
                as of MARCH 31, 1996 and DECEMBER 31, 1995


                                           March 31,         December 31,
                                             1996                1995
        - ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                   $  5,428,869        $  5,194,402
  Site and Land Improvements               34,115,741          32,456,359
  Buildings & Improvements                  1,767,532           1,755,407
  Rental Homes & Accessories                4,246,068           3,912,918
                                          ___________         ___________
   Total Investment Property               45,558,210          43,319,086
  Equipment & Vehicles                      1,946,692           1,853,398
                                          ___________         ___________
   Total Investment Property & Equip.      47,504,902          45,172,484
 Accumulated Depreciation                 (19,611,611)        (19,145,830)
                                          ___________         ___________
   Net Investment Property & Equipment     27,893,291          26,026,654
                                          ___________         ___________
OTHER ASSETS
  Cash and Cash Equivalents                 1,514,133           2,043,282
  Equity Securities Available for Sale,
    at Fair Value                             209,161                 -0-
  Notes and Other Receivables                 906,198             547,779
  Unamortized Financing Costs                 203,685             199,103
  Prepaid Expenses                            268,299             272,704
  Land Development Costs                      816,566             668,875
                                          ___________         ___________
   Total Other Assets                       3,918,042           3,731,743
                                          ___________         ___________
  TOTAL ASSETS                           $ 31,811,333        $ 29,758,397
                                          ===========         ===========
 - LIABILITIES & SHAREHOLDERS' EQUITY -
MORTGAGES PAYABLE                        $ 17,620,126        $ 17,707,635
                                          ___________         ___________
OTHER LIABILITIES
  Accounts Payable                            717,615             197,357
  Accrued Liabilities & Deposits            1,318,728           1,243,686
  Tenant Security Deposits                    342,744             319,232
                                          ___________         ___________
   Total Other Liabilities                  2,379,087           1,760,275
                                          ___________         ___________
TOTAL LIABILITIES                          19,999,213          19,467,910
                                          ___________         ___________
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share,
    10,000,000 shares authorized, 5,966,475
    and 5,850,631 issued and
    outstanding, respectively                 596,648             585,063
  Additional Paid-In Capital               11,689,943          10,373,217
  Unrealized Holding Gains on Equity            8,018                 -0-
     Securities Available for Sale
  Accumulated Deficit                      (  482,489)           (667,793)
                                           __________          __________
   TOTAL SHAREHOLDERS' EQUITY              11,812,120          10,290,487
                                           __________          __________
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 31,811,333        $ 29,758,397
                                           ==========          ==========
                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements




                          UNITED MOBILE HOMES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                          for the THREE MONTHS ended
                           MARCH 31, 1996 and 1995



                                     1996          1995


Rental and Related Income        $ 3,561,274   $ 3,247,040

Park Operating Expense             1,535,789     1,407,547
                                   _________     _________
Income from Park Operations        2,025,485     1,839,493

General and Administrative           383,494       345,754
Interest Expense                     376,043       442,099
Interest Income                   (   20,486)   (   24,180)
Depreciation Expense                 492,133       468,937
Other Expenses                        11,280        18,159
                                   _________     _________
Income before Gains on
   Sales of Assets                   783,021       588,724
 Gains on Sales of Assets            280,188         1,216
                                   _________     _________
Net Income                       $ 1,063,209   $   589,940
                                   =========     =========
Net Income Per Share             $       .18   $       .11
                                   =========     =========
Weighted Average Shares            5,980,364     5,532,798
                                   =========     =========










                                 -UNAUDITED-
                See Notes to Consolidated Financial Statements




                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the THREE MONTHS ended MARCH 31, 1996 and 1995


                                                 1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,063,209      $   589,940
  Non-Cash Adjustments
    Depreciation & Amortization                  503,413          487,096
    Gain on Sales of Assets                   (  280,188)      (    1,216)

  Changes in Operating Assets
    and Liabilities -
     Notes and Other Receivables              (  358,419)         214,973
     Prepaid Expenses                              4,405       (   22,991)
     Accounts Payable                            520,258       (   54,646)
     Accrued Liabilities & Deposits               75,042       (   32,435)
     Tenant Security Deposits                     23,512           13,178
                                               _________        _________
  Net Cash Provided by Operating
     Activities                                1,551,232        1,193,899
                                               _________        _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Manufactured Home Communities   (2,013,706)      (1,810,906)
  Purchase of Minority Interest                      -0-       (  132,600)
  Purchase of Investment Property
     and Equipment                            (  413,947)      (  296,549)
  Proceeds from Sales of Assets                  411,035           62,658
  Additions to Land Development               (  209,655)      (  180,217)
  Purchase of Equity Securities
     Available for Sale                       (  201,143)             -0-
                                               _________        _________
  Net Cash Used by Investing Activities       (2,427,416)      (2,357,614)
                                               _________        _________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Mortgages and Loans            1,000,000        3,700,000
  Principal Payments of Mortgages
     and Loans                                (1,087,509)      (2,126,507)
  Financing Costs on Debt                     (   15,862)      (   56,869)
  Proceeds from Dividend Reinvestment
     and Stock Purchase Plan                     963,844          238,871
  Dividends Paid                              (  513,438)      (  380,364)
                                               _________        _________
  Net Cash Provided by Financing Activities      347,035        1,375,131
                                               _________        _________
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        (  529,149)         211,416
CASH & CASH EQUIVALENTS - BEGINNING            2,043,282          357,547
                                               _________        _________
CASH & CASH EQUIVALENTS - ENDING             $ 1,514,133      $   568,963
                                               =========        =========

                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements



                        UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1996
                               (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1995 have been omitted. Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the statement presentation for the current period.

NOTE 2 - LOANS AND MORTGAGES PAYABLE

On January 9, 1996, the Company entered into a $1,000,000 mortgage payable (River Valley mortgage) to Bank One at an interest rate of prime. Proceeds from this mortgage were used to purchase Wood Valley Mobile Home Park. (See Note 5.) This mortgage was repaid in March 1996.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 1996, the Company paid $877,905 as a dividend of $.15 per share to shareholders of record as of February 15, 1996.

On March 15, 1996, the Company received $1,328,311 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 115,844 new shares issued resulting in 5,966,475 shares outstanding.

NOTE 4 - EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 1996, the following stock option was granted:

     Date of        Number of      Option         Expiration
      Grant          Shares         Price            Date

     1/10/96          25,000       $10.625         1/10/2001

As of March 31, 1996, there were 551,000 shares available under the Company's 1994 Stock Option Plan.

NOTE 5 - ACQUISITIONS AND DISPOSITIONS

On January 10, 1996, the Company acquired Wood Valley Mobile Home Park from an unrelated entity. This acquisition is a 161-space manufactured home community located in Caledonia, Ohio. The purchase price, including closing costs, totalled $2,013,706.

On March 28, 1996, the Company sold 5.5 acres of excess vacant land at a sales price of $385,000 for a net gain of $290,303.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 1996 and 1995 for interest was $376,043 and $452,374, respectively.

During the three months ended March 31, 1996, land development costs of $61,964 were transferred to investment property and equipment and placed in service.

During the three months ended March 31, 1996 and 1995, the Company had dividend reinvestments of $364,467 and $306,655, respectively, which required no cash transfers.

                    MANAGEMENT DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-two manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $1,551,232 cash from operations. The Company received new capital of $1,328,311 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Mortgages Payable decreased by $87,509 as a result of principal repayments offset by a new mortgage of $1,000,000. Proceeds from the new mortgage were used to purchase Wood Valley Mobile Home Park (Wood Valley) (see Note 5).

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from park operations increased by $185,992 to $2,025,485 for the quarter ended March 31, 1996 as compared to $1,839,493 for the quarter ended March 31, 1995. This represents a continuing trend of rising income from park operations. The Company has been raising rental rates by approximately 5% annually. Rental and related income rose from $3,247,040 for the quarter ended March 31, 1995 to $3,561,274 for the quarter ended March 31, 1996. This was a result of higher rents, the addition of rental homes and the purchase of Wood Valley. Park operating expenses rose from $1,407,547 for the quarter ended March 31, 1995 to $1,535,789 for the quarter ended March 31, 1996. Park operating expenses increased due to higher insurance, promotional costs and the purchase of Wood Valley. Interest expense decreased from $442,099 for the quarter ended March 31, 1995 to $376,043 for the quarter ended March 31, 1996. This was primarily a result of a decrease in interest rates. During 1995, the Company negotiated new long-term debt. Interest rates on most of the Company's debt dropped from prime plus 1% to a fixed rate of 7.5%. The prime rate was 9% at March 31, 1995.

Gains on Sales of Assets increased from $1,216 for the three months ended March 31, 1995 to $280,188 at March 31, 1996. This was primarily due to the sale of 5.5 acres of excess vacant land at a gain of $290,303.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased during the three months ended March 31, 1996 to $1,551,232 compared to $1,193,899 generated in the three month period ended March 31, 1995. Excess cash was used to amortize and/or prepay debt. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan, together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.

                                 PART II


                            OTHER INFORMATION


                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                              March 31, 1996

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




DATE:     May 6, 1996              By:/s/Samuel A. Landy
                                      Samuel A. Landy,
                                      President




DATE:     May 6, 1996            By:/s/Anna T. Chew
                                      Anna T. Chew,
                                      Vice President and
                                      Chief Financial Officer