Form 10-Q
period 1996-06-30
UNITED MOBILE HOMES INC
filed 1996-08-08
CIK 752642

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1996

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For Quarter Ended                  Commission File Number

       June 30, 1996                           0-13130

                        UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                                    22-1890929
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

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

     Yes            No    X

The number of shares outstanding of issuer's common stock as of
 August 1, 1996     was   6,105,422       shares.

                                  PART I

                          FINANCIAL INFORMATION

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                               JUNE 30, 1996

Item 1 - FINANCIAL STATEMENTS                            Page No.

         Consolidated Balance Sheets.....................    3

         Consolidated Statements of Income...............    4

         Consolidated Statements of Cash Flows...........    5

         Notes to Consolidated Financial Statements......   6-7

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS..   8-9


                        UNITED MOBILE HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS
                as of JUNE 30, 1996 and DECEMBER 31, 1995

                                            June 30,         December 31,
                                             1996                1995
        - ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                   $  5,445,369        $  5,194,402
  Site and Land Improvements               34,209,979          32,456,359
  Buildings & Improvements                  1,770,735           1,755,407
  Rental Homes & Accessories                4,618,591           3,912,918
                                           __________          __________
   Total Investment Property               46,044,674          43,319,086
  Equipment & Vehicles                      2,003,670           1,853,398
                                           __________          __________
   Total Investment Property & Equip.      48,048,344          45,172,484
  Accumulated Depreciation                (20,062,906)        (19,145,830)
                                           __________          __________
   Net Investment Property & Equipment     27,985,438          26,026,654
                                           __________          __________

OTHER ASSETS
  Cash and Cash Equivalents                 1,155,472           2,043,282
  Equity Securities Available for Sale,
    at Fair Value                             655,679                 -0-
  Notes and Other Receivables                 994,852             547,779
  Unamortized Financing Costs                 189,885             199,103
  Prepaid Expenses                            228,828             272,704
  Land Development Costs                    1,439,032             668,875
                                           __________          __________
   Total Other Assets                       4,663,748           3,731,743
                                           __________          __________
  TOTAL ASSETS                           $ 32,649,186        $ 29,758,397
                                           ==========          ==========

 - LIABILITIES & SHAREHOLDERS' EQUITY -
MORTGAGES PAYABLE                        $ 17,530,371        $ 17,707,635
                                           __________          __________
OTHER LIABILITIES
  Accounts Payable                            114,247             197,357
  Accrued Liabilities & Deposits            1,364,381           1,243,686
  Tenant Security Deposits                    346,754             319,232
                                           __________          __________
   Total Other Liabilities                  1,825,382           1,760,275
                                           __________          __________
TOTAL LIABILITIES                          19,355,753          19,467,910
                                           __________          __________
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share,
    10,000,000 shares authorized, 6,105,422
    and 5,850,631 issued and
    outstanding, respectively                 610,542             585,063
  Additional Paid-In Capital               13,135,008          10,373,217
  Unrealized Holding Gains on Equity            8,490                 -0-
     Securities Available for Sale
  Accumulated Deficit                      (  460,607)           (667,793)
                                           __________          __________
   TOTAL SHAREHOLDERS' EQUITY              13,293,433          10,290,487
                                           __________          __________
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 32,649,186        $ 29,758,397
                                           ==========          ==========

                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements



                          UNITED MOBILE HOMES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                      for the THREE AND SIX MONTHS ended
                            JUNE 30, 1996 and 1995


                                   THREE MONTHS              SIX MONTHS
                              6/30/96       6/30/95      6/30/96      6/30/95

Rental and Related Income  $ 3,582,925   $ 3,304,765  $ 7,144,199  $ 6,551,805

Community Operating Expense  1,498,566     1,490,437    3,034,355    2,897,984
                             _________     _________    _________    _________
Income from Community        2,084,359     1,814,328    4,109,844    3,653,821
  Operations

General and Administrative     368,962       334,493      752,456      680,247
Interest Expense               339,294       449,132      715,337      891,231
Interest Income             (   20,495)   (   12,352)  (   40,981)  (   36,532)
Depreciation                   497,959       470,848      990,092      939,785
Other Expenses                  13,800        18,159       25,080       36,318
                             _________     _________    _________    _________
Income before Gains            884,839       554,048    1,667,860    1,142,772
 on Sales of Assets
 Gains on Sales of Assets       32,015         4,830      312,203        6,046
                             _________     _________    _________    _________
Net Income                 $   916,854   $   558,878  $ 1,980,063  $ 1,148,818
                             =========     =========    =========    =========

Net Income Per Share       $       .15   $       .10  $       .33  $       .21
                             =========     =========    =========    =========

Weighted Average Shares      6,116,170     5,621,741    6,051,635    5,579,672
                             =========     =========    =========    =========










                                 -UNAUDITED-
               See Notes to Consolidated Financial Statements

                                     4

                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the SIX MONTHS ended
                          JUNE 30, 1996 and 1995


                                                 1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 1,980,063      $ 1,148,818
  Non-Cash Adjustments
    Depreciation & Amortization                1,015,172          976,103
    Gain on Sales of Assets                   (  312,203)      (    6,046)

  Changes in Operating Assets
    and Liabilities -
     Notes and Other Receivables              (  447,073)         189,369
     Prepaid Expenses                             43,876           21,823
     Accounts Payable                         (   83,110)      (   67,535)
     Accrued Liabilities & Deposits              120,695          310,560
     Tenant Security Deposits                     27,522           15,119
                                               _________        _________
  Net Cash Provided by Operating
     Activities                                2,344,942        2,588,211
                                               _________        _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Manufactured Home Communities   (2,013,706)      (2,010,906)
  Purchase of Minority Interest                      -0-       (  132,600)
  Purchase of Investment Property
     and Equipment                            (1,068,206)      (  781,986)
  Proceeds from Sales of Assets                  533,717          107,459
  Additions to Land Development               (  858,635)      (  480,240)
  Purchase of Equity Securities
     Available for Sale                       (  647,189)             -0-
                                               _________        _________
  Net Cash Used by Investing Activities       (4,054,019)      (3,298,273)
                                               _________        _________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Mortgages and Loans            1,000,000        3,700,000
  Principal Payments of Mortgages
     and Loans                                (1,177,264)      (3,043,840)
  Financing Costs on Debt                     (   15,862)      (   56,869)
  Proceeds from Dividend Reinvestment
     and Stock Purchase Plan                   2,061,698          637,552
  Dividends Paid                              (1,047,305)      (  765,085)
                                               _________        _________
  Net Cash Provided by Financing Activities      821,267          471,758
                                               _________        _________
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                        (  887,810)      (  238,304)
CASH & CASH EQUIVALENTS - BEGINNING            2,043,282          357,547
                                               _________       __________
CASH & CASH EQUIVALENTS - ENDING             $ 1,155,472      $   119,243
                                               =========       ==========

                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements

                                    5

                        UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996
                               (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1995 have been omitted. Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the statement presentation for the current period.

NOTE 2 - LOANS AND MORTGAGES PAYABLE

On January 9, 1996, the Company entered into a $1,000,000 mortgage payable (River Valley mortgage) to Bank One at an interest rate of prime. Proceeds from this mortgage were used to purchase Wood Valley Mobile Home Park. (See Note 5.) This mortgage was repaid in March 1996.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 14, 1996, the Company paid $894,972 as a dividend of $.15 per share to shareholders of record as of May 15, 1996. The total dividends paid for the six months ended June 30, 1996, amounted to $1,772,877.

On June 14, 1996, the Company received $1,458,959 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 138,947 new shares issued resulting in 6,105,422 shares outstanding. The total amount received from the DRIP for the six months ended June 30, 1996 amounted to $2,787,270.

NOTE 4 - EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 1996, the following stock options were granted:

     Date of        Number of      Option         Expiration
      Grant          Shares         Price            Date

     1/10/96          25,000       $10.625         1/10/2001
     6/27/96          38,000       $10.75          6/27/2001

As of June 30, 1996, there were 335,000 shares outstanding and 513,000 shares available under the Company's Stock Option Plans.

NOTE 5 - ACQUISITIONS, DISPOSITIONS AND EXPANSIONS

On January 10, 1996, the Company acquired Wood Valley Mobile Home Park from an unrelated entity. This acquisition is a 161-space manufactured home community located in Caledonia, Ohio. The purchase price, including closing costs, totalled $2,013,706.

On March 28, 1996, the Company sold 5.5 acres of excess vacant land at a sales price of $385,000 for a net gain of $290,303.

The Company is currently conducting an expansion program at a number of its communities. Contracts have been signed totalling approximately $1,200,000 for these expansions.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 1996 and 1995 for interest was $715,337 and $891,231, respectively.

During the six months ended June 30, 1996, land development costs of $88,478 were transferred to investment property and equipment and placed in service.

During the six months ended June 30, 1996 and 1995, the Company had dividend reinvestments of $725,572 and $618,360, respectively, which required no cash transfers.

NOTE 7 - SUBSEQUENT EVENTS

On August 1, 1996, the Company acquired Spreading Oaks Village, a 153-space manufactured home community located in Athens, Ohio. This community was purchased from a partnership whose partners are also officers, directors and shareholders of the Company. The purchase price was approximately $1,325,000. This purchase was based on an independent appraisal of fair market value.

                    MANAGEMENT DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-two manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $2,344,942 cash from operations. The Company received new capital of $2,787,270 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Mortgages Payable decreased by $177,264 as a result of principal repayments offset by a new mortgage of $1,000,000. Proceeds from the new mortgage were used to purchase Wood Valley Mobile Home Park (Wood Valley) (see Note 5).

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $270,031 to $2,084,359 for the quarter ended June 30, 1996 as compared to $1,814,328 for the quarter ended June 30, 1995. Income from community operations increased by $456,023 to $4,109,844 for the six months ended June 30, 1996 compared to $3,653,821 for the six months ended June 30, 1995. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 5% annually. Rental and related income rose from $3,304,765 for the quarter ended June 30, 1995 to $3,582,925 for the quarter ended June 30, 1996. Rental and related income rose from $6,551,805 for the six months ended June 30, 1995 to $7,144,199 for the six months ended June 30, 1996. This was a result of higher rents, the addition of rental homes and the purchase of Wood Valley. Community operating expenses rose from $1,490,437 for the quarter ended June 30, 1995 to $1,498,566 for the quarter ended June 30, 1996. Community operating expenses rose from $2,897,984 for the six months ended June 30, 1995 to $3,034,355 for the six months ended June 30, 1996. Community operating expenses increased due to higher insurance, promotional costs and the purchase of Wood Valley. Interest expense decreased from $449,132 for the quarter ended June 30, 1995 to $339,294 for the quarter ended June 30, 1996. Interest expense decreased from $891,231 for the six months ended June 30, 1995 to $715,337 for the six months ended June 30, 1996. This was primarily a result of a decrease in interest rates. During 1995, the Company negotiated new long-term debt. Interest rates on most of the Company's debt dropped from prime plus 1% to a fixed rate of 7.5%. The prime rate was 10% at June 30, 1995.

Gains on Sales of Assets increased from $6,046 for the six months ended June 30, 1995 to $312,203 for the six months ended June 30, 1996. This was primarily due to the sale of 5.5 acres of excess vacant land at a gain of $290,303.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities remained relatively stable during the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan, together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.

                                 PART II


                            OTHER INFORMATION


                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                              June 30, 1996

                                 PART II



Item 1 - Legal Proceedings - none

Item 2 - Changes in Securities - none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders -

     The annual meeting of shareholders was held on May 30, 1996 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

          (a)  Exhibits - none

          (b)  Reports on Form 8-K - none

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:     August 8, 1996           By:/s/Samuel A. Landy
                                      Samuel A. Landy,
                                      President




DATE:     August 8, 1996         By:/s/Anna T. Chew
                                    Anna T. Chew,
                                    Vice President and
                                    Chief Financial Officer