Form 10-Q
period 1996-09-30
UNITED MOBILE HOMES INC
filed 1996-11-07
CIK 752642

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1996

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For Quarter Ended                  Commission File Number

       September 30, 1996                      0-13130

                        UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                                    22-1890929
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

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

     Yes            No    X

The number of shares outstanding of issuer's common stock as of
 November 1, 1996   was   6,230,340       shares.

                                  PART I

                          FINANCIAL INFORMATION

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                            SEPTEMBER 30, 1996

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



                        UNITED MOBILE HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS
              as of SEPTEMBER 30, 1996 and DECEMBER 31, 1995

                                          September 30,      December 31,
                                             1996                1995
        - ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                   $  5,516,369        $  5,194,402
  Site and Land Improvements               35,325,064          32,456,359
  Buildings & Improvements                  1,927,106           1,755,407
  Rental Homes & Accessories                4,922,625           3,912,918
                                           ----------          ----------
   Total Investment Property               47,691,164          43,319,086
  Equipment & Vehicles                      2,095,106           1,853,398
                                           ----------          ----------
   Total Investment Property & Equip.      49,786,270          45,172,484
  Accumulated Depreciation                (20,539,316)        (19,145,830)
                                           ----------          ----------
   Net Investment Property & Equipment     29,246,954          26,026,654
                                           ----------          ----------
OTHER ASSETS
  Cash and Cash Equivalents                   912,967           2,043,282
  Equity Securities Available for Sale,
    at Fair Value                             790,644                 -0-
  Notes and Other Receivables                 616,054             547,779
  Unamortized Financing Costs                 176,085             199,103
  Prepaid Expenses                            350,387             272,704
  Land Development Costs                    2,191,016             668,875
                                           ----------          ----------
  Total Other Assets                        5,037,153           3,731,743
                                           ----------          ----------
  TOTAL ASSETS                           $ 34,284,107        $ 29,758,397
                                           ==========          ==========
 - LIABILITIES & SHAREHOLDERS' EQUITY -
MORTGAGES PAYABLE                        $ 17,441,871        $ 17,707,635
                                           ----------          ----------
OTHER LIABILITIES
  Accounts Payable                            174,352             197,357
  Loans Payable                               300,000                 -0-
  Accrued Liabilities & Deposits            1,536,582           1,243,686
  Tenant Security Deposits                    354,618             319,232
                                           ----------          ----------
   Total Other Liabilities                  2,365,552           1,760,275
                                           ----------          ----------
TOTAL LIABILITIES                          19,807,423          19,467,910
                                           ----------          ----------
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share,
    10,000,000 shares authorized, 6,230,340
    and 5,850,631 issued and
    outstanding, respectively                 623,034             585,063
  Additional Paid-In Capital               14,434,155          10,373,217
  Unrealized Holding Gains on Equity           11,783                 -0-
     Securities Available for Sale
  Accumulated Deficit                      (  592,288)           (667,793)
                                           ----------          ----------
   TOTAL SHAREHOLDERS' EQUITY              14,476,684          10,290,487
                                           ----------          ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 34,284,107        $ 29,758,397
                                           ==========          ==========
                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements
                                   3

                          UNITED MOBILE HOMES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                     for the THREE AND NINE MONTHS ended
                         SEPTEMBER 30, 1996 and 1995


                                 THREE MONTHS               NINE MONTHS
                             9/30/96       9/30/95      9/30/96      9/30/95
Rental and Related Income  $ 3,671,970   $ 3,382,423  $10,816,169  $ 9,934,228

Community Operating Expense  1,703,102     1,543,707    4,737,457    4,441,691
                             ---------     ---------    ---------    ---------
Income from Community        1,968,868     1,838,716    6,078,712    5,492,537
  Operations

General and Administrative     372,628       328,238    1,125,084    1,008,485
Interest Expense               346,211       406,977    1,061,548    1,298,208
Interest Income             (   25,054)   (    9,234)  (   66,035)  (   45,766)
Depreciation                   497,357       460,831    1,487,449    1,400,616
Other Expenses                  13,800        18,467       38,880       54,785
                             ---------     ---------    ---------    ---------
Income before Gains            763,926       633,437    2,431,786    1,776,209
 on Sales of Assets
 Gains on Sales of Assets       20,208    (    3,696)     332,411        2,350
                             ---------     ---------    ---------    ---------
Net Income                 $   784,134   $   629,741  $ 2,764,197  $ 1,778,559
                             =========     =========    =========    =========
Net Income Per Share       $       .12   $       .11  $       .45  $       .31
                             =========     =========    =========    =========
Weighted Average Shares      6,251,609     5,735,296    6,114,750    5,643,668
                             =========     =========    =========    =========










                                 -UNAUDITED-
               See Notes to Consolidated Financial Statements
                                     4

                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the NINE MONTHS ended
                       SEPTEMBER 30, 1996 and 1995


                                                 1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $ 2,764,197      $ 1,778,559
  Non-Cash Adjustments
    Depreciation & Amortization                1,526,329        1,455,401
    Gain on Sales of Assets                   (  332,411)      (    2,350)

  Changes in Operating Assets
    and Liabilities -
     Notes and Other Receivables              (   68,275)         120,558
     Prepaid Expenses                         (   77,683)      (  100,562)
     Accounts Payable                         (   23,005)          43,586
     Accrued Liabilities & Deposits              292,896          380,804
     Tenant Security Deposits                     35,386           21,649
                                               ---------        ---------
  Net Cash Provided by Operating
     Activities                                4,117,434        3,697,645
                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Manufactured Home Communities   (3,435,506)      (2,010,906)
  Purchase of Minority Interest                      -0-       (  132,600)
  Purchase of Investment Property
     and Equipment                            (1,416,000)      (1,207,923)
  Proceeds from Sales of Assets                  564,646          237,925
  Additions to Land Development               (1,610,619)      (  683,100)
  Purchase of Equity Securities
     Available for Sale                       (  778,861)             -0-
                                               ---------        ---------
  Net Cash Used by Investing Activities       (6,676,340)      (3,796,604)
                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Mortgages and Loans            1,300,000        3,700,000
  Principal Payments of Mortgages
     and Loans                                (1,265,764)      (3,713,168)
  Financing Costs on Debt                     (   15,862)      (   75,340)
  Proceeds from Dividend Reinvestment
     and Stock Purchase Plan                   3,016,568        1,207,453
  Dividends Paid                              (1,606,351)      (1,152,578)
                                               ---------        ---------
  Net Cash Provided (Used) by
     Financing Activities                      1,428,591       (   33,633)
                                               ---------        ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                        (1,130,315)      (  132,592)
CASH & CASH EQUIVALENTS - BEGINNING            2,043,282          357,547
                                               ---------        ---------
CASH & CASH EQUIVALENTS - ENDING             $   912,967      $   224,955
                                               =========        =========


                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements
                                    5

                        UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                               (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1995 have been omitted. Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the statement presentation for the current period.

NOTE 2 - LOANS AND MORTGAGES PAYABLE

On January 9, 1996, the Company entered into a $1,000,000 mortgage payable (River Valley mortgage) to Bank One at an interest rate of prime. Proceeds from this mortgage were used to purchase Wood Valley (See Note 5). This mortgage was repaid in March 1996.

In September 1996, the Company used $300,000 of its line of credit. As of September 30, 1996, $200,000 was still available.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 16, 1996, the Company paid $915,815 as a dividend of $.15 per share to shareholders of record as of August 15, 1996. The total dividends paid for the nine months ended September 30, 1996, amounted to $2,688,692.

On September 16, 1996, the Company received $1,311,639 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 124,918 new shares issued resulting in 6,230,340 shares outstanding. The total amount received from the DRIP for the nine months ended September 30, 1996 amounted to $4,098,909.

NOTE 4 - EMPLOYEE STOCK OPTIONS

During the nine months ended September 30, 1996, the following stock options were granted:

     Date of        Number of      Option         Expiration
      Grant          Shares         Price            Date

     1/10/96          25,000       $10.625         1/10/2001
     6/27/96          38,000       $10.75          6/27/2001

As of September 30, 1996, there were 335,000 shares outstanding and 513,000 shares available under the Company's Stock Option Plans.

NOTE 5 - ACQUISITIONS, DISPOSITIONS AND EXPANSIONS

On January 10, 1996, the Company acquired Wood Valley from an unrelated entity. This acquisition is a 161-space manufactured home community located in Caledonia, Ohio. The purchase price, including closing costs, totalled $2,013,706.

On March 28, 1996, the Company sold 5.5 acres of excess vacant land at a sales price of $385,000 for a net gain of $290,303.

On August 1, 1996, the Company acquired Spreading Oaks Village, a 153-space manufactured home community located in Athens, Ohio. This community was purchased from a partnership whose partners are also officers, directors and shareholders of the Company. The purchase price, including closing costs totalled $1,421,800. This purchase was based on an independent appraisal of fair market value.

The Company is currently conducting an expansion program at a number of its communities. Contracts have been signed totalling approximately $1,200,000 for these expansions.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 1996 and 1995 for interest was $1,061,548 and $1,309,320, respectively.

During the nine months ended September 30, 1996, land development costs of $88,478 were transferred to investment property and equipment and placed in service.

During the nine months ended September 30, 1996 and 1995, the Company had dividend reinvestments of $1,082,341 and $938,751, respectively, which required no cash transfers.

NOTE 7 - SUBSEQUENT EVENTS

On October 11, 1996, the Company purchased 65 acres of vacant land adjacent to Fairview Manor, the Company's manufactured home community in Vineland, New Jersey. The purchase price was approximately $390,000.

                    MANAGEMENT DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-three manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $4,117,434 cash from operations. The Company received new capital of $4,098,909 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). Mortgages Payable decreased by $265,764 as a result of principal repayments offset by a new mortgage of $1,000,000. Proceeds from the new mortgage were used to purchase Wood Valley (see Note
5).

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income  from  community operations increased by $130,152 to $1,968,868  for the quarter ended September 30, 1996 as compared to $1,838,716 for the quarter ended September 30, 1995. Income from community operations increased by $586,175 to $6,078,712 for the nine months ended September 30, 1996 compared to $5,492,537 for the nine months ended September 30, 1995. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 5% annually. Rental and related income rose from $3,382,423 for the quarter ended September 30, 1995 to $3,671,970 for the quarter ended September 30, 1996. Rental and related income rose from $9,934,228 for the nine months ended September 30, 1995 to $10,816,169 for the nine months ended September 30, 1996. This was a result of higher rents, the addition of rental homes and the purchases of Wood Valley and Spreading Oaks. Community operating expenses rose from $1,543,707 for the quarter ended September 30, 1995 to $1,703,102 for the quarter ended September 30, 1996. Community operating expenses rose from $4,441,691 for the nine months ended September 30, 1995 to $4,737,457 for the nine months ended September 30, 1996. Community operating expenses increased due to higher insurance, promotional costs and the purchases of Wood Valley and Spreading Oaks. Interest expense decreased from $406,977 for the quarter ended September 30, 1995 to $346,211 for the quarter ended September 30, 1996. Interest expense decreased from $1,298,208 for the nine months ended September 30, 1995 to $1,061,548 for the nine months ended September 30, 1996. This was primarily a result of a decrease in interest rates. During 1995, the Company negotiated new long-term debt. Interest rates on most of the Company's debt dropped from prime plus 1% to a fixed rate of 7.5%. The prime rate was 8.75% at September 30, 1995.

Gains on Sales of Assets increased from $2,350 for the nine months ended September 30, 1995 to $332,411 for the nine months ended September 30, 1996. This was primarily due to the sale of 5.5 acres of excess vacant land at a gain of $290,303.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $3,697,645 for the nine months ended September 30, 1995 to $4,117,434 for the nine months ended September 30, 1996. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan, together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.

                                 PART II


                            OTHER INFORMATION


                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                            September 30, 1996

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




DATE:     November 6, 1996         By:/s/Samuel A. Landy
                                      Samuel A. Landy,
                                      President




DATE:     November 6, 1996       By:/s/Anna T. Chew
                                      Anna T. Chew,
                                      Vice President and
                                      Chief Financial Officer