Form 10-K
period 1996-12-31
UNITED MOBILE HOMES INC
filed 1997-03-27
CIK 752642

Form 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 1997 was $78,190,196. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 1997 was $57,228,933.

The number of shares outstanding of issuer's common stock as of March 14, 1997 was 6,448,676 shares.

Documents Incorporated by Reference:
- Exhibits incorporated by reference are listed in Part IV, Item (a)(3).

                                   PART I

ITEM I - BUSINESS

General Development of Business

     United Mobile Homes, Inc. (the Company) owns and operates twenty-three manufactured home communities containing 5,261 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

      The Company was incorporated in the State of New Jersey in 1968. Its executive offices are located at 125 Wyckoff Road, Eatontown, New Jersey 07724. Its telephone number is (908) 389-3890.

      Effective January 1, 1992, the Company elected to be taxed as a real estate investment trust (REIT) under Sections 856-858 of the Internal Revenue Code. The Company received from the Internal Revenue Service a favorable revenue ruling that it qualified as a REIT. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 95% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

Background

       Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company's stock, spun off to its shareholders in a registered distribution three shares of United Mobile Homes, Inc. for each share of Monmouth Capital Corporation. The Company in 1984 and 1985 issued additional shares through rights offerings. The Company has been in operation for twenty-eight years, the last twelve of which have been as a publicly-owned corporation.

Narrative Description of Business

      The Company's primary business is the ownership and operation of manufactured home communities - leasing manufactured home spaces on a month-
to-month  basis  to  private manufactured home owners.   The  Company  also
leases homes to residents.

      A manufactured home community is designed to accommodate detached, single family manufactured housing units, which are produced off-site by manufacturers and delivered by truck to the site. Such dwellings, referred to as manufactured homes (which should be distinguished from travel trailers), are manufactured in a variety of styles and sizes. Manufactured homes, once located, are rarely transported to another site; typically, a manufactured home remains on site and is sold by its owner to a subsequent occupant. This transaction is commonly handled through a broker in the same manner that the more traditional single-family residence is sold. Each owner of a manufactured home leases the site on which the home is located from the Company.

      Manufactured homes are being accepted by the public as a viable and economically attractive alternative to common stick-built single-family housing. During the past five years, approximately one-fifth of all single-family homes built and sold in the nation have been manufactured homes.

      The size of a modern manufactured home community is limited, as are other residential communities, by factors such as geography, topography, and funds available for development. Generally, modern manufactured home communities contain buildings for recreation, green areas, and other common area facilities, which, as distinguished from resident owned manufactured homes, are the property of the community owner. In addition to such general improvements, certain manufactured home communities include recreational improvements such as swimming pools, tennis courts and playgrounds. Municipal water and sewer services are available to some manufactured home communities, while other communities supply these facilities on site. The housing provided by the manufactured home community,  therefore,  includes not only the  manufactured  dwelling  unit
(owned by the resident), but also the physical community framework and services provided by the manufactured home community.

      The community manager interviews prospective residents, ensures compliance with community regulations, maintains public areas and community facilities and is responsible for the overall appearance of the community. The manufactured home community, once fully occupied, tends to achieve a stable rate of occupancy. The cost and effort in moving a home once it is located in a community encourages the owner of the manufactured home to resell his manufactured home there rather than to remove it from the community. This ability to produce relatively predictable income, together with the location of the community, its condition and its appearance, are factors in the long-term appreciation of the community.

     The long-term industry trend may be toward condominium conversions. A change from investor community ownership to resident ownership would enhance the value of existing manufactured home communities. All of the Company's communities are located in areas of the country that have not yet accepted this concept. Condominium conversion is a long-term possibility and has no impact on the Company's current operations.

Investment and Other Policies of the Company

      The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the United States. In the past, it has concentrated on the northeast. The Company may also invest in the securities of other REITs.

      The Company has no restrictions on how it finances new manufactured home communities. It may finance communities by purchase money mortgages or other financing, including first liens, wraparound mortgages or subordinated indebtedness. In connection with its ongoing activities, the Company may issue notes, mortgages or other senior securities. The Company intends to use both secured and unsecured lines of credit.

      The Company may issue securities for property, however, this has not occurred to date, and it may repurchase or reacquire its shares from time to time if in the opinion of the Board of Directors such acquisition is advantageous to the Company.

Property Maintenance and Improvement Policies

      It is the policy of the Company to properly maintain, modernize, expand, and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties over the next five years will be consistent with 1996 expenditures. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured where such insurance is available at a reasonable cost as determined by management.

General Risks of Real Estate Ownership

      The Company's investments will be subject to the risks generally associated with the ownership of real property, including the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative popularity (and thus the relative price) of the Company's real estate investments when compared to other investments, adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability of mortgage funds, costs and terms of mortgage funds, the financial conditions of residents and sellers of properties, changes in real estate tax rates and other operating expenses (including corrections of potential environmental issues as well as more stringent governmental regulations regarding the environment), governmental rules and fiscal policies including possible proposals for rent controls, as well as expenses resulting from acts of God, uninsured losses and other factors which are beyond the control of the Company. The Company's investments are primarily in rental properties and are subject to the risk or inability to attract or retain residents with a consequent decline in rental income as a result of adverse changes in local real estate markets or other factors.

Competition for Manufactured Home Community Investments

      The Company will be competing for manufactured home community investments with numerous other real estate entities, such as individuals, corporations, real estate investment trusts and other enterprises engaged in real estate activities, possibly including certain affiliates of the Company. In many cases, the competing concerns may be larger and better financed than the Company, making it difficult for the Company to secure new manufactured home community investments. Competition among private and institutional purchasers of manufactured home community investments has increased substantially in recent years, with resulting increases in the purchase price paid for manufactured home communities and consequent higher fixed costs.

Environmental, Regulatory and Energy Problems

      The availability of suitable investments and the cost of construction and operation of manufactured home communities in which the Company may invest may be adversely affected by legislative, regulatory, administrative and enforcement action at the local, state and national levels in the areas, among others, of housing and environmental controls. In addition to possible increasingly restrictive zoning regulations and related land use controls, such restrictions may relate to air, ground and water quality standards, wetlands regulations, noise pollution and indirect environmental impacts such as increased motor vehicle activity.

      The Company owns and operates 11 manufactured home communities which either have their own waste water treatment facility, water distribution system, or both. At these locations, the Company is subject to compliance of monthly, quarterly and yearly testing for contaminants as outlined by the individual state's Department of Environmental Protection Agencies.

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

      In its normal course of business, the Company does not incur costs related to local or state zoning issues. However, zoning regulations often restrict expansion of the Company's communities, but allow continuing operation of existing communities.

      Rent control affects only two of the Company's manufactured home communities which are in New Jersey and has resulted in a slower growth of earnings from these properties.

Number of Employees

      On March 1, 1997, the Company had approximately 75 employees, including Officers. During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

ITEM 2 - PROPERTIES

United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company owns twenty-three manufactured home communities. The following is a brief description of the properties owned by the Company:

                              Number       1996          Current
                                of        Average        Rent Per
Name of Community             Sites      Occupancy     Month Per Site

Allentown                      414          82%            $199
4912 Raleigh-Millington Rd.
Memphis,  TN 38128

Brookview Village              133          93%            $285
Route 9N
Greenfield Center, NY 12833

Cedarcrest                     283          99%            $313
1976 North East Avenue
Vineland,  NJ 08360

Cranberry Village              201          98%            $270
201 North Court
Mars,  PA 16046

Cross Keys Village             133         100%            $218
Old Sixth Avenue Rd.
RD #1
Duncansville,  PA 16635

D & R Village                  234          99%            $322
Route 146, RD 13
Clifton Park,  NY 12065

Edgewood Estates               218          79%            $180
700 Edgewood Estates
Apollo, PA  15613

Fairview Manor                 160          99%            $315
2110 Mays Landing Rd.
Millville, NJ 08360

Forest Park Village            252          97%            $236
724 Slate Avenue
Cranberry Twp., PA  16066

Heather Highlands              457          70%            $179
109 S. Main Street
Pittston, PA  18640

                               Number      1996          Current
                                 of       Average        Rent Per
Name of Community              Sites     Occupancy     Month Per Site

Highland Estates                192          97%           $302
60 Old Route 22
Kutztown,  PA  19530

Kinnebrook                      212          95%           $302
Route 17-B
Monticello,  NY 12701

Lake Sherman Village            210          98%           $221
7227 Beth Avenue, SW
Navarre,  OH  44662

Memphis Mobile City             168          85%           $193
3894 N. Thomas Street
Memphis, TN  38127

Oxford Village                  224         100%           $311
2 Dolinger Drive
West Grove,  PA  19390

Pine Ridge Village              137          97%           $266
147 Amy Drive
Carlisle,  PA  17013

Port Royal Village              402          86%           $196
400 Patterson Lane
Belle Vernon,  PA  15012

River Valley Estates            183          89%           $167
2066 Victory Rd.
Marion,  OH  43302

Sandy Valley Estates            327          97%           $199
801 First, Route #2
Magnolia,  OH  44643

Southwind Village               250          96%           $243
435 E. Veterans Highway
Jackson,  NJ  08527

Spreading Oaks Village          153          92%           $147
7140-29 Selby Road
Athens, OH  45701

Woodlawn Village                157          99%           $388
Route 35
Eatontown,  NJ 07724

Wood Valley                     161          91%           $167
1493 N. Whetstone River Rd.
Caledonia, OH  43314
                                    -6-

     Occupancy rates are very stable with little year-to-year changes once the community is filled (generally 90% or greater occupancy). It is the Company's experience that, once home is set up in the community, it is seldom moved. The home if sold, is sold on-site to a new owner.

     Residents generally rent on a month-to-month basis. Some residents have one-year leases. Southwind Village and Woodlawn Village (both in New Jersey) are the only communities subject to local rent control laws.

      There are 14 sites at Sandy Valley which are under a consent order with the Federal Government. This order provides that, as sites become vacant, they cannot be reused. The restrictions on use were known at the time of purchase, and the item is not material to the operation of Sandy Valley Estates.

      In connection with the operation of its 5,261 sites, the Company operates approximately 340 rental units. These are homes owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing
vacancies.   The rental homes produce income on both the home and for the site which might otherwise be non-income producing. The Company sells the older rental homes when the opportunity arises.

      The Company has approximately 800 sites in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year. During 1996, 27 sites were completed at River Valley Estates.

Significant Properties

      The Company operates approximately $51,000,000 (at original cost) in manufactured home properties. These consist of 23 separate manufactured home communities and related equipment and improvements. There are 5,261 sites in the 23 communities. No one community constitutes more than 10% of the total assets of the Company. Port Royal Village with 402 sites, Sandy Valley Estates with 327 sites, Cedarcrest with 283 sites, Allentown with 414 sites and Heather Highlands with 457 sites are the larger properties. The following is a description of these properties:

                             PORT ROYAL VILLAGE

      The Company acquired Port Royal Village in 1984. This is a 402-space manufactured home community located in Belle Vernon, Pennsylvania. The Company believes this to be a sound acquisition for the following reasons:
(a) the community is well-maintained with city water and its own sewer plant, as well as a swimming pool and community building; (b) the community has approximately 86% occupancy; and (c) the community generates substantial revenues and net operating income. Management believes that this community is a successful and valuable manufactured home community.

                            SANDY VALLEY ESTATES

      The Company acquired Sandy Valley Estates in 1985. This is a 327-space manufactured home community located in Magnolia, Ohio. The Company believes this to be an excellent community because (a) the community is well-maintained with municipal sewer; (b) the community has its own well system; (c) the community has approximately 97% occupancy; and (d) the community generates revenues with an average monthly rental of $199 per site, which rents are competitive with the other manufactured home communities in the area. The Company believes that it is an excellent investment.

                                 CEDARCREST

      On July 15, 1986 the Company paid $760,000 to acquire 94.05% of the partnership interest in a limited partnership that owned a 283-space manufactured home community located in Vineland, New Jersey. On June 30, 1988 the Company paid $40,000 to acquire an additional 4.95% of the partnership interest, bringing the Company's total ownership to 99%. During 1989 the Company acquired the remaining 1% interest.

      The Company believes this to be an excellent community for the following reasons: (a) the community is well-maintained, (b) the community has municipal sewer and water service; and (c) the community is 99% occupied. Rents average $313 per month per site and they are competitive with other communities in the area.

                                 ALLENTOWN

      On September 15, 1986 the Company paid $850,000 to all of the limited partners to acquire 97% of the partnership interests in a limited partnership that owned a 414-space manufactured home community located in Memphis, Tennessee.

      Royal Green, Inc., the General Partner of this partnership, retained its 3% interest in the partnership until January, 1990 at which time the Company purchased the 3% interest for $25,500.

      The Company believes this to be a sound investment for the following reasons: (a) the property is well maintained; (b) the community has municipal sewer and water service; and (c) rents are competitive with other manufactured home communities in the area. Current occupancy is approximately 82%. This is a 9% increase from the prior year. The Company is continuing its effort to bring occupancy to 90% or higher. In the future, the Company anticipates that it will be able to increase occupancy. The community has the potential to be fully occupied in one of the nicest areas in Memphis.

                             HEATHER HIGHLANDS

      On January 30, 1992, the Company acquired an 88.36% interest in a limited partnership operating a 457-space manufactured home community located in Pittston, Pennsylvania. This partnership has partners who are also officers, directors and/or shareholders of the Company. Mr. Eugene Landy, Chairman of the Board, retained the remaining 11.64% limited partnership interest. The purchase price included total payments to the original limited partners of $972,400, $35,000 to Burtenn Inc., General Partner and assumption of net liabilities of approximately $1,500,000 for a total purchase price of approximately $2,500,000. This purchase was based on an independent appraisal of fair market value. In January 1995, the Company purchased the remaining 11.64% partnership interest for $132,600. This price per unit was the same price previously paid to non-affiliated sellers.

      The Company anticipates that the community will ultimately have 415 sites since the use of double wide units reduce the total number of available sites.

      The Company believes this to be a sound investment for the following reasons: (a) the property is well maintained; (b) the community has municipal sewer and water service; and (c) rents are competitive with other manufactured home communities in the area.

Mortgages on Properties

      The Company has mortgages on various properties. The maturity dates of these mortgages are all in the year 2000. Interest varies from fixed rates of 7.5% to 10.5%. The aggregate balances of these mortgages total $17,351,030 at December 31, 1996. (For additional information, see Part IV, Item 14(a)(1)(vi), Note 5 of the Notes to Consolidated Financial Statements - Notes and Mortgages Payable).

ITEM 3 - LEGAL PROCEEDINGS

      Legal  proceedings are incorporated herein by reference and filed  as
Part IV, Item 14(a)(1)(vi), Note 13 of the Notes to Consolidated Financial Statements - Legal Matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      The Company became publicly owned on January 3, 1985. As of January 5, 1994, shares of the Company were traded on the American Stock Exchange (symbol UMH). The per share range of high and low quotes for the Company's stock for each quarterly period is as follows:

                       1996                1995               1994
                   HIGH     LOW       HIGH      LOW       HIGH      LOW

First Quarter       14     9-5/8      7-3/4     7-1/8     8-1/2     6-3/4
Second Quarter    13-3/8   10-1/4     8-7/16    7-1/2     8-1/4       7
Third Quarter     12-1/2   10-1/2     10-1/8    8-1/4       8       6-7/8
Fourth Quarter    12-1/2     11       10-1/2    9-5/8     7-1/2       7


      On March 14, 1997 the closing price of the Company's stock was $12.125.

     As of December 31, 1996, there were approximately 1,051 holders of the Company's common stock based on the number of record owners.

      For the years ended December 31, 1996, 1995 and 1994, total dividends paid by the Company amounted to $3,630,891 or $.60 per share, $2,954,847 or $.525 per share and $2,277,742 or $.425 per share, respectively.

      On January 15, 1997, the Company declared a dividend of $.175 per share to be paid on March 17, 1997 to shareholders of record February 17, 1997.

      Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. The Company elected REIT status beginning in 1992. As a REIT, the Company must pay out at least 95% of its taxable income in the form of a cash distribution to shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

                                              December 31,
                    1996         1995         1994        1993       1992
Income Statement Data:

Rental and
 Related Income  $14,533,218  $13,332,961  $12,318,467 $11,521,677 $10,895,680

Income from Community
 Operations        8,311,469    7,449,168    6,864,080   6,407,937   6,069,885

Gains on Sales of
   Assets            333,647        5,758       59,941      17,022      57,259

Net Income         3,729,526    2,491,581    2,141,279   1,346,219   1,028,551
Net Income
   Per Share             .61          .44          .40         .26         .21
 ..............................................................................


Balance Sheet Data:

Total Assets     $35,875,206  $29,758,397  $25,404,015 $25,274,685 $26,024,656

Mortgages
 Payable          17,351,030   17,707,635   15,637,325  17,936,230  20,072,037

Shareholders'
 Equity           16,426,145   10,290,487    7,721,783   6,229,453   4,612,025
 ..............................................................................

Average Number
 of Shares
 Outstanding       6,155,018    5,693,001    5,395,733   5,099,089   4,837,526

Funds from
 Operations  *  $  5,693,631 $  4,358,765 $  3,880,507 $ 3,145,859 $ 2,749,280

Funds from Operations *
  Per share              .93          .77          .72         .62         .57

Cash Dividends
   Per Share             .60         .525         .425        .325        .225


* Defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. Includes gain on sale of land of $290,303 in 1996.

                                   -11-

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and Expense

1996 vs. 1995

      Rental and related income increased from $13,332,961 for the year ended December 31, 1995 to $14,533,218 for the year ended December 31, 1996 primarily due to rental increases to residents, increased occupancy and the acquisition of two new communities. During 1996, the Company was able to obtain rent increases of $5.00 to $16.00 per month on most of its occupied sites.

     Overall occupancy rates are satisfactory with only six manufactured home communities experiencing vacancies over ten percent. Progress has been made to increase occupancy at these communities. The Company has purchased two communities in 1996. The Company has also completed a 27 site expansion at River Valley Estates and is evaluating further expansion at selected communities in order to increase the number of available sites. Some of these communities are in various stages of expansion.

      Community  operating expenses increased from $5,883,793  for  the  year ended December 31, 1995 to $6,221,749 for the year ended December 31, 1996 primarily as a result of the acquisitions of two additional communities. Community operating expenses decreased from 44% to 43% of gross revenues.

      The Company's income from community operations continues to show steady growth rising from $7,449,168 in 1995 to $8,311,469 in 1996.

     General and administrative expenses increased from $1,228,850 in 1995 to $1,512,623 in 1996 primarily as a result of an increase in personnel costs.

      Interest expense decreased from $1,675,998 in 1995 to $1,434,875 in 1996. This was primarily as a result of a decrease in the interest rate.
During 1995, the Company negotiated new long-term debt. Interest rates dropped from prime plus 1% to a fixed rate of 7.5% on a substantial portion of the Company's debt.

      Interest and dividend income increased from $65,999 in 1995 to $93,579 in 1996 due to purchases of securities available for sale during 1996.

      Depreciation expense increased from $1,872,942 in 1995 to $2,007,449 in 1996 due to the addition of two new communities.

     Other expenses decreased from $251,554 in 1995 to $54,222 in 1996 due to a decrease in amortization expenses.

     Gain on sale of assets increased from $5,758 in 1995 to $333,647 in 1996 primarily due to the sale of 5.5 acres of vacant land at a gain of approximately $290,000.

     For the year ended December 31, 1996, the Company reported net income of $3,729,526 as compared to net income of $2,491,581 for the year ended December 31, 1995. The Company is currently experiencing modest inflation. Modest inflation is believed to have a favorable impact on the Company's financial performance. With modest inflation, the Company believes that it can increase rents sufficiently to match increases in operating expenses. High rates of inflation (more than 10%) could result in an inability to raise rents to meet rising costs and could create political problems such as the imposition of rent controls. The Company anticipates continuing profits in 1997.

Revenue and Expense

1995 vs. 1994

      Rental and related income increased from $12,318,467 for the year ended December 31, 1994 to $13,332,961 for the year ended December 31, 1995 primarily due to rental increases to residents, increased occupancy and the acquisition of a new community in January 1995. During 1995, the Company was able to obtain rent increases of $7.00 to $16.00 per month on most of its occupied sites.

      Overall occupancy rates are satisfactory with only five manufactured home communities experiencing vacancies over ten percent. Progress has been made to increase occupancy at these communities. The Company has purchased one community in 1995 and has negotiated for the purchase of a 161-space community, which closed in January 1996. The Company is also evaluating further expansion at selected communities in order to increase the number of available sites. Some of these communities are in various stages of expansion.

      Community operating expenses increased from $5,454,387 for the year ended December 31, 1994 to $5,883,793 for the year ended December 31, 1995 primarily as a result of the acquisition of an additional community. Community operating expenses remained at 44% of gross revenues.

      The Company's income from community operations continues to show steady growth rising from $6,864,080 in 1994 to $7,449,168 in 1995.

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

      Depreciation expense increased from $1,799,169 in 1994 to $1,872,942 in 1995 due to the addition of a new community.

     For the year ended December 31, 1995, the Company reported net income of $2,491,581 as compared to net income of $2,141,279 for the year ended December 31, 1994. The Company is currently experiencing modest inflation.

Liquidity and Capital Resources

      As a real estate company, the Company uses funds for real estate acquisitions, real property improvements and amortization of debt incurred in connection with such acquisitions and improvements. The Company generates funds through cash flow from properties, mortgages on properties and increases in shareholder investments. The Company has liquidity available from a combination of short and long-term sources. The Company currently has mortgages payable totaling $17,351,030 secured by seven communities. The Company also has a $500,000 line of credit with Summit Bank, all of which was available at December 31, 1996. The Company believes that its 23 manufactured home communities have market values in excess of historical cost. Management believes that this provides significant additional borrowing capacity.

      Net cash provided by operating activities increased from $4,343,548 in 1994 to $4,642,256 in 1995 to $5,823,597 in 1996. Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, and purchases of two additional communities in 1996. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

     In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements, purchase of manufactured homes for rent, scheduled mortgage amortization and dividend distributions. As a REIT, the Company must distribute at least 95% of its taxable income.

      The Company estimates that it will purchase in 1997 approximately 25 manufactured homes to be used as rentals for a total cost of $400,000. Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.

      Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions, the Company is budgeting approximately $1,000,000 in capital improvements for 1997.

      The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan). Cash received from the Plan is a significant additional source of liquidity and capital resources. During 1996, the Company paid $3,630,891 in dividends. Amounts received under the Plan amounted to $5,672,022. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 1996.

      The Company has undeveloped land which it could develop over the next three years. During 1996, additional acreage was purchased in Vineland, New Jersey which will be used for expansion in the future. In addition, the Company plans to continue acquiring additional manufactured home communities. During 1996, the Company purchased two additional communities totaling 314 sites.

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

     The following is the Unaudited Selected Quarterly Financial Data:

                SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                              THREE MONTHS ENDED

1996                   MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31

Rental & Related
 Income             $ 3,561,274   $ 3,582,925   $ 3,671,970     $ 3,717,049
Income from Community
  Operations          2,025,485     2,084,359     1,968,868       2,232,757
Net Income            1,063,209       916,854       784,134         965,329
Net Income Per Share        .18           .15           .12             .16

                              THREE MONTHS ENDED

1995                   MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31

Rental & Related
   Income           $ 3,247,040   $ 3,304,765   $ 3,382,423     $ 3,398,733
Income from Community
   Operations         1,839,493     1,814,328     1,838,716       1,956,631
Net Income              589,940       558,878       629,741         713,022
Net Income per Share        .11           .10           .11             .12

                              THREE MONTHS ENDED


1994                   MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31

Rental & Related
   Income           $ 3,001,056   $ 3,053,201   $ 3,109,779     $ 3,154,431
Income from Park
   Operations         1,658,699     1,684,324     1,745,954       1,775,103
Net Income              502,854       496,185       571,045         571,195
Net Income per Share        .09           .09           .11             .11


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None.

                                  PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name,  Age &        Principal Occupation     Director Shares Owned    Percent
Office  Held        During Past Five Years    Since   Beneficially(1) of Stock

Robert A. Anderson   Vice President of The     1980      14,882           0.23%
Age: 74              David Cronheim Company;
Director             past President of the
                     Industrial Real Estate
                     Brokers Association of New
                     York and New Jersey.

Ernest V. Bencivenga Financial Consultant;     1969     18,420 (2)       0.28%
Age: 78              Treasurer and Director
Secretary/Treasurer  (1961 to present) and Secretary
Director             (1967 to present) of Monmouth
                     Capital Corporation;
                     Treasurer and Director (1968
                     to present) of Monmouth Real
                     Estate Investment Corporation.

Anna T. Chew         Certified Public          1994     16,038 (3)       0.25%
Age: 38              Accountant; Controller (1991 to
Vice President and   present) and Director (1993 to
Chief Financial      present) of Monmouth Real Estate
  Officer            Investment Corporation; Controller
Director             (1991 to present) and Director
                     (1994 to present) of Monmouth
                     Capital Corporation; Senior Manager
                     (1987 to 1991) of KPMG Peat Marwick LLP

Charles P. Kaempffer Investor; Director        1969     57,159 (4)       0.89%
Age: 59              (1970 to present) of Monmouth
Director             Capital Corporation; Director
                     (1975 to present) of Monmouth Real
                     Estate Investment Corporation;
                     Director (1989 to 1996) of Sovereign
                     Community Bank (formerly Colonial
                     Bank)

Name, Age &          Principal Occupation    Director  Shares Owned   Percent
Office  Held         During Past Five Years   Since   Beneficially(1) of Stock

Eugene W. Landy      Attorney at Law for the   1969       840,884 (5)   13.04%
Age: 63              firm of Landy & Landy;
Chairman of the      President and Director
 Board and           (1961 to present) of Monmouth
Director             Capital Corporation;
                     President and Director (1968
                     to present) of Monmouth Real
                     Estate Investment Corporation.

Samuel A. Landy      Attorney at Law for the   1992      240,564 (6)     3.73%
Age: 36              firm of Landy & Landy;
President and        Director (1990 to present) of
Director             Monmouth Real Estate Investment
                     Corporation; Director (1994 to
                     present) of Monmouth Capital
                     Corporation.

Richard A. Molke     Vice President of Remsco  1986      319,114 (7)     4.95%
Age: 70              Associates, Inc.,
Director             a construction firm.

Eugene Rothenberg    Obstetrician and          1977       81,116 (8)     1.26%
Age: 63              Gynecologist; President
Director             (1988 to 1989) of the Medical
                     Staff of Monmouth Medical Center.

Robert G. Sampson    Investor; Director        1969      130,589 (9)     2.02%
Age: 69              (1968 to present) of Monmouth Real
Director             Estate Investment Corporation;
                     Director (1963 to present) of
                     Monmouth Capital Corporation,;
                     Director (1972 to 1993) of
                     United Jersey Bank;
                     General Partner (1983 to
                     present) of Sampco, Ltd., an
                     investment group.

                                    TOTALS............1,718,766         26.65%

1.)   Beneficial ownership, as defined herein, includes common stock as  to which a person has or shares voting and/or investment power as of March 14, 1997.

2.)   Includes 8,857 shares held by Mr. Bencivenga's wife and 1,604  shares held in the United Mobile Homes, Inc. 401(k) Plan.

3.)   Includes 14,300 shares held jointly with Ms. Chew's husband and 1,738 shares held in the United Mobile Homes, Inc. 401(k) Plan.

4.) Includes (a) 55,159 shares held as Trustee for Defined Benefit Pension Plan for which Mr. Kaempffer has power to vote and (b) 2,000 shares held by Mr. Kaempffer's wife.

5.)   Includes  (a)  51,910 shares held by Mr. Landy's  wife,  (b)  172,607 shares  held by Landy Investments, Ltd. in which Mr. Landy has a beneficial interest,  (c) 49,343 shares held in the Landy & Landy, Employee's  Pension
Plan,   of which Mr. Landy is a Trustee with power to vote, and (d) 102,987 shares held in the Landy & Landy, Employees' Profit Sharing Plan, of  which
Mr. Landy is a Trustee with power to vote.  Excludes 198,511 shares held by
Mr. Landy's adult children in which he disclaims any beneficial interest.

6.)   Includes  (a) 23,173 shares held jointly with Mr. Samuel  A.  Landy's wife, (b) 13,216 in a custodial account for his sons, and (c) 3,869 shares held in the United Mobile Homes, Inc. 401(k) Plan.

7.)   Includes  156,869 shares held by Mr. Richard Molke's wife.   Excludes
3,333 shares held by Mr. Richard Molke's adult children in which he disclaims any beneficial interest.

8.) Includes (a) 56,878 shares held by Rothenberg Investment, Ltd. in which Dr. Rothenberg has a beneficial interest and (b) 20,173 shares held as Trustee for a Profit Sharing Plan of which Dr. Rothenberg has power to vote.

9.) Includes (a) 32,400 shares held by the Estate of Helen Haskell Sampson and (b) 48,492 shares held by Sampco, Ltd. in which he has a beneficial interest.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table.

      The following Summary Compensation Table shows compensation paid by the Company for services rendered during 1996, 1995 and 1994 to the Chairman of the Board, President and Vice President. There were no other executive officers whose aggregate cash compensation exceeded $100,000:


Name and                            Annual Compensation
Principal Position   Options    Year    Salary    Bonus     All Other
Eugene W. Landy         -       1996    $  -      $  -     $347,350 (1)
Chairman of the      50,000     1995    $  -      $  -     $310,160 (1)
  Board                 -       1994    $  -      $  -     $361,842 (1)

Samuel A. Landy      25,000     1996    $165,000  $ 10,846 $ 18,880 (2)
President            25,000     1995    $150,000  $ 15,769 $ 16,674 (2)
                     25,000     1994    $150,000  $  7,769 $  9,513 (2)

Anna T. Chew         10,000     1996    $ 86,650  $ 10,333 $ 13,509 (3)
Vice President       10,000     1995    $ 76,650  $ 10,948 $ 11,428 (3)
Chief Financial      10,000     1994    $ 73,000  $  7,807 $  5,224 (3)
  Officer

          (1) Represents base compensation of $150,000 in 1996, 1995 and 1994, and a bonus of $15,000 in 1996, as well as Directors' fees and legal fees.
                Includes an accrual of $160,000, $130,000 and $190,000 for 1996, 1995 and 1994, respectively for pension and other benefits in accordance with Eugene W. Landy's employment contract.
          (2) Represents Directors' fees, fringe benefits and discretionary contributions by the Company to the Company's
                401(k) Plan allocated to an account of the named executive officer.
          (3) Represents Directors' fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.


Stock Option Plan.

      The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 1996:

                                                        Potential Realized
                          % of Total  Price              Value at Assumed
                 Options  Granted to   Per   Expiration  Annual Rates for
Name             Granted  Employees   Share     Date        5%      10%
Samuel A. Landy   25,000    40%      $10.625  1/10/01   $41,475   $121,900
Anna  T. Chew     10,000    16%      $10.75   6/27/01   $29,700   $ 65,630


     The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 1996:

                                                                Value of
                                                              Unexercised
                                                                Options
                                    Number of Unexercised     at Year-End
                   Shares    Value   Options at Year-End      Exercisable/
Name             Exercised Realized Exercisable/Unexercisable Unexercisable
Eugene W. Landy     -0-      N/A      50,000   /    -0-     $156,250/$ -0-
Samuel A. Landy   50,000   $290,625   50,000   /  25,000    $134,375/$18,750
Anna T. Chew        -0-      N/A      40,000   /  10,000    $188,750/$ 6,250


Compensation of Directors.

      Effective January 1, 1996, the Directors receive a fee of $1,000 for each Board meeting attended. Directors also receive a fixed annual fee of $7,600, payable $1,900 quarterly. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

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

     Effective January 1, 1997, the Company and Anna T. Chew entered into a three-year Employment Agreement under which Ms. Chew receives an annual base salary of $100,000 for 1997, $110,000 for 1998 and $121,000 for 1999
plus bonuses and customary fringe benefits. On severance for any reason, Ms. Chew is entitled to one year's pay. In the event of disability, her salary shall continue for a period of two years.

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

Evaluation

     The Company had an excellent year. The stock price rose from 9-3/4 at December 31, 1995 to 11-3/8 at December 31, 1996. The Committee reviewed the progress made by Mr. Eugene W. Landy, Chairman of the Board, in reducing the Company's costs of funds. Mr. Eugene Landy was successful in bringing the Company's long-term debt from a variable rate of prime plus 1% to a fixed rate of 7.5%. Mr. Eugene Landy also completed the purchase of two additional communities during 1996. Mr. Eugene Landy is under an employment agreement with the Company. His base compensation under this contract is $150,000 per year. (The Summary Compensation Table shows an annual compensation to Mr. Eugene Landy of $150,000, $15,000 bonus plus $22,350 in director's and other legal fees plus $160,000 accrual for pension and other benefits for a total of $347,350 in 1996.) The Committee granted Mr. Eugene Landy a bonus of $15,000 for 1995 which was paid during 1996.

      The Committee also reviewed the progress made by Mr. Samuel A. Landy, President. Net income and funds from operations increased by approximately 50% and 31%, respectively. Mr. Samuel Landy is under an employment agreement with the Company. His base compensation under this contract is $165,000 for 1996 and will increase to $181,500 for 1997. The Committee granted Mr. Samuel Landy a bonus of $4,500 for 1995 which was paid in 1996.

Other Information.

      The Company had mortgages payable to Royal Green, Ltd., a partnership in which Mr. Eugene W. Landy has a significant ownership interest. These mortgages were repaid during 1994. Interest expense on these mortgages amounted to $30,717 in 1994.

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

                           1991   1992   1993   1994   1995    1996
United Mobile Homes, Inc.   100    156    253    277    389     479
NAREIT All REIT             100    112    133    134    159     215
S & P 500                   100    108    118    120    165     203


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      On March 14, 1997, no person owned of record, or was known by the Company to own beneficially more than five percent (5%) of the shares of the Company, except the following:

                                                           Percent
                  Name and Address          Shares Owned      of
Title of Class    of Beneficial Owner       Beneficially     Class

Common Stock      Beechmont Co., as Agent      394,400       6.12%
                  122 East 42nd St.
                  New York, NY  10168

Common Stock      Eugene W. Landy              840,884      13.04%
                  20 Tuxedo Road
                  Rumson, NJ  07760

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 14(a)(1)(vi), Note 8 of the Notes to Consolidated Financial Statements - Related Party Transactions.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1) The following Financial Statements are filed as part of this report.
                                                               Page(s)

(I)       Independent Auditors' Report                          26

(ii)      Consolidated Balance Sheets as of December 31, 1996   27
          and 1995

(iii)     Consolidated Statements of Income for the years       28
          ended December 31, 1996, 1995 and 1994

(iv)      Consolidated Statements of Shareholders' Equity for   29
          the years ended December 31, 1996, 1995 and 1994

(v)       Consolidated Statements of Cash Flows for the years   30
          ended December 31, 1996, 1995 and 1994

(vi)      Notes to Consolidated Financial Statements          31-41

(a) (2) The following Financial Statement Schedule for the years ended December 31, 1996, 1995 and 1994 is filed as part of this report.

(i)       Schedule III - Real Estate and Accumulated            42
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

               (e) Employment contract with Mr. Samuel A. Landy effective January 1, 1996 is incorporated by reference to that filed with the Company's 1995 Form 10-K filed with the SEC on March 28, 1996.

               (f) Employment contract with Ms. Anna T. Chew effective January 1, 1997.

(22)           Subsidiaries of the Registrant:

               The Company operates through wholly-owned multiple subsidiaries carrying on the same line of business. The parent company is the Registrant. The line of business is the operation of manufactured home communities. The Company operates through subsidiaries. A full and complete list of operating subsidiaries, listed by trade name is incorporated by reference to the Company's Registration Statement No. 33-1396-NY and Amendments thereto, filed with the SEC on November 6, 1985.

(23)           Consent of Independent Accountants

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Short Hills, New Jersey
February 28, 1997
                                        /s/KPMG Peat Marwick LLP
                                           KPMG Peat Marwick LLP

                          UNITED MOBILE HOMES, INC.
                         CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1996 AND 1995


                                                1996             1995
  - ASSETS -
  INVESTMENT PROPERTY AND EQUIPMENT
    Land                                    $  5,927,136     $  5,194,402
    Site and Land Improvements                35,983,165       32,456,359
    Buildings and Improvements                 1,930,345        1,755,407
    Rental Homes and Accessories               4,907,832        3,912,918
                                              __________       __________
     Total Investment Property                48,748,478       43,319,086
    Equipment and Vehicles                     2,163,179        1,853,398
                                              __________       __________
     Total Investment Property and Equipment  50,911,657       45,172,484
    Accumulated Depreciation                 (21,024,163)     (19,145,830)
                                              __________       __________
      Net Investment Property and Equipment   29,887,494       26,026,654
                                              __________       __________
  OTHER ASSETS
    Cash and Cash Equivalents                  1,195,095        2,043,282
    Securities Available for Sale              1,441,037              -0-
    Notes and Other Receivables                  507,199          547,779
    Unamortized Financing Costs                  160,744          199,103
    Prepaid Expenses                             284,993          272,704
    Land Development Costs                     2,398,644          668,875
                                              __________       __________
     Total Other Assets                        5,987,712        3,731,743
                                              __________       __________
    TOTAL ASSETS                            $ 35,875,206     $ 29,758,397
                                              ==========       ==========

          -LIABILITIES AND SHAREHOLDERS' EQUITY-
  LIABILITIES:
  MORTGAGES PAYABLE                         $ 17,351,030     $ 17,707,635
                                              __________       __________
  OTHER LIABILITIES
    Accounts Payable                             206,426          197,357
    Accrued Liabilities and Deposits           1,520,641        1,243,686
    Tenant Security Deposits                     370,964          319,232
                                              __________       __________
     Total Other Liabilities                   2,098,031        1,760,275
                                              __________       __________
    Total Liabilities                         19,449,061       19,467,910
                                              __________       __________

  SHAREHOLDERS' EQUITY:
    Common Stock - $.10 par value per share,
      10,000,000 shares authorized, 6,433,676
      and 5,850,631 issued and outstanding as
      of December 31, 1996 and 1995,
      respectively                               643,368          585,063
    Additional Paid-In Capital                16,275,434       10,373,217
    Unrealized Holding Gains on
       Securities Available for Sale              76,501              -0-
    Accumulated Deficit                         (569,158)        (667,793)
                                              __________       __________
     Total Shareholders' Equity               16,426,145       10,290,487
                                              __________       __________
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $ 35,875,206     $ 29,758,397
                                              ==========       ==========

                         See Accompanying Notes to
                      Consolidated Financial Statements

                        UNITED MOBILE HOMES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                         1996         1995         1994
Rental and Related Income          $ 14,533,218  $ 13,332,961  $ 12,318,467

Community Operating Expenses          6,221,749     5,883,793     5,454,387
                                     __________    __________    __________
Income from Community
 Operations                           8,311,469     7,449,168     6,864,080
Other Expenses (Income):
 General and Administrative           1,512,623     1,228,850     1,308,724
 Interest Expense                     1,434,875     1,675,998     1,519,527
 Interest and Dividend Income        (   93,579)   (   65,999)   (   25,474)
 Depreciation Expense                 2,007,449     1,872,942     1,799,169
 Other                                   54,222       251,554       180,796
                                      _________     _________     _________
Income Before Gains
 on Sales of Assets                   3,395,879     2,485,823     2,081,338
Gains on Sales of Assets                333,647         5,758        59,941
                                      _________     _________     _________
Net Income                          $ 3,729,526   $ 2,491,581   $ 2,141,279
                                      =========     =========     =========
Net Income Per Share                $       .61           .44           .40
                                      =========     =========     =========
Weighted Average Shares
 Outstanding                          6,155,018     5,693,001     5,395,733
                                      =========     =========     =========

                        See Accompanying Notes to
                    Consolidated Financial Statements

                          UNITED MOBILE HOMES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       Unrealized
                                                        Holding
                                                        Gains on
                                           Additional  Securities
                         Common Stock       Paid-In     Available  Accumulated
                       Number    Amount     Capital     for Sale     Deficit
Balance 12/31/93      5,275,596  $527,560  $ 6,369,686  $  -0-      $(667,793)

Common Stock Issued
  with the Dividend
  Reinvestment and
  Stock Purchase Plan   220,567    22,056     1,606,737     -0-           -0-

Distributions               -0-       -0-   (   136,463)           (2,141,279)

Net Income                  -0-       -0-           -0-     -0-     2,141,279
                      _________   _______     _________     ___     _________
Balance 12/31/94      5,496,163   549,616     7,839,960     -0-    (  667,793)

Common Stock Issued
 with the Dividend
 Reinvestment and
 Stock Purchase Plan   354,468    35,447     2,996,523      -0-           -0-

Distributions              -0-       -0-   (   463,266)     -0-    (2,491,581)

Net Income                 -0-       -0-           -0-      -0-     2,491,581
                     _________   _______     _________      ___     _________
Balance 12/31/95     5,850,631   585,063     10,373,21      -0-    (  667,793)

Common Stock Issued
 with the Dividend
 Reinvestment and
 Stock Purchase Plan   526,045    52,605     5,619,417      -0-           -0-

Common Stock Issued
 through the Exercise of
 Stock Option           57,000     5,700       282,800      -0-           -0-

Distributions              -0-       -0-           -0-      -0-    (3,630,891)

Net Income                 -0-       -0-           -0-      -0-     3,729,526

Unrealized Holding
 Gains on Securities
 Available for Sale        -0-       -0-           -0-   76,501           -0-
                     _________   _______    __________   ______     _________
Balance 12/31/96     6,433,676  $643,368   $16,275,434  $76,501   $(  569,158)
                     =========   =======    ==========   ======     =========

                         See Accompanying Notes to
                     Consolidated Financial Statements

                         UNITED MOBILE HOMES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                           1996         1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                             $ 3,729,526   $ 2,491,581  $ 2,141,279
 Depreciation                            2,007,449     1,872,942    1,799,169
 Amortization                               54,222       251,554       60,579
 Minority Interest                             -0-           -0-       12,217
 Gains on Sales of Assets              (   333,647)   (    5,758)  (   59,941)
Changes in Operating Assets
 and Liabilities -
 Notes and Other Receivables                40,580    (  129,475)  (   29,320)
 Prepaid Expenses                      (    12,289)       13,444   (    4,123)
 Accounts Payable                            9,069        45,809        2,884
 Accrued Liabilities & Deposits            276,955        76,955      411,841
 Tenant Security Deposits                   51,732        25,204        8,963
                                         _________     _________    _________
Net Cash Provided by Operating
 Activities                              5,823,597     4,642,256    4,343,548
                                         _________     _________    _________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home
 Communities                            (3,435,506)   (1,810,906)         -0-
Acquisition of Minority Interest               -0-    (  132,600)         -0-
Purchase of Investment Property
 and Equipment                          (2,217,809)   (1,778,402)  (1,556,297)
Proceeds from Sales of Assets              636,731       288,494      305,018
Additions to Land Development Costs     (2,247,827)   (  955,546)  (  556,763)
Purchase of Securities Available
 for Sale                               (1,364,536)          -0-          -0-
                                         _________     _________    _________
Net Cash Used by Investing Activities   (8,628,947)   (4,388,960)  (1,808,042)
                                         _________     _________    _________

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans        1,300,000    18,700,000    5,400,000
Net Proceeds from (Repayments of)
 Short-Term Borrowings                         -0-   (   500,000)     500,000
Principal Payments of Mortgages
 and Loans                              (1,656,605)  (16,629,690)  (7,698,905)
Financing Costs on Debt                 (   15,863)  (   214,994)  (   94,577)
Proceeds from Dividend Reinvestment
 and Stock Purchase Plan                 4,219,869     1,729,159    1,088,034
Proceeds from Exercise of Stock Options    288,500           -0-          -0-
Dividends Paid                          (2,178,738)  ( 1,652,036)  (1,736,983)
                                         _________     _________    _________
Net Cash Provided (Used) by
 Financing Activities                    1,957,163     1,432,439   (2,542,431)
                                         _________     _________    _________
NET INCREASE (DECREASE) IN CASH         (  848,187)    1,685,735   (    6,925)
CASH & CASH EQUIVALENTS - BEGINNING      2,043,282       357,547   (  364,472)
                                         _________     _________    _________
CASH & CASH EQUIVALENTS - ENDING       $ 1,195,095   $ 2,043,282  $   357,547
                                         =========     =========    =========

                         See Accompanying Notes to
                     Consolidated Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF THE BUSINESS - The Company owns and operates twenty-three manufactured home communities containing 5,261 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

  These manufactured home communities are listed by trade names as follows:

  MANUFACTURED HOME COMMUNITY             LOCATION

  Allentown                               Memphis, Tennessee
  Brookview Village                       Greenfield Center, New York
  Cedarcrest                              Vineland, New Jersey
  Cranberry Village                       Cranberry Twp., Pennsylvania
  Cross Keys Village                      Duncansville, Pennsylvania
  D & R Village                           Clifton Park, New York
  Edgewood Estates                        Apollo, Pennsylvania
  Fairview Manor                          Millville, New Jersey
  Forest Park Village                     Cranberry Township, Pennsylvania
  Heather Highlands                       Inkerman, Pennsylvania
  Highland Estates                        Kutztown, Pennsylvania
  Kinnebrook                              Monticello, New York
  Lake Sherman Village                    Navarre, Ohio
  Memphis Mobile City                     Memphis, Tennessee
  Oxford Village                          West Grove, Pennsylvania
  Pine Ridge Village                      Carlisle, Pennsylvania
  Port Royal Village                      Belle Vernon, Pennsylvania
  River Valley Estates                    Marion, Ohio
  Sandy Valley Estates                    Magnolia, Ohio
  Southwind Village                       Jackson, New Jersey
  Spreading Oaks Village                  Athens, Ohio
  Woodlawn Village                        Eatontown,  New Jersey
  Wood Valley                             Caledonia, Ohio

BASIS  OF  PRESENTATION  -  The consolidated financial  statements  of  the
Company  include  all of its wholly-owned subsidiaries.   All  intercompany
transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the years then ended. Actual results could differ significantly from these estimates and assumptions.

INVESTMENT PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are carried at cost. Depreciation for Sites and Building (15 to 27.5 years) is computed principally on the straight-line method over the estimated useful lives of the assets. Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles (3 to 27.5 years) is computed principally on the straight-line method. Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites or Site Improvements. Maintenance and repairs are charged to income as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year's results of operations. If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. A property's carrying value would be adjusted, if necessary, to reflect an impairment in the value of the property.

UNAMORTIZED FINANCING COSTS - Legal fees and loan processing fees for new and restructured mortgages are being amortized over the life of the related debt. Amortization expenses charged to Other Expenses for the years ended December 31, 1996, 1995 and 1994 were $54,222, $251,554 and $60,579, respectively.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include certificates of deposit and bank repurchase agreements with maturities of 90 days or less.

SECURITIES AVAILABLE FOR SALE - The Company's securities are classified as available-for-sale and are carried at fair value. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized.

MINORITY INVESTMENTS - The Company consolidates the results of certain operations that have minority interests. On January 30, 1992, the Company acquired an 88.36% interest in a limited partnership. On February 3, 1995, the Company acquired the remaining 11.64% interest in this limited partnership.

REVENUE RECOGNITION - The Company derives its income from the rental of manufactured home sites. The Company also owns approximately 340 rental units which are rented to residents. Revenue is recognized on the accrual basis.

EARNINGS PER SHARE - Net income per share is computed using the weighted average number of shares outstanding, adjusted for the exercise, or potential exercise, of any dilutive outstanding stock options (See Note 6).

STOCK OPTION PLANS - Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting
Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. During the initial phase-in period, the effects of applying SFAS 123 in providing pro forma disclosures may not be representative of the effects on the reported pro forma amounts in future years.

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT

      On January 26, 1995, the Company acquired Edgewood Estates, a 218-space manufactured home community located in Apollo, Pennsylvania. This manufactured home community was purchased from a partnership whose partners are also officers, directors and shareholders of the Company. The purchase price, including closing costs, totaled $1,810,906. An additional $200,000 plus interest at 8% is to be paid if the community generates, within a three year time limit, $195,000 per year or more in operating income. This purchase was based on an independent appraisal of fair market value.

      On February 3, 1995, the Company purchased the remaining 11.64% interest in Heather Highlands Mobile Home Village Associates, L.P. from Mr. Eugene W. Landy for $132,600. This price per unit was the same price previously paid to non-affiliated sellers, which was based on an independent appraisal of fair market value.

      On September 15, 1995, the Company purchased approximately ten acres of vacant land adjacent to one of its communities in Vineland, New Jersey for a purchase price of $32,500.

      On January 10, 1996, the Company acquired Wood Valley from an unrelated entity. This acquisition is a 161-space manufactured home community located in Caledonia, Ohio. The purchase price, including closing costs, totaled $2,013,706.

     On March 28, 1996, the Company sold 5.5 acres of excess vacant land at a sales price of $385,000 for a net gain of $290,303.

     On August 1, 1996, the Company acquired Spreading Oaks Village, a 153-space manufactured home community located in Athens, Ohio. This community was purchased from a partnership whose partners are also officers, directors and shareholders of the Company. The purchase price, including closing costs totaled $1,421,800. This purchase was based on an independent appraisal of fair market value.

      On October 11, 1996, the Company purchased approximately sixty-five acres of vacant land adjacent to one of its communities in Vineland, New Jersey for a purchase price of $390,000.

      The  Company is currently conducting an expansion program at a number
of  its  communities.   Contracts have been signed  totaling  approximately
$1,200,000 for these expansions.

      The following is a summary of accumulated depreciation by major classes of assets:

                            December 31, 1996           December 31, 1995
Site & Land Improvements     $  17,528,736                $ 16,061,667
Buildings & Improvements         1,026,567                     942,710
Rental Homes & Accessories       1,099,786                   1,015,358
Equipment & Vehicles             1,369,074                   1,126,095
                                __________                  __________
Total Accumulated
  Depreciation               $  21,024,163                $ 19,145,830
                                ==========                  ==========

NOTE 4 - SECURITIES AVAILABLE FOR SALE

      The following is a summary of securities available for sale at December 31, 1996:

Description                                  Quantity    Cost   Market Value
Equity Securities:
HRE Properties                                  9,000  $ 129,038  $  162,000
IRT Property Co.                                5,000     48,100      57,500
Mid America Realty Inv. Inc.                   10,000     83,915      95,000
Monmouth Capital Corp.  *                      18,195     44,561      45,488
Monmouth Real Estate Inv. Corp. *              72,433    415,587     416,486
Sizeler Property Inv. Inc.                      5,000     47,375      48,125
                                                         _______     _______
                                                         768,576     824,599
                                                         _______     _______
Debt Securities:
First Union Real Estate
 Equities Sr. Notes         8.875%  10/01/03  100,000     94,000      98,500
Haagen Alexander
 Properties Conv. Sub Deb.  7.50%   01/01/03  300,000    272,450     279,000
IRT Property Co. Sub Deb    7.3%    08/05/03   50,000     48,000      50,563
Pacific Gulf Property Inv.  8.375%  02/15/01   50,000     50,000      51,125
Sizeler Property
 Inv. Sub Deb               8%      07/15/03  150,000    131,510     137,250
                                                        ________   _________
                                                         595,960     616,438
                                                        ________   _________
                                                       $1,364,53  $1,441,037
                                                        ========   =========
     * Related company - See Note 8.

     Gross unrealized gains on the above securities amounted to $76,501.

NOTE 5 - MORTGAGES PAYABLE

      The following is a summary of mortgages payable at December 31, 1996 and 1995:

                                 Interest
Mortgages          Due Date        Rate          1996           1995

D & R Village          09-01-00    8.45%    $ 1,815,738    $ 1,837,606
Sandy Valley           05-01-00   10.50%        878,944        893,993
Various (5 properties) 12-01-00    7.50%      14,656,34     14,976,036
                                             __________     __________
         TOTAL MORTGAGES PAYABLE            $17,351,030    $17,707,635
                                             ==========     ==========

      At December 31, 1996 and 1995, mortgages are collateralized by real property with a carrying value depreciation of $15,038,668 and $14,830,665, respectively, before accumulated depreciation and amortization.

REVOLVING LINE OF CREDIT

   On March 4, 1994, the Company received a $10,000,000 revolving line of credit from Summit Bank (formerly United Jersey Bank N.A.). This line of credit expired on July 7, 1995.

UNSECURED LINE OF CREDIT

  The Company has available a $500,000 unsecured line of credit with Summit Bank, all of which was available at December 31, 1996. The interest rate on this line of credit is prime plus 1/2%. This line of credit expires on December 20, 1997 but may be extended by Summit Bank for additional one year periods.

RECENT FINANCING

   On January 26, 1995, the Company utilized $3,700,000 ($2,000,000 on Woodlawn Village and $1,700,000 on Southwind Village) of the Summit Bank revolving line of credit. Proceeds from these advances were primarily used to retire existing debt and to purchase Edgewood Estates. This borrowing was subsequently repaid.

   On  May 1, 1995, the mortgagee extended the Sandy Valley mortgage.   The
new maturity date is May 1, 2000.

   On November 29, 1995, the Company entered into a $15,000,000 mortgage payable to Summit Bank secured by Woodlawn Village, Southwind Village,
Cedarcrest, Oxford Village and Port Royal Village. The interest rate on this mortgage loan is fixed at 7.5%. This mortgage loan is due on December 1, 2000 but may be extended by the Company for an additional five years. Proceeds of this mortgage were primarily used to retire existing debt.

   On January 9, 1996, the Company entered into a $1,000,000 mortgage payable (River Valley mortgage) to Bank One at an interest rate of prime. Proceeds from this mortgage were used to purchase Wood Valley. This mortgage was repaid in March 1996.

   The aggregate principal payments of all mortgages payable are scheduled as follows:

                 1997 -      $    389,651
                 1998 -           421,090
                 1999 -           455,083
                 2000 -           491,839
                 2001 -           531,585
                 Thereafter -  15,061,782
                               __________
                 Total -     $ 17,351,030
                               ==========

NOTE 6 - EMPLOYEE STOCK OPTIONS

   Effective January 1, 1984, the shareholders approved a Stock Option Plan for officers and key employees. This plan expired during 1994. As of
December 31, 1996 and 1995, 41,000 and 98,000 shares, respectively, of stock options previously granted remained outstanding under this plan.

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

   The Company elected to continue following APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                       1996        1995

Net Income       As reported       $3,729,526    $2,491,581
                 Pro forma          3,603,216     2,349,981
Net Income       As reported              .61           .44
  Per Share      Pro forma                .59           .41

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 5 percent; expected volatility of 25 percent; risk-free interest rates of 6.5 percent; and expected lives of five years.

   A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years then ended are as follows:

                            1996             1995               1994
                              Weighted-        Weighted-          Weighted-
                               Average          Average            Average
                              Exercise         Exercise           Exercise
                     Shares     Price   Shares   Price    Shares    Price
Outstanding at
 beginning of year  272,000    $ 7.08  160,000  $ 6.23    98,000   $ 5.15
Granted              63,000     10.70  112,000    8.29    62,000     7.93
Exercised          ( 57,000)     5.06      -0-     -0-       -0-      -0-
                    _______            _______            ______
Outstanding at
 end of year        278,000      8.31  272,000    7.08   160,000     6.23
                    =======            =======           =======
Options exercisable
 at end of year     215,000            160,000            98,000
                    =======            =======           =======
Weighted-average
 fair value of
 options granted
 during the year                 2.08             1.61                N/A



   The following is a summary of stock options outstanding as of December 31, 1996:

Date of      Number of       Number of       Option         Expiration
 Grant       Employees        Shares          Price            Date

09/02/92         5            19,000 *       $ 4.625         09/27/97
07/27/93         7            11,000 *         5.625         07/27/98
09/27/93         2            15,000 *         6.50          09/27/98
05/31/94         1            25,000 *         9.125         05/31/99
10/18/94         9            35,000 *         7.125         10/18/99
01/05/95         2            75,000 *         8.25          01/05/00
08/03/95         7            20,000 *         8.375         08/03/00
08/17/95         2            15,000 *         8.375         08/17/00
01/10/96         1            25,000          10.625         01/10/01
06/27/96         8            38,000          10.75          06/27/01
                             _______
                             278,000
                             =======
  * Exercisable

   As of December 31, 1996, there were 513,000 shares available for grant under these plans.

NOTE 7 - 401(K) PLAN

   Effective April 1, 1992, the Company instituted a 401(k) Plan (Plan). All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Plan. Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of 18%) and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 1996, 1995 and 1994, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary. This amounted to $36,445, $34,056 and $27,543 for 1996, 1995 and 1994, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS

TRANSACTIONS WITH AFFILIATED PARTNERSHIPS

   The Company had mortgages payable to Royal Green, Ltd., a partnership in which Mr. Eugene W. Landy has a significant ownership interest. These mortgages were repaid during 1994. Interest expense on these mortgages amounted to $30,717 in 1994.

   In addition, Royal Green Ltd. owns 30 homes located in Allentown in Memphis, Tennessee. The Company charges Royal Green, Ltd. market rent on each occupied unit.

   During 1995, the Company acquired the remaining 11.64% interest in Heather Highlands Mobile Home Village Associates, L.P. from Mr. Eugene W. Landy (See Note 3).

TRANSACTIONS WITH MONMOUTH REAL ESTATE INVESTMENT CORPORATION

   The Company had a $10,000,000 mortgage funding line with MREIC. This line expired during 1994. There are five Directors of the Company who are also Directors and shareholders of MREIC. Interest expense on these mortgages amounted to $45,719 in 1994.

  During 1996, the Company purchased 72,433 shares of MREIC common stock at a cost of $415,587 primarily through its Dividend Reinvestment and Stock Purchase Plan.

TRANSACTIONS WITH MONMOUTH CAPITAL CORPORATION AND THE MOBILE  HOME  STORE,
INC.

   During 1996, the Company purchased 18,195 shares of Monmouth Capital Corporation (MCC) common stock at a cost of $44,561 primarily through its Dividend Reinvestment and Stock Purchase Plan. Six directors of the Company are also directors and shareholders of MCC.

   The  Company  receives rental income from The Mobile  Home  Store,  Inc.
(MHS), a wholly-owned subsidiary of MCC. MHS sells and finances the sales of manufactured homes.

   MHS pays the Company market rent on sites where MHS has a home for sale. Total site rental income from MHS amounted to $98,167, $40,623 and $5,572, respectively for the years ended December 31, 1996 and 1995 and 1994.

   Effective April 1, 1995, the Company and MHS entered into an agreement whereby MHS leases space from the Company to be used as sales lots, at market rates, at most of the Company's communities. Total rental income relating to these leases amounted to $90,000 and $67,500 for the years ended December 31, 1996 and 1995, respectively.

   As a REIT, the Company cannot be in the business of selling manufactured homes for profit. During 1996, 1995 and 1994, the Company had approximately $64,000, $180,000 and $115,000 respectively, of rental homes that were sold to MHS at book value.

  During 1996 and 1995, the Company purchased 13 and 10 homes, respectively totalling $298,025 and $196,952, respectively to be used as rental homes from MHS at its cost.

DIRECTORS', MANAGEMENT AND LEGAL FEES

   During the years ended December 31, 1996, 1995 and 1994, Directors', management, and legal fees to Mr. Eugene W. Landy and the law firm of Landy & Landy amounted to $187,350, $180,160 and $171,842, respectively.

OTHER MATTERS

   During 1994, the Company entered into a three-year employment agreement and a five-year employment agreement with two of its executive officers. The agreements provide for base compensation, bonuses and fringe benefits, in addition to specified severance and retirement benefits. The Company is accruing these benefits over the terms of the agreements. Included in general and administrative expense for the years ended December 31, 1996, 1995 and 1994 were $174,050, $155,650 and $197,350, respectively, relating to these agreements.

NOTE 9 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

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

   Amounts received and shares issued in connection with the DRIP for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                   1996          1995         1994

Amounts Received/Dividends     $5,672,022    $3,031,970   $1,628,793
   Reinvested
Number of Shares Issued           526,045       354,468      220,567

NOTE 10 - DISTRIBUTIONS

   The following dividends were paid to shareholders during the years ended December 31, 1996, 1995 and 1994:

                      1996                1995                1994
Quarter Ended    Amount  Per Share   Amount  Per Share   Amount  Per Share

March 31      $  877,906   $ .15  $   687,020  $ .125  $  527,560  $ .100
June 30          894,971     .15      696,425    .125     532,110    .100
September 30     915,813     .15      707,884    .125     538,278    .100
December 31      942,201     .15      863,518    .150     679,794    .125
               _________     ___    _________    ____   _________    ____
              $3,630,891   $ .60   $2,954,847  $ .525  $2,277,742   $.425
               =========     ===    =========    ====   =========    ====

   Total distributions to shareholders for 1996 amounted to $3,630,891, or $.60 per share, all of which was taxed as ordinary income. This amount does not include the dividend resulting from the discount on shares purchased through the Company's Dividend Reinvestment and Stock Purchase Plan, which is considered a reduction in basis.

   On January 15, 1997, the Company declared a dividend of $.175 per share to be paid on March 17, 1997 to shareholders of record February 17, 1997.

NOTE 11 - FEDERAL INCOME TAXES

  Effective January 1, 1992, the Company elected to be taxed as a REIT. As the Company has distributed all of its income currently, no provision has been made for Federal income or excise taxes for the years ended December 31, 1996, 1995 and 1994.

NOTE 12 - ENVIRONMENTAL ISSUES

   In 1990, the Company converted the remaining oil heated manufactured homes at Cedarcrest to gas heat. To avoid any potential leakage into the surrounding soils, the remainder of the oil tanks was removed. In order to encourage tenants' full cooperation, the Company entered into an agreement with South Jersey Gas Company to finance the tenants' purchase of new appliances and the actual cost of converting. The Company guaranteed up to $190,000 of the payments by the tenants. In addition, the Company reimbursed each tenant up to $530 for conversion costs. The $190,000 guarantee was in the form of a cash deposit remitted to the utility company. As of December 31, 1995, all of this deposit was returned to the Company.

NOTE 13 - LEGAL MATTERS

   There are no lawsuits pending against the Company that management believes will have a material effect on the financial condition or results of operations of the Company.

  The Company is a Defendant in various personal injury cases, all of which are being defended by our insurance company.

   The Company was also a Defendant in a case Jackson Township v. Southwind Village. The Township alleged that the Company was wrongfully refusing to comply with the Township ordinance requiring operation of the community as a "senior citizen" manufactured home community. The Company believed that under Federal law, the Company cannot exclude families from the community.

   On June 15, 1995, the Company was granted a Summary Judgment Order allowing families into Southwind Village in Jackson, New Jersey. In January 1996, the Company was awarded $70,000 for legal fees and other damages.

   The Company was a Plaintiff in a lawsuit, United Mobile Homes, Inc., et al v. Bondy Oil, Inc., et al. The Company spent approximately $200,000 in 1990 and 1991 to remedy contamination to soil from home heating oil. United Mobile Homes, Inc. seeks to recover that money from the oil suppliers. This case was settled for $80,000 in January 1996.

   The Company was a Plaintiff in a lawsuit, Heather Highlands v. Jenkins Township Sanitary Authority. Jenkins Township Sanitary Authority constructed public sewers and attempted to extract connection fees from the Company of over $150,000. The Company challenged the legality of the proposed fees. The Company settled this matter and has paid Jenkins Township Sanitary Authority $104,760 plus interest for a total of $111,042.

   On June 7, 1995, a lawsuit was filed against the Company by Stults and Associates, Inc. seeking payment of $49,000 for engineering services plus attorneys fees and punitive damages for a total claim of approximately $200,000 pertaining to the expansion of River Valley Estates in Marion, Ohio. The Company does not believe that any monies are owed and is vigorously defending the suit. The Company has filed a counter-claim. Management believes that the outcome of this lawsuit will not have a material effect on the financial condition or results of operations of the Company.

   On January 17, 1996, a home owned by a resident at one of the Company's communities was damaged due to a propane gas explosion in the resident's home. This explosion damaged other surrounding resident owned homes. Along with the gas company, the Company was named in a lawsuit by a resident. This suit is in discovery stages and is being defended by our insurance company.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company is required to disclose certain information about fair values of financial instruments, as defined in SFAS No. 107, "Disclosures About Fair Value of Financial Instruments."

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

   The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of mortgages payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid during the years ended December 31, 1996, 1995 and 1994 for interest was $1,434,875, $1,701,454 and $1,509,707, respectively.

  During the years ended December 31, 1996, 1995 and 1994, land development costs of $518,058, $843,448 and $294,283, respectively were transferred to investment property and equipment and placed in service.

   During the year ended December 31, 1995, the Company purchased Edgewood Estates. This purchase calls for an additional $200,000 payment if certain conditions are met. This amount, which is included in accrued liabilities, has been added to investment property and equipment.

   During the years ended December 31, 1996, 1995 and 1994, the Company had dividend reinvestments of $1,452,153, $1,302,811 and $540,759, respectively which required no cash transfers.


                        UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1996


       Column A            Column B            Column C            Column D
                          Year of Acquisition
                                                 Site, Land   Capitalization
                                                 & Building   Subsequent to
    Description         Encumbrances    Land     Improvements   Acquisition
Memphis,  TN            $        -0-   $250,000   $  2,569,101   $  733,012
Greenfield Center, NY            -0-     37,500        232,547    1,349,100
Vineland, NJ                        (3) 320,000      1,866,323      567,520
Cranberry Township, PA           -0-    181,930      1,922,931      170,674
Duncansville, PA                 -0-     60,774        378,093      230,459
Clifton Park, NY           1,815,738    391,724        704,021      288,629
Apollo, PA                       -0-    670,000      1,336,600      251,859
Millville, NJ                    -0-    216,000      1,166,517      815,387
Zelienople, PA                   -0-     75,000        977,225      953,669
Inkerman, PA                     -0-    572,500      2,151,569      678,450
Kutztown, PA                     -0-    145,000      1,695,041      501,059
Monticello, NY                   -0-    235,600      1,402,572    1,295,423
Navarre, OH                      -0-    290,000      1,457,673      564,065
Memphis, TN                      -0-     78,435        810,477    1,104,416
West Grove, PA                      (3) 175,000        990,515      833,351
Carlisle, PA                     -0-     37,540        198,321      632,075
Belle Vernon, PA                    (3) 150,000      2,491,796    1,021,456
Marion, OH                       -0-    236,000        785,293      799,296
Magnolia, OH                 878,944    270,000      1,941,430      579,207
Jackson, NJ                         (3) 100,095        602,820    1,196,085
Athens, OH                       -0-     67,000      1,326,800        8,527
Caledonia, OH                    -0-    260,000      1,753,206       30,373
Eatontown, NJ                       (3) 157,421        280,749      110,526
                          __________  _________     __________   __________
                           2,694,682 $4,977,519    $29,041,620  $14,714,618
       Various            14,656,348  =========     ==========   ==========
                          __________
                         $17,351,030
                          ==========

                        UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1996


        Column A                  Column E(1)(2)              Column F(1)
                              Gross Amount at Which
                               Carried at 12/31/96
                                     Site, Land
                                     & Building                Accumulated
      Description           Land    Improvements      Total   Depreciation
Memphis, TN              $  250,000  $ 3,302,113  $ 3,552,113  $ 1,633,098
Greenfield Center, NY        37,500    1,581,647    1,619,147      803,966
Vineland, NJ                408,206    2,345,637    2,753,843    1,140,591
Cranberry Twp., PA          181,930    2,093,605    2,275,535    1,049,419
Duncansville, PA             60,774      608,552      669,326      507,011
Clifton Park, NY            391,724      992,650    1,384,374      829,175
Apollo, PA                  670,000    1,588,459    2,258,459      101,300
Millville, NJ               630,767    1,567,137    2,197,904      827,771
Zelienople, PA               75,000    1,930,894    2,005,894    1,374,547
Inkerman, PA                572,500    2,830,019    3,402,519      509,567
Kutztown, PA                422,839    1,918,261    2,341,100      603,904
Monticello, NY              318,472    2,615,123    2,933,595      653,243
Navarre, OH                 290,000    2,021,738    2,311,738      717,045
Memphis, TN                  78,435    1,914,893    1,993,328      715,821
West Grove, PA              175,000    1,823,866    1,998,866    1,294,379
Carlisle, PA                145,473      722,463      867,936      637,156
Belle Vernon, PA            150,000    3,513,252    3,663,252    2,549,190
Marion, OH                  236,000    1,584,589    1,820,589      540,228
Magnolia, OH                270,000    2,520,637    2,790,637    1,376,037
Jackson, NJ                 100,095    1,798,905    1,899,000    1,329,862
Athens, OH                   67,000    1,335,327    1,402,327       18,339
Caledonia, OH               260,000    1,783,579    2,043,579       60,810
Eatontown, NJ               135,421      413,275      548,696      373,903
                          _________   __________   __________   __________
                         $5,927,136  $42,806,621  $48,733,757  $19,646,362
                          =========   ==========   ==========   ==========

                                   -42a-

                        UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1996


       Column A               Column G         Column H         Column I
                               Date of            Date         Depreciable
      Description           Construction       Acquired           Life
Memphis, TN                prior to 1980         1986          3 to 27.5
Greenfield Center, NY      prior to 1970         1977          3 to 27.5
Vineland, NJ                    1973             1986          3 to 27.5
Cranberry Twp., PA              1974             1986          5 to 27.5
Duncansville, PA                1961             1979          3 to 27.5
Clifton Park, NY                1972             1978          3 to 27.5
Apollo, PA                 prior to 1980         1995          5 to 27.5
Millville, NJ              prior to 1980         1985          3 to 27.5
Zelienople, PA             prior to 1980         1982          3 to 27.5
Inkerman, PA                    1970             1992          5 to 27.5
Kutztown, PA                    1971             1979          5 to 27.5
Monticello, NY                  1972             1988          5 to 27.5
Navarre, OH                prior to 1980         1987          5 to 27.5
Memphis, TN                     1955             1985          3 to 27.5
West Grove, PA                  1971             1974          5 to 27.5
Carlisle, PA                    1961             1969          3 to 27.5
Belle Vernon, PA                1973             1983          3 to 27.5
Marion, OH                      1950             1986          3 to 27.5
Magnolia, OH               prior to 1980         1985          5 to 27.5
Jackson, NJ                     1969             1969          3 to 27.5
Athens, OH                 prior to 1980         1996          5 to 27.5
Caledonia, OH              prior to 1980         1996          5 to 27.5
Eatontown, NJ                   1964             1978          3 to 27.5


                                   -42b-


                                 /------FIXED ASSETS-----/
(1)  Reconciliation:              12/31/96       12/31/95      12/31/94
  Balance - Beginning of Year  $ 43,300,828    $ 39,505,503  $ 38,362,956
                                 __________      __________    __________
  Additions:
  Acquisitions                    3,407,006       2,006,600           -0-
  Improvements                    2,410,284       2,237,114     1,567,553
  Depreciation                          -0-             -0-           -0-
                                 __________      __________    __________
    Total Additions               5,817,290       4,243,714     1,567,553
                                 __________      __________    __________
  Deletions                         384,361         448,389       425,006
                                 __________      __________    __________
  Balance - End of Year        $ 48,733,757    $ 43,300,828  $ 39,505,503
                                 ==========      ==========    ==========


                                 /--ACCUMULATED DEPRECIATION---/
                             12/31/96       12/31/95       12/31/94
 Balance - Beginning of Year $ 18,013,841  $ 16,544,208   $15,135,095
                               __________    __________    __________
  Additions:
  Acquisitions                        -0-           -0-          -0-
  Improvements                        -0-           -0-          -0-
  Depreciation                  1,743,042     1,649,255    1,627,948
                               __________    __________   __________
    Total Additions             1,743,042     1,649,255    1,627,948
                               __________    __________   __________
  Deletions                       110,521       179,622      218,835
                               __________    __________   __________
   Balance - End of Year     $ 19,646,362  $ 18,013,841  $16,544,208
                               ==========    ==========   ==========


(2) The aggregate cost for Federal tax purposes approximates historical cost.

(3)  Represents one mortgage note payable secured by five properties.

                                   -42c-

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED MOBILE HOMES, INC.


                                     By:/s/Eugene W. Landy
                                        EUGENE W. LANDY
                                        Chairman of the Board

Dated:  March 7, 1997

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                          Title                                  Date

/s/Eugene W. Landy        Chairman of the Board and          March 7, 1997
EUGENE W. LANDY           Director

/s/Samuel A. Landy        President and Director             March 7, 1997
SAMUEL A. LANDY

/s/Anna T. Chew           Vice President and                 March 7, 1997
ANNA T. CHEW              Chief Financial Officer
                          and Director

/s/Ernest V. Bencivenga   Secretary/Treasurer                March 7, 1997
ERNEST V. BENCIVENGA      and Director

/s/Robert J. Anderson     Director                           March 7, 1997
ROBERT J. ANDERSON

/s/Charles P. Kaempffer   Director                           March 7, 1997
CHARLES P. KAEMPFFER

/s/Richard H. Molke       Director                           March 7, 1997
RICHARD H. MOLKE

/s/Eugene Rothenberg      Director                           March 7, 1997
EUGENE ROTHENBERG

/s/Robert G. Sampson      Director                           March 7, 1997
ROBERT G. SAMPSON

                                                         EXHIBIT 10 (f)

                           EMPLOYMENT AGREEMENT

           This  Employment Agreement (the "Employment Agreement") is  made and  entered  into  this 23rd day of January, 1997, by and  between  UNITED

MOBILE  HOMES, INC., a New Jersey corporation (the "Company") and  ANNA  T.

CHEW, an individual ("Employee").

                           W I T N E S S E T H:

           WHEREAS,  the Company desires to employ Employee,  and  Employee desires  to  be employed by the Company upon the terms and subject  to  the conditions set forth in this Employment Agreement.

            NOW,  THEREFORE,  in  consideration  of  the  mutual  covenants contained herein and for other good and valuable consideration, the receipt and  sufficiency of which is hereby acknowledged, the parties hereto  agree as follows:

           Section 1.     Employment.  The Company hereby employs Employee,

and Employee hereby accepts employment with the Company, upon the terms and subject to the conditions set forth in this Employment Agreement.

           Section  2.     Description of Employment.  Employee is employed

as  Vice  President  of the Company.  It is agreed that Employee  may  also serve  as an officer of Monmouth Real Estate Investment Corporation and  of

Monmouth Capital Corporation.

           Section 3.     Term of Employment.  Unless sooner terminated  in

accordance  with  the  provisions  hereof,  the  term  of  this  Employment

Agreement shall be for a three-year period commencing January 1,  1997  and terminating  December 31, 1999.  Thereafter, the term  of  this  Employment

Agreement  shall be automatically renewed and extended for successive  one-

year  periods except that either party may, at least ninety (90) days prior to  such expiration date or any anniversary thereof, give written notice to the  other party electing that this Employment Agreement not be renewed  or extended, in which event this Employment Agreement shall expire as  of  the expiration  date  or anniversary date, respectively.  In  the  event  of  a merger  of the Company, sale or change of control, Employee shall have  the right  to extend and renew this Employment Agreement so that the expiration date  will  be  three  years from the date of merger,  sale  or  change  of control.

           Section 4.     Place of Employment.  Employee's principal  place

of  employment shall be located at such offices of the Company  in  central

New Jersey as the Board of Directors may, from time to time, determine.

          Section 5.     Compensation.  As compensation for all services to

be  rendered by Employee under this Employment Agreement, the Company shall pay to Employee a base salary as follows:

          For 1997: $100,000

            For 1998:    $110,000

            For 1999:    $121,000

           Said  base salaries are to be paid in such intervals  (at  least monthly) as salaries are paid generally to other executive officers of  the

Company.  Any bonus will be at the discretion of the President.

           As  compensation  on  severance of employment  for  any  reason,

including  death, Employee shall be entitled to the payment of  one  year's

salary.   In the event of disability of Employee, her salary shall continue for a period of two (2) years, payable monthly.

           Section  6.      Benefits.  Employee shall  participate  in  all

health,  dental, insurance and similar plans of the Company and shall  also

be   eligible  to  participate  in  the  Company's  401(k)  or  other  Plan established by the Company.  Employee shall be entitled to four  (4)  weeks vacation  and  the same holidays as provided for the other members  of  the

staff.   The Company provides the 401(k) Plan in lieu of pension, severance or  other benefits (except such benefits as specifically provided  in  this agreement).

           Section  7.      Review of Performance.  The  President  of  the

Company may annually review and evaluate the performance of Employee  under this Employment Agreement with Employee.

           Section  8.     Termination.  This Employment Agreement  may  be

terminated  by the Company at any time by reason of the death or disability

of  Employee  or  for  cause.   A termination with  "cause"  shall  mean  a

termination  of  this  Employment Agreement  by  reason  of  a  good  faith determination  by the Board of Directors of the Company that  Employee  (i)

failed to substantially perform his duties with the Company (if not due  to death  or disability), or (ii) has engaged in conduct, the consequences  of which  are  materially  adverse to the Company,  monetarily  or  otherwise.

"Disability" shall mean a physical or mental illness which, in the judgment of the Company after consultation with the licensed physician attending the

Employee,  impairs Employee's ability to substantially perform  his  duties under this Employment Agreement as an employee, and as a result of which he shall  have  been absent from his duties with the Company on  a  full  time basis for six (6) consecutive months.

           The  termination provisions shall not, in any  way,  affect  the disability benefits provided for in this Employment Agreement.

           Section  9.      Notices.  For the purpose  of  this  Employment

Agreement,  notices  and  all other communications  provided  for  in  this

Employment Agreement shall be in writing and shall be deemed to  have  been duly  given  when  personally delivered or sent by certified  mail,  return receipt  requested,  postage prepaid, or by expedited  (overnight)  courier with  an  established national reputation, shipping prepaid  or  billed  to sender, in either case addressed to the address last given by each party to the  other  (provided that all notices to the Company shall be directed  to the  attention of the Board of Directors of the Company with a copy to  the

Secretary of the Company) or to such other address as either party may have furnished to the other in writing in accordance herewith.

           Section  10.    Successors.  This Employment Agreement shall  be

binding  on  the  Company and any successor to any  of  its  businesses  or assets.

           Section 11.    Binding Effect.  This Employment Agreement  shall

insure  to  the  benefit of and be enforceable by Employee's  personal  and

legal   representatives,  executors,  administrators,  successors,   heirs,

distributees, devisees and legatees.

           Section  12.    Modification and Waiver.  No provision  of  this

Employment  Agreement  may be modified, waived or  discharged  unless  such waiver,  modification or discharge is agreed to in writing  and  signed  by

Employee and such officer as may be specifically designated by the Board of

Directors of the Company.  No waiver by either party hereto at any time  of any  breach by the other party hereto of, or compliance with, any condition or  provision  of this Employment Agreement to be performed by  such  other party  shall  be  deemed  a waiver of similar or dissimilar  provisions  or conditions at the same or at any prior or subsequent time.

           Section  13.     Headings.   Headings used  in  this  Employment

Agreement  are for convenience only and shall not be used to interpret  its provisions.

           Section  14.     Waiver  of Breach.  The waiver  of  either  the

Company  or  Employee  of  a  breach of any provision  of  this  Employment

Agreement  shall not operate or be construed as a waiver of any  subsequent breach by either the Company or Employee.

           Section 15.    Amendments.  No amendments or variations  of  the

terms and conditions of this Employment Agreement shall be valid unless the same is in writing and signed by all of the parties hereto.

           Section 16.    Severability.  The invalidity or unenforceability

of any provision of this Employment Agreement, whether in whole or in part,

shall not in any way affect the validity and/or enforceability of any other provision  herein contained.  Any invalid or unenforceable provision  shall be deemed severable to the extent of any such invalidity or enforceability.

It  is expressly understood and agreed that, while the Company and Employee consider the restrictions contained in this Employment Agreement reasonable for  the  purpose  of  preserving for the  Company  the  good  will,  other proprietary rights and intangible business value of the company if a  final judicial determination is made by a court having jurisdiction that the time or  territory  or  any  other  restriction  contained  in  this  Employment

Agreement is an unreasonable or otherwise unenforceable restriction against

Employee,  the  provisions of such clause shall not be  rendered  void  but shall  be deemed amended to apply as to maximum time and territory  and  to such other extent as such court may judicially determine or indicate to  be reasonable.

          Section 17.    Governing Law.  This Employment Agreement shall be

construed and enforced pursuant to the laws of the State of New Jersey.

          Section 18.    Binding Arbitration and Damages Limitation.  It is

expressly  agreed by all parties to this contract that any dispute  between the  parties will be determined by binding arbitration performed under  the

rules  of   The  American Arbitration Association.  It is expressly  agreed that in no event can the Employee seek damages exceeding the greater of the dollar  amount of salary and benefits from the time of the dispute  to  the end  of  the contract employment period; or one year's pay.  This provision applies to any and all claims arising from Employee's employment except for matters solely and directly caused by workers compensation insurance.

           IN  WITNESS  WHEREOF, this Employment Agreement  has  been  duly executed by the Company and Employee as of the date first above written.

                         United Mobile Homes, INC.



ATTEST:                  By:/s/Samuel A. Landy
                            Samuel A. Landy
                            President

/s/Ernest V. Bencivenga
Ernest V. Bencivenga
Secretary                   /s/Anna T. Chew
                            Anna T. Chew
WITNESS:                    Employee

/s/Ernest V. Bencivenga

                                             Exhibit 23





                     INDEPENDENT ACCOUNTANT'S CONSENT




The Board of Directors
United Mobile Homes, Inc.



We consent to incorporation by reference in the Registration Statement (No. 333-13053) on Form S-8 of our report dated February 28, 1997, relating to the consolidated balance sheets of United Mobile Homes, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and the related schedule, which report appears in the December 31, 1996 annual report on Form 10-K of United Mobile Homes, Inc.



                                   /s/KPMG PEAT MARWICK LLP
                                   KPMG PEAT MARWICK LLP



Short Hills, New Jersey
March 26, 1997