Form 10-Q
period 1997-03-31
UNITED MOBILE HOMES INC
filed 1997-05-07
CIK 752642

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1997

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For Quarter Ended                  Commission File Number

       March 31, 1997                          0-13130

                        UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                                 22-1890929
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

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

     Yes            No    X

The number of shares outstanding of issuer's common stock as of
 April 30, 1997   was   6,535,367       shares.

                                  PART I

                          FINANCIAL INFORMATION

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                              MARCH 31, 1997

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


                        UNITED MOBILE HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS
                as of MARCH 31, 1997 and DECEMBER 31, 1996

                                            March 31,    December 31,
                                              1997          1996
        -ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
Land                                     $  5,927,506  $  5,927,136
Site and Land Improvements                 36,041,668    35,983,165
Buildings and Improvements                  1,931,178     1,930,345
Rental Homes and Accessories                4,942,795     4,907,832
                                           __________    __________
 Total Investment Property                 48,843,147    48,748,478
Equipment and Vehicles                      2,159,641     2,163,179
                                           __________    __________
 Total Investment Property and Equip.      51,002,788    50,911,657
Accumulated Depreciation                  (21,402,451)  (21,024,163)
                                           __________    __________
 Net Investment Property and Equipment     29,600,337    29,887,494
                                           __________    __________
OTHER ASSETS
 Cash and Cash Equivalents                    413,341     1,195,095
 Securities Available for Sale              2,664,133     1,441,037
 Notes and Other Receivables                  498,072       507,199
 Unamortized Financing Costs                  150,244       160,744
 Prepaid Expenses                             244,656       284,993
 Land Development Costs                     2,962,481     2,398,644
                                           __________    __________
  Total Other Assets                        6,932,927     5,987,712
                                           __________    __________

TOTAL ASSETS                             $ 36,533,264  $ 35,875,206
                                           ==========    ==========

-LIABILITIES & SHAREHOLDERS' EQUITY-
MORTGAGES PAYABLE                        $ 17,252,631  $ 17,351,030
                                           __________    __________
OTHER LIABILITIES
 Accounts Payable                             165,562       206,426
 Accrued Liabilities & Deposits             1,293,977     1,520,641
 Tenant Security Deposits                     374,897       370,964
                                           __________    __________
  Total Other Liabilities                   1,834,436     2,098,031
                                           __________    __________
TOTAL LIABILITIES                          19,087,067    19,449,061
                                           __________    __________
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share
   10,000,000 shares authorized,
   6,533,367 and 6,433,676 issued and
   outstanding, respectively                  653,337       643,368
 Additional Paid-In Capital                17,294,159    16,275,434
 Unrealized Holding Gains on                  123,948        76,501
   Securities Available for Sale
 Accumulated Deficit                      (   625,247)  (   569,158)
                                           __________    __________
 TOTAL SHAREHOLDERS' EQUITY                17,446,197    16,426,145
                                           __________    __________

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 36,533,264  $ 35,875,206
                                           ==========    ==========

                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                        For the THREE MONTHS ended
                          MARCH 31, 1997 and 1996



                                         1997              1996
Rental and Related Income            $ 3,765,720      $ 3,561,274

Community Operating Expense            1,529,795        1,535,789
                                       _________        _________
Income from Community Operations       2,235,925        2,025,485

General and Administrative               344,104          383,494
Interest Expense                         335,426          376,043
Interest Income                       (   39,025)      (   20,486)
Depreciation                             519,720          492,133
Other Expenses                            10,500           11,280
                                       _________        _________
Income before Gains                    1,065,200          783,021
 On Sales of Assets
 Gains on Sales of Assets                  7,754          280,188
                                       _________        _________
Net Income                           $ 1,072,954      $ 1,063,209
                                       =========        =========
Net Income Per Share                 $       .16      $       .18
                                       =========        =========
Weighted Average Shares                6,545,104        5,980,364
                                       =========        =========




                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the THREE MONTHS ended
                         MARCH 31, 1997 and 1996

                                                  1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                  $ 1,072,954   $ 1,063,209
 Non-Cash Adjustments
  Depreciation                                   519,720       492,133
  Amortization                                    10,500        11,280
  Gain on Sales of Assets                     (    7,754)   (  280,188)

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                     9,127    (  358,419)
   Prepaid Expenses                               40,337         4,405
   Accounts Payable                           (   40,864)      520,258
   Accrued Liabilities & Deposits             (  226,664)       75,042
   Tenant Security Deposits                        3,933        23,512
                                               _________     _________
 Net Cash Provided by Operating Activities     1,381,289     1,551,232
                                               _________     _________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Manufactured Home Communities           -0-    (2,013,706)
 Purchase of Investment Property              (  309,485)   (  413,947)
  And Equipment
 Proceeds from Sales of Assets                    84,676       411,035
 Additions to Land Development                (  563,837)   (  209,655)
 Purchase of Securities Available for Sale    (1,175,649)   (  201,143)
                                               _________     _________
 Net Cash Used by Investing Activities        (1,964,295)   (2,427,416)
                                               _________     _________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans                   -0-     1,000,000
 Principal Payments of Mortgages and Loans    (   98,399)   (1,087,509)
 Financing Costs on Debt                             -0-    (   15,862)
   Proceeds   from   Dividend   Reinvestment
Proceeds from Dividend Reinvestment
  And Stock Purchase Plan                        495,590       963,844
 Proceeds from Exercise of Stock Options          89,250           -0-
 Dividends Paid                               (  685,189)   (  513,438)

Net Cash Provided (Used) by Financing
  Activities                                  (  198,748)      347,035
                                               _________     _________
NET DECREASE IN CASH AND CASH EQUIVALENTS     (  781,754)   (  529,149)
CASH & CASH EQUIVALENTS - BEGINNING            1,195,095     2,043,282
                                               _________     _________
CASH & CASH EQUIVALENTS - ENDING             $   413,341   $ 1,514,133
                                               =========     =========

                                   5

                        UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997
                               (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1997 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1996 have been omitted. Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the statement presentation for the current period.

NOTE 2 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 17, 1997, the Company paid $1,129,043 as a dividend of $.175 per share to shareholders of record as of February 17, 1997.

On March 17, 1997, the Company received $939,444 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 81,691 new shares issued resulting in 6,533,367 shares outstanding.

NOTE 3 - EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 1997, the following stock option was granted:

     Date of        Number of      Option         Expiration
      Grant          Shares         Price            Date

     1/03/97          25,000       $13.125         1/03/2002


During the three months ended March 31, 1997, three employees exercised their stock options and purchased 18,000 shares for total proceeds of $89,250.

As of March 31, 1997, there were 285,000 shares outstanding and 488,000 shares available under the Company's Stock Option Plans.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes APB Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earning per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

Statement 128 is effective for financial statements periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with Statement
128. The Company expects that the adoption of Statement 128 will result in Basic EPS being higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (Statement 129) was issued in February 1997. Statement 129 is effective for periods ending after December 15, 1997. Statement 129 lists required disclosures about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. As such, the adoption of Statement 129 is not expected to have a significant impact on the disclosures in financial statements of the Company.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 1997 and 1996 for interest was $335,426 and $376,043, respectively.

During the three months ended March 31, 1997 and 1996, the Company had dividend reinvestments of $443,854 and $364,467, respectively, which required no cash transfers.

                    MANAGEMENT DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-three manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $1,381,289 net cash provided by operating activities. The Company received new capital of $939,444 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $1,175,649 of Securities Available for Sale. Mortgages Payable decreased by $98,399 as a result of principal repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $210,440 to $2,235,925 for the quarter ended March 31, 1997 as compared to $2,025,485 for the quarter ended March 31, 1996. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 5% annually. Rental and related income rose from $3,561,274 for the quarter ended March 31, 1996 to $3,765,720 for the quarter ended March 31, 1997. This was a result of higher rents and the purchases of Wood Valley and Spreading Oaks Village during 1996. Community operating expenses decreased from $1,535,789 for the quarter ended March 31, 1996 to $1,529,795 for the quarter ended March 31, 1997. Community operating expenses decreased due to lower maintenance costs as a result of the mild winter and promotional cost partially offset by the operating expenses of the purchases of Wood Valley and Spreading Oaks. Interest expense decreased from $376,043 for the quarter ended March 31, 1996 to $335,426 for the quarter ended March 31, 1997. This was primarily a result of principal repayments.

Gains on Sales of Assets decreased from $280,188 for the three months ended March 31, 1996 to $7,754 for the three months ended March 31, 1997. This was primarily due to the sale of 5.5 acres of excess vacant land at a gain of $290,303 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $1,551,232 for the three months ended March 31, 1996 to $1,381,289 for the three months ended March 31, 1997. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan, together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.

                                 PART II


                            OTHER INFORMATION


                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                              March 31, 1997

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




DATE:     May 1, 1997              By:/s/Samuel A. Landy
                                      Samuel A. Landy,
                                      President




DATE:     May 1, 1997               By:/s/Anna T. Chew
                                       Anna T. Chew,
                                       Vice President and
                                       Chief Financial Officer