Form 10-Q
period 1997-06-30
UNITED MOBILE HOMES INC
filed 1997-08-07
CIK 752642

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1997

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For Quarter Ended                  Commission File Number

       June 30, 1997                           0-13130

                        UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                                    22-1890929
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

Registrant's telephone number, including area code (732) 389-3890

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

     Yes            No    X

The number of shares outstanding of issuer's common stock as of
 July 31, 1997   was   6,646,755       shares.

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                               JUNE 30, 1997

PART I - FINANCIAL INFORMATION                               Page No.

Item 1 - Financial Statements

         Consolidated Balance Sheets.....................    3

         Consolidated Statements of Income...............    4

         Consolidated Statements of Cash Flows...........    5

         Notes to Consolidated Financial Statements......   6-8

Item 2 - Management Discussion and Analysis of
         Financial Conditions and Results for Operations.    9


PART II - OTHER INFORMATION.............................     10

          SIGNATURES....................................     11



                        UNITED MOBILE HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS
                as of JUNE 30, 1997 and DECEMBER 31, 1996

                                            June 30,    December 31,
                                              1997          1996

        -ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
Land                                     $  5,927,506  $  5,927,136
Site and Land Improvements                 36,891,385    35,983,165
Buildings and Improvements                  1,939,331     1,930,345
Rental Homes and Accessories                5,272,198     4,907,832
                                          ___________   ___________
 Total Investment Property                 50,030,420    48,748,478
Equipment and Vehicles                      2,208,201     2,163,179
                                          ___________   ___________
 Total Investment Property and Equip.      52,238,621    50,911,657
Accumulated Depreciation                  (21,904,979)  (21,024,163)
                                          ___________   ___________
 Net Investment Property and Equipment     30,333,642    29,887,494
                                          ___________   ___________
OTHER ASSETS
 Cash and Cash Equivalents                    203,184     1,195,095
 Securities Available for Sale              3,023,358     1,441,037
 Notes and Other Receivables                  614,584       507,199
 Unamortized Financing Costs                  139,744       160,744
 Prepaid Expenses                              72,542       284,993
 Land Development Costs                     3,316,113     2,398,644
                                          ___________   ___________
  Total Other Assets                        7,369,525     5,987,712
                                          ___________   ___________
TOTAL ASSETS                             $ 37,703,167  $ 35,875,206
                                          ===========   ===========

-LIABILITIES & SHAREHOLDERS' EQUITY-
MORTGAGES PAYABLE                        $ 17,155,297  $ 17,351,030
                                          ___________   ___________
OTHER LIABILITIES
 Accounts Payable                              98,001       206,426
 Loans Payable                                300,000         -0-
 Accrued Liabilities & Deposits             1,330,587     1,520,641
 Tenant Security Deposits                     384,414       370,964
                                          ___________   ___________
  Total Other Liabilities                   2,113,002     2,098,031
                                          ___________   ___________
TOTAL LIABILITIES                          19,268,299    19,449,061
                                          ___________   ___________
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per
   share 10,000,000 shares authorized,
   6,641,755 and 6,433,676 issued and
   outstanding, respectively                  664,176       643,368
 Additional Paid-In Capital                18,437,960    16,275,434
 Unrealized Holding Gains on
   Securities Available for Sale              127,426        76,501
 Accumulated Deficit                      (   794,694)  (   569,158)
                                          ___________   ___________
 TOTAL SHAREHOLDERS' EQUITY                18,434,868    16,426,145
                                          ___________   ___________
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 37,703,167  $ 35,875,206
                                          ===========   ===========


                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the THREE AND SIX MONTHS ended
                          JUNE 30, 1997 and 1996


                                THREE MONTHS              SIX MONTHS

                             6/30/97     6/30/96      6/30/97     6/30/96
Rental and Related Income  $3,804,373  $3,582,925   $7,570,093   $7,144,199

Community Operating Expense 1,693,851   1,498,566    3,223,646    3,034,355
                            _________   _________    _________    _________
Income from Community       2,110,522   2,084,359    4,346,447    4,109,844
  Operations

General and Administrative    328,821     368,962      672,925      752,456
Interest Expense              337,604     339,294      673,030      715,337
Interest Income            (   53,785) (   20,495)  (   92,810)  (   40,981)
Depreciation                  526,365     497,959    1,046,085      990,092
Other Expenses                 10,500      13,800       21,000       25,080
                            _________   _________    _________    _________
Income before Gains           961,017     884,839    2,026,217    1,667,860
  On Sales of Assets
Gains on Sales of Assets       14,277      32,015       22,031      312,203
                            _________   _________    _________    _________
Net Income                 $  975,294  $  916,854   $2,048,248   $1,980,063
                            =========   =========    =========    =========

Net Income Per Share              .15         .15          .31          .33
                            =========   =========    =========    =========

Weighted Average Shares     6,636,365   6,116,170    6,583,720    6,051,635
                            =========   =========    =========    =========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements


                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the SIX MONTHS ended
                          JUNE 30, 1997 and 1996

                                                  1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                  $ 2,048,248   $ 1,980,063
 Non-Cash Adjustments
  Depreciation                                 1,046,085       990,092
  Amortization                                    21,000        25,080
  Gain on Sales of Assets                     (   22,031)   (  312,203)

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                (  107,385)   (  447,073)
   Prepaid Expenses                              212,451        43,876
   Accounts Payable                           (  108,425)   (   83,110)
   Accrued Liabilities & Deposits             (  190,054)      120,695
   Tenant Security Deposits                       13,450        27,522
                                               _________     _________
 Net Cash Provided by Operating Activities     2,913,339     2,344,942
                                               _________     _________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Manufactured Home Communities           -0-    (2,013,706)
 Purchase of Investment Property              (1,125,556)   (1,068,206)
  And Equipment
 Proceeds from Sales of Assets                   228,002       533,717
 Additions to Land Development                (1,490,117)   (  858,635)
 Purchase of Securities Available for Sale    (1,531,396)   (  647,189)
                                               _________     _________
 Net Cash Used by Investing Activities        (3,919,067)   (4,054,019)
                                               _________     _________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans               300,000     1,000,000
 Principal Payments of Mortgages and Loans    (  195,733)   (1,177,264)
 Financing Costs on Debt                             -0-    (   15,862)
 Proceeds from Dividend Reinvestment
  And Stock Purchase Plan                      1,072,796     2,061,698
 Proceeds from Exercise of Stock Options         215,750           -0-
 Dividends Paid                               (1,378,996)   (1,047,305)
                                               _________     _________
Net Cash Provided by Financing Activities         13,817       821,267
                                               _________     _________

NET DECREASE IN CASH AND CASH EQUIVALENTS     (  991,911)   (  887,810)
CASH & CASH EQUIVALENTS - BEGINNING            1,195,095     2,043,282
                                               _________     _________
CASH & CASH EQUIVALENTS - ENDING             $   203,184   $ 1,155,472
                                               =========     =========


                        UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997
                               (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1997 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1996 have been omitted. Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the statement presentation for the current period.

NOTE 2 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 16, 1997, the Company paid $1,144,741 as a dividend of $.175 per share to shareholders of record as of May 15, 1997. The total dividends paid for the six months ended June 30, 1997 amounted to $2,273,784.

On June 16, 1997, the Company received $1,028,140 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 90,388 new shares issued resulting in 6,641,755 shares outstanding. The total amount received from the DRIP for the six months ended June 30, 1997 amounted to $1,967,584.

NOTE 3 - EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 1997, the following stock options were granted:

     Date of   Number of      Number of      Option         Expiration
      Grant    Employees       Shares         Price            Date

     1/03/97        1         25,000         $13.125         1/03/2002
     6/25/97        8         32,500          11.500         6/25/2002


During the six months ended June 30, 1997, six employees exercised their stock options and purchased 36,000 shares for total proceeds of $215,750.

As of June 30, 1997, there were 299,500 shares outstanding and 455,500 shares available under the Company's Stock Option Plans.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes APB Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

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

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 1997 and 1996 for interest was $673,030 and $715,337, respectively.

During the six months ended June 30, 1997 and 1996, land development costs of $572,648 and $88,478, respectively, were transferred to investment property and equipment and placed in service.

During the six months ended June 30, 1997 and 1996, the Company had dividend reinvestments of $894,788 and $725,572, respectively, which required no cash transfers.

                    MANAGEMENT DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-three manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $2,913,339 net cash provided by operating activities. The Company received new capital of $1,967,584 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $1,531,396 of Securities Available for Sale. Mortgages Payable decreased by $195,733 as a result of principal repayments. Loans payable increased by $300,000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $26,163 to $2,110,522 for the quarter ended June 30, 1997 as compared to $2,084,359 for the quarter ended June 30, 1996. Income from community operations increased by $236,603 to $4,346,447 for the six months ended June 30, 1997 compared to $4,109,844 for the six months ended June 30, 1996. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 5% annually. Rental and related income rose from $3,582,925 for the quarter ended June 30, 1996 to $3,804,373 for the quarter ended June 30, 1997. Rental and related income rose from $7,144,199 for the six months ended June 30, 1996 to $7,570,093 for the six months ended June 30, 1997. This was a result of higher rents and the purchases of Wood Valley and Spreading Oaks Village during 1996. Community operating expenses increased from $1,498,566 for the quarter ended June 30, 1996 to $1,693,851 for the quarter ended June 30, 1997. Community operating expenses rose from $3,034,355 for the six months ended June 30, 1996 to $3,223,646 for the six months ended June 30, 1997. Community operating expenses increased due to the operating expenses of the purchases of Wood Valley and Spreading Oaks. Interest expense remained relatively stable for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. Interest expense decreased from $715,337 for the six months ended June 30, 1996 to $673,030 for the six months ended June 30, 1997. This was primarily a result of principal repayments.

Gains on Sales of Assets decreased from $312,203 for the six months ended June 30, 1996 to $22,031 for the six months ended June 30, 1997. This was primarily due to the sale of 5.5 acres of excess vacant land at a gain of $290,303 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $2,344,942 for the six months ended June 30, 1996 to $2,913,339 for the six months ended June 30, 1997. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan, together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.

                                 PART II

                             OTHER INFORMATION



Item 1 - Legal Proceedings - none

Item 2 - Changes in Securities - none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders - The Annual meeting of shareholders was held on May 29, 1997 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

          (a)  Exhibits - none

          (b)  Reports on Form 8-K - none

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:     August 4, 1997           By:/s/Samuel A. Landy
                                         Samuel A. Landy,
                                         President




DATE:     August 4, 1997           By:/s/Anna T. Chew
                                         Anna T. Chew,
                                         Vice President and
                                         Chief Financial Officer