Form 10-Q
period 1997-09-30
UNITED MOBILE HOMES INC
filed 1997-11-12
CIK 752642

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1997

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For Quarter Ended                  Commission File Number

       September 30, 1997                           0-13130

                        UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                                    22-1890929
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

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

     Yes            No    X

The number of shares outstanding of issuer's common stock as of
November 5, 1997   was  6,757,883  shares.

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                            SEPTEMBER 30, 1997

PART I - FINANCIAL INFORMATION                               Page No.

Item 1 - Financial Statements

         Consolidated Balance Sheets.....................    3

         Consolidated Statements of Income...............    4

         Consolidated Statements of Cash Flows...........    5

         Notes to Consolidated Financial Statements......   6-8

Item 2 - Management Discussion and Analysis of
         Financial Conditions and Results for Operations.  9-10


PART II - OTHER INFORMATION                                 11

          SIGNATURES                                        12

                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
              As of SEPTEMBER 30, 1997 and DECEMBER 31, 1996

                                        September 30,   December 31,
               -ASSETS-                     1997          1996
INVESTMENT PROPERTY AND EQUIPMENT
   Land                                $   5,927,506 $   5,927,136
   Site and Land Improvements             37,046,209    35,983,165
   Buildings and Improvements              1,952,408     1,930,345
   Rental Homes and Accessories            5,267,402     4,907,832
                                          __________    __________
      Total Investment Property           50,193,525    48,748,478
   Equipment and Vehicles                  2,294,300     2,163,179
                                          __________    __________
      Total Investment Property and
        Equipment                         52,487,825    50,911,657
   Accumulated Depreciation              (22,388,299)  (21,024,163)
                                          __________    __________
      Net Investment Property and
        Equipment                         30,099,526    29,887,494
                                          __________    __________

OTHER ASSETS
   Cash and Cash Equivalents                 370,153     1,195,095
   Securities Available for Sale           3,514,462     1,441,037
   Notes and Other Receivables               587,508       507,199
   Unamortized Financing Costs               129,244       160,744
   Prepaid Expenses                          150,606       284,993
   Land Development Costs                  4,092,887     2,398,644
                                          __________    __________
      Total Other Assets                   8,844,860     5,987,712
                                          __________    __________

TOTAL ASSETS                           $  38,944,386 $  35,875,206
                                          ==========    ==========

-LIABILITIES AND SHAREHOLDERS' EQUITY-

MORTGAGES PAYABLE                      $  17,059,104 $  17,351,030
                                          __________    __________
OTHER LIABILITIES
   Accounts Payable                           87,363       206,426
   Loans Payable                             500,000          -0-
   Accrued Liabilities and Deposits        1,381,119     1,520,641
   Tenant Security Deposits                  383,177       370,964
                                          __________    __________
      Total Other Liabilities              2,351,659     2,098,031
                                          __________    __________

TOTAL LIABILITIES                         19,410,763    19,449,061
                                          __________    __________

SHAREHOLDERS' EQUITY
   Common Stock - $.10 par value per
      share 10,000,000 shares authorized,
      6,757,883 and 6,433,676 issued and
      outstanding, respectively              675,788       643,368
   Additional Paid-In Capital             19,685,927    16,275,434
   Unrealized Holding Gains on
      Securities Availabe for Sale           241,352        76,501
   Accumulated Deficit                    (1,069,444)     (569,158)
                                          __________    __________
      Total Shareholders' Equity          19,533,623    16,426,145
                                          __________    __________

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                              $  38,944,386 $  35,875,206
                                          ==========    ==========




                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the THREE AND NINE MONTHS ended
                        SEPTEMBER 30, 1997 and 1996


                                THREE MONTHS              NINE MONTHS

                             9/30/97     9/30/96      9/30/97     9/30/96
                             _______     _______      _______     _______

Rental and Related Income  $3,862,240  $3,671,970  $11,432,333  $10,816,169

Community Operating Expense 1,800,308   1,703,102    5,023,954    4,737,457
                            _________   _________    _________    _________

Income from Community       2,061,932   1,968,868    6,408,379    6,078,712
  Operations

General and Administrative    359,150     372,628    1,032,075    1,125,084
Interest Expense              343,925     346,211    1,016,955    1,061,548
Interest Income            (   90,087) (   25,054)  (  182,897)  (   66,035)
Depreciation                  517,171     497,357    1,563,256    1,487,449
Other Expenses                 10,500      13,800       31,500       38,880
                            _________   _________    _________    _________

Income before (Loss) Gain
  On Sales of Assets          921,273     763,926    2,947,490    2,431,786
(Loss) Gain on Sales
  of Assets                (   32,141)     20,208   (   10,110)     332,411
                            _________   _________    _________    _________

Net Income                 $  889,132  $  784,134   $2,937,380   $2,764,197
                            =========   =========    =========    =========

Net Income Per Share              .13         .12          .44          .45
                            =========   =========    =========    =========

Weighted Average Shares     6,741,506   6,251,609    6,631,084    6,114,750
                            =========   =========    =========    =========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                                     4



                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the NINE MONTHS ended
                       SEPTEMBER 30, 1997 and 1996

                                                  1997          1996
                                                  ____          ____

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                  $ 2,937,380   $ 2,764,197
 Non-Cash Adjustments
  Depreciation                                 1,563,256     1,487,449
  Amortization                                    31,500        38,880
  Loss (Gain) on Sales of Assets                  10,110    (  332,411)

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                (   80,309)   (   68,275)
   Prepaid Expenses                              134,387    (   77,683)
   Accounts Payable                           (  119,063)   (   23,005)
   Accrued Liabilities & Deposits             (  139,522)      292,896
   Tenant Security Deposits                       12,213        35,386
                                               _________     _________

 Net Cash Provided by Operating Activities     4,349,952     4,117,434
                                               _________     _________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Manufactured Home Communities           -0-    (3,435,506)
 Purchase of Investment Property
  And Equipment                               (1,520,077)   (1,416,000)
 Proceeds from Sales of Assets                   307,327       564,646
 Additions to Land Development                (2,266,891)   (1,610,619)
 Purchase of Securities Available for Sale    (1,908,574)   (  778,861)
                                               _________     _________

 Net Cash Used by Investing Activities        (5,388,215)   (6,676,340)
                                               _________     _________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans               500,000     1,300,000
 Principal Payments of Mortgages and Loans    (  291,926)   (1,265,764)
 Financing Costs on Debt                             -0-    (   15,862)
 Proceeds from Dividend Reinvestment
  And Stock Purchase Plan                      1,773,418     3,016,568
 Proceeds from Exercise of Stock Options         317,250           -0-
 Dividends Paid                               (2,085,421)   (1,606,351)
                                               _________     _________
Net Cash Provided by Financing Activities        213,321     1,428,591
                                               _________     _________

NET DECREASE IN CASH AND CASH EQUIVALENTS     (  824,942)   (1,130,315)
CASH & CASH EQUIVALENTS - BEGINNING            1,195,095     2,043,282
                                               _________     _________
CASH & CASH EQUIVALENTS - ENDING             $   370,153   $   912,967
                                               =========     =========


                           -UNAUDITED-
            See Notes to Consolidated Financial Statements

                        UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                               (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1997 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1996 have been omitted. Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the statement presentation for the current period.

NOTE 2 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 15, 1997, the Company paid $1,163,882 as a dividend of $.175 per share to shareholders of record as of August 15, 1997. The total dividends paid for the nine months ended September 30, 1997 amounted to $3,437,666.

On September 15, 1997, the Company received $1,158,079 from the Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 103,128 new shares issued resulting in 6,757,883 shares outstanding. The total amount received from the DRIP for the nine months ended September 30, 1997 amounted to $3,125,663.

NOTE 3 - EMPLOYEE STOCK OPTIONS

During the nine months ended September 30, 1997, the following stock options were granted:

     Date of   Number of      Number of      Option         Expiration
      Grant    Employees       Shares         Price            Date

     1/03/97        1         25,000         $13.125         1/03/2002
     6/25/97        8         32,500          11.500         6/25/2002


During the nine months ended September 30, 1997, eight employees exercised their stock options and purchased 49,000 shares for total proceeds of $317,250.

As of September 30, 1997, there were options outstanding to purchase 286,500 shares and 455,500 shares available for grant under the Company's Stock Option Plans.

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

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 1997 and 1996 for interest was $1,016,955 and $1,061,548, respectively.

During the nine months ended September 30, 1997 and 1996, land development costs of $572,648 and $88,478, respectively, were transferred to investment property and equipment and placed in service.

During the nine months ended September 30, 1997 and 1996, the Company had dividend reinvestments of $1,352,245 and $1,082,341, respectively, which required no cash transfers.

                    MANAGEMENT DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-three manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $4,349,952 net cash provided by operating activities. The Company received new capital of $3,125,663 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $1,908,574 of Securities Available for Sale. Mortgages Payable decreased by $291,926 as a result of principal repayments. Loans payable increased by $500,000.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $93,064 to $2,061,932 for the quarter ended September 30, 1997 as compared to $1,968,868 for the quarter ended September 30, 1996. Income from community operations increased by $329,667 to $6,408,379 for the nine months ended September 30, 1997 compared to $6,078,712 for the nine months ended September 30, 1996. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 5% annually. Rental and related income rose from $3,671,970 for the quarter ended September 30, 1996 to $3,862,240 for the quarter ended September 30, 1997. Rental and related income rose from $10,816,169 for the nine months ended September 30, 1996 to $11,432,333 for the nine months ended September 30, 1997. This was a result of higher rents and the purchases of Wood Valley and Spreading Oaks Village during 1996. Community operating expenses increased from $1,703,102 for the quarter ended September 30, 1996 to $1,800,308 for the quarter ended September 30, 1997. Community operating expenses rose from $4,737,457 for the nine months ended September 30, 1996 to $5,023,954 for the nine months ended September 30, 1997. Community operating expenses increased due to the operating expenses of the purchases of Wood Valley and Spreading Oaks. Interest expense remained relatively stable for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. Interest expense decreased from $1,061,548 for the nine months ended September 30, 1996 to $1,016,955 for the nine months ended September 30, 1997. This was primarily a result of principal repayments.

(Loss> Gain on Sales of Assets decreased from a gain of $332,411 for the nine months ended September 30, 1996 to a loss of $10,110 for the nine months ended September 30, 1997. This was primarily due to the sale of 5.5 acres of excess vacant land at a gain of $290,303 in 1996.


Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,261,283 for the quarter ended September 30, 1996 to $1,438,444 for the quarter ended September 30, 1997 and from $4,209,538 for the nine months ended September 30, 1996 to $4,510,746 for the nine months ended September
30, 1997. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash  flows  as  a  measure of liquidity.  FFO should be  considered  as  a
supplemental  measure  of  operating  performance  used  by   real   estate
investment trusts.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $4,117,434 for the nine months ended September 30, 1996 to $4,349,952 for the nine months ended September 30, 1997. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan, together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.

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




DATE:     November 5, 1997              By:/s/ Samuel A. Landy
                                               Samuel A. Landy,
                                               President




DATE:     November 5, 1997              By:/s/ Anna T. Chew
                                               Anna T. Chew,
                                               Vice President and
                                               Chief Financial Officer