Form 10-K
period 1997-12-31
UNITED MOBILE HOMES INC
filed 1998-03-19
CIK 752642

Form 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

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

 Registrant's telephone number, including area code (732) 389-3890

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 12, 1998 was $79,513,139. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 12, 1998 was $59,223,564.

The number of shares outstanding of issuer's common stock as of March 12, 1998 was 6,876,812 shares.

Documents Incorporated by Reference:
-  Exhibits incorporated by reference are listed in Part IV, Item (a)(3).

                                   PART I

ITEM I - BUSINESS

General Development of Business

      United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities containing 5,609 sites.
The  communities  are  located in New  Jersey,  New  York,  Ohio,
Pennsylvania and Tennessee.

      The Company was incorporated in the State of New Jersey  in
1968.   Its  executive offices are located at 125  Wyckoff  Road,
Eatontown, New Jersey 07724.  Its telephone number is (732)  389-
3890.

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

Background

       Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company's stock, spun off to its shareholders in a registered distribution three shares of United Mobile Homes, Inc. for each share of Monmouth Capital Corporation. The Company in 1984 and 1985 issued additional shares through rights offerings. The Company has been in operation for twenty-nine years, the last thirteen of which have been as a publicly-owned corporation.

Narrative Description of Business

       The Company's primary business is the ownership and operation of manufactured home communities - leasing manufactured home spaces on a month-to-month basis to private manufactured home owners. The Company also leases homes to residents.

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

      Manufactured homes are being accepted by the public as a viable and economically attractive alternative to common stick-
built single-family housing. During the past five years, approximately one-fifth of all single-family homes built and sold in the nation have been manufactured homes.

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

Property Maintenance and Improvement Policies

      It is the policy of the Company to properly maintain, modernize, expand, and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 1998 will be consistent with 1997 expenditures. It is the policy of the
Company  to  maintain adequate insurance coverage on all  of  its properties; and, in the opinion of the Company, all of its properties are adequately insured where such insurance is available at a reasonable cost as determined by management.

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

Number of Employees

      On March 12, 1998, the Company had approximately 90 employees, including Officers. During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

ITEM 2 - PROPERTIES

United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company owns twenty-four manufactured home communities. The following is a brief description of the properties owned by the Company:

                                 Number        1997            Current
                                   of         Average          Rent Per
Name  of Community               Sites       Occupancy      Month Per Site

Allentown                         414           86%              $209
4912 Raleigh-Millington Rd.
Memphis,  TN 38128

Brookview Village                 133           85%              $285
Route 9N
Greenfield Center, NY 12833

Cedarcrest                        283           99%              $325
1976 North East Avenue
Vineland,  NJ 08360

Cranberry Village                 201           95%              $285
201 North Court
Mars,  PA 16046

Cross Keys Village                133           97%              $232
Old Sixth Avenue Rd.
RD #1
Duncansville,  PA 16635

D & R Village                     244           96%              $322
Route 146, RD 13
Clifton Park,  NY 12065

Edgewood Estates                  218           80%              $190
700 Edgewood Estates
Apollo, PA  15613

Fairview Manor                    197           91%              $315
2110 Mays Landing Rd.
Millville, NJ 08360

Forest Park Village               252           96%              $251
724 Slate Avenue
Cranberry Twp., PA  16066

Heather Highlands                 457           71%              $188
109 S. Main Street
Pittston, PA  18640

                              Number        1997         Current
                                of        Average        Rent Per
Name of Community              Sites     Occupancy     Month Per Site

Highland Estates                229         88%            $312
60 Old Route 22
Kutztown,  PA  19530

Kinnebrook                      212         92%            $312
Route 17-B
Monticello,  NY 12701

Lake Sherman Village            210         97%            $232
7227 Beth Avenue, SW
Navarre,  OH  44662

Memphis Mobile City             168         86%            $193
3894 N. Thomas Street
Memphis, TN  38127

Oxford Village                  224        100%            $326
2 Dolinger Drive
West Grove,  PA  19390

Pine Ridge Village              137         97%            $281
147 Amy Drive
Carlisle,  PA  17013

Port Royal Village              402         88%            $206
400 Patterson Lane
Belle Vernon,  PA  15012

River Valley Estates            208         82%            $177
2066 Victory Rd.
Marion,  OH  43302

Sandy Valley Estates            364         94%            $209
801 First, Route #2
Magnolia,  OH  44643

Southwind Village               250         95%            $248
435 E. Veterans Highway
Jackson,  NJ  08527

Spreading Oaks Village          153         92%            $147
7140-29 Selby Road
Athens, OH  45701

Waterfalls Village              202        100%            $303
3450 Howard Road
Hamburg, NY  14075

Woodlawn Village                157         97%            $400
Route 35
Eatontown,  NJ 07724

Wood Valley                     161         91%            $173
1493 N. Whetstone River Rd.
Caledonia, OH  43314

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

     There are 14 sites at Sandy Valley which are under a consent order with the Federal Government. This order provides that, as these sites become vacant, they cannot be reused. The restrictions on use were known at the time of purchase, and the item is not material to the operation of Sandy Valley Estates.

      In connection with the operation of its 5,609 sites, the Company operates approximately 350 rental units. These are homes owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income on both the home and for the site which might otherwise be non-income producing. The Company sells the older rental homes when the opportunity arises.

     The Company has approximately 700 sites in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year. During 1997, 10 sites were completed at D & R Village, 37 at Fairview Manor, 37 at Highland Estates, 37 at Sandy Valley and 25 at River Valley.

Significant Properties

      The Company operates approximately $61,000,000 (at original cost) in manufactured home properties. These consist of 24 separate manufactured home communities and related equipment and improvements. There are 5,609 sites in the 24 communities. No one community constitutes more than 10% of the total assets of the Company. Port Royal Village with 402 sites, Sandy Valley Estates with 364 sites, Cedarcrest with 283 sites, Allentown with 414 sites and Heather Highlands with 457 sites are the larger properties. The following is a description of these properties:

                       PORT ROYAL VILLAGE

      The Company acquired Port Royal Village in 1984. This is a 402-space manufactured home community located in Belle Vernon,
Pennsylvania.   The  Company  believes  this  to   be   a   sound
acquisition for the following reasons: (a) the community is well-maintained with city water and its own sewer plant, as well as a swimming pool and community building; (b) the community has approximately 88% occupancy; and (c) the community generates
substantial  revenues  and  net  operating  income.    Management
believes that this community is a successful and valuable manufactured home community.

                      SANDY VALLEY ESTATES

      The Company acquired Sandy Valley Estates in 1985. This is a 364-space manufactured home community located in Magnolia, Ohio. The Company believes this to be an excellent community because (a) the community is well-maintained with municipal sewer; (b) the community has its own well system; (c) the community has approximately 94% occupancy; and (d) the community generates revenues with an average monthly rental of $209 per site, which rents are competitive with the other manufactured home communities in the area. The Company believes that it is an excellent investment.

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

      The Company believes this to be an excellent community for the following reasons: (a) the community is well-maintained, (b) the community has municipal sewer and water service; and (c) the community is 99% occupied. Rents average $325 per month per site and they are competitive with other communities in the area.

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

      The Company believes this to be a sound investment for the following reasons: (a) the property is well maintained; (b) the community has municipal sewer and water service; and (c) rents are competitive with other manufactured home communities in the area. Current occupancy is approximately 86%. This is an increase from the prior year occupancy of 82%. The Company is continuing its effort to bring occupancy to 90% or higher. In the future, the Company anticipates that it will be able to increase occupancy. The community has the potential to be fully occupied in one of the nicest areas in Memphis.

                        HEATHER HIGHLANDS

     On January 30, 1992, the Company acquired an 88.36% interest in a limited partnership operating a 457-space manufactured home community located in Pittston, Pennsylvania. This partnership has partners who are also officers, directors and/or shareholders of the Company. Mr. Eugene Landy, Chairman of the Board, retained the remaining 11.64% limited partnership interest. The purchase price was approximately $2,500,000. This purchase was based on an independent appraisal of fair market value. In January 1995, the Company purchased the remaining 11.64% partnership interest for $132,600. This price per unit was the same price previously paid to non-affiliated sellers.

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

Mortgages on Properties

      The Company has mortgages on various properties. The maturity dates of these mortgages range from the year 2000 to 2003. Interest varies from fixed rates of 7.5% to 10.5%. The aggregate balances of these mortgages total $20,111,023 at December 31, 1997. (For additional information, see Part IV,
Item 14(a)(1)(vi), Note 5 of the Notes to Consolidated Financial Statements - Notes and Mortgages Payable).

ITEM 3 - LEGAL PROCEEDINGS

      Legal proceedings are incorporated herein by reference and filed as Part IV, Item 14(a)(1)(vi), Note 12 of the Notes to
Consolidated Financial Statements - Legal Matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                                 PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company became publicly owned on January 3, 1985. As of January 5, 1994, shares of the Company were traded on the American Stock Exchange (symbol UMH). The per share range of high and low quotes for the Company's stock for each quarterly period is as follows:

                       1997                 1996                  1995
                   HIGH      LOW       HIGH       LOW       HIGH       LOW

First Quarter    13-5/8    11-1/4       14       9-5/8     7-3/4      7-1/8
Second Quarter   12-1/4    10-7/8     13-3/8    10-1/4    8-7/16      7-1/2
Third Quarter    12-3/8    11-1/4     12-1/2    10-1/2    10-1/8      8-1/4
Fourth Quarter   12-3/16   11-1/4     12-1/2       11     10-1/2      9-5/8

      On  March 12, 1998 the closing price of the Company's stock was 11-
9/16.

      As of December 31, 1997, there were approximately 1,150 holders of the Company's common stock based on the number of record owners.

      For the years ended December 31, 1997, 1996 and 1995, total dividends paid by the Company amounted to $4,620,296 or $.70 per share, $3,630,891 or $.60 per share and $2,954,847 or $.525 per share, respectively.

      On December 9, 1997, the Company declared a dividend of $.175 per share to be paid on March 16, 1998 to shareholders of record February 17, 1998.

      Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. The Company elected REIT status beginning in 1992. As a REIT, the Company must pay out at least 95% of its taxable income in the form of a cash distribution to shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

                                             December 31,
                      1997       1996         1995         1994         1993
Income Statement Data:

Rental and
 Related Income   $15,423,111  14,533,218  $13,332,961  $12,318,467  $11,521,677

Income from Community
 Operations         8,606,017   8,311,469    7,449,168    6,864,080    6,407,937

(Loss) Gain on Sales
 of Investment
 Property and
 Equipment            (10,546)    333,647        5,758       59,941       17,022

Net Income          4,197,258   3,729,526    2,491,581    2,141,279    1,346,219

Net Income Per
 Share-Basic
 and Diluted              .63         .61          .44          .40          .26
 ...............................................................................

Balance Sheet Data:

Total Assets      $43,599,259 $35,875,206  $29,758,397  $25,404,015  $25,274,685

Mortgages Payable  20,111,023  17,351,030   17,707,635   15,637,325   17,936,230

Shareholders'
 Equity            20,830,541  16,426,145   10,290,487    7,721,783    6,229,453
 ................................................................................

Average Number
 of Shares
 Outstanding        6,617,479   6,072,637    5,639,455    5,365,359    5,071,554

Funds from
 Operations *     $ 6,324,536 $ 5,693,631  $ 4,358,765  $ 3,880,507   $3,145,859

Cash Dividends
 Per Share                .70         .60         .525         .425         .325

* Defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation. Includes gain on sale of land of $290,303 in 1996. Funds from Operations do not replace net income determined in accordance with generally accepted accounting principles (GAAP) as a measure of performance or net cash flows as a measure of liquidity. Funds from Operations is not a GAAP measure of operating performance and should be considered as a supplemental measure of operating performance used by real estate investment trusts.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and Expense

1997 vs. 1996

      Rental and related income increased from $14,533,218 for the year ended December 31, 1996 to $15,423,111 for the year ended December 31, 1997 primarily due to rental increases to residents, increased occupancy, expansions and the acquisition of a new community. During 1997, the Company was able to obtain rent increases of $5.00 to $15.00 per month on most of its occupied sites.

      Overall occupancy rates are satisfactory with only eight manufactured home communities experiencing vacancies over ten percent. Some of these vacancies are the result of expansions completed toward the end of the year. The Company has completed a 37 site expansion at Sandy Valley Estates, a 37 site expansion at Fairview Manor, a 37 site expansion at Highland Estates, a 10 site expansion at D&R Village and a 25 site expansion at River Valley. The Company is also evaluating further expansion at selected communities in order to increase the number of available sites. Some of these communities are in various stages of expansion. The Company has also purchased a 202 site community in 1997 located in Hamburg, New York.

     Community operating expenses increased from $6,221,749 for the year ended December 31, 1996 to $6,817,094 for the year ended December 31, 1997 primarily as a result of the acquisition of an additional community and increased expenses such as advertising, associated with the expansions.

      The Company's income from community operations continues to show steady growth rising from $8,311,469 in 1996 to $8,606,017 in 1997.

      General and administrative expenses decreased from $1,512,623 in 1996 to $1,356,736 in 1997 primarily as a result of a decrease in professional fees.

       Interest expense decreased from $1,434,875 in 1996 to $1,123,445 in 1997. This was primarily as a result of lower average principal balances outstanding and the capitalization of interest during the fourth quarter of 1997 of $250,000 relating to community expansions.

     Interest and dividend income increased from $93,579 in 1996 to $240,700 in 1997 due to purchases of securities available for sale during 1996 and 1997.

      Depreciation  expense increased from $2,007,449  in  1996  to
$2,116,732  in  1997   due  primarily to  the  addition  of  a  new
community.

     Other expenses remained relatively stable in 1997 and 1996.

      Loss/gain on sales of investment property and equipment decreased from a gain of $333,647 in 1996 to a loss of $10,546 in 1997, primarily due to the sale of 5.5 acres of vacant land at a gain of approximately $290,000 in 1996.

     For the year ended December 31, 1997, the Company reported net income of $4,197,258 as compared to net income of $3,729,526 for the year ended December 31, 1996. The Company is currently experiencing modest inflation. Modest inflation is believed to have a favorable impact on the Company's financial performance. With modest inflation, the Company believes that it can increase rents sufficiently to match increases in operating expenses. High rates of inflation (more than 10%) could result in an inability to raise rents to meet rising costs and could create political problems such as the imposition of rent controls. The Company anticipates continuing profits in 1998.

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

      Overall  occupancy  rates  are  satisfactory  with  only  six manufactured home communities experiencing vacancies over ten percent. The Company purchased two communities in 1996. The Company also completed a 27 site expansion at River Valley Estates.

     Community operating expenses increased from $5,883,793 for the year ended December 31, 1995 to $6,221,749 for the year ended December 31, 1996 primarily as a result of the acquisitions of two additional communities. Community operating expenses decreased from 44% to 43% of gross revenues.

      The Company's income from community operations continued to show steady growth rising from $7,449,168 in 1995 to $8,311,469 in 1996.

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

      Gain on sales of investment property and equipment increased from $5,758 in 1995 to $333,647 in 1996 primarily due to the sale of 5.5 acres of vacant land at a gain of approximately $290,000.

Liquidity and Capital Resources

      As a real estate company, the Company uses funds for real estate acquisitions, real property improvements and amortization of debt incurred in connection with such acquisitions and improvements. The Company generates funds through cash flow from properties, mortgages on properties and increases in shareholder investments. The Company has liquidity available from a combination of short and long-term sources. The Company currently has mortgages payable totaling $20,111,023 secured by eight communities. The Company also has a $500,000 line of credit with Summit Bank, all of which was utilized at December 31, 1997. The Company believes that its 24 manufactured home communities have market values in excess of historical cost. Management believes that this provides significant additional borrowing capacity.

       Net cash provided by operating activities increased from $4,642,256 in 1995 to $5,823,597 in 1996 to $6,258,913 in 1997. Cash
flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, expansion of existing communities and purchase of a new community. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

      In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements, purchase of manufactured homes for rent, scheduled mortgage amortization and dividend distributions. As a REIT, the Company must distribute at least 95% of its taxable income.

      The Company estimates that it will purchase in 1998 approximately 25 manufactured homes to be used as rentals for a total cost of $400,000. Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent. Once rental homes reach 10 years old, the Company generally sells them.

      Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions, the Company is budgeting approximately $1,000,000 in capital improvements for 1998.

      The  Company has a Dividend Reinvestment and Stock Purchase  Plan
(Plan). Cash received from the Plan is a significant additional source of liquidity and capital resources. During 1997, the Company paid $4,620,296 in dividends. Amounts received under the Plan amounted to $4,347,668. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 1997.

      The Company has undeveloped land which it could develop over the next several years. During 1997, approximately 150 sites were completed. In 1998, construction is expected to commence on approximately 180 sites. The Company is also exploring the utilization of vacant land for self storage or town houses. The Company continues to analyze the highest and best use of its vacant land, and uses it accordingly. In addition, the Company purchased an additional community containing 202 sites. The Company plans to continue acquiring additional manufactured home communities.

      The Company believes that funds generated from operations, together with the financing and refinancing of its properties, will be adequate to meet its needs over the next several years.

Impact of Year 2000

      The Company is conducting a comprehensive review of its computer systems and third party vendors to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations. The Company is devoting the necessary internal and external resources in the development of an implementation plan to address Year 2000. Management anticipates that all year 2000 initiatives and testing will be completed in a timely manner. Expenditures in future years are not expected to have a material impact on the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data listed in Part IV, Item 14(a)(1) are incorporated herein by reference.

      The  following is the Unaudited Selected Quarterly  Financial
Data:

          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                       THREE MONTHS ENDED
1997                  MARCH  31    JUNE  30    SEPTEMBER  30   DECEMBER 31

Rental & Related
 Income             $ 3,765,720  $ 3,804,373   $ 3,862,240     $ 3,990,778
Income from Community
 Operations           2,235,925    2,110,522     2,061,932       2,197,638
Net Income            1,072,954      975,294       889,132       1,259,878
Net Income per Share-
 Basic and Diluted          .16          .15           .13             .19


                       THREE MONTHS ENDED



1996                   MARCH 31       JUNE 30    SEPTEMBER 30   DECEMBER 31

Rental & Related
 Income             $ 3,561,274    $ 3,582,925    $ 3,671,970   $ 3,717,049
Income from Community
 Operations           2,025,485      2,084,359      1,968,868     2,232,757
Net Income            1,063,209        916,854        784,134       965,329
Net Income Per Share-
 Basic and Diluted          .18            .15            .12           .16

                       THREE MONTHS ENDED


1995                   MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31

Rental & Related
 Income             $ 3,247,040   $ 3,304,765     $ 3,382,423   $ 3,398,733
Income from Community
 Operations           1,839,493     1,814,328       1,838,716     1,956,631
Net Income              589,940       558,878         629,741       713,022
Net Income per Share-
 Basic and Diluted          .11           .10             .11           .12


ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age &          Principal Occupation     Director  Shares Owned    Percent
Office Held          During Past Five Years   Since    Beneficially (1) of Stock

Robert  A.  Anderson Vice President of The    1980      15,817           0.23%
Age: 75              David Cronheim Company;
Director             past President of the
                     Industrial Real Estate
                     Brokers Association of New
                     York and New Jersey.

Ernest V. Bencivenga Financial Consultant;    1969     23,267(2)         0.34%
Age: 80              Treasurer and Director
Secretary/Treasurer  (1961 to present) and Secretary
Director             (1967 to present) of Monmouth
                     Capital Corporation;
                     Treasurer and Director (1968
                     to present) of Monmouth Real
                     Estate Investment Corporation.

Anna T. Chew         Certified Public Accountant; 1994  17,758(3)        0.26%
Age: 39              Controller (1991 to present) and
Vice President and   Director (1993 to present) of Monmouth
Chief Financial      Real Estate Investment Corporation;
  Officer            Controller (1991 to present) and
Director             Director (1994 to present) of Monmouth
                     Capital Corporation; Senior Manager
                     (1987 to 1991) of KPMG Peat Marwick LLP

Charles P. Kaempffer Investor; Director (1970     1969  50,469(4)        0.73%
Age: 60              to present) of Monmouth
Director             Capital Corporation; Director
                     (1974 to present) of Monmouth Real
                     Estate Investment Corporation;
                     Vice Chairman and Director (1996
                     to present) of Community Bank
                     of New Jersey; Director (1989
                     to 1996) of Sovereign Community
                     Bank (formerly Colonial Bank)

Name, Age &          Principal Occupation     Director  Shares Owned  Percent
Office Held          During Past Five Years    Since   Beneficially (1) of Stock


Eugene W. Landy      Attorney at Law for the    1969     842,970 (5)     12.25%
Age: 64              firm of Landy & Landy;
Chairman of the      President and Director
 Board and           (1961 to present) of Monmouth
Director             Capital Corporation;
                     President and Director (1968
                     to present) of Monmouth Real
                     Estate Investment Corporation.

Samuel A. Landy      Attorney at Law for the    1992     242,709 (6)      3.53%
Age: 37              firm of Landy & Landy;
President and        Director (1989 to present) of
Director             Monmouth Real Estate Investment
                     Corporation; Director (1994 to
                     present) of Monmouth Capital
                     Corporation.

Richard A. Molke     Vice President of Remsco   1986     339,153 (7)      4.93%
Age: 71              Associates, Inc.,
Director             a construction firm.

Eugene Rothenberg    Obstetrician and           1977      81,163 (8)      1.18%
Age: 65              Gynecologist; Investor
Director

Robert G. Sampson    Investor; Director (1968   1969     131,468 (9)      1.91%
Age: 72              to present) of Monmouth Real
Director             Estate Investment Corporation;
                     Director (1963 to present) of
                     Monmouth Capital Corporation,;
                     Director (1972 to 1993) of
                     United Jersey Bank;
                     General Partner (1983 to
                     present) of Sampco, Ltd., an
                     investment group.

                                   TOTALS............. 1,744,774         25.37%

1.)    Beneficial   ownership,  as  defined   herein,   includes   common
stock as to which a person has or shares voting and/or investment power as of March 14, 1997.

2.)    Includes   8,865  shares  held  by  Mr.  Bencivenga's   wife   and
2,599 shares held in the United Mobile Homes, Inc. 401(k) Plan.

3.)   Includes  12,977  shares  held  jointly  with  Ms.  Chew's  husband
and   4,780  shares  held  in  the  United  Mobile  Homes,  Inc.   401(k)
Plan.

4.)   Includes   (a)   48,469  shares  held  as   Trustee   for   Defined
Benefit  Pension  Plan  for  which  Mr.  Kaempffer  has  power  to   vote
and (b) 2,000 shares held by Mr. Kaempffer's wife.

5.) Includes (a) 54,855 shares held by Mr. Landy's wife, (b) 172,608 shares held by Landy Investments, Ltd. in which Mr. Landy has a beneficial interest, (c) 52,442 shares held in the Landy &
Landy, Employee's Pension Plan, of which Mr. Landy is a Trustee with power to vote, and (d) 98,281 shares held in the Landy &
Landy, Employees' Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 199,509 shares held by Mr. Landy's adult children in which he disclaims any beneficial interest.

6.)   Includes  (a)  23,855  shares  held  jointly  with  Mr.  Samuel  A.
Landy's  wife,  (b)  13,751  in a custodial account  for  his  sons,  and
(c)   4,550  shares  held  in  the  United  Mobile  Homes,  Inc.   401(k)
Plan.

7.) Includes (a) 33,870 shares owned by Mr. Molke's wife, (b) 132,849 shares in the Richard H. Molke Grantor Retained Annuity
Trust   dated  December  21,  1992,  and  (c)  132,849  shares   in   the
Louise  G.  Molke  Grantor  Retained Annuity  Trust  dated  December  21,
1992.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table.

       The following Summary Compensation Table shows compensation paid by the Company for services rendered during 1997, 1996 and
1995  to  the  Chairman  of  the  Board, President  and  Vice  President.
There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and                                Annual Compensation
Principal Position   Options  Year   Salary      Bonus      All Other
Eugene W. Landy       50,000  1997   $  -        $  -       $343,850 (1)
Chairman of the       50,000  1996   $  -        $  -       $347,350 (1)
  Board                 -     1995   $  -        $  -       $310,160 (1)

Samuel A. Landy       25,000  1997   $181,500    $ 39,981   $ 18,880 (2)
President             25,000  1996   $165,000    $ 10,846   $ 18,880 (2)
                      25,000  1995   $150,000    $ 15,769   $ 16,674 (2)

Anna T. Chew           8,000  1997   $100,000    $ 11,846   $ 14,955 (3)
Vice President        10,000  1996   $ 86,650    $ 10,333   $ 13,509 (3)
Chief Financial       10,000  1995   $ 76,650    $ 10,948   $ 11,428 (3)
  Officer

          (1) Represents base compensation of $150,000 in 1997, 1996 and 1995, and a bonus of $15,000 in 1996, as well as Directors' fees and legal fees.
                 Includes   an   accrual   of  $160,000,   $160,000   and
          $130,000   for   1997,   1996  and   1995,   respectively   for
          pension and other benefits in accordance with Eugene W. Landy's employment contract.
          (2)    Represents   Directors'  fees,   fringe   benefits   and
          discretionary   contributions   by   the   Company    to    the
          Company's 401(k) Plan allocated to an account of the named executive officer.
     (3) Represents Directors' fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

Stock Option Plan.

     The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 1997:

                                                             Potential Realized
                                                              Value at Assumed
                              % of Total   Price              Annual Rates for
                    Options   Granted to    Per   Expiration      Option Term
Name                Granted   Employees    Share     Date        5%        10%

Eugene  W.  Landy    25,000       23%    $13.375     3/17/02   $52,500  $153,800
Eugene  W.  Landy    25,000       23%    $13.0625   12/15/02   $52,333  $151,558
Samuel  A.  Landy    25,000       23%    $13.125     1/03/02   $50,775  $150,000
Anna T. Chew          8,000        7%    $11.5       6/25/02   $25,440  $ 56,160

      The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 1997:


                                                                  Value of
                                                                 Unexercised
                                                                   Options
                                       Number of Unexercised    at Year-End
                  Shares    Value     Options at Year-End         Exercisable/
Name            Exercised  Realized  Exercisable/Unexercisable   Unexercisable

Eugene W. Landy    -0-       N/A       50,000   /   50,000    $175,000 / $  -0-
Samuel A. Landy    -0-       N/A       75,000   /   25,000    $181,250 / $  -0-
Anna  T.  Chew   10,000    $73,750     40,000   /    8,000    $142,500 / $2,000

Compensation of Directors.

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

Report of Board of Directors.

Overview and Philosophy

      The Company has a Compensation Committee consisting of two independent outside Directors. This Committee is responsible for making recommendations to the Board of Directors concerning executive compensation. The Compensation Committee takes into consideration three major factors in setting compensation.

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

Evaluation

      The Company had a satisfactory year. The stock price rose from 11-3/8 at December 31, 1996 to 11-3/4 at December 31, 1997.
The Committee reviewed the progress made by Mr. Eugene W. Landy, Chairman of the Board, in expanding the Company. Mr. Eugene Landy completed the purchase of an additional community during 1997. Mr. Eugene Landy is under an employment agreement with the Company. His base compensation under this contract is $150,000 per year. (The Summary Compensation Table shows an annual compensation to Mr. Eugene Landy of $150,000 plus $33,850 in director's and other legal fees plus $160,000 accrual for pension and other benefits for a total of $343,850 in 1997.) The Committee granted Mr. Eugene Landy an option to purchase 25,000 shares for 1996 and an option to purchase 25,000 shares for 1997. Both options were granted in 1997.

      The  Committee also reviewed the progress made  by  Mr.  Samuel
A. Landy, President. Net income and funds from operations increased by approximately 13% and 11%, respectively. Mr. Samuel Landy is under an employment agreement with the Company. His base compensation under this contract is $181,500 for 1997 and will increase to $199,650 for 1998. The Committee granted Mr. Samuel Landy a bonus of $33,000 for 1996 which was paid in 1997.

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

                           1992    1993    1994     1995     1996   1997

United Mobile Homes, Inc.   100     162     177      249      307    336
NAREIT All REIT             100     119     120      141      192    228
S & P 500                   100     110     111      153      188    251

ITEM  12  -  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

      On March 12, 1998, no person owned of record, or was known by the Company to own beneficially more than five percent (5%) of the shares of the Company, except the following:

                                                                   Percent
                        Name and Address          Shares Owned       of
Title of Class          of Beneficial Owner       Beneficially     Class

Common Stock            Beechmont Co., as Agent      394,400       5.74%
                        122 East 42nd St.
                        New York, NY  10168

Common Stock            Eugene W. Landy              842,970      12.25%
                        20 Tuxedo Road
                        Rumson, NJ  07760

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

       Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 14(a)(1)(vi),
Note 8 of the Notes to Consolidated Financial Statements - Related Party Transactions.

                                  PART IV

ITEM  14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND  REPORTS  ON
FORM 8-K

(a) (1) The following Financial Statements are filed as part of this report.

                                                                 Page(s)

(I)       Independent Auditors' Report                             27

(ii)      Consolidated Balance Sheets as of December 31, 1997      28
          and 1996

(iii)     Consolidated Statements of Income for the years          29
          ended December 31, 1997, 1996 and 1995

(iv)      Consolidated Statements of Shareholders' Equity for      30
          the years ended December 31, 1997, 1996 and 1995

(v)       Consolidated Statements of Cash Flows for the years      31
          ended December 31, 1997, 1996 and 1995

(vi)      Notes to Consolidated Financial Statements              32-43

(a) (2) The following Financial Statement Schedule for the years ended December 31, 1997, 1996 and 1995 is filed as part of this report.

(i)       Schedule III - Real Estate and Accumulated               44
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

                    (f)  Employment contract with Ms. Anna T.
                    Chew effective January 1, 1997 is incorporated by reference to that filed with the Company's 1996 Form 10-K filed with the SEC on March 27, 1997.

(21)                Subsidiaries of the Registrant:

                    The Company operates through eight wholly-owned multiple subsidiaries carrying on the same line of business. The parent company of these subsidiaries is the Registrant. The line of business is the operation of manufactured home communities.

(23)                Consent of KPMG Peat Marwick LLP

(a)(3)(b)           Reports of Form 8-K

                    On December 19, 1997, the Company filed Form
                    8-K to report the acquisition of Waterfalls Village.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Short Hills, New Jersey
March 10, 1998
                                        /s/KPMG Peat Marwick LLP

                    UNITED MOBILE HOMES, INC.
                   CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1997 AND 1996
                                                  1997              1996
                    - ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                      $   6,351,506       $  5,927,136
  Site and Land Improvements                   43,927,856         35,983,165
  Buildings and Improvements                    2,592,125          1,930,345
  Rental Homes and Accessories                  5,339,857          4,907,832
                                               ----------         ----------
   Total Investment Property                   58,211,344         48,748,478
  Equipment and Vehicles                        2,416,402          2,163,179
                                               ----------         ----------
   Total Investment Property and Equipment     60,627,746         50,911,657

  Accumulated Depreciation                    (22,918,677)       (21,024,163)
                                               ----------         ----------
   Net Investment Property and Equipment       37,709,069         29,887,494
                                               ----------         ----------

OTHER ASSETS
 Cash and Cash Equivalents                        191,319          1,195,095
 Securities Available for Sale                  3,547,236          1,441,037
 Notes and Other Receivables                      678,280            507,199
 Unamortized Financing Costs                      172,694            160,744
 Prepaid Expenses                                 109,415            284,993
 Land Development Costs                         1,191,246          2,398,644
                                              -----------         ----------
  Total Other Assets                            5,890,190          5,987,712
                                              -----------         ----------
 TOTAL ASSETS                               $  43,599,259       $ 35,875,206
                                              ===========         ==========

           -LIABILITIES AND SHAREHOLDERS' EQUITY-
LIABILITIES:
MORTGAGES PAYABLE                           $  20,111,023       $ 17,351,030
                                               ----------         ----------
OTHER LIABILITIES
 Accounts Payable                                 222,474            206,426
 Loans Payable                                    578,973                -0-
 Accrued Liabilities and Deposits               1,477,855          1,520,641
 Tenant Security Deposits                         378,393            370,964
                                               ----------         ----------
  Total Other Liabilities                       2,657,695          2,098,031
                                               ----------         ----------
 Total Liabilities                             22,768,718         19,449,061
                                               ----------         ----------
SHAREHOLDERS' EQUITY:
 Common Stock - $.10 par value per share,
  10,000,000 shares authorized, 6,865,312
  and 6,433,676 issued and outstanding as
  of December 31, 1997 and 1996,
  respectively                                    686,531            643,368
 Additional Paid-In Capital                    20,572,786         16,275,434
 Unrealized Holding Gains on
  Securities Available for Sale                   239,017             76,501
 Accumulated Deficit                             (667,793)          (569,158)
                                               ----------         ----------
  Total Shareholders'Equity                    20,830,541         16,426,145
                                               ----------         ----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $  43,599,259       $ 35,875,206
                                               ==========         ==========

                    See Accompanying Notes to
                Consolidated Financial Statements

                        UNITED MOBILE HOMES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                     1997            1996           1995
Rental and Related Income        $ 15,423,111   $ 14,533,218    $ 13,332,961

Community Operating Expenses        6,817,094      6,221,749       5,883,793
                                   ----------     ----------      ----------

Income from Community
 Operations                         8,606,017      8,311,469       7,449,168
Other Expenses (Income):
 General and Administrative         1,356,736      1,512,623       1,228,850
 Interest Expense                   1,123,445      1,434,875       1,675,998
 Interest and Dividend Income     (   240,700)   (    93,579)    (    65,999)
 Depreciation Expense               2,116,732      2,007,449       1,872,942
 Other                                 42,000         54,222         251,554
                                  -----------     ----------      ----------
Income Before (Loss) Gain
 on Sales of Assets                 4,207,804      3,395,879       2,485,823
(Loss) Gain on Sales of Assets    (    10,546)       333,647           5,758
                                   ----------    -----------     -----------
Net Income                       $  4,197,258   $  3,729,526    $  2,491,581
                                   ==========    ===========     ===========
Net Income Per Share -
  Basic and Diluted              $        .63   $        .61    $        .44
                                   ==========    ===========     ===========
Weighted Average Shares
 Outstanding:
  Basic                             6,617,479      6,072,637       5,639,455
  Diluted                           6,679,994      6,155,018       5,693,011



                        See Accompanying Notes to
                    Consolidated Financial Statements

                      UNITED MOBILE HOMES, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        Unrealized
                                                          Holding
                                                          Gains on
                                            Additional   Securities
                          Common    Stock     Paid-In     Available  Accumulated
                          Number    Amount    Capital      For Sale   Deficit
Balance 12/31/94         5,496,163  $549,616  $7,839,960  $     -0- $(  667,793)

Common Stock Issued with
 the Dividend Reinvestment
 and Stock Purchase Plan   354,468    35,447   2,996,523        -0-         -0-

Distributions                  -0-      -0-          -0-   (463,266) (2,491,581)

Net Income                     -0-      -0-          -0-       -0-    2,491,581
                         ---------   -------   ---------    -------   ---------
Balance 12/31/95         5,850,631   585,063  10,373,217        -0-  (  667,793)

Common Stock Issued with
 the Dividend Reinvestment
 and Stock Purchase Plan   526,045    52,605   5,619,417        -0-         -0-

Common Stock Issued
 through the Exercise of
 Stock Options              57,000     5,700     282,000        -0-         -0-

Distributions                  -0-       -0-         -0-        -0-  (3,630,891)

Net Income                     -0-       -0-         -0-        -0-   3,729,526

Unrealized Holding Gains
 on Securities Available
 for Sale                      -0-       -0-         -0-     76,501         -0-
                         ---------   -------  ----------     ------   ---------
Balance 12/31/96         6,433,676   643,368  16,275,434     76,501  (  569,158)

Common Stock Issued with
 the Dividend Reinvestment
 and Stock Purchase Plan   382,636    38,263   4,309,405        -0-         -0-

Common Stock Issued
 Through the Exercise of
 Stock Options              49,000     4,900     312,350        -0-         -0-

Distributions                  -0-       -0-  (  324,403)            (4,295,893)

Net Income                     -0-       -0-         -0-        -0-   4,197,258

Unrealized Holding Gains
 on Securities Available
 for Sale                      -0-       -0-         -0-    162,516        -0-
                          --------    -------   --------    -------    --------

Balance 12/31/97         6,865,312  $686,531 $20,572,786  $ 239,017 $(  667,793)
                         =========   =======  ==========    =======  ==========

     See Accompanying Notes to Consolidated Financial Statements
                                -30-

                    UNITED MOBILE HOMES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           1997           1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                            $ 4,197,258     $ 3,729,526   $ 2,491,581
 Depreciation                           2,116,732       2,007,449     1,872,942
 Amortization                              42,000          54,222       251,554
 Gains on Sales of Securities          (   92,811)            -0-           -0-
  Available for Sale
 (Loss) Gain on Sales of Investment
   Property and Equipment                  10,546      (  333,647)   (    5,758)
Changes in Operating Assets
 and Liabilities -
 Notes and Other Receivables           (  171,081)         40,580       129,475)
 Prepaid Expenses                         175,578      (   12,289)       13,444
 Accounts Payable                          16,048           9,069        45,809
 Accrued Liabilities & Deposits        (   42,786)        276,955        76,955
 Tenant Security Deposits                   7,429          51,732        25,204
                                        ---------       ---------     ---------
Net Cash Provided by Operating
 Activities                             6,258,913       5,823,597     4,642,256
                                        ---------       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home
 Communities                           (4,236,000)     (3,435,506)  ( 1,810,906)
Acquisition of Minority Interest              -0-             -0-   (   132,600)
Purchase of Investment Property
 and Equipment                         (2,537,589)     (2,217,809)  ( 1,778,402)
Proceeds from Sales of Investment
 Property and Equipment                   332,615         636,731       288,494
Additions to Land Development          (2,300,481)     (2,247,827)  (   955,546)
Purchase of Securities Available
 for Sale                              (2,743,605)     (1,364,536)          -0-
Proceeds from Sales of Securities
 Available for Sale                       892,733             -0-           -0-
                                        ---------       ---------     ---------
Net Cash Used by Investing Activities (10,592,327)     (8,628,947)  ( 4,388,960)
                                       ----------       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans       3,150,000       1,300,000    18,700,000
Net Proceeds from (Repayments of
 Short-Term Borrowings                    578,973             -0-   (   500,000)
Principal Payments of Mortgages
 and Loans                           (    390,007)     (1,656,605)  (16,629,690
Financing Costs on Debt              (     53,950)     (   15,863)      214,994)
Proceeds from Dividend Reinvestment
 and Stock Purchase Plan                2,522,815       4,219,869     1,729,159
Proceeds from Exercise of Stock
 Options                                  317,250         288,500           -0-
Dividends Paid                       (  2,795,443)     (2,178,738)  ( 1,652,036)
                                      -----------       ---------    ----------
Net Cash Provided by
 Financing Activities                   3,329,638       1,957,163     1,432,439
                                      -----------       ---------    ----------
NET (DECREASE) INCREASE IN CASH      (  1,003,776)     (  848,187)    1,685,735
CASH & CASH EQUIVALENTS - BEGINNING     1,195,095       2,043,282       357,547
                                        ---------       ---------     ---------
CASH & CASH EQUIVALENTS - ENDING      $   191,319      $1,195,095   $ 2,043,282
                                       ==========       =========    ==========

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS - The Company owns and operates twenty-four manufactured home communities containing 5,609 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

These manufactured home communities are listed by trade names as follows:

  MANUFACTURED HOME COMMUNITY             LOCATION

  Allentown                               Memphis, Tennessee
  Brookview Village                       Greenfield Center, New York
  Cedarcrest                              Vineland, New Jersey
  Cranberry Village                       Cranberry Twp., Pennsylvania
  Cross Keys Village                      Duncansville, Pennsylvania
  D & R Village                           Clifton Park, New York
  Edgewood Estates                        Apollo, Pennsylvania
  Fairview Manor                          Millville, New Jersey
  Forest ParK Village                     Cranberry Township, Pennsylvania
  Heather Highlands                       Inkerman, Pennsylvania
  Highland Estates                        Kutztown, Pennsylvania
  Kinnebrook                              Monticello, New York
  Lake Sherman Village                    Navarre, Ohio
  Memphis Mobile City                     Memphis, Tennessee
  Oxford Village                          West Grove, Pennsylvania
  Pine Ridge Village                      Carlisle, Pennsylvania
  Port Royal Village                      Belle Vernon, Pennsylvania
  River Valley Estates                    Marion, Ohio
  Sandy Valley Estates                    Magnolia, Ohio
  Southwind Village                       Jackson, New Jersey
  Spreading Oaks Village                  Athens, Ohio
  Waterfalls Village                      Hamburg, New York
  Woodlawn Village                        Eatontown,  New Jersey
  Wood Valley                             Caledonia, Ohio

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

INVESTMENT PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are carried at cost. Depreciation for Sites and Building (15 to 27.5 years) is computed principally on the straight-line method over the estimated useful lives of the assets. Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles (3 to 27.5 years) is computed principally on the straight-line method. Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites or Site Improvements. Maintenance and repairs are charged to income as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year's results of operations. If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. If a property is determined to be impaired, it will be recorded at fair value.

UNAMORTIZED FINANCING COSTS - Legal fees and loan processing fees for new and restructured mortgages are being amortized over the life of the related debt. Amortization expenses charged to Other Expenses for the years ended December 31, 1997, 1996 and 1995 were $42,000, $54,222 and $251,554, respectively.

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

REVENUE RECOGNITION - The Company derives its income from the rental of manufactured home sites. The Company also owns approximately 350 rental units which are rented to residents. Revenue is recognized on the accrual basis.

NET INCOME PER SHARE - Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All prior years' net income per share
have  been  restated  in accordance with the  Statement.   Basic  net
income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period
(6,617,479,   6,072,637  and   5,639,455  in  1997,  1996  and  1995,
respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method
(6,679,994,   6,155,018  and  5,693,011   in  1997,  1996  and  1995,
respectively (See Note 6). Options in the amount of 62,515, 82,381 and 53,556 for 1997, 1996 and 1995, respectively, are included in the diluted weighted average shares outstanding.

STOCK OPTION PLANS - Stock option plans are accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to
Employees". Included in these Notes to Consolidated Financial Statements are the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," which assumes the fair value based method of accounting had been adopted.
                                -33-

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT

      On  January 10, 1996, the Company acquired Wood Valley, a  161-
space   manufactured  home  community  located  in  Caledonia,  Ohio.
The purchase price, including closing costs, totaled $2,013,706.

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

       On December 19, 1997, the Company acquired Waterfalls Village, a 202-space manufactured home community located in Hamburg, New York. The purchase price, including closing costs, totaled $4,236,000.

      The Company is currently conducting an expansion program at a number of its communities. During 1997, 146 spaces were added to existing communities.

      The following is a summary of accumulated depreciation by major classes of assets:

                         December 31, 1997         December 31, 1996

Site & Land Improvements $  19,018,397             $  17,528,736
Buildings & Improvements     1,129,522                 1,026,567
Rental Homes & Accessories   1,251,986                 1,099,786
Equipment & Vehicles         1,518,772                 1,369,074
                            ----------                ----------
Total Accumulated
  Depreciation           $  22,918,677             $  21,024,163
                            ==========                ==========

NOTE 4 - SECURITIES AVAILABLE FOR SALE

      The following is a summary of securities available for sale at December 31, 1997 and 1996:

                                             1997                     1996
                                                 Market                   Market
                                     Cost         Value        Cost        Value

Equity Securities:
  Monmouth Real Estate Investment *
   Corporation (203,550 shares and
   72,433 shares at December 31,
   1997 and 1996, respectively)  $1,183,693    $1,323,078  $  415,587 $  416,486

  Monmouth Capital Corporation *
   (21,269 shares and 18,195
    shares at December 31, 1997
     and 1996, respectively)         54,036        61,148      44,561     45,488

  Other Equity Securities           995,480     1,021,635     308,428    362,625

Debt Securities                   1,075,010     1,141,375     595,960    616,438
                                  ---------     ---------   ---------  ---------
  Total                          $3,308,219    $3,547,236  $1,364,536 $1,441,037
                                  =========     =========   =========  =========
* Related Company - See Note 8.

     Gross unrealized gains and losses on the above securities amounted to $240,470 and $1,453, respectively, at December 31, 1997 and $76,501 and $-0-, respectively at December 31, 1996. The maturity dates on debt securities range from 2001 to 2003.

NOTE 5 - NOTES AND MORTGAGES PAYABLE

      The following is a summary of mortgages payable at December 31, 1997 and 1996:

                                     Interest
Mortgages                     Due      Rate       1997        1996
                              Date

D & R Village               09-01-00   8.35%  $ 1,790,191  $ 1,815,738
Sandy Valley                05-01-00  10.50%      862,238      878,944
Waterfalls Village          01-01-03   7.625%   3,150,000          -0-
Various 5 properties)       12-01-00   7.50%   14,308,594    14,656,348
                                               ----------    ----------
TOTAL MORTGAGES PAYABLE                       $20,111,023   $17,351,030
                                               ==========    ==========

      At December 31, 1997 and 1996, mortgages are collateralized by real property with a carrying value of $20,584,479 and $15,038,668, respectively, before accumulated depreciation and amortization. Interest costs amounting to $250,000 was capitalized during the fourth quarter of 1997 in connection with the Company's expansion program.

UNSECURED LINE OF CREDIT

   The Company has a $500,000 unsecured line of credit with Summit Bank, all of which was utilized at December 31, 1997. The interest rate on this line of credit is prime plus 1/2%. This line of credit expired on December 20, 1997 but was extended and increased to $1,000,000 in January 1998.

RECENT FINANCING

   On December 19, 1997, the Company entered into a $3,150,000 mortgage payable to Summit Bank. The interest rate on this mortgage is fixed at 7.625%. This mortgage loan is due on
January 1, 2003. Proceeds of this mortgage were used to purchase Waterfalls Village (See Note 3).

   The aggregate principal payments of all mortgages payable are scheduled as follows:

                 1998 -      $    487,728
                 1999 -           527,032
                 2000 -        16,160,692
                 2001 -            83,431
                 2002 -            90,114
                 Thereafter -   2,762,026
                               ----------
                 Total -     $ 20,111,023
                               ==========

NOTE 6 - EMPLOYEE STOCK OPTIONS

   Effective January 1, 1984, the shareholders approved a Stock Option Plan for officers and key employees. This plan expired during 1994. As of December 31, 1997 and 1996, 14,000 and 41,000
shares, respectively, of stock options previously granted remained outstanding under this plan.

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

   A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years then ended are as follows:


                            1997              1996               1995
                              Weighted-        Weighted-            Weighted-
                              Average            Average             Average
                              Exercise          Exercise             Exercise
                    Shares     Price   Shares     Price       Shares   Price

Outstanding at
 Beginning of year  278,000   $ 8.31    272,000     7.08      160,000
Granted             107,500    12.69     63,000    10.70      112,000    8.29
Exercised          ( 49,000     6.47   ( 57,000)    5.06          -0-     -0-

Outstanding at      -------             -------               -------
 End of year        336,500     9.97    278,000     8.31      272,000    7.08
                    =======             =======               =======
Options exercisable
 at end of year     229,000             215,000               160,000
Weighted-average
 Fair value of
 Options granted
 During the year                1.99               2.08                  1.61

  The Company elected to continue following APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                    1997           1996         1995

Net Income       As reported    $4,197,258      $3,729,526   $2,491,581
                 Pro forma       4,066,414       3,603,216    2,349,981

Net Income Per
 Share - Basic   As reported           .63             .61          .44
 and Diluted     Pro forma             .61             .59          .41

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 5 percent; expected volatility of 25 percent; risk-free interest rates of 6.24 percent in 1997 and 6.5 percent in 1996 and 1995; and expected lives of five years.

   The following is a summary of stock options outstanding as of December 31, 1997:

       Date of   Number of    Number of    Option   Expiration
        Grant    Employees     Shares       Price      Date

       07/27/93      2         4,000 *      5.625    07/27/98
       09/27/93      1        10,000 *      6.50     09/27/98
       05/31/94      1        25,000 *      9.125    05/31/99
       10/18/94      6        29,000 *      7.125    10/18/99
       01/05/95      2        75,000 *      8.25     01/05/00
       08/03/95      4        14,000 *      8.375    08/03/00
       08/17/95      2        15,000 *      8.375    08/17/00
       01/10/96      1        25,000 *     10.625    01/10/01
       06/27/96      6        32,000 *     10.75     06/27/01
       01/03/97      1        25,000       13.125    01/03/02
       03/17/97      1        25,000       13.375    03/17/02
       06/25/97      8        32,500       11.50     06/25/02
       12/15/97      1        25,000       13.0625   12/15/02
                             -------
                             336,500
                             =======
  * Exercisable

   As of December 31, 1997, there were 405,500 shares available for grant under these plans.

NOTE 7 - 401(K) PLAN

   All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company's 401(k) Plan (Plan). Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of 18%) and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 1997, 1996 and 1995, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary. This amounted to $33,218, $36,445 and $34,056 for 1997, 1996 and 1995,
respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS

TRANSACTIONS WITH AFFILIATED PARTNERSHIPS

   Royal Green Ltd., a partnership in which Mr. Eugene W. Landy has a significant ownership interest, owns 30 homes located in Allentown in Memphis, Tennessee. The Company charges Royal
Green, Ltd. market rent on each occupied unit.

TRANSACTIONS WITH MONMOUTH REAL ESTATE INVESTMENT CORPORATION

   During 1997 and 1996, the Company purchased shares of Monmouth Real Estate Investment Corporation (MREIC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See
Note 4). There are five Directors of the Company who are also Directors and shareholders of MREIC.

TRANSACTIONS  WITH MONMOUTH CAPITAL CORPORATION  AND  THE  MOBILE
HOME STORE, INC.

   During 1997 and 1996, the Company purchased shares of Monmouth Capital Corporation (MCC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). Six directors of the Company are also directors and shareholders of MCC.

   The Company receives rental income from The Mobile Home Store,
Inc. (MHS), a wholly-owned subsidiary of MCC. MHS sells and finances the sales of manufactured homes.

   MHS pays the Company market rent on sites where MHS has a home
for  sale.   Total  site  rental  income  from  MHS  amounted  to
$117,709,  $98,167 and $40,423, respectively for the years  ended
December 31, 1997 and 1996 and 1995.

   Effective April 1, 1995, the Company and MHS entered into an agreement whereby MHS leases space from the Company to be used as sales lots, at market rates, at most of the Company's communities. Total rental income relating to these leases amounted to $90,000, $90,000 and $67,500 for the years ended December 31, 1997, 1996 and 1995, respectively.

   As a REIT, the Company cannot be in the business of selling manufactured homes for profit. During 1997, 1996 and 1995, the Company had approximately $134,000, $64,000 and $180,000 respectively, of rental homes that were sold to MHS at book value.

   During 1997, 1996 and 1995, the Company purchased from MHS at its cost 7, 13 and 10 new homes, respectively totaling $198,374, $298,025 and $196,952, respectively to be used as rental homes.

DIRECTORS', MANAGEMENT AND LEGAL FEES

   During  the  years  ended December 31, 1997,  1996  and  1995,
Directors', management, and legal fees to Mr. Eugene W. Landy and the law firm of Landy & Landy amounted to $183,850, $187,350 and $180,160, respectively.

OTHER MATTERS

   During 1994, the Company entered into a three-year employment agreement and a five-year employment agreement with two of its executive officers. The agreements provide for base compensation, bonuses and fringe benefits, in addition to specified severance and retirement benefits. The Company is accruing these benefits over the terms of the agreements. Included in general and administrative expense for the years ended December 31, 1997, 1996 and 1995 were $167,500, $174,050 and $155,650, respectively, relating to these agreements.

NOTE 9 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

  The Company has a Dividend Reinvestment and Stock Purchase Plan
(DRIP). Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at approximately 95% of the market price. Shareholders may also purchase additional shares at approximately 95% of their market price by making optional cash payments. Generally, dividend reinvestments and purchases of shares are made quarterly on March 15, June 15, September 15 and December 15.

   Amounts received and shares issued in connection with the DRIP for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                 1997          1996          1995

Amounts Received/Dividends   $4,347,668     $5,672,022   $3,031,970
 Reinvested
Number of Shares Issued         382,636        526,045      354,468

NOTE 10 - DISTRIBUTIONS

   The following dividends were paid to shareholders during the years ended December 31, 1997, 1996 and 1995:

                           1997                1996                1995
Quarter Ended        Amount  Per Share    Amount  Per Share  Amount  Per Share

March 31          $1,129,043  $ .175   $  877,906  $  .15   $687,020   $ .125
June 30            1,144,741    .175      894,971     .15    696,425     .125
September 30       1,163,882    .175      915,813     .15    707,884     .125
December 31        1,182,630    .175      942,201     .15    863,518     .150
                   ---------   ----     ---------   -----  ---------    -----
                  $4,620,296  $ .70    $3,630,891  $  .60 $2,954,847   $ .525
                   =========   ====     =========   =====  =========    =====


   Total distributions to shareholders for 1997 amounted to $4,620,296, or $.70 per share, of which $.608 per share was taxed as ordinary income, $.012 per share was taxed as a capital gain and $.08 per share was a return of capital. This amount does not include the dividend resulting from the discount on shares purchased through the Company's Dividend Reinvestment and Stock Purchase Plan.

   On December 9, 1997, the Company declared a dividend of $.175 per share to be paid on March 16, 1998 to shareholders of record
February 17, 1998.

NOTE 11 - FEDERAL INCOME TAXES

   The Company elected to be taxed as a REIT. As the Company has distributed all of its income currently, no provision has been made for Federal income or excise taxes for the years ended
December 31, 1997, 1996 and 1995.

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

   On May 13, 1997 an engineering firm, Stults and Associates, Inc. (Stults) obtained a judgment against the Company in the amount of $59,071. The Company has refused to pay Stults since the Company believes that the work was not done pursuant to the contract. The Company filed a counterclaim against Stults which was dismissed by the trial judge. The Company and Stults continue to appeal. The Company seeks $200,000 from Stults based on the dismissed counterclaim. Stults seeks attorneys fees and additional fees by way of appeal. Management believes that the outcome of this lawsuit will not have a material effect on the financial condition or results of operations of the Company.

   On January 17, 1996, a home owned by a resident at one of the Company's communities was damaged due to a propane gas explosion in the resident's home. This explosion damaged other surrounding resident owned homes. Along with the gas company, the Company was named in a lawsuit by a resident. This suit is in discovery stages and is being defended by our insurance company.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values (See Note 4). The fair value of mortgages payable approximates their current carrying amounts since such amounts payable are at a current market rate of interest.

NOTE 14 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement
130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement. The adoption of Statement
130 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid during the years ended December 31, 1997, 1996 and 1995 for interest was $1,373,445, $1,434,875 and $1,701,454, respectively.

   During the years ended December 31, 1997, 1996 and 1995,  land
development   costs   of  $3,507,879,  $518,058   and   $843,448,
respectively   were  transferred  to  investment   property   and
equipment and placed in service.

   During the year ended December 31, 1995, the Company purchased Edgewood Estates. This purchase calls for an additional $200,000 payment if certain conditions are met. This amount, which is included in accrued liabilities, has been added to investment property and equipment.

   During  the years ended December 31, 1997, 1996 and 1995,  the
Company had dividend reinvestments of $1,824,853, $1,452,153 and $1,302,811, respectively which required no cash transfers.

                        UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1997


Column   A              Column  B              Column   C        Column   D
                                      Year of Acquisition
                                                  Site, Land    Capitalization
                                                 & Building      Subsequent to
Description           Encumbrances      Land    Improvements       Acquisition
Memphis,  TN          $        -0-    $250,000  $  2,569,101       $   888,611
Greenfield Center, NY          -0-      37,500       232,547         1,405,698
Vineland,  NJ                     (3)  320,000     1,866,323           602,844
Cranberry Township, PA         -0-     181,930     1,922,931           170,674
Duncansville, PA               -0-      60,774       378,093           270,140
Clifton Park, NY         1,790,191     391,724       704,021           550,318
Apollo, PA                     -0-     670,000     1,336,600           391,585
Millville, NJ                  -0-     216,000     1,166,517         1,688,009
Zelienople, PA                 -0-      75,000       977,225           994,080
Inkerman, PA                   -0-     572,500     2,151,569         1,462,149
Kutztown, PA                   -0-     145,000     1,695,041         1,678,571
Monticello, NY                 -0-     235,600     1,402,572         1,327,221
Navarre,  OH                   -0-     290,000     1,457,673           612,109
Memphis,  TN                   -0-      78,435       810,477         1,126,160
West Grove, PA                    (3)  175,000       990,515           820,168
Carlisle, PA                   -0-      37,540       198,321           636,676
Belle Vernon, PA                  (3)  150,000     2,491,796         1,183,947
Marion, OH                     -0-     236,000       785,293         1,297,114
Magnolia, OH               862,238     270,000     1,941,430         1,344,360
Jackson,  NJ                      (3)  100,095       602,820         1,275,526
Athens,  OH                    -0-      67,000     1,326,800            37,638
Hamburg,  NY             3,150,000     424,000     3,812,000               -0-
Caledonia,  OH                 -0-     260,000     1,753,206            49,038
Eatontown,  NJ                    (3)  157,421       280,749           129,422
                        ----------   ---------    ----------        ----------
                         5,802,429  $5,401,519   $32,853,620       $19,942,058
                                     =========    ==========        ==========
       Various          14,308,594(3)
                        ----------
                       $20,111,023
                        ==========

                                   -44-

                        UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1997


  Column     A                        Column     E(1)(2)            Column F(1)
                                                         Gross Amount at Which
                                 Carried at 12/31/97
                                   Site, Land
                                   & Building                       Accumulated
  Description              Land   Improvements        Total         Depreciation
Memphis, TN            $  250,000  $ 3,457,712     $ 3,707,712        $1,803,530
Greenfield Center, NY      37,500    1,638,245       1,675,745           848,426
Vineland,  NJ             408,206    2,380,961       2,789,167         1,256,095
Cranberry Twp., PA        181,930    2,093,605       2,275,535         1,159,102
Duncansville, PA           60,774      648,233         709,007           511,510
Clifton Park, NY          391,724    1,254,339       1,646,063           845,116
Apollo, PA                670,000    1,728,185       2,398,185           164,564
Millville,  NJ            631,137    2,439,389       3,070,526          901,311
Zelienople,  PA            75,000    1,971,305       2,046,305         1,461,576
Inkerman,  PA             572,500    3,613,718       4,186,218           631,318
Kutztown, PA              422,839    3,095,773       3,518,612           685,260
Monticello, NY            318,472    2,646,921       2,965,393           753,401
Navarre,  OH              290,000    2,069,782       2,359,782           801,223
Memphis,  TN               78,435    1,936,637       2,015,072           796,686
West Grove, PA            175,000    1,810,683       1,985,683         1,322,141
Carlisle,  PA             145,473      727,064         872,537           645,685
Belle Vernon, PA          150,000    3,675,743       3,825,743         2,739,576
Marion,  OH               236,000    2,082,407       2,318,407           615,045
Magnolia,  OH             270,000    3,285,790       3,555,790         1,506,171
Jackson,  NJ              100,095    1,878,346       1,978,441         1,368,785
Athens,  OH                67,000    1,364,438       1,431,438            68,153
Hamburg, NY               424,000    3,812,000       4,236,000               -0-
Caledonia,  OH            260,000    1,802,244       2,062,244           126,841
Eatontown,  NJ            135,421      432,171         567,592           377,409
                        ---------   ----------      ----------        ----------
                       $6,351,506  $51,845,691     $58,197,197       $21,388,924
                        =========   ==========      ==========        ==========


                              -44a-

                        UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1997


   Column   A                Column  G           Column   H          Column I
                               Date of              Date           Depreciable
  Description              Construction          Acquired             Life
Memphis, TN                prior to 1980           1986              3 to 27.5
Greenfield Center, NY      prior to 1970           1977              3 to 27.5
Vineland, NJ                    1973               1986              3 to 27.5
Cranberry Twp., PA              1974               1986              5 to 27.5
Duncansville, PA                1961               1979              3 to 27.5
Clifton Park, NY                1972               1978              3 to 27.5
Apollo, PA                 prior to 1980           1995              5 to 27.5
Millville, NJ              prior to 1980           1985              3 to 27.5
Zelienople, PA             prior to 1980           1982              3 to 27.5
Inkerman, PA                    1970               1992              5 to 27.5
Kutztown, PA                    1971               1979              5 to 27.5
Monticello, NY                  1972               1988              5 to 27.5
Navarre, OH                prior to 1980           1987              5 to 27.5
Memphis, TN                     1955               1985              3 to 27.5
West Grove, PA                  1971               1974              5 to 27.5
Carlisle, PA                    1961               1969              3 to 27.5
Belle Vernon, PA                1973               1983              3 to 27.5
Marion, OH                      1950               1986              3 to 27.5
Magnolia, OH               prior to 1980           1985              5 to 27.5
Jackson, NJ                     1969               1969              3 to 27.5
Athens, OH                 prior to 1980           1996              5 to 27.5
Hamburg, NY                prior to 1980           1997                  27.5
Caledonia, OH              prior to 1980           1996              5 to 27.5
Eatontown, NJ                   1964               1978              3 to 27.5

                              -44b-


                                            /------FIXED ASSETS-----/
(1)    Reconciliation:                12/31/97        12/31/96      12/31/95
   Balance - Beginning of Year     $ 48,733,757   $ 43,300,828  $ 39,505,503
                                     ----------     ----------    ----------
  Additions:
    Acquisitions                      4,236,000      3,407,006     2,006,600
    Improvements                      5,628,858      2,410,284     2,237,114
  Depreciation                              -0-            -0-           -0-
                                     ----------     ----------    ----------
    Total Additions                   9,864,858      5,817,290     4,243,714
                                     ----------     ----------    ----------
     Deletions                          401,418        384,361       448,389
                                     ----------     ----------    ----------
   Balance - End of Year           $ 58,197,197   $ 48,733,757  $ 43,300,828
                                     ==========     ==========    ==========


                                 /--ACCUMULATED DEPRECIATION---/
                                    12/31/97        12/31/96        12/31/95

   Balance - Beginning of Year    $ 19,646,362    $ 18,013,841   $ 16,544,208
  Additions:
  Acquisitions                             -0-             -0-            -0-
  Improvements                             -0-             -0-            -0-
  Depreciation                       1,812,903       1,743,042      1,649,255
                                    ----------      ----------     ----------
    Total Additions                  1,812,903       1,743,042      1,649,255
                                    ----------      ----------     ----------
  Deletions                             70,341         110,521        179,622
                                    ----------      ----------     ----------
  Balance - End of Year           $ 21,388,924    $ 19,646,362   $ 18,013,841
                                   ==========      ==========     ==========

(2) The aggregate cost for Federal tax purposes approximates historical cost.

(3) Represents one mortgage note payable secured by five properties.



















                              -44c-

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

Dated:  March 16, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                         Title                         Date

/s/Eugene W. Landy       Chairman of the Board and     March 16, 1998
EUGENE W. LANDY          Director

/s/Samuel A. Landy       President and                 March 16, 1998
SAMUEL A. LANDY          Director

/s/Anna T. Chew          Vice President and            March 16, 1998
ANNA T. CHEW             Chief Financial Officer
                         and Director

/s/Ernest V. Bencivenga  Secretary/Treasurer and       March 16, 1998
ERNEST V. BENCIVENGA     Director

/s/Robert J. Anderson    Director                      March 16, 1998
ROBERT J. ANDERSON

/s/Charles P. Kaempffer  Director                      March 16, 1998
CHARLES P. KAEMPFFER

/s/Richard H. Molke      Director                      March 16, 1998
RICHARD H. MOLKE

/s/Eugene Rothenberg     Director                      March 16, 1998
EUGENE ROTHENBERG

/s/Robert G. Sampson     Director                      March 16, 1998
ROBERT G. SAMPSON

                                                          EXHIBIT 23






                     INDEPENDENT ACCOUNTANTS' CONSENT



The Board of Directors
United Mobile Homes, Inc.


We consent to incorporation by reference in the Registration Statement (No. 333-13053) on Form S-8 of our report dated March 10, 1998, relating to the consolidated balance sheets of United Mobile Homes, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997 and the related schedule, which report appears in the December 31, 1997 annual report on Form 10-K of United Mobile Homes, Inc.



                                                  /s/KPMG Peat Marwick LLP
                                                  KPMG Peat Marwick LLP


Short Hills, New Jersey
March 16, 1998