Form 10-Q
period 1998-03-31
UNITED MOBILE HOMES INC
filed 1998-05-05
CIK 752642

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1998

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For Quarter Ended                  Commission File Number

       March 31, 1998                          0-13130

                        UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                                    22-1890929
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

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

     Yes            No    X

The number of shares outstanding of issuer's common stock as of
 May 1, 1998   was  6,993,573  shares.

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                              MARCH 31, 1998

PART I - FINANCIAL INFORMATION                               Page No.

Item 1 - Financial Statements

         Consolidated Balance Sheets.....................    3

         Consolidated Statements of Income...............    4

         Consolidated Statements of Cash Flows...........    5

         Notes to Consolidated Financial Statements......   6-7

Item 2 - Management Discussion and Analysis of
         Financial Conditions and Results for Operations.    8


PART II - OTHER INFORMATION                                  9

          SIGNATURES                                        10

                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
                As of March 31, 1998 and DECEMBER 31, 1997

                                               March 31,     December 31,
                                                 1998            1997
        - ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                      $  6,351,506    $  6,351,506
  Site and Land Improvements                  44,222,851      43,927,856
  Buildings and Improvements                   2,640,811       2,592,125
  Rental Homes and Accessories                 5,592,142       5,339,857
                                              ----------      ----------
    Total Investment Property                 58,807,310      58,211,344
  Equipment and Vehicles                       2,486,678       2,416,402
                                              ----------      ----------
    Total Investment Property and Equipment   61,293,988      60,627,746
  Accumulated Depreciation                   (23,467,211)    (22,918,677)
                                              ----------      ----------
    Net Investment Property and Equipment     37,826,777      37,709,069
                                              ----------      ----------
OTHER ASSETS
  Cash and Cash Equivalents                      595,797         191,319
  Securities Available for Sale                4,190,754       3,547,236
  Notes and Other Receivables                    755,911         678,280
  Unamortized Financing Costs                    164,660         172,694
  Prepaid Expenses                               192,577         109,415
  Land Development Costs                       1,486,682       1,191,246
                                              ----------      ----------
    Total Other Assets                         7,386,381       5,890,190
                                              ----------      ----------
TOTAL ASSETS                                $ 45,213,158    $ 43,599,259
                                              ==========      ==========

  -LIABILITIES AND SHAREHOLDERS' EQUITY-

MORTGAGES PAYABLE                           $ 19,988,243    $ 20,111,023
                                              __________      __________
OTHER LIABILITIES
  Accounts Payable                               306,845         222,474
  Loans Payable                                  604,665         578,973
  Accrued Liabilities and Deposits             1,577,697       1,477,855
  Tenant Security Deposits                       389,334         378,393
                                              ----------      ----------
    Total Other Liabilities                    2,878,541       2,657,695
                                              ----------      ----------
TOTAL LIABILITIES                             22,866,784      22,768,718
                                              ----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share
    10,000,000 shares authorized,
    6,993,573 and 6,865,312 issued and
    outstanding, respectively                    699,357         686,531
  Additional Paid-In Capital                  21,920,017      20,572,786
  Accumulated Other Comprehensive Income         546,680         239,017
  Accumulated Deficit                        (   819,680)    (   667,793)
                                              ----------      ----------
    Total Shareholders' Equity                22,346,374      20,830,541
                                              ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 45,213,158    $ 43,599,259
                                              ==========      ==========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                   -3-




                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                        For the THREE MONTHS ended
                          MARCH 31, 1998 and 1997



                                    1998                    1997
Rental and Related Income       $ 4,118,835             $ 3,765,720

Community Operating Expense       1,816,336               1,529,795
                                  ---------               ---------
Income from Community             2,302,499               2,235,925
  Operations

General and Administrative          356,174                 344,104
Interest Expense                    372,121                 335,426
Interest Income                  (   91,895)             (   39,025)
Depreciation                        600,672                 519,720
Other Expenses                       13,200                  10,500
                                  _________               _________
Income before (Loss) Gain
  On Sales of Assets              1,052,227               1,065,200
(Loss) Gain on Sales
  of Assets                      (    1,124)                  7,754
                                  ---------               ---------
Net Income                      $ 1,051,103             $ 1,072,954
                                  =========               =========
Net Income Per Share -
  Basic                         $       .15             $       .17
                                 ==========              ==========
  Diluted                       $       .15             $       .16
                                 ==========              ==========

Weighted Average Shares -
  Basic                           6,900,252               6,465,099
                                  =========               =========
  Diluted                         6,947,147               6,545,104
                                  =========               =========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements



                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the THREE MONTHS ended
                         MARCH 31, 1998 and 1997


                                                      1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                      $ 1,051,103   $ 1,072,954
 Non-Cash Adjustments
  Depreciation                                       600,672       519,720
  Amortization                                        13,200        10,500
  Loss (Gain) on Sales of Assets                       1,124    (    7,754)

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                    (   77,631)        9,127
   Prepaid Expenses                               (   83,162)       40,337
   Accounts Payable                                   84,371    (   40,864)
   Accrued Liabilities & Deposits                     99,842    (  226,664)
   Tenant Security Deposits                           10,941         3,933
                                                   ---------     ---------
 Net Cash Provided by Operating Activities         1,700,460     1,381,289
                                                   ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property
  And Equipment                                   (  481,204)   (  309,485)
 Proceeds from Sales of Assets                        11,700        84,676
 Additions to Land Development                    (  545,436)   (  563,837)
 Purchase of Securities Available for Sale        (  335,855)   (1,175,649)
                                                   ---------     ---------
 Net Cash Used by Investing Activities            (1,350,795)   (1,964,295)
                                                   ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans                    25,692           -0-
 Principal Payments of Mortgages and Loans        (  122,780)   (   98,399)
 Financing Costs on Debt                          (    5,166)          -0-
 Proceeds from Dividend Reinvestment
  And Stock Purchase Plan                            815,857       495,590
 Proceeds from Exercise of Stock Options              75,688        89,250
 Dividends Paid                                   (  734,478)   (  685,189)
                                                   ---------     ---------
Net Cash Provided (Used) by
 Financing Activities                                 54,813    (  198,748)
                                                   ---------     ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               404,478    (  781,754)
CASH & CASH EQUIVALENTS - BEGINNING                  191,319     1,195,095
                                                   ---------     ---------
CASH & CASH EQUIVALENTS - ENDING                 $   595,797   $   413,341
                                                   =========     =========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                   -5-

                        UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998
                               (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1998 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1997 have been omitted.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of SFAS 130.

SFAS 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial statements, SFAS 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements.

For the three months ended March 31, 1998 and 1997, total comprehensive income, including unrealized gains on securities available for sale, amounted to $1,358,766 and $1,120,401, respectively.

NOTE 2 - NET INCOME PER SHARE

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 46,895 and 80,005 for the period ended March 31, 1998 and 1997,
respectively,   are  included  in  the  diluted  weighted  average   shares
outstanding.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 16, 1998, the Company paid $1,202,990 as a dividend of $.175 per share to shareholders of record as of February 17, 1998.

On March 16, 1998, the Company received $1,284,369 from the Dividend Reinvestment and Stock Purchase Plan. There were 116,751 new shares issued resulting in 6,993,573 shares outstanding.

NOTE 4 - EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 1998, the following stock option was granted:

     Date of   Number of      Number of      Option         Expiration
      Grant    Employees       Shares         Price            Date

     1/08/98        1         25,000         $12.75          1/08/2003

During the three months ended March 31, 1998, two employees exercised their stock options and purchased 11,500 shares for total proceeds of $75,688.

As of March 31, 1998, there were options outstanding to purchase 350,000 shares and 380,500 shares available for grant under the Company's Stock Option Plans.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 1998 and 1997 for interest was $399,121 and $335,426, respectively.

During the three months ended March 31, 1998 and 1997, land development costs of $250,000 and $-0-, respectively, were transferred to investment property and equipment and placed in service.

During the three months ended March 31, 1998 and 1997, the Company had dividend reinvestments of $468,512 and $443,854, respectively, which required no cash transfers.

                    MANAGEMENT DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $1,700,460 net cash provided by operating activities. The Company received new capital of $1,284,369 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $335,855 of Securities Available for Sale. Mortgages Payable decreased by $122,780 as a result of principal repayments. Loans payable increased by $25,692.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $66,574 to $2,302,499 for the quarter ended March 31, 1998 as compared to $2,235,925 for the quarter ended March 31, 1997. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 5% annually. Rental and related income rose from $3,765,720 for the quarter ended March 31, 1997 to $4,118,835 for the quarter ended March 31, 1998. This was a result of higher rents and the purchase of Waterfalls Village during 1997. Community operating expenses increased from $1,529,795 for the quarter ended March 31, 1997 to $1,816,336 for the quarter ended March 31, 1998. Community operating expenses increased due to the purchase of Waterfalls Village and an increase in certain expenses associated with filling vacant expansion sites (i.e. advertising, personnel, etc.). Interest expense increased by $36,695 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. This was primarily a result of an increase in the principal balance outstanding. The balance outstanding at March 31, 1998 was $19,988,243 as compared to $17,252,631 at March 31, 1997.

<Loss>  Gain on Sales of Assets remained relatively stable for the  quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,584,920 for the quarter ended March 31, 1997 to $1,652,899 for the quarter ended March 31, 1998. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $1,381,289 for the three months ended March 31, 1997 to $1,700,460 for the three months ended March 31, 1998. The Company believes that funds generated from operations and the Dividend Reinvestment and Stock Purchase Plan, together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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




DATE:     May 5, 1998              By:/s/SAMUEL A. LANDY
                                         Samuel A. Landy,
                                         President




DATE:     May 5, 1998              By:/s/ANNA T. CHEW
                                         Anna T. Chew,
                                         Vice President and
                                         Chief Financial Officer