Form 10-Q
period 1998-06-30
UNITED MOBILE HOMES INC
filed 1998-08-10
CIK 752642

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1998

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

        For Quarter Ended                  Commission File Number

           June 30, 1998                      0-13130

                        UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                               22-1890929
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

Registrant's telephone number, including area code (732) 389-3890
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No ________


The number of shares outstanding of issuer's common stock as of July 24, 1998 was 7,137,887 shares.

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                               JUNE 30, 1998

PART I - FINANCIAL INFORMATION                           Page No.

Item 1 - Financial Statements

         Consolidated Balance Sheets.....................    3

         Consolidated Statements of Income...............    4

         Consolidated Statements of Cash Flows...........    5

         Notes to Consolidated Financial Statements......   6-7

Item 2 - Management Discussion and Analysis of
         Financial Conditions and Results for Operations.   8-9


PART II - OTHER INFORMATION                                 10

          SIGNATURES                                        11

                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 1998 and DECEMBER 31, 1997

                                               June 30,      December 31,
                                                 1998            1997
-ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                      $  6,351,506    $  6,351,506
  Site and Land Improvements                  44,317,269      43,927,856
  Buildings and Improvements                   2,661,587       2,592,125
  Rental Homes and Accessories                 5,606,722       5,339,857
                                              ----------      ----------
    Total Investment Property                 58,937,084      58,211,344
  Equipment and Vehicles                       2,480,151       2,416,402
                                              ----------      ----------
    Total Investment Property and Equipment   61,417,235      60,627,746
  Accumulated Depreciation                   (23,983,659)    (22,918,677)
                                              ----------      ----------
    Net Investment Property and Equipment     37,433,576      37,709,069
                                              ----------      ----------
OTHER ASSETS
  Cash and Cash Equivalents                    1,342,408         191,319
  Securities Available for Sale                5,423,119       3,547,236
  Notes and Other Receivables                    766,711         678,280
  Unamortized Financing Costs                    214,498         172,694
  Prepaid Expenses                                   -0-         109,415
  Land Development Costs                       1,908,296       1,191,246
                                              ----------      ----------
    Total Other Assets                         9,655,032       5,890,190
                                              ----------      ----------
TOTAL ASSETS                                $ 47,088,608    $ 43,599,259
                                              ==========      ==========

 - LIABILITIES AND SHAREHOLDERS' EQUITY -
MORTGAGES PAYABLE                           $ 21,677,592    $ 20,111,023
                                              ----------      ----------
OTHER LIABILITIES
  Accounts Payable                               103,192         222,474
  Loans Payable                                  126,072         578,973
  Accrued Liabilities and Deposits             1,481,523       1,477,855
  Tenant Security Deposits                       405,301         378,393
                                              ----------      ----------
    Total Other Liabilities                    2,116,088       2,657,695
                                              ----------      ----------
TOTAL LIABILITIES                             23,793,680      22,768,718
                                              ----------      ----------
SHAREHOLDERS' EQUITY

  Common Stock - $.10 par value per share        713,789         686,531
    10,000,000 shares authorized,
    7,137,887 and 6,865,312 issued and
    outstanding, respectively
  Additional Paid-In Capital                  23,438,922      20,572,786
  Accumulated Other Comprehensive Income         206,457         239,017
  Accumulated Deficit                        ( 1,064,240)    (   667,793)
                                              ----------      ----------
    Total Shareholders' Equity                23,294,928      21,830,541
                                              ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 47,088,608    $ 43,599,259
                                              ==========      ==========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements


                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the THREE AND SIX MONTHS ended
                          JUNE 30, 1998 and 1997


                                THREE MONTHS              SIX MONTHS

                             6/30/98     6/30/97      6/30/98     6/30/97
Rental and Related Income  $4,179,675  $3,804,373  $ 8,298,510  $ 7,570,093

Community Operating Expense 1,830,858   1,693,851    3,647,194    3,223,646
                            ---------   ---------    ---------    ---------
Income from Community       2,348,817   2,110,522    4,651,316    4,346,447
  Operations

General and Administrative    363,504     328,821      719,678      672,925
Interest Expense              382,008     337,604      754,129      673,030
Interest Income            (   82,213) (   53,785)  (  174,108)  (   92,810)
Depreciation                  601,063     526,365    1,201,735    1,046,085
Other Expenses                 28,770      10,500       41,970       21,000
                            ---------   ---------    ---------    ---------
Income before Gains
  On Sales of Assets        1,055,685     961,017    2,107,912    2,026,217
Gains on Sales of Assets       11,052      14,277        9,928       22,031
                            ---------   ---------    ---------    ---------
Net Income                 $1,066,737  $  975,294   $2,117,840   $2,048,248
                            =========   =========    =========    =========
Net Income Per Share -
  Basic                    $      .16         .15          .31          .31
                            =========   =========    =========    =========
  Diluted                  $      .15         .15          .30          .31
                            =========   =========    =========    =========
Weighted Average Shares -
  Basic                     7,029,651   6,565,181    6,918,006    6,512,536
                            =========   =========    =========    =========
  Diluted                   7,058,715   6,636,365    6,955,017    6,583,720
                            =========   =========    =========    =========



                                -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                   -4-

                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the SIX MONTHS ended
                          JUNE 30, 1998 and 1997

                                                  1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                  $ 2,117,840   $ 2,408,248
 Non-Cash Adjustments
  Depreciation                                 1,201,735     1,046,085
  Amortization                                    41,970        21,000
  Gain on Sales of Assets                     (    9,928)   (   22,031)

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                (   88,431)   (  107,385)
   Prepaid Expenses                              109,415       212,451
   Accounts Payable                           (  119,282)   (  108,425)
   Accrued Liabilities & Deposits                  3,668    (  190,054
   Tenant Security Deposits                       26,908        13,450
                                               ---------     ---------
 Net Cash Provided by Operating Activities     3,283,895     2,913,339
                                               ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property
  And Equipment                               (  811,083)   (1,125,556)
 Proceeds from Sales of Assets                   144,769       228,002
 Additions to Land Development                (  967,050)   (1,490,117)
 Purchase of Securities Available for Sale    (1,908,443)   (1,531,396)
                                               ---------     ---------
 Net Cash Used by Investing Activities        (3,541,807)   (3,919,067)
                                               ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans             3,600,000       300,000
 Principal Payments of Mortgages and Loans    (2,486,332)   (  195,733)
 Financing Costs on Debt                      (   83,774)          -0-
 Proceeds from Dividend Reinvestment
  And Stock Purchase Plan                      1,870,075     1,072,796
 Proceeds from Exercise of Stock Options          75,688       215,750
 Dividends Paid                               (1,566,656)   (1,378,996)
                                               ---------     ---------
Net Cash Provided by Financing Activities      1,409,001        13,817
                                               ---------     ---------
NET INCREASE (DECREASE) IN CASH                1,151,089    (  991,911)
 AND CASH EQUIVALENTS
CASH & CASH EQUIVALENTS - BEGINNING              191,319     1,195,095
                                               ---------     ---------
CASH & CASH EQUIVALENTS - ENDING             $ 1,342,408   $   203,184
                                               =========     =========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                         UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998
                                (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1998 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1997 have been omitted.

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

Total comprehensive income, including unrealized gains on securities available for sale, amounted to $726,514 and $2,085,280, for the three and six months ended June 30, 1998, respectively, and $978,772 and $1,997,323, for the three and six months ended June 30, 1997, respectively.

NOTE 2 - NET INCOME PER SHARE

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 29,064 and 37,011 for the three and six months ended June 30, 1998, respectively, and 71,184 for both the three and six months ended June 30, 1997, are included in the diluted weighted average shares outstanding.

NOTE 3 - MORTGAGES PAYABLE

On April 28, 1998, the Company entered into a $3,600,000 mortgage payable to Summit Bank. The interest rate on this mortgage is fixed at 7.5%. This mortgage loan is due on May 1, 2003. Proceeds of this mortgage were used to retire existing debt and to purchase securities available for sale.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 15, 1998, the Company paid $1,311,297 as a dividend of $.1875 per share to shareholders of record as of May 15, 1998. The total dividends paid for the six months ended June 30, 1998 amounted to $2,514,287.

On June 15, 1998, the Company received $1,609,025 from the Dividend Reinvestment and Stock Purchase Plan. There were 144,314 new shares issued resulting in 7,137,887 shares outstanding. The total amount received from the Dividend Reinvestment Plan for the six months ended June 30, 1998 amounted to $2,893,394.

Effective June 24, 1998, the Company amended the Dividend Reinvestment and Stock Purchase Plan. Shareholders may no longer purchase additional shares by making optional cash payments. The dividend reinvestment feature of the Plan remains unchanged.

NOTE 5 - EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 1998, the following stock option was granted:


     Date of   Number of      Number of      Option         Expiration
      Grant    Employees       Shares         Price            Date

     1/08/98        1         25,000         $12.75          1/08/2003

During the six months ended June 30, 1998, two employees exercised their stock options and purchased 11,500 shares for total proceeds of $75,688. One option for 1,000 shares expired and was added back to the "pool"of shares available for grant.

As of June 30, 1998, there were options outstanding to purchase 349,000 shares and 381,000 shares available for grant under the Company's Stock Option Plans.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 1998 and 1997 for interest was $814,729 and $673,030, respectively.

During the six months ended June 30, 1998 and 1997, land development costs of $250,000 and $572,648, respectively, were transferred to investment property and equipment and placed in service.

During the six months ended June 30, 1998 and 1997, the Company had dividend reinvestments of $947,631 and $894,788, respectively, which required no cash transfers.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $3,283,895 net cash provided by operating activities. The Company received new capital of $2,817,706 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $1,908,443 of Securities Available for Sale. Mortgages Payable increased by $1,566,569 as a result of a new mortgage of $3,600,000 offset by principal repayments. Loans payable decreased by $452,901 as a result of principal repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $238,295 to $2,348,817 for the quarter ended June 30, 1998 as compared to $2,110,522 for the quarter ended June 30, 1997. Income from community operations increased by $304,869 to $4,651,316 for the six months ended June 30, 1998 as compared to $4,346,447 for the six months ended June 30, 1997. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 5% annually. Rental and related income rose from $3,804,373 for the quarter ended June 30, 1997 to $4,179,675 for the quarter ended June 30, 1998. Rental and related income rose from $7,570,093 for the six months ended June 30, 1997 to $8,298,510 for the six months ended June 30, 1998. This was the result of higher rents, an increase in occupancy, and the purchase of Waterfalls Village during the fourth quarter of 1997. Community operating expenses increased from $1,693,851 for the quarter ended June 30, 1997 to $1,830,858 for the quarter ended June 30, 1998. Community operating expenses increased from $3,223,646 for the six months ended June 30, 1997 to $3,647,194 for the six months ended June 30, 1998. Community operating expenses increased due to the purchase of Waterfalls Village and an increase in certain expenses associated with filling vacant expansion sites (i.e. advertising, personnel, etc.). Interest expense increased by $44,404 for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 and by $81,099 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This was primarily a result of an increase in the average principal balance on borrowings outstanding. The balance outstanding at June 30, 1998 was $21,677,592 as compared to $17,155,297 at June 30, 1997.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,487,382 for the quarter ended June 30, 1997 to $1,656,748 for the quarter ended June 30, 1998 and from $3,072,302 for the six months ended June 30, 1997 to $3,309,647 for the six months ended June 30, 1998. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $2,913,339 for the six months ended June 30, 1997 to $3,283,895 for the six months ended June 30, 1998. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.

                                 PART II

                             OTHER INFORMATION



Item 1 - Legal Proceedings - none

Item 2 - Changes in Securities - none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders -

     The annual meeting of shareholders was held on May 28, 1998 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

          (a)  Exhibits - none

          (b)  Reports on Form 8-K - none

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:     August 6, 1998           By:/s/Samuel A. Landy
                                         Samuel A. Landy,
                                         President




DATE:     August 6, 1998           By:/s/Anna T. Chew
                                         Anna T. Chew,
                                         Vice President and
                                         Chief Financial Officer