Form 10-Q
period 1998-09-30
UNITED MOBILE HOMES INC
filed 1998-11-13
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1998

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

        For Quarter Ended                  Commission File Number

           September 30, 1998                      0-13130

                        UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                               22-1890929
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           identification number)

  125 Wyckoff Road, Eatontown, New Jersey         07724

Registrant's telephone number, including area code (732) 389-3890
_________________________________________________________________

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

     Yes    X       No ________


The number of shares outstanding of issuer's common stock as of November 6, 1998 was 7,198,073 shares.

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                            SEPTEMBER 30, 1998

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


Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk

         There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

PART II - OTHER INFORMATION                                10

          SIGNATURES                                       11


                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 1998 and DECEMBER 31, 1997

                                             September 30,    December 31,
                                                 1998            1997
-ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                      $  6,351,506    $  6,351,506
  Site and Land Improvements                  44,559,174      43,927,856
  Buildings and Improvements                   2,667,816       2,592,125
  Rental Homes and Accessories                 5,653,622       5,339,857
                                              __________      __________
    Total Investment Property                 59,232,118      58,211,344
  Equipment and Vehicles                       2,585,160       2,416,402
                                              __________      __________
    Total Investment Property and Equipment   61,817,278      60,627,746
  Accumulated Depreciation                   (24,582,797)    (22,918,677)
                                              __________      __________
    Net Investment Property and Equipment     37,234,481      37,709,069
                                              __________      __________
OTHER ASSETS
  Cash and Cash Equivalents                      110,058         191,319
  Securities Available for Sale                5,584,332       3,547,236
  Notes and Other Receivables                    904,538         678,280
  Unamortized Financing Costs                    184,603         172,694
  Prepaid Expenses                                   -0-         109,415
  Land Development Costs                       2,936,064       1,191,246
                                              __________      __________
    Total Other Assets                         9,719,595       5,890,190
                                              __________      __________
TOTAL ASSETS                                $ 46,954,076    $ 43,599,259
                                              ==========      ==========

 - LIABILITIES AND SHAREHOLDERS' EQUITY -

MORTGAGES PAYABLE                           $ 21,548,840    $ 20,111,023
                                              __________      __________
OTHER LIABILITIES
  Accounts Payable                               119,010         222,474
  Loans Payable                                  117,433         578,973
  Accrued Liabilities and Deposits             1,600,542       1,477,855
  Tenant Security Deposits                       396,959         378,393
                                              __________      __________
    Total Other Liabilities                    2,233,944       2,657,695
                                              __________      __________
TOTAL LIABILITIES                             23,782,784      22,768,718
                                              __________      __________
SHAREHOLDERS' EQUITY

  Common Stock - $.10 par value per share
    10,000,000 shares authorized,
    7,198,073 and 6,865,312 issued and
    Outstanding, respectively                    719,807         686,531
  Additional Paid-In Capital                  23,981,235      20,572,786
  Accumulated Other Comprehensive Income     (    80,244)        239,017
  Accumulated Deficit                        ( 1,449,506)    (   667,793)
                                              __________      __________
    Total Shareholders' Equity                23,171,292      20,830,541
                                              __________      __________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 46,954,076    $ 43,599,259
                                              ==========      ==========
                                -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                    3

                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the THREE AND NINE MONTHS ended
                        SEPTEMBER 30, 1998 and 1997


                                THREE MONTHS              NINE MONTHS

                             9/30/98     9/30/97      9/30/98     9/30/97
Rental and Related Income  $4,225,218  $3,862,240  $12,523,728  $11,432,333

Community Operating Expense 2,000,636   1,800,308    5,647,830    5,023,954
                            _________   _________   __________   __________
Income from Community
  Operations                2,224,582   2,061,932    6,875,898    6,408,379

General and Administrative    423,958     359,150    1,143,636    1,032,075
Interest Expense              377,608     343,925    1,131,737    1,016,955
Interest Income            (  153,425) (   90,087)  (  327,533)  (  182,897)
Depreciation                  591,802     517,171    1,793,537    1,563,256
Other Expenses                 29,895      10,500       71,865       31,500
                            _________   _________   __________   __________
Income before Gains
  On Sales of Assets          954,744     921,273    3,062,656    2,947,490
Gains (Losses) on Sales
  Of Assets                       687  (   32,141)      10,615   (   10,110)
                            _________   _________   __________   __________

Net Income                 $  955,431  $  889,132   $3,073,271   $2,937,380
                            =========   =========   ==========   ==========
Net Income Per Share -
  Basic and Diluted        $      .13         .13          .44          .44
                            =========   =========   ==========   ==========
Weighted Average Shares -
  Basic                     7,156,058   6,675,037    6,991,239    6,564,615
                            =========   =========    =========    =========
  Diluted                   7,158,227   6,741,506    7,016,236    6,631,084
                            =========   =========    =========    =========













                                -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                     4


                        UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the NINE MONTHS ended
                       SEPTEMBER 30, 1998 and 1997

                                                  1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                  $ 3,073,271   $ 2,937,380
 Non-Cash Adjustments
  Depreciation                                 1,793,537     1,563,256
  Amortization                                    71,865        31,500
  (Gain) Loss on Sales of Assets              (   10,615)       10,110

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                (  226,258)   (   80,309)
   Prepaid Expenses                              109,415       134,387
   Accounts Payable                           (  103,464)   (  119,063)
   Accrued Liabilities & Deposits                122,687    (  139,522)
   Tenant Security Deposits                       18,566        12,213
                                               _________     _________
 Net Cash Provided by Operating Activities     4,849,004     4,349,952
                                               _________     _________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property
  And Equipment                               (1,211,312)   (1,520,077)
 Proceeds from Sales of Assets                   152,978       307,327
 Additions to Land Development                (1,994,818)   (2,266,891)
 Purchase of Securities Available for Sale    (2,356,357)   (1,908,574)
                                               _________     _________
 Net Cash Used by Investing Activities        (5,409,509)   (5,388,215)
                                               _________     _________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans             3,600,000       500,000
 Principal Payments of Mortgages and Loans    (2,623,723)   (  291,926)
 Financing Costs on Debt                      (   83,774)          -0-
 Proceeds from Dividend Reinvestment
  And Stock Purchase Plan                      1,870,075     1,773,418
 Proceeds from Exercise of Stock Options         165,000       317,250
 Dividends Paid                               (2,448,334)   (2,085,421)
                                               _________     _________
Net Cash Provided by Financing Activities        479,244       213,321
                                               _________     _________
NET DECREASE IN CASH                          (   81,261)   (  824,942)
 AND CASH EQUIVALENTS
CASH & CASH EQUIVALENTS - BEGINNING              191,319     1,195,095
                                               _________     _________
CASH & CASH EQUIVALENTS - ENDING             $   110,058   $   370,153
                                               =========     =========



                                -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                    5


                         UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1998
                                (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1997 have been omitted.

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

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $668,730 and $2,754,010, for the three and nine months ended September 30, 1998, respectively, and $775,206 and $2,772,529, for the three and nine months ended September 30, 1997, respectively.

NOTE 2 - NET INCOME PER SHARE

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 2,169 and 24,997 for the three and nine months ended September 30, 1998, respectively, and 66,469 for both the three and nine months ended September 30, 1997, are included in the diluted weighted average shares outstanding.

NOTE 3 - MORTGAGES PAYABLE

On April 28, 1998, the Company entered into a $3,600,000 mortgage payable to Summit Bank. The interest rate on this mortgage is fixed at 7.5%. This mortgage loan is due on May 1, 2003. Proceeds of this mortgage were used to retire existing debt and to purchase securities available for sale.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 15, 1998, the Company paid $1,340,697 as a dividend of $.1875 per share to shareholders of record as of August 17, 1998. The total dividends paid for the nine months ended September 30, 1998 amounted to $3,854,984.

On September 15, 1998, the Company received $459,019 from the Dividend Reinvestment and Stock Purchase Plan. There were 47,686 new shares issued resulting in 7,198,073 shares outstanding. The total amount received from the Dividend Reinvestment Plan for the nine months ended September 30, 1998 amounted to $3,276,725.

Effective June 24, 1998, the Company amended the Dividend Reinvestment and Stock Purchase Plan. Shareholders may no longer purchase additional shares by making optional cash payments. The dividend reinvestment feature of the Plan remains unchanged.

NOTE 5 - EMPLOYEE STOCK OPTIONS

During the nine months ended September 30, 1998, the following stock options were granted:


     Date of   Number of      Number of      Option         Expiration
      Grant    Employees       Shares         Price            Date

     1/8/98        1            25,000       $12.75          1/8/2003
     8/5/98        8            33,000       $10.00          8/5/2003

During the nine months ended September 30, 1998, four employees exercised their stock options and purchased 24,000 shares for total proceeds of $165,000. Three options for 11,000 shares expired and were added back to the "pool"of shares available for grant.

As of September 30, 1998, there were options outstanding to purchase 359,500 shares and 358,000 shares available for grant under the Company's Stock Option Plans.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 1998 and 1997 for interest was $1,239,937 and $1,016,955, respectively.

During the nine months ended September 30, 1998 and 1997, land development costs of $250,000 and $572,648, respectively, were transferred to investment property and equipment and placed in service.

During the nine months ended September 30, 1998 and 1997, the Company had dividend reinvestments of $1,406,650 and $1,352,245, respectively, which required no cash transfers.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $4,849,004 net cash provided by operating activities. The Company received new capital of $3,276,725 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $2,356,357 of Securities Available for Sale. Mortgages Payable increased by $1,437,817 as a result of a new mortgage of $3,600,000 offset by principal repayments. Loans payable decreased by $461,540 as a result of principal repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $162,650 to $2,224,582 for the quarter ended September 30, 1998 as compared to $2,061,932 for the quarter ended September 30, 1997. Income from community operations increased by $467,519 to $6,875,898 for the nine months ended September 30, 1998 as compared to $6,408,379 for the nine months ended September 30, 1997. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 5% annually. Rental and related income rose from $3,862,240 for the quarter ended September 30, 1997 to $4,225,218 for the quarter ended September 30, 1998. Rental and related income rose from $11,432,333 for the nine months ended September 30, 1997 to $12,523,728 for the nine months ended September 30, 1998. This was the result of higher rents, an increase in occupancy, and the purchase of Waterfalls Village during the fourth quarter of 1997. Community operating expenses increased from $1,800,308 for the quarter ended September 30, 1997 to $2,000,636 for the quarter ended September 30, 1998. Community operating expenses increased from $5,023,954 for the nine months ended September 30, 1997 to $5,647,830 for the nine months ended September 30, 1998. Community operating expenses increased due to the purchase of Waterfalls Village and an increase in certain expenses associated with filling vacant expansion sites (i.e. advertising, personnel, etc.). Interest expense increased by $33,683 for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 and by $114,782 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This was primarily a result of an increase in the average principal balance on borrowings outstanding.
The balance outstanding of mortgages payable at September 30, 1998 was $21,548,840 as compared to $17,059,104 at September 30, 1997.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,438,444 for the quarter ended September 30, 1997 to $1,546,546 for the quarter ended September 30, 1998 and from $4,510,746 for the nine months ended September 30, 1997 to $4,856,193 for the nine months ended September 30, 1998. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $4,349,952 for the nine months ended September 30, 1997 to $4,849,004 for the nine months ended September 30, 1998. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its need over the next several years.

YEAR 2000

The Company is currently in the process of implementing its Year 2000 compliance plan. The Company has assessed all hardware and software for Year 2000 readiness. The Company has developed and is currently implementing renovation plans, including hardware replacement and software upgrades, to ensure all hardware and software is year 2000 compliant. The Company has no significant suppliers and vendors. Renovation and testing are scheduled to be completed during the first half of 1999.

The Company has developed contingency plans for each of its critical systems which includes moving many of the Company's operations to a manual system. There can be no assurances given that the Year 2000 compliance plan will be completed successfully by the Year 2000, in which event the Company could incur additional costs to implement its contingency plans. Management does not anticipate that such costs would be significant to the Company. The total costs associated with the Company's Year 2000 plan are anticipated to be immaterial.

Successful and timely completion of the Year 2000 plan is based on management's best estimates derived from various assumptions of future events, which are inherenty uncertain, including the effectiveness of remediation and validation plans, and all vendors and suppliers readiness.

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




DATE:     November 11, 1998             By:/s/ Samuel A. Landy
                                           Samuel A. Landy,
                                           President




DATE:     November 11, 1998             By:/s/ Anna T. Chew
                                           Anna T. Chew,
                                           Vice President and
                                           Chief Financial Officer