Form 10-K
period 1998-12-31
UNITED MOBILE HOMES INC
filed 1999-03-22
CIK 752642

Form 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the fiscal year ended December 31, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period _____________ to __________________

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will
not be   contained,  to  the  best  of  registrant's  knowledge,
in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 12, 1999 was $69,295,421. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 12, 1999 was $51,975,793.

The number of shares outstanding of issuer's common stock as of March 12, 1999 was 7,246,580 shares.

Documents Incorporated by Reference:
- Exhibits incorporated by reference are listed in Part IV, Item (a)(3).

                            PART I

ITEM I - BUSINESS

General Development of Business

     United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities containing 5,615 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

     The Company was incorporated in the State of New Jersey in 1968. Its executive offices are located at 125 Wyckoff Road, Eatontown, New Jersey 07724. Its telephone number is (732) 389
3890.

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

Background

     Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company's stock, spun off to its shareholders in a registered distribution three shares of United Mobile Homes, Inc. for each share of Monmouth Capital Corporation. The Company in 1984 and 1985 issued additional shares through rights offerings. The Company has been in operation for thirty years, the last fourteen of which have been as a publicly-owned corporation.

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

     Manufactured homes are being accepted by the public as a viable and economically attractive alternative to common stick built single-family housing. During the past five years, approximately one-fifth of all single-family homes built and sold in the nation have been manufactured homes.

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

     The Company has no restrictions on how it finances new manufactured home communities. It may finance communities by purchase money mortgages or other financing, including first liens, wraparound mortgages or subordinated indebtedness. In connection with its ongoing activities, the Company may issue notes, mortgages or other senior securities. The Company intends to use both secured and unsecured lines of credit. The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates. At December 31, 1998, the Company had $21,411,576 of fixed rate debt, of which $14,777,112, with an average interest rate of 7.67% matures in 2000 and $6,634,464 with an average interest rate of 7.55% matures in 2003. In addition, the Company has approximately $3.3 million in variable rate debt due on demand.

     The Company may issue securities for property, however, this has not occurred to date, and it may repurchase or reacquire its shares from time to time if in the opinion of the Board of Directors such acquisition is advantageous to the Company.

     The Company also invests in both debt and equity securities of other REITs. Based on current market conditions, management believes that the price of those REIT shares are at a discount from the value of the underlying properties. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.

Property Maintenance and Improvement Policies

     It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 1999 will be consistent with 1998 expenditures. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured where such insurance is available at a reasonable cost as determined by management.

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

Competition for Manufactured Home Community Investments

     The Company will be competing for manufactured home community investments with numerous other real estate entities, such as individuals, corporations, REITs and other enterprises engaged in real estate activities, possibly including certain affiliates of the Company. In many cases, the competing concerns may be larger and better financed than the Company, making it difficult for the Company to secure new manufactured home community investments. Competition among private and institutional purchasers of manufactured home community investments has increased substantially in recent years, with resulting increases in the purchase price paid for manufactured home communities and consequent higher fixed costs.

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

     The Company owns and operates 11 manufactured home communities which either have their own wastewater treatment facility, water distribution system, or both. At these locations, the Company is subject to compliance of monthly, quarterly and yearly testing for contaminants as outlined by the individual state's Department of Environmental Protection Agencies.

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

Number of Employees

     On March 12, 1999, the Company had approximately 100 employees, including Officers. During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

ITEM 2 - PROPERTIES

     United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company owns twenty-four manufactured home communities. The following is a brief description of the properties owned by the
Company:

                             Number of  1998 Average Current Rent Per
Name of Community               Sites    Occupancy    Month Per Site

Allentown                        414        88%          $220
4912 Raleigh-Millington Road
Memphis, TN  38128

Brookview Village                133        84%          $300
Route 9N
Greenfield Center, NY  12833

Cedarcrest                       283        99%          $337
1976 North East Avenue
Vineland, NJ  08360

Cranberry Village                201        95%          $300
201 North Court
Mars, PA  16046

Cross Keys Village               133        96%          $247
Old Sixth Avenue Road, RD #1
Duncansville, PA  16635

D & R Village                    244        93%          $337
Route 146, RD 13
Clifton Park, NY  12065

Edgewood Estates                 218        83%          $200
700 Edgewood Estates
Apollo, PA  15613

Fairview Manor                   197        84%          $327
2110 Mays Landing Road
Millville, NJ  08332

Forest Park Village              252        94%          $261
724 Slate Avenue
Cranberry Township, PA
16066

Heather Highlands                457        69%          $197
109 S. Main Street
Pittston, PA  18640

Highland Estates                 229        84%          $322
60 Old Route 22
Kutztown, PA  19530

                             Number of  1998 Average  Current Rent Per
Name of Community              Sites      Occupancy    Month Per Site

Kinnebrook                       212        89%          $322
201 Route 17B
Monticello, NY  12701

Lake Sherman Village             210        96%          $243
7227 Beth Avenue, SW
Navarre, OH  44662

Memphis Mobile City              168        86%          $203
3894 N. Thomas Street
Memphis, TN  38127

Oxford Village                   224       100%          $354
2 Dolinger Drive
West Grove, PA  19390

Pine Ridge Village               137        96%          $296
147 Amy Drive
Carlisle, PA  17013

Port Royal Village               402        89%          $217
400 Patterson Lane
Belle Vernon, PA  15012

River Valley Estates             214        82%          $177
2066 Victory Road
Marion, OH  43302

Sandy Valley Estates             364        90%          $220
801 First, Route #2
Magnolia, OH  44643

Southwind Village                250        97%          $252
435 E. Veterans Highway
Jackson, NJ  08527

Spreading Oaks Village           153        90%          $157
7140-29 Selby Road
Athens, OH  45701

Waterfalls Village               202        99%          $314
3450 Howard Road
Hamburg, NY  14075

Woodlawn Village                 157        96%          $424
Route 35
Eatontown, NJ  07724

Wood Valley                      161        88%          $181
1493 N. Whetstone River Road
Caledonia, OH  43314

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

     In connection with the operation of its 5,615 sites, the Company operates approximately 360 rental units. These are homes owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income on both the home and for the site which might otherwise be non-income producing. The Company sells the older rental homes when the opportunity arises.

     The Company has approximately 700 sites in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

     The Company operates approximately $61,000,000 (at original cost) in manufactured home properties. These consist of 24 separate manufactured home communities and related equipment and improvements. There are 5,615 sites in the 24 communities. No one community constitutes more than 10% of the total assets of the Company. Port Royal Village with 402 sites, Sandy Valley Estates with 364 sites, Cedarcrest with 283 sites, Allentown with 414 sites and Heather Highlands with 457 sites are the larger properties. The following is a description of these properties:

                       PORT ROYAL VILLAGE

     The Company acquired Port Royal Village in 1984. This is a 402-space manufactured home community located in Belle Vernon, Pennsylvania. The Company believes this to be a sound acquisition for the following reasons: (a) the community is wellmaintained with city water and its own sewer plant, as well as a swimming pool and community building; (b) the community has approximately 89% occupancy; and (c) the community generates substantial revenues and net operating income with an average monthly gross rent of $217 per site. Management believes that this community is a successful and valuable manufactured home community.

                    SANDY VALLEY ESTATES

     The Company acquired Sandy Valley Estates in 1985. This is a 364-space manufactured home community located in Magnolia, Ohio. The Company believes this to be an excellent community because (a) the community is well-maintained with municipal sewer; (b) the community has its own well system; (c) the community has approximately 90% occupancy; and (d) the community generates revenues with an average monthly rental of $220 per site, which rents are competitive with the other manufactured home communities in the area. The Company believes that it is an excellent investment.

                          CEDARCREST

     On July 15, 1986, the Company paid $760,000 to acquire 94.05% of the partnership interest in a limited partnership that owned a 283-space manufactured home community located in Vineland, New Jersey. On June 30, 1988 the Company paid $40,000 to acquire an additional 4.95% of the partnership interest, brining the Company's total ownership to 99%. During 1989 the Company acquired the remaining 1% interest.

     The Company believes this to be an excellent community for the following reasons: (a) the community is well-maintained;
(b) the community has municipal sewer and water service; and
(c) the community is 99% occupied. Rents average $337 per month per site and they are competitive with other communities in the area.

                           ALLENTOWN

   On September 15, 1986 the Company paid $850,000 to all of the limited partners to acquire 97% of the partnership interests in a limited partnership that owned a 414-space manufactured home community located in Memphis, Tennessee.

     Royal Green, Inc., the General Partner of this partnership, retained its 3% interest in the partnership until January 1990 at which time the Company purchased the 3% interest for $25,500.

     The Company believes this to be a sound investment for the following reasons: (a) the property is well-maintained; (b) the community has municipal sewer and water service; and (c) rents are $220 per month per site and are competitive with other manufactured home communities in the area. Current occupancy is approximately 88%. This is an increase from the prior year occupancy of 86%. The Company is continuing its effort to bring occupancy to 90% or higher. In the future, the Company anticipates that it will be able to increase occupancy.

                       HEATHER HIGHLANDS

      On January 30, 1992, the Company acquired an 88.36% interested in a limited partnership operating a 457-space manufactured home community located in Pittston, Pennsylvania. This partnership has partners who are also officers, directors and/or shareholders of the Company. Mr. Eugene Landy, Chairman of the Board, retained the remaining 11.64% limited partnership interest. The purchase price was approximately $2,500,000. This purchase was based on an independent appraisal of fair market value. In January 1995, the Company purchased the remaining 11.64% partnership interest for $132,600. This price per unit was the same price previously paid to non-affiliated sellers.

     The Company anticipates that the community will ultimately have 415 sites since the use of double-wide units reduces the total number of available sites.

     The Company believes this to be a sound investment for the following reasons: (a) the property is well-maintained; (b) the community has municipal sewer and water service; and (c) rents are $197 per month per site and are competitive with other manufactured home communities in the area. Current occupancy is approximately 69% compared to 71% during 1997.
The Company is continuing its efforts to bring occupancy to 90% or higher.

Mortgages on Properties

     The Company has mortgages on various properties. The maturity dates of these mortgages range from the year 2000 to 2003. Interest varies from fixed rates of 7.5% to 10.5%. The aggregate balances of these mortgages total $21,411,576 at December 31, 1998. (For additional information, see Part IV,
Item 14(a)(1)(vi), Note 5 of the Notes to Consolidated Financial Statements - Notes and Mortgages Payable).

ITEM 3 - LEGAL PROCEEDINGS

     Legal proceedings are incorporated herein by reference and filed as Part IV, Item 14(a)(1)(vi), Note 12 of the Notes to
Consolidated Financial Statements - Legal Matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                            PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company became publicly owned on January 3, 1985. As of January 5, 1994, shares of the Company were traded on the American Stock Exchange (symbol UMH). The per share range of high and low quotes for the Company's stock for each quarterly period is as follows:


                          1998             1997              1996
                     HIGH      LOW      HIGH     LOW     HIGH      LOW
First Quarter       12-1/2    11-1/4   13-5/8   11-1/4    14      9-5/8
Second Quarter     11-13/16   10-1/2   12-1/4   10-7/8  13-3/8   10-1/4
Third Quarter         11       9-7/8   12-3/8   11-1/4  12-1/2   10-1/2
Fourth Quarter     10-7/8      9-3/8   12-3/16  11-1/4  12-1/2     11

   On March 12, 1999, the closing price of the Company's stock was 9-9/16.

     As of December 31, 1998, there were approximately 1,100 shareholders of the Company's common stock based on the number of record owners.

   For the years ended December 31, 1998, 1997 and 1996, total dividends paid by the Company amounted to $5,204,623 or $.7375 per share, $4,620,296 or $.70 per share and $3,630,891 or $.60 per share, respectively.

    On December 16, 1998, the Company declared a dividend of $.1875 per share to be paid on March 15, 1999 to shareholders of record February 16, 1999.

     Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. The Company elected REIT status beginning in 1992. As a REIT, the Company must pay out at least 95% of its taxable income in the form of a cash distribution to shareholders.


ITEM 6 - SELECTED FINANCIAL DATA




                                        December 31,
                      1998      1997         1996        1995          1994
Income Statement
Data:

Rental and
Related Income   $16,783,821 $15,423,111  $14,533,218 $13,332,961  $12,318,467

Income from
 Community
 Operations        9,180,332   8,606,017    8,311,469   7,449,168    6,864,080

Gain (Loss) on
 Sales Of Investment
  Property and
  Equipment           13,095    (10,546)      333,647       5,758       59,941

Net Income         4,201,691   4,197,258    3,729,526   2,491,581    2,141,279

Net Income Per Share-
 Basic and Diluted       .60        .63           .61        .44           .40
------------------------------------------------------------------------------
Balance Sheet Data:

Total Assets     $50,046,649 $43,599,259  $35,875,206  $29,758,397 $25,404,015

Mortgages Payable 21,411,576  20,111,023   17,351,030   17,707,635  15,637,325

Shareholders'
Equity            23,212,813  20,830,541   16,426,145   10,290,487   7,721,783
______________________________________________________________________________

Average Number
 of Shares
 Outstanding       7,042,701   6,617,479    6,072,637   5,639,455    5,365,359

Funds from
  Operations *  $  6,591,995   6,324,536    5,693,631   4,358,765    3,880,507

Cash Dividends
  Per Share            .7375         .70          .60        .525         .425

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

                              -12-

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Revenue and Expense

1998 vs. 1997

     Rental and related income increased from $15,423,111 for the year ended December 31, 1997 to $16,783,821 for the year ended December 31, 1998 primarily due to rental increases to residents, increased occupancy, expansions and the acquisition of a new community in December 1997. During 1998, the Company was able to obtain rent increases of $4.00 to $28.00 per month on most of its occupied sites.

     Overall occupancy rates are satisfactory with eleven manufactured home communities experiencing vacancies over ten percent. Some of these vacancies are the result of expansions completed during 1997. The Company is also evaluating further expansion at selected communities in order to increase the number of available sites. Some of these communities are in various stages of expansion.

     Community operating expenses increased from $6,817,094 for the year ended December 31, 1997 to $7,603,489 for the year ended December 31, 1998 primarily as a result of the acquisition of an additional community in December 1997 and increased expenses such as advertising associated with the expansions.

     The Company's income from community operations continues to show steady growth rising from $8,606,017 in 1997 to $9,180,332 in 1998.

     General and administrative expenses remained relatively stable in 1998 and 1997.

    Interest expense increased from $1,123,445 in 1997 to $1,505,577 in 1998. This was primarily as a result of higher average principal balances outstanding and a lower amount of interest capitalized on construction in progress. Interest capitalized on construction in progress amounted to $154,000 and $250,000 for 1998 and 1997, respectively.

     Interest and dividend income increased form $240,700 in 1997 to $409,457 in 1998 due to purchases of securities available for sale during 1997 and 1998.

     Depreciation expense increased from $2,116,732 in 1997 to $2,403,399 in 1998 due primarily to the addition of a new community in December 1997.

      Other expenses increased from $42,000 in 1997 to $105,460 in 1998 due primarily to the write-off of unamortized financing costs on the D & R Village mortgage upon refinancing.

     Gain/loss on sales of investment property and equipment remained relatively stable in 1998 and 1997.

     For the year ended December 31, 1998, the Company reported net income of $4,201,691 as compared to net income of $4,197,258 for the year ended December 31, 1997. The Company is currently experiencing modest inflation. Modest inflation is believed to have a favorable impact on the Company's financial performance. With modest inflation, the Company believes that it can increase rents sufficiently to match increases in operating expenses. High rates of inflation (more than 10%) could result in an inability to raise rents to meet rising costs and could create political problems such as the imposition of rent controls. The Company anticipates continuing profits in 1999.

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

     Overall occupancy rates are satisfactory with only eight manufactured home communities experiencing vacancies over ten percent. Some of these vacancies are the result of expansions completed toward the end of the year. The Company has completed a 37 site expansion at Sandy Valley Estates, a 37 site expansion at Fairview Manor, a 37 site expansion at Highland Estates, a 10 site expansion at D & R Village and a 25 site expansion at River Valley. The Company is also evaluating further expansion at selected communities in order to increase the number of available sites. Some of these communities are in various stages of expansion. The Company has also purchased a 202 site community in 1997 located in Hamburg, New York.

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

Liquidity and Capital Resources

    As a real estate company, the Company uses funds for real estate acquisitions, real property improvements and amortization of debt incurred in connection with such acquisitions and improvements. The Company generates funds through cash flow from properties, mortgages on properties and increases in shareholder investments. The Company has liquidity available from a combination of short and longterm sources. The Company currently has mortgages payable totaling $21,411,576 secured by eight communities and loans payable totaling $3,368,512 primarily secured by investment securities. The Company also has a $1,000,000 line of credit with Summit Bank, all of which was available at December 31, 1998. The Company believes that its 24 manufactured home communities have market values in excess of historical cost. Management believes that this provides significant additional borrowing capacity.

     Net cash provided by operating activities increased from $5,823,597 in 1996 to $6,258,913 in 1997 to $6,556,937 in 1998. Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

    In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements, purchase of manufactured homes for rent, scheduled mortgage amortization and dividend distributions. As a REIT, the Company must distribute at least 95% of its taxable income.

     The Company estimates that in 1999 it will purchase approximately 25 manufactured homes to be used as rentals for a total cost of $500,000. Management believes that these manufactured homes will each generate approximately
$300 per month in rental income in addition to lot rent.
Once rental homes reach 10 years old, the Company generally sells them.

     Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions, the Company is budgeting approximately $1,000,000 in capital improvements for 1999.

     The Company has a Dividend Reinvestment and Stock
Purchase Plan (Plan). Cash received from the Plan is a significant additional source of liquidity and capital resources. During 1998, the Company paid $5,204,623 in dividends. Amounts received under the Plan amounted to $3,731,056. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 1998.

     The Company has undeveloped land which it could develop over the next several years. In 1999, construction is expected to be completed on approximately 200 sites. The Company is also exploring the utilization of vacant land for town houses. The Company continues to analyze the highest and best use of its vacant land, and uses it accordingly.

     The Company believes that funds generated from operations, together with the financing and refinancing of its properties, will be adequate to meet its needs over the next several years.
Impact of Year 2000

     The Company is currently in the process of implementing its Year 2000 compliance plan. The Company has assessed all hardware and software for Year 2000 readiness. The Company has developed and is currently implementing renovation plans, including hardware replacement and software upgrades, to ensure all hardware and software is Year 2000 compliant. The Company has no significant suppliers or vendors. Renovation and testing are scheduled to be completed during the first half of 1999.

     The Company has developed contingency plans for each of its critical systems which includes moving many of the Company's operations to a manual system. There can be no assurances that the Year 2000 compliance plan will be completed successfully by the Year 2000, in which event the Company could incur additional costs to implement its contingency plans. Management does not anticipate that such costs would be significant to the Company. The total costs associated with the Company's Year 2000 plan are anticipated to be less than $20,000.

     Successful and timely completion of the Year 2000 plan is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the effectiveness of remediation and validation plans, and all vendors and suppliers readiness.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

See Item 1 - Business.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data listed in
Part IV, Item 14(a)(1) are incorporated herein by reference.

     The following is the Unaudited Selected Quarterly
Financial Data:

        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  THREE MONTHS ENDED
____________________________________________________________________________
1998                       March 31      June 30   September 30  December 31
----------------------------------------------------------------------------
Rental & Related
  Income                 $ 4,118,835   $ 4,179,675  $ 4,225,218  $ 4,260,093
Income from Community
  Operations               2,302,499     2,348,817    2,224,582    2,304,434
Net Income                 1,051,103     1,066,737      955,431    1,128,420
Net Income per Share-
  Basic and Diluted              .15           .16          .13          .16
____________________________________________________________________________
1997                       March 31     June 30    September 30  December 31
----------------------------------------------------------------------------
Rental & Related
  Income                 $ 3,765,720   $ 3,804,373  $ 3,862,240  $ 3,990,778
Income from Community
  Operations               2,235,925     2,110,522    2,061,932    2,197,638
Net Income                 1,072,954       975,294      889,132    1,259,878
Net Income per Share-
  Basic and Diluted              .16           .15          .13          .19
____________________________________________________________________________
1996                       March 31     June 30    September 30  December 31
----------------------------------------------------------------------------
Rental & Related
  Income                 $ 3,561,274   $ 3,582,925  $ 3,671,970  $ 3,717,049
Income from Community
  Operations               2,025,485     2,084,359    1,968,868    2,232,757
Net Income                 1,063,209       916,854      784,134      965,329
Net Income per Share-
  Basic and Diluted              .18           .15          .12          .16


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age &     Principal Occupation        Director   Shares Owned   Percent
Office Held     During the Past Five Years    Since    Beneficially   of Stock

Robert J.       Vice President of The          1980      17,004 (1)      0.23%
 Anderson       David Cronheim Company;
Age:  76        past President
Director        of the Industrial Real
                Estate Brokers
                Association of New York
                and New Jersey

Ernest V.       Financial Consultant;          1969      24,245 (2)      0.33%
 Bencivenga     Treasurer and Director
Age:  81        (1961 to present) and
Secretary/      Secretary (1967 to
Treasurer and   present) of Monmouth
Director        Capital Corporation;
                Treasurer and Director
                (1968 to present) of
                Monmouth Real Estate
                Investment Corporation

Anna T. Chew    Certified Public Accountant   1994       22,977 (3)      0.32%
Age:  40        Controller (1991 to present) and
Vice President  Director (1993 to present)
Chief           of Monmouth Real Estate
 Financial      Investment Corporation; Controller
 Officer and    (1991 to present) and Director
Director        (1994 to present) of Monmouth
                Capital Corporation.

Charles P.      Investor; Director (1970      1969       59,106 (4)      0.82%
 Kaempffer      to present) of Monmouth
Age:  61        Capital Corporation;
Director        Director (1974 to present)
                of Monmouth Real Estate
                Investment Corporation;
                Vice Chairman and Director
                (1996 to present) of
                Community Bank of New
                Jersey; Director (1989 to
                1996) of Soverign Community
                Bank (formerly Colonial Bank)

Eugene W.       Attorney at Law for the       1969     865,670 (5)      11.95%
 Landy          firm of Landy & Landy;
Age:  65        President and Director
Chairman of     (1961 to present) of
 the Board      Monmouth Capital Corporation;
and Director    President and Director (1968
                to present) of Monmouth Real
                Estate Investment Corporation.

Name, Age &     Principal Occupation          Director     Shares      Percent
Office Held     During the Past Five Years      Since   Beneficially  of Stock

Samuel A.       Attorney at Law for the         1992     244,967 (6)     3.38%
 Landy          firm of Landy & Landy;
Age:  38        Director (1989 to
President and   present) of Monmouth Real
Director        Estate Investment Corporation;
                Director (1994 to present) of
                Monmouth Capital Corporation.

Richard H.      Vice President of Remsco        1986     364,603 (7)     5.03%
Molke           Associates, Inc., a
Age:  72        construction firm.
Director

Eugene          Obstetrician and                1977      81,163 (8)     1.12%
Rothenberg      Gynecologist;
Age:  66        Investor
Director

Robert G.       Investor; Director (1968        1969     131,468 (9)     1.81%
Sampson         to present) of
Age:  73        Monmouth Real Estate
Director        Investment Corporation; (1963
                to present) of Monmouth Capital
                Corporation; Director (1972 to
                1993) of United Jersey Bank; General
                Partner (1983 to present) of
                Sampco, Ltd., an investment group.

                TOTALS........................         1,811,203        24.99%

1) Beneficial ownership, as defined herein, include common stock as to which a person has or shares voting and/or investment power as of March 14, 1997.

2) Includes 8,901 shares held by Mr. Bencivenga's wife and 3,497 shares held in the United Mobile Homes, Inc. 401(k)
   Plan.

3) Includes 22,978 shares held jointly with Ms. Chew's husband and 6,417 shares held in the United Mobile Homes, Inc.
   401(k) Plan.

4) Includes (a) 57,106 shares held as Trustee for Defined
   Benefit Pension Plan for which Mr. Kaempffer has power to vote and (b) 2,000 shares held by Mr. Kaempffer's wife.

5) Includes (a) 58,597 shares held by Mr. Landy's wife, (b) 172,608 shares held by Landy Investments, Ltd. in which Mr. Landy has a beneficial interest, (c) 56,377 shares held in the Landy & Landy, Employee's Pension Plan, of which Mr. Landy is a Trustee with power to vote, and (d) 105,006 shares held in the Landy & Landy, Employees' Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 209,991 shares held by Mr. Landy's adult children in which he disclaims any beneficial interest.

6) Includes (a) 24,721 shares held jointly with Mr. Samuel A.
   Landy's wife, (b) 14,377 in a custodial account for his sons, and (c) 5,312 shares held in the United Mobile Homes, Inc. 401(k) Plan.

7) Includes (a) 36,411 shares owned by Mr. Molke's wife, (b) 142,819 shares in the Richard H. Molke Grantor Retained Annuity Trust dated December 21, 1992, and (c) 142,818 shares in the Louise G. Molke Grantor Retained Annuity Trust dated December 21, 1992.

8) Includes (a) 56,878 shares held by Rothenberg Investment,
   Ltd. in which Dr. Rothenberg has a beneficial interest and
   (b) 20,173 shares held as Trustee for a Profit Sharing Plan of which Dr. Rothenberg has power to vote.

9) Includes (a) 32,400 shares held by the Estate of Helen
   Haskell Sampson and (b) 48,492 shares held by Sampco, Ltd.
   in which he has a beneficial interest.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table.

     The following Summary Compensation Table shows compensation paid by the Company for services rendered during 1998, 1997 and 1996 to the Chairman of the Board, President and Vice President. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and                                Annual Compensation
Principal Position         Year     Salary    Bonus   All Other     Options

Eugene W. Landy            1998    $ 75,000  $  -      $173,376 (1)    -
Chairman of the            1997    $   -     $  -      $343,850 (1)  50,000
 Board                     1996    $   -     $  -      $347,350 (1)  50,000

Samuel A. Landy            1998    $199,650  $ 43,979  $ 18,559 (2)  25,000
President                  1997    $181,500  $ 39,981  $ 18,880 (2)  25,000
                           1996    $165,000  $ 10,846  $ 18,880 (2)  25,000

Anna T. Chew               1998    $110,000  $  16,231 $ 14,752 (3)  10,000
Vice President             1997    $100,000  $  11,846 $ 14,955 (3)   8,000
                           1996    $ 86,650  $  10,333 $ 13,509 (3)  10,000

(1) Represents base compensation of $75,000 in 1998 and $150,000 in 1997 and 1996, and a bonus of $15,000 in 1996, as well as Directors' fees, fringe benefits and legal fees. Also includes an accrual of $80,000, $160,000 and $160,000 for 1998, 1997 and 1996, respectively for pension and other benefits in accordance with Eugene W. Landy's employment contract.

(2) Represents Directors' fees, fringe benefits and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

(3) Represents Directors' fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

Stock Option Plan.

     The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended
December 31, 1998:


                                                         Potential Realized
                        % of Total  Price              Value at Assumed Annual
               Options  Granted to   Per    Expiration  Rates for Option Term
Name           Granted  Employees   Share      Date         5%          10%

Samuel A. Landy 25,000     43%      $12.75   1/08/03     $50,175     $146,788
Anna T. Chew    10,000     17%      $10.00   8/05/03     $27,628    $  61,051

      The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 1998:

                                                                Value of
                                                               Unexercised
                                                                 Options
                                   Number of Unexercised       at Year-End
              Shares     Value      Options at Year-End        Exercisable/
Name        Exercised   Realized  Exercisable/Unexercisable   Unexercisable

Eugene W.
 Landy         -0-         N/A      100,000 /   -0-        $118,750  / $ -0-
Samuel A.
 Landy         -0-         N/A      100,000 / 25,000       $ 89,875  / $ -0-
Anna T. Chew 10,000      $54,375     38,000 / 10,000      $  57,500  / $6,250

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

     Effective January 1, 1996, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $165,000 for 1996, $181,500 for 1997 and $199,650 for 1998 plus bonuses and customary fringe benefits. Bonuses shall be at the discretion of the Board of Directors and shall be based on certain guidelines. Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 25,000 shares in each year of the contract. On severance or disability, Mr. Samuel Landy is entitled to one year's pay.
The Company also agrees to loan to Mr. Samuel Landy $100,000 at the Company's corporate borrowing rate with a 5-year maturity and a 15-year principal amortization. Additional amounts, secured by Company stock, may be borrowed at the same terms for the exercise of stock options.

     Effective January 1, 1997, the Company and Anna T. Chew entered into a three-year Employment Agreement under which Ms. Chew receives an annual base salary of $100,000 for 1997, $110,000 for 1998 and $121,000 for 1999 plus bonuses and customary fringe benefits. On severance for any reason, Ms. Chew is entitled to an additional one year's pay. In the event of disability, her salary shall continue for a period of two years.

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

Evaluation

     Mr. Eugene Landy is under an employment agreement with the Company. His base compensation under this contract is $150,000 per year. (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $75,000, base compensation of $75,000, $18,376 in director's fees, fringe benefits and legal fees plus $80,000 accrual for pension and other benefits in 1998).

     The Committee also reviewed the progress made by Mr. Samuel A. Landy, President. Funds from operations increased by approximately 4%. Mr. Samuel Landy is under an employment agreement with the Company. His base compensation under this contract is $199,650 for 1998. The Committee is currently finalizing Mr. Samuel Landy's new contract. The Committee granted Mr. Samuel Landy a bonus of $36,300 for 1997 which was paid in 1998.

COMPARATIVE STOCK PERFORMANCE.

     The line graph compares the total return of the Company's common stock for the last five years to the NAREIT ALL REIT Total Return Index published by the National Association of Real Estate Investment Trust (NAREIT) and to the S&P 500 Index for the same period. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.



                                1993   1994   1995   1996   1997   1998

United Mobile Homes, Inc.       100    109     153    189    207    201
NAREIT All REIT                 100    101     119    162    192    156
S & P 500                       100    101     139    171    228    294

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     On March 12, 1999, no person owned of record, or was known by the Company to own beneficially more than five percent (5%) of the shares of the Company, except the following:

                                                           Percent
                 Name and Address         Shares Owned        of
Title of Class   of Beneficial Owner      Beneficially      Class

Common Stock   Eugene W. Landy               865,670        11.95%
               20 Tuxedo Road
               Rumson, NJ  07760

Common Stock   Richard H. Molke              364,603         5.03%
               8 Ivins Place
               Rumson, NJ  07760

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY
TRANSACTIONS

     Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 14(a)(1)(vi), Note 8 of the Notes to Consolidated Financial Statements Related Party Transactions.

                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
ON FORM 8-K


(a)(1)   The following Financial Statements are filed as part of this report.


                                                                     Page(s)

(i)      Independent Auditors' Report                                  27

(ii)     Consolidated Balance Sheets as of December 31, 1998 and       28
         and 1997

(iii)    Consolidated Statements of Income for the years               29
         ended December 31, 1998, 1997 and 1996

(iv)     Consolidated Statements of Shareholders' Equity for           30
         the years ended December 31, 1998, 1997 and 1996

(v)      Consolidated Statements of Cash Flows for the years           31
         ended December 31, 1998, 1997 and 1996

(vi)     Notes to Consolidated Financial Statements                  32-44

(a)(2) The following Financial Statement Schedule for the years ended December 31, 1998, 1997 and 1996 is filed as part of this report.

(i)      Schedule III - Real Estate and Accumulated Depreciation      45

     All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(a)(3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

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

(21)           Subsidiaries of the Registrant:

               The Company operates through nine wholly-owned multiple Subsidiaries carrying on the same line of business. The parent company of these subsidiaries is the Registrant. The line of business is the operation of manufactured home communities.

(23)           Consent of KPMG LLP

(a)(3)(b)      Reports on Form 8-K

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Shorts Hills, New Jersey                     /s/ KPMG LLP
February 19, 1999


                    UNITED MOBILE HOMES, INC.
                   CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1998 AND 1997

         - ASSETS -                            1998             1997
INVESTMENT PROPERTY AND EQUIPMENT
 Land                                      $ 6,797,935     $ 6,351,506
 Site and Land Improvements                 46,198,257      43,927,856
 Buildings and Improvements                  2,691,426       2,592,125
 Rental Homes and Accessories                5,656,441       5,339,857
                                            ----------      ----------
  Total Investment Property                 61,344,059      58,211,344
 Equipment and Vehicles                      2,643,774       2,416,402
                                            ----------      ----------
  Total Investment Property and Equipment   63,987,833      60,627,746
 Accumulated Depreciation                  (25,091,588)    (22,918,677)
                                            ----------      ----------
  Net Investment Property and Equipment     38,896,245      37,709,069
                                            ----------      ----------
OTHER ASSETS
  Cash and Cash Equivalents                    832,408         191,319
  Securities Available for Sale              7,752,565       3,547,236
  Notes and Other Receivables                  734,724         678,280
  Unamortized Financing Costs                  157,928         172,694
  Prepaid Expenses                             168,515         109,415
  Land Development Costs                     1,504,264       1,191,246
                                            ----------      ----------
   Total Other Assets                       11,150,404       5,890,190
                                            ----------      ----------
TOTAL ASSETS                               $50,046,649     $43,599,259
                                            ==========      ==========
     - LIABILITIES AND SHAREHOLDERS' EQUITY -
LIABILITIES:
MORTGAGES PAYABLE                          $21,411,576     $20,111,023
                                            ----------      ----------
OTHER LIABILITIES
  Accounts Payable                             152,011         222,474
  Loans Payable                              3,368,512         578,973
  Accrued Liabilities and Deposits           1,495,653       1,477,855
  Tenant Security Deposits                     406,084         378,393
                                            ----------      ----------
    Total Other Liabilities                  5,422,260       2,657,695
                                            ----------      ----------
  Total Liabilities                         26,833,836      22,768,718
                                            ----------      ----------
SHAREHOLDERS' EQUITY:
 Common Stock - $.10 par value per share,
  10,000,000 shares authorized,
  7,246,580 and 6,865,312 issued and
  outstanding as of December 31, 1998
  and 1997, respectively                       724,658         686,531
 Additional Paid-In Capital                 23,427,783      20,572,786
 Accumulated Other
  Comprehensive (Loss) Income                 (271,835)        239,017
  Accumulated Deficit                         (667,793)       (667,793)
                                            ----------      ----------
    Total Shareholders' Equity              23,212,813      20,830,541
                                            ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                    $50,046,649     $43,599,259
                                            ==========      ==========
        See Accompanying Notes to Consolidated Financial Statements



                  UNITED MOBILE HOMES, INC.
               CONSOLIDATED STATEMENTS OF INCOME
     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                     1998         1997         1996
Rental and Related Income         $16,783,821  $15,423,111  $14,533,218

Community Operating Expenses        7,603,489    6,817,094    6,221,749
                                   ----------   ----------   ----------
Income from Community
  Operations                        9,180,332    8,606,017    8,311,469
Other Expenses (Income):
  General and Administrative        1,386,757    1,356,736    1,512,623
  Interest Expense                  1,505,577    1,123,445    1,434,875
  Interest and Dividend Income    (   409,457)  (  240,700)  (   93,579)
  Depreciation Expense              2,403,399    2,116,732    2,007,449
  Other                               105,460       42,000       54,222
                                    ---------    ---------    ---------
Income Before Gain (Loss)
  On Sales of Assets                4,188,596    4,207,804    3,395,879
  Gain (Loss) on Sales of Assets       13,095   (   10,546)     333,647
                                    ---------    ---------    ---------
Net Income                        $ 4,201,691  $ 4,197,258   $3,729,526
                                    =========    =========    =========
Net Income Per Share -
  Basic and Diluted               $       .60  $       .63   $      .61
                                    =========    =========    =========
Weighted Average Shares
  Outstanding:
    Basic                           7,042,701    6,617,479     6,072,637
                                    =========    =========     =========
    Diluted                         7,060,542    6,679,994     6,155,018
                                    =========    =========     =========

                  See Accompanying Notes to
              Consolidated Financial Statements



                    UNITED MOBILE HOMES, INC.
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                Additional
                                           Common Stock           Paid-In
                                       Number      Amount         Capital
Balance 12/31/95                     5,850,631     $585,063    $10,373,217

Common Stock Issued with the DRIP      526,045       52,605      5,619,417

Common Stock Issued through the
  Exercise of Stock Options             57,000        5,700        282,800

Distributions                              -0-          -0-            -0-

Net Income                                 -0-          -0-            -0-

Unrealized Net Holding
 Gains on Securities
 Available for Sale                        -0-          -0-            -0-
                                     ---------   ----------      ---------
Balance 12/31/96                     6,433,676   16,275,434        643,368

Common Stock Issued with the DRIP      382,636       38,263      4,309,405

Common Stock Issued through the
  Exercise of Stock Options             49,000        4,900        312,350

Distributions                              -0-          -0-       (324,403)

Net Income                                 -0-          -0-            -0-

Unrealized Net Holding
 Gains on Securities
 Available for Sale Net of
 Reclassification Adjustment
 of $92,811 for Gains
 Included in Net Income                   -0-           -0-            -0-
                                    ---------    ----------      ---------
Balance 12/31/97                    6,865,312    20,572,786        686,531

Common Stock Issued with the DRIP     357,268        35,727      3,695,329

Common Stock Issued through the
  Exercise of Stock Options            24,000         2,400        162,600

Distributions                             -0-           -0-     (1,002,932)

Net Income                                -0-           -0-            -0-

Unrealized Net Holding Gains on
  Securities Available for Sale           -0-           -0-            -0-
                                    ---------       -------     ----------
Balance 12/31/98                    7,246,580      $724,658    $23,427,783
                                    =========       =======     ==========


*    Dividend Reinvestment and Stock Purchase Plan


     See Accompanying Notes to Consolidated Financial Statements

                           -30a-



                        UNITED MOBILE HOMES, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                    Accumulated
                                        Other
                                   Comprehensive   Accumulated  Comprehensive
                                   (Loss)/Income      Deficit       Income
Balance 12/31/95                    $   -0-     $(  667,793)

Common Stock Issued with the DRIP       -0-           -0-

Common Stock Issued through the
  Exercise of Stock Options             -0-      (3,630,891)

Distributions                           -0-      (3,630,891)

Net Income                              -0-      $3,729,526      $ 3,729,526

Unrealized Net Holding Gains on
 Securities Available for Sale       76,501             -0-           76,501
                                     ------       ---------         --------

Balance 12/31/96                     76,501      ( 569,158)      $ 3,806,027
                                                                   =========
Common Stock Issued with the DRIP       -0-             -0-

Common Stock Issued through the
  Exercise of Stock Options             -0-             -0-

Distributions                           -0-      (4,295,893)

Net Income                              -0-      $4,197,258      $ 4,197,258

Unrealized Net Holding Gains on
  Securities Available for Sale
  Net of Reclassification
  Adjustment of $92,811 for
  Gains Included in Net Income      162,516            -0-           162,516
                                    -------        --------        ---------

Balance 12/31/97                    239,017       ( 667,793)     $ 4,359,774
                                                                   =========
Common Stock Issued with the DRIP       -0-             -0-

Common Stock Issued through the
  Exercise of Stock Options             -0-             -0-

Distributions                           -0-      (4,201,691)

Net Income                              -0-       4,201,691      $ 4,201,691

Unrealized Net Holding Gains on
  Securities Available for Sale    (510,852)            -0-       (  510,852)
                                    -------         -------        ---------
Balance 12/31/98                  $(271,835)      $(667,793)     $ 3,690,839
                                    =======         =======        =========


*   Dividend Reinvestment and Stock Purchase Plan

    See Accompanying Notes to Consolidated Financial Statements

                                    -30b-



                    UNITED MOBILE HOMES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           1998         1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                            $ 4,201,691   $ 4,197,258   $ 3,729,526
 Depreciation                           2,403,399     2,116,732     2,007,449
 Amortization                             105,460        42,000        54,222
 Gross Gains on Sales of Securities
  Available for Sale                          -0-    (   92,811)          -0-
  Gain (Loss) on Sales of Investment
    Property and Equipment            (    13,095)       10,546    (  333,647)
Changes in Operating Assets and
  Liabilities -
 Notes and Other Receivables          (    56,444)   (  171,081)       40,580
 Prepaid Expenses                     (    59,100)      175,578    (   12,289)
 Accounts Payable                     (    70,463)       16,048         9,069
 Accrued Liabilities and Deposits          17,798    (   42,786)      276,955
 Tenant Security Deposits                  27,691         7,429        51,732
                                        ---------     ---------     ---------
Net Cash Provided by Operating
 Activities                             6,556,937     6,258,913     5,823,597
                                        ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home
 Communities                                 -0-     (4,236,000)   (3,435,506)
Purchase of Investment Property and
 Equipment                            (2,169,674)    (2,537,589)   (2,217,809)
Proceeds from Sales of Investment
 Property and Equipment                  303,972        332,615       636,731
Additions to Land Development Costs   (2,024,796)    (2,300,481)   (2,247,827)
Purchase of Securities Available for
 Sale                                 (4,716,181)    (2,743,605)   (1,364,536)
Proceeds from Sales of Securities
 Available for Sale                          -0-        892,733           -0-
                                       ---------     ----------     ---------
Net Cash Used by Investing Activities (8,606,679)   (10,592,327)   (8,628,947)
                                       ---------     ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans      3,600,000      3,150,000     1,300,000
Net Proceeds from (Repayments of)
 Short-Term Borrowings                 2,789,539        578,973           -0-
Principal Payments of Mortgages and
 Loans                                (2,299,447)   (   390,007)   (1,656,605)
Financing Costs on Debt               (   90,694)   (    53,950)   (   15,863)
Proceeds from Dividend Reinvestment
 and Stock Purchase Plan               1,870,075      2,522,815     4,219,869
Proceeds from Exercise of Stock
Options                                  165,000        317,250       288,500
Dividends Paid                        (3,343,642)    (2,795,443)   (2,178,738)
                                       ---------      ---------     ---------
Net Cash Provided by Financing
 Activities                            2,690,831      3,329,638     1,957,163
                                       ---------      ---------     ---------
NET INCREASE (DECREASE) IN CASH          641,089     (1,003,776)   (  848,187)
CASH & CASH EQUIVALENTS - BEGINNING      191,319      1,195,095     2,043,282
                                       ---------      ---------     ---------
CASH & CASH EQUIVALENTS - END         $  832,408    $   191,319   $ 1,195,095
                                       =========      =========     =========


                      See Accompanying Notes to
                Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST

     United Mobile Homes, Inc. (the Company) has elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856858 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 95% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS - The Company owns and operates twenty-four manufactured home communities containing 5,615 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY             LOCATION

Allentown                               Memphis, Tennessee
Brookview Village                       Greenfield Center, New York
Cedarcrest                              Vineland, New Jersey
Cranberry Village                       Cranberry Township, Pennsylvania
Cross Keys Village                      Duncansville, Pennsylvania
D & R Village                           Clifton Park, New York
Edgewood Estates                        Apollo, Pennsylvania
Fairview Manor                          Millville, New Jersey
Forest Park Village                     Cranberry Township, Pennsylvania
Heather Highlands                       Inkerman, Pennsylvania
Highland Estates                        Kutztown, Pennsylvania
Kinnebrook                              Monticello, New York
Lake Sherman Village                    Navarre, Ohio
Memphis Mobile City                     Memphis, Tennessee
Oxford Village                          West Grove, Pennsylvania
Pine Ridge Village                      Carlisle, Pennsylvania
Port Royal Village                      Belle Vernon, Pennsylvania
River Valley Estates                    Marion, Ohio
Sandy Valley Estates                    Magnolia, Ohio
Southwind Village                       Jackson, New Jersey
Spreading Oaks Village                  Athens, Ohio
Waterfalls Village                      Hamburg, New York
Woodlawn Village                        Eatontown, New Jersey
Wood Valley                             Caledonia, Ohio

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

UNAMORTIZED FINANCING COSTS - Legal fees and loan processing fees for new and restructured mortgages are being amortized over the life of the related debt. Amortization expenses charged to other expenses for the years ended December 31, 1998, 1997 and 1996 were $105,460, $42,000 and $54,222, respectively.

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

REVENUE RECOGNITION - The Company derives its income from the rental of manufactured home sites. The Company also owns approximately 360 rental units which are rented to residents.
Revenue is recognized on the accrual basis.

NET INCOME PER SHARE - Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (7,042,701, 6,617,479 and 6,072,637 in 1998, 1997 and 1996, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (7,060,542, 6,679,994 and 6,155,018 in 1998, 1997 and 1996,
respectively) (See Note 6). Options in the amount of 17,841, 62,515 and 82,381 for 1998, 1997, and 1996, respectively, are included in the diluted weighted average shares outstanding.

STOCK OPTION PLANS - Stock option plans are accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense would be recorded on the date of grant only if the current market price on the underlying stock exceeds the exercise price. Included in these Notes to Consolidated Financial Statements are the pro forma disclosures required by SFAS No. 123, "Accounting for StockBased Compensation," which assumes the fair value based method of accounting had been adopted.

OTHER COMPREHENSIVE INCOME - On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive
Income".   SFAS No. 130 establishes standards for reporting and
presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities available for sale and is presented in the consolidated statements of shareholders' equity.

RECLASSIFICATION - Certain amounts in the financial statements for the prior years have been reclassified to conform to the statement presentation for the current year.

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT

     On December 19, 1997, the Company acquired Waterfalls
Village, a 202-space manufactured home community located in Hamburg, New York. The purchase price, including closing costs, totaled $4,236,000.

     The Company is currently conducting an expansion program at a number of its communities.

   The following is a summary of accumulated depreciation by major classes of assets:

                                     December 31, 1998   December 31, 1997

Site and Land Improvements              $ 20,749,083        $ 19,018,397
Buildings and Improvements                 1,236,080           1,129,522
Rental Homes and Accessories               1,363,402           1,251,986
Equipment and Vehicles                     1,743,023           1,518,772
                                          ----------          ----------
Total Accumulated Depreciation          $ 25,091,588        $ 22,918,677
                                          ==========          ==========

NOTE 4 - SECURITIES AVAILABLE FOR SALE

     The following is a summary of securities available for sale at December 31, 1998 and 1997:

                                       1998                     1997
                                            Market                   Market
                                  Cost       Value        Cost        Value

Equity Securities:
 Monmouth Real Estate Investment
  Corporation * (270,568 shares
  and 203,550 shares at
  December 31, 1998 and
  1997, respectively)          $1,620,390  $1,488,125  $1,183,693  $1,323,078

 Monmouth Capital Corporation *
  (21,545 shares and 21,269
  shares at December 31, 1998
  and 1997, respectively)          55,004      75,409      54,036      61,148

Other Equity Securities         4,521,710   4,357,957     995,480   1,021,635

Debt Securities (maturing
 in 2001 to 2003)               1,827,297   1,831,074   1,075,010   1,141,397
                                ---------   ---------   ---------   ---------

Total                          $8,024,401  $7,752,565  $3,308,219  $3,547,236
                                =========   =========   =========   =========

     *  Related entity - See Note 8.

     Gross unrealized gains on debt securities amounted to $22,975 and $66,365 as of December 31, 1998 and 1997,
respectively. Gross unrealized losses on debt securities amounted to $19,198 and $-0- at December 31, 1998 and 1997, respectively. Gross unrealized gains on equity securities amounted to $111,698 and $240,470 as of December 31, 1998 and 1997, respectively. Gross unrealized losses on equity securities amounted to $387,311 and $1,453 as of December 31, 1998 and 1997, respectively.

NOTE 5 - LOANS AND MORTGAGES PAYABLE

LOANS PAYABLE

     During 1998, the Company purchased securities on margin. The margin loan is at 8% and due on demand. At December 31, 1998, the margin loan amounted to $3,257,386 and is secured by investment securities with a market value of $7,752,565.

MORTGAGES PAYABLE

     The following is a summary of mortgages payable at December 31, 1998 and 1997:

                                 Interest
Property               Due Date    Rate         1998           1997

D & R Village          05-01-03    7.5%    $ 3,550,650    $ 1,790,191
Sandy Valley           05-01-00   10.50%       843,691        862,238
Water Falls Village    01-01-03    7.625%    3,083,814      3,150,000
Various (5 properties) 12-01-00 *  7.50%    13,933,421     14,308,594
                                            ----------     ----------
TOTAL MORTGAGES PAYABLE                    $21,411,576    $20,111,023
                                            ==========     ==========

    * May be extended by the Company for an additional five years.

     At December 31, 1998 and 1997, mortgages are collateralized by real property with a carrying value of $21,569,697 and $20,584,479, respectively, before accumulated depreciation and amortization. Interest costs amounting to $154,000 and $250,000 were capitalized during 1998 and 1997, respectively, in connection with the Company's expansion program.

UNSECURED LINE OF CREDIT

     The Company has a $1,000,000 unsecured line of credit with Summit Bank, all of which was available at December 31, 1998.
The interest rate on this line of credit is prime plus 1/2%.
This line of credit expires on February 9, 2000.

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

   The aggregate principal payments of all mortgages payable are scheduled as follows:

                    1999 -         $    577,676
                    2000 -           14,514,903
                    2001 -              177,456
                    2002 -              191,544
                    2003 -            5,949,997
                                     ----------
                    Total -        $ 21,411,576
                                     ==========

NOTE 6 - EMPLOYEE STOCK OPTIONS

   The Company maintains Stock Option Plans for officers and key employees to purchase up to 750,000 shares of common stock. Options may be granted any time up to December 31, 2003. No option shall be available for exercise beyond ten years. All options are exercisable after one year from the date of grant. The option price shall not be below the fair market value at date of grant. Cancelled or expired options are added back to the "pool" of shares available under the plan.

     A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended are as follows:


                            1998            1997              1996
                              Weighted-        Weighted-          Weighted-
                              Average          Average             Average
                              Exercise         Exercise            Exercise
                     Shares    Price    Shares   Price      Shares   Price

Outstanding at
 beginning of year  336,500   $ 9.97   278,000  $ 8.31     272,000  $ 7.08
Granted              58,000    11.19   107,500   12.69      63,000   10.70
Exercised          ( 24,000)    6.88  ( 49,000)   6.47    ( 57,000)   5.06
Expired            ( 11,000)   11.16       -0-     -0-         -0-     -0-
                    -------            -------             -------
Outstanding at
 end of year        359,500    10.34   336,500    9.97     278,000    8.31
                    =======            =======             =======
Options
 exercisable
 at end of year     301,500            229,000             215,000
                    =======            =======             =======
Weighted-average
  fair value of
  options granted
  during the year               1.36              1.99               2.08

   The Company elected to continue following APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                       1998         1997          1996

Net Income      As reported        $ 4,201,691   $4,197,258   $ 3,729,526
                Pro forma            4,036,731    4,066,414     3,603,216

Net Income Per
 Share - Basic  As reported                .60          .63           .61
  and Diluted   Pro forma                  .57          .61           .59

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 7 percent for 1998 and 5 percent for 1997 and 1996; expected volatility of 25 percent; risk-free interest rates of 5.74 percent, 6.24 percent and 6.5 percent in 1998, 1997 and 1996, respectively; and expected lives of five years.

     The following is a summary of stock options outstanding as of December 31, 1998:

          Date of    Number of    Number of   Option    Expiration
           Grant     Employees      Shares     Price        Date

        05/31/94        1           25,000     9.125     05/31/99
        10/18/94        5           24,000     7.125     10/18/99
        01/05/95        2           75,000     8.25      01/05/00
        08/03/95        3            9,000     8.375     08/03/00
        08/17/95        2           15,000     8.375     08/17/00
        01/10/96        1           25,000    10.625     01/10/01
        06/27/96        5           27,000    10.75      06/27/01
        01/03/97        1           25,000    13.125     01/03/02
        03/17/97        1           25,000    13.375     03/17/02
        06/25/97        6           26,500    11.50      06/25/02
        12/15/97        1           25,000    13.0625    12/15/02
        01/08/98        1           25,000 *  12.75      01/08/03
        08/05/98        8           33,000 *  10.00      08/05/03
                                   -------
                                   359,500
                                   =======

* Unexercisable

     As of December 31, 1998, there were 358,500 shares available for grant under these plans.

NOTE 7 - 401(K) PLAN

     Any full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company's 401(k) Plan (Plan). Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of 15%) and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 1998, 1997 and 1996, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary. This amounted to $38,271, $33,218 and $36,445 for 1998, 1997 and
1996, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS

TRANSACTIONS WITH AFFILIATED PARTNERSHIPS

     Royal Green Ltd., a partnership in which Mr. Eugene W. Landy has a significant ownership interest, owns approximately 10 homes located in Allentown in Memphis, Tennessee. The Company charges Royal Green, Ltd. market rent on each occupied home.

TRANSACTIONS WITH MONMOUTH REAL ESTATE INVESTMENT CORPORATION

     During 1998, 1997 and 1996, the Company purchased shares of Monmouth Real Estate Investment Corporation (MREIC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). There are five Directors of the Company who are also Directors and shareholders of MREIC.

TRANSACTIONS WITH MONMOUTH CAPITAL CORPORATION AND THE MOBILE
HOME STORE, INC.

     During 1998, 1997 and 1996, the Company purchased shares of Monmouth Capital Corporation (MCC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See
Note 4). Six directors of the Company are also directors and shareholders of MCC.

     The Company receives rental income from The Mobile Home
Store, Inc. (MHS), a wholly-owned subsidiary of MCC. MHS sells and finances the sales of manufactured homes.

   MHS pays the Company market rent on sites where MHS has a home for sale. Total site rental income from MHS amounted to $152,935, $117,709 and $98,167, respectively for the years ended December 31, 1998, 1997 and 1996.

     Effective April 1, 1995, the Company and MHS entered into an agreement whereby MHS leases space from the Company to be used as sales lots, at market rates, at most of the Company's communities. Total rental income relating to these leases amounted to $139,200, $90,000 and $90,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     As a REIT, the Company cannot be in the business of selling manufactured homes for profit. During 1998, 1997 and 1996, the Company had approximately $139,000, $134,000 and $64,000 respectively, of rental homes that were sold to MHS at book value.

     During 1998, 1997 and 1996, the Company purchased from MHS at its cost, 10, 7 and 13 new homes, respectively totaling
$269,192, $198,374 and $298,025, respectively to be used as
rental homes.

SALARY, DIRECTORS', MANAGEMENT AND LEGAL FEES

     During the years ended December 31, 1998, 1997 and 1996, salary, Directors', management and legal fees to Mr. Eugene W. Landy and the law firm of Landy & Landy amounted to $166,100, $183,850 and $187,350, respectively.
                             -40-

OTHER MATTERS

     During 1994, the Company entered into a three-year employment agreement and a five-year employment agreement with two of its executive officers. The agreements provide for base compensation, bonuses and fringe benefits, in addition to specified severance and retirement benefits. The Company is accruing these benefits over the terms of the agreements. Included in general and administrative expense for the years ended December 31, 1998, 1997 and 1996 were $83,750, $167,500 and $174,050 respectively, relating to these agreements.


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

     Amounts received and shares issued in connection with the
DRIP for the years ended December 31, 1998, 1997 and 1996 were as follows:
                                  1998           1997          1996
Amounts Received/Dividends
   Reinvested                  $3,731,056     $4,347,668    $5,672,022
Number of Shares Issued           357,268        382,636       526,045

NOTE 10 - DISTRIBUTIONS

     The following dividends were paid to shareholders during the three years ended December 31, 1998, 1997 and 1996:

                       1998                1997                1996
Quarter Ended     Amount  Per Share   Amount  Per Share   Amount  Per Share

March 31      $1,202,990   $ .175   $1,129,043 $ .175   $877,906   $ .15
June 30        1,311,297     .1875   1,144,741   .175    894,971     .15
September 30   1,340,697     .1875   1,163,882   .175    915,813     .15
December 31    1,349,639     .1875   1,182,630   .175    942,201     .15
               ---------     -----   ---------   ----    -------     ---
              $5,204,623   $ .7375  $4,620,296 $ .70  $3,630,891   $ .60
               =========     =====   =========   ===   =========     ===

     Total distributions to shareholders for 1998 amounted to $5,204,623, or $.7375 per share, of which 94.34% was taxed as ordinary income, and 5.66% was a return of capital. This amount does not include the dividend resulting from the discount on shares purchased through the Company's Dividend Reinvestment and Stock Purchase Plan.

     On December 16, 1998, the Company declared a dividend of $.1875 per share to be paid on March 15, 1999 to shareholders of record February 16, 1999.

NOTE 11 - FEDERAL INCOME TAXES

     The Company elected to be taxed as a REIT. As the Company has distributed all of its income currently, no provision has been made for Federal income or excise taxes for the years ended December 31, 1998, 1997 and 1996.

NOTE 12 - LEGAL MATTERS

   There are no lawsuits pending against the Company that management believes will have a material effect on the financial condition or results of operations of the Company.

     The Company is a Defendant in various personal injury cases, all of which are being defended by the Company's insurance carrier.

     During 1998, the Company paid a judgment of $68,142 to Stults and Associates, Inc. (Stults), an engineering firm. The Company has filed a counterclaim for $200,000 against Stults seeking damages based on Stults' negligence. Management believes that the outcome of these lawsuits will not have a material effect on the financial condition or results of operations of the Company.

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

   The Company is a Defendant in a wrongful discharge case, Marion Kurth v. United Mobile Homes, Inc., alleging sexual discrimination. The Company strongly contests the plaintiff's claim. Additionally, the plaintiff had signed a release which the Company believes is valid. The Company intends to vigorously defend the lawsuit. Management believes that the outcome of this lawsuit will not have a material effect on the financial condition or results of operations of the Company.

     The Company is also a Defendant in a wrongful discharge case, Frank Van Fossen v. United Mobile Homes, Inc. The Company does not see any merit to this case. Management believes that the outcome of this lawsuit will not have a material effect on the financial condition or results of operations of the Company.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required to disclose certain information about fair values of financial instruments, as defined in SFAS
No. 107, "Disclosures About Fair Value of Financial
Instruments".

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

         The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of mortgages payable approximates their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.
                             -43-

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the years ended December 31, 1998, 1997 and 1996 for interest was $1,351,577, $1,373,445 and
$1,434,875, respectively.

     During the years ended December 31, 1998, 1997 and
1996, land development costs of $1,711,778, $3,507,879
and $518,058, respectively were transferred to investment property and equipment and placed in service.

     During the years ended December 31, 1998, 1997 and 1996, the Company had dividend reinvestments of $1,860,981, $1,824,853 and $1,452,153, respectively which required no cash transfers.



                  UNITED MOBILE HOMES, INC.
                        SCHEDULE III
          REAL ESTATE AND ACCUMULATED DEPRECIATION
                     DECEMBER 31, 1998

Column A             Column B          Column C               Column D
                                       Initial Cost
                                            Site, Land      Capitalization
                                            & Building      Subsequent to
Description       Encumbrances      Land    Improvements     Acquisition

Memphis, TN       $    -0-      $  250,000  $ 2,569,101       $  996,208
Greenfield
 Center, NY            -0-          37,500      232,547        1,517,859
Vineland, NJ               (3)     320,000    1,866,323          628,307
Duncansville, PA       -0-          60,774      378,093          280,002
Cranberry
 Township, PA          -0-         181,930    1,922,931          172,397
Clifton Park, NY   3,550,650       391,724      704,021          768,055
Apollo, PA             -0-         670,000    1,336,600          563,635
Zelienople, PA         -0-          75,000      977,225          995,494
Millville, NJ          -0-         216,000    1,166,517        2,216,233
Kutztown, PA           -0-         145,000    1,695,041        2,223,367
Inkerman, PA           -0-         572,500    2,151,569        1,567,629
Monticello, NY         -0-         235,600    1,402,572        1,409,044
Navarre, OH            -0-         290,000    1,457,673          581,577
Memphis, TN            -0-          78,435      810,477        1,222,965
West Grove, PA             (3)     175,000      990,515        1,225,507
Carlisle, PA           -0-          37,540      198,321          619,472
Belle Vernon, PA           (3)     150,000    2,491,796        1,461,811
Marion, OH             -0-         236,000      785,293        1,641,465
Athens, OH             -0-          67,000    1,326,800           79,508
Magnolia, OH         843,691       270,000    1,941,430        1,438,547
Jackson, NJ                (3)     100,095      602,820        1,248,826
Hamburg, NY        3,083,814       424,000    3,812,000              -0-
Eatontown, NJ              (3)     157,421      280,749          100,194
Caledonia, OH            -0-       260,000    1,753,206           96,116
                  ----------     ---------   ----------       ----------
                 $ 7,478,155    $5,401,519  $32,853,620      $23,054,218
                  13,933,421 (3) =========   ==========       ==========
                  ----------
                 $21,411,576
                  ==========



                            -45a-


                  UNITED MOBILE HOMES, INC.
                        SCHEDULE III
          REAL ESTATE AND ACCUMULATED DEPRECIATION
                    DECEMBER 31, 1998


Column A                     Column E(1)(2)                       Column F(1)
                  Gross Amount at Which Carried at 12/31/98
                               Site, Land &
                                  Building                        Accumulated
Description            Land      Improvements        Total        Depreciation
Memphis, TN        $    250,000   $  3,565,309   $  3,815,309     $  1,980,774
Greenfield
 Center, NY             122,865      1,665,041      1,787,906          886,438
Vineland, NJ            408,206      2,406,424      2,814,630        1,372,230
Duncansville, PA         60,774        658,095        718,869          524,963
Cranberry
 Township, PA           181,930      2,095,328      2,277,258        1,268,026
Clifton Park, NY        391,724      1,472,076      1,863,800          869,804
Apollo, PA              670,000      1,900,235      2,570,235          239,387
Zelienople, PA           75,000      1,972,719      2,047,719        1,507,029
Millville, NJ           631,137      2,967,613      3,598,750        1,010,717
Kutztown, PA            422,839      3,640,569      4,063,408          810,133
Inkerman, PA            572,500      3,719,198      4,291,698          771,201
Monticello, NY          318,472      2,728,744      3,047,216          865,590
Navarre, OH             290,000      2,039,250      2,329,250          858,843
Memphis, TN              78,435      2,033,442      2,111,877          893,601
West Grove, PA          536,064      1,854,958      2,391,022        1,351,635
Carlisle, PA            145,473        709,860        855,333          632,329
Belle Vernon, PA        150,000      3,953,607      4,103,607        2,910,811
Marion, OH              236,000      2,426,758      2,662,758          709,704
Athens, OH               67,000      1,406,308      1,473,308          119,143
Magnolia, OH            270,000      3,379,977      3,649,977        1,653,041
Jackson, NJ             100,095      1,851,646      1,951,741        1,404,274
Hamburg, NY             424,000      3,832,553      4,256,553          145,767
Eatontown, NJ           135,421        402,943        538,364          355,234
Caledonia, OH           260,000      1,849,322      2,109,322          194,620
                      _________     __________     __________       __________
                    $ 6,797,935   $ 54,531,975   $ 61,329,910     $ 23,335,294
                      =========     ==========     ==========       ==========

                             -45b-

                  UNITED MOBILE HOMES, INC.
                        SCHEDULE III
          REAL ESTATE AND ACCUMULATED DEPRECIATION
                      DECEMBER 31, 1998



Column A                   Column G         Column H           Column I

                             Date of           Date           Depreciable
Description               Construction       Acquired            Life
Memphis, TN               Prior to 1980        1986             3 to 27.5
Greenfield Center, NY     Prior to 1970        1977             3 to 27.5
Vineland, NJ                   1973            1986             3 to 27.5
Duncansville, PA               1961            1979             3 to 27.5
Cranberry Township, PA         1974            1986             5 to 27.5
Clifton Park, NY               1972            1978             3 to 27.5
Apollo, PA                Prior to 1980        1995             5 to 27.5
Zelienople, PA            Prior to 1980        1982             3 to 27.5
Millville, NJ             Prior to 1980        1985             3 to 27.5
Kutztown, PA                   1971            1979             5 to 27.5
Inkerman, PA                   1970            1992             5 to 27.5
Monticello, NY                 1972            1988             5 to 27.5
Navarre, OH               Prior to 1980        1987             5 to 27.5
Memphis, TN                    1955            1985             3 to 27.5
West Grove, PA                 1971            1974             5 to 27.5
Carlisle, PA                   1961            1969             3 to 27.5
Belle Vernon, PA               1973            1983             3 to 27.5
Marion, OH                     1950            1986             3 to 27.5
Athens, OH                Prior to 1980        1996             5 to 27.5
Magnolia, OH              Prior to 1980        1985             5 to 27.5
Jackson, NJ                    1969            1969             3 to 27.5
Hamburg, NY               Prior to 1980        1997               27.5
Eatontown, NJ                  1964            1978             3 to 27.5
Caledonia, OH             Prior to 1980        1996             5 to 27.5


                            -45c-


                                   /-------------FIXED ASSETS------------/
(1)  Reconciliation:               12/31/98      12/31/97        12/31/96

   Balance - Beginning of Year    $ 58,197,197  $ 48,733,757   $ 43,300,828
                                    ----------    ----------     ----------
   Additions:
   Acquisitions                            -0-     4,236,000      3,407,006
   Improvements                      3,512,719     5,628,858      2,410,284
   Depreciation                            -0-       -0-                -0-
                                    ----------    ----------     ----------
    Total Additions                  3,512,719     9,864,858      5,817,290
                                    ----------    ----------     ----------
   Deletions                           380,006       401,418        384,361
                                    ----------    ----------     ----------
   Balance - End of Year          $ 61,329,910  $ 58,197,197   $ 48,733,757
                                    ==========    ==========     ==========




                                      /-----ACCUMULATED DEPRECIATION-----/
Reconciliation:                         12/31/98     12/31/97      12/31/96

Balance - Beginning                  $ 21,388,924 $ 19,646,362  $ 18,013,841
                                       ----------   ----------    ----------
Additions:
Acquisitions                                 -0-           -0-           -0-
Improvements                                 -0-           -0-           -0-
Depreciation                           2,079,649     1,812,903     1,743,042
                                      ----------    ----------    ----------
  Total Additions                      2,079,649     1,812,903     1,743,042
                                      ----------    ----------    ----------
Deletions                                133,279        70,341       110,521
                                      ----------    ----------    ----------
Balance - End of Year               $ 23,335,294  $ 21,388,924  $ 19,646,362
                                      ==========    ==========    ==========

(2)  The aggregate cost for Federal tax purposes approximates historical cost.

(3)  Represents one mortgage note payable secured by five properties.



                            -45d-

              INDEPENDENT ACCOUNTANTS' CONSENT


The Board of Directors
United Mobile Homes, Inc.

We consent to incorporation by reference in the Registration Statement (No. 333-13053) on Form S-8 of our report dated February 19, 1999, relating to the consolidated balance sheets of United Mobile Homes, Inc., as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, and the related schedule, which report appears in the December 31, 1998 annual report on Form 10-K of United Mobile Homes, Inc.



                                   /s/ KPMG LLP


Short Hills, New Jersey
March 15, 1999

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED MOBILE HOMES, INC.


                                   BY:/s/Eugene W. Landy
                                      EUGENE W. LANDY
                                      Chairman of the Board
Dated:  March 15, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                      Title                 Date


/s/Eugene W. Landy       Chairman of the       March 15, 1999
EUGENE W. LANDY          Board and Director

/s/Samuel A. Landy       President and         March 15, 1999
SAMUEL A. LANDY          Director

/s/Anna T. Chew          Vice President and    March 15, 1999
ANNA T. CHEW             Chief Financial
                         Officer and Director

/s/Ernest V. Bencivenga  Secretary/Treasurer   March 15, 1999
ERNEST V. BENCIVENGA     and Director

/s/Robert J. Anderson    Director              March 15, 1999
ROBERT J. ANDERSON

/s/Charles P. Kaempffer  Director              March 15, 1999
CHARLES P. KAEMPFFER

/s/Richard H. Molke      Director              March 15, 1999
RICHARD H. MOLKE

/s/Eugene Rothenberg     Director              March 15, 1999
EUGENE ROTHENBERG

/s/Robert G. Sampson     Director              March 15, 1999
ROBERT G. SAMPSON
                          -47-

(This page intentionally left blank)