Form 10-Q
period 1999-03-31
UNITED MOBILE HOMES INC
filed 1999-05-13
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1999

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For Quarter Ended                          Commission File Number
      March 31, 1999                                   0-13130

                       UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

     New Jersey                               22-1890929
   (State or otherjurisdiction of            (I.R.S. Employer
    incorporation or organization)            identification number)

      125 Wyckoff Road, Eatontown, New Jersey             07724

   Registrant's telephone number, including area code  (732) 389-3890
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No ________


The number of shares outstanding of issuer's common stock as of May 7, 1999 was 7,173,296 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                         MARCH 31, 1999


PART I - FINANCIAL INFORMATION                               Page No.

Item 1 - Financial Statements

         Consolidated Balance Sheets........................    3

         Consolidated Statements of Income..................    4

         Consolidated Statements of Cash Flows..............    5

         Notes to Consolidated Financial Statements.........   6-7

Item 2 - Management Discussion and Analysis of
         Financial Conditions and Results of Operations.....   8-9

Item 3 -  Quantitative and Qualitative Disclosures
          About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

PART II - OTHER INFORMATION.................................   10

          SIGNATURES........................................   11


                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
                AS OF MARCH 31, 1999 and DECEMBER 31, 1998

                                              March 31,      December 31,
                                                1999              1998
-ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                      $   6,797,935   $   6,797,935
  Site and Land Improvements                   46,390,568      46,198,257
  Buildings and Improvements                    2,688,871       2,691,426
  Rental Homes and Accessories                  6,294,143       5,656,441
                                               ----------      ----------
    Total Investment Property                  62,171,517      61,344,059
  Equipment and Vehicles                        2,674,660       2,643,774
                                               ----------      ----------
    Total Investment Property and Equipment    64,846,177      63,987,833
  Accumulated Depreciation                    (25,681,541)    (25,091,588)
                                               ----------      ----------
    Net Investment Property and Equipment      39,164,636      38,896,245
                                               ----------      ----------
OTHER ASSETS
  Cash and Cash Equivalents                     1,107,842         832,408
  Securities Available for Sale                 8,813,854       7,752,565
  Notes and Other Receivables                     754,155         734,724
  Unamortized Financing Costs                     211,154         157,928
  Prepaid Expenses                                298,297         168,515
  Land Development Costs                        1,817,341       1,504,264
                                               ----------      ----------
    Total Other Assets                         13,002,643      11,150,404
                                               ----------      ----------
TOTAL ASSETS                                 $ 52,167,279    $ 50,046,649
                                               ==========      ==========

- LIABILITIES AND SHAREHOLDERS' EQUITY -

MORTGAGES PAYABLE                            $ 24,420,393    $ 21,411,576
                                               ----------      ----------
OTHER LIABILITIES
  Accounts Payable                                 76,543         152,011
  Loans Payable                                 3,675,101       3,368,512
  Accrued Liabilities and Deposits              1,549,160       1,495,653
  Tenant Security Deposits                        414,006         406,084
                                               ----------      ----------
    Total Other Liabilities                     5,714,810       5,422,260
                                               ----------      ----------
TOTAL LIABILITIES                              30,135,203      26,833,836
                                               ----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share
   10,000,000 shares authorized, 7,294,296
   and 7,246,580 issued and 7,196,296 and
   7,246,580 outstanding, respectively            729,430         724,658
  Additional Paid-In Capital                   23,864,780      23,427,783
  Accumulated Other Comprehensive Loss      (     646,862)  (     271,835)
  Accumulated Deficit                       (     943,375)  (     667,793)
  Treasury Stock (98,000 shares at
   March 31,1999)                           (     971,897)            -0-
                                               ----------      ----------
   Total Shareholders' Equity                  22,032,076      23,212,813
                                               ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  52,167,279   $  50,046,649
                                               ==========      ==========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                   -3-


                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                        For the THREE MONTHS ended
                          MARCH 31, 1999 and 1998




                                            1999         1998

Rental and Related Income              $ 4,321,983  $ 4,118,835

Community Operating Expense              1,963,689    1,816,336
                                         ---------    ---------
Income from Community
  Operations                             2,358,294    2,302,499

General and Administrative                 382,713      356,174
Interest Expense                           404,156      372,121
Interest and Dividend Income              (166,610)  (   91,895)
Depreciation                               625,615      600,672
Other Expenses                              17,190       13,200
                                         ---------    ---------
Income before Loss
 on Sales of Assets                      1,095,230    1,052,227
Loss on Sales
 of Assets                              (   12,077)  (    1,124)
                                          --------     --------
Net Income                             $ 1,083,153  $ 1,051,103
                                         =========    =========
Net Income Per Share -
 Basic and Diluted                     $       .15  $       .15
                                         =========    =========
Weighted Average Shares -
  Basic                                  7,233,984    6,900,252
                                         =========    =========
  Diluted                                7,261,059    6,947,147
                                         =========    =========



                                -UNAUDITED-
              See Notes to Consolidated Financial Statements


                         UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the THREE MONTHS ended
                         March 31, 1999 and 1998

                                                    1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                   $  1,083,153  $ 1,051,103
 Non-Cash Adjustments:
  Depreciation                                     625,615      600,672
  Amortization                                      17,190       13,200
  Loss on Sales of Assets                           12,077        1,124

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                  (   19,431)  (   77,631)
   Prepaid Expenses                             (  129,782)  (   83,162)
   Accounts Payable                             (   75,468)  (   84,371)
   Accrued Liabilities and Deposits                 53,507       99,842
   Tenant Security Deposits                          7,922       10,941
                                                 ---------    ---------
 Net Cash Provided by Operating Activities       1,574,783    1,700,460
                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property
  and Equipment                                 ( 999,423)   (  481,204)
 Proceeds from Sales of Assets                     93,340        11,700
 Additions to Land Development                  ( 313,077)   (  545,436)
 Purchase of Securities Available for Sale     (1,436,316)   (  335,855)
                                                ---------     ---------
 Net Cash Used by Investing Activities         (2,655,476)   (1,350,795)
                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans              4,306,589        25,692
 Principal Payments of Mortgages and Loans     (  991,183)   (  122,780)
 Financing Costs on Debt                       (   70,416)   (    5,166)
 Proceeds from Dividend Reinvestment
  and Stock Purchase Plan                             -0-       815,857
 Proceeds from Exercise of Stock Options              -0-        75,688
 Dividends Paid                                (  916,966)   (  734,478)
 Purchase of Treasury Stock                    (  971,897)          -0-
                                                ---------       -------
Net Cash Provided by Financing Activities       1,356,127        54,813
                                                ---------       -------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                             275,434       404,478
CASH & CASH EQUIVALENTS - BEGINNING               832,408       191,319
                                                ---------       -------
CASH & CASH EQUIVALENTS - ENDING               $1,107,842   $   595,797
                                                =========       =======


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999
                           (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1998 have been omitted.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amounts of 27,075 and 46,895 for the three months ended March 31, 1999 and 1998, respectively, are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $708,126 and $1,358,766, for the three months ended March 31, 1999 and 1998, respectively.

NOTE 3 - MORTGAGES PAYABLE

On February 10, 1999, the Company entered into a $4,000,000 mortgage payable to Summit Bank. The interest rate on this mortgage is fixed at 7.0%. This mortgage loan is due on March 1, 2004. Proceeds of this mortgage were used primarily to retire existing debt, purchase securities available for sale and purchase Treasury Stock.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 1999, the Company paid $1,358,735 as a dividend of $.1875 per share to shareholders of record as of February 15, 1999.

On March 15, 1999, the Company received $441,769 from the
Dividend Reinvestment and Stock Purchase Plan. There were 47,716 new shares issued.

NOTE 5 - TREASURY STOCK

During the three months ended March 31, 1999, the Company purchased 98,000 shares of its own stock for a total cost of $971,897. These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial
Statements.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 1999, the following stock option was granted:


     Date of        Number of      Number of     Option   Expiration
      Grant         Employees       Shares        Price       Date

     1/5/99            1            25,000      $11.5625   1/5/2004

As of March 31, 1999, there were options outstanding to purchase
409,500 shares and 308,500 shares available for grant under the Company's Stock Option Plans.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 1999 and 1998 for interest was $404,156 and $372,121, respectively.

During the three months ended March 31, 1999 and 1998, land development costs of $-0- and $250,000, respectively, were transferred to investment property and equipment and placed in service.

During the three months ended March 31, 1999 and 1998, the Company had dividend reinvestments of $441,769 and $468,512, respectively, which required no cash transfers.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $1,574,783 net cash provided by operating activities. The Company received new capital of $441,769 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company repurchased 98,000 shares of its own stock at a cost of $971,897. The Company purchased $1,436,316 of Securities Available for Sale. Mortgages Payable increased by $3,008,817 as a result of a new mortgage of $4,000,000 offset by principal repayments. Loans payable increased by $306,589 primarily as a result of new loans for the purchase of securities available for sale.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $55,795 to $2,358,294 for the quarter ended March 31, 1999 as compared to $2,302,499 for the quarter ended March 31, 1998. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 4 to 5% annually. Rental and related income rose from $4,118,835 for the quarter ended March 31, 1998 to $4,321,983 for the quarter ended March 31, 1999. This was the result of higher rents. Community operating expenses increased from $1,816,336 for the quarter ended March 31, 1998 to $1,963,689 for the quarter ended March 31, 1999. Community operating expenses increased due to an increase in certain expenses associated with filling vacant expansion sites (i.e. advertising, personnel, etc.). Interest expense increased by $32,035 for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. This was primarily a result of an increase in the average principal balance on borrowings outstanding. The balance outstanding of mortgages payable at March 31, 1999 was $24,420,393 as compared to $19,988,243 at March 31, 1998.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,652,899 for the quarter ended March 31, 1998 to $1,720,845 for the quarter ended March 31, 1999. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $1,700,460 for the three months ended March 31, 1998 to $1,574,783 for the three months ended March 31, 1999. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company has developed contingency plans for each of its critical systems, which includes moving many of the Company's operations to a manual system. There can be no assurances given that the Year 2000 compliance plan will be completed successfully by the Year 2000, in which event the Company could incur additional costs to implement its contingency plans. Management does not anticipate that such costs would be significant to the Company. The total costs associated with the Company's Year 2000 plan are anticipated to be less than $20,000.

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




DATE:  May 7, 1999              By: /s/Samuel A. Landy
                                    Samuel A. Landy,
                                    President


DATE:  May 7, 1999              By: /s/Anna T. Chew
                                    Anna T. Chew,
                                    Vice President and
                                    Chief Financial Officer