Form 10-Q
period 1999-06-30
UNITED MOBILE HOMES INC
filed 1999-08-13
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1999

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

        For Quarter Ended                Commission File Number

           June 30, 1999                           0-13130

                 UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                              22-1890929
(State or other jurisdiction of        (I.R.S. Employer,
incorporation or organization)          identification number)

   125 Wyckoff Road, Eatontown, New Jersey           07724

Registrant's telephone number, including area code  (732) 389-3890
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

     Yes    X       No ________

The number of shares outstanding of issuer's common stock as of August 11, 1999 was 7,251,895 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                          JUNE 30, 1999

PART I - FINANCIAL INFORMATION                            Page No.

Item 1 - Financial Statements

         Consolidated Balance Sheets                         3

         Consolidated Statements of Income                   4

         Consolidated Statements of Cash Flows               5

         Notes to Consolidated Financial Statements         6-7

Item 2 -  Management Discussion and Analysis of
          Financial Conditions and Results of Operations    8-9


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

                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 1999 and DECEMBER 31, 1998

                                               June 30,     December 31,
                                                 1999          1998
-ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                     $  6,797,935    $  6,797,935
  Site and Land Improvements                 46,621,802      46,198,257
  Buildings and Improvements                  2,694,864       2,691,426
  Rental Homes and Accessories                7,442,332       5,656,441
                                             ----------      ----------
   Total Investment Property                 63,556,933      61,344,059
  Equipment and Vehicles                      2,718,161       2,643,774
                                             ----------      ----------
   Total Investment Property and Equipment   66,275,094      63,987,833
  Accumulated Depreciation                  (26,260,853)    (25,091,588)
                                             ----------      ----------
    Net Investment Property and Equipment    40,014,241      38,896,245
                                             ----------      ----------
OTHER ASSETS
  Cash and Cash Equivalents                     970,239         832,408
  Securities Available for Sale               9,838,343       7,752,565
  Notes and Other Receivables                 1,013,775         734,724
  Unamortized Financing Costs                   207,394         157,928
  Prepaid Expenses                                  -0-         168,515
  Land Development Costs                      2,149,088       1,504,264
                                             ----------      ----------
   Total Other Assets                        14,178,839      11,150,404
                                             ----------      ----------
TOTAL ASSETS                               $ 54,193,080    $ 50,046,649
                                             ==========      ==========

- LIABILITIES AND SHAREHOLDERS' EQUITY -

MORTGAGES PAYABLE                          $ 24,258,901    $ 21,411,576
                                             ----------      ----------
OTHER LIABILITIES
  Accounts Payable                              188,523         152,011
  Loans Payable                               4,945,043       3,368,512
  Accrued Liabilities and Deposits            1,569,202       1,495,653
  Tenant Security Deposits                      447,570         406,084
                                             ----------      ----------
    Total Other Liabilities                   7,150,338       5,422,260
                                             ----------      ----------
TOTAL LIABILITIES                            31,409,239      26,833,836
                                             ----------      ----------
SHAREHOLDERS' EQUITY
 Common Stock - $.10 par value per share
   10,000,000 shares authorized, 7,364,895
   and 7,246,580 issued and 7,251,895 and
   7,246,580 outstanding, respectively         736,490         724,658
 Additional Paid-In Capital                 24,491,973      23,427,783
 Accumulated Other Comprehensive Loss         (112,048)       (271,835)
 Accumulated Deficit                        (1,223,839)       (667,793)
 Treasury Stock, at cost (113,000 shares at
 June 30,1999)                              (1,108,735)            -0-
                                            ----------      ----------
  Total Shareholders' Equity                22,783,841      23,212,813
                                            ----------      ----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                     $ 54,193,080    $ 50,046,649
                                            ==========      ==========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements


                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the THREE AND SIX MONTHS ended
                          JUNE 30, 1999 and 1998


                                  THREE MONTHS               SIX MONTHS
                               6/30/99     6/30/98       6/30/99    6/30/98

Rental and Related Income   $ 4,451,646 $ 4,179,675  $ 8,773,629  $ 8,298,510

Community Operating Expense   2,060,524   1,830,858    4,024,213    3,647,194
                              ---------   ---------    ---------    ---------
Income from Community
  Operations                  2,391,122   2,348,817    4,749,416    4,651,316

General and Administrative      441,386     363,504      824,099      719,678
Interest Expense                435,317     382,008      839,473      754,129
Interest Income                (164,488)    (82,213)    (331,098)    (174,108)
Depreciation                    600,323     601,063    1,225,938    1,201,735
Other Expenses                   23,460      28,770       40,650       41,970
                              ---------   ---------    ---------    ---------
Income before Gains
  On Sales of Assets          1,055,124   1,055,685    2,150,354    2,107,912
Gains on Sales of Assets         16,529      11,052        4,452        9,928
                              ---------   ---------    ---------    ---------
Net Income                   $1,071,653  $1,066,737   $2,154,806   $2,117,840
                              =========   =========    =========    =========
Net Income Per Share -
 Basic                       $      .15  $      .16   $      .30   $      .31
                              =========   =========    =========    =========
 Diluted                     $      .15  $      .15   $      .30   $      .30
                              =========   =========    =========    =========
Weighted Average Shares -
  Basic                       7,210,196   7,029,651    7,225,789    6,918,006
                              =========   =========    =========    =========
  Diluted                     7,223,525   7,058,715    7,244,232    6,955,017
                              =========   =========    =========    =========



                                -UNAUDITED-
              See Notes to Consolidated Financial Statements


                         UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the SIX MONTHS ended
                          June 30, 1999 and 1998

                                                      1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $ 2,154,806    $ 2,117,840
 Non-Cash Adjustments:
  Depreciation                                       1,225,938      1,201,735
  Amortization                                          40,650         41,970
  Gain on Sales of Securities Available for Sale       (53,473)        (9,928)
  Gain of Sales of Investment Property
   and Equipment                                        (4,452)           -0-

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                        (279,051)       (88,431)
   Prepaid Expenses                                    168,515        109,415
   Accounts Payable                                     36,512       (119,282)
   Accrued Liabilities and Deposits                     73,549          3,668
   Tenant Security Deposits                             41,486         26,908
                                                     ---------      ---------
 Net Cash Provided by Operating Activities           3,404,480      3,283,895
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property and Equipment      (2,533,022)      (811,083)
 Proceeds from Sales of Assets                         193,540        144,769
 Additions to Land Development                        (644,824)      (967,050)
 Purchase of Securities Available for Sale          (2,290,441)    (1,908,443)
 Proceeds from Sales of Securities Available
  for Sale                                             417,923            -0-
                                                     ---------      ---------

 Net Cash Used by Investing Activities              (4,856,824)    (3,541,807)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans                   5,576,531      3,600,000
 Principal Payments of Mortgages and Loans          (1,152,675)    (2,486,332)
 Financing Costs on Debt                               (90,116)       (83,774)
 Proceeds from Dividend Reinvestment
  And Stock Purchase Plan                                  -0-      1,870,075
 Proceeds from Exercise of Stock Options               263,750         75,688
 Dividends Paid                                     (1,898,580)    (1,566,656)
 Purchase of Treasury Stock                         (1,108,735)           -0-
                                                     ---------      ---------
 Net Cash Provided by Financing Activities           1,590,175      1,409,001
                                                     ---------      ---------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                  137,831      1,151,089
CASH & CASH EQUIVALENTS - BEGINNING                    832,408        191,319
                                                     ---------      ---------
CASH & CASH EQUIVALENTS - ENDING                   $   970,239    $ 1,342,408
                                                     =========      =========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                      UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999
                           (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1999 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1998 have been omitted.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amounts of 13,329 and 18,443 for the three and six months ended June 30, 1999, respectively, and 29,064 and 37,011 for the three and six months ended June 30, 1998, are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $1,606,467 and $2,314,593, for the three and six months ended June 30, 1999 and 1998, respectively, and $726,514 and $2,085,280 for the three and six months ended June 30, 1998, respectively.

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

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 15, 1999, the Company paid $1,352,117 as a dividend of $.1875 per share to shareholders of record as of May 15, 1999.
The total dividends paid for the six months ended June 30, 1999 amounted to $2,710,852.

On June 15, 1999, the Company received $370,503 from the Dividend Reinvestment and Stock Purchase Plan. There were 40,599 new shares issued resulting in 7,251,895 shares outstanding. The total amount received from the Dividend Reinvestment Plan for the six months ended June 30, 1999 amounted to $812,272.

NOTE 5 - TREASURY STOCK

During the six months ended June 30, 1999, the Company purchased
113,000 shares of its own stock for a total cost of $1,108,735.
These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial
Statements.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 1999, the following stock option was granted:


         Date of       Number of     Number of   Option  Expiration
          Grant        Employees      Shares      Price      Date

         1/5/99            1          25,000    $11.5625  1/5/2004

During the six months ended June 30, 1999, two employees exercised their stock options and purchased 30,000 shares for total proceeds of $263,750.

As of June 30, 1999, there were options outstanding to purchase
379,500 shares and 308,500 shares available for grant under the Company's Stock Option Plans.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 1999 and 1998 for interest was $839,473 and $814,729, respectively.

During the six months ended June 30, 1999 and 1998, land development costs of $-0- and $250,000, respectively, were transferred to investment property and equipment and placed in service.

During the six months ended June 30, 1999 and 1998, the Company had dividend reinvestments of $812,272 and $947,631, respectively, which required no cash transfers.

NOTE 8 - SUBSEQUENT EVENTS

On July 28, 1999, the Company entered into a $4,000,000 mortgage and a $2,500,000 mortgage with First Union Bank. These mortgages bear interest at an effective rate of 7.86%. These mortgages mature on August 2, 2004.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $3,404,480 net cash provided by operating activities. The Company received new capital of $812,272 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company repurchased 113,000 shares of its own stock at a cost of $1,108,735. The Company purchased $2,290,441 of Securities Available for Sale. Mortgages Payable increased by $2,847,325 as a result of a new mortgage of $4,000,000 offset by principal repayments. Loans payable increased by $1,576,531 primarily as a result of new loans for the purchase of securities available for sale.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $42,305 to $2,391,122 for the quarter ended June 30, 1999 as compared to $2,348,817 for the quarter ended June 30, 1998. Income from community operations increased by $98,100 to $4,749,416 for the six months ended June 30, 1999 as compared to $4,651,316 for the six months ended June 30, 1998. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 4 to 5% annually. Rental and related income rose from $4,179,675 for the quarter ended June 30, 1998 to $4,451,646 for the quarter ended June 30, 1999. Rental and related income rose from $8,298,510 for the six months ended June 30, 1998 to $8,773,629 for the six months ended June 30, 1999. This was the result of higher rents. Community operating expenses increased from $1,830,858 for the quarter ended June 30, 1998 to $2,060,524 for the quarter ended June 30, 1999. Community operating expenses increased from $3,647,194 for the six months ended June 30, 1998 to $4,024,213 for the six months ended June 30, 1999. Community operating expenses increased due to an increase in certain expenses associated with filling vacant expansion sites (i.e. advertising, personnel, etc.). General and administrative expenses increased from $363,504 for the quarter ended June 30, 1998 to $441,386 for the quarter ended June 30, 1999. General and Administrative expenses increased from $719,678 for the six months ended June 30, 1998 to $824,099 for the six months ended June 30, 1999. This was primarily due to an increase in personnel. Interest expense increased by $53,309 for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 and by $85,344 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This was primarily a result of an increase in the average principal balance on borrowings outstanding. The balance outstanding of mortgages payable at June 30, 1999 was $24,258,901 as compared to $21,677,592 at June 30, 1998.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation amounted to $1,655,447 for the quarter ended June 30, 1999 and $1,656,748 for the quarter ended June 30, 1998. FFO amounted to $3,376,292 for the six months ended June 30, 1999 and $3,309,647 for the six months ended June 30, 1998. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $3,283,895 for the six months ended June 30, 1998 to $3,404,480 for the six months ended June 30, 1999. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

YEAR 2000

The Company is currently in the process of implementing its Year 2000 compliance plan. The Company has assessed all hardware and software for Year 2000 readiness. The Company has developed and is currently implementing renovation plans, including hardware replacement and software upgrades, to ensure all hardware and software is year 2000 compliant. The Company has no significant suppliers and vendors. Renovation and testing are scheduled to be completed by the third quarter of 1999.

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



Item 1 - Legal Proceedings - none

Item 2 - Changes in Securities - none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders -

     The annual meeting of shareholders was held on May 27, 1999 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

          (a)  Exhibits - none

          (b)  Reports on Form 8-K - none

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:  August 12, 1999             By:/s/Samuel A. Landy
                                      Samuel A. Landy,
                                      President


DATE:  August 12, 1999             By:/s/Anna T. Chew
                                      Anna T. Chew,
                                      Vice President and
                                      Chief Financial Officer