Form 10-Q
period 1999-09-30
UNITED MOBILE HOMES INC
filed 1999-11-15
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1999

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

        For Quarter Ended                 Commission File Number
       September 30, 1999                         0-13130

                  UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

        New Jersey                                22-1890929
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            identification number)

     125 Wyckoff Road, Eatontown, New Jersey           07724

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

     Yes    X       No ________


The number of shares outstanding of issuer's common stock as of November 11, 1999 was 7,270,895 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                       SEPTEMBER 30, 1999

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

PART II - OTHER INFORMATION..................................   10

          SIGNATURES.........................................   11


                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 1999 and DECEMBER 31, 1998

                                           September 30,     December 31,
                                                1999              1998
-ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                      $ 6,797,935      $ 6,797,935
  Site and Land Improvements                 46,778,829       46,198,257
  Buildings and Improvements                  2,694,864        2,691,426
  Rental Homes and Accessories                7,600,547        5,656,441
                                             ----------       ----------
   Total Investment Property                 63,872,175       61,344,059
  Equipment and Vehicles                      2,831,978        2,643,774
                                             ----------       ----------
   Total Investment Property and Equipment   66,704,153       63,987,833
  Accumulated Depreciation                  (26,840,539)     (25,091,588)
                                             ----------       ----------
   Net Investment Property and Equipment     39,863,614       38,896,245
                                             ----------       ----------
OTHER ASSETS
  Cash and Cash Equivalents                   2,028,472          832,408
  Securities Available for Sale               9,619,741        7,752,565
  Notes and Other Receivables                 1,127,309          734,724
  Unamortized Financing Costs                   262,292          157,928
  Prepaid Expenses                                  -0-          168,515
  Land Development Costs                      2,878,134        1,504,264
                                             ----------       ----------
   Total Other Assets                        15,915,948       11,150,404
                                             ----------       ----------
TOTAL ASSETS                                $55,779,562      $50,046,649
                                             ==========       ==========

- LIABILITIES AND SHAREHOLDERS' EQUITY -

MORTGAGES PAYABLE                           $30,567,507      $21,411,576
                                             ----------       ----------
OTHER LIABILITIES
 Accounts Payable                               733,788          152,011
 Loans Payable                                   81,240        3,368,512
 Accrued Liabilities and Deposits             1,593,326        1,495,653
 Tenant Security Deposits                       465,728          406,084
                                             ----------       ----------
  Total Other Liabilities                     2,874,082        5,422,260
                                             ----------       ----------
TOTAL LIABILITIES                            33,441,589       26,833,836
                                             ----------       ----------

SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share
    10,000,000 shares authorized, 7,364,895
    and 7,246,580 issued and 7,251,895 and
    7,246,580 outstanding, respectively         740,772          724,658
  Additional Paid-In Capital                 24,862,189       23,427,783
  Accumulated Other Comprehensive Loss         (691,895)        (271,835)
  Accumulated Deficit                        (1,464,358)        (667,793)
  Treasury Stock, at cost (113,000 shares
    at September 30,1999)                    (1,108,735)             -0-
                                             ----------       ----------
  Total Shareholders' Equity                 22,337,973       23,212,813
                                             ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $55,779,562      $50,046,649
                                             ==========       ==========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements


                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the THREE AND NINE MONTHS ended
                        SEPTEMBER 30, 1999 and 1998


                                   THREE MONTHS             NINE MONTHS
                                9/30/99   9/30/98       9/30/99    9/30/98
Rental and Related Income   $ 4,500,117  $ 4,225,218 $13,220,273 $12,523,728

Community Operating Expense   2,083,270    2,000,636   6,107,483   5,647,830
                              ---------    ---------   ---------   ---------
Income from Community
  Operations                  2,416,847    2,224,582   7,112,790   6,875,898

General and Administrative      429,294      423,958   1,253,393   1,143,636
Interest Expense                496,413      377,608   1,335,886   1,131,737
Investment Income              (254,874)    (153,425)   (639,445)   (327,533)
Depreciation                    578,608      591,802   1,804,546   1,793,537
Other Expenses                   26,860       29,895      67,510      71,865
                               --------      -------   ---------   ---------
Income before (Loss) Gains
 On Sales of Assets           1,140,546      954,744   3,290,900   3,062,656
(Loss)Gain on Sales of Assets   (21,335)         687     (16,883)     10,615
                              ---------      -------   ---------   ---------
Net Income                   $1,119,211     $955,431  $3,274,017  $3,073,271
                              =========      =======   =========   =========
Net Income Per Share -
 Basic                       $      .15     $    .13  $      .45  $      .44
                              =========      =======   =========   =========
 Diluted                     $      .15     $    .13  $      .45  $      .44
                              =========      =======   =========   =========
Weighted Average Shares -
  Basic                       7,262,601    7,156,058   7,237,903   6,991,239
                              =========    =========   =========   =========
  Diluted                     7,276,201    7,158,227   7,259,278   7,016,236
                              =========    =========   =========   =========













                                -UNAUDITED-
              See Notes to Consolidated Financial Statements



                         UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the NINE MONTHS ended
                       September 30, 1999 and 1998

                                                    1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                     $ 3,274,017     $ 3,073,271
 Non-Cash Adjustments:
  Depreciation                                    1,804,546       1,793,537
  Amortization                                       67,510          71,865
Gain on Sales of Securities Available for Sale      (53,473)            -0-
(Loss) Gain of Sales of Investment
  Property and Equipment                             16,883         (10,615)

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                     (392,585)       (226,258)
   Prepaid Expenses                                 168,515         109,415
   Accounts Payable                                 581,777        (103,464)
   Accrued Liabilities and Deposits                  97,673         122,687
   Tenant Security Deposits                          59,644          18,566
                                                  ---------      ----------
 Net Cash Provided by Operating Activities        5,624,507       4,849,004
                                                  ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property
  and Equipment                                  (3,051,732)     (1,211,312)
 Proceeds from Sales of Assets                      262,934         152,978
 Additions to Land Development                   (1,373,870)     (1,994,818)
 Purchase of Securities Available for Sale       (2,651,686)     (2,356,357)
 Proceeds from Sales of Securities Available
  for Sale                                          417,923             -0-
                                                  ---------       ---------
 Net Cash Used by Investing Activities           (6,396,431)     (5,409,509)
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans               10,500,000       3,600,000
 Principal Payments of Mortgages and Loans       (4,631,341)     (2,623,723)
 Financing Costs on Debt                           (171,874)        (83,774)
 Proceeds from Dividend Reinvestment
  And Stock Purchase Plan                               -0-       1,870,075
 Proceeds from Exercise of Stock Options            263,750         165,000
 Dividends Paid                                  (2,883,812)     (2,448,334)
 Purchase of Treasury Stock                      (1,108,735)            -0-
                                                  ---------       ---------
Net Cash Provided by Financing Activities         1,967,988         479,244
                                                  ---------       ---------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                             1,196,064         (81,261)
CASH & CASH EQUIVALENTS - BEGINNING                 832,408         191,319
                                                  ---------         -------
CASH & CASH EQUIVALENTS - ENDING                 $2,028,472        $110,058
                                                  =========         =======

                               -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                   -5-

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999
                           (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1999 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1998 have been omitted.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amounts of 13,600 and 21,375 for the three and nine months ended September 30, 1999, respectively, and 2,169 and 24,997 for the three and nine months ended September 30, 1998, are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $539,364 and $2,853,957, for the three and nine months ended September 30, 1999, respectively, and $668,730 and $2,754,010 for the three and nine months ended September 30, 1998, respectively.

NOTE 3 - MORTGAGES PAYABLE

On February 10, 1999, the Company entered into a $4,000,000 mortgage payable to Summit Bank. The interest rate on this mortgage is fixed at 7.0%. This mortgage loan is due on March 1, 2004. Proceeds of this mortgage were used primarily to retire existing debt, purchase securities available for sale and purchase Treasury Stock.

On July 28, 1999, the Company entered into a $4,000,000 mortgage and a $2,500,000 mortgage with First Union Bank. These mortgages bear interest at an effective rate of 7.86%. These mortgages mature on August 2, 2004. Proceeds from these mortgages were used primarily to retire existing debt, purchase securities available for sale and fund land development.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 15, 1999, the Company paid $1,359,730 as a dividend of $.1875 per share to shareholders of record as of August 16, 1999. The total dividends paid for the nine months ended
September 30, 1999 amounted to $4,070,582.

On September 15, 1999, the Company received $374,498 from the Dividend Reinvestment and Stock Purchase Plan. There were 42,824 new shares issued resulting in 7,294,719 shares outstanding. The total amount received from the Dividend Reinvestment Plan for the nine months ended September 30, 1999 amounted to $1,186,770.

NOTE 5 - TREASURY STOCK

During the nine months ended September 30, 1999, the Company purchased 113,000 shares of its own stock for a total cost of $1,108,735. These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial Statements.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the nine months ended September 30, 1999, the following stock options were granted:


     Date of      Number of    Number of  Option      Expiration
      Grant       Employees     Shares     Price         Date

     1/5/99           1         25,000   $11.5625      1/5/2004
     9/28/99          8         36,000   $ 8.8125      9/28/2004

During the nine months ended September 30, 1999, two employees exercised their stock options and purchased 30,000 shares for total proceeds of $263,750.

As of September 30, 1999, there were options outstanding to purchase 415,500 shares and 272,500 shares available for grant under the Company's Stock Option Plans.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 1999 and 1998 for interest was $1,335,886 and $1,239,937, respectively.

During the nine months ended September 30, 1999 and 1998, land development costs of $-0- and $250,000, respectively, were transferred to investment property and equipment and placed in service.

During the nine months ended September 30, 1999 and 1998, the Company had dividend reinvestments of $1,186,770 and $1,406,650, respectively, which required no cash transfers.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $5,624,507 net cash provided by operating activities. The Company received new capital of $1,186,770 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company repurchased 113,000 shares of its own stock at a cost of $1,108,735. The Company purchased $2,651,686 of Securities Available for Sale. Mortgages Payable increased by $9,155,931 as a result of new mortgages of $10,500,000 offset by principal repayments. Loans payable decreased by $3,287,272 primarily as a result of repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $192,265 to $2,416,847 for the quarter ended September 30, 1999 as compared to $2,224,582 for the quarter ended September 30, 1998. Income from community operations increased by $236,892 to $7,112,790 for the nine months ended September 30, 1999 as compared to $6,875,898 for the nine months ended September 30, 1998. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 4 to 5% annually. Rental and related income rose from $4,225,218 for the quarter ended September 30, 1998 to $4,500,117 for the quarter ended September 30, 1999. Rental and related income rose from $12,523,728 for the nine months ended September 30, 1998 to $13,220,273 for the nine months ended September 30, 1999. This was the result of higher rents. Community operating expenses increased from $2,000,636 for the quarter ended September 30, 1998 to $2,083,270 for the quarter ended September 30, 1999. Community operating expenses increased from $5,647,830 for the nine months ended September 30, 1998 to $6,107,483 for the nine months ended September 30, 1999. Community operating expenses increased due to an increase in certain expenses associated with filling vacant expansion sites (i.e. advertising, personnel, etc.). General and administrative expenses remained relatively stable for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. General and Administrative expenses increased from $1,143,636 for the nine months ended September 30, 1998 to $1,253,393 for the nine months ended September 30, 1999. This was primarily due to an increase in personnel. Interest expense increased by $118,805 for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 and by $204,149 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This was primarily a result of an increase in the average principal balance on borrowings outstanding. The balance outstanding of mortgages payable at September 30, 1999 was $30,567,507 as compared to $21,548,840 at
September 30, 1998.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation amounted to $1,719,154 for the quarter ended September 30, 1999 and $1,546,546 for the quarter ended September 30, 1998. FFO amounted to $5,095,446 for the nine months ended September 30, 1999 and $4,856,193 for the nine months ended September 30, 1998. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $4,849,004 for the nine months ended September 30, 1998 to $5,624,507 for the nine months ended September 30, 1999. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

YEAR 2000

The Company is currently in the process of completing its Year 2000 compliance plan. The Company has assessed all hardware and software for Year 2000 readiness. The Company has substantially completed its renovation and testing plans, including hardware replacement and software upgrades, to ensure all hardware and software is year 2000 compliant. The Company has no significant suppliers and vendors.

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




DATE: November 11, 1999              By: /s/Samuel A. Landy
                                        Samuel A. Landy,
                                        President




DATE: November 11, 1999              By: /s/Anna T. Chew
                                         Anna T. Chew,
                                         Vice President and
                                         Chief Financial Officer