Form 10-K
period 1999-12-31
UNITED MOBILE HOMES INC
filed 2000-03-23
CIK 752642

Form 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period _______________ to ______________

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 2000 was $58,461,568. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 2000 was $43,086,248.

The number of shares outstanding of issuer's common stock as of March 14, 2000 was 7,307,696 shares.

Documents Incorporated by Reference:
-    Exhibits incorporated by reference are listed in Part IV, Item (a)(3).

                                  PART I

ITEM I - BUSINESS

General Development of Business

    United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities containing 5,759 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

     The Company was incorporated in the State of New Jersey in 1968. Its executive offices are located at 125 Wyckoff Road, Eatontown, New Jersey 07724. Its telephone number is (732) 389-3890.

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

     The community manager interviews prospective residents, ensures compliance with community regulations, maintains public areas and community facilities and is responsible for the overall appearance of the community. The manufactured home community, once fully occupied, tends to achieve a stable rate of occupancy. The cost and effort in moving a home once it is located in a community encourages the owner of the manufactured home to resell the manufactured home rather than to remove it from the community. This ability to produce relatively predictable income, together with the location of the community, its condition and its appearance, are factors in the long-term appreciation of the community.

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

     Due to recent REIT legislation, the Company expects to sell manufactured homes into its communities effective January 2001. This sales operation was previously performed by Monmouth Capital Corporation, an affiliated entity.

Investment and Other Policies of the Company

     The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the United States. In the past, it has concentrated on the northeast.

     The Company has no restrictions on how it finances new manufactured home communities. It may finance communities by purchase money mortgages or other financing, including first liens, wraparound mortgages or subordinated indebtedness. In connection with its ongoing activities, the Company may issue notes, mortgages or other senior securities. The Company intends to use both secured and unsecured lines of credit. The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates. At December 31, 1999, the Company had $30,419,153 of fixed rate debt, of which $13,560,951, with an interest rate of 7.5% matures in 2000, $6,482,090 with an average interest rate of 7.55% matures in 2003 and $10,376,112 with an average interest rate of 7.54% matures in 2004. The $13,560,951 may be extended by the Company for an additional five years at current interest rates.
In addition, the Company has approximately $4.7 million in variable rate debt due on demand. This debt is primarily a margin loan secured by marketable securities.

     The Company may issue securities for property, however, this has not occurred to date, and it may repurchase or reacquire its shares from time to time if in the opinion of the Board of Directors such acquisition is advantageous to the Company. During 1999, the Company purchased 170,500 shares of its own stock at a total cost of $1,576,309.

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

Property Maintenance and Improvement Policies

     It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2000 will be consistent with 1999 expenditures. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

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

Environmental, Regulatory and Energy Considerations

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

Number of Employees

     On March 14, 2000, the Company had approximately 100 employees, including Officers. During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

ITEM 2 - PROPERTIES

     United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company owns twenty-four manufactured home communities containing 5,759 sites. The following is a brief description of the properties owned by the Company:

                              Number of   1999 Average     Current Rent Per
Name of Community               Sites      Occupancy        Month Per Site


Allentown                        414          89%                $235
4912 Raleigh-Millington Road
Memphis, TN  38128

Brookview Village                133          85%                $300
Route 9N
Greenfield Center, NY  12833

Cedarcrest                       283          98%                $349
1976 North East Avenue
Vineland, NJ  08360

Cranberry Village                201          95%                $315
201 North Court
Cranberry Township, PA  16066

Cross Keys Village               133          95%                $272
Old Sixth Avenue Road, RD #1
Duncansville, PA  16635

D & R Village                    244          93%                $337
Route 146, RD 13
Clifton Park, NY  12065

Edgewood Estates                 218          85%                $210
700 Edgewood Estates
Apollo, PA  15613

Fairview Manor                   276          77%                $339
2110 Mays Landing Road
Millville, NJ  08332

Forest Park Village              252          93%                $273
724 Slate Avenue
Cranberry Township, PA 16066

Heather Highlands                457          69%                $206
109 S. Main Street
Pittston, PA  18640

Highland Estates                 269          84%                $323
60 Old Route 22
Kutztown, PA  19530
                                    -6-

                              Number of    1999 Average   Current Rent Per
Name of Community               Sites        Occupancy     Month Per Site

Kinnebrook                       212            89%              $334
201 Route 17B
Monticello, NY  12701

Lake Sherman Village             210            96%              $256
7227 Beth Avenue, SW
Navarre, OH  44662

Memphis Mobile City              168            88%              $218
3894 N. Thomas Street
Memphis, TN  38127

Oxford Village                   224           100%              $369
2 Dolinger Drive
West Grove, PA  19390

Pine Ridge Village               137            95%              $308
147 Amy Drive
Carlisle, PA  17013

Port Royal Village               427            87%              $232
400 Patterson Lane
Belle Vernon, PA  15012

River Valley Estates             214            87%              $187
2066 Victory Road
Marion, OH  43302

Sandy Valley Estates             364            93%              $231
801 First, Route #2
Magnolia, OH  44643

Southwind Village                250            97%              $256
435 E. Veterans Highway
Jackson, NJ  08527

Spreading Oaks Village           153            88%              $165
7140-29 Selby Road
Athens, OH  45701

Waterfalls Village               202            98%              $329
3450 Howard Road
Hamburg, NY  14075

Woodlawn Village                 157            96%              $442
Route 35
Eatontown, NJ  07724

Wood Valley                      161            94%              $191
1493 N. Whetstone River Road
Caledonia, OH  43314

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

     In connection with the operation of its 5,759 sites, the Company operates approximately 450 rental units. These are homes owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income on both the home and for the site which might otherwise be non-income producing. The Company sells the older rental homes when the opportunity arises.

     The Company has approximately 700 sites in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

     The Company operates approximately $67,000,000 (at original cost) in manufactured home properties. These consist of 24 separate manufactured home communities and related equipment and improvements. There are 5,759 sites in the 24 communities. No one community constitutes more than 10% of the total assets of the Company. Port Royal Village with 427 sites, Sandy Valley Estates with 364 sites, Cedarcrest with 283 sites, Allentown with 414 sites and Heather Highlands with 457 sites are the larger properties. The following is a description of these properties:

                            PORT ROYAL VILLAGE

     The Company acquired Port Royal Village in 1984. This is a 427-space manufactured home community located in Belle Vernon, Pennsylvania. The Company has recently completed a 25 site expansion at this community. The Company believes this to be a sound acquisition for the following reasons:
(a) the community is well-maintained with city water and its own sewer plant, as well as a swimming pool and community building; (b) the community has approximately 87% occupancy; and (c) the community generates substantial revenues and net operating income with an average monthly gross rent of $232 per site. Management believes that this community is a successful and valuable manufactured home community.

                           SANDY VALLEY ESTATES

     The Company acquired Sandy Valley Estates in 1985. This is a 364-space manufactured home community located in Magnolia, Ohio. The Company believes this to be an excellent community because (a) the community is well-maintained with municipal sewer; (b) the community has its own well system; (c) the community has approximately 93% occupancy; and (d) the community generates revenues with an average monthly rental of $231 per site, which rents are competitive with the other manufactured home communities in the area. The Company believes that it is an excellent investment.

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

     The Company believes this to be an excellent community for the following reasons: (a) the community is well maintained; (b) the community has municipal sewer and water service; and (c) the community is 98% occupied. Rents average $349 per month per site and they are competitive with other communities in the area.

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

     The Company believes this to be a sound investment for the following reasons: (a) the property is well-maintained; (b) the community has municipal sewer and water service; and (c) rents are $235 per month per site and are competitive with other manufactured home communities in the area. Current occupancy is approximately 89%. This is an increase from the prior year occupancy of 88%. The Company is continuing its effort to bring occupancy to 90% or higher. In the future, the Company anticipates that it will be able to increase occupancy.

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

     The Company believes this to be a sound investment for the following reasons: (a) the property is well-maintained; (b) the community has municipal sewer and water service; and (c) rents are $206 per month per site and are competitive with other manufactured home communities in the area. Current occupancy is approximately 69%. The Company is continuing its efforts to bring occupancy to 90% or higher.

Mortgages on Properties

     The Company has mortgages on various properties. The maturity dates of these mortgages range from the year 2000 to 2004. Interest varies from fixed rates of 7% to 7.86%. The aggregate balances of these mortgages total $30,419,153 at December 31, 1999. (For additional information, see
Part IV, Item 14(a)(1)(vi), Note 5 of the Notes to Consolidated Financial Statements - Notes and Mortgages Payable).

ITEM 3 - LEGAL PROCEEDINGS

     Legal proceedings are incorporated herein by reference and filed as
Part IV, Item 14(a)(1)(vi), Note 13 of the Notes to Consolidated Financial Statements - Legal Matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company became publicly owned on January 3, 1985. As of January 5, 1994, shares of the Company were traded on the American Stock Exchange (symbol UMH). The per share range of high and low quotes for the Company's stock for each quarterly period is as follows:

                          1999            1998               1997
                      HIGH     LOW     HIGH   LOW        HIGH     LOW

First Quarter      10-15/16  9-3/16   12-1/2    11-1/4    13-5/8    11-1/4
Second Quarter        10      8-1/4   11-13/16  10-1/2    12-1/4    10-7/8
Third Quarter       9-1/2     8-5/8     11       9-7/8    12-3/8    11-1/4
Fourth Quarter         9        8     10-7/8     9-3/8    12-3/16   11-1/4

     On March 14, 2000, the closing price of the Company's stock was $8.

     As of December 31, 1999, there were approximately 1,100 shareholders of the Company's common stock based on the number of record owners.

     For the years ended December 31, 1999, 1998 and 1997, total dividends paid by the Company amounted to $5,441,904 or $.75 per share, $5,204,623 or $.7375 per share and $4,620,296 or $.70 per share, respectively.

     On January 20, 2000, the Company declared a dividend of $.1875 per share to be paid on March 15, 2000 to shareholders of record February 15, 2000.

     Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. The Company elected REIT status beginning in 1992. As a REIT, the Company must pay out at least 95% of its taxable income in the form of a cash distribution to shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

                                          December 31,
                     1999        1998        1997        1996         1995
Income Statement Data:

Rental and Related
 Income        $17,752,823  $16,783,821  $15,330,300  $14,533,218  $13,332,961

Income from Community
 Operations      9,760,550    9,180,332    8,513,206    8,311,469    7,449,168

(Loss) Gain on Sales
  Of Investment
  Property and
  Equipment        (1,964)       13,095     (10,546)      333,647        5,758

Net Income       4,556,136    4,201,691    4,197,258    3,729,526    2,491,581

Net Income Per Share -
 Basic and Diluted     .63          .60          .63          .61          .44
 ..............................................................................

Balance Sheet Data:

Total Assets   $58,575,312  $50,046,649  $43,599,259  $35,875,206  $29,758,397

Mortgages
 Payable        30,419,153   21,411,576   20,111,023   17,351,030   17,707,635

Shareholders'
 Equity         21,391,307   23,212,813   20,830,541   16,426,145   10,290,487
 ..............................................................................

Average Number of
 Shares
 Outstanding     7,252,774   7,042,701     6,617,479    6,072,637    5,639,455

Funds from
  Operations *  $7,010,633  $6,591,995    $6,324,536   $5,693,631   $4,358,765

Cash Dividends
  Per Share            .75       .7375           .70          .60         .525


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


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and Expense

1999 vs. 1998

     Rental and related income increased from $16,783,821 for the year ended December 31, 1998 to $17,752,823 for the year ended December 31, 1999 primarily due to rental increases to residents, increased occupancy and expansions to existing communities. During 1999, the Company was able to obtain an average rent increase of approximately 4.5%.

     Overall occupancy rates are satisfactory with only eleven manufactured home communities experiencing vacancies over ten percent. Some of these vacancies are the result of expansions completed toward the end of the year. The Company has completed a 79 site expansion at Fairview Manor, a 40 site expansion at Highland Estates, and a 25 site expansion at Port Royal Village. The Company is also evaluating further expansion at selected communities in order to increase the number of available sites. Some of these communities are in various stages of expansion.

     Community operating expenses increased from $7,603,489 for the year ended December 31, 1998 to $7,992,273 for the year ended December 31, 1999 primarily as a result of increased expenses, such as advertising, associated with the expansions.

     The Company's income from community operations continues to show steady growth rising from $9,180,332 in 1998 to $9,760,550 in 1999.

     General and administrative expenses increased from $1,386,757 in 1998 to $1,621,479 in 1999 primarily as a result of an increase in personnel.

     Interest expense increased from $1,505,577 in 1998 to $2,105,546 in 1999. This was primarily as a result of a higher average principal balance outstanding. Interest capitalized on construction in progress amounted to $179,000 and $154,000 for 1999 and 1998, respectively.

     Investment income increased from $409,457 in 1998 to $1,054,262 in 1999 due to purchases of securities available for sale during 1998 and 1999. The Company also realized a gain of $53,473 on the sale of $364,450 of securities available for sale.

     Depreciation expense remained relatively stable in 1999 and 1998.

     Other expenses decreased from $105,460 in 1998 to $77,154 in 1999 due primarily to the write-off in 1998 of unamortized financing costs on the D & R mortgage upon refinancing.

     Loss/gain on sales of investment property and equipment remained relatively stable in 1999 and 1998.

     For the year ended December 31, 1999, the Company reported net income of $4,556,136 as compared to net income of $4,201,691 for the year ended December 31, 1998. The Company is currently experiencing modest inflation. Modest inflation is believed to have a favorable impact on the Company's financial performance. With modest inflation, the Company believes that it can increase rents sufficiently to match increases in operating expenses. High rates of inflation (more than 10%) could result in an inability to raise rents to meet rising costs and could create political problems such as the imposition of rent controls. The Company anticipates continuing profits in 2000.

1998 vs. 1997

     Rental and related income increased from $15,330,300 for the year ended December 31, 1997 to $16,783,821 for the year ended December 31, 1998 primarily due to rental increases to residents, increased occupancy, expansions and the acquisition of a new community in December 1997. During 1998, the Company was able to obtain rent increases of $4.00 to $28.00 per month on most of its occupied sites.

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

     The Company's income from community operations continues to show steady growth rising from $8,513,206 in 1997 to $9,180,332 in 1998.

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

     Interest and dividend income increased from $333,511 in 1997 to $409,457 in 1998 due to purchases of securities available for sale during 1997 and 1998 partially offset by a realized gain of $92,811 in 1997.
 .
     Depreciation expense increased from $2,116,732 in 1997 to $2,403,399 in 1998 due primarily to the addition of a new community in December 1997.

     Other expenses increased from $42,000 in 1997 to $105,460 in 1998 due primarily to the write-off of unamortized financing costs on the D & R Village mortgage upon refinancing.

     Loss/gain on sales of investment property and equipment remained relatively stable in 1998 and 1997.

Liquidity and Capital Resources

     The Company uses funds for real estate acquisitions, real property improvements, amortization of debt incurred in connection with such acquisitions and improvements and investment in debt and equity securities of other REITs. The Company generates funds through cash flow from properties, mortgages on properties and increases in shareholder investments. The Company has liquidity available from a combination of short and long-term sources. The Company currently has mortgages payable totaling $30,419,153 secured by ten communities and loans payable totaling $4,674,385 primarily secured by investment securities. The Company has approximately $13.6 million of mortgages payable with a maturity date of December 1, 2000. The Company may extend the term for an additional five years at current interest rates. The Company also has a $1,000,000 line of credit with Summit Bank, of which $500,000 was used at December 31, 1999. The Company believes that its 24 manufactured home communities have market values in excess of historical cost. Management believes that this provides significant additional borrowing capacity.

     Net cash provided by operating activities increased from $6,258,913 in 1997 to $6,556,937 in 1998 to $6,770,625 in 1999. Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

     In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements, purchase of manufactured homes for rent, scheduled mortgage amortization and dividend distributions. As a REIT, the Company must distribute at least 95% of its taxable income.

     The Company also invests in debt and equity securities of other REITs. During 1999, the Company invested approximately $6,800,000 in these securities. Although the securities portfolio at December 31, 1999 has experienced an approximate 10% decline in value from cost, management believes that this is temporary in nature.

     The Company estimates that in 2000 it will purchase approximately 25 manufactured homes to be used as rentals for a total cost of $500,000. Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent. Once rental homes reach 10 years old, the Company generally sells them.

     Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions, the Company is budgeting approximately $1,000,000 in capital improvements for 2000.

     The Company has a Dividend Reinvestment and Stock Purchase Plan
(Plan). Cash received from the Plan is a significant additional source of liquidity and capital resources. During 1999, the Company paid $5,441,904 in dividends. Amounts received under the Plan amounted to $1,631,789. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 1999.

     The Company has undeveloped land which it could develop over the next several years. In 2000, construction is expected to be completed on approximately 200 sites. The Company is also exploring the utilization of vacant land for town houses. The Company continues to analyze the highest and best use of its vacant land, and uses it accordingly.

     The Company believes that funds generated from operations, together with the financing and refinancing of its properties, will be adequate to meet its needs over the next several years.

Impact of Year 2000

     The Company has experienced no significant impact of its operations or its ability to accurately process financial information due to a Year 2000 related issue. In addition, the Company has no information that indicates a significant tenant, vendor or service provider may be unable to meet their rental obligations, sell goods or provide services to the Company because of Year 2000 issues. The Company will continue to monitor its operations for year 2000 related issues.

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

     The following is the Unaudited Selected Quarterly Financial Data:

               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                            THREE MONTHS ENDED

______________________________________________________________________________
1999                       March 31       June 30    September 30  December 31

Rental & Related
 Income                 $ 4,321,983    $ 4,451,646   $ 4,446,644  $ 4,532,550
Income from Community
  Operations              2,358,294      2,391,122     2,363,374    2,647,760
Net Income                1,083,153      1,071,653     1,119,211    1,282,119
Net Income per Share-
  Basic and Diluted             .15            .15           .15          .18
______________________________________________________________________________
1998                      March 31        June 30    September 30  December 31

Rental & Related
  Income               $ 4,118,835     $ 4,179,675   $ 4,225,218  $ 4,260,093
Income from Community
  Operations             2,302,499       2,348,817     2,224,582    2,304,434
Net Income               1,051,103       1,066,737       955,431    1,128,420
Net Income per Share-
  Basic and Diluted            .15             .16           .13          .16
______________________________________________________________________________
1997                      March 31        June 30   September 30   December 31

Rental & Related
  Income               $ 3,765,720    $ 3,804,373   $ 3,862,240   $ 3,897,967
Income from Community
  Operations             2,235,925      2,110,522     2,061,932     2,104,827
Net Income               1,072,954        975,294       889,132     1,259,878
Net Income per Share-
  Basic and Diluted            .16            .15           .13           .19


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age &     Principal Occupation        Director    Shares      Percent
Office Held     During the Past Five Years    Since   Beneficially  of Stock

Robert J.       Vice President of The David   1980       18,515 (1)    0.25%
Anderson        Cronheim Company; past
Age:  77        President of the Industrial Real
Director        Estate Brokers Association
                of New York and New Jersey

Ernest V.       Financial Consultant;         1969      30,165 (2)      0.41%
Bencivenga      Treasurer and Director
Age:  82        (1961 to present) and
Secretary/      Secretary (1967 to present)
Treasurer       of Monmouth Capital
and Director    Corporation; Treasurer and
                Director (1968 to present)
                of Monmouth Real Estate
                Investment Corporation

Anna T. Chew    Certified Public Accountant;  1994      36,053 (3)      0.49%
Age:  41        Controller (1991 to present)
Vice President  and Director (1993 to present)
and Chief       of Monmouth Real Estate
Financial       Investment Corporation; Controller
 Officer and    (1991 to present) and Director
Director        (1994 to present) of Monmouth
                Capital Corporation.

Charles P.      Investor; Director (1970      1969      62,317 (4)      0.85%
Kaempffer       to present) of Monmouth
Age:  62        Capital Corporation;
Director        Director (1974 to present)
                of Monmouth Real Estate
                Investment Corporation;
                Vice Chairman and
                Director (1996 to present)
                of Community Bank of New
                Jersey; Director (1989 to 1996) of
                Sovereign Community Bank (formerly
                Colonial Bank)

Eugene W.       Attorney at Law for the       1969     908,568 (5)    12.43%
Landy           firm of Landy & Landy;
Age:  66        President and Director
Chairman of     (1961 to present) of
 the Board and  Monmouth Capital Corporation;
Director        President and Director (1968 to
Director        present) of Monmouth Real Estate
                Investment Corporation.

Name, Age &     Principal Occupation          Director  Shares Owned  Percent
Office Held     During the Past Five Years      Since   Beneficially of Stock

Samuel A.       Attorney at Law for the         1992      272,815 (6)  3.73%
Landy           firm of Landy & Landy;
Age:  39        Director (1989 to
President and   present) of Monmouth Real
Director        Estate Investment Corporation;
                Director (1994 to present) of
                Monmouth Capital Corporation.

Richard H.      Vice President of Remsco        1986      380,851 (7)  5.21%
Molke           Associates, Inc., a
Age:  73        construction firm.
Director

Eugene          Obstetrician and Gynecologist;  1977       81,163 (8)  1.11%
Rothenberg      Investor
Age:  67
Director

Robert G.       Investor; Director (1968        1969      131,468 (9)  1.80%
Sampson         to present) of Monmouth
Age:  74        Real Estate Investment
Director        Corporation; Director
                (1963 to present)
                of Monmouth Capital
                Corporation; General
                Partner (1983 to present
                of Sampco, Ltd., an
                investment group.

                TOTALS............                     1,921,915      26.28%

1) Beneficial ownership, as defined herein, include common stock as to which a person has or shares voting and/or investment power as of March 14, 1997.

2) Includes 8,956 shares held by Mr. Bencivenga's wife and 4,632 shares held in the United Mobile Homes, Inc. 401(k) Plan.

3) Includes 32,977 shares held jointly with Ms. Chew's husband and 3,194 shares held in the United Mobile Homes, Inc. 401(k) Plan.

4) Includes (a) 60,317 shares held as Trustee for Defined Benefit Pension Plan for which Mr. Kaempffer has power to vote and (b) 2,000 shares held by Mr. Kaempffer's wife.

5) Includes (a) 63,360 shares held by Mr. Landy's wife, (b) 172,608 shares held by Landy Investments, Ltd. in which Mr. Landy has a beneficial interest, (c) 61,388 shares held in the Landy & Landy, Employee's Pension Plan, of which Mr. Landy is a Trustee with power to vote, and
     (d) 113,565 shares held in the Landy & Landy, Employees' Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 215,238 shares held by Mr. Landy's adult children in which he disclaims any beneficial interest.

6) Includes (a) 25,824 shares held jointly with Mr. Samuel A. Landy's wife, (b) 15,423 in a custodial account for his sons, and (c) 6,005 shares held in the United Mobile Homes, Inc. 401(k) Plan.

7) Includes (a) 38,034 shares owned by Mr. Molke's wife, (b) 149,184 shares in the Richard H. Molke Grantor Retained Annuity Trust dated December 21, 1992, and (c) 149,183 shares in the Louise G. Molke Grantor Retained Annuity Trust dated December 21, 1992.

8) Includes (a) 56,878 shares held by Rothenberg Investment, Ltd. in which Dr. Rothenberg has a beneficial interest.

9) Includes 48,492 shares held by Sampco, Ltd. in which he has a beneficial interest.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table.

     The following Summary Compensation Table shows compensation paid by the Company for services rendered during 1999, 1998 and 1997 to the Chairman of the Board, President and Vice President. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and                                     Annual Compensation
Principal Position      Year     Salary   Bonus       All Other     Options

Eugene W. Landy         1999    $150,000  $  -      $  52,876 (1)      -
Chairman of the         1998    $ 75,000  $  -      $ 173,376 (1)   25,000
  Board                 1997    $   -     $  -      $ 343,850 (1)   50,000

Samuel A. Landy         1999    $205,000  $ 7,885   $  15,410 (2)   25,000
President               1998    $199,650  $43,979   $  18,559 (2)   25,000
                        1997    $181,500  $39,981   $  18,880 (2)   25,000

Anna T. Chew            1999    $120,577  $13,654   $  13,650 (3)   10,000
Vice President          1998    $110,000  $16,231   $  14,752 (3)   10,000
                        1997    $100,000  $11,846   $  14,955 (3)    8,000

(1) Represents base compensation of $75,000 in 1998 and $150,000 in 1997, as well as Directors' fees, fringe benefits and legal fees. Also includes an accrual of $40,000, $80,000 and $160,000 for 1999, 1998 and 1997,
     respectively for pension and other benefits in accordance with Eugene W. Landy's employment contract.

(2) Represents Directors' fees, fringe benefits and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

(3) Represents Directors' fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

Stock Option Plan.

     The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 1999:

                                                           Potential Realized
                            % of Total  Price           Value at Assumed Annual
                  Options   Granted to   Per  Expiration Rates for Option Term
Name              Granted   Employees   Share    Date        5%         10%

Samuel A. Landy   25,000       41%    $11.5625  1/05/04   $45,963    $133,698
Anna T. Chew      10,000       16%    $ 8.8125  2/28/04   $24,347    $ 53,801

     The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 1999:

                                                                     Value of
                                                                   Unexercised
                                                                     Options
                                        Number of Unexercised      at Year-End
                   Shares     Value    Options at Year-End         Exercisable/
Name              Exercised  Realized  Exercisable/Unexercisable Unexercisable

Eugene W. Landy     -0-        N/A      125,000  /    -0-        $ -0- / $ -0-
Samuel A. Landy   25,000     $14,063    100,000  /  25,000       $ -0- / $ -0-
Anna T. Chew      10,000     $16,250     38,000  /  10,000       $ -0- / $ -0-

Compensation of Directors.

     The Directors receive a fee of $1,000 for each Board meeting attended. Directors also receive a fixed annual fee of $7,600, payable $1,900 quarterly. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

Employment Contracts.

     On December 14, 1993, the Company and Eugene W. Landy entered into an Employment Agreement under which Mr. Eugene Landy receives an annual base compensation of $150,000 plus bonuses and customary fringe benefits, including health insurance, participation in the Company's 401(k) Plan, stock options, five weeks vacation and use of an automobile. In lieu of annual increases in compensation, there will be additional bonuses voted by the Board of Directors. On severance of employment for any reason, Mr. Eugene Landy will receive severance pay of $450,000 payable $150,000 on severance and $150,000 on the first and second anniversaries of severance. If employment is terminated following a change in control of the Company, Mr. Eugene Landy will be entitled to severance pay only if actually severed either at the time of merger or subsequently. In the event of disability, Mr. Eugene Landy's compensation shall continue for a period of three years, payable monthly. On retirement, Mr. Eugene Landy shall receive a pension of $50,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Eugene Landy's designated beneficiary shall receive $450,000, $100,000 thirty days after death and the balance one year after death. The Employment Agreement terminated December 31, 1998 but was automatically renewed and extended for successive one-year periods.

     Effective January 1, 1999, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $205,000 for 1999, $215,000 for 2000 and $225,000 for 2001 plus bonuses and customary fringe benefits. Bonuses shall be at the discretion of the Board of Directors and shall be based on certain guidelines. Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 25,000 shares in each year of the contract. On severance or disability, Mr. Samuel Landy is entitled to one year's pay. The Company also agrees to loan to Mr. Samuel Landy $100,000 at the Company's corporate borrowing rate with a 5-year maturity and a 15-year principal amortization. Additional amounts, secured by Company stock, may be borrowed at the same terms for the exercise of stock options.

     Effective January 1, 2000, the Company extended Anna T. Chew's Employment Agreement for an additional three years. Ms. Chew will receive an annual base salary of $133,100 for 2000, $146,400 for 2001 and $161,000 for 2002 plus bonuses and customary fringe benefits. On severance for any reason, Ms. Chew is entitled to an additional one year's pay. In the event of disability, her salary shall continue for a period of two years.

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

Evaluation

     Mr. Eugene Landy is under an employment agreement with the Company. His base compensation under this contract is $150,000 per year. (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $150,000, $12,876 in director's fees, fringe benefits and legal fees plus $40,000 accrual for pension and other benefits in 1999).

     The Committee also reviewed the progress made by Mr. Samuel A. Landy, President. Funds from operations increased by approximately 6%. Mr. Samuel Landy is under an employment agreement with the Company. His base compensation under this contract is $205,000 for 1999.

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



                            1994   1995   1996   1997   1998   1999

United Mobile Homes, Inc.    100    140    173    189    184    155
NAREIT All REIT              100    118    161    191    155    145
S & P 500                    100    137    169    225    290    351

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     On March 13, 2000, no person owned of record, or was known by the Company to own beneficially more than five percent (5%) of the shares of the Company, except the following:

                                                                Percent
                     Name and Address         Shares Owned         of
Title of Class      of Beneficial Owner      Beneficially        Class

Common Stock        Eugene W. Landy             908,568         12.43%
                    20 Tuxedo Road
                    Rumson, NJ  07760

Common Stock        Richard H. Molke            380,851          5.21%
                    8 Ivins Place
                    Rumson, NJ  07760

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 14(a)(1)(vi), Note 9 of the Notes to Consolidated Financial Statements - Related Party Transactions.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1)        The following Financial Statements are filed as part of this report.

                                                                 Page(s)

(i)     Independent Auditors' Report                               27

(ii)    Consolidated Balance Sheets as of December 31, 1999 and    28
        and 1998

(iii)   Consolidated Statements of Income for the years            29
        ended December 31, 1999, 1998 and 1997.

(iv)    Consolidated Statements of Shareholders' Equity for      30-31
        the years ended December 31, 1999, 1998 and 1997

(v)     Consolidated Statements of Cash Flows for the years       32
        ended December 31, 1999, 1998 and 1997

(vi)    Notes to Consolidated Financial Statements               33-44

(a)(2) The following Financial Statement Schedule for the years ended December 31, 1999, 1998 and 1997 is filed as part of this report.

(i)     Schedule III - Real Estate and Accumulated Depreciation   45

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Shorts Hills, New Jersey                     /s/ KPMG LLP
March 15, 2000

                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1999 AND 1998

      - ASSETS -                             1999                 1998
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                   $  6,779,335          $ 6,797,935
  Site and Land Improvements               49,256,596           46,198,257
  Buildings and Improvements                2,697,313            2,691,426
  Rental Homes and Accessories              7,888,924            5,656,441
                                           ----------           ----------
    Total Investment Property              66,622,168           61,344,059
  Equipment and Vehicles                    2,969,556            2,643,774
                                           ----------           ----------
   Total Investment Property and
     Equipment                             69,591,724           63,987,833
  Accumulated Depreciation                (27,429,461)         (25,091,588)
                                           ----------           ----------
   Net Investment Property and
    Equipment                              42,162,263           38,896,245
                                           ----------           ----------
OTHER ASSETS
  Cash and Cash Equivalents                   724,650              832,408
  Securities Available for Sale            12,794,514            7,752,565
  Notes and Other Receivables               1,082,126              734,724
  Unamortized Financing Costs                 252,648              157,928
  Prepaid Expenses                            121,521              168,515
  Land Development Costs                    1,437,590            1,504,264
                                           ----------           ----------
    Total Other Assets                     16,413,049           11,150,404
                                           ----------           ----------
  TOTAL ASSETS                            $58,575,312          $50,046,649
                                           ==========           ==========
  - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                         $30,419,153          $21,411,576
                                           ----------           ----------
OTHER LIABILITIES
  Accounts Payable                            105,215              152,011
  Loans Payable                             4,674,385            3,368,512
  Accrued Liabilities and Deposits          1,493,897            1,495,653
  Tenant Security Deposits                    491,355              406,084
                                            ---------            ---------
    Total Other Liabilities                 6,764,852            5,422,260
                                           ----------           ----------
  Total Liabilities                        37,184,005           26,833,836
                                           ----------           ----------
SHAREHOLDERS' EQUITY:
 Common Stock - $.10 par value per
  share, 10,000,000 shares authorized,
  7,483,196 and 7,246,580 shares
  issued and 7,312,696 and
  7,246,580 shares outstanding as
  of December 31, 1999 and 1998,
  respectively                                748,320              724,658
 Additional Paid-In Capital                24,549,267           23,427,783
 Accumulated Other
    Comprehensive Loss                     (1,662,178)            (271,835)
 Accumulated Deficit                         (667,793)            (667,793)
 Treasury Stock at Cost (170,500
  shares at December 31, 1999)             (1,576,309)                 -0-
                                           ----------           ----------
 Total Shareholders' Equity                21,391,307           23,212,813
                                           ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                  $58,575,312          $50,046,649
                                           ==========           ==========

                         See Accompanying Notes to
                     Consolidated Financial Statements


                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                      1999           1998          1997

Rental and Related Income          $17,752,823   $16,783,821   $15,330,300

Community Operating Expenses         7,992,273     7,603,489     6,817,094
                                    ----------    ----------    ----------
Income from Community
  Operations                         9,760,550     9,180,332     8,513,206
Other Expenses (Income):
  General and Administrative         1,621,479     1,386,757     1,356,736
  Interest Expense                   2,105,546     1,505,577     1,123,445
  Investment Income                 (1,054,262)     (409,457)     (333,511)
  Depreciation Expense               2,452,533     2,403,399     2,116,732
  Amortization of Financing Costs       77,154       105,460        42,000
                                     ---------     ---------     ---------
Income Before Gain (Loss)
  On Sales of Assets                 4,558,100     4,188,596     4,207,804
  (Loss) Gain on Sales of Assets        (1,964)       13,095       (10,546)
                                     ---------     ---------     ---------
Net Income                         $ 4,556,136   $ 4,201,691   $ 4,197,258
                                     =========     =========     =========
Net Income Per Share -
  Basic and Diluted                $       .63   $       .60   $       .63
                                     =========     =========     =========
Weighted Average Shares
  Outstanding:
    Basic                            7,252,774     7,042,701     6,617,479
                                     =========     =========     =========
    Diluted                          7,267,695     7,060,542     6,679,994
                                     =========     =========     =========


                         See Accompanying Notes to
                     Consolidated Financial Statements


                         UNITED MOBILE HOMES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                   Additional
                                           Common Stock Issued      Paid-In
                                           Number        Amount     Capital
Balance 12/31/96                          6,433,676    $ 643,368   16,275,434

Common Stock Issued with the DRIP           382,636       38,263    4,309,405

Common Stock Issued Through the
  Exercise of Stock Options                  49,000        4,900      312,350

Distributions                                   -0-          -0-     (324,403)

Net Income                                      -0-          -0-          -0-

Unrealized Net Holding Gains on
  Securities Available for Sale
  Net of Reclassification
  Adjustment                                    -0-          -0-          -0-
                                          ---------      -------   ----------
Balance 12/31/97                          6,865,312      686,531   20,572,786

Common Stock Issued with the DRIP           357,268       35,727    3,695,329

Common Stock Issued through the
  Exercise of Stock Options                  24,000        2,400      162,600

Distributions                                   -0-          -0-   (1,002,932)

Net Income                                      -0-          -0-          -0-

Unrealized Net Holding Losses on
  Securities Available for Sale                 -0-          -0-          -0-
                                          ---------      -------   ----------
Balance 12/31/98                          7,246,580     $724,658  $23,427,783

Common Stock Issued with the DRIP           187,616       18,762    1,613,027

Common Stock Issued through the
  Exercise of Stock Options                  49,000        4,900      394,225

Distributions                                   -0-          -0-     (885,768)

Net Income                                      -0-          -0-          -0-

Unrealized Net Holding Losses on
  Securities Available for Sale
  Net of Reclassification Adjustment            -0-          -0-          -0-

Purchase of Treasury Stock                      -0-          -0-          -0-
                                          ---------      -------   ----------
Balance 12/31/99                          7,483,196    $ 748,320  $24,549,267
                                          =========      =======   ==========
*Dividend Reinvestment and Stock Purchase Plan

        See Accompanying Notes to Consolidated Financial Statements



                         UNITED MOBILE HOMES, INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                          Accumulated
                             Other
                        Comprehensive    Accumulated  Treasury   Comprehensive
                        (Loss)/Income      Deficit      Stock       Income
Balance 12/31/96          $ 76,501       $ (569,158)  $    -0-

Common Stock Issued with
 the DRIP                      -0-              -0-        -0-

Common Stock Issued through
 the Exercise of Stock
 Options                       -0-              -0-        -0-

Distributions                  -0-       (4,295,893)       -0-

Net Income                     -0-       (4,197,258)       -0-    $4,197,258

Unrealized Net Holding
 Gains on Securities Available
 for Sale
 Net of Reclassification
 Adjustment                162,516              -0-        -0-       162,516
                           -------         --------       ----     ---------

Balance 12/31/97           239,017         (667,793)       -0-    $4,359,774
                                                                   =========
Common Stock Issued with
 the DRIP                      -0-              -0-        -0-

Common Stock Issued through
 the Exercise of Stock
 Options                       -0-              -0-        -0-

Distributions                  -0-       (4,201,691)       -0-

Net Income                     -0-        4,201,691        -0-    $4,201,691

Unrealized Net Holding
 Losses on Securities
 Available for Sale        510,852              -0-        -0-      (510,852)
                           -------          -------       ----     ---------
Balance 12/31/98          (271,835)        (667,793)       -0-    $3,690,839
                                                                   =========
Common Stock Issued with
 the DRIP                      -0-              -0-        -0-

Common Stock Issued through
 the Exercise of Stock
 Options                       -0-              -0-        -0-

Distributions                  -0-       (4,556,136)       -0-

Net Income                     -0-        4,556,136        -0-     $4,556,136

Unrealized Net Holding Losses on
  Securities Available for Sale
  Net of Reclassification
  Adjustment            (1,390,343)             -0-        -0-     (1,390,343)

Purchase of Treasury
 Stock                         -0-              -0-  (1,576,309)
                         ---------       ----------   ---------     ---------

Balance 12/31/99       $(1,662,178)       $(667,793) $(1,576,309)  $3,165,793
                         =========          =======    =========    =========


        See Accompanying Notes to Consolidated Financial Statements



                         UNITED MOBILE HOMES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                             1999        1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                               $4,556,136    $4,201,691  $4,197,258
  Depreciation                            2,452,533     2,403,399   2,116,732
  Amortization of Financing Costs            77,154       105,460      42,000
  Gain on Sales of Securities
    Available for Sale                      (53,473)          -0-     (92,811)
  (Loss) Gain on Sales of Investment
    Property and Equipment                    1,964       (13,095)     10,546
Changes in Operating Assets and Liabilities -
  Notes and Other Receivables              (347,402)      (56,444)   (171,081)
  Prepaid Expenses                           46,994       (59,100)    175,578
  Accounts Payable                          (46,796)      (70,463)     16,048
  Accrued Liabilities and Deposits          ( 1,756)       17,798     (42,786)
  Tenant Security Deposits                   85,271        27,691       7,429
                                          ---------     ---------   ---------
Net Cash Provided by Operating
  Activities                              6,770,625     6,556,937   6,258,913
                                          ---------     ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home
 Communities                                    -0-           -0-  (4,236,000)
Purchase of Investment Property and
 Equipment                               (3,792,004)  (2,169,674)  (2,537,589)
Proceeds from Sales of Investment
 Property and Equipment                     344,173      303,972      332,615
Additions to Land Development Costs      (2,206,010)  (2,024,796)  (2,300,481)
Purchase of Securities Available for
 Sale                                    (6,796,742)  (4,716,181)  (2,743,605)
Proceeds from Sales of Securities
 Available for Sale                         417,923          -0-      892,733
                                         ----------    ---------   ----------
Net Cash Used by Investing Activities   (12,032,660)  (8,606,679) (10,592,327)
                                         ----------    ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans        10,500,000    3,600,000    3,150,000
Net Proceeds from Short-Term Borrowings   1,305,873    2,789,539      578,973
Principal Payments of Mortgages and
 Loans                                   (1,492,423)  (2,299,447)    (390,007)
Financing Costs on Debt                    (171,874)  (   90,694)    ( 53,950)
Proceeds from Dividend Reinvestment
 and Stock Purchase Plan                        -0-    1,870,075    2,522,815
Proceeds from Exercise of Stock Options     399,125      165,000      317,250
Dividends Paid                           (3,810,115)  (3,343,642)  (2,795,443)
Purchase of Treasury Stock               (1,576,309)         -0-          -0-
                                          ---------    ---------    ---------
Net Cash Provided by Financing
 Activities                               5,154,277    2,690,831    3,329,638
                                          ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH            (107,758)     641,089   (1,003,776)
CASH & CASH EQUIVALENTS - BEGINNING         832,408      191,319    1,195,095
                                            -------      -------    ---------
CASH & CASH EQUIVALENTS - END            $  724,650   $  832,408   $  191,319
                                            =======      =======      =======

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS - The Company owns and operates twenty-four manufactured home communities containing 5,759 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY             LOCATION

Allentown                               Memphis, Tennessee
Brookview Village                       Greenfield Center, New York
Cedarcrest                              Vineland, New Jersey
Cranberry Village                       Cranberry Township,Pennsylvania
Cross Keys Village                      Duncansville, Pennsylvania
D & R Village                           Clifton Park, New York
Edgewood Estates                        Apollo, Pennsylvania
Fairview Manor                          Millville, New Jersey
Forest Park Village                     Cranberry Township, Pennsylvania
Heather Highlands                       Inkerman, Pennsylvania
Highland Estates                        Kutztown, Pennsylvania
Kinnebrook                              Monticello, New York
Lake Sherman Village                    Navarre, Ohio
Memphis Mobile City                     Memphis, Tennessee
Oxford Village                          West Grove, Pennsylvania
Pine Ridge Village                      Carlisle, Pennsylvania
Port Royal Village                      Belle Vernon, Pennsylvania
River Valley Estates                    Marion, Ohio
Sandy Valley Estates                    Magnolia, Ohio
Southwind Village                       Jackson, New Jersey
Spreading Oaks Village                  Athens, Ohio
Waterfalls Village                      Hamburg, New York
Woodlawn Village                        Eatontown, New Jersey
Wood Valley                             Caledonia, Ohio

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

INVESTMENT PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are carried at cost. Depreciation for Sites and Building (15 to 27.5 years) is computed principally on the straight-line method over the estimated useful lives of the assets. Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles (3 to 27.5 years) is computed principally on the straight-line method. Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites or Site Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to income as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year's results of operations. If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property's current carrying value. If a property is determined to be impaired, it will be recorded at fair value.

UNAMORTIZED FINANCING COSTS - Legal fees and loan processing fees for new and restructured mortgages are being amortized over the life of the related debt.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include certificates of deposit and bank repurchase agreements with maturities of 90 days or less.

SECURITIES AVAILABLE FOR SALE - The Company's securities are classified as available-for-sale and are carried at fair value. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized. A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment is charged to earnings and a new cost basis for the security established.

REVENUE RECOGNITION - The Company derives its income primarily from the rental of manufactured home sites. The Company also owns approximately 450 rental units which are rented to residents. Revenue is recognized on the accrual basis.

NET INCOME PER SHARE - Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (7,252,774, 7,042,701 and 6,617,479 in 1999, 1998 and
1997, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (7,267,695, 7,060,542 and 6,679,994 in 1999, 1998 and 1997, respectively)
(See Note 6). Options in the amount of 14,921, 17,841 and 62,515 for 1999, 1998, and 1997, respectively, are included in the diluted weighted average shares outstanding.

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

TREASURY STOCK - Treasury stock is accounted for under the cost method.

OTHER COMPREHENSIVE INCOME - Comprehensive income consists of net income and net unrealized gains or losses on securities available for sale and is presented in the consolidated statements of shareholders' equity.

RECLASSIFICATION - Certain amounts in the financial statements for the prior years have been reclassified to conform to the statement presentation for the current year.

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT

     The Company is currently conducting an expansion program at a number of its communities. During 1999, 144 sites were added to existing communities.

     The following is a summary of accumulated depreciation by major classes of assets:

                                    December 31, 1999      December 31, 1998

Site and Land Improvements           $ 22,453,059            $ 20,749,083
Buildings and Improvements              1,330,046               1,236,080
Rental Homes and Accessories            1,588,790               1,363,402
Equipment and Vehicles                  2,057,566               1,743,023
                                       ----------              ----------
Total Accumulated Depreciation       $ 27,429,461            $ 25,091,588
                                       ==========              ==========

NOTE 4 - SECURITIES AVAILABLE FOR SALE

     The following is a summary of securities available for sale at December 31, 1999 and 1998:
                                          1999                   1998
                                             Market                  Market
                                     Cost     Value          Cost     Value

Equity Securities:
 Monmouth Real Estate Investment
  Corporation * (338,111 shares and
  270,568 shares at December 31,
  1999 and 1998, respectively)   $1,972,238  $1,627,330  $1,620,390 $1,488,125

 Monmouth Capital Corporation *
  (21,903 shares and 21,545 shares
  at December 31, 1999 and 1998,
  respectively)                      55,986      55,435      55,004     75,409

 Preferred Stock                  5,094,590   4,685,168   1,423,920  1,436,440

 Other Equity Securities          5,556,581   4,695,206   3,097,790  2,921,517

Debt Securities (maturing in
 2001 to 2003)                    1,777,297   1,731,375   1,827,297  1,831,074
                                 ----------  ----------   ---------  ---------
Total                           $14,456,692 $12,794,514  $8,024,401 $7,752,565
                                 ==========  ==========   =========  =========
     *  Related entity - See Note 9.

     Gross unrealized gains on debt securities amounted to $-0- and $22,975 as of December 31, 1999 and 1998, respectively. Gross unrealized losses on debt securities amounted to $45,922 and $19,198 at December 31, 1999 and 1998, respectively. Gross unrealized gains on equity securities amounted to $88,117 and $111,698 as of December 31, 1999 and 1998, respectively. Gross unrealized losses on equity securities amounted to $1,704,373 and $387,311 as of December 31, 1999 and 1998, respectively.

     During the years ended December 31, 1999, 1998 and 1997, gross gains on sales of securities amounted to $53,473, $-0- and $92,811, respectively. Dividend income for the years ended December 31, 1999, 1998 and 1997 amounted to $734,623, $260,352 and $132,396, respectively. Interest Income for the years ended December 31, 1999, 1998 and 1997 amounted to $266,166, $149,105 and $108,304, respectively. These amounts have been included in Investment Income.

NOTE 5 - LOANS AND MORTGAGES PAYABLE

LOANS PAYABLE

     During 1999 and 1998, the Company purchased securities on margin. The margin loan was 7% during 1999 and 8% during 1998 and is due on demand. At December 31, 1999 and 1998, the margin loan amounted to $4,097,172 and $3,257,386, respectively and is secured by investment securities with a market value of $12,794,514 and $7,752,565, respectively.

UNSECURED LINE OF CREDIT

     The Company has a $1,000,000 unsecured line of credit with Summit Bank, of which $500,000 was used at December 31, 1999. The interest rate on this line of credit is prime plus 1/2%. This line of credit expires on February 9, 2000. This line was subsequently increased to $2,000,000 at an interest rate of prime.

MORTGAGES PAYABLE

     The following is a summary of mortgages payable at December 31, 1999 and 1998:

                                          Interest
Property                      Due Date      Rate       1999         1998

Cranberry Village             08-02-04     7.86%   $ 2,480,841          -0-
D & R Village                 05-01-03     7.5%      3,469,814  $ 3,550,650
Forest Park Village           08-02-04     7.86%     3,969,346          -0-
Sandy Valley                  05-01-00    10.5%            -0-      843,691
Sandy Valley                  03-01-04     7%        3,925,925          -0-
Water Falls Village           01-01-03     7.625%    3,012,276    3,083,814
Various (5 properties)        12-01-00 *   7.5%     13,560,951   13,933,421
                                                    ----------   ----------
TOTAL MORTGAGES PAYABLE                            $30,419,153  $21,411,576
                                                    ==========   ==========
     * May be extended by the Company for an additional five years at current interest rates.

     At December 31, 1999 and 1998, mortgages are collateralized by real property with a carrying value of $26,997,426 and $21,569,697, respectively, before accumulated depreciation and amortization. Interest costs amounting to $179,000 and $154,000 were capitalized during 1999 and 1998, respectively, in connection with the Company's expansion program.

RECENT FINANCING

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

     The aggregate principal payments of all mortgages payable are scheduled as follows:

                    2000 -         $13,925,898
                    2001 -             427,008
                    2002 -             463,410
                    2003 -           6,242,460
                    2004 -           9,360,377
                                    ----------
                    Total -        $30,419,153
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

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years then ended are as follows:

                         1999               1998               1997
                            Weighted-          Weighted-           Weighted-
                             Average            Average             Average
                            Exercise           Exercise            Exercise
                   Shares    Price      Shares   Price     Shares    Price

Outstanding at
 beginning of year 384,500   $10.38     336,500  $ 9.97    278,000   $ 8.31
Granted             61,000     9.94      83,000   11.13    107,500    12.69
Exercised          (49,000)    8.15     (24,000)   6.88    (49,000)    6.47
Expired                -0-      -0-     (11,000)  11.16        -0-      -0-
                   -------               ------            -------
Outstanding at
 end of year       396,500    10.59     384,500   10.38    336,500     9.97
                   =======              =======            =======
Options exercisable
 at end of year    335,500              301,500            229,000
                   =======              =======            =======
Weighted-average
 fair value of
 options granted
 during the year              1.10                1.36                1.99

     The Company has elected to continue to follow APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                    1999            1998          1997

Net Income      As reported   $ 4,556,136      $ 4,201,691   $ 4,197,258
                Pro forma       4,475,560        4,022,731     4,066,414

Net Income Per
 Share - Basic  As reported           .63              .60           .63
  and Diluted   Pro forma             .62              .57           .61

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 8 percent for 1999, 7 percent for 1998 and 5 percent for 1997; expected volatility of 25 percent; risk-free interest rates of 6.25 percent, 5.74 percent and 6.24 percent in 1999, 1998 and 1997, respectively; and expected lives of five years.

     The following is a summary of stock options outstanding as of December 31, 1999:

                       Date of    Number of     Number of   Option  Expiration
                        Grant     Employees      Shares      Price     Date

                      01/05/95        2           75,000     8.25   01/05/00
                      08/03/95        3            9,000     8.375  08/03/00
                      08/17/95        2           15,000     8.375  08/17/00
                      01/10/96        1           25,000    10.62   01/10/01
                      06/27/96        5           27,000    10.75   06/27/01
                      01/03/97        1           25,000    13.12   01/03/02
                      03/17/97        1           25,000    13.37   03/17/02
                      06/25/97        6           26,500    11.50   06/25/02
                      12/15/97        1           25,000    13.06   12/15/02
                      01/08/98        1           25,000    12.75   01/08/03
                      08/05/98        8           33,000    10.00   08/05/03
                      08/05/98        1           25,000    11.00   08/05/03
                      01/05/99        1           25,000 *  11.56   01/05/04
                      09/28/99        8           36,000 *  8.812   09/28/04
                                                 -------
                                                 396,500
                                                 =======
    * Unexercisable

     As of December 31, 1999, there were 272,500 shares available for grant under these plans.

NOTE 7 - TREASURY STOCK

     During the year ended December 31, 1999, the Company purchased 170,500 shares of its own stock for a total cost of $1,576,309.

NOTE 8 - 401(K) PLAN

     Any full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company's 401(k) Plan
(Plan). Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of 15%) and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 1999, 1998 and 1997, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary. This amounted to $31,967, $38,271 and $33,218 for 1999, 1998 and 1997, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS

TRANSACTIONS WITH MONMOUTH REAL ESTATE INVESTMENT CORPORATION

     During 1999, 1998 and 1997, the Company purchased shares of Monmouth Real Estate Investment Corporation (MREIC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). There are six Directors of the Company who are also Directors and shareholders of MREIC.

TRANSACTIONS WITH MONMOUTH CAPITAL CORPORATION AND THE MOBILE HOME STORE, INC.

     During 1999, 1998 and 1997, the Company purchased shares of Monmouth Capital Corporation (MCC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). Six directors of the Company are also directors and shareholders of MCC.

     The Company receives rental income from The Mobile Home Store, Inc.
(MHS), a wholly-owned subsidiary of MCC. MHS sells and finances the sales of manufactured homes.

     MHS pays the Company market rent on sites where MHS has a home for sale. Total site rental income from MHS amounted to $159,065, $152,935 and $117,709, respectively for the years ended December 31, 1999, 1998 and 1997.

     Effective April 1, 1995, the Company and MHS entered into an agreement whereby MHS leases space from the Company to be used as sales lots, at market rates, at most of the Company's communities. Total rental income relating to these leases amounted to $142,680, $139,200 and $90,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     As a REIT, the Company cannot be in the business of selling manufactured homes for profit. During 1999, 1998 and 1997, the Company had approximately $62,000, $139,000 and $134,000 respectively, of rental homes that were sold to MHS at book value.

     During 1999, 1998 and 1997, the Company purchased from MHS at its cost, 24, 10 and 7 new homes, respectively totaling $530,520, $269,192 and $198,374, respectively to be used as rental homes.

SALARY, DIRECTORS', MANAGEMENT AND LEGAL FEES

     During the years ended December 31, 1999, 1998 and 1997, salary, Directors', management and legal fees to Mr. Eugene W. Landy and the law firm of Landy & Landy amounted to $160,600, $166,100 and $183,850, respectively.

OTHER MATTERS

     During 1994, the Company entered into a three-year employment agreement and a five-year employment agreement with two of its executive officers. The agreements provide for base compensation, bonuses and fringe benefits, in addition to specified severance and retirement benefits. The Company is accruing these benefits over the terms of the agreements. Included in general and administrative expense for the years ended December 31, 1999, 1998 and 1997 were $41,875, $83,750 and $167,500 respectively, relating to these agreements.

     In August, 1999, the Company entered into a lease for its corporate offices. The lease is for a five-year term at market rates with monthly lease payments of $12,225. The lessor of the property is owned by certain officers and directors of the Company. It is anticipated that lease payments and the resultant lease term will commence during the first quarter of 2000, when all lease improvements have been completed. A portion of the monthly lease payment will be reimbursed by other related entities utilizing the leased space (MCC and MREIC). The amount of reimbursement from these entities has not yet been determined.

NOTE 10 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

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

     Amounts received and shares issued in connection with the DRIP for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                         1999           1998         1997

Amounts Received/Dividends
 Reinvested                          $ 1,631,789    $ 3,731,056   $ 4,347,668
Number of Shares Issued                  187,616        357,268       382,636

NOTE 11 - DISTRIBUTIONS

     The following dividends were paid to shareholders during the three years ended December 31, 1999, 1998 and 1997:

                        1999                 1998                1997
Quarter Ended     Amount  Per Share    Amount   Per Share   Amount  Per Share

March 31       $1,358,734 $ .1875   $1,202,990    $ .175  $1,129,043  $ .175
June 30         1,352,118   .1875    1,311,297      .1875  1,144,741  $ .175
September 30    1,359,730   .1875    1,340,697      .1875  1,163,882  $ .175
December 31     1,371,322   .1875    1,349,639      .1875  1,182,630  $ .175
                ---------   -----    ---------      -----  ---------    ----
               $5,441,904 $ .75     $5,204,623    $ .7375 $4,620,296  $ .70
                =========   ===      =========      =====  =========    ===

     Total distributions to shareholders for 1999 amounted to $5,441,904, or $.75 per share, of which 75.64% was taxed as ordinary income, .65% was taxed as capital gains and 23.71% was a return of capital. This amount does not include the dividend resulting from the discount on shares purchased through the Company's Dividend Reinvestment and Stock Purchase Plan.

     On January 20, 2000, the Company declared a dividend of $.1875 per share to be paid on March 15, 2000 to shareholders of record February 15, 2000.

NOTE 12 - FEDERAL INCOME TAXES

     The Company elected to be taxed as a REIT. As the Company has distributed all of its income currently, no provision has been made for Federal income or excise taxes for the years ended December 31, 1999, 1998 and 1997.

NOTE 13 - LEGAL MATTERS

     There are no lawsuits pending against the Company that management believes will have a material effect on the financial condition or results of operations of the Company.

     In the normal course of business, the Company is a Defendant in various legal cases, all of which are being defended by the Company's insurance carrier.

     During 1998, the Company paid a judgment of $68,142 to Stults and Associates, Inc. (Stults), an engineering firm. Stults & Associates have claimed various amounts for attorney's fees. The Company continues to vigorously contest Stults & Associates claim for attorney's fees and believes if any attorney fees are awarded, the amount will be less than $100,000. Management believes that the outcome of this lawsuit will not have a material effect on the financial condition or results of operations of the Company.

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

         The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of mortgages payable in 1998 approximated their carrying amounts since such amounts payable were at approximately a weighted-average current market rate of interest. For 1999, the fair and carrying values of mortgages payable amounted to $30,109,153 and $30,419,153, respectively. The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 15 - SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

     Cash paid during the years ended December 31, 1999, 1998 and 1997 for interest was $2,120,268, $1,351,577 and $1,373,445, respectively.

     During the years ended December 31, 1999, 1998 and 1997, land development costs of $2,284,546, $1,711,778 and $3,507,879, respectively were transferred to investment property and equipment and placed in service.

     During the years ended December 31, 1999, 1998 and 1997, the Company had dividend reinvestments of $1,631,789, $1,860,981 and $1,824,853, respectively which required no cash transfers.

     The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

                                         1999          1998         1997

Unrealized holding (losses)
 gains arising during the year        $(1,336,870)   $(510,852)    $255,327
Less: reclassification adjustment
  for gains realized in income            (53,473)         -0-      (92,811)
                                        ---------      -------      -------
Net unrealized (losses) gains         $(1,390,343)   $(510,852)    $162,516
                                        =========      =======      =======


                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                             DECEMBER 31, 1999

Column A                Column B          Column C               Column D
                              Initial Cost
                                               Site, Land     Capitalization
                                               & Building      Subsequent to
Description           Encumbrances    Land    Improvements      Acquisition
Memphis, TN             $    -0-      $ 250,000  $ 2,569,101     $ 1,251,599
Greenfield Center, NY        -0-         37,500      232,547       1,690,732
Vineland, NJ                    (3)     320,000    1,866,323         684,767
Duncansville, PA             -0-         60,774      378,093         281,276
Cranberry Township, PA 2,480,841        181,930    1,922,931         290,706
Clifton Park, NY       3,469,814        391,724      704,021         922,567
Apollo, PA                   -0-        670,000    1,336,600         680,215
Cranberry Township, PA 3,969,346         75,000      977,225       1,052,222
Millville, NJ                -0-        216,000    1,166,517       3,520,211
Kutztown, PA                 -0-        145,000    1,695,041       2,986,915
Inkerman, PA                 -0-        572,500    2,151,569       1,863,256
Monticello, NY               -0-        235,600    1,402,572       1,689,338
Navarre, OH                  -0-        290,000    1,457,673         637,763
Memphis, TN                  -0-         78,435      810,477       1,423,640
West Grove, PA                  (3)     175,000      990,515       1,190,819
Carlisle, PA                 -0-         37,540      198,321         729,995
Belle Vernon, PA                (3)     150,000    2,491,796       1,931,655
Marion, OH                   -0-        236,000      785,293       1,983,370
Athens, OH                   -0-         67,000    1,326,800         164,469
Magnolia, OH           3,925,925        270,000    1,941,430       1,584,832
Jackson, NJ                     (3)     100,095      602,820       1,247,503
Hamburg, NY            3,012,276        424,000    3,812,000             -0-
Eatontown, NJ                   (3)     157,421      280,749         139,610
Caledonia, OH                -0-        260,000    1,753,206         287,656
                      ----------      ---------   ----------      ----------
                     $16,858,202     $5,401,519  $32,853,620     $28,235,116
                      13,560,951(3)   =========   ==========      ==========
                      ----------
                     $30,419,153
                      ==========


                                   -45a-


                         UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                             DECEMBER 31, 1999


Column A                              Column E(1) (2)             Column F(1)
                       Gross Amount at Which Carried at 12/31/99
                                         Site, Land
                                              &
                                          Building               Accumulated
Description                      Land   Improvements    Total    Depreciation
Memphis, TN                  $  250,000 $ 3,820,700 $ 4,070,700  $ 2,156,046
Greenfield Center, NY           122,865   1,837,914   1,960,779      947,713
Vineland, NJ                    408,206   2,462,884   2,871,090    1,491,088
Duncansville, PA                 60,774     659,369     720,143      538,240
Cranberry Township, PA          181,930   2,213,637   2,395,567    1,379,693
Clifton Park, NY                391,724   1,626,588   2,018,312      901,360
Apollo, PA                      670,000   2,016,815   2,686,815      314,536
Cranberry Township, PA           75,000   2,029,447   2,104,447    1,554,906
Millville, NJ                   631,137   4,271,591   4,902,728    1,142,123
Kutztown, PA                    404,239   4,422,717   4,826,956      956,202
Inkerman, PA                    572,500   4,014,825   4,587,325      924,665
Monticello, NY                  318,472   3,009,038   3,327,510      974,330
Navarre, OH                     290,000   2,095,436   2,385,436      918,429
Memphis, TN                      78,435   2,234,117   2,312,552      994,677
West Grove, PA                  536,064   1,820,270   2,356,334    1,377,315
Carlisle, PA                    145,473     820,383     965,856      642,649
Belle Vernon, PA                150,000   4,423,451   4,573,451    2,998,386
Marion, OH                      236,000   2,768,663   3,004,663      822,160
Athens, OH                       67,000   1,491,269   1,558,269      173,889
Magnolia, OH                    270,000   3,526,262   3,796,262    1,808,204
Jackson, NJ                     100,095   1,850,323   1,950,418    1,426,987
Hamburg, NY                     424,000   3,929,765   4,353,765      291,010
Eatontown, NJ                   135,421     442,359     577,780      354,917
Caledonia, OH                   260,000   2,040,862   2,300,862      268,223
                              ---------  ----------  ----------   ----------
                             $6,779,335 $59,828,685 $66,608,020  $25,357,748
                              =========  ==========  ==========   ==========


                                   -45b-


                         UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                             DECEMBER 31, 1999



Column A                  Column G          Column H        Column I
                           Date of            Date         Depreciable
Description             Construction        Acquired          Life
Memphis, TN            Prior to 1980           1986         3 to 27.5
Greenfield Center, NY  Prior to 1970           1977         3 to 27.5
Vineland, NJ               1973                1986         3 to 27.5
Duncansville, PA           1961                1979         3 to 27.5
Cranberry Township, PA     1974                1986         5 to 27.5
Clifton Park, NY           1972                1978         3 to 27.5
Apollo, PA             Prior to 1980           1995         5 to 27.5
Cranberry Township, PA Prior to 1980           1982         3 to 27.5
Millville, NJ          Prior to 1980           1985         3 to 27.5
Kutztown, PA               1971                1979         5 to 27.5
Inkerman, PA               1970                1992         5 to 27.5
Monticello, NY             1972                1988         5 to 27.5
Navarre, OH            Prior to 1980           1987         5 to 27.5
Memphis, TN                1955                1985         3 to 27.5
West Grove, PA             1971                1974         5 to 27.5
Carlisle, PA               1961                1969         3 to 27.5
Belle Vernon, PA           1973                1983         3 to 27.5
Marion, OH                 1950                1986         3 to 27.5
Athens, OH             Prior to 1980           1996         5 to 27.5
Magnolia, OH           Prior to 1980           1985         5 to 27.5
Jackson, NJ                1969                1969         3 to 27.5
Hamburg, NY            Prior to 1980           1997           27.5
Eatontown, NJ              1964                1978         3 to 27.5
Caledonia, OH          Prior to 1980           1996         5 to 27.5


                                   -45c-


                                    /-------------FIXED ASSETS------------/
(1) Reconciliation:                   12/31/99      12/31/98     12/31/97
    Balance - Beginning of Year    $ 61,329,910  $ 58,197,197  $ 48,733,757
                                     ----------    ----------    ----------
    Additions:
    Acquisitions                            -0-           -0-     4,236,000
    Improvements                      5,739,997     3,512,719     5,628,858
    Depreciation                            -0-           -0-           -0-
                                      ---------     ---------     ---------
     Total Additions                  5,739,997     3,512,719     9,864,858
                                     ----------    ----------    ----------
    Deletions                           461,887       380,006       401,418
                                     ----------    ----------    ----------
   Balance - End of Year            $66,608,020   $61,329,910   $58,197,197
                                     ==========    ==========    ==========


                                          /---ACCUMULATED DEPRECIATION---/
Reconciliation:                        12/31/99       12/31/98     12/31/97

Balance - Beginning of Year         $ 23,335,294   $ 21,388,924  $ 19,646,362
                                      ----------     ----------    ----------
Additions:
Acquisitions                                 -0-            -0-           -0-
Improvements                                 -0-            -0-           -0-
Depreciation                           2,128,474      2,079,649     1,812,903
                                      ----------     ----------    ----------
  Total Additions                      2,128,474      2,079,649     1,812,903
                                      ----------     ----------    ----------
Deletions                                106,020        133,279        70,341
                                      ----------     ----------    ----------
Balance - End of Year               $ 25,357,748   $ 23,335,294  $ 21,388,924
                                      ==========     ==========    ==========


(2) The aggregate cost for Federal tax purposes approximates historical cost.

(3)  Represents one mortgage note payable secured by five properties.


                                   -45d-

                     INDEPENDENT ACCOUNTANTS' CONSENT


The Board of Directors
United Mobile Homes, Inc.

We consent to incorporation by reference in the Registration Statement (No. 333-13053) on Form S-8 of our report dated March 15, 2000, relating to the consolidated balance sheets of United Mobile Homes, Inc., as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, and the related schedule, which report appears in the December 31, 1999 annual report on Form 10-K of United Mobile Homes, Inc.



                                   /s/ KPMG LLP


Short Hills, New Jersey
March 17, 2000

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   UNITED MOBILE HOMES, INC.


                                   BY:  /s/Eugene W. Landy
                                   EUGENE W. LANDY
                                   Chairman of the Board

Dated:  March 15, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                      Title                 Date

/s/Eugene W. Landy    Chairman of the       March 15, 2000
EUGENE W. LANDY       Board and
                      Director

/s/Samuel A. Landy    President and         March 15, 2000
SAMUEL A. LANDY       Director

/s/Anna T. Chew       Vice President and    March 15, 2000
ANNA T. CHEW          Chief Financial
                      Officer
                      and Director

/s/Ernest V.          Secretary/Treasurer   March 15, 2000
Bencivenga            and Director
ERNEST V. BENCIVENGA

/s/Robert J.          Director              March 15, 2000
Anderson
ROBERT J. ANDERSON

/s/Charles P.         Director              March 15, 2000
Kaempffer
CHARLES P. KAEMPFFER

/s/Richard H. Molke   Director              March 15, 2000
RICHARD H. MOLKE

/s/Eugene Rothenberg  Director              March 15, 2000
EUGENE ROTHENBERG

/s/Robert G. Sampson  Director              March 15, 2000
ROBERT G. SAMPSON