Form 10-Q
period 2000-03-31
UNITED MOBILE HOMES INC
filed 2000-05-15
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   March 31, 2000

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

            For Quarter Ended           Commission File Number
            March 31, 2000                      0-13130

                        UNITED MOBILE HOMES, INC.
        (Exact name of registrant as specified in its charter)

        New Jersey                                22-1890929
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ  07728

Registrant's telephone number, including area code    (732) 577-9997

          125 Wyckoff Road, Eatontown, New Jersey 07724
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No ________


The number of shares outstanding of issuer's common stock as of May 8, 2000 was 7,339,164 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                         MARCH 31, 2000


PART I - FINANCIAL INFORMATION                                       Page No.

Item 1 -  Financial Statements

          Consolidated Balance Sheets................................    3

          Consolidated Statements of Income..........................    4

          Consolidated Statements of Cash Flows......................    5

          Notes to Consolidated Financial Statements.................   6-7

Item 2 -  Management Discussion and Analysis of
          Financial Conditions and Results of Operations.............   8-9

Item 3 -  Quantitative and Qualitative Disclosures
          About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

PART II - OTHER INFORMATION..........................................   10

          SIGNATURES.................................................   11



                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
                AS OF MARCH 31, 2000 and DECEMBER 31, 1999

                                                 March 31,        December 31,
                                                   2000               1999
-ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                          $ 6,779,335       $ 6,779,335
  Site and Land Improvements                     49,345,284        49,256,596
  Buildings and Improvements                      2,697,313         2,697,313
  Rental Homes and Accessories                    8,060,365         7,888,924
                                                 ----------        ----------
    Total Investment Property                    66,882,297        66,622,168
  Equipment and Vehicles                          2,997,490         2,969,556
                                                 ----------        ----------
    Total Investment Property and Equipment      69,879,787        69,591,724
  Accumulated Depreciation                      (28,042,592)      (27,429,461)
                                                 ----------        ----------
    Net Investment Property and Equipment        41,837,195        42,162,263
                                                 ----------        ----------
OTHER ASSETS
  Cash and Cash Equivalents                       1,396,497           724,650
  Securities Available for Sale                  13,022,815        12,794,514
  Notes and Other Receivables                     1,410,352         1,082,126
  Unamortized Financing Costs                       230,748           252,648
  Prepaid Expenses                                  255,005           121,521
  Land Development Costs                          2,047,146         1,437,590
                                                 ----------        ----------
    Total Other Assets                           18,362,563        16,413,049
                                                 ----------        ----------

TOTAL ASSETS                                    $60,199,758       $58,575,312
                                                 ==========        ==========

- LIABILITIES AND SHAREHOLDERS' EQUITY -

MORTGAGES PAYABLE                               $30,220,236       $30,419,153
                                                 ----------        ----------
OTHER LIABILITIES
  Accounts Payable                                  541,753           105,215
  Loans Payable                                   5,410,300         4,674,385
  Accrued Liabilities and Deposits                1,558,038         1,493,897
  Tenant Security Deposits                          500,484           491,355
                                                 ----------        ----------
    Total Other Liabilities                       8,010,575         6,764,852
                                                 ----------        ----------
TOTAL LIABILITIES                                38,230,811        37,184,005
                                                 ----------        ----------
SHAREHOLDERS' EQUITY
 Common Stock - $.10 par value per share
   10,000,000 shares authorized, 7,539,364 and
   7,483,196 shares issued and 7,362,264 and
   7,312,696 shares outstanding, respectively       753,936           748,320
 Additional Paid-In Capital                      24,965,118        24,549,267
 Accumulated Other Comprehensive Loss           ( 1,569,529)      ( 1,662,178)
 Accumulated Deficit                            (   554,829)      (   667,793)
Treasury Stock, at cost (177,100 and
 170,500 shares, respectively)                  ( 1,625,749)      ( 1,576,309)
                                                 ----------        ----------
  Total Shareholders' Equity                     21,968,947        21,391,307
                                                 ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 60,199,758      $ 58,575,312
                                                 ==========        ==========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements


                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                        For the THREE MONTHS ended
                          MARCH 31, 2000 and 1999

                                                2000            1999

Rental and Related Income                   $ 4,611,582      $ 4,321,983

Community Operating Expense                   1,972,518        1,963,689
                                              ---------        ---------
Income from Community
  Operations                                  2,639,064        2,358,294

General and Administrative                      454,215          382,713
Interest Expense                                636,886          404,156
Investment Income                              (546,744)        (166,610)
Depreciation                                    613,131          625,615
Other Expenses                                   21,900           17,190
                                              ---------        ---------
Income before Gains on Sales
 of Assets                                    1,459,676        1,095,230
Gain (Loss) on Sales of Assets                   24,418       (   12,077)
                                              ---------        ---------
Net Income                                    1,484,094        1,083,153
                                              =========        =========
Net Income Per Share -
 Basic and Diluted                                  .20              .15

Weighted Average Shares -
 Basic                                         7,325,088       7,233,984
 Diluted                                       7,325,088       7,261,059




                                -UNAUDITED-
              See Notes to Consolidated Financial Statements



                         UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the THREE MONTHS ended
                         March 31, 2000 and 1999

                                                     2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                      $ 1,484,094  $ 1,083,153
 Non-Cash Adjustments:
  Depreciation                                       613,131      625,615
  Amortization                                        21,900          -0-
  Gain on Sales of Securities Available for Sale    (143,414)      17,190
  (Gain) Loss of Sales of Investment
    Property and Equipment                           (24,418)      12,077

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                      (328,226)     (19,431)
   Prepaid Expenses                                 (133,484)    (129,782)
   Accounts Payable                                  436,538      (75,468)
   Accrued Liabilities and Deposits                   64,141       53,507
   Tenant Security Deposits                            9,129        7,922
                                                   ---------    ---------
 Net Cash Provided by Operating Activities         1,999,391    1,574,783
                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property
  and Equipment                                     (288,063)    (999,423)
 Proceeds from Sales of Assets                        24,418       93,340
 Additions to Land Development                      (609,556)    (313,077)
 Purchase of Securities Available for Sale          (493,838)  (1,436,316)
 Proceeds from Sales of Securities Available
  for Sale                                           501,600          -0-
                                                     -------    ---------
 Net Cash Used by Investing Activities              (865,439)  (2,655,476)
                                                     -------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans                   735,915    4,306,589
 Principal Payments of Mortgages and Loans          (198,917)    (991,183)
 Financing Costs on Debt                                 -0-      (70,416)
 Dividends Paid                                     (949,663)    (916,966)
 Purchase of Treasury Stock                          (49,440)    (971,897)
                                                     -------    ---------
Net Cash (Used) Provided by Financing Activities    (462,105)   1,356,127
                                                     -------    ---------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                671,847      275,434
CASH & CASH EQUIVALENTS - BEGINNING                  724,650      832,408
                                                   ---------    ---------
CASH & CASH EQUIVALENTS - ENDING                  $1,396,497   $1,107,842
                                                   =========    =========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000
                           (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1999 have been omitted.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amounts of 27,075 for the three months ended March 31, 1999 are included in the diluted weighted average shares outstanding. Options for 421,500 shares were excluded for the three months ended March 31, 2000 since they were anti-dilutive.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $1,576,743 and $708,126, for the three months ended March 31, 2000 and 1999, respectively.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 2000, the Company paid $1,371,130 as a dividend of $.1875 per share to shareholders of record as of February 15, 2000.

On March 15, 2000, the Company received $421,467 from the
Dividend Reinvestment and Stock Purchase Plan. There were 56,168 new shares issued under the Plan.

NOTE 4 - TREASURY STOCK

During the three months ended March 31, 2000, the Company purchased 6,600 shares of its own stock for a total cost of $49,440. These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial
Statements.

NOTE 5 - EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 2000, the following stock option was granted:

     Date of         Number of      Number of      Option    Expiration
      Grant          Employees       Shares        Price         Date

     1/6/00            1             25,000       $9.0625     1/6/2005

The Company also extended, for an additional five years, stock options for a total of 75,000 shares which expired on January 5, 2000.

As of March 31, 2000, there were options outstanding to purchase
421,500 shares and 247,500 shares available for grant under the Company's Stock Option Plans.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2000 and 1999 for interest was $668,886 and $435,856, respectively. Interest cost capitalized to Land Development was $32,000 and $31,700 for the three months ended March 31, 2000 and 1999, respectively.

During the three months ended March 31, 2000 and 1999, the Company had dividend reinvestments of $421,467 and $441,769, respectively, which required no cash transfers.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $1,999,391 net cash provided by operating activities. The Company received new capital of $421,467 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company repurchased 6,600 shares of its own stock at a cost of $49,440. The Company purchased $493,838 of securities of other real estate investment trusts. Mortgages Payable decreased by $198,917 as a result of principal repayments. Loans payable increased by $735,915 primarily as a result of additional borrowings to purchase of Securities Available for Sale.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $280,770 to $2,639,064 for the quarter ended March 31, 2000 as compared to $2,358,294 for the quarter ended March 31, 1999. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 4% to 5% annually. Rental and related income rose from $4,321,983 for the quarter ended March 31, 1999 to $4,611,582 for the quarter ended March 31, 2000. This was the result of higher rents and increased occupancy. Community operating expenses remained relatively stable for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Interest expense increased by $232,730 for the quarter ended March 31, 2000 as
compared to the quarter ended March 31, 1999.   This was
primarily a result of an increase in the average principal balance on borrowings outstanding. The balance outstanding of mortgages payable at March 31, 2000 was $30,220,236 as compared to $24,420,393 at March 31, 1999. Investment income increased from $166,610 for the quarter ended March 31, 1999 to $546,744 for the quarter ended March 31, 2000 due primarily to purchases of Securities Available for Sale during 1999. Included in Investment income is a realized gain of $143,414 on the sale of $358,186 of Securities Available for Sale.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,720,845 for the quarter ended March 31, 1999 to $2,072,807 for the quarter ended March 31, 2000. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $1,574,783 for the three months ended March 31, 1999 to $1,999,391 for the three months ended March 31, 2000. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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




DATE:  May 10, 2000                By: /s/Samuel A. Landy
                                       Samuel A. Landy,
                                       President




DATE:  May 10, 2000                By: /s/Anna T. Chew
                                       Anna T. Chew,
                                       Vice President and
                                       Chief Financial Officer