Form 10-Q
period 2000-06-30
UNITED MOBILE HOMES INC
filed 2000-08-11
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 2000

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For Quarter Ended                    Commission File Number

      June 30, 2000                             0-13130

                    UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                              22-1890929
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           identification number)

 Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ 07728

 Registrant's telephone number, including area code   (732) 577-9997

          125 Wyckoff Road, Eatontown, New Jersey 07724
(Former name, former address and former fiscal year, if changedsince last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No ________


The number of shares outstanding of issuer's common stock as of August 4, 2000 was 7,351,894 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                          JUNE 30, 2000

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

[CAPTION]

                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 2000 and DECEMBER 31, 1999

                                               June 30,      December 31,
                                                 2000           1999
-ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                      $  6,779,335   $  6,779,335
  Site and Land Improvements                  49,481,232     49,256,596
  Buildings and Improvements                   2,702,276      2,697,313
  Rental Homes and Accessories                 8,220,137      7,888,924
                                              ----------     ----------
    Total Investment Property                 67,182,980     66,622,168
  Equipment and Vehicles                       3,040,430      2,969,556
                                              ----------     ----------
    Total Investment Property and Equipment   70,223,410     69,591,724
  Accumulated Depreciation                   (28,654,807)   (27,429,461)
                                              ----------     ----------
    Net Investment Property and Equipment     41,568,603     42,162,263
                                              ----------     ----------
OTHER ASSETS
  Cash and Cash Equivalents                      766,485        724,650
  Securities Available for Sale               15,036,620     12,794,514
  Notes and Other Receivables                  1,454,971      1,082,126
  Unamortized Financing Costs                    223,848        252,648
  Prepaid Expenses                               156,973        121,521
  Land Development Costs                       2,585,635      1,437,590
                                              ----------     ----------
    Total Other Assets                        20,224,532     16,413,049
                                              ----------     ----------
TOTAL ASSETS                                $ 61,793,135   $ 58,575,312
                                              ==========     ==========
- LIABILITIES AND SHAREHOLDERS' EQUITY -

MORTGAGES PAYABLE                           $ 30,012,291   $ 30,419,153
                                              ----------     ----------
OTHER LIABILITIES
  Accounts Payable                               290,959        105,215
  Loans Payable                                6,692,498      4,674,385
  Accrued Liabilities and Deposits             1,612,034      1,493,897
  Tenant Security Deposits                       518,339        491,355
                                              ----------     ----------
    Total Other Liabilities                    9,113,830      6,764,852
                                              ----------     ----------
TOTAL LIABILITIES                             39,126,121     37,184,005
                                              ----------     ----------

SHAREHOLDERS' EQUITY
 Common Stock - $.10 par value per share
  10,000,000 shares authorized, 7,597,794
  and 7,483,196 shares issued and
  7,351,894 and 7,312,696 shares
  outstanding, respectively                     759,779        748,320
 Additional Paid-In Capital                  25,426,855     24,549,267
 Accumulated Other Comprehensive Loss         ( 638,038)   ( 1,662,178)
 Accumulated Deficit                          ( 710,467)   (   667,793)
Treasury Stock, at cost  (245,900 and
 170,500 shares, respectively)               (2,171,115)   ( 1,576,309)
                                             ----------     ----------
  Total Shareholders' Equity                 22,667,014     21,391,307
                                             ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $61,793,135   $ 58,575,312
                                             ==========     ==========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

[CAPTION]

                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the THREE AND SIX MONTHS ended
                          JUNE 30, 2000 and 1999


                                    THREE MONTHS            SIX MONTHS
                                6/30/00     6/30/99     6/30/00     6/30/99
Rental and Related Income     $ 4,630,873 $ 4,451,646  $ 9,242,455 $ 8,773,629

Community Operating Expense     1,995,382   2,060,524    3,967,900   4,024,213
                                ---------   ---------    ---------   ---------
Income from Community
 Operations                     2,635,491   2,391,122    5,274,555   4,749,416

General and Administrative        493,422     441,386      947,637     824,099
Interest Expense                  652,320     435,317    1,289,206     839,473
Investment Income                (380,277)   (164,488)    (927,021)   (331,098)
Depreciation                      619,512     600,323    1,232,643   1,225,938
Other Expenses                     21,900      23,460       43,800      40,650
                                ---------   ---------    ---------   ---------
Income before Gains on Sales
  of Assets                     1,228,614   1,055,124    2,688,290   2,150,354
Gain (Loss) on Sales of Assets     (8,157)     16,529       16,261       4,452
                                ---------   ---------    ---------   ---------

Net Income                     $1,220,457  $1,071,653   $2,704,551  $2,154,806
                                =========   =========    =========   =========
Net Income Per Share -
  Basic and Diluted            $      .17  $      .15   $      .37  $      .30
                                =========   =========    =========   =========
Weighted Average  Shares -
  Basic                         7,343,622   7,210,196    7,330,368   7,225,789
                                =========   =========    =========   =========
  Diluted                       7,343,622   7,223,525    7,330,368   7,244,232
                                =========   =========    =========   =========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                   -4-


                         UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the SIX MONTHS ended
                          June 30, 2000 and 1999

                                                           2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                           $ 2,704,551  $ 2,154,806
 Non-Cash Adjustments:
  Depreciation                                          1,232,643    1,225,938
  Amortization                                             43,800       40,650
  Gain on Sales of Securities Available for Sale         (143,414)     (53,473)
  Gain on Sales of Investment Property and Equipment      (16,261)      (4,452)

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                           (372,845)    (279,051)
   Prepaid Expenses                                       (35,452)     168,515
   Accounts Payable                                       185,744       36,512
   Accrued Liabilities and Deposits                       118,137       73,549
   Tenant Security Deposits                                26,984       41,486
                                                        ---------    ---------
 Net Cash Provided by Operating Activities              3,743,887    3,404,480
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property
  and Equipment                                          (673,955)  (2,533,022)
 Proceeds from Sales of Assets                             51,233      193,540
 Additions to Land Development                         (1,148,045)    (644,824)
 Purchase of Securities Available for Sale             (1,576,152)  (2,290,441)
 Proceeds from Sales of Securities Available for Sale     501,600      417,923
                                                        ---------    ---------
 Net Cash Used by Investing Activities                 (2,845,319)  (4,856,824)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans                      2,018,113    5,576,531
 Principal Payments of Mortgages and Loans               (406,862)  (1,152,675)
 Financing Costs on Debt                                  (15,000)     (90,116)
 Proceeds from Exercise of Stock Options                      -0-      263,750
 Dividends Paid                                        (1,858,178)  (1,898,580)
 Purchase of Treasury Stock                              (594,806)  (1,108,735)
                                                          -------    ---------
Net Cash (Used) Provided by Financing Activiites         (856,733)   1,590,175
                                                          -------    ---------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                      41,835      137,831
CASH & CASH EQUIVALENTS - BEGINNING                       724,650      832,408
                                                          -------      -------
CASH & CASH EQUIVALENTS - ENDING                        $ 766,485    $ 970,239
                                                          =======      =======

                               -UNAUDITED-

              See Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000
                           (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1999 have been omitted.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amounts of 13,329 and 18,443 for the three and six months ended June 30, 1999, respectively are included in the diluted weighted average shares outstanding. Options for 421,500 shares were excluded for the three and six months ended June 30, 2000 since they were anti-dilutive.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $2,151,948 and $3,728,691, for the three and six months ended June 30, 2000, respectively and $1,606,467 and $2,314,593 for the three and six months ended June 30, 1999, respectively.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 15, 2000, the Company paid $1,376,095 as a dividend of $.1875 per share to shareholders of record as of May 15, 2000.
The total dividends paid for the six months ended June 30, 2000 amounted to $2,747,225.

On June 15, 2000, the Company received $467,580 from the Dividend Reinvestment and Stock Purchase Plan. There were 58,430 new shares issued under the Plan. The total amount received from the Dividend Reinvestment and Stock Purchase Plan for the six months ended June 30, 2000 amounted to $889,047.

NOTE 4 - TREASURY STOCK

During the six months ended June 30, 2000, the Company purchased
75,400 shares of its own stock for a total cost of $594,806.
These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial
Statements.

NOTE 5 - EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 2000, the following stock option was granted:

         Date of        Number of      Number of   Option   Expiration
          Grant         Employees        Shares     Price       Date

          1/6/00            1            25,000    $9.0625    1/6/2005

The Company also extended, for an additional five years, stock options for a total of 75,000 shares which expired on January 5, 2000.

As of June 30, 2000, there were options outstanding to purchase
421,500 shares and 247,500 shares available for grant under the Company's Stock Option Plans.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2000 and 1999 for interest was $1,366,206 and $907,073, respectively. Interest cost capitalized to Land Development was $77,000 and $67,600 for the six months ended June 30, 2000 and 1999, respectively.

During the six months ended June 30, 2000 and 1999, the Company had dividend reinvestments of $889,047 and $812,272, respectively, which required no cash transfers.

NOTE 7 - SUBSEQUENT EVENTS

On July 27, 2000, the Company entered into a $4,000,000 mortgage with First Union Bank, of which $2,500,000 was taken down. This mortgage bears interest at LIBOR plus 155 points. This mortgage matures on August 1, 2002 but may be converted to a fixed rate mortgage loan for an additional five years.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25 including, the accounting for modifications to equity awards as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The initial adoption of the interpretation did not have a significant impact on the Company's financial statements.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $3,743,887 net cash provided by operating activities. The Company received new capital of $889,047 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company repurchased 75,400 shares of its own stock at a cost of $594,806. The Company purchased $1,576,152 of securities of other real estate investment trusts. Mortgages Payable decreased by $406,862 as a result of principal repayments. Loans payable increased by $2,018,113 primarily as a result of additional borrowings to purchase of Securities Available for Sale.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $244,369 to $2,635,491 for the quarter ended June 30, 2000 as compared to $2,391,122 for the quarter ended June 30, 1999. Income from community operations increased by $525,139 to $5,274,555 for the six months ended June 30, 2000 as compared to $4,749,416 for the six months ended June 30, 1999. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 4% to 5% annually. Rental and related income rose from $4,451,646 for the quarter ended June 30, 1999 to $4,630,873 for the quarter ended June 30, 2000. Rental and related income increased from $8,773,629 for the six months ended June 30, 1999 to $9,242,455 for the six months ended June 30, 2000. This was the result of higher rents and increased occupancy. Community operating expenses remained relatively stable for the quarter and six months ended June 30, 2000 as compared to the quarter and six months ended June 30, 1999. General and administrative expenses increased from $441,386 for the quarter ended June 30, 1999 to $493,422 for the quarter ended June 30, 2000. General and administrative expenses increased from $824,099 for the six months ended June 30, 1999 to $947,637 for the six months ended June 30, 2000. This was due to an increase in personnel costs. Interest expense increased by $217,003 for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 and by $449,733 for the six months ended June 30, 2000 as compared to the six months ended June 30,
1999.   This was primarily a result of an increase in the average
principal balance on borrowings outstanding. The balance outstanding of mortgages payable at June 30, 2000 was $30,012,291 as compared to $24,258,901 at June 30, 1999. Investment income increased from $164,488 for the quarter ended June 30, 1999 to $380,277 for the quarter ended June 30, 2000 and from $331,098 for the six months ended June 30, 1999 to $927,021 for the six months ended June 30, 2000. This was due primarily to purchases of Securities Available for Sale during 1999 and 2000. Included in Investment income is a realized gain of $143,414 on the sale of $358,186 of Securities Available for Sale.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,655,447 for the quarter ended June 30, 1999 to $1,848,126 for the quarter ended June 30, 2000. FFO increased from $3,376,292 for the six months ended June 30, 1999 to $3,920,933 for the six months ended June 30, 2000. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $3,404,480 for the six months ended June 30, 1999 to $3,743,887 for the six months ended June 30, 2000. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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



Item 1 - Legal Proceedings - none

Item 2 - Changes in Securities - none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders -

     The annual meeting of shareholders was held on June 1, 2000 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

          (a)  Exhibits - none

          (b)  Reports on Form 8-K - none

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:  August 10, 2000               By:/s/ Samuel A. Landy
                                        Samuel A. Landy,
                                        President




DATE:  August 10, 2000               By:/s/ Anna T. Chew
                                        Anna T. Chew,
                                        Vice President and
                                        Chief Financial Officer