Form 10-Q
period 2000-09-30
UNITED MOBILE HOMES INC
filed 2000-11-14
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 2000

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

                      For Quarter Ended        Commission File Number

                     September 30, 2000                 0-13130

                       UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                                    22-1890929
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   identification number)

 Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ 07728

Registrant's telephone number, including area code   (732) 577-9997

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

     Yes    X       No ________


The number of shares outstanding of issuer's common stock as of November 6, 2000 was 7,346,862 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                       SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION                               Page No.

Item 1 - Financial Statements

         Consolidated Balance Sheets........................    3

         Consolidated Statements of Income..................    4

         Consolidated Statements of Cash Flows..............    5

         Notes to Consolidated Financial Statements.........   6-8

Item 2 - Management Discussion and Analysis of
         Financial Conditions and Results of Operations.....  9-10

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk

         There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

PART II - OTHER INFORMATION.................................   11

          SIGNATURES........................................   12

                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 2000 and DECEMBER 31, 1999

                                               September 30,     December 31,
                                                   2000              1999
-ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                         $ 6,779,335       $ 6,779,335
  Site and Land Improvements                    49,652,369        49,256,596
  Buildings and Improvements                     2,702,802         2,697,313
  Rental Homes and Accessories                   8,276,839         7,888,924
                                                ----------        ----------
    Total Investment Property                   67,411,345        66,622,168
  Equipment and Vehicles                         3,167,558         2,969,556
                                                ----------        ----------
    Total Investment Property and Equipment     70,578,903        69,591,724
  Accumulated Depreciation                     (29,262,047)      (27,429,461)
                                                ----------        ----------
    Net Investment Property and Equipment       41,316,856        42,162,263
                                                ----------        ----------
OTHER ASSETS
  Cash and Cash Equivalents                        537,638           724,650
  Securities Available for Sale                 15,762,832        12,794,514
  Notes and Other Receivables                    1,582,662         1,082,126
  Unamortized Financing Costs                      232,279           252,648
  Prepaid Expenses                                 457,402           121,521
  Land Development Costs                         2,731,073         1,437,590
                                                ----------        ----------
    Total Other Assets                          21,303,886        16,413,049
                                                ----------        ----------
TOTAL ASSETS                                  $ 62,620,742      $ 58,575,312
                                                ==========        ==========
- LIABILITIES AND SHAREHOLDERS' EQUITY -

MORTGAGES PAYABLE                             $ 32,294,464      $ 30,419,153
                                                ----------        ----------
OTHER LIABILITIES
  Accounts Payable                                 585,779           105,215
  Loans Payable                                  4,609,764         4,674,385
  Accrued Liabilities and Deposits               1,553,000         1,493,897
  Tenant Security Deposits                         503,950           491,355
                                                 ---------         ---------
    Total Other Liabilities                      7,252,493         6,764,852
                                                 ---------         ---------
TOTAL LIABILITIES                               39,546,957        37,184,005
                                                ----------        ----------
SHAREHOLDERS' EQUITY
 Common Stock - $.10 par value per share
  10,000,000 shares authorized, 7,653,762
  and 7,483,196 shares issued and 7,346,862
  and 7,312,696 shares outtstanding,
  respectively                                     765,376          748,320
 Additional Paid-In Capital                     25,903,421       24,549,267
 Accumulated Other Comprehensive Loss             (121,834)      (1,662,178)
 Accumulated Deficit                              (759,609)        (667,793)
 Treasury Stock, at cost (306,900 and
  170,500 shares, respectively)                 (2,713,569)      (1,576,309)
                                                 ---------        ---------
    Total Shareholders' Equity                  23,073,785       21,391,307
                                                ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 62,620,742     $ 58,575,312
                                                ==========       ==========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

[CAPTION]

                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the THREE AND NINE MONTHS ended
                        SEPTEMBER 30, 2000 and 1999


                                 THREE MONTHS                NINE MONTHS
                              9/30/00     9/30/99        9/30/00     9/30/99
Rental and Related Income   $ 4,672,427  $ 4,500,117  $13,914,882  $13,220,273

Community Operating Expense   1,950,648    2,083,270    5,918,548    6,107,483
                              ---------    ---------    ---------    ---------

Income from Community
  Operations                  2,721,779    2,416,847    7,996,334    7,112,790

General and Administrative      481,961      429,294    1,429,598    1,253,393
Interest Expense                736,860      496,413    2,026,066    1,335,886
Investment Income              (481,523)    (254,874)  (1,408,544)    (639,445)

Depreciation                    613,131      578,608    1,845,774    1,804,546
Other Expenses                   23,000       26,860       66,800       67,510

Income before Gains on
 Sales of Assets              1,348,350    1,140,546    4,036,640    3,290,900
Gain (Loss) on Sales of Assets     (648)     (21,335)      15,613      (16,883)
                              ---------    ---------    ---------    ---------
Net Income                   $1,347,702   $1,119,211   $4,052,253   $3,274,017
                              =========    =========    =========    =========
Net Income Per Share -
  Basic and Diluted          $      .18   $      .15   $      .55   $      .45
                              =========    =========    =========    =========

Weighted Average Shares -
  Basic                       7,341,811    7,262,601    7,332,392    7,237,903
                              =========    =========    =========    =========
  Diluted                     7,348,373    7,276,201    7,332,392    7,259,278
                              =========    =========    =========    =========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements


                         UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the NINE MONTHS ended
                       September 30, 2000 and 1999

                                                     2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                      $ 4,052,253    $ 3,274,017
 Non-Cash Adjustments:
  Depreciation                                     1,845,774      1,804,546
  Amortization                                        66,800         67,510
  Gain on Sales of Securities Available for Sale   (177,149)       (53,473)
  Gain on Sales of Investment Property and
   Equipment                                        (15,613)       (16,883)

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                     (500,536)      (392,585)
   Prepaid Expenses                                (335,881)       168,515
   Accounts Payable                                 480,564        581,777
   Accrued Liabilities and Deposits                  59,103         97,673
   Tenant Security Deposits                          12,595         59,644
                                                  ---------      ---------
 Net Cash Provided by Operating Activities        5,487,910      5,624,507
                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property
  and Equipment                                 (1,064,707)    (3,051,732)
 Proceeds from Sales of Assets                       79,953        262,934
 Additions to Land Development                  (1,293,483)    (1,373,870)
 Purchase of Securities Available for Sale      (3,712,002)    (2,651,686)
 Proceeds from Sales of Securities Available
   for Sale                                       2,461,177        417,923
                                                  ---------     ----------

 Net Cash Used by Investing Activities          (3,529,062)    (6,396,431)
                                                 ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans                2,500,000     10,500,000
 Principal Payments of Mortgages and Loans        (689,310)    (4,631,341)
 Financing Costs on Debt                           (46,431)      (171,874)
 Proceeds from Exercise of Stock Options                -0-        263,750
 Dividends Paid                                 (2,772,859)    (2,883,812)
 Purchase of Treasury Stock                     (1,137,260)    (1,108,735)
Net Cash (Used) Provided by Financing            ---------      ----------
  Activities                                    (2,145,860)      1,967,988
                                                 ---------      ----------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                             (187,012)      1,196,064
CASH & CASH EQUIVALENTS - BEGINNING                 724,650        832,408
                                                    -------      ---------
CASH & CASH EQUIVALENTS - ENDING                  $ 537,638     $2,028,472
                                                    =======      =========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000
                           (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 1999 have been omitted.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amounts of 13,600 and 21,375 for the three and nine months ended September 30, 1999, respectively are included in the diluted weighted average shares outstanding. Options in the amount of 6,562 for the three months ended September 30, 2000 are included in the diluted weighted average shares outstanding. Options for 433,500 shares were excluded for the nine months ended September 30, 2000 since they were anti-dilutive.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $1,863,906 and $5,592,597, for the three and nine months ended September 30, 2000, respectively and $539,364 and $2,853,957 for the three and nine months ended September 30, 1999, respectively.

NOTE 3 - MORTGAGES PAYABLE

On July 27, 2000, the Company entered into a $4,000,000 mortgage with First Union Bank, of which $2,500,000 was taken down. This mortgage is secured by Fairview Manor and bears interest at LIBOR plus 155 points. This mortgage matures on August 1, 2002 but may be converted to a fixed rate mortgage loan for an additional five years.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 15, 2000, the Company paid $1,396,844 as a dividend of $.1875 per share to shareholders of record as of August 15, 2000. The total dividends paid for the nine months ended
September 30, 2000 amounted to $4,144,069.

On September 15, 2000, the Company received $482,163 from the Dividend Reinvestment and Stock Purchase Plan. There were 55,968 new shares issued under the Plan. The total amount received from the Dividend Reinvestment and Stock Purchase Plan for the nine months ended September 30, 2000 amounted to $1,371,210.

NOTE 5 - TREASURY STOCK

During the nine months ended September 30, 2000, the Company purchased 136,400 shares of its own stock for a total cost of $1,137,260. These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial Statements.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the nine months ended September 30, 2000, the following stock options were granted:

     Date of      Number of      Number of     Option    Expiration
      Grant       Employees       Shares        Price       Date

     1/6/00           1           25,000       $9.0625    1/6/2005
     7/17/00          8           36,000       $8.50     7/17/2005

The Company also extended, for an additional five years, stock options for a total of 75,000 shares which expired on January 5, 2000.

During the nine months ended September 30, 2000, stock options for a total of 24,000 shares expired without being exercised.

As of September 30, 2000, there were options outstanding to purchase 433,500 shares and 415,500 shares available for grant under the Company's Stock Option Plans.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2000 and 1999 for interest was $2,153,066 and $1,450,886, respectively. Interest cost capitalized to Land Development was $127,000 and $115,000 for the nine months ended September 30, 2000 and 1999, respectively.

During the nine months ended September 30, 2000 and 1999, the Company had dividend reinvestments of $1,371,210 and $1,186,770, respectively, which required no cash transfers.

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

The Company generated $5,487,910 net cash provided by operating activities. The Company received new capital of $1,371,210 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company repurchased 136,400 shares of its own stock at a cost of $1,137,260. The Company purchased $3,712,002 of securities of other real estate investment trusts. Mortgages Payable increased by $1,875,311 as a result of a new mortgage of $2,500,000 offset by principal repayments. Loans payable decreased by $64,621 primarily as a result of repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $304,932 to $2,721,779 for the quarter ended September 30, 2000 as compared to $2,416,847 for the quarter ended September 30, 1999. Income from community operations increased by $883,544 to $7,996,334 for the nine months ended September 30, 2000 as compared to $7,112,790 for the nine months ended September 30, 1999. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 4% to 5% annually. Rental and related income rose from $4,500,117 for the quarter ended September 30, 1999 to $4,672,427 for the quarter ended September 30, 2000. Rental and related income increased from $13,220,273 for the nine months ended September 30, 1999 to $13,914,882 for the nine months ended September 30, 2000. This was the result of higher rents and increased occupancy. Community operating expenses remained relatively stable for the quarter and nine months ended September 30, 2000 as compared to the quarter and nine months ended September 30, 1999. General and administrative expenses increased from $429,294 for the quarter ended September 30, 1999 to $481,961 for the quarter ended September 30, 2000. General and administrative expenses increased from $1,253,393 for the nine months ended September 30, 1999 to $1,429,598 for the nine months ended September 30, 2000. This was due to an increase in personnel costs. Interest expense increased by $240,447 for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 and by $690,180 for the nine months ended September 30, 2000 as compared to the nine months ended September
30, 1999.   This was primarily a result of an increase in the
average principal balance on borrowings outstanding. The average balance outstanding of mortgages payable for the nine months ended September 30, 2000 was $31,356,809 as compared to $25,989,542 for the nine months ended September 30, 1999. Investment income increased from $254,874 for the quarter ended September 30, 1999 to $481,523 for the quarter ended September 30, 2000 and from $639,445 for the nine months ended September 30, 1999 to $1,408,544 for the nine months ended September 30, 2000. This was due primarily to purchases of Securities Available for Sale during 1999 and 2000. Included in Investment income is a realized gain of $177,149 on the sale of $2,284,028 of Securities Available for Sale.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,719,154 for the quarter ended September 30, 1999 to $1,961,481 for the quarter ended September 30, 2000. FFO increased from $5,095,446 for the nine months ended September 30, 1999 to $5,882,414 for the nine months ended September 30, 2000. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $5,624,507 for the nine months ended September 30, 1999 to $5,487,910 for the nine months ended September 30, 2000 primarily due to an increase in Notes and Other Receivables and Prepaid Expenses. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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




DATE:  November 7, 2000                 By:/s/Samuel A. Landy
                                        Samuel A. Landy,
                                        President


DATE:  November 7, 2000                 By:/s/Anna T. Chew
                                        Anna T. Chew,
                                        Vice President and
                                        Chief Financial Officer