Form 10-K
period 2000-12-31
UNITED MOBILE HOMES INC
filed 2001-03-28
CIK 752642

Form 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period _____________ to ______________

                      Commission File Number 0-13130

                           United Mobile Homes, Inc.
             (Exact name of registrant as specified in its charter)

          New Jersey                         22-1890929
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     identification number)

     3499 Route 9, Suite 3C, Freehold, New Jersey       07728
     (Address of principal executive offices)        (Zip code)

     Registrant's telephone number, including area code (732) 577-9997

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 2001 was $71,607,738. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 2001 was $52,082,734.

The number of shares outstanding of issuer's common stock as of March 14, 2001 was 7,382,241 shares.

Documents Incorporated by Reference:
  -    Exhibits incorporated by reference are listed in Part IV, Item (a)(3).

PART I

ITEM I - BUSINESS

General Development of Business

      United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities containing 5,759 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

      The Company was incorporated in the State of New Jersey in 1968. Its executive offices are located at 3499 Route 9, Suite 3C, Freehold, New Jersey 07728. Its telephone number is (732) 577-9997.

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

Background

       Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company's stock, spun off to its shareholders in a registered distribution three shares of United Mobile Homes, Inc. for each share of Monmouth Capital Corporation. The Company in 1984 and 1985 issued additional shares through rights offerings. The Company has been in operation for thirty-one years, the last fifteen of which have been as a publicly-owned corporation.

Narrative Description of Business

      The Company's primary business is the ownership and operation of manufactured home communities - leasing manufactured home spaces on a month-
to-month  basis  to  private manufactured home owners.   The  Company  also
leases homes to residents.

      A manufactured home community is designed to accommodate detached, single family manufactured housing units, which are produced off-site by manufacturers and delivered by truck to the site. Such dwellings, referred to as manufactured homes (which should be distinguished from travel trailers), are manufactured in a variety of styles and sizes. Manufactured homes, once located, are rarely transported to another site; typically, a manufactured home remains on site and is sold by its owner to a subsequent occupant. This transaction is commonly handled through a broker in the same manner that a more traditional single-family residence is sold. Each owner of a manufactured home leases the site on which the home is located from the Company.

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

       Due to recent REIT legislation, the Company expects to sell manufactured homes into its communities effective April 2001. This sales operation was previously performed by Monmouth Capital Corporation, an affiliated entity.

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

      The Company may issue securities for property, however, this has not occurred to date, and it may repurchase or reacquire its shares from time to time if in the opinion of the Board of Directors such acquisition is advantageous to the Company. During 2000, the Company purchased 146,400 shares of its own stock at a total cost of $1,222,797.

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

Property Maintenance and Improvement Policies

      It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2001 will be consistent with 2000 expenditures. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

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

Number of Employees

      On March 14, 2001, the Company had approximately 100 employees, including Officers. During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

ITEM 2 - PROPERTIES

     United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company owns twenty-four manufactured home communities containing 5,759 sites. The following is a brief description of the properties owned by the Company:

                                 Number of    2000       Current Rent
                                             Average         Per
Name of Community                  Sites    Occupancy   Month Per Site

Allentown                           414        89%           $247
4912 Raleigh-Millington Road
Memphis, TN  38128

Brookview Village                   133        85%           $310
Route 9N
Greenfield Center, NY  12833

Cedarcrest                          283        97%           $361
1976 North East Avenue
Vineland, NJ  08360

Cranberry Village                   201        93%           $330
201 North Court
Cranberry Township, PA  16066

Cross Keys Village                  133        92%           $217
Old Sixth Avenue Road, RD #1
Duncansville, PA  16635

D & R Village                       244        94%           $347
Route 146, RD 13
Clifton Park, NY  12065

Fairview Manor                      276        70%           $351
2110 Mays Landing Road
Millville, NJ  08332

Forest Park Village                 252        92%           $285
724 Slate Avenue
Cranberry Township, PA  16066

Heather Highlands                   457        68%           $215
109 S. Main Street
Pittston, PA  18640

Highland Estates                    269        81%           $347
60 Old Route 22
Kutztown, PA  19530

Kinnebrook                          212        87%           $349
201 Route 17B
Monticello, NY  12701

                                 Number of    2000       Current Rent
                                             Average         Per
Name of Community                  Sites    Occupancy   Month Per Site

Lake Sherman Village                210        97%           $266
7227 Beth Avenue, SW
Navarre, OH  44662

Memphis Mobile City                 168        88%           $224
3894 N. Thomas Street
Memphis, TN  38127

Oxford Village                      224       100%           $381
2 Dolinger Drive
West Grove, PA  19390

Pine Ridge Village                  137        94%           $318
147 Amy Drive
Carlisle, PA  17013

Pine Valley Estates                 218        84%           $220
700 Pine Valley Estates
Apollo, PA  15613

Port Royal Village                  427        84%           $247
400 Patterson Lane
Belle Vernon, PA  15012

River Valley Estates                214        91%           $197
2066 Victory Road
Marion, OH  43302

Sandy Valley Estates                364        95%           $242
801 First, Route #2
Magnolia, OH  44643

Southwind Village                   250        97%           $265
435 E. Veterans Highway
Jackson, NJ  08527

Spreading Oaks Village              153        88%           $175
7140-29 Selby Road
Athens, OH  45701

Waterfalls Village                  202        97%           $344
3450 Howard Road
Hamburg, NY  14075

Woodlawn Village                    157        98%           $450
Route 35
Eatontown, NJ  07724

Wood Valley                         161        94%           $200
1493 N. Whetstone River Road
Caledonia, OH  43314

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

Significant Properties

      The Company operates approximately $68,000,000 (at original cost) in manufactured home properties. These consist of 24 separate manufactured home communities and related equipment and improvements. There are 5,759 sites in the 24 communities. No one community constitutes more than 10% of the total assets of the Company. Port Royal Village with 427 sites, Sandy Valley Estates with 364 sites, Cedarcrest with 283 sites, Allentown with 414 sites and Heather Highlands with 457 sites are the larger properties. The following is a description of these properties:

                            PORT ROYAL VILLAGE

      The Company acquired Port Royal Village in 1984. This is a 427-space manufactured home community located in Belle Vernon, Pennsylvania. The Company believes this to be a sound acquisition for the following reasons:
(a) the community is well-maintained with city water and its own sewer plant, as well as a swimming pool and community building; (b) the community has approximately 84% occupancy; and (c) the community generates substantial revenues and net operating income with an average monthly gross rent of $247 per site. Management believes that this community is a successful and valuable manufactured home community.

                           SANDY VALLEY ESTATES

      The Company acquired Sandy Valley Estates in 1985. This is a 364-space manufactured home community located in Magnolia, Ohio. The Company believes this to be an excellent community because (a) the community is well-maintained with municipal sewer; (b) the community has its own well system; (c) the community has approximately 95% occupancy; and (d) the community generates revenues with an average monthly rental of $242 per site, which rents are competitive with the other manufactured home communities in the area. The Company believes that it is an excellent investment.

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

      The Company believes this to be an excellent community for the following reasons: (a) the community is well maintained; (b) the community has municipal sewer and water service; and (c) the community is 97% occupied. Rents average $361 per month per site and they are competitive with other communities in the area.

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

      The Company believes this to be a sound investment for the following reasons: (a) the property is well-maintained; (b) the community has municipal sewer and water service; and (c) rents are $247 per month per site and are competitive with other manufactured home communities in the area. Current occupancy is approximately 89%. The Company is continuing its effort to bring occupancy to 90% or higher. In the future, the Company anticipates that it will be able to increase occupancy.

                             HEATHER HIGHLANDS

      On January 30, 1992, the Company acquired an 88.36% interested in a limited partnership operating a 457-space manufactured home community located in Pittston, Pennsylvania. This partnership has partners who are also officers, directors and/or shareholders of the Company. Mr. Eugene Landy, Chairman of the Board, retained the remaining 11.64% limited partnership interest. The purchase price was approximately $2,500,000. This purchase was based on an independent appraisal of fair market value. In January 1996, the Company purchased the remaining 11.64% partnership interest for $132,600. This price per unit was the same price previously paid to non-affiliated sellers.

      The Company anticipates that the community will ultimately have 415 sites since the use of double-wide units reduces the total number of available sites.

      The Company believes this to be a sound investment for the following reasons: (a) the property is well-maintained; (b) the community has municipal sewer and water service; and (c) rents are $215 per month per site and are competitive with other manufactured home communities in the area. Current occupancy is approximately 68%. The Company is continuing its efforts to bring occupancy to 90% or higher.

Mortgages on Properties

      The Company has mortgages on various properties. The maturity dates of these mortgages range from the year 2002 to 2005. Interest varies from fixed rates of 7% to 7.86% with one mortgage at a variable rate of LIBOR plus 155 basis points. The aggregate balances of these mortgages total $32,055,839 at December 31, 2000. (For additional information, see Part IV, Item 14(a)(1)(vi), Note 5 of the Notes to Consolidated Financial Statements - Notes and Mortgages Payable).

ITEM 3 - LEGAL PROCEEDINGS

      Legal  proceedings are incorporated herein by reference and filed  as
Part IV, Item 14(a)(1)(vi), Note 13 of the Notes to Consolidated Financial Statements - Legal Matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's shares are traded on the American Stock Exchange (symbol
UMH). The per share range of high and low quotes for the Company's stock for each quarterly period is as follows:

                     2000                 1999               1998
                 HIGH    LOW       HIGH      LOW       HIGH      LOW

First Quarter   8-7/8     7      10-15/16  9-3/16     12-1/2   11-1/4
Second Quarter  8-1/2   7-3/8       10      8-1/4    11-13/16  10-1/2
Third Quarter   9-1/2   8-1/8      9-1/2    8-5/8       11      9-7/8
Fourth Quarter  9-3/4   8-3/8        9        8       10-7/8    9-3/8


     On March 14, 2001, the closing price of the Company's stock was $9.70.

      As of December 31, 2000, there were approximately 1,100 shareholders of the Company's common stock based on the number of record owners.

      For the years ended December 31, 2000, 1999 and 1998, total dividends paid by the Company amounted to $5,555,941 or $.7575, $5,441,904 or $.75 per share and $5,204,623 or $.7375 per share, respectively.

      On January 25, 2001, the Company declared a dividend of $.195 per share to be paid on March 15, 2001 to shareholders of record February 15, 2001.

      Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. The Company elected REIT status beginning in 1992. As a REIT, the Company must pay out at least 95% of its taxable income in the form of a cash distribution to shareholders.


ITEM 6 - SELECTED FINANCIAL DATA

                                     December 31,
                 2000        1999        1998        1997        1996
Income Statement Data:

Rental and
 Related
 Income        $18,640,335  $17,752,823  $16,783,821  $15,330,300 $14,533,218

Income from
 Community
 Operations     10,406,979    9,760,550    9,180,332    8,513,206   8,311,469

(Loss) Gain
 on Sales Of
 Investment
 Property and
 Equipment        (37,318)      (1,964)       13,095     (10,546)     333,647

Net Income       5,189,372    4,556,136    4,201,691    4,197,258   3,729,526

Net Income Per
 Share - Basic
 and Diluted           .71          .63          .60          .63         .61
 .........................................................................

Balance Sheet Data:

Total Assets   $62,945,597  $58,575,312  $50,046,649  $43,599,259 $35,875,206

Mortgages
 Payable        32,055,839   30,419,153   21,411,576   20,111,023  17,351,030

Shareholders'
 Equity         22,839,426   21,391,307   23,212,813   20,830,541  16,426,145
 .........................................................................

Average Number
 of Shares
 Outstanding     7,339,684    7,252,774    7,042,701    6,617,479   6,072,637

Funds from
 Operations *   $7,845,529  $7,010,633    $6,591,995   $6,324,536  $5,693,631

Cash Dividends
 Per Share           .7575         .75         .7375          .70         .60

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



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and Expense

2000 vs. 1999

      Rental and related income increased from $17,752,823 for the year ended December 31, 1999 to $18,640,335 for the year ended December 31, 2000 primarily due to rental increases to residents and increased occupancy. During 2000, the Company was able to obtain an average rent increase of approximately 3.3%.

      Overall occupancy rates are satisfactory with ten manufactured home communities experiencing vacancies over ten percent. Some of these vacancies are the result of expansions completed toward the end of 1999. The Company has completed a 79 site expansion at Fairview Manor, a 40 site expansion at Highland Estates, and a 25 site expansion at Port Royal
Village. The Company is also evaluating further expansion at selected communities in order to increase the number of available sites. Some of these communities are in various stages of expansion.

      Community operating expenses increased from $7,992,273 for the year ended December 31, 1999 to $8,233,356 for the year ended December 31, 2000 primarily as a result of increased insurance expense and real estate taxes.

      The Company's income from community operations continues to show steady growth rising from $9,760,550 in 1999 to $10,406,979 in 2000.

      General and administrative expenses increased from $1,621,479 in 1999 to $1,852,308 in 2000 primarily as a result of an increase in personnel and occupancy costs.

      Interest expense increased from $2,105,546 in 1999 to $2,624,801 in 2000. This was primarily as a result of a higher average principal balance outstanding. Interest capitalized on construction in progress amounted to $180,600 and $179,000 for 2000 and 1999, respectively.

      Interest and dividend income increased from $1,000,789 in 1999 to $1,747,254 in 2000 due to purchases of securities available for sale during 1999 and 2000.

     Gains on sales of securities available for sale increased from $53,473 in 1999 to $257,142 in 2000.

      Depreciation expense increased from $2,452,533 for the year ended December 31, 1999 to $2,618,839 for the year ended December 31, 2000 primarily as a result of the completion of the expansions.

     Other expenses remained relatively stable in 2000 and 1999.

      Loss on sales of investment property and equipment increased from a loss of $1,964 for the year ended December 31, 1999 to a loss of $37,318 for the year ended December 31, 2000 primarily as a result of the sale of certain older rental units.

      For the year ended December 31, 2000, the Company reported net income of $5,189,372 as compared to net income of $4,556,136 for the year ended December 31, 1999. The Company is currently experiencing modest inflation. Modest inflation is believed to have a favorable impact on the Company's financial performance. With modest inflation, the Company believes that it can increase rents sufficiently to match increases in operating expenses. High rates of inflation (more than 10%) could result in an inability to raise rents to meet rising costs and could create political problems such as the imposition of rent controls. The Company anticipates continuing profits in 2001.

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

      Interest and dividend income increased from $409,457 in 1998 to $1,000,789 in 1999 due to purchases of securities available for sale during 1998 and 1999.

     Gains on sales of securities available for sale amounted to $53,473 in 1999.

     Depreciation expense remained relatively stable in 1999 and 1998.

      Other expenses decreased from $105,460 in 1998 to $77,154 in 1999 due primarily to the write-off in 1998 of unamortized financing costs on the D & R mortgage upon refinancing.

      Loss/gain on sales of investment property and equipment remained relatively stable in 1999 and 1998.

Liquidity and Capital Resources

      The Company uses funds for real estate acquisitions, real property improvements, amortization of debt incurred in connection with such acquisitions and improvements and investment in debt and equity securities of other REITs. The Company generates funds through cash flow from properties and its securities portfolio, mortgages on properties and increases in shareholder investments. The Company has liquidity available from a combination of short and long-term sources. The Company currently has mortgages payable totaling $32,055,839 secured by eleven communities and loans payable totaling $5,639,470 primarily secured by investment securities. The Company has a $2,000,000 line of credit with Summit Bank, of which all was available at December 31, 2000. The Company believes that its 24 manufactured home communities have market values in excess of historical cost. Management believes that this provides significant additional borrowing capacity.

     Net cash provided by operating activities increased from $6,556,937 in 1998 to $6,770,625 in 1999 to $7,171,086 in 2000. Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

      In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements, purchase of manufactured homes for rent, scheduled mortgage amortization and dividend distributions. As a REIT, the Company must distribute at least 95% of its taxable income.

     The Company also invests in debt and equity securities of other REITs. During 2000, the Company purchased approximately $4,300,000 in these securities. The securities portfolio at December 31, 2000 has experienced an approximate 3% decline in value from cost. Management believes that this is temporary in nature.

      The Company estimates that in 2001 it will purchase approximately 25 manufactured homes to be used as rentals for a total cost of $500,000. Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent. Once rental homes reach 10 years old, the Company generally sells them.

      Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions, the Company is budgeting approximately $1,000,000 in capital improvements for 2001.

      The  Company  has  a  Dividend Reinvestment and Stock  Purchase  Plan
(Plan). Cash received from the Plan is a significant additional source of liquidity and capital resources. During 2000, the Company paid $5,555,941 in dividends. Amounts received under the Plan amounted to $1,866,103. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 2000.

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

Safe Harbor Statement

      This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will",
"expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

      Such factors include, but are not limited to, the following: (I) changes in the general economic climate; (ii) increased competition in the geographic areas in which the Company owns and operates manufactured housing communities; (iii) changes in government laws and regulations affecting manufactured housing communities; and (iv) the ability of the Company to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates. At December 31, 2000, the Company had $29,555,839 of fixed rate debt, of which $6,319,159 with an average interest rate of 7.56% matures in 2003, $10,142,053 with an average interest rate of 7.54% matures in 2004 and $13,094,627 with an interest rate of 7.5% matures in 2005. At December 31, 2000, the fair and carrying value of fixed rate mortgage debts amounted to $28,611,420 and $29,555,839, respectively. The Company also has $2,500,000 of variable rate mortgage debt due in 2002. The interest rate on this debt at December 31, 2000 was 8.2362%. In addition, the Company has approximately $5.6 million in variable rate debt due on demand. This debt is primarily a margin loan secured by marketable securities. The interest rate on this margin loan was 8% at December 31, 2000. The carrying value of the Company's variable rate debt approximates fair value at December 31, 2000.

      The Company also invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions. All securities are classified as available for sale and are carried at fair value. The Company has no significant interest rate risk relating to debt securities as they are short-term in nature.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  financial statements and supplementary data listed in  Part  IV,
Item 14(a)(1) are incorporated herein by reference.

     The following is the Unaudited Selected Quarterly Financial Data:

               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                            THREE MONTHS ENDED
__________________________________________________________________________
2000                    March 31     June 30    September 30   December 31
__________________________________________________________________________
Rental & Related
  Income             $ 4,611,582   $ 4,630,873   $ 4,672,427   $ 4,725,453
Income from Community
  Operations           2,639,064     2,635,491     2,721,779     2,410,645
Net Income             1,484,094     1,220,457     1,347,702     1,137,119
Net Income per Share-
  Basic and Diluted       .20           .17           .18           .16

__________________________________________________________________________
1999                    March 31     June 30    September 30   December 31
__________________________________________________________________________
Rental & Related
  Income             $ 4,321,983   $ 4,451,646   $ 4,446,644   $ 4,532,550
Income from Community
  Operations           2,358,294     2,391,122     2,363,374     2,647,760
Net Income             1,083,153     1,071,653     1,119,211     1,282,119
Net Income per Share-
  Basic and Diluted       .15           .15           .15           .18

__________________________________________________________________________
1998                    March 31     June 30    September 30   December 31
__________________________________________________________________________
Rental & Related
  Income             $ 4,118,835   $ 4,179,675   $ 4,225,218   $ 4,260,093
Income from Community
  Operations           2,302,499     2,348,817     2,224,582     2,304,434
Net Income             1,051,103     1,066,737       955,431     1,128,420
Net Income per Share-
  Basic and Diluted       .15           .16           .13           .16

ITEM  9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND
FINANCIAL DISCLOSURE

None.


                                   -18-

                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age &      Principal Occupation      Director  Shares Owned  Percent
Office Held      During the Past Five       Since    Beneficially    of
                 Years                                              Stock

Ernest V.        Financial    Consultant;    1969       32,062(1)    0.43%
Bencivenga       Treasurer  and  Director
Age:  83         (1961  to  present)  and
Secretary/       Secretary    (1967    to
Treasurer and    present)   of   Monmouth
Director         Capital     Corporation;
                 Treasurer  and  Director
                 (1968  to  present)   of
                 Monmouth   Real   Estate
                 Investment Corporation

Anna T. Chew     Certified         Public    1995       40,859(2)    0.55%
Age:  42         Accountant;   Controller
Vice President   (1991  to  present)  and
and Chief        Director    (1993     to
Financial        present)   of   Director
Officer and      (1993  to  present)   of
Director         Monmouth   Real   Estate
                 Investment  Corporation;
                 Controller (1991  to  to
                 present)   and  Director
                 (1995  to  present)   of
                 Monmouth         Capital
                 Corporation.

Charles P.       Investor; Director (1970    1969       62,317(3)    0.84%
Kaempffer        to  present) of Monmouth
Age:  63         Capital     Corporation;
Director         Director    (1974     to
                 present)   of   Monmouth
                 Real  Estate  Investment
                 Corporation;        Vice
                 Chairman   and  Director
                 (1997  to  present)   of
                 Community  Bank  of  New
                 Jersey;  Director  (1989
                 to  1997)  of  Sovereign
                 Community Bank (formerly
                 Colonial Bank)

Eugene W. Landy  Attorney at Law for  the    1969      938,023(4)   12.69%
Age:  67         firm  of Landy &  Landy;
Chairman of the  President  and  Director
Board and        (1961  to  present)   of
Director         Monmouth         Capital
                 Corporation;   President
                 and  Director  (1968  to
                 present)   of   Monmouth
                 Real  Estate  Investment
                 Corporation.

Name, Age &      Principal Occupation      Director  Shares Owned  Percent
Office Held      During the Past Five       Since    Beneficially    of
                 Years                                              Stock

Samuel A. Landy  Attorney at Law for  the    1992      309,560(5)    4.19%
Age:  40         firm  of Landy &  Landy;
President and    Director    (1989     to
Director         present)   of   Monmouth
                 Real  Estate  Investment
                 Corporation;    Director
                 Investment  Corporation;
                 Director    (1995     to
                 present)   of   Monmouth
                 Capital Corporation.

Richard H.       Vice President of Remsco    1986      417,435(6)    5.64%
Molke            Associates,   Inc.,    a
Age:  74         construction firm.
Director

Eugene           Obstetrician         and    1977       81,163(7)    1.10%
Rothenberg       Gynecologist; Investor
Age:  68
Director

Robert G.        Investor; Director (1968    1969      131,468(8)    1.78%
Sampson          to  present) of Monmouth
Age:  75         Real  Estate  Investment
Director         Corporation;    Director
                 (1963  to  present)   of
                 Monmouth         Capital
                 Corporation;     General
                 Partner (1983 to present
                 of   Sampco,  Ltd.,   an
                 investment group.

                 TOTALS............                     2,012,887   27.22%


1) Includes 8,991 shares held by Mr. Bencivenga's wife and 6,135 shares held in the United Mobile Homes, Inc. 401(k) Plan.

2) Includes 36,800 shares held jointly with Ms. Chew's husband and 4,058 shares held in the United Mobile Homes, Inc. 401(k) Plan.

3) Includes (a) 60,317 shares held as Trustee for Defined Benefit Pension Plan for which Mr. Kaempffer has power to vote and (b) 2,000 shares held by Mr. Kaempffer's wife.

4) Includes (a) 69,767 shares held by Mr. Landy's wife, (b) 172,608 shares held by Landy Investments, Ltd. in which Mr. Landy has a beneficial interest, (c) 67,285 shares held in the Landy & Landy, Employee's Pension Plan, of which Mr. Landy is a Trustee with power to vote, and (d) 123,640 shares held in the Landy & Landy, Employees' Profit Sharing Plan, of which Mr. Landy is a Trustee with power to vote. Excludes 215,238 shares held by Mr. Landy's adult children in which he disclaims any beneficial interest.

5) Includes (a) 26,996 shares held jointly with Mr. Samuel A. Landy's wife, (b) 22,993 in a custodial account for his sons, (c) 5,500 shares in the Samuel Landy Limited Partnership and (d) 7,151 shares held in the United Mobile Homes, Inc. 401(k) Plan.

6) Includes (a) 41,687 shares owned by Mr. Molke's wife, (b) 163,514 shares in the Richard H. Molke Grantor Retained Annuity Trust dated December 21, 1992, and (c) 163,514 shares in the Louise G. Molke Grantor Retained Annuity Trust dated December 21, 1992.

7) Includes (a) 56,878 shares held by Rothenberg Investment, Ltd. in which Dr. Rothenberg has a beneficial interest.

8) Includes 48,492 shares held by Sampco, Ltd. in which he has a beneficial interest.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table.

      The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2000, 1999 and 1998 to the Chairman of the Board, President and Vice President. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and                       Annual Compensation
Principal Position Year   Salary    Bonus       All Other       Options

Eugene W. Landy    2000   $150,000   $    -      $  53,876 (1)      -
Chairman of the    1999   $150,000   $    -      $  52,876 (1)      -
  Board            1998   $ 75,000   $    -      $ 173,376 (1)   25,000

Samuel A. Landy    2000   $214,615   $   8,269   $  18,432 (2)   25,000
President          1999   $205,000   $   7,885   $  15,410 (2)   25,000
                   1998   $199,650   $  43,979   $  18,559 (2)   25,000

Anna T. Chew       2000   $132,635   $  14,119   $  16,003 (3)   10,000
Vice President     1999   $120,577   $  13,654   $  13,650 (3)   10,000
                   1998   $110,000   $  16,231   $  14,752 (3)   10,000


(1) Represents base compensation of $75,000 in 1998, as well as Directors' fees, fringe benefits and legal fees. Also includes an accrual of $40,000, $40,000 and $80,000 for 2000, 1999 and 1998, respectively for pension and other benefits in accordance with Eugene W. Landy's employment contract.

(2)  Represents   Directors'  fees,  fringe  benefits   and   discretionary
     contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

(3) Represents Directors' fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

Stock Option Plan.

      The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 2000:

                                                        Potential Realized
                         % of Total  Price           Value at Assumed Annual
                 Options  Granted to  Per  Expiration  Rates for Option Term
Name             Granted  Employees  Share    Date         5%        10%

Samuel A. Landy   25,000    41%    $ 9.0625  1/06/05    $34,503  $102,915
Anna T. Chew      10,000    16%    $ 8.50    7/17/05    $23,500  $ 51,900

     The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2000:

                                                               Value of
                                                             Unexercised
                                                                Options
                                    Number of Unexercised     at Year-End
               Shares    Value       Options at Year-End      Exercisable/
Name          Exercised Realized  Exercisable/Unexercisable  Unexercisable

Eugene W. Landy    -0-    N/A       125,000 /   -0-    $ 62,500 / $  -0-
Samuel A. Landy    -0-    N/A       125,000 /  25,000  $ 31,250 / $ 10,938
Anna T. Chew       -0-    N/A        38,000 /  10,000  $  6,875 / $ 10,000

Compensation of Directors.

     The Directors receive a fee of $1,000 for each Board meeting attended. Directors also receive a fixed annual fee of $7,600, payable $1,900 quarterly. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

Employment Contracts.

      On December 14, 1993, the Company and Eugene W. Landy entered into an Employment Agreement under which Mr. Eugene Landy receives an annual base compensation of $150,000 plus bonuses and customary fringe benefits, including health insurance, participation in the Company's 401(k) Plan, stock options, five weeks vacation and use of an automobile. In lieu of annual increases in compensation, there will be additional bonuses voted by the Board of Directors. On severance of employment for any reason, Mr. Eugene Landy will receive severance pay of $450,000 payable $150,000 on severance and $150,000 on the first and second anniversaries of severance. If employment is terminated following a change in control of the Company, Mr. Eugene Landy will be entitled to severance pay only if actually severed either at the time of merger or subsequently. In the event of disability, Mr. Eugene Landy's compensation shall continue for a period of three years, payable monthly. On retirement, Mr. Eugene Landy shall receive a pension of $50,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Eugene Landy's designated beneficiary shall receive $450,000, $100,000 thirty days after death and the balance one year after death. The Employment Agreement terminated December 31, 1999 but was automatically renewed and extended for successive one-year periods.

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

      Effective January 1, 2000, the Company extended Anna T. Chew's Employment Agreement for an additional three years. Ms. Chew receives an annual base salary of $133,100 for 2000, $146,400 for 2001 and $161,000 for
2002 plus bonuses and customary fringe benefits. On severance for any reason, Ms. Chew is entitled to an additional one year's pay. In the event of disability, her salary shall continue for a period of two years.

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

Evaluation

      Mr. Eugene Landy is under an employment agreement with the Company. His base compensation under this contract is $150,000 per year. (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $150,000, $13,876 in director's fees, fringe benefits and legal fees plus $40,000 accrual for pension and other benefits in 2000).

      The Committee also reviewed the progress made by Mr. Samuel A. Landy, President. Funds from operations increased by approximately 12%. Mr. Samuel Landy is under an employment agreement with the Company. His base compensation under this contract is $205,000 for 2000.

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



                              1995 1996 1997 1998 1999 2000

United Mobile Homes, Inc.     100  123  135  131  110  139
NAREIT All REIT               100  136  161  131  123  154
S & P 500                     100  123  164  211  255  232

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      On March 14, 2001, no person owned of record, or was known by the Company to own beneficially more than five percent (5%) of the shares of the Company, except the following:

                                                         Percent
                  Name and Address      Shares Owned       of
Title of Class    of Beneficial Owner   Beneficially     Class

Common Stock      Eugene W. Landy       938,023          12.69%
                  20 Tuxedo Road
                  Rumson, NJ  07760

Common Stock      Richard H. Molke      417,435           5.64%
                  8 Ivins Place
                  Rumson, NJ  07760

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

                                                                   Page(s)

(i)       Independent Auditors' Report                                28

(ii)      Consolidated Balance Sheets as of December 31, 2000         29
          and 1999

(iii)     Consolidated Statements of Income for the years             30
          ended December 31, 2000, 1999 and 1998.

(iv)      Consolidated Statements of Shareholders' Equity for       31-32
          the years ended December 31, 2000, 1999 and 1998

(v)       Consolidated Statements of Cash Flows for the years         33
          ended December 31, 2000, 1999 and 1998

(vi)      Notes to Consolidated Financial Statements                34-45

(a) (2) The following Financial Statement Schedule for the years ended December 31, 2000, 1999 and 1998 is filed as part of this report.

(i)       Schedule III - Real Estate and Accumulated Depreciation    46

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

               (e) Employment contract with Mr. Samuel A. Landy effective January 1, 1997 is incorporated by reference to that filed with the Company's 1996 Form 10-K filed with the SEC on March 28, 1996.

               (f) Employment contract with Ms. Anna T. Chew effective January 1, 1998 is incorporated by reference to that filed with the Company's 1997 Form 10-K filed with the SEC on March 27, 1997.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Shorts Hills, New Jersey                     /s/ KPMG LLP
March 2, 2001


                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 2000 AND 1999

               - ASSETS-                    2000            1999

INVESTMENT PROPERTY AND EQUIPMENT
  Land                                     $ 6,779,335   $ 6,779,335
  Site and Land Improvements                50,707,021    49,256,596
  Buildings and Improvements                 2,705,636     2,697,313
  Rental Homes and Accessories               8,088,015     7,888,924
                                            __________    __________
    Total Investment Property               68,280,007    66,622,168
  Equipment and Vehicles                     3,282,681     2,969,556
                                            __________    __________
    Total Investment Property and           71,562,688    69,591,724
Equipment
  Accumulated Depreciation                (29,862,276)  (27,429,461)
                                            __________    __________
    Net Investment Property and
Equipment                                   41,700,412    42,162,263
                                            __________    __________
OTHER ASSETS
  Cash and Cash Equivalents                  1,399,259       724,650
  Securities Available for Sale             15,494,918    12,794,514
  Notes and Other Receivables                1,914,446     1,082,126
  Unamortized Financing Costs                  280,727       252,648
  Prepaid Expenses                             115,633       121,521
  Land Development Costs                     2,040,202     1,437,590
                                            __________    __________
    Total Other Assets                      21,245,185    16,413,049
                                            __________    __________
  TOTAL ASSETS                             $62,945,597   $58,575,312
                                           ===========   ===========
     - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                          $32,055,839   $30,419,153
                                            __________    __________
OTHER LIABILITIES
  Accounts Payable                             339,174       105,215
  Loans Payable                              5,639,470     4,674,385
  Accrued Liabilities and Deposits           1,622,272     1,493,897
  Tenant Security Deposits                     449,416       491,355
                                            __________    __________
    Total Other Liabilities                  8,050,332     6,764,852
                                            __________    __________
  Total Liabilities                         40,106,171    37,184,005
                                            __________    __________
SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per
    share, 10,000,000 shares
    authorized, 7,711,141 and 7,483,196
    shares issued and 7,394,241 and
    7,312,696 shares outstanding as of
    December 31, 2000 and 1999,
    respectively                               771,114       748,320

  Additional Paid-In Capital                26,026,006    24,549,267
  Accumulated Other
    Comprehensive Loss                       (490,795)   (1,662,178)
  Accumulated Deficit                        (667,793)     (667,793)
  Treasury Stock at Cost (316,900 and
    170,500 shares at December 31,
    2000 and 1999, respectively)           (2,799,106)   (1,576,309)
                                            __________    __________
    Total Shareholders' Equity              22,839,426    21,391,307
                                            __________    __________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                   $62,945,597   $58,575,312
                                           ===========   ===========

                         See Accompanying Notes to
                     Consolidated Financial Statements

                                   -29-

                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                    2000         1999         1998

Rental and Related Income        $18,640,335  $17,752,823  $16,783,821

Community Operating
Expenses                           8,233,356    7,992,273    7,603,489
                                  __________   __________   __________
Income from Community
  Operations                      10,406,979    9,760,550    9,180,332
Other Expenses (Income):
  General and
    Administrative                 1,852,309    1,621,479    1,386,757
  Interest Expense                 2,624,801    2,105,546    1,505,577
  Interest and Dividend
    Income                       (1,747,254)  (1,000,789)    (409,457)
  Gain on Sale of Securities
    Available for Sale             (257,142)     (53,473)          -0-
  Depreciation Expense             2,618,839    2,452,533    2,403,399
  Amortization of
    Financing Costs                   88,737       77,154      105,460
                                  __________   __________   __________
Income Before (Loss) Gain
  On Sales of Assets               5,226,689    4,558,100    4,188,596
  (Loss) Gain on Sales
    of Assets                       (37,318)      (1,964)       13,095
                                  __________   __________   __________
Net Income                       $ 5,189,371   $4,556,136  $ 4,201,691
                                 ===========  ===========  ===========
Net Income Per Share -
  Basic and Diluted             $       .71    $      .63  $       .60
                                 ===========  ===========  ===========
Weighted Average Shares
  Outstanding:
    Basic                          7,339,684    7,252,774    7,042,701
                                 ===========  ===========  ===========
    Diluted                        7,341,078    7,267,695    7,060,542
                                 ===========  ===========  ===========
















                         See Accompanying Notes to
                     Consolidated Financial Statements



                         UNITED MOBILE HOMES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                            Additional
                                Common  Stock Issued          Paid-In
                                Number        Amount          Capital
Balance December 31, 1997      6,865,312      $686,531      $20,572,786

Common Stock Issued with
the DRIP                         357,268        35,727        3,695,329

Common Stock Issued through
the Exercise of Stock
Options                           24,000         2,400          162,600

Distributions                        -0-           -0-    (  1,002,932)

Net Income                           -0-           -0-              -0-

Unrealized Net Holding Gains
on Securities Available for
Sale                                 -0-           -0-              -0-
                              __________    __________       __________
Balance December 31, 1998      7,246,580      $724,658      $23,427,783

Common Stock Issued with
the DRIP                         187,616        18,762        1,613,027

Common Stock Issued through
the Exercise of Stock
Options                           49,000         4,900          394,225

Distributions                        -0-           -0-        (885,768)

Net Income                           -0-           -0-              -0-

Unrealized Net Holding
Losses on  Securities
Available for Sale Net of
Reclassification Adjustment          -0-           -0-              -0-

Purchase of Treasury Stock           -0-           -0-              -0-
                              __________    __________       __________
Balance December 31, 1999      7,483,196      $748,320      $24,549,267

Common Stock Issued with
the DRIP                         227,945        22,794        1,843,309

Distributions                        -0-           -0-        (366,570)

Net Income                           -0-           -0-              -0-

Unrealized Net Holding
Losses on  Securities
Available for Sale Net of
Reclassification Adjustment          -0-           -0-              -0-

Purchase of Treasury Stock           -0-           -0-              -0-
                              __________    __________       __________
Balance December 31, 2000      7,711,141      $771,114      $26,026,006
                              ==========    ==========      ===========

*Dividend Reinvestment and Stock Purchase Plan

        See Accompanying Notes to Consolidated Financial Statements



                         UNITED MOBILE HOMES, INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             Accumulated
                                Other                             Compre-
                            Comprehensive  Accumulated Treasury   hensive
                            (Loss)/Income    Deficit    Stock     Income
Balance December 31, 1997       239,017    (667,793)           -0-

Common Stock Issued with
the DRIP                            -0-          -0-           -0-

Common Stock Issued
through the Exercise of
Stock Options                       -0-          -0-           -0-

Distributions                       -0-  (4,201,691)           -0-

Net Income                          -0-    4,201,691           -0-  $4,201,691

Unrealized Net Holding
Gains on Securities
Available for Sale            (510,852)          -0-           -0-   (510,852)
                             __________   __________    __________  __________

Balance December 31, 1998     (271,835)    (667,793)           -0-  $3,690,839
                                                                    ==========
Common Stock Issued with
the DRIP                            -0-          -0-           -0-

Common Stock Issued
through the Exercise of
Stock Options                       -0-          -0-           -0-

Distributions                       -0-  (4,556,136)           -0-

Net Income                          -0-    4,556,136           -0-  $4,556,136

Unrealized Net Holding
Losses on Securities
Available for Sale Net of
Reclassification
Adjustment                  (1,390,343)          -0-           -0- (1,390,343)

Purchase of Treasury
Stock                               -0-          -0-   (1,576,309)
                             __________   __________    __________  __________
Balance December 31, 1999  $(1,662,178)   $(667,793)  $(1,576,309)  $3,165,793
                                                                    ==========
Common Stock Issued with
the DRIP                            -0-          -0-           -0-

Distributions                       -0-  (5,189,371)           -0-

Net Income                          -0-    5,189,371           -0-  $5,189,371

Unrealized Net Holding                                         -0-
Losses on Securities
Available for Sale Net of
Reclassification
Adjustment                    1,171,383          -0-                 1,171,383

Purchase of Treasury
Stock                               -0-          -0-   (1,222,797)
                             __________   __________    __________  __________
Balance December 31, 2000    $(490,795)   $(667,793)  $(2,799,106)  $6,360,754
                             ==========   ==========    ==========  ==========

        See Accompanying Notes to Consolidated Financial Statements



                         UNITED MOBILE HOMES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                       2000          1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                          $ 5,189,371   $ 4,556,136  $ 4,201,691
  Depreciation                        2,618,839     2,452,533    2,403,399
  Amortization of Financing Costs        88,737        77,154      105,460
  Gain on Sales of Securities
    Available for Sale                (257,142)      (53,473)          -0-
  Loss (Gain) on Sales of Assets         37,318         1,964     (13,095)
Changes in Operating Assets and
  Liabilities -
  Notes and Other Receivables         (832,320)     (347,402)     (56,444)
  Prepaid Expenses                        5,888        46,994     (59,100)
  Accounts Payable                      233,959      (46,796)     (70,463)
  Accrued Liabilities and Deposits      128,375       (1,756)       17,798
  Tenant Security Deposits             (41,939)        85,271       27,691
                                     __________    __________   __________
Net Cash Provided by Operating
  Activities                          7,171,086     6,770,625    6,556,937
                                     __________    __________   __________

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property
  and Equipment                     (1,382,130)   (3,792,004)  (2,169,674)
Proceeds from Sales of Investment
  Property and Equipment                250,923       344,173      303,972
Additions to Land Development
  Costs                             (1,665,711)   (2,206,010)  (2,024,796)
Purchase of Securities Available
  for Sale                          (4,282,988)   (6,796,742)  (4,716,181)
Proceeds from Sales of Securities
  Available for Sale                  3,011,109       417,923          -0-
                                     __________    __________   __________
Net Cash Used by Investing
  Activities                        (4,068,797)  (12,032,660)  (8,606,679)
                                     __________    __________   __________

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans     2,500,000    10,500,000    3,600,000
Net Proceeds from Short-Term
  Borrowings                            965,085     1,305,873    2,789,539
Principal Payments of Mortgages
  and Loans                           (863,314)   (1,492,423)  (2,299,447)
Financing Costs on Debt               (116,816)     (171,874)     (90,694)
Proceeds from Dividend
  Reinvestment and Stock Purchase
  Plan                                      -0-           -0-    1,870,075
Proceeds from Exercise of Stock
  Options                                   -0-       399,125      165,000
Dividends Paid                      (3,689,838)   (3,810,115)  (3,343,642)
Purchase of Treasury Stock          (1,222,797)   (1,576,309)          -0-
                                     __________    __________   __________
Net Cash Provided by Financing
  Activities                        (2,427,680)     5,154,277    2,690,831
                                     __________    __________   __________
NET INCREASE (DECREASE)  IN CASH        674,609     (107,758)      641,089
CASH & CASH EQUIVALENTS -
  BEGINNING                             724,650       832,408      191,319
                                     __________    __________   __________
CASH & CASH EQUIVALENTS - END       $ 1,399,259     $ 724,650    $ 832,408
                                     ==========    ==========   ==========

                         See Accompanying Notes to
                     Consolidated Financial Statements



                                   -33-

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

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY             LOCATION

Allentown                               Memphis, Tennessee
Brookview Village                       Greenfield Center, New York
Cedarcrest                              Vineland, New Jersey
Cranberry Village                       Cranberry Township, Pennsylvania
Cross Keys Village                      Duncansville, Pennsylvania
D & R Village                           Clifton Park, New York
Fairview Manor                          Millville, New Jersey
Forest Park Village                     Cranberry Township, Pennsylvania
Heather Highlands                       Inkerman, Pennsylvania
Highland Estates                        Kutztown, Pennsylvania
Kinnebrook                              Monticello, New York
Lake Sherman Village                    Navarre, Ohio
Memphis Mobile City                     Memphis, Tennessee
Oxford Village                          West Grove, Pennsylvania
Pine Ridge Village                      Carlisle, Pennsylvania
Pine Valley Estates                     Apollo, Pennsylvania
Port Royal Village                      Belle Vernon, Pennsylvania
River Valley Estates                    Marion, Ohio
Sandy Valley Estates                    Magnolia, Ohio
Southwind Village                       Jackson, New Jersey
Spreading Oaks Village                  Athens, Ohio
Waterfalls Village                      Hamburg, New York
Woodlawn Village                        Eatontown, New Jersey
Wood Valley                             Caledonia, Ohio

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

NET INCOME PER SHARE - Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (7,339,684, 7,252,774 and 7,042,701 in 2000, 1999 and
1998,  respectively).   Diluted  net income  per  share  is  calculated  by
dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (7,341,078, 7,267,695 and 7,060,542 in 2000, 1999 and 1998, respectively)
(See Note 6). Options in the amount of 1,394, 14,921 and 17,841 for 2000, 1999, and 1998, respectively, are included in the diluted weighted average shares outstanding.

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

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT

      The following is a summary of accumulated depreciation by major classes of assets:

                                     December 31, 2000   December 31, 1999

Site and Land Improvements              $ 24,241,316      $ 22,453,059
Buildings and Improvements                 1,418,939         1,330,046
Rental Homes and Accessories               1,880,685         1,588,790
Equipment and Vehicles                     2,321,336         2,057,566
                                          __________        __________
Total Accumulated Depreciation          $ 29,862,276      $ 27,429,461
                                          ==========        ==========

NOTE 4 - SECURITIES AVAILABLE FOR SALE

      The following is a summary of securities available for sale at December 31, 2000 and 1999:
                                     2000                   1999
                                        Market                  Market
                             Cost       Value        Cost       Value

Equity Securities:
  Monmouth Real Estate
Investment Corporation *
(378,369 shares and
338,111 shares at
December 31, 2000 and
1999, respectively)       $2,165,069   1,844,550   1,972,238   1,627,330

  Monmouth Capital
Corporation * (22,267
shares and 21,903 shares
at December 31, 2000 and
1999, respectively)           56,986      55,666      55,986      55,435

 Preferred Stock           6,653,648   6,946,426   5,094,590   4,685,168

 Other Equity Securities   5,637,713   5,254,876   5,556,581   4,695,206

Debt Securities (maturing
in 2001 to 2003)           1,472,297   1,393,400   1,777,297   1,731,375
                          __________  __________  __________  __________

  Total                  $15,985,713 $15,494,918 $14,456,692 $12,794,514
                          ==========  ==========  ==========  ==========

     *  Related entity - See Note 9.

      Gross unrealized gains on debt securities amounted to $3,375 and $-0-as of December 31, 2000 and 1999, respectively. Gross unrealized losses on debt securities amounted to $82,272 and $45,922 at December 31, 2000 and 1999, respectively. Gross unrealized gains on equity securities amounted to $734,652 and $88,117 as of December 31, 2000 and 1999, respectively. Gross unrealized losses on equity securities amounted to $1,146,550 and $1,704,373 as of December 31, 2000 and 1999, respectively.

      During the years ended December 31, 2000, 1999 and 1998, gross gains on sales of securities amounted to $257,142, $53,473 and $-0-, respectively. Dividend income for the years ended December 31, 2000, 1999 and 1998 amounted to $1,397,849, $734,623 and $260,352, respectively.
Interest income for the years ended December 31, 2000, 1999 and 1998 amounted to $349,405, $266,166 and $149,105, respectively.

NOTE 5 - LOANS AND MORTGAGES PAYABLE

LOANS PAYABLE

     During 2000 and 1999, the Company purchased securities on margin. The margin loan interest rate at December 31, 2000 and 1999 was 8% and 7%, respectively and is due on demand. At December 31, 2000 and 1999, the margin loan amounted to $5,619,980 and $4,097,172, respectively and is secured by investment securities with a market value of $15,494,918 and $12,794,514, respectively.

UNSECURED LINE OF CREDIT

      The Company has a $2,000,000 unsecured line of credit with Summit Bank, of which all was available at December 31, 2000. The interest rate on this line of credit is prime. This line of credit expires on March 16, 2001 and is currently being renewed.

MORTGAGES PAYABLE

      The following is a summary of mortgages payable at December 31, 2000 and 1999:

                                     Interest
Property               Due Date        Rate       2000         1999

Cranberry Village      08-02-04        7.86%  $ 2,427,667  $ 2,480,841
D & R Village          05-01-03         7.5%    3,383,438    3,469,814
Fairview Manor         07-27-02   LIBOR +155    2,500,000          -0-
Forest Park Village    08-02-04        7.86%    3,884,268    3,969,346
Sandy Valley           03-01-04           7%    3,830,118    3,925,925
Water Falls Village    01-01-03       7.625%    2,935,721    3,012,276
Various(5 properties)  12-01-05         7.5%   13,094,627   13,560,951
                                               __________   __________
TOTAL MORTGAGES        PAYABLE                $32,055,839  $30,419,153
                                               ==========   ==========

      At December 31, 2000 and 1999, mortgages are collateralized by real property with a carrying value of $32,743,695 and $26,997,426, respectively, before accumulated depreciation and amortization. Interest costs amounting to $180,600, $179,000 and $154,000 were capitalized during 2000, 1999 and 1998, respectively, in connection with the Company's expansion program.

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

      On July 27, 2000, the Company entered into a $4,000,000 mortgage commitment with First Union Bank, of which $2,500,000 was taken down. This mortgage is secured by Fairview Manor and bears interest at LIBOR plus 155 points. This mortgage matures on August 1, 2002 but may be converted to a fixed rate mortgage loan for an additional five years.

      On December 1, 2000, the Company extended the Summit Bank mortgage on five properties for an additional five years. The interest rate remains fixed at 7.5%

      The aggregate principal payments of all mortgages payable are scheduled as follows:

                    2001 -           $   911,200
                    2002 -             3,483,190
                    2003 -             6,800,553
                    2004 -             9,928,282
                    2005 -            10,932,614
                                      __________
                    Total -          $32,055,839
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

      A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years then ended are as follows:

                         2000               1999               1998
                        Weighted-            Weighted-            Weighted-
                         Average              Average              Average
                         Exercise            Exercise             Exercise
                Shares    Price     Shares     Price     Shares     Price

Outstanding at
 beginning of
 year           396,500     $10.59  384,500     $10.38   336,500     $ 9.97
Granted          61,000       8.73   61,000       9.94    83,000      11.13
Exercised           -0-        -0- (49,000)       8.15  (24,000)       6.88
Expired        (24,000)       8.38      -0-        -0-  (11,000)      11.16
               ________            ________             ________
Outstanding at
 end of year    433,500      10.45  396,500      10.59   384,500      10.38
               ========            ========             ========
Options
 exercisable at
 end of year    372,500             335,500              301,500
               ========            ========             ========
Weighted-average
 fair value of
 options granted
 during the year             1.00                1.10                 1.36


      The Company has elected to continue to follow APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                       2000         1999          1998

Net Income        As reported     $ 5,189,371   $4,556,136    $4,201,691
                  Pro forma         5,117,781    4,475,560     4,022,731

Net Income Per
 Share - Basic    As reported             .71          .63           .60
 and Diluted      Pro forma               .70          .62           .57

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 8 percent for 2000 and 1999 and 7 percent for 1998; expected volatility of 25 percent; risk-free interest rates of 6.50 percent, 6.25 percent and
5.74 percent in 2000, 1999 and 1998, respectively; and expected lives of five years.

     The following is a summary of stock options outstanding as of December 31, 2000:

   Date of     Number of   Number of   Option   Expiration
    Grant      Employees     Shares     Price      Date

01/05/95           2         75,000     8.25    01/05/05
01/10/96           1         25,000    10.625   01/10/01
06/27/96           5         27,000    10.75    06/27/01
01/03/97           1         25,000    13.125   01/03/02
03/17/97           1         25,000    13.375   03/17/02
06/25/97           6         26,500    11.50    06/25/02
12/15/97           1         25,000    13.0625  12/15/02
01/08/98           1         25,000    12.75    01/08/03
08/05/98           8         33,000    10.00    08/05/03
08/05/98           1         25,000    11.00    08/05/03
01/05/99           1         25,000    11.5625  01/05/04
09/28/99           8         36,000    8.8125   09/28/04
01/06/00           1         25,000 *  9.0625   01/06/05
07/17/00           8         36,000 *  8.50     07/17/05
                            _______
                            433,500
                            =======
* Unexercisable

     As of December 31, 2000, there were 235,500 shares available for grant under these plans.

NOTE 7 - TREASURY STOCK

      During the years ended December 31, 2000 and 1999, the Company purchased 146,400 and 170,5000 shares, respectively, of its own stock for a total cost of $1,222,797 and $1,576,309, respectively.

NOTE 8 - 401(K) PLAN

      Any full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company's 401(k) Plan
(Plan). Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of 15%) and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2000, 1999 and 1998, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary. This amounted to $41,194, $31,967 and $38,271 for 2000, 1999 and 1998, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS

TRANSACTIONS WITH MONMOUTH REAL ESTATE INVESTMENT CORPORATION

     During 2000, 1999 and 1998, the Company purchased shares of Monmouth Real Estate Investment Corporation (MREIC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). There are six Directors of the Company who are also Directors and shareholders of MREIC.

TRANSACTIONS WITH MONMOUTH CAPITAL CORPORATION AND THE MOBILE  HOME  STORE,
INC.

      During 2000, 1999 and 1998, the Company purchased shares of Monmouth Capital Corporation (MCC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). Six directors of the Company are also directors and shareholders of MCC.

      The  Company receives rental income from The Mobile Home Store,  Inc.
(MHS), a wholly-owned subsidiary of MCC. MHS sells and finances the sales of manufactured homes.

      MHS pays the Company market rent on sites where MHS has a home for sale. Total site rental income from MHS amounted to $109,550, $159,065 and $152,935, respectively for the years ended December 31, 2000, 1999 and 1998.

     Effective April 1, 1996, the Company and MHS entered into an agreement whereby MHS leases space from the Company to be used as sales lots, at market rates, at most of the Company's communities. Total rental income relating to these leases amounted to $153,480, $142,680 and $139,200 for the years ended December 31, 2000, 1999 and 1998, respectively.

      As a REIT, the Company cannot be in the business of selling manufactured homes for profit. During 2000, 1999 and 1998, the Company had approximately $52,000, $62,000 and $139,000 respectively, of rental homes that were sold to MHS at book value.

      During 2000, 1999 and 1998, the Company purchased from MHS at its cost, 11, 24 and 10 new homes, respectively totaling $201,399, $530,520 and $269,192, respectively to be used as rental homes.

SALARY, DIRECTORS', MANAGEMENT AND LEGAL FEES

      During the years ended December 31, 2000, 1999 and 1998, salary, Directors', management and legal fees to Mr. Eugene W. Landy and the law firm of Landy & Landy amounted to $161,600, $160,600 and $166,100, respectively.

OTHER MATTERS

      During 1995, the Company entered into a three-year employment agreement and a five-year employment agreement with two of its executive officers. The agreements provide for base compensation, bonuses and fringe benefits, in addition to specified severance and retirement benefits. The Company is accruing these benefits over the terms of the agreements. Included in general and administrative expense for the years ended December 31, 2000, 1999 and 1998 were $40,000, $41,875 and $83,750, respectively, relating to these agreements.

      In August, 1999, the Company entered into a lease for its corporate offices. The lease is for a five-year term at market rates with monthly lease payments of $12,000. The lessor of the property is owned by certain officers and directors of the Company. The lease payments and the resultant lease term commenced on May 1, 2000. Approximately 50% of the monthly lease payment is reimbursed by other related entities utilizing the leased space (MCC and MREIC).

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

     Amounts received and shares issued in connection with the DRIP for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                  2000           1999          1998

Amounts Received/Dividends
   Reinvested                $ 1,866,103    $ 1,631,789  $ 3,731,056
Number of Shares Issued          227,945        187,616      357,268

NOTE 11 - DISTRIBUTIONS

      The following dividends were paid to shareholders during the three years ended December 31, 2000, 1999 and 1998:

                     2000               1999               1998
  Quarter                Per               Per                Per
   Ended      Amount    Share    Amount   Share    Amount    Share

March 31     $1,371,130  $.1875  $1,358,734  $.1875  $1,202,990  $.175
June 30       1,376,095   .1875   1,352,118   .1875   1,311,297   .1875
September 30  1,396,844   .1900   1,359,730   .1875   1,340,697   .1875
December 31   1,411,872   .1925   1,371,322   .1875   1,349,639   .1875
              _________   _____   _________   _____   _________   _____
             $5,555,941   .7575  $5,441,904  $.75    $5,204,623  $.7375
              =========   =====   =========   =====   =========  ======

      Total distributions to shareholders for 2000 amounted to $5,555,941, or $.7575 per share, of which 93.76% was taxed as ordinary income, 5.07% was taxed as capital gains and 1.17% was a return of capital. This amount does not include the dividend resulting from the discount on shares purchased through the Company's Dividend Reinvestment and Stock Purchase Plan.

     On January 25, 2001, the Company declared a dividend of $.195 per share to be paid on March 15, 2001 to shareholders of record February 15, 2001.

NOTE 12 - FEDERAL INCOME TAXES

      The Company elected to be taxed as a REIT. As the Company has distributed all of its income currently, no provision has been made for Federal income or excise taxes for the years ended December 31, 2000, 1999 and 1998.

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

          The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of mortgages payable in 1999 approximated their carrying amounts since such amounts payable were at approximately a weighted-average current market rate of interest. For 2000, the fair and carrying values of mortgages payable amounted to $31,111,420 and $32,055,839, respectively. The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 15 - SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

      Cash paid during the years ended December 31, 2000, 1999 and 1998 for interest was $2,805,401, $2,120,268 and $1,351,577, respectively.

      During the years ended December 31, 2000, 1999 and 1998, land development costs of $1,063,099, $2,284,546 and $1,711,778, respectively were transferred to investment property and equipment and placed in service.

      During the years ended December 31, 2000, 1999 and 1998, the Company had dividend reinvestments of $1,866,103, $1,631,789 and $1,860,981, respectively which required no cash transfers.

       The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

                                      2000          1999         1998

Unrealized holding gains (losses)
  arising during the year          $ 1,428,525  $(1,336,870)   $(510,852)
Less: reclassification adjustment
  for gains realized in income       (257,142)      (53,473)          -0-
                                    __________    __________   __________
Net unrealized gains (losses)      $ 1,171,383  $(1,390,343)   $(510,852)
                                    ==========    ==========   ==========


                         UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                             DECEMBER 31, 2000

   Column A          Column B              Column C           Column D
                                         Initial Cost
                                              Site, Land &  Capitalization
                                                Building    Subsequent to
Description         Encumbrances       Land   Improvements   Acquisition

Memphis, TN              $  -0-     $  250,000 $ 2,569,101    $ 1,295,551
Greenfield
  Center, NY                -0-         37,500     232,547      1,771,099
Vineland, NJ                    (3)    320,000   1,866,323        683,727
Duncansville, PA            -0-         60,774     378,093        288,917
Cranberry
  Township, PA        2,427,667        181,930   1,922,931        242,781
Clifton Park, NY      3,383,438        391,724     704,021        951,391
Apollo, PA                  -0-        670,000   1,336,600        719,786
Cranberry
  Township, PA        3,884,268         75,000     977,225      1,028,885
Millville, NJ         2,500,000        216,000   1,166,517      3,789,766
Kutztown, PA                -0-        145,000   1,695,041      3,316,041
Inkerman, PA                -0-        572,500   2,151,569      1,917,343
Monticello, NY              -0-        235,600   1,402,572      1,717,671
Navarre, OH                 -0-        290,000   1,457,673        653,305
Memphis, TN                 -0-         78,435     810,477      1,419,990
West Grove, PA                 (3)     175,000     990,515      1,168,705
Carlisle, PA                -0-         37,540     198,321        815,334
Belle Vernon, PA               (3)     150,000   2,491,796      2,464,682
Marion, OH                  -0-        236,000     785,293      2,046,764
Athens, OH                  -0-         67,000   1,326,800        191,531
Magnolia, OH          3,830,118        270,000   1,941,430      1,618,548
Jackson, NJ                    (3)     100,095     602,820      1,274,619
Hamburg, NY           2,935,721        424,000   3,812,000            -0-
Eatontown, NJ                  (3)     157,421     280,749        167,058
Caledonia, OH               -0-        260,000   1,753,206        331,190
                     __________      _________  __________     __________
                     18,961,212     $5,401,519 $32,853,620    $29,874,684
                                     =========  ==========     ==========
 Various             13,094,627 (3)
                     __________
                    $32,055,839
                     ==========






                                   -46a-



                         UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                        REAL ESTATE AND ACCUMULATED
                               DEPRECIATION
                             DECEMBER 31, 2000


  Column A                     Column E(1) (2)                  Column F(1)
                    Gross Amount at Which Carried at 12/31/00
                                  Site, Land &
                                    Building                   Accumulated
 Description             Land     Improvements      Total     Depreciation

 Memphis, TN           $  250,000  $  3,864,652  $  4,114,652  $  2,350,070
 Greenfield
   Center, NY             122,865     1,918,281     2,041,146       993,155
 Vineland, NJ             408,206     2,461,844     2,870,050     1,608,524
 Duncansville, PA          60,774       667,010       727,784       552,151
 Cranberry
   Township, PA           181,930     2,165,712     2,347,642     1,486,551
 Clifton Park, NY         391,724     1,655,412     2,047,136       935,334
 Apollo, PA               670,000     2,056,386     2,726,386       396,614
 Cranberry
   Township, PA            75,000     2,006,110     2,081,110     1,580,719
 Millville, NJ            631,137     4,541,146     5,172,283     1,320,589
 Kutztown, PA             404,239     4,751,843     5,156,082     1,128,073
 Inkerman, PA             572,500     4,068,912     4,641,412     1,074,722
 Monticello, NY           318,472     3,037,371     3,355,843     1,106,828
 Navarre, OH              290,000     2,110,978     2,400,978       994,181
 Memphis, TN               78,435     2,230,467     2,308,902     1,101.692
 West Grove, PA           536,064     1,798,156     2,334,220     1,403,004
 Carlisle, PA             145,473       905,722     1,051,195       661,278
 Belle Vernon, PA         150,000     4,956,478     5,106,478     3,076,862
 Marion, OH               236,000     2,832,057     3,068,057       945,201
 Athens, OH                67,000     1,518,331     1,585,331       231,489
 Magnolia, OH             270,000     3,559,978     3,829,978     1,969,444
 Jackson, NJ              100,095     1,877,439     1,977,534     1,460,713
 Hamburg, NY              424,000     3,948,036     4,372,036       439,986
 Eatontown, NJ            135,421       469,807       605,228       360,870
 Caledonia, OH            260,000     2,084,396     2,344,396       348,742
                       __________    __________    __________    __________
                      $ 6,779,335  $ 61,486,524  $ 68,265,859  $ 27,526,792
                       ==========    ==========    ==========    ==========



                                   -46b-

                         UNITED MOBILE HOMES, INC.
                               SCHEDULE III
                        REAL ESTATE AND ACCUMULATED
                               DEPRECIATION
                             DECEMBER 31, 2000



 Column A                 Column G       Column H     Column I
                           Date of         Date     Depreciable
 Description            Construction     Acquired      Life

 Memphis, TN            Prior to 1980      1986      3 to 27.5
 Greenfield
   Center, NY           Prior to 1970      1977      3 to 27.5
 Vineland, NJ               1973           1986      3 to 27.5
 Duncansville, PA           1961           1979      3 to 27.5
 Cranberry
   Township, PA             1974           1986      5 to 27.5
 Clifton Park, NY           1972           1978      3 to 27.5
 Apollo, PA             Prior to 1980      1996      5 to 27.5
 Cranberry
   Township, PA         Prior to 1980      1982      3 to 27.5
 Millville, NJ          Prior to 1980      1985      3 to 27.5
 Kutztown, PA               1971           1979      5 to 27.5
 Inkerman, PA               1970           1992      5 to 27.5
 Monticello, NY             1972           1988      5 to 27.5
 Navarre, OH            Prior to 1980      1987      5 to 27.5
 Memphis, TN                1955           1985      3 to 27.5
 West Grove, PA             1971           1974      5 to 27.5
 Carlisle, PA               1961           1969      3 to 27.5
 Belle Vernon, PA           1973           1983      3 to 27.5
 Marion, OH                 1950           1986      3 to 27.5
 Athens, OH             Prior to 1980      1997      5 to 27.5
 Magnolia, OH           Prior to 1980      1985      5 to 27.5
 Jackson, NJ                1969           1969      3 to 27.5
 Hamburg, NY            Prior to 1980      1998        27.5
 Eatontown, NJ              1964           1978      3 to 27.5
 Caledonia, OH          Prior to 1980      1997      5 to 27.5













                                   -46c-


                                    /-------------FIXED ASSETS------------/
 (1)  Reconciliation:               12/31/00       12/31/99       12/31/98

      Balance - Beginning
        of Year                  $ 66,608,020  $  61,329,910  $  58,197,197
                                   __________     __________     __________
      Additions:
      Acquisitions                        -0-            -0-            -0-
      Improvements                  2,017,051      5,739,997      3,512,719
      Depreciation                        -0-            -0-            -0-
                                   __________     __________     __________
        Total Additions             2,017,051      5,739,997      3,512,719
                                   __________     __________     __________
      Deletions                       359,212        461,887        380,006
                                   __________     __________     __________
      Balance - End of Year      $ 68,265,859  $  66,608,020  $  61,329,910
                                  ===========    ===========    ===========




                                      /---ACCUMULATED DEPRECIATION---/
      Reconciliation:               12/31/00       12/31/99       12/31/98

      Balance - Beginning
        of Year                  $ 25,357,748   $ 23,335,294   $ 21,388,924
                                   __________     __________     __________
      Additions:
      Acquisitions                        -0-            -0-            -0-
      Improvements                        -0-            -0-            -0-
      Depreciation                  2,260,130      2,128,474      2,079,649
                                   __________     __________     __________
        Total Additions             2,260,130      2,128,474      2,079,649
                                   __________     __________     __________
      Deletions                        91,086        106,020        133,279
                                   __________     __________     __________
      Balance - End of Year      $ 27,526,792   $ 25,357,748   $ 23,335,294
                                  ===========    ===========    ===========


 (2) The aggregate cost for Federal tax purposes approximates historical cost.

 (3)  Represents one mortgage note payable secured by five properties.
















                                   -46d-

                         INDEPENDENT ACCOUNTANTS' CONSENT


 The Board of Directors
 United Mobile Homes, Inc.

 We consent to incorporation by reference in the Registration Statement (No. 333-13053) on Form S-8 of our report dated March 2, 2001, relating to the consolidated balance sheets of United Mobile Homes, Inc., as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, and the related schedule, which report appears in the December 31, 2000 annual report on Form 10-K of United Mobile Homes, Inc.




                                               /s/ KPMG LLP


 Short Hills, New Jersey
 March 27, 2001

                                SIGNATURES

 Pursuant to the requirements of Section  13  or  15(d)  of  the
 Securities and Exchange Act  of 1934,  the registrant has  duly
 caused this report to be signed on    its    behalf   by    the
 undersigned, thereunto duly authorized.


                                    UNITED MOBILE HOMES, INC.

                                    BY:  /s/Eugene W. Landy
                                         EUGENE W. LANDY
                                         Chairman of the Board
 Dated:        March 16, 2001

 Pursuant to the requirements of the Securities and Exchange Act
 of  1934, this report has  been duly   signed  below   by   the
 following persons on behalf  of the   registrant  and  in   the
 capacities  and  on  the   date indicated.

                          Title                    Date

 /s/Eugene W. Landy       Chairman of the Board    March 16, 2001
 EUGENE W. LANDY          and Director

 /s/Samuel A. Landy       President and Director   March 16, 2001
 SAMUEL A. LANDY

 /s/Anna T. Chew          Vice President and       March 16, 2001
 ANNA T. CHEW             Chief Financial Officer
                          and Director

 /s/Ernest V. Bencivenga  Secretary/Treasurer and  March 16, 2001
 ERNEST V. BENCIVENGA     Director

 /s/Charles P. Kaempffer  Director                 March 16, 2001
 CHARLES P. KAEMPFFER

 /s/Richard H. Molke      Director                 March 16, 2001
 RICHARD H. MOLKE

 /s/Eugene Rothenberg     Director                 March 16, 2001
 EUGENE ROTHENBERG

 /s/Robert G. Sampson     Director                 March 16, 2001
 ROBERT G. SAMPSON