Form 10-Q
period 2001-03-31
UNITED MOBILE HOMES INC
filed 2001-05-15
CIK 752642

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

        For Quarter Ended                    Commission File Number
         March 31, 2001                          0-13130

                         UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                            22-1890929
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ 07728

Registrant's telephone number, including area code  (732) 577-9997

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

     Yes    X       No


The number of shares outstanding of issuer's common stock as of May 7, 2001 was 7,430,983 shares.

                         UNITED MOBILE HOMES, INC.

                           for the QUARTER ENDED

                              MARCH 31, 2001

PART I - FINANCIAL INFORMATION                               Page No.

Item 1 -  Financial Statements

          Consolidated Balance Sheets.........................    3

          Consolidated Statements of Income...................    4

          Consolidated Statements of Cash Flows................   5

          Notes to Consolidated Financial Statements..........  6-7

Item 2 -  Management Discussion and Analysis of
          Financial Conditions and Results of Operations......  8-9


Item 3 -  Quantitative and Qualitative Disclosures
          About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

PART II - OTHER INFORMATION...................................  10

          SIGNATURES..........................................  11


                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
                AS OF MARCH 31, 2001 and DECEMBER 31, 2000

                                                  March 31,    December 31,
                                                     2001          2000
-ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                        $    6,779,335      $   6,779,335
  Site and Land Improvements                      50,823,776         50,707,021
  Buildings and Improvements                       2,705,636          2,705,636
  Rental Homes and Accessories                     8,128,468          8,088,015
                                                ____________       ____________
    Total Investment Property                     68,437,215         68,280,007
  Equipment and Vehicles                           3,336,797          3,282,681
                                                ____________       ____________
    Total Investment Property and Equipment       71,774,012         71,562,688
  Accumulated Depreciation                      (30,462,439)       (29,862,276)
                                                ____________       ____________
    Net Investment Property and Equipment         41,311,573         41,700,412
                                                ____________       ____________
OTHER ASSETS
  Cash and Cash Equivalents                           17,611          1,399,259
  Securities Available for Sale                   19,455,317         15,494,918
  Notes and Other Receivables                      2,383,438          1,914,446
  Unamortized Financing Costs                        261,227            280,727
  Prepaid Expenses                                   240,013            115,633
  Land Development Costs                           2,079,219          2,040,202
                                                ____________       ____________
    Total Other Assets                            24,436,825         21,245,185
                                                ____________       ____________
TOTAL ASSETS                                   $  65,748,398       $ 62,945,597
                                                ============       ============
- LIABILITIES AND SHAREHOLDERS' EQUITY -

MORTGAGES PAYABLE                              $  31,826,885       $ 32,055,839
                                                ____________       ____________
OTHER LIABILITIES
  Accounts Payable                                   101,437            339,174
  Loans Payable                                    6,440,428          5,639,470
  Accrued Liabilities and Deposits                 1,656,232          1,622,272
  Tenant Security Deposits                           459,069            449,416
                                                ____________       ____________
    Total Other Liabilities                        8,657,166          8,050,332
                                                ____________       ____________
TOTAL LIABILITIES                                 40,484,051         40,106,171
                                                ____________       ____________
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share
    10,000,000 shares authorized, 7,760,383
    and 7,711,141 shares issued and
    7,430,983 and 7,394,241 shares outstanding,
    respectively						     776,038            771,114
   Additional Paid-In Capital                     26,480,879         26,026,006
  Accumulated Other Comprehensive Income           1,642,996          (490,795)
   (Loss)
  Accumulated Deficit                              (714,170)          (667,793)
  Treasury Stock, at cost (329,400 and
    316,900 shares, respectively)                (2,921,396)        (2,799,106)
                                                ____________       ____________
    Total Shareholders' Equity                    25,264,347         22,839,426
                                                ____________       ____________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  65,748,398       $ 62,945,597
                                                ============       ============
                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                                    -3-

                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                        For the THREE MONTHS ended
                              MARCH 31, 2001


                                                  2001           2000

       Rental and Related Income               $4,765,988      $4,611,582

       Community Operating Expense              1,988,718       1,972,518
                                               __________      __________

       Income from Community Operations         2,777,270       2,639,064

       General and Administrative                 538,555         454,215
       Interest Expense                           652,548         636,886
       Interest and Dividend Income             (523,639)       (402,330)
       Loss (Gain) on Securities Available
         for Sale Transactions                     38,174       (144,414)
       Depreciation                               666,439         613,131
       Other Expenses                              19,500          21,900
                                               __________      __________
       Income before Gains on Sales
         of Assets                              1,385,693       1,459,676
       Gains on Sales of Assets                    10,317          24,418
                                               __________      __________
       Net Income                              $1,396,010      $1,484,094
                                               ==========      ==========
       Net Income Per Share -
         Basic and Diluted                           $.19            $.20
                                               ==========      ==========
       Weighted Average Shares -
         Basic                                  7,403,426       7,325,088
                                               ==========      ==========
         Diluted                                7,440,511       7,325,088
                                               ==========      ==========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                                    -4-


			    UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the THREE MONTHS ended
                         March 31, 2001 and 2000

  2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                     $1,396,010     $1,484,094
 Non-Cash Adjustments:
  Depreciation                                    666,439        613,131
  Amortization                                     19,500         21,900
  Loss (Gain) on Securities Available for          38,174      (143,414)
    Sale Transactions
  Gain on Sales of Investment Property  and      (10,317)       (24,418)
    Equipment

 Changes in Operating Assets
  And Liabilities -
   Notes and Other Receivables                  (468,992)      (328,226)
   Prepaid Expenses                             (124,380)      (133,484)
   Accounts Payable                             (237,737)        436,538
   Accrued Liabilities and Deposits                33,960         64,141
   Tenant Security Deposits                         9,653          9,129
                                               __________     __________
 Net Cash Provided by Operating Activities      1,322,310      1,999,391
                                               __________     __________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property
   and Equipment                                (324,073)      (288,063)
 Proceeds from Sales of Assets                     56,790         24,418
 Additions to Land Development                   (39,017)      (609,556)
 Purchase of Securities Available for Sale    (2,257,792)      (493,838)
 Proceeds from Sales of Securities Available
  for Sale                                        393,010        501,600
                                               __________     __________
 Net Cash Used by Investing Activities        (2,171,082)      (865,439)
                                               __________     __________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans                800,958        735,915
 Principal Payments of Mortgages and Loans      (228,954)      (198,917)
 Dividends Paid                                 (982,590)      (949,663)
 Purchase of Treasury Stock                     (122,290)       (49,440)
                                               __________     __________
Net Used Provided by Financing Activities       (532,876)      (462,105)
                                               __________     __________
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                         (1,381,648)        671,847
CASH & CASH EQUIVALENTS - BEGINNING             1,399,259        724,650
                                               __________     __________
CASH & CASH EQUIVALENTS - ENDING                  $17,611     $1,396,497
                                     	     ==========     ==========
                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                                    -5-

                         UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2001
                                (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 2000 have been omitted.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the
weighted average shares outstanding for the period.   Diluted net income
per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 37,085 for the three months ended March 31, 2001 are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $3,529,801 and $1,576,743 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

During the three months ended March 31, 2001, the Company realized a loss of $101,819 due to a writedown to fair value of Securities Available for Sale which was considered other than temporarily impaired.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 2001, the Company paid $1,442,387 as a dividend of $.195 per share to shareholders of record as of February 15, 2001.

On March 15, 2001, the Company received $459,797 from the Dividend Reinvestment and Stock Purchase Plan. There were 49,242 new shares issued under the Plan.

NOTE 5 - TREASURY STOCK

During the three months ended March 31, 2001, the Company purchased 12,500 shares of its own stock for a total cost of $122,290. These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial Statements.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 2001, the following stock options were granted:

     Date of       Number of       Number of      Option      Expiration
      Grant        Employees        Shares         Price         Date

     1/2/2001          1           25,000         $10.3125    1/2/2006


As of March 31, 2001, there were options outstanding to purchase 433,500 shares and 415,500 shares available for grant under the Company's Stock Option Plans.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2001 and 2000 for interest was $691,348 and $668,886 respectively. Interest cost capitalized to Land Development was $38,800 and $32,000 for the three months ended March 31, 2001 and 2000, respectively.

During the three months ended March 31, 2001 and 2000, the Company had dividend reinvestments of $459,797 and $421,467, respectively, which required no cash transfers.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $1,322,310 net cash provided by operating activities. The Company received new capital of $459,797 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company repurchased 12,500 shares of its own stock at a cost of $122,290. The Company purchased $2,257,792 of securities of other real estate investment trusts. Mortgages Payable decreased by $228,954 as a result of principal repayments. Loans payable increased by $800,958 primarily as a result of additional borrowings to purchase Securities Available for Sale.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Income from community operations increased by $138,206 to $2,777,270 for the quarter ended March 31, 2001 as compared to $2,639,064 for the quarter ended March 31, 2000. This represents a continuing trend of rising income from community operations. The Company has been raising rental rates by approximately 4% annually. Rental and related income rose from $4,611,582 for the quarter ended March 31, 2000 to $4,765,988 for the quarter ended March 31, 2001. This was the result of higher rents and increased occupancy. Community operating expenses remained relatively stable for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. General and administrative expenses increased from $454,215 for the quarter ended March 31, 2000 to $538,555 for the quarter ended March 31, 2001. This was due to an increase in occupancy and personnel costs. Interest expense remained relatively stable for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Interest and dividend income increased from $402,330 for the quarter ended March 31, 2000 to $523,639 for the quarter ended March 31, 2001. This was due primarily to purchases of Securities Available for Sale during 2000 and 2001. Loss (Gain) on Securities Available for Sale transactions decreased from a gain of $144,414 for the quarter ended March 31, 2000 to a loss of $38,174 for the quarter ended March 31, 2001. This was due primarily to a writedown of $101,819 of Securities Available for Sale which was considered other than temporarily impaired.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation decreased from $2,072,807 for the quarter ended March 31, 2000 to $2,052,132 for the quarter ended March 31, 2001. This was due primarily to the writedown of $101,819 of Securities Available for Sale which was considered other than temporarily impaired. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $1,999,391 for the three months ended March 31, 2000 to $1,322,310 for the three months ended March 31, 2001 primarily due to an increase in Notes and Other Receivables and a decrease in Accounts Payable. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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




DATE:           May 7, 2001                  By:/s/Samuel A. Landy
                                              Samuel A. Landy,
                                                President




DATE:          May 7, 2001                   By:/s/Anna T. Chew
                                              Anna T. Chew,
                                            Vice President and
                                           Chief Financial Officer