Form 10-Q
period 2001-06-30
UNITED MOBILE HOMES INC
filed 2001-08-13
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 2001

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

       For Quarter Ended             Commission File Number
          June 30, 2001                   0-13130

                   UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)
       New Jersey                             22-1890929
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

     Yes ___X___          No ________


The number of shares outstanding of issuer's common stock as of August 10, 2001 was 7,469,930 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                          JUNE 30, 2001

PART  I - FINANCIAL INFORMATION                            Page No.


Item 1 -  Financial Statements

          Consolidated Balance Sheets...................        3

          Consolidated Statements of Income.............        4

          Consolidated Statements of Cash Flows.........        5

          Notes to Consolidated Financial Statements....       6-8

Item 2 -  Management Discussion and Analysis of Financial
          Conditions and Results of Operations.                9-10

Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk

          There   have  been  no  material changes to
          information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

PART  II  OTHER INFORMATION.............................        11


          SIGNATURES....................................        12

                         UNITED MOBILE HOMES, INC.
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 2001 and DECEMBER 31, 2000


                                               June 30,       December 31,
                                                 2001            2000
-ASSETS-
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                         $6,779,335     $6,779,335
  Site and Land Improvements                   51,131,024     50,707,021
  Buildings and Improvements                    2,737,664      2,705,636
  Rental Homes and Accessories                  8,493,197      8,088,015
                                               __________     __________
    Total Investment Property                  69,141,220     68,280,007
  Equipment and Vehicles                        3,436,143      3,282,681
                                               __________     __________
    Total Investment Property and Equipment    72,577,363     71,562,688
  Accumulated Depreciation                   (31,071,248)   (29,862,276)
                                               __________     __________
    Net Investment Property and Equipment      41,506,115     41,700,412
                                               __________     __________
OTHER ASSETS
  Cash and Cash Equivalents                       242,179      1,399,259
  Securities Available for Sale                21,396,130     15,494,918
  Inventory of Manufactured Homes               2,164,994            -0-
  Notes and Other Receivables                   2,346,794      1,914,446
  Unamortized Financing Costs                     241,727        280,727
  Prepaid Expenses                                101,668        115,633
  Land Development Costs                        2,391,840      2,040,202
                                               __________     __________
    Total Other Assets                         28,885,332     21,245,185
                                               __________     __________
TOTAL ASSETS                                   70,391,447     62,945,597
                                               ==========     ==========
- LIABILITIES AND SHAREHOLDERS' EQUITY -
MORTGAGES PAYABLE                              31,599,781     32,055,839
                                               __________     __________
OTHER LIABILITIES
  Accounts Payable                                288,231        339,174
  Loans Payable                                 9,141,520      5,639,470
  Accrued Liabilities and Deposits              1,853,583      1,622,272
  Tenant Security Deposits                        456,317        449,416
                                               __________     __________
    Total Other Liabilities                    11,739,651      8,050,332
                                               __________     __________
TOTAL LIABILITIES                              43,339,432     40,106,171
                                               __________     __________
SHAREHOLDERS' EQUITY
  Common Stock - $.10 par value per share
  10,000,000 shares authorized, 7,815,230
  and 7,711,141 shares issued and
  7,469,930 and 7,394,241 shares
  outstanding, respectively                       781,523        771,114
  Additional Paid-In Capital                   27,059,373     26,026,006
  Accumulated Other Comprehensive Income        2,873,339      (490,795)
  (Loss)
  Accumulated Deficit                           (566,383)      (667,793)
Treasury Stock, at cost  (345,300 and
  316,900 shares, respectively)               (3,095,837)    (2,799,106)
                                               __________     __________
    Total Shareholders' Equity                 27,052,015     22,839,426
                                               __________     __________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     70,391,447     62,945,597
                                               ==========     ==========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                    -3-


                         UNITED MOBILE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the THREE AND SIX MONTHS ended
                               JUNE 30, 2001



                          THREE               SIX MONTHS
                         MONTHS
                      6/30/01      6/30/00     6/30/01     6/30/00

REVENUES:
Rental and Related
 Income               $4,784,766  $4,630,873   $9,550,754   $9,242,455
Sales of
 Manufactured Homes    1,714,722         -0-    1,714,722          -0-
Interest and
 Dividend Income         467,836     380,277      991,475      782,607
Gain on Securities
 Available for
 Sales Transactions,net  368,948         -0-      330,774      144,414

Other Income              40,247         -0-       40,247          -0-
                     ___________  __________   __________   __________
   Total Revenues      7,376,519   5,011,150   12,627,972   10,169,476
                      __________   _________    _________    _________
Community Operating
 Expenses              2,239,563   1,995,382    4,228,281    3,967,900
Cost of Sales of
 Manufactured
 Homes                 1,445,610         -0-    1,445,610          -0-
Selling Expenses         197,048         -0-      197,048          -0-
General and
 Administrative
 Expenses                493,645     493,422    1,032,200      947,637
Interest Expense         698,076     652,320    1,350,624    1,289,206
Depreciation Expense     659,167     619,512    1,325,606    1,232,643
Other Expenses            19,500      21,900       39,000       43,800
                       _________   _________    _________   __________
   Total Expenses      5,752,609   3,782,536    9,618,369    7,481,186
                       _________   _________    _________   __________

Income Before Gains    1,623,910   1,228,614    3,009,603    2,688,290
Gain (Loss) on Sale
 of Assets               (9,336)     (8,157)          981       16,261
                      __________  __________   __________   __________
Net Income            $1,614,574  $1,220,457   $3,010,584   $2,704,551
                      ==========  ==========   ==========   ==========
Net Income per Share-
   Basic                   $0.22       $0.17        $0.41        $0.37
                      ==========  ==========   ==========   ==========
   Diluted                 $0.21       $0.17        $0.40        $0.37
                      ==========  ==========   ==========   ==========
Weighted Average
Shares -
   Basic               7,440,720   7,343,622    7,420,800    7,330,368
                      ==========  ==========   ==========   ==========
   Diluted             7,475,853   7,343,622    7,458,535    7,330,368
                      ==========  ==========   ==========   ==========

                                -UNAUDITED-
              See Notes to Consolidated Financial Statements
                                   -4-


                         UNITED MOBILE HOMES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the SIX MONTHS ended
                          June 30, 2001 and 2000



                                                   2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                   3,010,584  2,704,551
 Non-Cash Adjustments:
  Depreciation                                1,325,606  1,232,643
  Amortization                                   39,000     43,800
  Gain  on  Securities Available
   for Sale Transactions                      (330,774)  (143,414)
  Gain on Sales of Investment Property  and       (981)   (16,261)
   Equipment

 Changes in Operating Assets and Liabilities
  Inventory of Manufactured Homes           (2,164,994)        -0-
   Notes and Other Receivables                (432,348)  (372,845)
   Prepaid Expenses                              13,965   (35,452)
   Accounts Payable                            (50,943)    185,744
   Accrued Liabilities and Deposits             231,311    118,137
   Tenant Security Deposits                       6,901     26,984
                                              _________  _________
 Net Cash Provided by Operating Activities    1,647,327  3,743,887
                                              _________  _________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Investment Property
  and Equipment                             (1,166,281)   (673,955)
 Proceeds from Sales of Assets                   35,953      51,233
 Additions to Land Development                (351,638) (1,148,045)
 Purchase of Securities Available for Sale  (5,331,992) (1,576,152)
 Proceeds from Sales of Securities Available
  for Sale                                    3,125,688    501,600
                                              _________  _________

 Net Cash Used by Investing Activities      (3,688,270) (2,845,319)
                                            ___________ ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Mortgages and Loans            3,502,050  2,018,113
 Principal Payments of Mortgages and Loans    (456,058)  (406,862)
 Financing Costs on Debt                             -0-  (15,000)
 Proceeds from Exercise of Stock Options        107,500        -0-
 Dividends Paid                             (1,972,898)(1,858,178)
 Purchase of Treasury Stock                   (296,731)  (594,806)
                                              _________  _________

Net   Cash   Provided  (Used)  by  Financing    883,863  (856,733)
Activities                                    _________  _________

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                       (1,157,080)     41,835
CASH & CASH EQUIVALENTS - BEGINNING           1,399,259    724,650
                                              _________  _________
CASH & CASH EQUIVALENTS - ENDING               $242,179  $ 766,485
                                              =========  =========


                                -UNAUDITED-
              See Notes to Consolidated Financial Statements

                                    -5-

                         UNITED MOBILE HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2001
                                (UNAUDITED)

NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 2000 have been omitted.

Effective April 1, 2001, the Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), began to conduct manufactured home sales in its communities. This company was established to enhance the occupancy of the communities. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the
weighted average shares outstanding for the period.   Diluted net income
per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amounts of 35,133 and 37,735 for the three and six months ended June 30, 2001, are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $2,844,917 and $6,374,718, for the three and six months ended June 30, 2001, respectively and $2,151,948 and $3,728,691 for the three and six months ended June 30, 2000, respectively.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

During the six months ended June 30, 2001, the Company realized a loss of $132,949 due to a writedown to fair value of Securities Available for Sale which was considered other than temporarily impaired. This loss is included in the Gain on Securities for Sale Transactions, net.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 15, 2001, the Company paid $1,466,787 as a dividend of $.1975 per share to shareholders of record as of May 15, 2001. The total dividends paid for the six months ended June 30, 2001 amounted to $2,909,174.

On June 15, 2001, the Company received $476,479 from the Dividend
Reinvestment and Stock Purchase Plan. There were 44,847 new shares issued under the Plan. The total amount received from the Dividend Reinvestment and Stock Purchase Plan for the six months ended June 30, 2001 amounted to $936,276.

NOTE 5 - TREASURY STOCK

During the six months ended June 30, 2001, the Company purchased 28,400 shares of its own stock for a total cost of $296,731. These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial Statements.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 2001, the following stock options were granted:

     Date of      Number of      Number of      Option     Expiration
      Grant       Employees       Shares        Price        Date

     1/2/01           1           25,000       $10.3125     1/2/2006

During the six months ended June 30, 2001, one employee exercised a stock option and purchased 10,000 shares for total proceeds of $107,500. Options to purchase 42,000 shares expired and were added back to the "pool" of shares available for grant.

As of June 30, 2001, there were options outstanding to purchase 423,500 shares and 252,500 shares available for grant under the Company's Stock Option Plans.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2001 and 2000 for interest was $1,430,924 and $1,366,206, respectively. Interest cost capitalized to Land Development was $80,300 and $77,000 for the six months ended June 30, 2001 and 2000, respectively.

During the six months ended June 30, 2001 and 2000, the Company had dividend reinvestments of $936,276 and $889,047, respectively, which required no cash transfers.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No.
142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.
Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Statement 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

The Company is required to adopt the provisions of Statement 141 immediately. The initial adoption of Statement 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt Statement 142 effective January 1, 2002. The Company currently has no recorded goodwill or intangible assets and does not anticipate that the initial adoption of Statement 142 will have a significant impact on the Company's consolidated financial statements.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-four manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $1,647,327 net cash provided by operating activities. The Company received new capital of $1,043,776 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company repurchased 28,400 shares of its own stock at a cost of $296,731. The Company purchased $5,331,992 of securities of other real estate investment trusts. The Company had an increase in inventory of manufactured homes of $2,164,994. Effective April 1, 2001, the Company through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F) began to conduct manufactured home sales in its communities. Mortgages Payable decreased by $456,058 as a result of principal repayments. Loans payable increased by $3,502,050 primarily as a result of additional borrowings to purchase Securities Available for Sale and Inventory.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $4,630,873 for the quarter ended June 30, 2000 to $4,784,766 for the quarter ended June 30, 2001. Rental and related income increased from $9,242,455 for the six months ended June 30, 2000 to $9,550,754 for the six months ended June 30, 2001. This was the result of higher rents. The Company has been raising rental rates by approximately 3% to 4% annually. Sales of manufactured homes amounted to $1,714,722 for the quarter and six months ended June 30, 2001. Effective April 1, 2001, the Company began to conduct manufactured home sales in its communities. Interest and dividend income rose from $380,277 for the quarter ended June 30, 2000 to $467,836 for the quarter ended June 30, 2001. Interest and dividend income rose from $782,607 for the six months ended June 30, 2000 to $991,475 for the six months ended June 30, 2001. This was due primarily to purchases of Securities available for sale during 2000 and 2001. Gain on securities available for sale transactions amounted to $368,947 and $330,773 for the three and six months ended June 30, 2001, respectively as compared to $-0- and $144,414 for the three and six months ended June 30, 2000, respectively. Included in the Gain on securities available for sale transactions for the quarter and six months ended June 30, 2001 was a writedown of $31,130 and $132,949, respectively, of Securities available for sale which was considered other than temporarily
impaired.    Other income amounted to $40,248 for the quarter and six
months ended June 30, 2001. This represents miscellaneous income generated by S&F.

Community operating expenses increased from $1,995,382 for the quarter ended June 30, 2000 to $2,239,563 for the quarter ended June 30, 2001. Community operating expenses increased from $3,967,900 for the six months ended June 30, 2000 to $4,228,281 for the six months ended June 30, 2001. This was primarily due to an increase in personnel costs and advertising costs. The Company is increasing its efforts to gain occupancy,
especially in its recently expanded communities.   Cost of sales of
manufactured homes and selling expenses amounted to $1,445,610 and $197,048, respectively for the quarter and six months ended June 30, 2001. General and administrative expenses remained relatively stable for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. General and administrative expenses increased from $947,637 for the six months ended June 30, 2000 to $1,032,200 for the six months ended June 30, 2001. This was primarily as due to an increase in occupancy and personnel costs. Interest expense increased from $652,320 for the quarter ended June 30, 2000 to $698,076 for the quarter ended June 30, 2001. Interest expense increased from $1,289,206 for the six months ended June 30, 2000 to $1,350,624 for the six months ended June 30, 2001. This was primarily as a result of a higher average principal balance outstanding of loans payable. Depreciation expense increased from $619,512 for the quarter ended June 30, 2000 to $659,167 for the quarter ended June 30, 2001. Depreciation expense increased from $1,232,643 for the six months ended June 30, 2000 to $1,325,606 for the six months ended June 30, 2001. This was primarily due to land development costs which were transferred to investment property and equipment and placed in service at the end of 2000. Other expenses remained relatively stable for the quarter and six months ended June 30, 2001 as compared to the quarter and six months ended June 30, 2000.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,848,126 for the quarter ended June 30, 2000 to $2,283,077 for the quarter ended June 30, 2001. FFO increased from $3,920,933 for the six months ended June 30, 2000 to $4,335,209 for the six months ended June 30, 2001. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $3,743,887 for the six months ended June 30, 2000 to $1,647,327 for the six months ended June 30, 2001 primarily due to the new inventory for S&F. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

                                  PART II

                             OTHER INFORMATION



Item 1 - Legal Proceedings - none

Item 2 - Changes in Securities - none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders-

     The annual meeting of shareholders was held on May 31, 2001 to elect a Board of Directors for the ensuing year and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

          (a)  Exhibits - none

          (b)  Reports on Form 8-K - none

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE: August 10, 2001                  By:/s/Samuel A. Landy
                                          Samuel A. Landy,
                                          President




DATE: August 10, 2001                  By:/s/Anna T. Chew
                                          Anna T. Chew,
                                          Vice President and
                                          Chief Financial Officer