Form 10-Q
period 2001-09-30
UNITED MOBILE HOMES INC
filed 2001-11-14
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 2001

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

  For Quarter Ended                     Commission File Number
  September 30, 2001                           0-13130

                        UNITED MOBILE HOMES, INC.
          (Exact name of registrant as specified in its charter)

       New Jersey                             22-1890929
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           identification number)

  Juniper Business Plaza,3499 Route 9 North, Suite 3-C,
             Freehold,    NJ      07728

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

     Yes    X       No ________

The number of shares outstanding of issuer's common stock as of November 9, 2001 was 7,504,493 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                       SEPTEMBER 30, 2001



PART  I - FINANCIAL INFORMATION                        Page
No.


Item 1 -  Financial Statements

          Consolidated Balance Sheets                     3

          Consolidated Statements of Income               4

          Consolidated Statements of Cash Flows           5

          Notes to Consolidated Financial Statements     6-9

Item 2 -  Management   Discussion  and  Analysis   of   10-11
          Financial   Conditions   and   Results   of
          Operations

Item 3 -  Quantitative  and  Qualitative  Disclosures
          About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

PART  II  OTHER INFORMATION                               12
-

          SIGNATURES                                      13



                    UNITED MOBILE HOMES, INC.
                   CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 2001 and DECEMBER 31, 2000

                                    September 30,   December 31
                                       2000              2001
  -ASSETS-
  INVESTMENT PROPERTY AND
  EQUIPMENT
    Land                           $  7,212,035   $  6,779,335
    Site and Land Improvements       53,526,610     50,707,021
    Buildings and Improvements        2,738,964      2,705,636
    Rental Homes and Accessories      8,501,316      8,088,015
                                     __________     __________
      Total Investment Property      71,978,925     68,280,007
    Equipment and Vehicles            3,515,618      3,282,681
                                     __________     __________
    Total Investment Property and
      Equipment                      75,494,543     71,562,688
    Accumulated Depreciation        (31,692,127)   (29,862,276)
                                     __________     __________
    Net Investment Property and
      Equipment                      43,802,416     41,700,412
                                     __________     __________
  OTHER ASSETS
   Cash and Cash Equivalents            126,772      1,399,259
   Securities Available for Sale     21,753,967     15,494,918
   Inventory of Manufactured Homes    2,025,560            -0-
   Notes and Other Receivables        2,527,761      1,914,446
   Unamortized Financing Costs          314,545        280,727
   Prepaid Expenses                     371,298        115,633
   Land Development Costs             2,703,454      2,040,202
                                     __________     __________
      Total Other Assets             29,823,357     21,245,185
                                     __________     __________
  TOTAL ASSETS                       73,625,773     62,945,597
                                     ==========     ==========
   -LIABILITIES AND SHAREHOLDERS'
     EQUITY -
   MORTGAGES PAYABLE                 33,123,282     32,055,839
                                     __________     __________
   OTHER LIABILITIES

    Accounts Payable                    271,352        339,174
    Loans Payable                    10,731,536      5,639,470
    Accrued Liabilities and
      Deposits                        1,861,104      1,622,272
    Tenant Security Deposits            477,788        449,416
                                     __________     __________
   Total Other Liabilities           13,341,780      8,050,332
                                     __________     __________
  TOTAL LIABILITIES                  46,465,062     40,106,171
                                     __________     __________
  SHAREHOLDERS' EQUITY
   Common Stock - $.10 par value
    per share 10,000,000 Shares
    authorized 7,850,793 and
    7,711,141 shares issued And
    7,504,493 and 7,394,241
    outstanding, respectively           785,079        771,114
   Additional Paid-In Capital        27,429,265     26,026,006
   Accumulated Other
    Comprehensive Income              2,363,208      (490,795)
    Accumulated Deficit               (309,944)      (667,793)
   Treasury Stock, at cost
    (346,300 and 316,900 shares,
     respectively)                  (3,106,897)    (2,799,106)
                                    ___________    ___________
      Total Shareholders' Equity     27,160,711     22,839,426
                                     __________     __________
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $73,625,773    $62,945,597
                                    ===========    ===========



                           -UNAUDITED-
         See Notes to Consolidated Financial Statements
                               3


                    UNITED MOBILE HOMES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
               For the THREE AND NINE MONTHS ended
                       SEPTEMBER 30, 2001

                       THREE MONTHS              NINE MONTHS

                   9/30/01      9/30/00      9/30/01      9/30/00

REVENUES:
Rental and
  Related Income $ 4,809,011  $ 4,672,427 $14,359,765  $13,914,882
Sales of
  Manufactured
  Homes            2,112,264          -0-   3,826,986          -0-
Interest and
  Dividend
  Income             620,137      448,788   1,611,612    1,231,395
Gain on Securities
  Available for
  Sales
  Transactions,
  net                200,480       32,735     531,253      177,149
Other Income          30,932          -0-      71,180          -0-

                  __________   __________  __________   __________
Total Revenues     7,772,824    5,153,950  20,400,796   15,323,426
                  __________   __________  __________   __________
Community
  Operating
  Expenses         2,215,391    1,950,648   6,443,672    5,918,548
Cost of Sales of
  Manufactured
  Homes            1,706,892          -0-   3,152,502          -0-
Selling Expenses     234,225          -0-     431,273          -0-
General and
  Administrative
  Expenses           489,848      481,961   1,522,048    1,429,598
Interest Expense     677,940      736,860   2,028,564    2,026,066
Depreciation
  Expense            662,408      613,131   1,988,014    1,845,774
Other Expenses        19,500       23,000      58,500       66,800
                  __________   __________  __________   __________
  Total Expenses   6,006,204    3,805,600  15,624,573   11,286,786
                  __________   __________  __________   __________
Income before
  Gain (Loss) on
  Sales of
  Investment
  Property and
  Equipment        1,766,620    1,348,350   4,776,223    4,036,640
Gain (Loss) on
  Sales of
  Investment
  Property and
  Equipment         (15,872)        (648)    (14,891)       15,613

                  __________   __________  __________   __________
Net Income       $ 1,750,748  $ 1,347,702 $ 4,761,332  $ 4,052,253
                 ===========  =========== ===========  ===========
Net Income
 per Share -
  Basic               $ 0.23       $ 0.18      $ 0.64       $ 0.55
                 ===========  =========== ===========  ===========
  Diluted             $ 0.23       $ 0.18      $ 0.64       $ 0.55
                 ===========  =========== ===========  ===========
Weighted Average
 Shares -
  Basic            7,478,621    7,341,811   7,439,016    7,332,392
                 ===========  =========== ===========  ===========
  Diluted          7,525,926    7,348,373   7,476,831    7,332,392
                 ===========  =========== ===========  ===========



                           -UNAUDITED-
         See Notes to Consolidated Financial Statements



                    UNITED MOBILE HOMES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the NINE MONTHS ended
                   September 30, 2001 and 2000

                                        2001        2000
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                           $ 4,761,332 $ 4,052,253
Non-Cash Adjustments:
Depreciation                           1,988,014   1,845,774
Amortization                              58,500      66,800
Gain on Securities Available for
  Sale Transactions                    (531,253)   (177,149)
Loss  (Gain) on Sales of Investment
Property and Equipment                    14,891    (15,613)

Changes in Operating Assets and
  Liabilities
Inventory of Manufactured Homes      (2,025,560)         -0-
Notes and Other Receivables            (613,315)   (500,536)
Prepaid Expenses                       (255,665)   (335,881)
Accounts Payable                        (67,822)     480,564
Accrued Liabilities and Deposits         238,832      59,103
Tenant Security Deposits                  28,372      12,595
                                      __________  __________
Net Cash Provided by Operating
  Activities                           3,596,326   5,487,910
                                      __________  __________
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Manufactured Home
  Community                          (2,503,126)         -0-
Purchase of Investment Property
  and Equipment                      (1,759,260) (1,064,707)
Proceeds from Sales of Assets            157,477      79,953
Additions to Land Development          (663,252) (1,293,483)
Purchase of Securities Available     (6,872,336) (3,712,002)
  for Sale
Proceeds from Sales of Securities
  Available for Sale                   3,998,543   2,461,177
                                      __________  __________
Net Cash Used by Investing
  Activities                         (7,641,954) (3,529,062)
                                      __________  __________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans      6,842,066   2,500,000
Principal Payments of Mortgages
  and Loans                            (682,557)   (689,310)
Financing Costs on Debt                 (92,318)    (46,431)
Proceeds from Exercise of
  Stock  Options                         107,500         -0-
Dividends Paid                       (3,093,759) (2,772,859)
Purchase of Treasury Stock             (307,791) (1,137,260)
                                      __________  __________
Net Cash Provided (Used) by
  Financing Activities                 2,773,141 (2,145,860)
                                      __________  __________
NET DECREASE IN CASH
  AND CASH EQUIVALENTS               (1,272,487)   (187,012)
CASH & CASH EQUIVALENTS - BEGINNING    1,399,259     724,650
                                      __________  __________
CASH & CASH EQUIVALENTS - ENDING     $   126,772 $   537,638
                                     =========== ===========


                           -UNAUDITED-
         See Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                           (UNAUDITED)
NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 2000 have been omitted.

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

Certain   reclassifications  have  been  made  to  the  financial
statements for prior periods to conform to the current period presentation.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amounts of 47,305 and 37,815 shares for the three and nine months ended September 30, 2001, respectively and 6,562 shares for the three months ended September 30, 2000 are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $1,240,617 and $7,615,335, for the three and nine months ended September 30, 2001, respectively and $1,863,906 and $5,592,597 for the three and nine months ended September 30, 2000, respectively.

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT AND MORTGAGES PAYABLE

On September 26, 2001, the Company acquired Laurel Woods Manufactured Housing Community, a 220-space manufactured home community located in Cresson, Pennsylvania. This community was purchased from Laurel Woods LLC, an unrelated entity, for a purchase price of approximately $2,500,000. The Company obtained a $1,750,000 mortgage with First Union Bank. This mortgage payable is at an effective interest rate of 6.38% and is due October 10, 2006.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

During the nine months ended September 30, 2001, the Company realized a loss of $132,949 due to a writedown to fair value of Securities Available for Sale which was considered other than temporarily impaired. This loss is included in the Gain on Securities for Sale Transactions, net.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 17, 2001, the Company paid $1,494,309 as a dividend of $.20 per share to shareholders of record as of August 15, 2001. The total dividends paid for the nine months ended September 30, 2001 amounted to $4,403,483. On September 17, 2001, the Company received $373,448 from the Dividend Reinvestment and Stock Purchase Plan. There were 34,763 new shares issued under the Plan. The total amount received from the Dividend Reinvestment and Stock Purchase Plan for the nine months ended September 30, 2001 amounted to $1,309,724.

NOTE 6 - TREASURY STOCK

During the nine months ended September 30, 2001, the Company purchased 29,400 shares of its own stock for a total cost of $307,791. These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial Statements.

NOTE 7 - EMPLOYEE STOCK OPTIONS

During the nine months ended September 30, 2001, the following stock options were granted:

     Date  of      Number of    Number of   Option  Expiration
      Grant        Employees    Shares       Price   Date

     1/2/01           1          25,000    $10.3125  12/2006

During the nine months ended September 30, 2001, one employee exercised a stock option and purchased 10,000 shares for total proceeds of $107,500. Options to purchase 42,000 shares expired and were added back to the "pool" of shares available for grant.

As of September 30, 2001, there were options outstanding to purchase 423,500 shares and 252,500 shares available for grant under the Company's Stock Option Plans.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2001 and 2000 for interest was $2,162,864 and $2,153,066 respectively. Interest cost capitalized to Land Development was $134,300 and $127,000 for the nine months ended September 30, 2001 and 2000, respectively.

During the nine months ended September 30, 2001 and 2000, the Company had dividend reinvestments of $1,309,724 and $1,371,210, respectively, which required no cash transfers.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In August, 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not anticipate that SFAS No. 143 will significantly impact the Company's consolidated financial statements.

On October 3, 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the initial adoption of SFAS No. 144 will have a significant impact on the Company's financial statements.

NOTE 10 - SUBSEQUENT EVENTS

On November 6, 2001 the Company obtained a $5,775,000 Fannie Mae mortgage at an interest rate of 6.3% for a ten-year term with a twenty-five year amortization schedule. This loan is secured by Allentown Mobile Home Community in Memphis, Tennessee.


MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITIONS  AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-five manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $3,596,326 net cash provided by operating activities. The Company received new capital of $1,417,224 through its Dividend Reinvestment and Stock Purchase Plan (DRIP) and exercise of stock options. The Company repurchased 29,400 shares of its own stock at a cost of $307,791. The Company purchased a manufactured home community for a total cost of approximately $2,500,000. The Company purchased $6,872,336 of securities of other real estate investment trusts. The Company had an increase in inventory of manufactured homes of $2,025,560. Effective April 1, 2001, the Company through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F) began to conduct manufactured home sales in its communities. Mortgages Payable increased by $1,067,443 as a result of a new mortgage loan of $1,750,000 partially offset by principal repayments of $682,557. Loans payable increased by $5,092,066 primarily as a result of additional borrowings to purchase Securities Available for Sale and Inventory.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $4,672,427 for the quarter ended September 30, 2000 to $4,809,011 for the quarter ended September 30, 2001. Rental and related income increased from $13,914,882 for the nine months ended September 30, 2000 to $14,359,765 for the nine months ended September 30, 2001. This was the result of higher rents. The Company has been raising rental rates by approximately 3% to 4% annually. Sales of manufactured homes amounted to $2,112,264 and $3,826,986 for the quarter and nine months ended September 30, 2001, respectively. Effective April 1, 2001, the Company began to conduct manufactured home sales in its communities. Interest and dividend income rose from $448,788 for the quarter ended September 30, 2000 to $620,137 for the quarter ended September 30, 2001. Interest and dividend income rose from $1,231,395 for the nine months ended September 30, 2000 to $1,611,612 for the nine months ended September 30, 2001. This was due primarily to purchases of Securities available for sale during 2000 and 2001. Gain on securities available for sale transactions amounted to $200,480 and $531,253 for the three and nine months ended September 30, 2001, respectively as compared to $32,735 and $177,149 for the three and nine months ended September 30, 2000, respectively. Included in the Gain on securities available for sale transactions for the quarter and nine months ended September 30, 2001 was a writedown of $-0- and $132,949, respectively, of Securities available for sale which was considered other than temporarily impaired. Other income amounted to $30,932 and $71,180 for the quarter and nine months ended September 30, 2001, respectively. This represents miscellaneous income generated by S&F.

Community operating expenses increased from $1,950,648 for the quarter ended September 30, 2000 to $2,215,391 for the quarter ended September 30, 2001. Community operating expenses increased from $5,918,548 for the nine months ended September 30, 2000 to $6,443,672 for the nine months ended September 30, 2001. This was primarily due to an increase in personnel costs and advertising costs. The Company is increasing its efforts to gain occupancy, especially in its recently expanded communities. Cost of sales of manufactured homes amounted to $1,706,892 and $3,152,502 for the quarter and nine months ended September 30, 2001, respectively. Selling expenses amounted to $234,225 and $431,273 for the quarter and nine months ended September 30, 2001, respectively. General and administrative expenses remained relatively stable for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. General and administrative expenses increased from $1,429,598 for the nine months ended September 30, 2000 to $1,522,048 for the nine months ended September 30, 2001. This was primarily due to an increase in occupancy and personnel costs. Interest expense remained relatively stable for the quarter and nine months ended September 30, 2001 as compared to the quarter and nine months ended September 30, 2000. Although there has been an increase in the average principal balance of loans payable, there has been a decrease in interest rates. Depreciation expense increased from $613,131 for the quarter ended September 30, 2000 to $662,408 for the quarter ended September 30, 2001. Depreciation expense increased from $1,845,774 for the nine months ended September 30, 2000 to $1,988,014 for the nine months ended September 30, 2001. This was primarily due to land development costs which were transferred to investment property and equipment and placed in service at the end of 2000. Other expenses remained relatively stable for the quarter and nine months ended September 30, 2001 as compared to the quarter and nine months ended September 30, 2000.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $1,961,481 for the quarter ended September 30, 2000 to $2,429,028 for the quarter ended September 30, 2001. FFO increased from $5,882,414 for the nine months ended September 30, 2000 to $6,764,237 for the nine months ended September 30, 2001. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net   cash  provided  by  operating  activities  decreased   from
$5,487,910 for the nine months ended September 30, 2000 to $3,596,326 for the nine months ended September 30, 2001 primarily due to the new inventory for S&F. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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




DATE: November 12, 2001
                                     By:  /s/ Samuel A. Landy
                                              Samuel A. Landy,
                                              President




DATE: November 12, 2001
                                     By:  /s/ Anna T. Chew
                                              Anna T. Chew,
                                              Vice President and
                                              Chief Financial
                                              Officer