Form 10-K
period 2001-12-31
UNITED MOBILE HOMES INC
filed 2002-03-28
CIK 752642

Form 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2001

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period ___________________ to _____________________

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 2002 was $92,016,450. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 2002 was $64,529,936.

The number of shares outstanding of issuer's common stock as of March 14, 2002 was 7,542,332 shares.

Documents Incorporated by Reference:
  - Exhibits incorporated by reference are listed in Part IV, Item (a)(3).

                                 PART I

ITEM I - BUSINESS

General Development of Business

      United Mobile Homes, Inc. (the Company) owns and operates twenty-five manufactured home communities containing 5,979 sites.
The  communities  are  located in New  Jersey,  New  York,  Ohio,
Pennsylvania and Tennessee.

      The Company was incorporated in the State of New Jersey  in
1968.   Its executive offices are located at 3499 Route 9,  Suite
3C,  Freehold, New Jersey  07728.  Its telephone number is  (732)
577-9997.

      Effective January 1, 1992, the Company elected to be taxed as a real estate investment trust (REIT) under Sections 856-858 of the Internal Revenue Code. The company received from the Internal Revenue Service a favorable revenue ruling that it qualified as a REIT. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 95% of its taxable income (90% effective for the year ended December 31, 2001), has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

Background

       Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company's stock, spun off to its shareholders in a registered distribution three shares of United Mobile Homes, Inc. for each share of Monmouth Capital Corporation. The Company in 1984 and 1985 issued additional shares through rights offerings. The Company has been in operation for thirty-two years, the last sixteen of which have been as a publicly-owned corporation.

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

     The Company may issue securities for property, however, this has not occurred to date, and it may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. During 2001, the Company purchased 29,400 shares of its own stock at a total cost of $307,792.

     The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. At December 31, 2001 and 2000, the Company had $25,917,748 and $15,494,918, respectively, of securities available for sale. Included in these securities are Preferred Stock and Debt securities of $15,219,657 and $1,452,413, respectively, at December 31, 2001 and $6,946,426 and $1,393,400,
respectively, at December 31, 2000. The unrealized gain (loss) on securities available for sale at December 31, 2001 and 2000 amounted to $3,541,001 and $(490,795), respectively.

Property Maintenance and Improvement Policies

      It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2002 will be consistent with 2001 expenditures. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Risk Factors

Real Estate Industry and Competition Risks

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

Governmental Regulations

     Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent the Company from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require the Company to modify its properties. Future legislation may impose additional requirements. No prediction can be made as to what requirements may be enacted or what changes may be implemented to existing legislation.

     Rent control affects only two of the Company's manufactured home communities which are in New Jersey and has resulted in a slower growth of earnings from these properties.

Environmental Liability Risks

       Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate or have owned or operated. They may be liable to the government or to third parties for property damage, investigation costs and cleanup costs. Contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. There is no way of determining at this time the magnitude of any potential liability to which the Company may be subject arising out of unknown environmental conditions or violations with respect to the properties it owns. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability. The Company is not aware of any environmental liabilities relating to its properties which would have a material adverse effect on its business, assets, or results of operations. However, no assurance can be given that environmental liabilities will not arise in the future.

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

Insurance Considerations

       The Company generally maintains insurance policies related to its business, including casualty, general liability and other policies covering business operations, employees and assets. The Company may be required to bear all losses that are not adequately covered by insurance. Although management believes that the Company's insurance programs are adequate, no assurance can be given that the Company will not incur losses in excess of its insurance coverage, or that the Company will be able to obtain insurance in the future at acceptable levels and reasonable cost.

Financing Risks

       The Company finances a portion of its investments through debt. This debt creates risks, including a) rising interest rates on floating rate debt; b) failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms; c) refinancing terms less favorable than the terms of the existing debt; and d) failure to meet required payments of principal and/or interest.

Amendment of Business Policies

       The Board of Directors determines the growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies. Although the Board of Directors has no present intention to amend or revise any of these policies, these policies may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in Company policies.

Qualification as a REIT

     The Company intends to qualify as a REIT. If it fails to do so, it will not be allowed to deduct distributions to shareholders in computing taxable income and will be subject to Federal and state income taxes, including any applicable alternative minimum tax, at regular corporate rates. In addition, the Company may be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, the Company would no longer be required to make any distributions to shareholders as a condition to REIT qualification. Any distributions to shareholders that otherwise would have been subject to tax as a capital gain dividend would be taxable as ordinary income to the extent of the Company's current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Internal Revenue Code.

     To qualify as a REIT, the Company must comply with certain highly technical and complex requirements. Management cannot be certain that the Company has complied with these requirements since there are few judicial and administrative interpretations of these provisions. In addition, facts and circumstances that may be beyond the Company's control may affect the Company's ability to qualify as a REIT. No assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to qualification as a REIT or with respect to the Federal Income tax consequences of qualification. The company intends to qualify as a REIT. However, no assurance can be given that the Company qualifies as a REIT or will remain qualified as a REIT.

     Notwithstanding the Company's status as a REIT, the Company is subject to various Federal, state and local taxes on income and property. The Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. The Company may also have to pay some state income or franchise taxes because not all states treat REITS in the same manner as they are treated for Federal income tax purposes.

Number of Employees

      On March 14, 2001, the Company had approximately 100 employees, including Officers. During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

ITEM 2 - PROPERTIES

      United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company owns twenty-five manufactured home communities containing 5,979 sites. The following is a brief description of the properties owned by the Company:

                              Number of     2001      Current Rent
                                           Average        Per
Name of Community               Sites     Occupancy    Month Per
                                                          Site

Allentown                        414         89%          $257
4912 Raleigh-Millington Road
Memphis, TN  38128

Brookview Village                133         84%          $310
Route 9N
Greenfield Center, NY  12833

Cedarcrest                       283         98%          $373
1976 North East Avenue
Vineland, NJ  08360

Cranberry Village                201         92%          $345
201 North Court
Cranberry Township, PA
16066

Cross Keys Village               133         92%          $232
Old Sixth Avenue Road, RD #1
Duncansville, PA  16635

D & R Village                    244         94%          $359
Route 146, RD 13
Clifton Park, NY  12065

Fairview Manor                   276         79%          $363
2110 Mays Landing Road
Millville, NJ  08332

Forest Park Village              252         93%          $297
724 Slate Avenue
Cranberry Township, PA
16066

Heather Highlands                457         66%          $225
109 S. Main Street
Pittston, PA  18640

Highland Estates                 269         87%          $359
60 Old Route 22
Kutztown, PA  19530

Kinnebrook                       212         88%          $364
201 Route 17B
Monticello, NY  12701


                              Number of     2001     Current Rent
                                          Average         Per
Name of Community               Sites    Occupancy     Month Per
                                                         Site

Lake Sherman Village             210        97%          $276
7227 Beth Avenue, SW
Navarre, OH  44662

Laurel  Woods                    220        73%          $200
1943 St. Joseph Street
Cresson, PA  16630

Memphis Mobile City              168        83%          $224
3894 N. Thomas Street
Memphis, TN  38127

Oxford Village                   224        100%         $396
2 Dolinger Drive
West Grove, PA  19390

Pine Ridge Village               137        93%          $330
147 Amy Drive
Carlisle, PA  17013

Pine Valley Estates              218        82%          $230
700 Pine Valley Estates
Apollo, PA  15613

Port Royal Village               427        82%          $257
400 Patterson Lane
Belle Vernon, PA  15012

River Valley Estates             214        92%          $207
2066 Victory Road
Marion, OH  43302

Sandy Valley Estates             364        95%          $251
801 First, Route #2
Magnolia, OH  44643

Southwind Village                250        97%          $271
435 E. Veterans Highway
Jackson, NJ  08527

Spreading Oaks Village           153        93%          $182
7140-29 Selby Road
Athens, OH  45701

Waterfalls Village               202        98%          $344
3450 Howard Road
Hamburg, NY  14075

Woodlawn Village                 157        99%          $465
Route 35
Eatontown, NJ  07724

Wood Valley                      161        96%          $208
1493 N. Whetstone River Road
Caledonia, OH  43314

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

     There are 14 sites at Sandy Valley which are under a consent order with the Federal Government. This order provides that, as these sites become vacant, they cannot be reused. As of December 31, 2001, 12 of these sites were vacant. The restrictions on use were known at the time of purchase, and the item is not material to the operation of Sandy Valley Estates.

      In connection with the operation of its 5,979 sites, the Company operates approximately 470 rental units. These are homes owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income on both the home and for the site which might otherwise be non-income producing. The Company sells the older rental homes when the opportunity arises.

     The Company has approximately 700 sites in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

      The Company operates approximately $73,000,000 (at original cost) in manufactured home properties. These consist of 25 separate manufactured home communities and related equipment and improvements. There are 5,979 sites in the 25 communities. No one community constitutes more than 10% of the total assets of the Company. Port Royal Village with 427 sites, Sandy Valley Estates with 364 sites, Cedarcrest with 283 sites, Fairview Manor with 276 sites, Highland Estates with 269 sites, Allentown with 414 sites and Heather Highlands with 457 sites are the larger properties.

Mortgages on Properties

      The Company has mortgages on various properties. The maturity dates of these mortgages range from the year 2003 to 2011. Interest varies from fixed rates of 6.36% to 7.86% with one mortgage at a variable rate of LIBOR plus 155 basis points. The aggregate balances of these mortgages total $38,652,025 at December 31, 2001. (For additional information, see Part IV,
Item 14(a)(1)(vi), Note 5 of the Notes to Consolidated Financial Statements - Notes and Mortgages Payable).

ITEM 3 - LEGAL PROCEEDINGS

      Legal proceedings are incorporated herein by reference and filed as Part IV, Item 14(a)(1)(vi), Note 13 of the Notes to
Consolidated Financial Statements - Legal Matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2001 to a vote of security holders through the solicitation of proxies or otherwise.

                             PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      The  Company's  shares  are traded on  the  American  Stock
Exchange (symbol UMH). The per share range of high and low quotes for the Company's stock for each quarterly period is as follows:


                  2001                2000                 1999
             HIGH     LOW       HIGH      LOW        HIGH        LOW

First
 Quarter     12.75    9.63      8-7/8      7       10-15/16    9-3/16
Second
 Quarter     12.35   10.65      8-1/2    7-3/8        10        8-1/4
Third
 Quarter     11.95   10.50      9-1/2    8-1/8       9-1/2      8-5/8
Fourth
 Quarter     12.50   10.25      9-3/4    8-3/8         9          8


      On March 14, 2002, the closing price of the Company's stock was $12.20.

      As  of  December  31, 2001, there were approximately  1,000 shareholders of the Company's common stock based on the number of record owners.

      For the years ended December 31, 2001, 2000 and 1999, total dividends paid by the Company amounted to $5,980,540 or $.8025, $5,555,941 or $.7575 per share and $5,441,904 or $.75 per share, respectively.

      On January 16, 2002, the Company declared a dividend of $.2125 per share to be paid on March 15, 2002 to shareholders of record February 15, 2002.

       Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. The Company elected REIT status beginning in 1992. As a REIT, the Company must pay out at least 95% of its taxable income (90% effective for the year ended December 31, 2001) in the form of a cash distribution to shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

                                        December 31,
                  2001         2000         1999         1998         1997

Income Statement
Data:


Total Revenues $26,882,399  $20,644,731  $18,807,085  $17,193,278  $15,663,811


Total Expenses  21,303,647   15,418,042   14,248,985   13,004,682   11,456,007

(Loss) Gain on
  Sales
  Of Investment
  Property and
  Equipment       (28,264)     (37,318)      (1,964)       13,095     (10,546)

Net Income       5,550,488    5,189,371    4,556,136    4,201,691    4,197,258

Net Income Per
Share-
  Basic and
  Diluted              .74          .71          .63          .60          .63
...............................................................................

Balance Sheet Data:

Total Assets   $80,334,844  $62,945,597  $58,575,312  $50,046,649  $43,599,259

Mortgages
 Payable        38,652,025   32,055,839   30,419,153   21,411,576   20,111,023

Shareholders'
 Equity         27,964,534   22,839,426   21,391,307   23,212,813   20,830,541
...............................................................................

Average Number
 of Shares
 Outstanding     7,457,636    7,339,684    7,252,774    7,042,701    6,617,479

Funds from
 Operations *  $ 8,263,308   $7,845,529  $ 7,010,633    6,591,995  $ 6,324,536

Cash Dividends
 Per Share           .8025        .7575          .75        .7375          .70



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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Revenue and Expense

2001 vs. 2000

     Rental and related income increased from $18,640,335 for the year ended December 31, 2000 to $19,291,611 for the year ended December 31, 2001 primarily due to the acquisition of a new community and rental increases to residents. During 2001, the Company was able to obtain an average rent increase of approximately 3.5%.

       Overall occupancy rates are satisfactory with ten manufactured home communities experiencing vacancies over ten percent. Some of these vacancies are the result of expansions. The Company is also evaluating further expansion at selected communities in order to increase the number of available sites. Some of these communities are in various stages of expansion.

     Effective April 1, 2001, the Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), began to conduct manufactured home sales in its communities. This company was established to enhance the occupancy of the communities. Sales of manufactured homes, other income, cost of sales of manufactured homes and selling expenses are directly related to this operation.

     Interest and dividend income increased from $1,747,254 in 2000 to $2,188,430 in 2001 due to purchases of securities available for sale during 2000 and 2001.

     Gains on sales of securities available for sale increased from $257,142 in 2000 to $530,324 in 2001.

      Community operating expenses increased from $8,233,356 for the year ended December 31, 2000 to $9,004,164 for the year ended December 31, 2001 primarily as a result of the acquisition of a new community and increased insurance expense and personnel costs. Management anticipates that the increase in insurance costs will continue into 2002.

       General   and   administrative  expenses  increased   from
$1,852,309 in 2000 to $2,015,685 in 2001 primarily as a result of an increase in personnel and occupancy costs.

      Interest expense increased from $2,624,801 in 2000 to $2,825,894 in 2001. This was primarily as a result of a higher average principal balance outstanding. Interest capitalized on construction in progress amounted to $146,000 and $180,600 for 2001 and 2000, respectively.

      Depreciation expense increased from $2,618,839 for the year ended December 31, 2000 to $2,684,556 for the year ended December
31, 2001 primarily as a result of the acquisition of a new community and the completion of the expansions.

      Amortization of financing costs remained relatively stable in 2001 and 2000.

      For the year ended December 31, 2001, the Company reported net income of $5,550,488 as compared to net income of $5,189,371 for the year ended December 31, 2000. The Company is currently experiencing modest inflation. Modest inflation is believed to have a favorable impact on the Company's financial performance. With modest inflation, the Company believes that it can increase rents sufficiently to match increases in operating expenses. High rates of inflation (more than 10%) could result in an inability to raise rents to meet rising costs and could create political problems such as the imposition of rent controls. The Company anticipates continuing profits in 2002.

2000 vs. 1999

     Rental and related income increased from $17,752,823 for the year ended December 31, 1999 to $18,640,335 for the year ended December 31, 2000 primarily due to rental increases to residents and increased occupancy. During 2000, the Company was able to obtain an average rent increase of approximately 3.3%.

      Overall  occupancy  rates are satisfactory  with  only  ten manufactured home communities experiencing vacancies over ten percent. Some of these vacancies are the result of expansions completed toward the end of 1999. The Company has completed a 79 site expansion at Fairview Manor, a 40 site expansion at Highland Estates, and a 25 site expansion at Port Royal Village. The Company is also evaluating further expansion at selected communities in order to increase the number of available sites. Some of these communities are in various stages of expansion.

      Community operating expenses increased from $7,992,273 for the year ended December 31, 1999 to $8,233,356 for the year ended
December 31, 2000 primarily as a result of increased expenses, such as advertising, associated with the expansions.

       General   and   administrative  expenses  increased   from
$1,621,479 in 1999 to $1,852,309 in 2000 primarily as a result of an increase in personnel and occupancy costs.

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

      Gains on sales of securities available for sale increased from $53,473 in 1999 to $257,142 in 2000 due to increased sales.

      Depreciation expense increased from $2,452,533 for the year ended December 31, 1999 to $2,618,839 for the year ended December
31, 2000 primarily as a result of the completion of the expansions.

      Amortization of financing costs remained relatively stable in 2000 and 1999.

      Loss on sales of investment property and equipment increased from a loss of $1,964 for the year ended December 31, 1999 to a loss of $37,318 for the year ended December 31, 2000 primarily as a result of the sale of certain older rental units.

      For the year ended December 31, 2000, the Company reported net income of $5,189,371 as compared to net income of $4,556,136 for the year ended December 31, 1999.

Liquidity and Capital Resources

      The Company uses funds for real estate acquisitions, real property improvements, amortization of debt incurred in connection with such acquisitions and improvements, purchase of inventory of manufactured homes and investment in debt and equity securities of other REITs. The Company generates funds through cash flow from properties, sales of manufactured homes and its securities portfolio, mortgages on properties and increases in shareholder investments. The Company has liquidity available from a combination of short and long-term sources. The Company currently has mortgages payable totaling $38,652,025 secured by twelve communities and loans payable totaling $10,692,683 primarily secured by investment securities and inventory of manufactured homes. The Company has a $2,000,000 line of credit with Fleet Bank, all of which was available at December 31, 2001. The Company believes that its 25 communities have market values in excess of historical cost. Management believes that this provides significant additional borrowing capacity.

      Net cash provided by operating activities increased from $6,770,625 in 1999 to $7,171,086 in 2000 and decreased to
$4,277,851 in 2001. Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory of manufactured homes, purchase of a manufactured home community and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

      In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements, purchase of manufactured homes for rent, scheduled mortgage amortization and dividend distributions.

      The Company also invests in debt and equity securities of other REITs. During 2001, the Company purchased approximately
$9,900,000 in these securities. The securities portfolio at December 31, 2001 has experienced an approximate 16% increase in value from cost.

      The Company estimates that in 2002 it will purchase approximately 25 manufactured homes to be used as rentals for a total cost of $500,000. Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent. Once rental homes reach 10 years old, the Company generally sells them.

     Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions, the Company is budgeting approximately $1,000,000 in capital improvements for 2002.

      The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan). Dividends reinvested is a significant additional source of liquidity and capital resources. During 2001, the Company paid $5,980,540 in dividends. Amounts received under the

Plan amounted to $1,686,031. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 2001.

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

     The Company's most critical accounting policies relate to the evaluation of impairment of real estate and investment securities. The Company evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory and contingent liabilities, among others. These estimates are susceptible to change and actual results could differ from these estimates. The effects of changes in these estimates are recognized in the period they are determined.

     The Company evaluates other than temporary impairment on individual securities in its investment portfolio when a security has experienced a sustained decline in fair value below amortized cost. Management considers several factors, including the length of time such security has experienced a decline, the relationship to peer group stock performance and the financial condition and near-term prospects of the issuer. These evaluations are subjective in nature. Other than temporary declines in value result in a charge to net income reducing the carrying value of the security.

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

     The  following table sets forth information as  of  December
31, 2001, concerning the Company's debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

            For the year ending December 31,
            ________________________________                          Fair
                2002      2003      2004      Thereafter   Total      Value
Long-term Debt:
  Fixed rate            6,141,833  9,890,281 20,119,911 36,152,025 36,219,558
  Average
   interest
   rate                      7.6%      7.5%       7.1%       7.3%
  Variable
   rate       2,500,000                                 2,500,000   2,500,000
  Average
  interest
  rate             3.4%                                      3.4%
Total Long-
  term Debt   2,500,000 6,141,833 9,890,281 20,119,911 38,652,025  38,719,558


     The Company has assessed the market risk for its variable rate and believes that a 1% increase in LIBOR rates would result in an approximate $25,000 increase in interest expense based on $2.5 million of variable rate debt outstanding at December 31, 2001.

     The Company also has approximately $10.7 million in variable rate debt due on demand. This debt is primarily a margin loan secured by marketable securities. The interest rate on this margin loan was 3.875% at December 31, 2001. The carrying value of the Company's variable rate debt approximates fair value at December 31, 2001.

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

      The following is the Unaudited Selected Quarterly Financial
Data:

          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                       THREE MONTHS ENDED

2001                March 31     June 30    September 30  December 31

Total Revenues      $5,251,453  $7,376,519    $7,772,824    $6,481,603
Total Expenses       3,865,760   5,752,609     6,006,204     5,679,074
Net Income           1,396,010   1,614,574     1,750,748       789,156 (1)
Net Income per
 Share-
 Basic and
 Diluted                   .19         .22           .23           .10


2000                  March 31     June 30  September 30   December 31

Total Revenues      $5,158,326  $5,011,150    $5,153,950    $5,321,305
Total Expenses       3,698,650  3,782,536      3,805,600     4,131,256
Net Income           1,484,094   1,220,457     1,347,702     1,137,119
Net Income per
 Share -
 Basic                     .20         .17           .18           .16


1999                  March 31     June 30  September 30   December 31

Total Revenues      $4,488,593  $4,616,134    $4,754,991    $4,947,367
Total Expenses       3,393,363   3,561,010     3,614,445     3,680,167
Net Income           1,083,153   1,071,653     1,119,211     1,282,119
Net Income per
 Share -
 Basic and
 Diluted                   .15         .15           .15           .18

(1) Decrease due primarily to a decrease in sales activity and security transactions and an increase in insurance costs and property taxes.

ITEM  9  -  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name, Age &      Principal Occupation   Director    Shares Owned  Percent
Office Held      During the Past Five   Since       Beneficially  Of
                 Years                                            Stock

Ernest V.        Financial              1969         33,013 (1)   0.44%
Bencivenga       Consultant;(1976    to
Age: 84          present);    Treasurer
Secretary/       and Director (1961  to
Treasurer        present)and  Secretary
and Director     (1967   to  present)of
                 Monmouth       Capital
                 Corporation; Treasurer
                 and Director (1968  to
                 present)  of  Monmouth
                 Real Estate Investment
                 Corporation.

Anna T. Chew     Certified       Public 1995         55,622(2)    0.74%
Age:  43         Accountant; Controller
Vice President   (1991 to present)  and
and Chief        Director   (1993    to
Financial        present)  of  Monmouth
Office and       Real Estate Investment
Director         Corporation;
                 Controller  (1991   to
                 present),         Vice
                 President   (2001   to
                 present)  and Director
                 (1994 to present )  of
                 Monmouth       Capital
                 Corporation.

Charles P.       Investor;     Director 1969         62,317 (3)   0.83%
Kaempffer        (1970  to present)  of
Age:  64         Monmouth       Capital
Director         Corporation;  Director
                 (1974  to present)  of
                 Monmouth  Real  Estate
                 Investment
                 Corporation;      Vice
                 Chairman  and Director
                 (1996  to present)  of
                 Community Bank of  New
                 Jersey;

Eugene W. Landy  Attorney    at    Law; 1969        974,661 (4)   12.92%
Age:  68         President          and
Chairman of      Director   (1961    to
the Board and    present)  of  Monmouth
Director         Capital   Corporation;
                 President and Director
                 (1968  to present)  of
                 Monmouth  Real  Estate
                 Investment Corporation

Samuel A. Landy  Attorney    at    Law; 1992        313,987 (5)   4.16%
Age:  41         Director   (1989    to
President and    present)  of  Monmouth
Director         Real Estate Investment
                 Corporation;  Director
                 (1994  to present)  of
                 Monmouth       Capital
                 Corporation.


Name, Age &     Principal Occupation    Director    Shares Owned  Percent
Office Held     During the Past Five    Since       Beneficially  Of
                Years                                             Stock
James Mitchell  Attorney at Law;        2001        170,126 (6)   2.25%
Age:  61        General Partner,
Director        Mitchell Partners,
                L.P.; President,
                Mitchell Capital
                Mgmt., Inc.

Richard H.      Vice   President  (1984 1986         430,636(7)   5.71%
Molke           to  present) of  Remsco
Age:  75        Associates,   Inc.,   a
Director        construction firm.

Eugene          Investor;      Director 1977         81,163 (8)   1.08%
Rothenberg      (2001  to  present)  of
Age:  69        Monmouth        Capital
Director        Corporation

Robert G.       Investor;      Director 1969        131,468 (9)   1.74%
Sampson         (1963  to  present)  of
Age:  76        Monmouth        Capital
Director        Corporation;   Director
                (1968  to  present)  of
                Monmouth  Real   Estate
                Investment
                Corporation;    General
                Partner    (1983     to
                present)   of   Sampco,
                Ltd.,   an   investment
                group.
                TOTALS............                   2,252,993    29.87%


1) Includes  9,029  shares held by Mr. Bencivenga's wife  and  6,999 shares held in the United Mobile Homes, Inc. 401(k) Plan.

2) Includes 51,201 shares held jointly with Ms. Chew's husband and 4,421 shares held in the United Mobile Homes, Inc. 401(k) Plan.

3) Includes  (a)  60,317 shares held as Trustee for Defined  Benefit
   Pension  Plan for which Mr. Kaempffer has power to vote  and  (b)
   2,000 shares held by Mr. Kaempffer's wife.

4) Includes (a) 74,857 shares held by Mr. Landy's wife, (b)  172,608 shares held by Landy Investments, Ltd. In which Mr. Landy  has  a beneficial interest, (c) 69,961 shares held in the Landy & Landy,
   Employee's  Pension Plan, of which Mr. Landy is  a  Trustee  with power  to vote, and (d) 128,212 shares held in the Landy & Landy,
   Employees' Profit Sharing Plan, of which Mr. Landy is  a  Trustee with  power to vote.  Excludes 236,743 shares held by Mr. Landy's adult children in which he disclaims any beneficial interest.

5) Includes  (a)  27,941  shares held jointly  with  Mr.  Samuel  A.
   Landy's wife, (b) 24,779 in a custodial account for his sons, (c)
   5,916  shares  in  the Samuel Landy Limited Partnership  and  (d)
   8,028 shares held in the United Mobile Homes, Inc. 401 (k) Plan.

6) Includes  135,158 shares held by Mitchell Partners in  which  Mr.
   Mitchell has a beneficial interest.

7) Includes (a) 45,005 shares owned by Mr. Molke's wife, (b) 166,518
   shares   in  the Richard H. Molke Grantor Retained Annuity  Trust
   dated December 21, 1992, and (c) 166,517 shares in the Louise  G.
   Molke Grantor Retained Annuity Trust dated December 21, 1992.

8) Includes (a) 56,878 shares held by Rothenberg Investment, Ltd. In which Dr. Rothenberg has a beneficial interest.

9) Includes 48,492 shares held by Sampco, Ltd. In which he has a beneficial interest.

                              Page 21

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table.

      The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2001, 2000 and 1999 to the Chairman of the Board, President and Vice President. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and                                 Annual Compensation
Principal     Year    Salary     Bonus     All Other       Options
Position

Eugene W.
Landy         2001    $150,000   $  -      $15,076 (1)          -
Chairman of   2000     150,000      -       53,876 (1)          -
the Board     1990     150,000      -       52,876 (1)          -

Samuel A.
Landy         2001    $224,615   $25,704   $21,028 (2)     25,000
President     2000    $214,615     8,269    18,432 (2)     25,000
              1999    $205,000     7,885    15,410 (2)     25,000

Anna T. Chew  2001    $145,898   $15,631   $17,646 (3)     10,000
Vice          2000     132,635    14,119    16,003 (3)     10,000
President     1999     120,577    13,654    13,650 (3)     10,000



(1) Represents base compensation of $75,000 in 1999, as well as Directors' fees, fringe benefits and legal fees. Also includes an accrual of $-0-, $40,000 and $40,000 for 2001, 2000 and 1999,
     respectively for pension and other benefits in accordance with Eugene W. Landy's employment contract.

(2)  Represents    Directors'   fees,   fringe    benefits    and
     discretionary contributions by the Company to the  Company's
     401(k) Plan allocated to an account of the named executive officer.

(3) Represents Directors' fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

Stock Option Plan.

      The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended
December 31, 2001:

                                                   Potential Realized
                                                     Value at Assume
                                                         Annual
                   Granted    Price   Expiration    Rates for Option
        Options      to        Per                        Terms
Name    Granted   Employees   Share      Date        5%     10%

Samuel
A.Landy  25,000      40%    $10.3125    01/02/06  $41,316    $119,651
Anna T.
Chew     10,000      16%    $10.60     10/04/09   $50,610    $121,220



      The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2001:


                                       Number of
                                      Unexercised         Value of
                                   Options at Year-  Unexercised Options
                                          End           At Year-End
                Shares     Value     Exercisable/       Exercisable/
Name           Exercised  Realized   Unexercisable      Unexercisable


Eugene W. Landy    -0-     N/A      125,000/     -0-  $226,000   $    -0-
Samuel A. Landy    -0-     N/A      125,000/  25,000  $191,624   $ 46,687
Anna   T. Chew     -0-     N/A      38,000/   10,000  $ 97,715   $ 15,800


Compensation of Directors.

     The Directors receive a fee of $1,000 for each Board meeting attended, and an additional fixed annual fee of $7,600, payable $1,900 quarterly. Effective April 1, 2001, the fixed fee was increased to $10,000. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

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

Evaluation

      Mr. Eugene Landy is under an employment agreement with the Company. His base compensation under this contract is $150,000 per year. (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $150,000 and $15,076 in director's fees, fringe benefits and legal fees).

      The Committee also reviewed the progress made by Mr. Samuel
A.   Landy,  President.   Funds  from  operations  increased   by
approximately 5%. Mr. Samuel Landy is under an employment agreement with the Company. His base compensation under this contract is $225,000 for 2001.

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

                  1996     1997     1998    1999    2000    2001

United Mobile
  Homes, Inc.       100      110      106     89     112      155
NAREIT All REIT     100      119      96      90     114      131
S & P 500           100      133      171    208     189      166

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      On March 14, 2002, no person owned of record, or was known by the Company to own beneficially more than five percent (5%) of the shares of the Company, except the following:

               Name and Address     Shares Owned      Percent
Title of Class Of Beneficial Owner  Beneficially     Of Class

Common Stock   Eugene W. Landy
               20 Tuxedo Road
               Rumson, NJ  07760       974,661        12.92%

Common Stock   Richard H. Molke
               8 Ivins Place
               Rumson, NJ  07760       430,636         5.71%



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 14(a)(1)(vi),
Note  9  of  the  Notes  to Consolidated Financial  Statements  -
Related Party Transactions.

                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
FORM 8-K

        The following Financial Statements are filed as part
(a)(1)  of this report.
                                                              Page(s)

(i)     Independent Auditors' Report                            29

        Consolidated Balance Sheets as of December 31, 2001     30
(ii)    and 2000

        Consolidated Statements of Income for the years
(iii)   ended December 31, 2001, 2000, and 1999                 31

        Consolidated Statements of Shareholders' Equity for
(iv)    the years ended December 31, 2001, 2000 and 1999       32-33

        Consolidated Statements of Cash Flows for the years
(v)     ended December 31, 2001, 2000 and 1999                  34

(vi)    Notes to Consolidated Financial Statements             35-46

(a)     The following Financial Statement Schedule for the
(2) years ended December 31, 2001, 2000 and 1999 is filed as part of this report

(i)     Schedule III - Real Estate and Accumulated              47
        Depreciation


     All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(a)   (3)   The  Exhibits  set forth in the  following  index  of
  Exhibits are filed as part of this Report.

 Exhibit                          Description
   No.

            Articles of Incorporation and By-Laws: Articles of Incorporation and By-Laws, Certificate of Incorporation and Amendments thereto are incorporated by reference to the Company's Registration Statement No. 2-92896-NY, and Amendments thereto, filed with the SEC on August 22,
(3)         1984.

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

(a)(3)(b)   Reports of Form 8-K

            None

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
United Mobile Homes, Inc.:

We have audited the consolidated financial statements of United Mobile Homes, Inc. as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Short Hills, New Jersey                      /s/ KPMG LLP
March 22, 2002

                    UNITED MOBILE HOMES, INC.
                   CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 2001 AND 2000

ASSETS                                      2001             2000

INVESTMENT PROPERTY AND EQUIPMENT
  Land                                    $  7,212,035     $ 6,779,335
  Site and Land Improvements                54,640,298      50,707,021
  Buildings and Improvements                 2,745,194       2,705,636
  Rental Homes and Accessories               8,432,068       8,088,015
                                            __________      __________
    Total Investment Property               73,029,595      68,280,007
  Equipment and Vehicles                     3,611,353       3,282,681
                                            __________      __________
    Total Investment Property and           76,640,948      71,562,688
    Equipment
  Accumulated Depreciation                (32,349,006)    (29,862,276)
                                            __________      __________
    Net Investment Property and
    Equipment                               44,291,942      41,700,412
                                            __________      __________
OTHER ASSETS
  Cash and Cash Equivalents                  1,567,831       1,399,259
  Securities Available for Sale             25,917,748      15,494,918
  Inventory of Manufactured Homes            2,782,665             -0-
  Notes and Other Receivables                3,291,355       1,914,446
  Unamortized Financing Costs                  467,107         280,727
  Prepaid Expenses                             113,680         115,633
  Land Development Costs                     1,902,516       2,040,202
                                            __________     ___________
    Total Other Assets                      36,042,902      21,245,185
                                            __________      __________

  TOTAL ASSETS                              80,334,844     $62,945,597
                                            ==========      ==========

     - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                          $38,652,025     $32,055,839
                                           ___________     ___________
OTHER LIABILITIES
  Accounts Payable                             836,588         339,174
  Loans Payable                             10,692,683       5,639,470
  Accrued Liabilities and Deposits           1,711,232       1,622,272
  Tenant Security Deposits                     477,782         449,416
                                            __________      __________
    Total Other Liabilities                 13,718,285       8,050,332
                                            __________      __________
  Total Liabilities                         52,370,310      40,106,171
                                            __________      __________

SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per
  share,
    10,000,000 shares authorized,
    7,888,632 and 7,711,141
    Shares issued and 7,542,332 and
    7,394,241 shares
    Outstanding as of December 31,
    2001 and 2000, respectively                788,863         771,114
  Additional Paid-In Capital                27,409,361      26,026,006
  Accumulated Other
    Comprehensive Income (Loss)              3,541,001       (490,795)
  Accumulated Deficit                        (667,793)       (667,793)
  Treasury Stock at Cost (346,300
  and  316,900 shares at
  December 31, 2001 and 2000,
  respectively)                            (3,106,898)     (2,799,106)
                                            __________      __________
    Total Shareholders' Equity              27,964,534      22,839,426
                                            __________      __________

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                   $80,334,844     $62,945,597
                                            ==========      ==========

                    See Accompanying Notes to
                Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                   2001           2000          1999
REVENUES:

Rental and Related Income       $ 19,291,611   $18,640,335    $17,752,823
Sales of Manufactured Homes        4,766,189           -0-            -0-
Interest and Dividend
Income                             2,188,430     1,747,254      1,000,789
Gain on Sale of Securities
Available for Sale                   530,324       257,142         53,473
Other Income                         105,845           -0-            -0-
                                   _________     _________      _________

Total Revenues                    26,882,399    20,644,731     18,807,085
                                   _________     _________      _________

EXPENSES:
  Community Operating
  Expenses                         9,004,164     8,233,356      7,992,273
  Cost of  Sales of
  Manufactured Homes               3,930,666           -0-            -0-
  Selling Expenses                   754,934           -0-            -0-
  General and
  Administrative                   2,015,685     1,852,309      1,621,479
  Interest Expense                 2,825,894     2,624,801      2,105,546
  Depreciation Expense             2,684,556     2,618,839      2,452,533
  Amortization of Financing
  Costs                               87,748        88,737         77,154
                                   _________     _________      _________

Total Expenses                    21,303,647    15,418,042     14,248,985
                                  __________    __________      _________

Income Before Loss on Sales
  of Investment Property
  and Equipment                    5,578,752     5,226,689      4,558,100
Loss  on Sales of
  Investment Property and
  Equipment                         (28,264)      (37,318)        (1,964)
                                   _________     _________      _________


Net Income                       $ 5,550,488   $ 5,189,371    $ 4,556,136
                                 ===========   ===========    ===========

Net Income Per Share -
  Basic and Diluted              $       .74  $        .71  $        .63
                                 ===========  ============   ============

Weighted Average Shares
  Outstanding:
    Basic                          7,457,636     7,339,684      7,252,774
                                   =========     =========      =========
    Diluted                        7,496,371     7,341,078      7,267,695
                                   =========     =========      =========


                    See Accompanying Notes to
                Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                            Additional
                              Common Stock Issued            Paid-In
                             Number         Amount           Capital

Balance December 31, 1998    7,246,580       $724,658         $23,427,783

Common Stock Issued with
 the DRIP*                     187,616         18,762           1,613,027

Common Stock Issued
 Through the Exercise
 of Stock Options               49,000          4,900             394,225

Distributions                      -0-            -0-           (885,768)

Net Income                         -0-            -0-                 -0-

Unrealized Net Holding
 Losses on Securities
 Available for Sale
 Net of Reclassification
 Adjustment                        -0-            -0-                 -0-

Purchase of Treasury Stock        -0-             -0-                 -0-
                             _________       ________           _________

Balance December 31, 1999    7,483,196        748,320          24,549,267

Common Stock Issued with       227,945         22,794           1,843,309
 the DRIP*

Distributions                      -0-            -0-           (366,570)

Net Income                         -0-            -0-                 -0-

Unrealized Net Holding
 Gains on Securities
 Available for Sale
 Net of Reclassification
 Adjustment                        -0-            -0-                 -0-

Purchase of Treasury Stock         -0-            -0-                 -0-
                             _________       ________           _________

Balance December 31, 2000    7,711,141        771,114          26,026,006

Common Stock Issued with
 the DRIP*                     163,491         16,349           1,669,682

Common Stock Issued
 Through the Exercise of
 Stock Options                  14,000          1,400             143,725

Distributions                      -0-            -0-           (430,052)

Net Income                         -0-            -0-                 -0-

Unrealized Net Holding
 Gains on Securities
 Available for Sale
 Net of Reclassification
 Adjustment                        -0-            -0-                 -0-

Purchase of Treasury Stock         -0-            -0-                 -0-
                             _________       ________           _________

Balance December 31, 2001    7,888,632       $788,863         $27,409,361
                             =========      =========         ===========

*Dividend Reinvestment and Stock Purchase Plan
   See Accompanying Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                       Accumulated
                          Other
                      Comprehensive    Accumulated    Treasury  Comprehensive
                      Income/(Loss)      Deficit       Stock       Income

Balance December 31,
 1998                    $ (271,835)     $(667,793)          -0-

Common Stock Issued
 with the DRIP*                  -0-            -0-          -0-

Common Stock Issued
 through the
 Exercise of Stock
 Options                         -0-            -0-          -0-

Distributions                    -0-    (4,556,136)          -0-

Net Income                       -0-      4,556,136          -0-   $4,556,136

Unrealized Net Holding
 Losses on Securities
 Available for Sale
 Net of Reclassification
 Adjustment              (1,390,343)            -0-          -0-  (1,390,343)

Purchase of Treasury
 Stock                           -0-            -0-  (1,576,309)
                         ___________    ___________   __________  ___________

Balance December 31,
 1999                    (1,662,178)      (667,793)  (1,576,309)   $3,165,793
                                                                   ==========

Common Stock Issued
 with the DRIP*                  -0-            -0-          -0-

Distributions                    -0-    (5,189,371)          -0-

Net Income                       -0-      5,189,371          -0-   $5,189,371

Unrealized Net Holding
 Gains on Securities
 Available for Sale
 Net of Reclassification
 Adjustment                1,171,383            -0-          -0-    1,171,383

Purchase of Treasury
 Stock                           -0-            -0-  (1,222,797)
                           _________      _________    _________    _________

Balance December 31,
 2000                      (490,795)      (667,793)  (2,799,106)   $6,360,754
                                                                   ==========

Common Stock Issued
 with the DRIP*                  -0-            -0-          -0-

Common Stock Issued
 through the
 Exercise of Stock               -0-            -0-          -0-
 Options

Distributions                    -0-    (5,550,488)          -0-

Net Income                       -0-     5,550,488           -0-   $5,550,488

Unrealized Net Holding
 Gains on Securities
 Available for Sale
 Net of Reclassification
 Adjustment                4,031,796            -0-          -0-    4,031,796

Purchase of Treasury
 Stock                           -0-            -0-    (307,792)

                           _________      _________    _________     ________
Balance December 31,
 2001                     $3,541,001     $(667,793) $(3,106,898)   $9,582,284
                          ==========     ========== ============   ==========



*Dividend Reinvestment and Stock Purchase Plan.
   See Accompanying Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                         2001           2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                               $5,550,488    $5,189,371   $4,556,136
    Depreciation                          2,684,556     2,618,839    2,452,533
    Amortization of Financing Costs          87,748        88,737       77,154
    Gain on Sales of Securities
     Available for Sale Transactions      (530,324)     (257,142)     (53,473)
    Loss  on Sales of Investment
     Property & Equipment                    28,264        37,318        1,964
Changes in Operating Assets and
Liabilities -
    Inventory of Manufactured Homes     (2,782,665)           -0-          -0-
    Notes and Other Receivables         (1,376,909)     (832,320)    (347,402)
    Prepaid Expenses                          1,953         5,888       46,994
    Accounts Payable                        497,414       233,959     (46,796)
    Accrued Liabilities and Deposits         88,960       128,375      (1,756)
    Tenant Security Deposits                 28,366      (41,939)       85,271
                                          _________     _________    _________
Net Cash Provided by Operating
 Activities                               4,277,851     7,171,086    6,770,625
                                          _________     _________    _________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Manufactured Home
    Community                           (2,503,126)           -0-          -0-
   Purchase of Investment Property
    and Equipment                       (2,199,133)   (1,382,130)  (3,792,004)
   Proceeds from Sales of Investment
    Property and Equipment                  352,494       250,923      344,173
   Additions to Land Development
    Costs                                 (816,899)   (1,665,711)  (2,206,010)
   Purchase of Securities Available
    for Sale                            (9,858,324)   (4,282,988)  (6,796,742)
   Proceeds from Sales of Securities
    Available for Sale                    3,997,614     3,011,109      417,923
                                          _________    __________   __________
Net Cash Used by Investing Activities  (11,027,374)   (4,068,797) (12,032,660)
                                        ___________    __________  ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Mortgages and Loans      7,525,000     2,500,000   10,500,000
   Net Proceeds from Short-Term
    Borrowings                            5,053,213       965,085    1,305,873
   Principal Payments of Mortgages
    and Loans                             (928,814)     (863,314)  (1,492,423)
   Financing Costs on Debt                (274,128)     (116,816)    (171,874)
   Proceeds from Exercise of Stock
    Options                                 145,125           -0-      399,125
   Dividends Paid                       (4,294,509)   (3,689,838)  (3,810,115)
   Purchase of Treasury Stock             (307,792)   (1,222,797)  (1,576,309)
                                          _________    __________   __________
   Net Cash Provided (Used) by
    Financing Activities                  6,918,095   (2,427,680)    5,154,277
                                          _________    __________    _________

NET INCREASE (DECREASE)  IN CASH            168,572       674,609    (107,758)
CASH & CASH EQUIVALENTS - BEGINNING       1,399,259       724,650      832,408
                                          _________     _________    _________
CASH & CASH EQUIVALENTS - END           $ 1,567,831   $ 1,399,259    $ 724,650
                                          =========     =========    =========


   See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST

      United Mobile Homes, Inc. (the Company) has elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856-858 of the Internal Revenue Code. The Company will not be taxed
on   the   portion   of  its  income  which  is  distributed   to
shareholders, provided it distributes at least 95% (90% effective for the year ended December 31, 2001) of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS - The Company owns and operates twenty-five manufactured home communities containing 5,979 sites.
The  communities  are  located in New  Jersey,  New  York,  Ohio,
Pennsylvania and Tennessee.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY                LOCATION

Allentown                        Memphis, Tennessee
Brookview Village                Greenfield Center, New York
Cedarcrest                       Vineland, New Jersey
Cranberry Village                Cranberry Township, Pennsylvania
Cross Keys Village               Duncansville, Pennsylvania
D& R Village                     Clifton Park, New York
Fairview Manor                   Millville, New Jersey
Forest Park Village              Cranberry Township, Pennsylvania
Heather Highlands                Inkerman, Pennsylvania
Highland Estates                 Kutztown, Pennsylvania
Kinnebrook                       Monticello, New York
Lake Sherman Village             Navarre, Ohio
Laurel Woods                     Cresson, Pennsylvania
Memphis Mobile City              Memphis, Tennessee
Oxford Village                   West Grove, Pennsylvania
Pine Ridge Village               Carlisle, Pennsylvania
Pine Valley Estates              Apollo, Pennsylvania
Port Royal Village               Belle Vernon, Pennsylvania
River Valley Estates             Marion,  Ohio
Sandy Valley Estates             Magnolia, Ohio
Southwind Village                Jackson, New Jersey
Spreading Oaks Village           Athens, Ohio
Waterfalls Village               Hamburg, New York
Woodlawn Village                 Eatontown, New Jersey
Wood Valley                      Caledonia, Ohio

     Effective April 1, 2001, the Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc., (S&F), began to conduct manufactured home sales in its communities. This company was established to enhance the occupancy of the communities.

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

UNAMORTIZED FINANCING COSTS - Legal fees and loan processing fees for mortgages are being amortized over the life of the related debt.

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

INVENTORY OF MANUFACTURED HOMES - Inventory of manufactured homes is valued at the lower of cost or market value and is determined by the specific identification method. All inventory is considered finished goods.

REVENUE RECOGNITION - The Company derives its income primarily from the rental of manufactured home sites. The Company also owns approximately 470 rental units which are rented to residents. Rental and related income is recognized on the accrual basis.

Sale of manufactured homes is recognized on the full accrual basis when certain criteria are met. These criteria include the following: (a) initial and continuing payment by the buyer must be adequate: (b) the receivable, if any, is not subject to future subordination; (c) the benefits and risks of ownership are substantially transferred to the buyer; and (d) the Company does not have a substantial continued involvement with the home after the sale. Alternatively, when the foregoing criteria are not met, the Company recognizes gains by the installment method. Interest income on loans receivable is not accrued when, in the opinion of management, the collection of such interest appears doubtful.

NET INCOME PER SHARE - Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (7,457,636, 7,339,684 and
7,252,774  in 2001, 2000 and 1999,  respectively).   Diluted  net
income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (7,496,371, 7,341,078 and 7,267,695 in 2001, 2000 and 1999,
respectively) (See Note 6).   Options  in the  amount  of  38,735,
1,394 and  14,921  for 2001, 2000,  and 1999,  respectively,  are included in the diluted weighted average shares outstanding.

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

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT

      The following is a summary of accumulated depreciation by major classes of assets:

                              December 31, 2001   December 31, 2000

Site and Land Improvements       $26,083,752          $24,241,316
Buildings and Improvements         1,511,066            1,418,939
Rental Homes and Accessories       2,182,822            1,880,685
Equipment and Vehicles             2,571,366            2,321,336
                                  __________           __________
Total Accumulated                $32,349,006          $29,862,276
Depreciation
                                  ==========           ==========


NOTE 4 - SECURITIES AVAILABLE FOR SALE

      The following is a summary of securities available for sale at December 31, 2001 and 2000:

                                    2001                       2000
                                         Market                     Market
                             Cost         Value         Cost         Value

Equity Securities:
 Monmouth Real Estate
  Investment Corporation
  (548,501 and 378,369
  shares at December 31,
  2001 and 2000,
  respectively           $3,134,889    $3,537,834   $2,165,069    $1,844,550

 Monmouth Capital
  Corporation *
  (24,206 and 22,267 shares
  at December 31, 2001 and
  2000, respectively)        62,076        65,839       56,986        55,666

Preferred Stock          12,623,026    15,219,657    6,653,648     6,946,426

Other Equity Securities   5,155,709     5,642,005    5,637,713     5,254,876

Debt Securities
 (maturing in 2003)       1,401,047     1,452,413    1,472,297     1,393,400
                          _________     _________   __________    __________

                        $22,376,747   $25,917,748  $15,985,713   $15,494,918
                         ==========    ==========   ==========    ==========


                 * Related entity - See Note 9.

      Gross unrealized gains on debt securities amounted to $51,366 and $3,375 as of December 31, 2001 and 2000,
respectively. Gross unrealized losses on debt securities amounted to $-0- and $82,272 at December 31, 2001 and 2000, respectively. Gross unrealized gains on equity securities amounted to $3,578,486 and $734,652 as of December 31, 2001 and 2000, respectively. Gross unrealized losses on equity securities amounted to $88,851 and $1,146,550 as of December 31, 2001 and 2000, respectively.

     During the years ended December 31, 2001, 2000 and 1999, gross gains on sales of securities amounted to $737,417, $257,142 and $53,473, respectively. During the year ended December 31, 2001, gross losses on sales of securities amounted to $74,144. During the year ended December 31, 2001, the Company also realized a loss of $132,949 due to a writedown to fair value of securities available for sale which was considered other than temporarily impaired. Dividend income for the years ended December 31, 2001, 2000 and 1999 amounted to $1,910,909,
$1,397,849 and $734,623, respectively. Interest income for the years ended December 31, 2001, 2000 and 1999 amounted to $277,521, $349,405 and $266,166, respectively.

NOTE 5 - LOANS AND MORTGAGES PAYABLE

LOANS PAYABLE

      During 2001 and 2000, the Company purchased securities on margin. The margin loan interest rate at December 31, 2001 and 2000 was 3.875% and 8%, respectively and is due on demand. At December 31, 2001 and 2000, the margin loan amounted to $8,411,421 and $5,619,980, respectively and is secured by investment securities with a market value of $25,917,748 and $15,494,918, respectively.

      The Company has a $2,500,000 agreement with Conseco Finance Servicing Corp. to finance inventory purchases. The interest rates ranged from prime for each advance to prime plus 2.75% after one year. Advances under this line of credit were secured by the manufactured homes for which the advances were made. As of December 31, 2001, the amount outstanding for inventory financing was $2,270,492.

UNSECURED LINE OF CREDIT

      The Company has a $2,000,000 unsecured line of credit with Fleet Bank, all of which was available at December 31, 2001.
The interest rate on this line of credit is prime. This line of credit expires on June 15, 2002.

MORTGAGES PAYABLE

      The following is a summary of mortgages payable at December
31, 2001 and 2000:

                                Interest
Property           Due Date       Rate          2001            2000

Allentown          12-01-11          6.36%      $5,767,117   $        -0-
Cranberry Village  08-02-04          7.86%       2,370,693      2,427,667
D & R Village      05-01-03           7.5%       3,289,479      3,383,438
Fairview Manor     07-27-02     LIBOR +155       2,500,000      2,500,000
Forest Park
 Village           08-02-04          7.86%       3,793,109      3,884,268
Laurel Woods       10-10-06          6.38%       1,739,711            -0-
Sandy Valley       03-01-04             7%       3,726,479      3,830,118
Water Falls
Village            01-01-03         7.625%       2,852,354      2,935,721
Various
 (4properties)     12-01-05           7.5%      12,613,083     13,094,627
                                                 _________     __________
   TOTAL MORTGAGES PAYABLE                     $38,652,025   $ 32,055,839
                                                 =========      =========


      At December 31, 2001 and 2000, mortgages are collateralized by real property with a carrying value of $34,704,950 and $32,743,695, respectively, before accumulated depreciation and amortization. Interest costs amounting to $146,000, $180,600 and $179,000 were capitalized during 2001, 2000 and 1999, respectively, in connection with the Company's expansion program.

RECENT FINANCING

     On July 27, 2000, the Company entered into a $4,000,000 mortgage commitment with First Union Bank, of which $2,500,000 was taken down. This mortgage is secured by Fairview Manor and bears interest at LIBOR plus 155 points. This mortgage matures on August 1, 2002 but may be converted to a fixed rate mortgage loan for an additional five years.

      On  December 1, 2000, the Company extended the  Fleet  Bank
mortgage  on five properties for an additional five  years.   The
interest rate remains fixed at 7.5%

      On  September 24, 2001, the Company obtained  a  $1,750,000 mortgage  with  First  Union Bank for the acquisition  of  Laurel
Woods. This mortgage payable is at an effective interest rate of 6.38% and is due October 10, 2006.

     On November 6, 2001 the Company obtained a $5,775,000 Fannie Mae mortgage at an interest rate of 6.36% for a ten-year term with a twenty-five year amortization schedule. This loan is secured by Allentown Mobile Home Community in Memphis, Tennessee.

The aggregate principal payments of all mortgages payable are scheduled as follows:

           2002                $  3,624,502
           2003                   6,951,513
           2004                  10,088,781
           2005                  11,103,993
           2006                   1,674,108
        Thereafter                5,209,128
                                 __________
          Total                 $38,652,025
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

      A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended are as follows:

                     2001                2000                 1999
                        Weighted-           Weighted             Weighted
                                                -                    -
                         Average             Average              Average
                        Exercise            Exercise             Exercise
               Shares     Price    Shares     Price     Shares     Price

Outstanding
at beginning
of year        433,500   $10.45    396,500   $10.59    384,500   $10.38
Granted         62,700    10.49     61,000     8.73     61,000     9.94
Exercised     (14,000)    10.37      -0-       -0-     (49,000)    8.15
Expired       (42,000)    10.68   (24,000)     8.38       -0-       -0-
              ________            ________             _______
Outstanding
 at end of
 year          440,200    10.44    433,500    10.45    396,500     10.59
              ========             =======             =======
Options
 exercisable
 at end of
 year          377,500             372,500             335,500
              ========            ========             ========
Weighted-
 average
 fair value
 of options
 granted
 during the
 year                      1.18               1.00                  1.10

      The Company has elected to continue to follow APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                               2001          2000           1999

Net Income   As Reported     $5,550,488     $5,189,371     $4,556,136
             Pro Forma        5,486,627      5,117,781      4,475,560

Net   Income
per Share
 - Basic     As Reported         .74           .71            .63
             Pro Forma           .74           .70            .62
 - Diluted   As Reported         .74           .71            .63
             Pro Forma           .73           .70            .62




     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 8 percent for 2001, 2000 and 1999; expected volatility of 25 percent; risk-free interest rates of 4.29 percent, 6.50 percent and 6.25 percent in 2001, 2000 and 1999, respectively; and expected lives of five years.

      The following is a summary of stock options outstanding as of December 31, 2001:


                           Number of    Option     Expiration
Date of Grant  Number of     Shares     Price         Date

01/05/95           2         75,000      8.25       01/05/05
01/03/97           1         25,000     13.125      01/03/02
03/17/97           1         25,000     13.375      03/17/02
06/25/97           6         26,500     11.50       06/25/02
12/15/97           1         25,000    13.0625      12/15/02
01/08/98           1         25,000     12.75       01/08/03
08/05/98           7         31,000     10.00       08/05/03
08/05/98           1         25,000     11.00       08/05/03
01/05/99           1         25,000    11.5625      01/05/04
09/28/99           7         34,000     8.8125      09/28/04
01/06/00           1         25,000     9.0625      01/06/05
07/17/00           8         36,000      8.50       07/17/05
01/02/01           1        25,000*    10.3125      01/02/06
10/04/01          10        37,700*     10.60       10/04/09
                            ________
                            440,200
                            =======

* Unexercisable

     As of December 31, 2001, there were 214,800 shares available for grant under these plans.

NOTE 7 - TREASURY STOCK

      During  the  years ended December 31, 2001  and  2000,  the
Company purchased 29,400 and 146,400 shares, respectively, of its
own   stock   for  a  total  cost  of  $307,792  and  $1,222,797,
respectively.

NOTE 8 - 401(K) PLAN

      Any full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company's 401(k) Plan (Plan). Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of 15%) and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2001, 2000 and 1999, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary. This amounted to $48,243, $41,194 and $31,967 for 2001, 2000 and 1999,
respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS

TRANSACTIONS WITH MONMOUTH REAL ESTATE INVESTMENT CORPORATION

      During 2001, 2000 and 1999, the Company purchased shares of Monmouth Real Estate Investment Corporation (MREIC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). There are five Directors of the Company who are also Directors and shareholders of MREIC.

TRANSACTIONS  WITH MONMOUTH CAPITAL CORPORATION  AND  THE  MOBILE
HOME STORE, INC.

      During 2001, 2000 and 1999, the Company purchased shares of Monmouth Capital Corporation (MCC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). Seven directors of the Company are also directors and shareholders of MCC.

      The  Company  received rental income from The  Mobile  Home
Store,  Inc. (MHS), a wholly-owned subsidiary of MCC.   MHS  sold
and financed the sales of manufactured homes.

      MHS paid the Company market rent on sites where MHS had a home for sale. Total site rental income from MHS amounted to $33,370, $109,550 and $159,065, respectively for the years ended
December 31, 2001, 2000 and 1999.

     Effective April 1, 1996, the Company and MHS entered into an agreement whereby MHS leases space from the Company to be used as sales lots, at market rates, at most of the Company's communities. Total rental income relating to these leases amounted to $38,370, $153,480 and $142,680 for the years ended December 31, 2001, 2000 and 1999, respectively.

      During  2001,  2000 and 1999, the Company had approximately
$49,000, $52,000 and $62,000 respectively, of rental homes that were sold to MHS at book value.

      During 2001, 2000 and 1999, the Company purchased from MHS at its cost, 3, 11 and 24 new homes, respectively totaling $47,953, $201,399 and $530,520, respectively to be used as rental homes. On March 30, 2001, the Company also purchased at carrying value all of the remaining inventory of MHS. This amounted to $2,261,624. The Company also assumed the inventory financing of $1,833,871.

SALARY, DIRECTORS', MANAGEMENT AND LEGAL FEES

      During the years ended December 31, 2001, 2000 and 1999, salary, Directors', management and legal fees to Mr. Eugene W.
Landy and the law firm of Landy & Landy amounted to $162,800, $161,600 and $160,600, respectively.

OTHER MATTERS

     The Company has a three-year employment agreement and a five-year employment agreement with two of its executive officers. The agreements provide for base compensation, bonuses and fringe benefits, in addition to specified severance and retirement benefits. The Company is accruing these benefits over the terms
of  the  agreements.   Included  in  general  and  administrative
expense for the years ended December 31, 2001, 2000 and 1999 were
$-0-,   $40,000  and  $41,875, respectively,  relating  to  these
agreements.

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

      Amounts received and shares issued in connection with the DRIP for the years ended December 31, 2001, 2000 and 1999 were as follows:

                           2001            2000            1999

Amounts Received/
 Dividends
 Reinvested           $1,686,031      $1,866,103      $1,631,789
Number of Share
 Issued                  163,491         227,945         187,616

NOTE 11 - DISTRIBUTIONS

     The following dividends were paid to shareholders during the three years ended December 31, 2001, 2000 and 1999:

                   2001                2000                    1999

Quarter Ended   Amount      Per     Amount      Per      Amount      Per
                           Share               Share                Share

March 31      $1,442,387  $.1950  $1,371,130  $.1875   $1,358,734  $.1875
June 30       1,466,787    .1975  1,376,095    .1875    1,352,118   .1875
September 30  1,494,309    .2000  1,396,844    .1900    1,359,730   .1875
December 31   1,577,057    .2100  1,411,872    .1925    1,371,322   .1875
              _________   ______  _________    _____    _________   ______
                            __
              $5,980,540  $.8025  $5,555,941  $.7575   $5,441,904   $ .75
              =========    =====   ========    =====    ========    ======



      Total  distributions to shareholders for 2001  amounted  to
$5,980,540, or $.8025 per share, all of which was taxed as ordinary income. This amount does not include the dividend resulting from the discount on shares purchased through the Company's Dividend Reinvestment and Stock Purchase Plan.

     On January 16, 2002, the Company declared a dividend of $.2125 per share to be paid on March 15, 2002 to shareholders of record February 15, 2002.

NOTE 12 - FEDERAL INCOME TAXES

      The Company elected to be taxed as a REIT. As the Company has distributed all of its income currently, no provision has been made for Federal income or excise taxes for the years ended
December 31, 2001, 2000 and 1999.

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

          The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of mortgages payable in 1999 approximated their carrying amounts since such amounts payable were at approximately a weighted-average current market rate of interest. For 2001, the fair and carrying values of mortgages payable amounted to $38,719,558 and $38,652,025, respectively. The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE  15  -  SUPPLEMENTAL  CASH  FLOW  AND  COMPREHENSIVE  INCOME
INFORMATION

     Cash paid during the years ended December 31, 2001, 2000 and 1999 for interest was $2,971,894, $2,805,401 and $2,120,268, respectively.

      During  the years ended December 31, 2001, 2000  and  1999, land  development costs of $954,585, $1,063,099  and  $2,284,546,
respectively   were  transferred  to  investment   property   and
equipment and placed in service.

     During the years ended December 31, 2001, 2000 and 1999, the
Company had dividend reinvestments of $1,686,031, $1,866,103 and $1,631,789, respectively which required no cash transfers.

      The  following are the reclassification adjustments related to  securities available for sale included in Other Comprehensive
Income:
                                2001          2000           1999

Unrealized holding gains
 (losses)arising during
  the year                     $4,562,120   $ 1,428,525  $(1,336,870)
Less: reclassification
adjustment for gains
realized in income              (530,324)     (257,142)      (53,473)
                                _________    __________    __________

Net unrealized gains
(losses)                       $4,031,796   $ 1,171,383  $(1,390,343)
                                 ========     =========     =========

                    UNITED MOBILE HOMES, INC.
                          SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2001

  Column A       Column B                   Column C               Column D
                                          Initial Cost
                                                Site, Land &  Capitalization
                                                 Building      Subsequent to
Description    Encumbrances           Land      Improvements     Acquisition

Memphis, TN      $ 5,767,117        $ 50,000     $ 2,569,101      $1,316,117
Greenfield
 Center, NY              -0-          37,500         232,547       1,964,894
Vineland, NJ                  (3)    320,000       1,866,323         730,248
Duncansville, PA         -0-          60,774         378,093         412,929
Cranberry
 Township, PA      2,370,693         181,930       1,922,931         248,955
Clifton Park, NY   3,289,479         391,724         704,021         982,645
Apollo, PA               -0-         670,000       1,336,600         737,491
Cranberry          3,793,109          75,000         977,225       1,085,080
 Township, PA
Millville, NJ      2,500,000         216,000       1,166,517       4,172,482
Kutztown, PA             -0-         145,000       1,695,041       3,626,923
Inkerman, PA             -0-         572,500       2,151,569       2,258,579
Monticello, NY           -0-         235,600       1,402,572       1,748,724
Navarre, OH              -0-         290,000       1,457,673         695,172
Cresson, PA        1,739,711         432,700       2,070,426          38,091
Memphis, TN              -0-          78,435         810,477       1,479,120
West Grove, PA               (3)     175,000         990,515       1,216,307
Carlisle, PA             -0-          37,540         198,321         904,335
Belle Vernon, PA         -0-         150,000       2,491,796       2,631,293
Marion, OH               -0-         236,000         785,293       2,183,966
Athens, OH               -0-          67,000       1,326,800         215,272
Magnolia, OH       3,726,479         270,000       1,941,430       1,632,316
Jackson, NJ                  (3)     100,095         602,820       1,293,853
Hamburg, NY        2,852,354         424,000       3,812,000             -0-
Eatontown, NJ                (3)     157,421         280,749         165,315
Caledonia, OH            -0-         260,000       1,753,206         402,052
                   _________       _________       _________       _________
                 $26,038,942      $5,834,219     $34,924,046     $32,142,159
                                   =========       =========       =========
   Various        12,613,083 (3)
                   _________
                 $38,652,025
                   =========



                              Page 47a

                    UNITED MOBILE HOMES, INC.
                          SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2001

   Column A                  Column E (1) (2)              Column F (1)
                    Gross Amount at Which Carried at
                                12/31/01
                              Site, Land &
                                Building                  Accumulated
Description         Land      Improvements    Total       Depreciation

Memphis, TN         $250,000    $3,885,218   $4,135,218     $ 2,543,660
Greenfield
 Center, NY          122,865     2,112,076    2,234,941       1,028,366
Vineland, NJ         408,206     2,508,365    2,916,571       1,730,405
Duncansville,PA       60,774       791,022      851,796         566,020
Cranberry
 Township, PA        181,930     2,171,886    2,353,816       1,598,422
Clifton Park, NY     391,724     1,686,666    2,078,390         969,510
Apollo, PA           670,000     2,074,091    2,744,091         477,997
Cranberry
 Township, PA         75,000     2,062,305    2,137,305       1,631,036
Millville, NJ        631,137     4,923,862    5,554,999       1,503,038
Kutztown, PA         404,239     5,062,725    5,466,964       1,352,277
Inkerman, PA         572,500     4,410,148    4,982,648       1,229,340
Monticello, NY       318,472     3,068,424    3,386,896       1,227,481
Navarre, OH          290,000     2,152,845    2,442,845       1,075,603
Cresson, PA          432,700     2,108,517    2,541,217          19,168
Memphis, TN           78,435     2,289,597    2,368,032       1,212,468
West Grove, PA       536,064     1,845,758    2,381,822       1,433,801
Carlisle, PA         145,473       994,723    1,140,196         686,283
Belle Vernon, PA     150,000     5,123,089    5,273,089       3,163,905
Marion, OH           236,000     2,969,259    3,205,259       1,077,503
Athens, OH            67,000     1,542,072    1,609,072         293,960
Magnolia, OH         270,000     3,573,746    3,843,746       2,088,707
Jackson, NJ          100,095     1,896,673    1,996,768       1,478,755
Hamburg, NY          424,000     3,927,023    4,351,023         577,209
Eatontown, NJ        135,421       468,064      603,485         364,787
Caledonia, OH        260,000     2,155,258    2,415,258         433,791
                   _________     _________    _________      __________
                  $7,212,035   $65,803,412  $73,015,447     $29,763,492
                  ==========   ===========  ===========     ===========


                             Page 47b

                    UNITED MOBILE HOMES, INC.
                          SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2001

Column A                   Column G       Column H       Column I

                           Date of          Date        Depreciable
Description              Construction     Acquired         Life

Memphis, TN             Prior to 1980       1986         3 to 27.5
Greenfield Center, NY   Prior to 1970       1977         3 to 27.5
Vineland, NJ                 1973           1986         3 to 27.5
Duncansville, PA             1961           1979         3 to 27.5
Cranberry Township, PA       1974           1986         5 to 27.5
Clifton Park, NY             1972           1978         3 to 27.5
Apollo, PA              Prior to 1980       1995         5 to 27.5
Cranberry Township, PA  Prior to 1980       1982         3 to 27.5
Millville, NJ           Prior to 1980       1985         3 to 27.5
Kutztown, PA                 1971           1979         5 to 27.5
Inkerman, PA                 1970           1992         5 to 27.5
Monticello, NY               1972           1988         5 to 27.5
Navarre, OH             Prior to 1980       1987         5 to 27.5
Cresson, PA             Prior to 1980       2001           27.5
Memphis, TN                  1955           1985         3 to 27.5
West Grove, PA               1971           1974         5 to 27.5
Carlisle, PA                 1961           1969         3 to 27.5
Belle Vernon, PA             1973           1983         3 to 27.5
Marion, OH                   1950           1986         3 to 27.5
Athens, OH              Prior to 1980       1996         5 to 27.5
Magnolia, OH            Prior to 1980       1985         5 to 27.5
Jackson, NJ                  1969           1969         3 to 27.5
Hamburg, NY             Prior to 1980       1997           27.5
Eatontown, NJ                1964           1978         3 to 27.5
Caledonia, OH           Prior to 1980       1996         5 to 27.5



                             Page 47c

                             /----------FIXED ASSETS-----------/
(1)  Reconciliation:        12/31/01       12/31/00      12/31/99

     Balance - Beginning    $68,265,859   $66,608,020    $61,329,910
      of Year
                              _________    __________     __________
     Additions:
     Acquisitions             2,503,126           -0-            -0-
     Improvements             2,710,384     2,017,051      5,739,997
     Depreciation                   -0-           -0-
                                                                 -0-
                              _________    __________     __________
       Total Additions        5,213,510     2,017,051      5,739,997
                              _________    __________     __________
     Deletions                  463,922       359,212        461,887
     Balance - End of         _________    __________     __________
       Year                 $73,015,447   $68,265,859    $66,608,020
                              =========     =========     ==========



                             /-----ACCUMULATED DEPRECIATION-----/
   Reconciliation:          12/31/01       12/31/00      12/31/99

   Balance - Beginning
    of Year                 $27,526,792   $25,357,748    $23,335,294
                              _________    __________     __________
   Additions:
   Acquisitions                     -0-           -0-            -0-
   Improvements                     -0-           -0-            -0-
   Depreciation               2,360,623     2,260,130      2,128,474
                              _________     _________      _________
     Total Additions          2,360,623     2,260,130      2,128,474
                              _________     _________      _________
   Deletions                    123,923        91,086        106,020
                              _________     _________     __________
   Balance - End of Year  $  29,763,492  $ 27,526,792  $  25,357,748
                              =========     =========     ==========

(2) The aggregate cost for Federal tax purposes approximates historical cost.

(3) Represents one mortgage note payable secured by five properties.

                              Page 47d

                INDEPENDENT ACCOUNTANTS' CONSENT


The Board of Directors
United Mobile Homes, Inc.

We consent to incorporation by reference in the Registration Statement (No. 333-13053) on Form S-8 of our report dated March 22, 2002, relating to the consolidated balance sheets of United Mobile Homes, Inc., as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, and the related schedule, which report appears in the December 31, 2001 annual report on Form 10-K of United Mobile Homes, Inc.



                                   /s/ KPMG LLP


Short Hills, New Jersey
March 22, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED MOBILE HOMES, INC.


                                  BY:  /s/Eugene W. Landy
                                  EUGENE W. LANDY
                                  Chairman of the Board
Dated:        March 15, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      Title                 Date

/s/Eugene W. Landy    Chairman of the       March 15, 2002
EUGENE W. LANDY       Board and
                      Director

/s/Samuel A. Landy    President and         March 15, 2002
SAMUEL A. LANDY       Director

/s/Anna T. Chew       Vice President and    March 15, 2002
ANNA T. CHEW          Chief Financial
                      Officer
                      and Director

/s/Ernest V.          Secretary/Treasurer   March 15, 2002
Bencivenga            and
ERNEST V. BENCIVENGA  Director

/s/Charles P.         Director              March 15, 2002
Kaempffer
CHARLES P. KAEMPFFER

/s/James Mitchell     Director              March 15, 2002
JAMES MITCHELL

/s/Richard H. Molke   Director              March 15, 2002
RICHARD H. MOLKE

/s/Eugene Rothenberg  Director              March 15, 2002
EUGENE ROTHENBERG

/s/Robert G. Sampson  Director              March 15, 2002
ROBERT G. SAMPSON