Form 10-Q
period 2002-03-31
UNITED MOBILE HOMES INC
filed 2002-05-07
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 2002

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

     For Quarter Ended                    Commission File Number

      March 31, 2002                             0-13130

                      UNITED MOBILE HOMES, INC.
        (Exact name of registrant as specified in its charter)

       New Jersey                             22-1890929
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

     Yes    X       No ________

The number of shares outstanding of issuer's common stock as of April 30, 2002 was 7,577,650 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                         MARCH 31, 2002



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

PART II   OTHER INFORMATION                               10

          SIGNATURES                                      11

                    UNITED MOBILE HOMES, INC
                    CONSOLIDATED BALANCE SHEET
           AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

ASSETS                                    March 31,      December 31,
                                             2002            2001
                                         _____________   _____________

INVESTMENT PROPERTY AND EQUIPMENT
  Land                                     $ 7,212,035    $  7,212,035
  Site and Land Improvements                54,742,599      54,640,298
  Buildings and Improvements                 2,745,194       2,745,194
  Rental Homes and Accessories               8,536,763       8,432,068
                                           ___________     ___________
    Total Investment Property               73,236,591      73,029,595
  Equipment and Vehicles                     3,739,700       3,611,353
                                           ___________     ___________
    Total Investment Property and
     Equipment                              76,976,291      76,640,948
  Accumulated Depreciation                (33,042,020)    (32,349,006)
                                           ___________     ___________
    Net Investment Property and
     Equipment                              43,934,271      44,291,942
                                           ___________     ___________
OTHER ASSETS
  Cash and Cash Equivalents                  5,558,504       1,567,831
  Securities Available for Sale             27,910,770      25,917,748
  Inventory of Manufactured Homes            2,593,075       2,782,665
  Notes and Other Receivables                3,538,881       3,291,355
  Unamortized Financing Costs                  476,713         467,107
  Prepaid Expenses                             680,743         113,680
  Land Development Costs                     2,059,852       1,902,516
                                           ___________     ___________
    Total Other Assets                      42,818,538      36,042,902
                                           ___________     ___________
TOTAL ASSETS                               $86,752,809     $80,334,844
                                           ===========     ===========

    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                          $43,748,209     $38,652,025
                                           ___________     ___________
OTHER LIABILITIES
  Accounts Payable                             517,054         836,588
  Loans Payable                             10,904,906      10,692,683
  Accrued Liabilities and Deposits           1,983,713       1,711,232
  Tenant Security Deposits                     493,382         477,782
                                           ___________     ___________
    Total Other Liabilities                 13,899,055      13,718,285
                                           ___________     ___________
  Total Liabilities                         57,647,264      52,370,310
                                           ___________     ___________
SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per
   share, 10,000,000 shares authorized,
   7,923,950 and 7,888,632 shares
   issued and 7,577,650 and 7,542,332
   shares outstanding as of March 31,
   2002 and December 31, 2001,
   respectively                                792,395         788,863
  Additional Paid-In Capital                27,816,381      27,409,361
  Accumulated Other
   Comprehensive Income                      4,022,462       3,541,001
  Accumulated Deficit                        (418,795)       (667,793)
  Treasury Stock at Cost (346,300
   shares at March 31, 2002 and
   December 31, 2001)                      (3,106,898)     (3,106,898)
                                           ___________     ___________
    Total Shareholders' Equity              29,105,545      27,964,534
                                           ___________     ___________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                   $86,752,809     $80,334,844
                                           ===========     ===========

                             -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE  THREE MONTHS ENDED
                     MARCH 31, 2002 AND 2001

                                    2002         2001
                                ___________  ___________
REVENUES:
Rental and Related Income        $5,052,813   $4,765,988
Sales of Manufactured Homes         913,518          -0-
Interest and Dividend Income        618,115      523,639
Gain (Loss) on Securities
  Available for Sales
  Transactions, net                 532,819     (38,174)
Other Income                         17,917          -0-

                                ___________  ___________
Total Revenues                    7,135,182    5,251,453
                                ___________  ___________
EXPENSES:
Community Operating Expenses      2,194,242    1,988,718
Cost of Sales of Manufactured
 Homes                              810,750          -0-
Selling Expenses                    242,767          -0-
General and Administrative
 Expenses                           536,398      538,555
Interest Expense                    773,903      652,548
Depreciation Expense                702,005      666,439
Amortization of Financing Costs      26,700       19,500

                                ___________  ___________
   Total Expenses                 5,286,765    3,865,760
                                ___________  ___________
Income before Gain on Sales of
  Investment Property and
  Equipment                       1,848,417    1,385,693
Gain on Sales of  Investment
  Property and Equipment              3,327       10,317

                                ___________  ___________
Net Income                       $1,851,744   $1,396,010
                                ===========  ===========
Net Income per Share -
  Basic                                $.25         $.19
                                ===========  ===========
  Diluted                              $.24         $.19
                                ===========  ===========
Weighted Average Shares
 Outstanding -
   Basic                          7,551,161    7,403,426
                                ===========  ===========
   Diluted                        7,620,477    7,440,511
                                ===========  ===========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 2002 AND 2001

                                              2002        2001
                                           ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $1,851,744   $1,396,010
Non-Cash Adjustments:
Depreciation                                  702,005      666,439
Amortization                                   26,700       19,500
(Gain) Loss on Securities Available for     (532,819)       38,174
Sale Transactions
Gain on Sales of Investment Property and      (3,327)     (10,317)
Equipment

Changes in Operating Assets and
Liabilities:
Inventory of Manufactured Homes               189,590          -0-
Notes and Other Receivables                 (247,526)    (468,992)
Prepaid Expenses                            (567,063)    (124,380)
Accounts Payable                            (319,534)    (237,737)
Accrued Liabilities and Deposits              272,481       33,960
Tenant Security Deposits                       15,600        9,653
                                           ___________  ___________
Net Cash Provided by Operating Activities   1,387,851    1,322,310
                                           ___________  ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property
     and Equipment                          (427,021)    (324,073)
Proceeds from Sales of Assets                  86,014       56,790
Additions to Land Development               (157,336)     (39,017)
Purchase of Securities Available for Sale (3,031,002)  (2,257,792)
Proceeds from Sales of Securities
 Available for Sale                         2,052,260      393,010
                                           ___________  ___________
Net Cash Used by Investing Activities     (1,477,085)  (2,171,082)
                                           ___________  ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans           5,574,723      800,958
Principal Payments of Mortgages and Loans   (266,316)    (228,954)
Financing Costs on Debt                      (36,306)          -0-
Dividends Paid                            (1,192,194)    (982,590)
Purchase of Treasury Stock                        -0-    (122,290)
                                           ___________  ___________
Net  Cash  Provided  (Used)  by  Financing
 Activities                                 4,079,907    (532,876)
                                           ___________  ___________
NET INCREASE  (DECREASE)  IN CASH
    AND CASH EQUIVALENTS                    3,990,673  (1,381,648)

CASH & CASH EQUIVALENTS - BEGINNING         1,567,831    1,399,259
                                           ___________  ___________
CASH & CASH EQUIVALENTS - ENDING           $5,558,504      $17,611
                                           ===========  ===========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2002
                           (UNAUDITED)
NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 2001 have been omitted.

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

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amounts of 69,316 and 37,085 shares for the three months ended March 31, 2002 and 2001, respectively, are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $2,333,205 and $3,529,801, for the three months ended March 31, 2002 and 2001, respectively.

NOTE 3 -  MORTGAGES PAYABLE

On March 28, 2002, the Company obtained a $5,362,500 mortgage with Prudential Mortgage Capital Company. This mortgage is at an interest rate of 7.36% for a ten-year term with a thirty year amortization schedule. This loan is secured by Port Royal Village in Belle Vernon, Pennsylvania.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 2002, the Company paid $1,602,746 as a dividend of $.2125 per share to shareholders of record as of February 15, 2002. On March 15, 2002, the Company received $410,552 from the Dividend Reinvestment and Stock Purchase Plan. There were 35,318 new shares issued under the Plan.

NOTE 5 - EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 2002, the following stock option was granted:

     Date of     Number of   Number of   Option      Expiration
      Grant      Employees    Shares     Price          Date

     1/4/02           1       25,000    $12.95        1/4/2010


As  of March 31, 2002, there were options outstanding to purchase
465,200 shares and 189,800 shares available for grant under the Company's Stock Option Plans.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2002 and 2001 for interest was $805,603 and $691,348, respectively. Interest cost capitalized to Land Development was $31,700 and $38,800 for the three months ended March 31, 2002 and 2001, respectively.

During the three months ended March 31, 2002 and 2001, the Company had dividend reinvestments of $410,552 and $459,797, respectively, which required no cash transfers.

MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITIONS  AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-five manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income.

The Company generated $1,387,851 net cash provided by operating activities. The Company received new capital of $410,552 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $3,031,002 of securities of other real estate investment trusts. The Company had a decrease in inventory of manufactured homes of $189,590. Effective April 1, 2001, the Company through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F) began to conduct manufactured home sales in its communities. Mortgages Payable increased by $5,096,184 as a result of a new mortgage loan of $5,362,500 partially offset by principal repayments of $266,316.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $4,765,988 for the quarter ended March 31, 2001 to $5,052,813 for the quarter ended March 31, 2002. This was primarily due to the acquisition of a new community in September, 2001 and the rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually. Sales of manufactured homes amounted to $913,518 for the quarter ended March 31, 2002. Effective April 1, 2001, the Company began to conduct manufactured home sales in its communities. Interest and dividend income rose from $523,639 for the quarter ended March 31, 2001 to $618,115 for the quarter ended March 31, 2002. This was due primarily to purchases of Securities available for sale during 2002 and 2001. Gain on securities available for sale transactions amounted to $532,819 for the quarter ended March 31, 2002, as compared to a loss of $38,174 for the quarter ended
March 31, 2001. Included in the Gain (Loss) on securities available for sale transactions for the quarter ended March 31,
2001 was a writedown of $101,819, of Securities available for sale which was considered other than temporarily impaired. Other income amounted to $17,917 for the quarter ended March 31, 2002, respectively. This represents miscellaneous income generated by S&F.

Community operating expenses increased from $1,988,718 for the quarter ended March 31, 2001 to $2,194,242 for the quarter ended March 31, 2002. This was primarily due to the acquisition of a new community and increased insurance expense and personnel costs. Cost of sales of manufactured homes amounted to $810,750 for the quarter ended March 31, 2002. Selling expenses amounted to $242,767 for the quarter ended March 31, 2002. General and administrative expenses remained relatively stable for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. Interest expense increased from $652,548 for the quarter ended March 31, 2001 to $773,903 for the quarter ended March 31, 2002 primarily due to increased borrowings. Depreciation expense increased from $666,439 for the quarter ended March 31, 2001 to $702,005 for the quarter ended March 31, 2002. This was primarily due to the acquisition of a new community. Amortization of financing costs remained relatively stable for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation increased from $2,052,132 for the quarter ended March 31, 2001 to $2,550,422 for the quarter ended March 31, 2002. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $1,322,310 for the quarter ended March 31, 2001 to $1,387,851 for the quarter ended March 31, 2002. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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




DATE:    May 3, 2002          By /s/ Samuel A. Landy,
                                     President




DATE:    May 3, 2002           By /s/ Anna T. Chew,
                                      Vice President and
                                      Chief Financial Officer