Form 10-Q
period 2002-06-30
UNITED MOBILE HOMES INC
filed 2002-08-07
CIK 752642

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 2002

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

        For Quarter Ended                 Commission File Number

           June 30, 2002                         0-13130

                     UNITED MOBILE HOMES, INC.
        (Exact name of registrant as specified in its charter)

       New Jersey                                22-1890929
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             identification number)

  Juniper  Business Plaza,3499 Route 9 North, Suite 3-C,Freehold,
NJ 07728

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

     Yes    X       No ________

The number of shares outstanding of issuer's common stock as of August 1, 2002 was 7,626,926 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                          JUNE 30, 2002



PART  I - FINANCIAL INFORMATION                         Page No.


Item 1 -  Financial Statements

          Consolidated Balance Sheets                     3

          Consolidated Statements of Income               4

          Consolidated Statements of Cash Flows           5

          Notes to Consolidated Financial Statements     6-7

Item 2 -  Management   Discussion  and  Analysis   of
          Financial   Conditions   and   Results   of    8-9
          Operations

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

                    UNITED MOBILE HOMES, INC
                    CONSOLIDATED BALANCE SHEET
            AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                -ASSETS-                    June 30,    December 31,
                                              2002         2001

INVESTMENT PROPERTY AND EQUIPMENT

  Land                                    $ 7,212,035     7,212,035
  Site and Land Improvements               54,916,370    54,640,298
  Buildings and Improvements                2,745,194     2,745,194
  Rental Homes and Accessories              8,643,585     8,432,068
                                           __________    __________
    Total Investment Property              73,517,184    73,029,595
  Equipment and Vehicles                    3,840,954     3,611,353
                                           __________    __________
   Total Investment Property and
      Equipment                            77,358,138    76,640,948
  Accumulated Depreciation                (33,666,130)  (32,349,006)
                                           __________    __________
    Net Investment Property and Equipment  43,692,008    44,291,942
                                           __________    __________
OTHER ASSETS
  Cash and Cash Equivalents                 1,222,422     1,567,831
  Securities Available for Sale            30,052,232    25,917,748
  Inventory of Manufactured Homes           2,736,743     2,782,665
  Notes and Other Receivables               4,370,617     3,291,355
  Unamortized Financing Costs                 451,076       467,107
  Prepaid Expenses                            439,365       113,680
  Land Development Costs                    2,246,896     1,902,516
                                           __________    __________
    Total Other Assets                     41,519,351    36,042,902
                                           __________    __________
  TOTAL ASSETS                            $85,211,359   $80,334,844
                                           ==========    ==========
     - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                         $44,943,733   $38,652,025
OTHER LIABILITIES                          __________    __________
  Accounts Payable                            430,689       836,588
  Loans Payable                             7,096,632    10,692,683
  Accrued Liabilities and Deposits          2,210,737     1,711,232
  Tenant Security Deposits                    496,305       477,782
                                           __________    __________
    Total Other Liabilities                10,234,363    13,718,285
                                           __________    __________
  Total Liabilities                        55,178,096    52,370,310
                                           __________    __________
SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per
    share, 10,000,000 shares authorized,
    7,981,326 and 7,888,632 shares issued
    and 7,624,926 and 7,542,332 shares
    outstanding as of June 30, 2002
    and December 31, 2001, respectively       798,133       788,863
  Additional Paid-In Capital               28,491,909    27,409,361
  Accumulated Other
    Comprehensive Income                    4,734,827     3,541,001
  Accumulated Deficit                        (603,759)     (667,793)
  Treasury Stock at Cost (356,400 and
    346,300 shares at June 30, 2002 and
    December 31, 2001, respectively)       (3,238,347)   (3,106,898)
  Notes Receivable from Officers            (149,500)           -0-
                                           __________    __________
    Total Shareholders' Equity             30,033,263    27,964,534
                                           __________    __________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                  $85,211,359   $80,334,844
                                           ==========    ==========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements


                    UNITED MOBILE HOMES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
               FOR THE  THREE AND SIX MONTHS ENDED
                     JUNE 30, 2002 AND 2001


                             THREE MONTHS             SIX MONTHS
                         6/30/02      6/30/01     6/30/02      6/30/01

REVENUES:
Rental and Related
  Income                $5,007,991  $4,784,766   $9,994,979   $9,550,754
Sales of Manufactured
  Homes                  1,563,144   1,714,722    2,476,662    1,714,722
Interest and Dividend
  Income                   718,962     467,836    1,337,077      991,475
Gain on Securities
  Available for Sales
  Transactions, net        169,919     368,948      702,738      330,774
Other Income                30,068      40,247       47,985       40,247
                         _________   _________   __________   __________
Total Revenues           7,490,084   7,376,519   14,559,441   12,627,972
                         _________   _________   __________   __________
EXPENSES:
Community Operating
  Expenses               2,335,933   2,239,563    4,530,175    4,228,281
Cost of Sales of
  Manufactured Homes     1,269,464   1,445,610    2,080,214    1,445,610
Selling Expenses           283,541     197,048      460,483      197,048
General and
  Administrative
  Expenses                 535,126     493,645    1,071,524    1,032,200
Interest Expense           816,603     698,076    1,590,506    1,350,624
Depreciation Expense       698,020     659,167    1,400,025    1,325,606
Amortization of
  Financing Costs           26,700      19,500       53,400       39,000
                         _________   _________   __________   __________
   Total Expenses        5,965,387   5,752,609   11,186,327    9,618,369
                         _________   _________   __________   __________
Income before Gain
  on Sales of
  Investment Property
  and Equipment          1,524,697   1,623,910    3,373,114    3,009,603
(Loss) Gain on Sales
  of Investment
  Property and
  Equipment                 (4,352)     (9,336)      (1,025)         981
                         _________   _________   __________   __________
Net Income              $1,520,345  $1,614,574   $3,372,089   $3,010,584
                         =========   =========    =========    =========
Net Income per Share -
  Basic                 $     0.20  $     0.22  $      0.45  $      0.41
                         =========   =========    =========    =========
  Diluted               $     0.20  $     0.21  $      0.44  $      0.40
                         =========   =========    =========    =========
Weighted Average
Shares Outstanding -
   Basic                 7,590,344   7,440,720    7,569,767    7,420,800
                         =========   =========    =========    =========
   Diluted               7,682,489   7,475,853    7,657,560    7,458,535
                         =========   =========    =========    =========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements


                    UNITED MOBILE HOMES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED
                     JUNE 30, 2002 AND 2001


                                              2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $3,372,089  $3,010,584
Non-Cash Adjustments:
Depreciation                                1,400,025   1,325,606
Amortization                                   53,400      39,000
Gain on Securities Available for Sale
  Transactions                               (702,738)   (330,774)
Loss (Gain) on Sales of Investment
  Property and Equipment                        1,025        (981)

Changes in Operating Assets and
  Liabilities:
Inventory of Manufactured Homes                45,922  (2,164,994)

Notes and Other Receivables                (1,079,262)   (432,348)

Prepaid Expenses                             (325,685)     13,965
Accounts Payable                             (405,899)    (50,943)
Accrued Liabilities and Deposits              499,505     231,311
Tenant Security Deposits                       18,523       6,901
                                            _________   _________
Net Cash Provided by Operating Activities   2,876,905   1,647,327
                                            _________   _________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property
  And Equipment                              (952,830) (1,166,281)

Proceeds from Sales of Assets                 151,714      35,953
Additions to Land Development                (344,380)   (351,638)
Purchase of Securities Available for Sale  (5,044,831) (5,331,992)

Proceeds from Sales of Securities
  Available for Sale                        2,806,911   3,125,688
                                            _________   _________
Net Cash Used by Investing Activities      (3,383,416) (3,688,270)
                                            _________   _________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans           6,862,500   3,502,050
Principal Payments of Mortgages and Loans  (4,166,843)   (456,058)

Financing Costs on Debt                       (37,369)         -0-
Proceeds from Exercise of Stock Options       117,050     107,500
Dividends Paid                             (2,482,787) (1,972,898)

Purchase of Treasury Stock                   (131,449)   (296,731)
                                            _________   _________
Net Cash Provided by Financing Activities     161,102     883,863
                                            _________   _________
NET DECREASE  IN CASH
  AND CASH EQUIVALENTS                       (345,409) (1,157,080)

CASH & CASH EQUIVALENTS - BEGINNING         1,567,831   1,399,259
                                            _________   _________
CASH & CASH EQUIVALENTS - ENDING           $1,222,422    $242,179
                                            =========   =========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002
                           (UNAUDITED)
NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2002 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 2001 have been omitted.

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

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 92,145 and 87,793 shares for the three and six months ended June 30, 2002, respectively, and 35,133 and 37,735 for the three and six months ended June 30, 2001, respectively, are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $2,232,710 and $4,565,915 for the three and six months ended June 30, 2002, respectively, and $2,844,917 and $6,374,718 for the three and six months ended June 30, 2001, respectively.

NOTE 3 -  MORTGAGES PAYABLE

On June 20, 2002, the Company took down the additional $1,500,000 on the Fairview Manor mortgage. The total balance of $4,000,000 was converted to a fixed rate mortgage with an effective interest rate of 6.39%. This mortgage is due July 27, 2007.

On March 28, 2002, the Company obtained a $5,362,500 mortgage with Prudential Mortgage Capital Company. This mortgage is at an interest rate of 7.36% for a ten-year term with a thirty year amortization schedule. This loan is secured by Port Royal Village in Belle Vernon, Pennsylvania.

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 17, 2002, the Company paid $1,705,309 as a dividend of $.215 per share to shareholders of record as of May 15, 2002. The total dividends paid for the six months ended June 30, 2002 amounted to $3,308,055. On June 17, 2002, the Company received $414,716 from the Dividend Reinvestment and Stock Purchase Plan. There were 33,676 new shares issued under the Plan. The total amount received from the Dividend Reinvestment and Stock Purchase Plan for the six months ended June 30, 2002 amounted to $825,268.

NOTE 5 - TREASURY STOCK

During the six months ended June 30, 2002, the Company purchased 10,100 shares of its own stock for a total cost of $131,449. These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial Statements.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 2002, the following stock options were granted:


  Date of     Number of    Number of      Option     Expiration
   Grant      Employees      Shares       Price         Date

  1/04/02          1         25,000       $12.95       1/4/10
  6/20/02         12         43,000       $12.60       6/20/10



During the six months ended June 30, 2002, seven employees exercised their stock options and purchased 23,700 shares for a total of $266,550. Of this amount, 13,000 shares for a total of $149,500, were exercised through the issuance of notes receivable from officers. These notes receivable are at an interest rate of 5%, mature on June 25, 2007 and are collateralized by the underlying common shares.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2002 and 2001  for
interest  was $1,656,106 and $1,430,924, respectively.   Interest
cost capitalized to Land Development was $65,600 and $80,300 for the six months ended June 30, 2002 and 2001, respectively.

During  the six months ended June 30, 2002 and 2001, the  Company
had    dividend   reinvestments   of   $825,268   and   $936,276,
respectively, which required no cash transfers.

During the six months ended June 30, 2002, two officers exercised their stock options for 13,000 shares through the issuance of $149,500 of notes receivable.

MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITIONS  AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-five manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income. The Company also purchases and holds securities of other real estate investment trusts.

The Company generated $2,876,905 net cash provided by operating activities. The Company received new capital of $825,268 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $5,044,831 of securities of other real estate investment trusts. The Company had a decrease in inventory of manufactured homes of $45,922. Effective April 1, 2001, the Company through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F) began to conduct manufactured home sales in its communities. Mortgages Payable increased by $6,291,708 as a result of new mortgages of $6,862,500 partially offset by principal repayments of $570,792.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $4,784,766 for the quarter ended June 30, 2001 to $5,007,991 for the quarter ended June 30, 2002. Rental and related income increased from $9,550,754 for the six months ended June 30, 2001 to $9,994,979 for the six months ended June 30, 2002. This was primarily due to the acquisition of a new community in September, 2001 and the rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually. Sales of manufactured homes amounted to $1,563,144 and $2,476,662 for the quarter and six months, ended June 30, 2002, respectively, as compared to $1,714,722 for the quarter and six months ended June 30, 2001. Effective April 1, 2001, the Company began to conduct manufactured home sales in its communities. Interest and dividend income rose from $467,836 for the quarter ended June 30, 2001 to $718,962 for the quarter ended June 30, 2002. Interest and dividend income rose from $991,475 for the six months ended June 30, 2001 to $1,377,077 for the six months ended June 30, 2002. This was due primarily to purchases of Securities available for sale during 2002 and 2001. Gain on securities available for sale transactions amounted to $169,919 and $702,738 for the quarter and six months ended June 30, 2002, respectively, as compared to $368,948 and $330,774 for the quarter and six months ended June 30, 2001, respectively. Included in the Gain on securities available for sale transactions for the quarter and six months ended June 30, 2001 was a writedown of $31,130 and $132,949, respectively, of Securities available for sale which were considered other than temporarily impaired. Other income amounted to $30,068 and $47,985 for the quarter and six months ended June 30, 2002, respectively, as compared to $40,247 for the quarter and six months ended June 30, 2001. This represents miscellaneous income generated by S&F.

Community operating expenses increased from $2,239,563 for the quarter ended June 30, 2001 to $2,335,933 for the quarter ended June 30, 2002. Community operating expenses increased from $4,228,281 for the six months ended June 30, 2001 to $4,530,175 for the six months ended June 30, 2002. This was primarily due to the acquisition of a new community and increased insurance expense and personnel costs. Cost of sales of manufactured homes amounted to $1,269,464 and $2,080,214 for the quarter and six months ended June 30, 2002, respectively, as compared to $1,445,610 for the quarter and six months ended June 30, 2001.

This change is directly attributable to the change in sales. Selling expenses amounted to $283,541 and $460,483 for the quarter and six months ended June 30, 2002, respectively, as compared to $197,048 for the quarter and six months ended June 30, 2001. This increase is due to additional personnel costs and advertising. General and administrative expenses remained relatively stable for the quarter and six months  ended  June 30, 2002 as compared to the quarter  and  six months ended June 30, 2001. Interest expense increased from $698,076 for the quarter ended June 30, 2001 to $816,603 for the quarter ended June 30, 2002. Interest expense increased from $1,350,624 for the six months ended June 30, 2001 to $1,590,506 for the six months ended June 30, 2002. This was primarily due to increased borrowings. Depreciation expense increased from $659,167 for the quarter ended June 30, 2001 to $698,020 for the quarter ended June 30, 2002. Depreciation expense increased from $1,325,606 for the six months ended June 30, 2001 to $1,400,025 for the six months ended June 30, 2002. This was primarily due to the acquisition of a new community. Amortization of financing costs remained relatively stable for the quarter and six months ended June 30, 2002 as compared to the quarter and six months ended June 30, 2001.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation remained relatively stable for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. FFO increased from $4,335,209 for the six months ended June 30, 2001 to $4,773,139 for the six months ended June 30, 2002. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $1,647,327 for the six months ended June 30, 2001 to $2,876,905 for the six months ended June 30, 2002. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

                             PART II

                        OTHER INFORMATION



Item 1 - Legal Proceedings - none

Item 2 - Changes in Securities - none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders  -

     The annual meeting of shareholders was held on June 6,
     2002  to  elect a Board of Directors for  the  ensuing
     year  and  to  approve  the selection  of  independent
     auditors.   Proxies  for  the meeting  were  solicited
     pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

          (a)  Exhibits -

               99.1

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002

               99.2

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002

          (b)  Reports on Form 8-K - none

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:    August 2, 2002            By /s/ Samuel A. Landy,
                                      President




DATE:    August 2, 2002           By /s/ Anna T. Chew,
                                     Vice President and
                                     Chief Financial Officer