Form 10-Q
period 2002-09-30
UNITED MOBILE HOMES INC
filed 2002-11-13
CIK 752642

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 2002

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

        For Quarter Ended                  Commission File Number

        September 30, 2002                       0-13130

                          UNITED MOBILE HOMES, INC.
        (Exact name of registrant as specified in its charter)

            New Jersey                       22-1890929
(State or other jurisdiction               (I.R.S. Employer
incorporation or organization)            identification number)

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

     Yes    X       No ________

The number of shares outstanding of issuer's common stock as of October 1, 2002 was 7,626,926 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                       SEPTEMBER 30, 2002



PART  I - FINANCIAL INFORMATION                          Page No.


Item 1 -  Financial Statements

          Consolidated Balance Sheets                       3

          Consolidated Statements of Income                 4

          Consolidated Statements of Cash Flows             5

          Notes to Consolidated Financial Statements      6-8

Item 2 -  Management   Discussion  and  Analysis   of
          Financial   Conditions   and   Results   of    9-11
          Operations

Item 3 -  Quantitative  and  Qualitative  Disclosures
          About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -  Controls and Procedures                          11

PART II   OTHER INFORMATION                                12

          SIGNATURES                                       13


                    UNITED MOBILE HOMES, INC
                    CONSOLIDATED BALANCE SHEET
         AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                             September 30, December 31,
                 -ASSETS-                       2002           2001
                                             ___________   ___________

INVESTMENT PROPERTY AND EQUIPMENT
  Land                                      $ 7,212,035   $ 7,212,035
  Site and Land Improvements                 55,201,620    54,640,298
  Buildings and Improvements                  2,747,850     2,745,194
  Rental Homes and Accessories                8,667,115     8,432,068
    Total Investment Property                73,828,620    73,029,595
  Equipment and Vehicles                      3,858,277     3,611,353
                                            ___________   ___________
    Total Investment Property and Equipment  77,686,897    76,640,948
  Accumulated Depreciation                  (34,301,657)  (32,349,006)
                                            ___________   ___________
    Net Investment Property and Equipment    43,385,240    44,291,942
                                            ___________   ___________
     OTHER ASSETS
  Cash and Cash Equivalents                     634,250     1,567,831
  Securities Available for Sale              30,022,610    25,917,748
  Inventory of Manufactured Homes             2,733,899     2,782,665
  Notes and Other Receivables                 4,539,464     3,291,355
  Unamortized Financing Costs                   435,709       467,107
  Prepaid Expenses                              701,132       113,680
  Land Development Costs                      2,452,460     1,902,516
                                            ___________   ___________
    Total Other Assets                       41,519,524    36,042,902
                                            ___________   ___________
  TOTAL ASSETS                              $84,904,764   $80,334,844
                                            ===========   ===========

     - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                           $44,636,057   $38,652,025
                                            ___________   ___________
OTHER LIABILITIES
  Accounts Payable                              348,332       836,588
  Loans Payable                               7,634,638    10,692,683
  Accrued Liabilities and Deposits            2,235,804     1,711,232
  Tenant Security Deposits                      514,474       477,782
                                            ___________   ___________
    Total Other Liabilities                  10,733,248    13,718,285
                                            ___________   ___________
  Total Liabilities                          55,369,305    52,370,310
                                            ___________   ___________

SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per share,
   10,000,000 shares authorized, 8,014,897
   and 7,888,632 shares issued and 7,642,597
   and 7,542,332  shares outstanding as of
   September 30, 2002 and December, 2001,
   respectively                                 801,490       788,863
  Additional Paid-In Capital                 28,906,459    27,409,361
  Accumulated Other
   Comprehensive Income                       4,058,769     3,541,001
  Accumulated Deficit                          (690,922)     (667,793)
  Treasury Stock at Cost (372,300 and
   346,300 shares at September 30, 2002
   and  December 31, 2001, respectively)     (3,448,337)   (3,106,898)
  Notes Receivable from Officers                (92,000)           -0-
                                             ___________   ___________
   Total Shareholders' Equity                 29,535,459    27,964,534
                                             ___________   ___________

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY    $84,904,764   $80,334,844
                                             ===========   ===========


                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 3


                    UNITED MOBILE HOMES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2002 AND 2001

                                    THREE MONTHS
NINE MONTHS
                          9/30/02      9/30/01     9/30/02      9/30/01
                       ___________  ___________  ___________  ___________
REVENUES:
Rental and Related
 Income                 $5,081,035  $4,809,011  $15,076,014  $14,359,765
Sales of Manufactured
Homes                    1,881,037   2,112,264    4,357,699    3,826,986
Interest and Dividend
Income                     812,766     620,137    2,149,843    1,611,612
Gain  on Securities
 Available for Sales
Transactions, net           92,212     200,480      794,950      531,253
Other Income                16,941      30,932       64,926       71,180

                       ___________  __________  ___________  ___________
Total Revenues           7,883,991   7,772,824   22,443,432   20,400,796
                       ___________  __________  ___________  ___________
EXPENSES:
Community Operating
Expenses                 2,363,990   2,215,391    6,894,165    6,443,672
Cost of Sales of
 Manufactured Homes      1,642,491   1,706,892    3,722,705    3,152,502
Selling Expenses           271,299     234,225      731,782      431,273
General and
 Administrative
 Expenses                  517,341     489,848    1,588,865    1,522,048
Interest Expense           865,372     677,940    2,455,878    2,028,564
Depreciation Expense       695,639     662,408    2,095,664    1,988,014
Amortization of
 Financing Costs            26,700      19,500       80,100       58,500
                       ___________  __________  ___________  ___________
   Total Expenses        6,382,832   6,006,204   17,569,159   15,624,573
                       ___________  __________  ___________  ___________
Income before Gain  on
 Sales of Investment
 Property and
 Equipment               1,501,159   1,766,620    4,874,273    4,776,223
Loss on Sales of
 Investment Property
 and Equipment             (7,258)    (15,872)      (8,283)     (14,891)
                       ___________  __________  ___________  ___________
Net Income              $1,493,901  $1,750,748   $4,865,990   $4,761,332
                        ==========  ==========   ==========   ==========
Net Income per Share -
  Basic                 $     0.19  $     0.23   $     0.64   $     0.64
                        ==========  ==========   ==========   ==========
  Diluted               $     0.19  $      .23   $      .63   $     0.64
                        ==========  ==========   ==========   ==========
Weighted Average
Shares Outstanding -
   Basic                 7,627,344   7,478,621    7,587,282    7,439,016
                        ==========  ==========   ==========   ==========
   Diluted               7,716,161   7,525,926    7,674,636    7,476,831
                        ==========  ==========   ==========   ==========



                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 4



                    UNITED MOBILE HOMES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 2002 AND 2001
                                              2002         2001
                                           ___________   ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $4,865,990   $4,761,332
Non-Cash Adjustments:
Depreciation                                 2,095,664    1,988,014
Amortization                                    80,100       58,500
Gain on Securities Available for Sale
  Transactions                                (794,950)    (531,253)
Loss on Sales of Investment Property and
  Equipment                                      8,283       14,891

Changes in Operating Assets and
  Liabilities:
Inventory of Manufactured Homes                 48,766   (2,025,560)
Notes and Other Receivables                 (1,248,109)    (613,315)
Prepaid Expenses                              (587,452)    (255,665)
Accounts Payable                              (488,256)     (67,822)
Accrued Liabilities and Deposits               524,572      238,832
Tenant Security Deposits                        36,692       28,372
                                           ___________  ___________
Net Cash Provided by Operating Activities    4,541,300    3,596,326
                                           ___________  ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community            -0-   (2,503,126)
Purchase of Investment Property And
  Equipment                                 (1,382,909)  (1,759,260)
Proceeds from Sales of Assets                  185,664      157,477
Additions to Land Development                 (549,944)    (663,252)
Purchase of Securities Available for Sale   (6,527,677)  (6,872,336)
Proceeds from Sales of Securities            3,735,533    3,998,543
Available   for Sale
                                           ___________  ___________
Net Cash Used by Investing Activities       (4,539,333)  (7,641,954)
                                           ___________  ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans            6,862,500    6,842,066
Principal Payments of Mortgages and Loans   (3,936,513)    (682,557)
Financing Costs on Debt                        (48,702)     (92,318)
Proceeds from Exercise of Stock Options        137,050      107,500
Collection on Notes Receivable from
Officers                                        57,500          -0-
Dividends Paid                              (3,665,944)  (3,093,759)
Purchase of Treasury Stock                    (341,439)    (307,791)
                                           ___________  ___________
Net Cash (Used) Provided by Financing
  Activities                                  (935,548)   2,773,141
                                           ___________  ___________
NET DECREASE  IN CASH
  AND CASH EQUIVALENTS                        (933,581)  (1,272,487)
CASH & CASH EQUIVALENTS - BEGINNING          1,567,831    1,399,259
                                           ___________  ___________
CASH & CASH EQUIVALENTS - ENDING           $   634,250  $   126,772
                                           ===========  ===========





                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 5

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2002
                           (UNAUDITED)
NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 2001 have been omitted.


The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. This company was established to enhance the
occupancy   of  the  communities.   The  consolidated   financial
statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain   reclassifications  have  been  made  to  the  financial
statements for prior periods to conform to the current period presentation.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 88,817 and 87,354 shares for the three and nine months ended September 30, 2002, respectively, and 47,305 and 37,815 for the three and nine months ended September 30, 2001, respectively, are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $817,843 and $5,383,758 for the three and nine months ended September 30, 2002, respectively, and $1,240,617 and $7,615,335 for the three and nine months ended September 30, 2001, respectively.

NOTE 3 -  LOANS AND MORTGAGES PAYABLE

On June 15, 2002, the Company extended its $2,000,000 unsecured line of credit with Fleet Bank to June 15, 2004.

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

NOTE 4 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 16, 2002, the Company paid $1,581,064 as a dividend of $.2175 per share to shareholders of record as of August 15, 2002. The total dividends paid for the nine months ended September 30, 2002 amounted to $4,889,119. On September 16, 2002, the Company received $397,907 from the Dividend Reinvestment and Stock Purchase Plan. There were 31,571 new shares issued under the Plan. The total amount received from the Dividend Reinvestment and Stock Purchase Plan for the nine months ended September 30, 2002 amounted to $1,223,175.

NOTE 5 - TREASURY STOCK

During the nine months ended September 30, 2002, the Company purchased 26,000 shares of its own stock for a total cost of $341,439. These shares are accounted for under the cost method and are included as Treasury Stock in the Consolidated Financial Statements.

NOTE 6 - EMPLOYEE STOCK OPTIONS

During the nine months ended September 30, 2002, the following stock options were granted:


  Date of      Number of     Number of      Option      Expiration
   Grant       Employees       Shares       Price          Date
 __________    __________    __________   __________    __________

  1/04/02           1          25,000       $12.95        1/4/10
  6/20/02          12          43,000       $12.60       6/20/10



During the nine months ended September 30, 2002, seven employees exercised their stock options and purchased 25,700 shares for a total of $286,550. Of this amount, 13,000 shares for a total of $149,500, were exercised through the issuance of notes receivable from officers. These notes receivable are at an interest rate of 5%, mature on June 25, 2007 and are collateralized by the underlying common shares. The balance of these notes receivable at September 30, 2002 amounted to $92,000, collateralized by 8,000 shares.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2002 and 2001 for interest was $2,558,878 and $2,162,864, respectively. Interest cost capitalized to Land Development was $103,000 and $134,300 for the nine months ended September 30, 2002 and 2001, respectively.

During the nine months ended September 30, 2002 and 2001, the Company had dividend reinvestments of $1,223,175 and $1,309,724, respectively, which required no cash transfers.

During the nine months ended September 30, 2002, two officers exercised their stock options for 13,000 shares through the issuance of $149,500 of notes receivable.

NOTE 8  -  SUBSEQUENT EVENTS

On October 1, 2002, the Company sold its vacant land consisting of 65 acres in Chester County, Pennsylvania. Net proceeds from the sale amounted to approximately $1,385,000, resulting in a realized gain of approximately $660,000.

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

The Company generated $4,541,300 net cash provided by operating activities. The Company received new capital of $1,223,175 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $6,527,677 of securities of other real estate investment trusts. The Company had a decrease in inventory of manufactured homes of $48,766. Effective April 1, 2001, the Company through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F) began to conduct manufactured home sales in its communities. Mortgages Payable increased by $5,984,032 as a result of new mortgages of $6,862,500 partially offset by principal repayments of $878,468.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $4,809,011 for the quarter ended September 30, 2001 to $5,081,035 for the quarter ended September 30, 2002. Rental and related income increased from $14,359,765 for the nine months ended September 30, 2001 to $15,076,014 for the nine months ended September 30, 2002. This was primarily due to the acquisition of a new community in September, 2001 and the rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually. Interest and dividend income rose from $620,137 for the quarter ended September 30, 2001 to $812,766 for the quarter ended September 30, 2002. Interest and dividend income rose from $1,611,612 for the nine months ended September 30, 2001 to $2,149,843 for the nine months ended September 30, 2002. This was due primarily to purchases of Securities available for sale during 2002 and 2001. Gain on securities available for sale transactions amounted to $92,212 and $794,950 for the quarter and nine months ended September 30, 2002, respectively, as compared to $200,480 and $531,253 for the quarter and nine months ended September 30, 2001, respectively. Included in the Gain on securities available for sale transactions for the quarter and nine months ended September 30, 2001 was a writedown of $-0- and $132,949, respectively, of Securities available for sale which were considered other than temporarily impaired. Other income amounted to $16,941 and $64,926 for the quarter and nine months ended September 30, 2002, respectively, as compared to $30,932 and $71,180 for the quarter and nine months ended September 30, 2001, respectively. This represents miscellaneous income generated by S&F.

Community operating expenses   increased from $2,215,391 for the
quarter ended September 30, 2001 to   $2,363,990 for the quarter
ended September 30, 2002. Community operating expenses increased from $6,443,672 for the nine months ended September 30, 2001 to $6,894,165 for the nine months ended September 30, 2002. This was primarily due to the acquisition of a new community and increased insurance expense and personnel costs. General and administrative expenses remained relatively stable for the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001. Interest expense increased from $677,940 for the quarter ended September 30, 2001 to $865,372 for the quarter ended September 30, 2002. Interest expense increased from $2,028,564 for the nine months ended
September 30, 2001 to $2,455,878 for the nine months ended September 30, 2002. This was primarily due to increased borrowings. Depreciation expense increased from $662,408 for the quarter ended September 30, 2001 to $695,639 for the quarter ended September 30, 2002. Depreciation expense increased from $1,988,014 for the nine months ended September 30, 2001 to $2,095,664 for the nine months ended September 30, 2002. This was primarily due to the acquisition of a new community. Amortization of financing costs remained relatively stable for the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001.

Sales of manufactured homes amounted to $1,881,037 and $4,357,699 for the quarter and nine months, ended September 30, 2002, respectively, as compared to $2,112,264 and $3,826,986 for the quarter and nine months ended September 30, 2001, respectively. Cost of sales of manufactured homes amounted to $1,642,491 and $3,722,705 for the quarter and nine months ended September 30, 2002, respectively, as compared to $1,706,892 and $3,152,502 for the quarter and nine months ended September 30,
2001, respectively. This change is directly attributable to the change in sales. Selling expenses amounted to $271,299 and $731,782 for the quarter and nine months ended September 30, 2002, respectively, as compared to $234,225 and $431,273 for the quarter and nine months ended September 30, 2001, respectively. This increase is due to additional personnel costs and advertising. Additionally, since the sales operations did not start until April, 2001, prior year amounts are not for the full nine months. Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to a loss of $32,753 and $96,788 for the quarter and nine months ended September 30, 2002, respectively, as compared to income of $171,147 and $243,211 for the quarter and nine months ended September 30, 2002, respectively. The sales operation was profitable during the prior year and was unprofitable during the current year. The negative swing amounted to $203,900 for the quarter ended
September 30, 2002 and $339,999 for the nine months ended September 30, 2002 compared to the quarter and nine months ended September 30, 2001. Although the sales operations have been experiencing losses, the Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Funds from operations (FFO), defined as net income, excluding gains (or losses) from sales of depreciable assets, plus depreciation decreased from $2,429,028 for the quarter ended September 30, 2001 to $2,196,798 for the quarter ended September 30, 2002. This decrease is due primarily to a loss incurred in the sales operations. FFO increased from $6,764,237 for the nine months ended September 30, 2001 to $6,969,937 for the nine months ended September 30, 2002. FFO does not replace net income (determined in accordance with generally accepted accounting principles) as a measure of performance or net cash flows as a measure of liquidity. FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

Net   cash  provided  by  operating  activities  increased   from
$3,596,326 for the nine months ended September 30, 2001 to $4,541,300 for the nine months ended September 30, 2002. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, including the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                             PART II

                        OTHER INFORMATION


Item 1 - Legal Proceedings - none

Item 2 - Changes in Securities - none

Item 3 - Defaults Upon Senior Securities - none

Item  4 - Submission of Matters to a Vote of Security Holders - None

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

     (a)  Exhibits -

       99.1
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       99.2
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       99.3
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       99.4
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K - none

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:    November 4, 2002          By /s/ Samuel A. Landy,
                                          President




DATE:    November 4, 2002          By /s/ Anna T. Chew,
                                          Vice President and
                                          Chief Financial Officer