Form 10-K
period 2002-12-31
UNITED MOBILE HOMES INC
filed 2003-03-28
CIK 752642

Form 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)  OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period _____________ to _____________

               Commission File Number 0-13130

                    United Mobile Homes, Inc.
      (Exact name of registrant as specified in its charter)

         New Jersey                     22-1890929
State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)     identification number)

3499 Route 9, Suite 3C, Freehold, New Jersey       07728
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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 2003 was $107,771,225. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at March 14, 2003 was $80,349,564.

The number of shares outstanding of issuer's common stock as of March 14, 2003 was 7,692,450 shares.

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

      Effective January 1, 1992, the Company elected to be taxed as a real estate investment trust (REIT) under Sections 856-858 of the Internal Revenue Code. The company received from the Internal Revenue Service a favorable revenue ruling that it qualified as a REIT. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

Background

       Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company's stock, spun off to its shareholders in a registered distribution three shares of United Mobile Homes, Inc. for each share of Monmouth Capital Corporation. The Company in 1984 and 1985 issued additional shares through rights offerings. The Company has been in operation for thirty-four years, the last seventeen of which have been as a publicly-owned corporation.

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

ITEM I - BUSINESS, (CONT'D.)

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

     The Company may issue securities for property, however, this has not occurred to date, and it may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. During 2002, the Company purchased 46,000 shares of its own stock at a total cost of $603,024.

ITEM I - BUSINESS, (CONT'D.)

     The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. At December 31, 2002 and 2001, the Company had $32,784,968 and $25,917,748, respectively, of securities available for sale. Included in these securities are Preferred Stock and Debt securities of $18,012,877 and $2,297,125, respectively, at December 31, 2002 and $15,219,657 and $1,452,413, respectively, at December 31, 2001. The unrealized gain on securities available for sale at December 31, 2002 and 2001 amounted to $3,988,429 and $3,541,001, respectively.

Property Maintenance and Improvement Policies

      It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2003 will be consistent with 2002 expenditures. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

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

ITEM I - BUSINESS, (CONT'D.)

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

ITEM I - BUSINESS, (CONT'D.)

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

Market Perception of Common Stock

     The market value of the Company's common stock may be based primarily upon the market's perception of the Company's growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of the Company's underlying assets. The market price of the Company's common stock is influenced by the dividend on the Company's common stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company's common stock to expect a higher dividend rate, which would adversely affect the market price of the Company's common stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company's ability to service the Company's indebtedness and pay dividends.

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

ITEM I - BUSINESS, (CONT'D.)

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

Number of Employees

      On March 14, 2003, the Company had approximately 100 employees, including Officers. During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

ITEM 2 - PROPERTIES

      United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company owns twenty-five manufactured home communities containing 5,979 sites. The following is a brief description of the properties owned by the Company:

                                           2002          Current
                              Number of   Average        Rent Per
Name of Community               Sites    Occupancy    Month Per Site
                                _____    _________    ______________


Allentown                           414         84%          $257
4912 Raleigh-Millington Road
Memphis, TN  38128

Brookview Village                   133         81%          $310
Route 9N
Greenfield Center, NY  12833

Cedarcrest                          283         99%          $385
1976 North East Avenue
Vineland, NJ  08360

Cranberry Village                   201         90%          $361
201 North Court
Cranberry Township, PA
16066

Cross Keys Village                  133         91%          $243
Old Sixth Avenue Road, RD #1
Duncansville, PA  16635

D & R Village                       244         95%          $346
Route 146, RD 13
Clifton Park, NY  12065

Fairview Manor                      276         87%          $375
2110 Mays Landing Road
Millville, NJ  08332

Forest Park Village                 252         90%          $312
724 Slate Avenue
Cranberry Township, PA 16066

Heather Highlands                   457         65%          $235
109 S. Main Street
Pittston, PA  18640

Highland Estates                    269         92%          $371
60 Old Route 22
Kutztown, PA  19530

Kinnebrook                          212         90%          $370
201 Route 17B
Monticello, NY  12701

                                           2002          Current
                              Number of   Average        Rent Per
Name of Community               Sites    Occupancy    Month Per Site
                              _________  _________    ______________

Lake Sherman Village                210         96%          $288
7227 Beth Avenue, SW
Navarre, OH  44662

Laurel  Woods                       220         73%          $200
1943 St. Joseph Street
Cresson, PA  16630

Memphis Mobile City                 168         83%          $234
3894 N. Thomas Street
Memphis, TN  38127

Oxford Village                      224         99%          $406
2 Dolinger Drive
West Grove, PA  19390

Pine Ridge Village                  137         92%          $344
147 Amy Drive
Carlisle, PA  17013

Pine Valley Estates                 218         80%          $240
700 Pine Valley Estates
Apollo, PA  15613

Port Royal Village                  427         78%          $267
400 Patterson Lane
Belle Vernon, PA  15012

River Valley Estates                214         94%          $217
2066 Victory Road
Marion, OH  43302

Sandy Valley Estates                364         95%          $263
801 First, Route #2
Magnolia, OH  44643

Southwind Village                   250         97%          $275
435 E. Veterans Highway
Jackson, NJ  08527

Spreading Oaks Village              153         93%          $192
7140-29 Selby Road
Athens, OH  45701

Waterfalls Village                  202         98%          $344
3450 Howard Road
Hamburg, NY  14075

Woodlawn Village                    157         98%          $475
Route 35
Eatontown, NJ  07724

Wood Valley                         161         96%          $218
1493 N. Whetstone River Road
Caledonia, OH  43314

ITEM 2 - PROPERTIES, (CONT'D.)

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

     There are 17 sites at Sandy Valley which are under a consent order with the Federal Government. This order provides that, as these sites become vacant, they cannot be reused. As of December 31, 2002, all of these sites were vacant. The restrictions on use were known at the time of purchase, and the item is not material to the operation of Sandy Valley Estates.

      In connection with the operation of its 5,979 sites, the Company operates approximately 490 rental units. These are homes owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income on both the home and for the site which might otherwise be non-income producing. The Company sells the older rental homes when the opportunity arises.

     The Company has approximately 800 sites in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

      The Company operates approximately $75,000,000 (at original cost) in manufactured home properties. These consist of 25 separate manufactured home communities and related equipment and improvements. There are 5,979 sites in the 25 communities. No one community constitutes more than 10% of the total assets of the Company. Port Royal Village with 427 sites, Sandy Valley Estates with 364 sites, Cedarcrest with 283 sites, Fairview Manor with 276 sites, Highland Estates with 269 sites, Allentown with 414 sites and Heather Highlands with 457 sites are the larger properties. Heather Highlands historically has an average of 65% to 70% occupancy. The property continues to produce positive cash flow.

Mortgages on Properties

      The Company has mortgages on various properties. The maturity dates of these mortgages range from the year 2003 to 2012. Interest varies from fixed rates of 4.625% to 7.86%. The aggregate balances of these mortgages total $43,321,884 at December 31, 2002. (For additional information, see Part IV,
Item 14(a)(1)(vi), Note 5 of the Notes to Consolidated Financial Statements - Notes and Mortgages Payable).

ITEM 3 - LEGAL PROCEEDINGS

      Legal proceedings are incorporated herein by reference and filed as Part IV, Item 14(a)(1)(vi), Note 13 of the Notes to
Consolidated Financial Statements - Legal Matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2002 to a vote of security holders through the solicitation of proxies or otherwise.

                             PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      The  Company's  shares  are traded on  the  American  Stock
Exchange (symbol UMH). The per share range of high and low quotes for the Company's stock for each quarterly period is as follows:

                     2002              2001           2000
                  HIGH    LOW      HIGH   LOW     HIGH    LOW

First Quarter     12.50  11.77    12.75   9.63   8-7/8  7
Second Quarter    13.85  12.15    12.35  10.65   8-1/2  7-3/8
Third Quarter     13.50  12.25    11.95  10.50   9-1/2  8-1/8
Fourth Quarter    13.54  12.22    12.50  10.25   9-3/4  8-3/8

      On March 14, 2003, the closing price of the Company's stock was $14.01.

      As  of  December  31, 2002, there were approximately  1,000 shareholders of the Company's common stock based on the number of record owners.

      For the years ended December 31, 2002, 2001 and 2000, total dividends paid by the Company amounted to $6,568,295 or $.8650 per share ($.6738 taxed as ordinary income and $.1912 taxed as a long-term capital gain), $5,980,540 or $.8025 per share (all taxed as ordinary income) and , $5,555,941 or $.7575 per share ($.7102 taxed as ordinary income, $.0384 taxed as a long-term capital gain and $.0089 was a return of capital), respectively.

       Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. The Company elected REIT status beginning in 1992. As a REIT, the Company must pay out at least 90% of its taxable income in the form of a cash distribution to shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

                                             December 31,
                     2002          2001          2000         1999          1998
                  ___________    ___________  ___________  ___________   ___________
Operating Data:
 Total Revenues   $29,423,893    $26,882,399  $20,644,731  $18,807,085   $17,193,278
 Total Expenses    23,576,227     21,303,647   15,418,042   14,248,985    13,004,682
 Gain (Loss) on
  Sales Of
  Investment
  Property and
  Equipment           664,546       (28,264)     (37,318)      (1,964)        13,095
Net Income          6,512,212      5,550,488    5,189,371    4,556,136     4,201,691
Average Number
 of Shares
 Outstanding        7,600,266      7,457,636    7,339,684    7,252,774     7,042,701
Net Income Per
 Share -
 Basic                    .86            .74          .71          .63           .60
 Diluted                  .85            .74          .71          .63           .60
               . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Cash Flow Data:
Net Cash
 Provided by
 Operating
 Activities        $6,747,943     $4,277,851   $7,171,086    $6,770,625   $6,556,937
Net Cash Used by
 Investing
 Activities       (7,076,423)   (11,027,374)  (4,068,797)  (12,032,660)  (8,606,679)
Net Cash
 Provided (Used)
 by Financing
 Activities         1,099,628      6,918,095  (2,427,680)     5,154,277    2,690,831
               . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Balance Sheet
Data:
 Total Assets     $89,026,506    $80,334,844  $62,945,597   $58,575,312  $50,046,649
 Mortgages
  Payable          43,321,884     38,652,025   32,055,839    30,419,153   21,411,576
 Shareholders'
  Equity           29,736,417     27,964,534   22,839,426    21,391,307   23,212,813
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Other Data:
  Funds from
    Operations *   $9,319,106     $8,263,308   $7,845,528  $7,010,633     $6,591,995
Cash Dividends
  Per Share             .8650          .8025        .7575         .75          .7375


*Funds from Operations (FFO) is defined as net income excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO should be considered as a supplemental measure of operating performance used by real estate investment trust (REITs). FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost bases. The items excluded from FFO are significant components in understanding and assessing the Company's financial performance. FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity. FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

ITEM 6 - SELECTED FINANCIAL DATA

The Company's FFO is calculated as follows:


                        2002         2001         2000         1999        1998
                     __________   __________   __________   __________   _________


Net Income           $6,512,212   $5,550,488   $5,189,371   $4,556,136  $4,201,691

(Gain) Loss on
  Sales of
  Depreciable
  Assets                 (3,546)      28,264       37,318        1,946     (13,095)
Depreciation
  Expense             2,810,440    2,684,556    2,618,839    2,452,533   2,403,399
                     __________   __________   __________   __________   _________


FFO (1)              $9,319,106   $8,263,308   $7,845,528   $7,010,633  $6,591,995

                     ==========   ==========   ==========   ==========   =========


(1) Includes gain on sale of land of $661,000 in 2002.

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Revenue and Expense

2002 vs. 2001

     Rental and related income increased from $19,291,611 for the year ended December 31, 2001 to $20,140,691 for the year ended December 31, 2002 primarily due to the acquisition of a new community in 2001 and rental increases to residents. During 2002, the Company was able to obtain an average rent increase of approximately 3%.

       Overall occupancy rates are satisfactory with eight manufactured home communities experiencing vacancies over ten percent. Some of these vacancies are the result of expansions. The Company is also evaluating further expansion at selected communities in order to increase the number of available sites. Some of these communities are in various stages of expansion.

     Effective April 1, 2001, the Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), began to conduct manufactured home sales in its communities. This company was established to enhance the occupancy of the communities. Sales of manufactured homes, other income, cost of sales of manufactured homes and selling expenses are directly related to this operation.

     Interest and dividend income increased from $2,188,430 in 2001 to $2,867,142 in 2002 due to purchases of securities available for sale during 2001 and 2002.

     Gains on sales of securities available for sale increased from $257,142 in 2000 to $530,324 in 2001 to $794,950 in 2002.

      Community operating expenses increased from $9,004,164 for the year ended December 31, 2001 to $9,457,214 for the year ended December 31, 2002 primarily as a result of the acquisition of a new community in 2001 and increased insurance expense and personnel costs. Management anticipates that the increase in insurance costs will continue into 2003.

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

       General   and   administrative  expenses  increased   from
$2,015,685 in 2001 to $2,184,045 in 2002 primarily as a result of an increase in personnel costs.

      Interest expense increased from $2,825,894 in 2001 to $3,314,335 in 2002. This was primarily as a result of a higher average principal balance outstanding. Interest capitalized on construction in progress amounted to $162,600 and $146,000 for 2002 and 2001, respectively.

     Depreciation expense increased from $2,684,556 for the year ended December 31, 2001 to $2,810,440 for the year ended December
31, 2002 primarily as a result of the acquisition of a new community in 2001 and the completion of certain projects.

      Amortization of financing costs increased from $87,748 in 2001 to $112,200 in 2002 due to recent refinancing.

     Gain (loss) on sales of investment property and equipment increased from a loss of $28,264 in 2001 to a gain of $664,546 in 2002 primarily due to the sale of vacant land at a gain of $661,000.

      For the year ended December 31, 2002, the Company reported net income of $6,512,212 as compared to net income of $5,550,488 for the year ended December 31, 2001. The Company is currently experiencing modest inflation. Modest inflation is believed to have a favorable impact on the Company's financial performance. With modest inflation, the Company believes that it can increase rents sufficiently to match increases in operating expenses. High rates of inflation (more than 10%) could result in an inability to raise rents to meet rising costs and could create political problems such as the imposition of rent controls. The Company anticipates continuing profits in 2003.

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

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

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

      Depreciation expense increased from $2,618,839 for the year ended December 31, 2000 to $2,684,556 for the year ended December
31, 2001 primarily as a result of the acquisition of a new community and the completion of certain projects.

      Amortization of financing costs remained relatively stable in 2001 and 2000.

      For the year ended December 31, 2001, the Company reported net income of $5,550,488 as compared to net income of $5,189,371 for the year ended December 31, 2000.

Liquidity and Capital Resources

      The Company uses funds for real estate acquisitions, real property improvements, amortization of debt incurred in connection with such acquisitions and improvements, purchase of inventory of manufactured homes and investment in debt and equity securities of other REITs. The Company generates funds through cash flow from properties, sales of manufactured homes and its securities portfolio, mortgages on properties and increases in shareholder investments. The Company has liquidity available from a combination of short and long-term sources. The Company currently has mortgages payable totaling $43,321,884 secured by thirteen communities and loans payable totaling $12,358,965 primarily secured by investment securities and inventory of manufactured homes. The Company has a $2,000,000 line of credit with Fleet Bank, all of which was utilized at December 31, 2002. The Company believes that its 25 communities have market values in excess of historical cost. Management believes that this provides significant additional borrowing capacity.

      Net cash provided by operating activities decreased from $7,171,086 in 2000 to $4,277,851 in 2001, and increased to
$6,747,943 in 2002. The decrease in 2001 was primarily due to the initial purchase of inventory for the sales operation. Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory of manufactured homes, purchase of a manufactured home community in 2001 and expansion of existing communities.
The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

     In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements, purchase of manufactured homes for rent, scheduled mortgage amortization and dividend distributions.

     The Company also invests in debt and equity securities of other REITs. During 2002, the Company purchased approximately
$9,400,000 in these securities. The securities portfolio at December 31, 2002 has experienced an approximate 14% increase in value from cost.

      The Company estimates that in 2003 it will purchase approximately 25 manufactured homes to be used as rentals for a total cost of $500,000. Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent. Once rental homes reach 10 years old, the Company generally sells them.

     Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions, the Company is budgeting approximately $1,000,000 in capital improvements for 2003.

      The Company's only significant commitment and contractual obligation relates to the lease on its corporate offices as described in Note 9 to the Consolidated Financial Statements.

      The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan). Dividends reinvested are a significant additional source of liquidity and capital resources. During 2002, the Company paid $4,913,346 in dividends, which is net of $1,654,949 of dividends reinvested under the Plan. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 2002.

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

Critical Accounting Policies and Estimates

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

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

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

Recent Accounting Pronouncements

     In December, 2002, the Financial Accounting Standards Boards
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statement. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company has adopted the expanded disclosure requirements as of December 31, 2002.

Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, including the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13A-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

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

     The  following table sets forth information as  of  December
31, 2002, concerning the Company's debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

 Long-term
   Fixed                                        Average
   rate                     Carrying Value   Interest Rate  Fair Value
                            ______________   _____________  __________

                  2003        $ 3,188,122        7.50%
                  2004          9,618,647        7.54%
                  2005         11,090,532        7.50%
                  2006          1,695,862        6.38%
                  2007          3,960,632        6.39%
               Thereafter      13,768,089        6.40%
                             ____________
                  Total       $43,321,884                 $43,543,545
                              ===========                 ===========

     The Company also has approximately $12.4 million in variable rate debt due on demand. This debt primarily consists of a $9.2 million margin loan secured by marketable securities, a $2 million unsecured line of credit, and a $900 thousand inventory financing loan. The interest rates on these loans range from 3% to 7% at December 31, 2002. The carrying value of the Company's variable rate debt approximates fair value at December 31, 2002.

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

      The following is the Unaudited Selected Quarterly Financial
Data:

          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                       THREE MONTHS ENDED


2002                    March 31   June 30     September 30  December 31
____                   _________   _________     _________    _________

Total Revenue         $7,069,357  $7,490,084    $7,883,991   $6,980,461
Total Expenses         5,220,940   5,965,387     6,382,832    6,007,068
Net Income             1,851,744   1,520,345     1,493,901    1,646,222
Net Income per Share-
  Basic                      .25         .20           .19          .22
  Diluted                    .24         .20           .19          .22

2001                    March 31     June 30  September 30  December 31
____                   _________   _________     _________    _________

Total Revenues        $5,251,453  $7,376,519    $7,772,824   $6,481,603
Total Expenses         3,865,760   5,752,609     6,006,204    5,679,074
Net Income             1,396,010   1,614,574     1,750,748      789,156 (1)
Net Income per Share-
  Basic and Diluted          .19         .22           .23          .10

2000                    March 31     June 30  September 30  December 31
____                   _________   _________     _________    _________

Total Revenues        $5,158,326  $5,011,150    $5,153,950   $5,321,305
Total Expenses         3,698,650   3,782,536     3,805,600    4,131,256
Net Income             1,484,094   1,220,457     1,347,702    1,137,119
Net Income per Share -
 Basic and Diluted           .20         .17           .18          .16


  (1) Decrease due primarily to a decrease in sales activity and security transactions and an increase in insurance costs and property taxes.

ITEM  9  -  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                    Percent
Name, Age &    Principal Occupation         Director  Shares Owned  Of
Office Held    During the Past Five Years   Since     Beneficially  Stock
____________  ____________________________  ________  ____________  _______

Ernest V.     Financial Consultant;   (1976   1969      44,274 (1)  0.58%
Bencivenga    to  present);  Treasurer  and
Age: 85       Director  (1961  to  present)
Secretary/    and   Secretary   (1967    to
Treasurer     present) of Monmouth  Capital
and Director  Corporation;  Treasurer   and
              Director  (1968  to  present)
              of   Monmouth   Real   Estate
              Investment Corporation.

Anna T. Chew  Certified  Public Accountant;   1995     103,872 (2)  1.35%
Age:  45      Controller (1991 to  present)
Vice          and    Director   (1993    to
President and present)  of  Monmouth   Real
Chief         Estate             Investment
Financial     Corporation;       Controller
Office and    (1991   to   present),   Vice
Director      President  (2001 to  present)
              and    Director   (1994    to
              present)     of      Monmouth
              Capital Corporation.

Charles P.    Investor; Director  (1970  to   1969      60,318 (3)  0.79%
Kaempffer     present) of Monmouth  Capital
Age:  66      Corporation;  Director  (1974
Director      to  present) of Monmouth Real
              Estate             Investment
              Corporation;  Vice   Chairman
              and    Director   (1996    to
              present)  of  Community  Bank
              of New Jersey.

Eugene W.     Attorney at Law; Chairman  of   1969   1,076,182 (4) 13.89%
Landy         the  Board (2001 to present),
Age:  69      President    and     Director
Chairman of   (1961    to    present)    of
the Board and Monmouth              Capital
Director      Corporation;  President   and
              Director  (1968  to  present)
              of   Monmouth   Real   Estate
              Investment Corporation.

Samuel A.     Attorney  at  Law;   Director   1992     459,820 (5)  5.88%
Landy         (1989    to    present)    of
Age:  43      Monmouth     Real      Estate
President     Investment       Corporation;
amd Director  Director  (1994  to  present)
              of      Monmouth      Capital
              Corporation.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
(CONT'D.)

                                                                    Percent
Name, Age &    Principal Occupation         Director  Shares Owned  Of
Office Held    During the Past Five Years   Since     Beneficially  Stock

James          Attorney at Law;    General    2001      170,442 (6)   2.22%
Mitchell       Partner, Mitchell Partners,
Age:  63       L.P.; President,   Mitchell
Director       Capital Mgmt., Inc.

Richard H.     Vice President(1984      to    1986      104,664 (7)   1.36%
Molke          present)   of        Remsco
Age:  77       Associates,     Inc.,     a
Director       construction firm.

Eugene         Investor; Director (2001  to   1977       81,235 (8)   1.03%
Rothenberg     present)     of     Monmouth
Age:  71       Capital Corporation.
Director

Robert G.      Investor; Director (1963  to   1969      131,486 (9)   1.71%
Sampson        present)     of     Monmouth
Age:  78       Capital         Corporation;
Director       Director  (1968 to 2001)  of
               Monmouth     Real     Estate
               Investment      Corporation;
               General  Partner  (1983   to
               present)  of  Sampco,  Ltd.,
               an investment group.

               TOTALS............                     2,232,292      28.09%

1)  Includes  9,065 shares held by Mr. Bencivenga's wife  and  8,200 shares  held  in  the  United Mobile Homes,  Inc.  401(k)  Plan.
    Includes  10,000 shares issuable upon exercise of stock options.
    Excludes 5,000 shares issuable upon exercise of a stock  option, which stock option is not exercisable until June 20, 2003.

2) Includes 58,446 shares held jointly with Ms. Chew's husband and 5,426 shares held in the United Mobile Homes, Inc. 401(k) Plan.
    Includes  40,000 shares issuable upon exercise of stock options.
    Excludes 10,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until June 20, 2003.

3)  Includes  (a) 58,318 shares held as Trustee for Defined  Benefit
    Pension  Plan for which Mr. Kaempffer has power to vote and  (b)
    2,000 shares held by Mr. Kaempffer's wife.

4)  Includes (a) 79,854 shares held by Mr. Landy's wife, (b) 172,608 shares held by Landy Investments, Ltd. In which Mr. Landy has  a beneficial  interest, (c) 69,961 shares  held  in  the  Landy  &
    Landy,  Employees' Pension Plan, of which Mr. Landy is a Trustee with  power to vote, and (d) 128,212 shares held in the Landy  &
    Landy, Employees' Profit Sharing Plan, of which Mr. Landy  is  a
    Trustee with power to vote.  Excludes 236,912 shares held by Mr.
    Landy's  adult  children, Michael Landy and  Richard  Landy,  in
    which  he  disclaims any beneficial interest.   Includes  75,000
    shares issuable upon exercise of stock options.

5)  Includes  (a)  29,028 shares held jointly  with  Mr.  Samuel  A.
    Landy's  wife, (b) 26,573 in a custodial account for  his  sons,
    (c) 6,221 shares in the Samuel Landy Limited Partnership and (d)
    9,169 shares held in the United Mobile Homes, Inc. 401 (k) Plan.
    Includes 150,000 shares issuable upon exercise of stock options.

6)  Includes  135,425 shares held by Mitchell Partners in which  Mr.
    Mitchell has a beneficial interest.

7)  Includes (a) 48,261 shares owned by Mr. Molke's wife.

8)  Includes  (a) 56,878 shares held by Rothenberg Investment,  Ltd.
    in which Dr. Rothenberg has a beneficial interest.

9) Includes 48,492 shares held by Sampco, Ltd. In which he has a beneficial interest.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table.

      The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2002, 2001 and 2000 to the Chairman of the Board, President and Vice President. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and                              Annual Compensation
Principal     Year    Salary    Bonus   All Other     Options
Position

Eugene W.     2002    $150,000  $   -   $17,276 (1)
Landy         2001     150,000      -    15,076 (1)      -
Chairman of   2000     150,000      -    53,876 (1)      -
the Board

Samuel A.     2002    $285,000  $14,961 $21,585 (2)   25,000
Landy         2001     224,615   25,704  21,028 (2)   25,000
President     2000     214,615    8,269  18,432 (2)   25,000

Anna T. Chew  2002    $160,488  $16,194 $19,000 (3)   10,000
Vice          2001     145,898   15,631  17,646 (3)   10,000
President     2000     132,635   14,119  16,003 (3)   10,000

(1)  Represents   Directors'  fees and   fringe  benefits.   Also
     includes an accrual of $40,000 in 2000 for pension and other benefits in accordance with Eugene W. Landy's employment contract.

(2)  Represents    Directors'   fees,   fringe    benefits    and
     discretionary contributions by the Company to the  Company's
     401(k) Plan allocated to an account of the named executive officer.

(3) Represents Directors' fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

Stock Option Plan.

      The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended
December 31, 2002:

                                                     Potential Realized
                                                      Value at Assume
                                                           Annual
                     Granted     Price                 Rates for Option
            Options    to         Per   Expiration          Terms
Name        Granted Employees    Share     Date          5%         10%
____        _______ _________   ______ __________   ___________  ________

Samuel A.
  Landy      25,000       37%   $12.95   01/04/10      $110,991  $307,001
Anna T.
  Chew       10,000       15%   $12.60   06/20/10      $ 60,159  $144,092



      The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2002:


<S<

                                     Number of
                                    Unexercised          Value of
                                  Options at Year-  Unexercised Options
                                       End            At Year-End
Name          Shares      Value    Exercisable/        Exercisable/
            Exercised    Realized  Unexercisable      Unexercisable
____        _________    ________  _____________     __________________

Eugene W.
 Landy            -0-       N/A   75,000 /    -0-    $328,000   $   -0-
Samuel A.
 Landy            -0-       N/A  125,000 / 25,000    $394,062   $14,750
Anna T.
 Chew           8,000   $10,000   40,000 / 10,000    $162,475   $ 9,400

Compensation of Directors.

     The Directors receive a fee of $1,000 for each Board meeting attended, and an additional fixed annual fee of $10,000, payable $2,500 quarterly. Effective April 1, 2002, the per meeting fee was increased to $1,500. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

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

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

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

      Effective January 1, 2002, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $285,000 for 2002, $299,250 for 2003 and $314,212 for 2004 plus bonuses and customary fringe benefits. Bonuses shall be at the discretion of the Board of Directors and shall be based on certain guidelines. Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 25,000 shares in each year of the contract. On severance or disability, Mr. Samuel Landy is entitled to one year's pay.

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

Report of Compensation Committee.

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

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

      The  final  criteria in setting compensation is  comparable
wages  in  the  industry.   In  this regard,  the  REIT  industry
maintains excellent statistics.

Evaluation

      Mr. Eugene Landy is under an employment agreement with the Company. His base compensation under this contract is $150,000 per year. (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $150,000 and $17,276 in director's fees, fringe benefits and legal fees).

      The Committee also reviewed the progress made by Mr. Samuel
A. Landy, President. Funds from operations increased by approximately 13%. Mr. Samuel Landy is under an employment agreement with the Company. His base compensation under this contract is $285,000 for 2002.

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


                       1997    1998    1999   2000    2001   2002

United Mobile
Homes, Inc.            100      97      82    103     142     168
NAREIT All REIT        100      81      76     96     110     116
S & P 500              100     129     156    141     125      97

ITEM  12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT

      On December 21, 2002, no person owned of record, or was known by the Company to own beneficially more than five percent
(5%) of the shares of the Company, except the following:



                Name and Address
                       Of           Shares       Percent
Title of Class  Beneficial Owner    Owned        Of Class
______________  _____________     ___________   ___________

Common Stock    Eugene W. Landy
                20 Tuxedo Road
                Rumson, NJ
                07760              1,076,182         13.82%

Common Stock    Samuel A. Landy
                124 Federal Road
                Monroe Twp., NJ
                08831                459,820          5.88%



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 14(a)(1)(vi),
Note  9  of  the  Notes  to Consolidated Financial  Statements  -
Related Party Transactions.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
FORM 8-K


          The following Financial Statements are
(a) (1)   filed as part of this report.
                                                      Page(s)
                                                      _______

(i)       Independent Auditors' Report                   31

          Consolidated Balance Sheets as of December
(ii)      31, 2002 and 2001                              32

          Consolidated Statements of Income for the
          years ended December 31, 2002, 2001, and
(iii)     2000                                           33

          Consolidated Statements of Shareholders'
          Equity for the years ended December 31,
(iv)      2002, 2001 and 2000                          34-35

          Consolidated Statements of Cash Flows for
          the years ended December 31, 2002, 2001
(v)       and 2000                                       36

(vi)      Notes to Consolidated Financial Statements   37-49

          The following Financial Statement Schedule
          for the years ended December 31, 2002,
          2001 and 2000 is filed as part of this
(a) (2)   report

          Schedule III - Real Estate and Accumulated
(i)       Depreciation                                   50

     All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K, (CONT'D.)


(a) (3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit                        Description
  No.
_______  ______________________________________________________

(3)      Articles of Incorporation and By-Laws:

         (a)    Certificate  of  Incorporation  and   Amendments
         thereto  are incorporated by reference to the Company's
         Registration  Statement No. 2-92896-NY, and  Amendments
         thereto, filed with the SEC on August 22, 1984.

         (b) Certificate of Amendment to the Certificate of Incorporation dated May 24, 1988.

         (c) Certificate of Amendment to the Certificate of Incorporation dated May 28, 1998.

         (d)   By-laws.

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

         (e) Employment contract with Mr. Samuel A. Landy effective January 1, 2002.

         (f)    Employment  contract  with  Ms.  Anna  T.   Chew
         effective  January 1, 1998 is incorporated by reference
         to  that filed with the Company's 1997 Form 10-K  filed
         with the SEC on March 27, 1997.



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K, (CONT'D.)

 Exhibit                       Description
   No.
_______   _____________________________________________________

(21)      Subsidiaries of the Registrant:

          The   Company   operates  through  nine   wholly-owned
          multiple  Subsidiaries carrying on the  same  line  of
          business.   The  parent company of these  subsidiaries
          is  the  Registrant.   The line  of  business  is  the
          operation of manufactured home communities.

(23)      Consent of KPMG LLP.

(99.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002.

(99.2) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002.

(99.3) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

(99.4) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

(a)(3)(b) Reports of Form 8-K  - None

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
United Mobile Homes, Inc.:

We have audited the consolidated financial statements of United Mobile Homes, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP


Short Hills, New Jersey
March 7, 2003

           UNITED MOBILE HOMES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 2002 AND 2001

ASSETS                                   2002          2001
                                     ____________   ___________

INVESTMENT PROPERTY AND EQUIPMENT
  Land                                 $6,850,970    $7,212,035
  Site and Land Improvements           56,437,044    54,640,298
  Buildings and Improvements            2,748,600     2,745,194
  Rental Homes and Accessories          8,798,433     8,432,068
    Total Investment Property          74,835,047    73,029,595
  Equipment and Vehicles                3,919,983     3,611,353
                                     ____________   ___________
     Total Investment Property and
      Equipment                        78,755,030    76,640,948
  Accumulated Depreciation            (34,969,453)   32,349,006)
                                     ____________   ___________
    Net Investment Property and
      Equipment                        43,785,577    44,291,942
                                     ____________   ___________

OTHER ASSETS
  Cash and Cash Equivalents             2,338,979     1,567,831
  Securities Available for Sale        32,784,968    25,917,748
  Inventory of Manufactured Homes       2,775,459     2,782,665
  Notes and Other Receivables           4,800,969     3,291,355
  Unamortized Financing Costs             403,663       467,107
  Prepaid Expenses                        422,323       113,680
  Land Development Costs                1,714,568     1,902,516
                                     ____________   ___________

    Total Other Assets                 45,240,929    36,042,902
                                     ____________   ___________

  TOTAL ASSETS                        $89,026,506   $80,334,844
                                     ============   ===========


  - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                     $43,321,884   $38,652,025
                                     ____________   ___________

OTHER LIABILITIES
  Accounts Payable                        956,663       836,588
  Loans Payable                        12,358,965    10,692,683
  Accrued Liabilities and Deposits      2,141,636     1,711,232
  Tenant Security Deposits                510,941       477,782
                                     ____________   ___________

    Total Other Liabilities            15,968,205    13,718,285
                                     ____________   ___________

  Total Liabilities                    59,290,089    52,370,310
                                     ____________   ___________

SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per
   share, 10,000,000 shares
   authorized,  8,063,750 and
   7,888,632 shares issued and
   7,671,450 and 7,542,332 shares
   outstanding as of December 31,
   2002 and 2001, respectively            806,375       788,863
  Additional Paid-In Capital           29,411,328    27,409,361
  Accumulated Other
    Comprehensive Income                3,988,429     3,541,001
  Accumulated Deficit                    (667,793)     (667,793)
  Treasury Stock at Cost (392,300
   and 346,300 shares at
   December 31, 2002 and 2001,
   respectively)                       (3,709,922)   (3,106,898)
  Notes Receivable  from Officers
   (13,000 shares)                        (92,000)          -0-
                                     ____________   ___________

  Total Shareholders' Equity           29,736,417    27,964,534
                                     ____________   ___________
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY              $89,026,506   $80,334,844
                                     ============   ===========


   See Accompanying Notes to Consolidated Financial Statements

           UNITED MOBILE HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
      FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                2002         2001            2000
                                ____         ____            ____
REVENUES:

Rental and Related Income    $20,140,691   $19,291,611    $18,640,335
Sales of Manufactured Homes    5,538,202     4,766,189            -0-
Interest and Dividend
  Income                       2,867,142     2,188,430      1,747,254
Gain on Sale of Securities
   Available for Sale            794,950       530,324        257,142
Other Income                      82,908       105,845            -0-
                              __________   ___________   ____________

Total Revenues                29,423,893    26,882,399     20,644,731
                              __________   ___________   ____________

EXPENSES:
Community Operating Expenses   9,457,214     9,004,164      8,233,356
Cost of  Sales of
  Manufactured Homes           4,657,988     3,930,666            -0-
Selling Expenses               1,040,005       754,934            -0-
General and Administrative     2,184,045     2,015,685      1,852,309
Interest Expense               3,314,335     2,825,984      2,624,801
Depreciation Expense           2,810,440     2,684,556      2,618,839
Amortization of Financing
  Costs                          112,200        87,748         88,737
                              __________   ___________   ____________

Total Expenses                23,576,227    21,303,647     15,418,042
                              __________   ___________   ____________

Income Before Gain (Loss) on
  Sales of Investment
  Property and Equipment       5,847,666     5,578,752      5,226,689
Gain (Loss)  on Sales of
  Investment Property and
  Equipment                      664,546      (28,264)        (37,318)
                              __________   ___________   ____________

Net Income                    $6,512,212    $5,550,488    $ 5,189,371
                              ==========    ==========     ==========
Net Income Per Share -
  Basic                            $ .86         $ .74          $ .71
                              ==========    ==========     ==========
  Diluted                          $ .85         $ .74          $ .71
                              ==========    ==========     ==========
Weighted Average Shares
  Outstanding:
    Basic
                               7,600,266     7,457,636      7,339,684
                              ==========    ==========     ==========
    Diluted                    7,677,200     7,496,371      7,341,078
                              ==========    ==========     ==========


   See Accompanying Notes to Consolidated Financial Statements

           UNITED MOBILE HOMES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                 Other
                                               Additional   Accumulated
                        Common Stock Issued     Paid-In     Comprehensive
                        Number      Amount      Capital     Income/(Loss)
                        ________   ________    ____________  ___________

Balance December 31,
  1999                 7,483,196   $748,320    $24,549,267  $(1,662,178)

Common Stock Issued
  with the DRIP*         227,945     22,794      1,843,309          -0-
Distributions                -0-        -0-       (366,570)         -0-
Net Income                   -0-        -0-            -0-          -0-
Unrealized Net Holding
  Gains on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                 -0-        -0-            -0-    1,171,383
Purchase of Treasury
  Stock                      -0-        -0-            -0-          -0-
                        ________   ________       ________     ________
Balance December 31,
  2000                 7,711,141    771,114     26,026,006     (490,795)

Common Stock Issued
  with the DRIP*         163,491     16,349      1,669,682          -0-
Common Stock Issued
  through the Exercise
  of Stock Options        14,000      1,400        143,725          -0-
Distributions                -0-        -0-       (430,052)         -0-
Net Income                   -0-        -0-            -0-          -0-
Unrealized Net Holding
  Gains on  Securities
  Available for Sale
  Net of Reclassification
  Adjustment                 -0-        -0-            -0-    4,031,796
Purchase of Treasury
  Stock                      -0-        -0-            -0-          -0-
                        ________   ________       ________     ________
Balance December 31,
  2001                 7,888,632    788,863     27,409,361    3,541,001

Common Stock Issued
  with the DRIP*         135,418     13,542      1,641,407          -0-
Common Stock Issued
  through the Exercise
  of Stock Options        39,700      3,970        416,643          -0-
Distributions                -0-        -0-        (56,083)         -0-
Net Income                   -0-        -0-            -0-          -0-
Unrealized Net Holding
  Gains on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                 -0-        -0-            -0-      447,428
Purchase of Treasury
  Stock                      -0-        -0-            -0-          -0-
                        ________   ________       ________     ________
 Balance December 31,
  2002                 8,063,750   $806,375    $29,411,328   $3,988,429
                       =========   ========     ==========    =========


*Dividend Reinvestment and Stock Purchase Plan


   See Accompanying Notes to Consolidated Financial Statements

                              -34-

           UNITED MOBILE HOMES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
      FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                         Notes
                           Accumulated     Treasury    Receivable  Comprehensive
                             Deficit         Stock    From Officers   Income
                             ________     ___________ _____________ ____________
Balance December 31,
  1999
                            $(667,793)  $(1,576,309) $     -0-
Common Stock Issued with
  the DRIP*                       -0-           -0-        -0-
Distributions              (5,189,371)          -0-        -0-
Net Income                  5,189,371           -0-        -0-     $ 5,189,371
Unrealized Net Holding
  Gains on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                      -0-           -0-        -0-       1,171,383
Purchase of Treasury
  Stock                           -0-    (1,222,797)       -0-
                           __________    __________   ________     ___________
Balance December 31,
  2000                       (667,793)   (2,799,106)       -0-     $ 6,360,754
                                                                   ===========

Common Stock Issued with
  the DRIP*                       -0-           -0-        -0-
Common Stock Issued
  through the Exercise
  of Stock Options                -0-           -0-        -0-
Distributions              (5,550,488)          -0-        -0-
Net Income                  5,550,488           -0-        -0-     $ 5,550,488
Unrealized Net Holding
  Gains on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                      -0-           -0-        -0-       4,031,796
Purchase of Treasury
  Stock                           -0-      (307,792)       -0-
                           __________    __________   ________     ___________
Balance December 31,
  2001                       (667,793)   (3,106,898)       -0-     $ 9,582,284
                                                                   ===========

Common Stock Issued with
  the DRIP*                       -0-           -0-        -0-
Common Stock Issued
  through the Exercise
  of Stock Options                -0-           -0-    (92,000)
Distributions              (6,512,212)          -0-        -0-
Net Income                  6,512,212           -0-        -0-     $ 6,512,212
Unrealized Net Holding
  Gains on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                      -0-           -0-        -0-         447,428
Purchase of Treasury
  Stock                           -0-      (603,024)       -0-
                           __________    __________   ________     ___________
Balance December 31,
  2002                      $(667,793)  $(3,709,922)  $(92,000)    $ 6,959,640
                           ==========    ==========   ========     ===========

*Dividend Reinvestment and Stock Purchase Plan.


   See Accompanying Notes to Consolidated Financial Statements
                              -35-

           UNITED MOBILE HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                        2002          2001          2000
                                      _______       _______        _______

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                           $6,512,212    $5,550,488     $5,189,371
 Depreciation                         2,810,440     2,684,556      2,618,839
 Amortization of Financing Costs        112,200        87,748         88,737
 Gain on Sales of Securities
  Available for Sale Transactions     (794,950)      (530,324)      (257,142)
 (Gain) Loss  on Sales of
  Investment Property & Equipment     (664,546)        28,264         37,318
 Changes in Operating Assets and
  Liabilities -
  Inventory of Manufactured Homes         7,206    (2,782,665)           -0-
  Notes and Other Receivables        (1,509,614)   (1,376,909)      (832,320)
  Prepaid Expenses                     (308,643)        1,953          5,888
  Accounts Payable                      120,075       497,414        233,959
  Accrued Liabilities and Deposits      430,404        88,960        128,375
  Tenant Security Deposits               33,159        28,366        (41,939)
                                     __________    __________     __________
Net Cash Provided by Operating
Activities                            6,747,943     4,277,851      7,171,086
                                     __________    __________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Manufactured Home
   Community                                -0-    (2,503,126)           -0-
  Purchase of Investment Property
   and Equipment                     (2,640,164)   (2,199,133)    (1,382,130)
  Proceeds from Sales of Investment
   Property and Equipment             1,698,262       352,494        250,923
  Additions to Land Development Costs  (509,679)     (816,899)    (1,665,711)
  Purchase of Securities Available
   for Sale                          (9,360,375)   (9,858,324)    (4,282,988)
  Proceeds from Sales of
   Securities Available for Sale      3,735,533     3,997,614      3,011,109
                                     __________    __________     __________
  Net Cash Used by Investing
   Activities                        (7,076,423)  (11,027,374)    (4,068,797)
                                     __________    __________     __________
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from Mortgages and Loans   6,862,500     7,525,000     2,500,000
  Net Proceeds from Short-Term
   Borrowings                         1,666,282     5,053,213       965,085
  Principal Payments of Mortgages
   and Loans                         (2,192,641)     (928,814)     (863,314)
  Financing Costs on Debt               (48,756)     (274,128)     (116,816)
  Proceeds from Exercise of Stock
   Options                              271,113       145,125           -0-
  Collection on Notes Receivable
   from Officers                         57,500           -0-           -0-
  Dividends Paid                     (4,913,346)   (4,294,509)   (3,689,838)
  Purchase of Treasury Stock           (603,024)     (307,792)   (1,222,797)
                                     __________    __________    __________
 Net Cash Provided (Used) by
  Financing Activities                1,099,628     6,918,095    (2,427,680)
                                     __________    __________    __________
NET INCREASE (DECREASE)  IN CASH        771,148       168,572       674,609
 CASH & CASH EQUIVALENTS -
  BEGINNING                           1,567,831     1,399,259       724,650
                                     __________    __________    __________
 CASH & CASH EQUIVALENTS - END      $ 2,338,979    $1,567,831    $1,399,259
                                     ==========    ==========    ==========

   See Accompanying Notes to Consolidated Financial Statements
                              -36-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST

      United Mobile Homes, Inc. (the Company) has elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856-858 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS - The Company owns and operates twenty-five manufactured home communities containing 5,979 sites.
The  communities  are  located in New  Jersey,  New  York,  Ohio,
Pennsylvania and Tennessee.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME
  COMMUNITY                              LOCATION
_________________                      ___________

Allentown                  Memphis, Tennessee
Brookview Village          Greenfield Center, New York
Cedarcrest                 Vineland, New Jersey
Cranberry Village          Cranberry Township,Pennsylvania
Cross Keys Village         Duncansville, Pennsylvania
D& R Village               Clifton Park, New York
Fairview Manor             Millville, New Jersey
Forest Park Village        Cranberry Township, Pennsylvania
Heather Highlands          Inkerman, Pennsylvania
Highland Estates           Kutztown, Pennsylvania
Kinnebrook                 Monticello, New York
Lake Sherman Village       Navarre, Ohio
Laurel Woods               Cresson, Pennsylvania
Memphis Mobile City        Memphis, Tennessee
Oxford Village             West Grove, Pennsylvania
Pine Ridge Village         Carlisle, Pennsylvania
Pine Valley Estates        Apollo, Pennsylvania
Port Royal Village         Belle Vernon, Pennsylvania
River Valley Estates       Marion,  Ohio
Sandy Valley Estates       Magnolia, Ohio
Southwind Village          Jackson, New Jersey
Spreading Oaks Village     Athens, Ohio
Waterfalls Village         Hamburg, New York
Woodlawn Village           Eatontown, New Jersey
Wood Valley                Caledonia, Ohio


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

     Effective April 1, 2001, the Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc., (S&F), began to conduct manufactured home sales in its communities. Inherent in the operation of manufactured home communities is site vacancies. S&F was established to fill these vacancies and enhance the value of the communities.

BASIS OF PRESENTATION - The Company's subsidiaries are all 100% wholly-owned. The consolidated financial statements of the Company include all of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other Company, either consolidated or unconsolidated.

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

SECURITIES AVAILABLE FOR SALE - The Company's securities consist primarily of debt securities and common and preferred stock of other REITs. These securities are all publicly-traded and purchased on the open market or through dividend reinvestment plans. These securities are classified as available-for-sale and are carried at fair value. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized. A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment is charged to earnings and a new cost basis for the security established.
                              -38-

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

INVENTORY OF MANUFACTURED HOMES - Inventory of manufactured homes is valued at the lower of cost or market value and is determined by the specific identification method. All inventory is considered finished goods.

REVENUE RECOGNITION - The Company derives its income primarily from the rental of manufactured home sites. The Company also owns approximately 490 rental units which are rented to residents. Rental and related income is recognized on the accrual basis.

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

NET INCOME PER SHARE - Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (7,600,266, 7,457,636 and 7,339,684 in 2002, 2001 and 2000, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (7,677,200, 7,496,371 and 7,341,078 in 2002, 2001 and 2000,
respectively) (See Note 6). Options in the amount of 76,934, 38,735, and 1,394 for 2002, 2001, and 2000, respectively, are included in the diluted weighted average shares outstanding.

STOCK OPTION PLANS - Stock option plans are accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense would be recorded on the date of grant only if the current market price on the underlying stock exceeds the exercise price. The following are the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," which assumes the fair value based method of accounting had been adopted:

                                 2002       2001          2000

Net Income(Loss)as Reported   $6,512,212   $5,550,488   $5,189,371

Compensation expense if the
 fair value method had been
 applied                           8,815       63,861       71,590

Net Income  (Loss) Pro forma   6,503,397    5,486,627    5,117,781

Net Income (Loss) per Share:
   Basic    - As reported            .86          .74          .71
            - Pro forma              .86          .74          .70
   Diluted  - As reported            .85          .74          .71
            - Pro forma              .85          .73          .70

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000 dividend yield of 6.75% in 2002 and 8% for 2001 and 2000; expected volatility of 12.77% in 2002 and 25% in 2001 and 2000; risk-free interest rates of 3.40%, 4.29% and 6.50% in 2002, 2001 and 2000, respectively; and expected lives of 8 years in 2002 and 5 years in 2001 and 2000.

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

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT

      On October 1,  2002,  the  Company  sold  its  vacant  land
consisting of  65 acres  in  Chester County,  Pennsylvania.   Net
proceeds from the sale amounted to approximately $1,385,000, resulting in a realized gain of $661,000.

      The following is a summary of accumulated depreciation by major classes of assets:

                            December 31,     December 31,
                               2002             2001
                            ___________      ___________

Site and Land
  Improvements               $28,022,091     $26,083,752
Buildings and
  Improvements                 1,599,404       1,511,066
Rental Homes and
  Accessories                  2,466,630       2,182,822
Equipment and Vehicles         2,881,328       2,571,366
                             ___________     ___________
Total Accumulated
Depreciation                 $34,969,453     $32,349,006
                             ===========     ===========

NOTE 4 - SECURITIES AVAILABLE FOR SALE

       The Company's securities available for sale consist primarily of debt securities and common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

NOTE 4 - SECURITIES AVAILABLE FOR SALE, (CONT'D.)

     The following is a summary of securities available for sale at December 31, 2002 and 2001:

                                    2002                   2001
                                         Market                  Market
                             Cost        Value       Cost        Value
                            ______      ______      ______       ______

Equity Securities:

 Monmouth Real Estate
  Investment Corporation*
  (738,942 and 548,501
  Shares at December 31,
  2002 and 2001,
  respectively            $4,404,622  $5,113,476  $3,134,889   $3,537,834

 Monmouth Capital
  Corporation*
  (73,575 and 24,206
  shares at December 31,
  2002 and 2001,
  respectively)              230,864     255,304      62,076       65,839

Preferred Stock           15,599,262  18,012,877  12,623,026   15,219,657


Other Equity Securities    6,320,593   7,106,186   5,155,709    5,642,005

Debt Securities (maturing
  in 2009)                 2,241,198   2,297,125   1,401,047    1,452,413
                           _________   _________  __________   __________

                         $28,796,539 $32,784,968 $22,376,747  $25,917,748
                          ==========  ==========  ==========  ===========


     *  Related entity - See Note 9.

     Gross unrealized gains on debt securities amounted to $55,927 and $51,366 as of December 31, 2002 and 2001,
respectively. Gross unrealized gains on equity securities amounted to $4,033,203 and $3,578,486 as of December 31, 2002 and 2001, respectively. Gross unrealized losses on equity securities amounted to $100,701 and $88,851 as of December 31, 2002 and 2001, respectively.

     During the years ended December 31, 2002, 2001 and 2000, gross gains on sales of securities amounted to $823,573, $737,417, and $257,142, respectively. During the year ended December 31, 2002, 2001 and 2000, gross losses on sales of securities amounted to $28,623, $74,144 and $-0-. During the year ended December 31, 2001, the Company also realized a loss of $132,949 due to a writedown to fair value of securities available for sale which was considered other than temporarily impaired. Dividend income for the years ended December 31, 2002, 2001 and 2000 amounted to $2,376,286, $1,910,909, and $1,397,849, respectively. Interest income for the years ended December 31, 2002, 2001 and 2000 amounted to $490,856, $277,521, and
$349,405, respectively.

NOTE 5 - LOANS AND MORTGAGES PAYABLE

LOANS PAYABLE

      During 2002 and 2001, the Company purchased securities on margin. The margin loan interest rate at December 31, 2002 and 2001 was 3% and 3.875%, respectively and is due on demand. At December 31, 2002 and 2001, the margin loan amounted to $9,165,645 and $8,411,421, respectively, and is secured by investment securities with a market value of $32,784,968 and $25,917,748, respectively.

      The Company has a $2,000,000 agreement with Transamerica Commercial Finance Corporation (Transamerica) to finance inventory purchases. The interest rates range from prime (with a minimum of 6%) for each advance to prime plus 2% after one year. Advances under this line of credit were secured by the manufactured homes for which the advances were made. As of December 31, 2002, the amount outstanding with Transamerica was $908,340.

      The Company also has miscellaneous loans payable for equipment and vehicles and inventory totaling $284,980.

UNSECURED LINE OF CREDIT

      The  Company has a $2,000,000 unsecured line of credit with
Fleet Bank, all of which  was utilized at December 31, 2002.  The
interest  rate  on this line of credit is prime.   This  line  of
credit expires on  June 15, 2004.

MORTGAGES PAYABLE

      The following is a summary of mortgages payable at December
31, 2002 and 2001:

                                  Interest
Property               Due Date     Rate         2002        2001
                       ________   ________    ________     ________


Allentown              12-01-11     6.36%   $5,675,439   $5,767,117
Cranberry Village      08-02-04     7.86%    2,309,000    2,370,693
D & R Village          05-01-03      7.5%    3,188,122    3,289,479
Fairview Manor         07-27-07     6.39%    3,960,632    2,500,000
Forest Park Village    08-02-04     7.86%    3,694,400    3,793,109
Laurel Woods           10-10-06     6.38%    1,695,862    1,739,711
Port Royal Village     04-01-12     7.36%    5,330,337          -0-
Sandy Valley           03-01-04        7%    3,615,247    3,726,479
Waterfalls Village     01-01-08    4.625%    2,762,313    2,852,354
Various
 (4 properties)        12-01-05      7.5%   11,090,532   12,613,083
                                            __________   __________
TOTAL MORTGAGES PAYABLE                    $43,321,884  $38,652,025
                                            ==========   ==========

     At December 31, 2002 and 2001, mortgages are collateralized by real property with a carrying value of $40,409,176 and $34,704,950, respectively, before accumulated depreciation and amortization. Interest costs amounting to $162,600, $146,000, and $180,600 were capitalized during 2002, 2001 and 2000, respectively, in connection with the Company's expansion program.

NOTE 5 - LOANS AND MORTGAGES PAYABLE, (CONT'D.)

RECENT FINANCING

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

      On March 28, 2002, the Company obtained a $5,362,500 mortgage with Prudential Mortgage Capital Company. This mortgage is at an interest rate of 7.36% for a ten-year term with a thirty year amortization schedule. This loan is secured by Port Royal Village.

       Effective  January  1,  2003,  the  Company  extended  the
Waterfalls  Village mortgage for an additional five  years.   The
interest rate was reset to 4.625%.

     The aggregate principal payments of all mortgages payable are scheduled as follows:


     2003        $ 4,538,273
     2004         10,431,309
     2005         10,217,013
     2006          1,976,131
     2007          3,841,524
  Thereafter      12,317,634
                 ___________
    Total        $43,321,884
                 ===========


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

NOTE 6 - EMPLOYEE STOCK OPTIONS, (CONT'D.)

     A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended are as follows:


                           2002                 2001                2000
                         Weighted-             Weighted-           Weighted-
                          Average               Average             Average
                          Exercise             Exercise            Exercise
                Shares     Price      Shares     Price    Shares     Price
                _______   _______    _______    _______   _______   _______

Outstanding at
 beginning of
 year            440,200     $10.44   433,500     $10.45   396,500   $ 10.59

Granted           68,000      12.73    62,700      10.49    61,000      8.73
Exercised        (39,700)      10.59  (14,000)      10.37       -0-      -0-
Expired          (80,500)      13.06  (42,000)      10.68  (24,000)     8.38
                 _______              _______              _______
Outstanding
 at end of
 year            388,000      10.28   440,200      10.44   433,500     10.45
                 =======              =======              =======
Options
 Exercisable
 at end of
 year            320,000              377,500              372,500
                 =======              =======              =======
Weighted-
 Average
 Fair value
 of options
 granted
 during the
 year                           .35                 1.18                1.00
                            =======              =======             =======

     The following is a summary of stock options outstanding as of December 31, 2002:


 Date of    Number of    Number of    Option  Expiration
  Grant     Employees     Shares      Price      Date
_________  _________    _________    _______  _________

01/05/95             2       75,000      8.25   01/05/05
01/08/98             1       25,000     12.75   01/08/03
08/05/98             3       20,000     10.00   08/05/03
08/05/98             1       25,000     11.00   08/05/03
01/05/99             1       25,000   11.5625   01/05/04
09/28/99             6       29,000    8.8125   09/28/04
01/06/00             1       25,000    9.0625   01/06/05
07/17/00             6       34,000      8.50   07/17/05
01/02/01             1       25,000   10.3125   01/02/06
10/04/01            10       37,000     10.60   10/04/09
01/04/02             1      25,000*     12.95   01/04/10
06/20/02            12      43,000*     12.60   06/20/10
                          _________

                            388,000
                          =========

* Unexercisable

NOTE 6 - EMPLOYEE STOCK OPTIONS, (CONT'D.)

     During the year ended December 31, 2002, eight employees exercised their stock options and purchased 39,700 shares for a total of $420,613. Of this amount, 13,000 shares for a total of $149,500, were exercised through the issuance of notes receivable from officers. These notes receivable are at an interest rate of 5%, mature on June 25, 2007 and are collateralized by the underlying common shares. The balance of these notes receivable at December 31, 2002 amounted to $92,000, collateralized by 8,000 shares.

     As of December 31, 2002, there were 227,300 shares available for grant under these plans.

NOTE 7 - TREASURY STOCK

      During  the  years ended December 31, 2002  and  2001,  the
Company purchased 46,000 and 29,400 shares, respectively, of  its
own   stock   for   a  total  cost  of  $603,024  and   $307,792,
respectively.

NOTE 8 - 401(K) PLAN

      Any full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company's 401(k) Plan (Plan). Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of 15%) and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2002, 2001 and 2000, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary. This amounted to $42,411, $48,243 and $41,194 for 2002, 2001 and 2000,
respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS

TRANSACTIONS WITH MONMOUTH REAL ESTATE INVESTMENT CORPORATION

      During 2002, 2001 and 2000, the Company purchased shares of Monmouth Real Estate Investment Corporation (MREIC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). There are five Directors of the Company who are also Directors and shareholders of MREIC.

TRANSACTIONS  WITH MONMOUTH CAPITAL CORPORATION  AND  THE  MOBILE
HOME STORE, INC.

      During 2002, 2001 and 2000, the Company purchased shares of Monmouth Capital Corporation (MCC) common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). Seven directors of the Company are also directors and shareholders of MCC.

     Prior to April 1, 2001, The Mobile Home Store, Inc. (MHS), a wholly-owned subsidiary of MCC, sold and financed the sales of manufactured homes. MHS paid the Company market rent on sites where MHS had a home for sale. Total site rental income from MHS amounted to $33,370, and $109,550, respectively, for the years ended December 31, 2001 and 2000.

NOTE 9 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS, (CONT'D.)

     Effective April 1, 1996 through April 1, 2001, MHS leased space from the Company to be used as sales lots, at market rates, at most of the Company's communities. Total rental income relating to these leases amounted to $38,370 and $153,480 for the years ended December 31, 2001 and 2000, respectively.

     During 2001 and 2000, the Company had approximately $49,000, and $52,000 respectively, of rental homes that were sold to MHS at book value.

      During 2002, 2001 and 2000, the Company purchased from MHS at its cost, 2, 3, and 11 homes, respectively totaling $43,181 $47,953, and $201,399, respectively to be used as rental homes. On March 30, 2001, the Company also purchased at carrying value all of the remaining inventory of MHS. This amounted to $2,261,624. The Company also assumed the inventory financing of $1,833,871.

SALARY, DIRECTORS', MANAGEMENT AND LEGAL FEES

      During the years ended December 31, 2002, 2001 and 2000, salary, Directors', management and legal fees to Mr. Eugene W.
Landy and the law firm of Landy & Landy amounted to $162,800, $161,600 and $160,600, respectively.

OTHER MATTERS

     The Company has a three-year employment agreement and a five-year employment agreement with two of its executive officers. The agreements provide for base compensation, bonuses and fringe benefits, in addition to specified severance and retirement benefits. The Company is accruing these benefits over the terms
of  the  agreements.   Included  in  general  and  administrative
expense for the year ended December 31, 2000 was $40,000 in expense relating to severance and retirement benefits.

      In August, 1999, the Company entered into a lease for its corporate offices. The lease is for a five-year term at market rates with monthly lease payments of $12,000, plus its proportionate share of real estate taxes and common area maintenance. The lessor of the property is owned by certain officers and directors of the Company. The lease payments and the resultant lease term commenced on May 1, 2000. Approximately 50% of the monthly lease payment of $12,000, plus its proportionate share of real estate taxes and common area maintenance is reimbursed by other related entities utilizing the leased space (MCC and MREIC).

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

NOTE 10 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN,
          (CONT'D.)

     Amounts received and shares issued in connection with the DRIP for the years ended December 31, 2002, 2001 and 2000 were as follows:

                          2002          2001         2000
                         ______        ______       ______

Amounts
 Received/Dividends
 Reinvested             $1,654,949    $1,686,031   $1,866,103

Number of Share
Issued                     135,418       163,491      227,945

NOTE 11 - DISTRIBUTIONS

     The following dividends were paid to shareholders during the three years ended December 31, 2002, 2001 and 2000:

                      2002                    2001                   2000
  Quarter      ____________________   _____________________    ___________________
   Ended        Amount    Per Share    Amount     Per Share     Amount   Per Share
  _______      ________    ________   ________     ________    ________   ________
March 31      $1,602,746     $.2125  $1,442,387   $   .1950   $1,371,130   $ .1875
June 30        1,705,309      .2150   1,466,787       .1975    1,376,095     .1875
September 30   1,581,064      .2175   1,494,309       .2000    1,396,844     .1900
December 31    1,679,176      .2200   1,577,057       .2100    1,411,872     .1925
              __________   ________  __________    ________   __________   _______
              $6,568,295     $.8650  $5,980,540   $   .8025   $5,555,941   $ .7575
              ==========   ========  ==========    ========   ==========   =======

     Total distributions to shareholders for 2002 amounted to $6,568,295, or $.8650 per share, of which $.6738 was taxed as ordinary income and $.1912 was taxed as a long-term capital gain. This amount does not include the dividend resulting from the discount on shares purchased through the Company's Dividend Reinvestment and Stock Purchase Plan.

NOTE 12 - FEDERAL INCOME TAXES

      The Company elected to be taxed as a REIT. As the Company has distributed all of its income currently, no provision has been made for Federal income or excise taxes for the years ended
December 31, 2002, 2001 and 2000.

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

Limitations

      Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. All of the Company's securities available for sale have quoted market prices. However, for a portion of the Company's other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

          The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. For 2002, the fair and carrying value of mortgages payable amounted to $43,543,545 and $43,321,884. For 2001, the fair and carrying values of mortgages payable amounted to $38,719,558 and $38,652,025, respectively. The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 15 - SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME
          INFORMATION

     Cash paid during the years ended December 31, 2002, 2001 and 2000 for interest was $3,476,935, $2,971,894 and $2,805,401, respectively.

      During  the years ended December 31, 2002, 2001  and  2000,
land  development  costs of $697,627, $954,585  and   $1,063,099,
respectively   were  transferred  to  investment   property   and
equipment and placed in service.

     During the years ended December 31, 2002, 2001 and 2000, the
Company had dividend reinvestments of $1,654,949, $1,686,031 and $1,866,103, respectively which required no cash transfers.

NOTE 15 - SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME
          INFORMATION, (CONT'D.)


The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive
Income:

                                2002          2001            2000
                                _____       _____            _____
Unrealized holding gains
 (losses) arising during
 the year                     $1,242,378   $4,562,120     $1,428,525
Less: reclassification
  adjustment for gains
  realized in income            (794,950)    (530,324)      (257,142)
                               _________    _________      _________
Net unrealized
gains(losses)                   $447,428   $4,031,796     $1,171,383
                               =========    =========      =========

NOTE 16  -  RECENT ACCOUNTING PRONOUNCEMENTS

     In December, 2002, the Financial Accounting Standards Boards
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statement. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company has adopted the expanded disclosure requirements as of December 31, 2002.

                    UNITED MOBILE HOMES, INC.
                          SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2002

  Column A               Column B          Column C               Column D
                                         Initial Cost
                                                  Site, Land     Capitalization
                                                  & Building      Subsequent to
Description            Encumbrances      Land     Improvements     Acquisition
_______________________________________________________________________________

Memphis, TN             $5,675,439       $250,000  $ 2,569,101      $ 1,351,939
Greenfield Center, NY          -0-         37,500      232,547        2,128,168
Vineland, NJ                        (3)   320,000    1,866,323          816,859
Duncansville, PA               -0-         60,774      378,093          459,511
Cranberry Township,PA    2,309,000        181,930    1,922,932          229,409
Clifton Park, NY         3,188,122        391,724      704,021        1,180,474
Apollo, PA                     -0-        670,000    1,336,600          782,820
Cranberry Township, PA   3,694,400         75,000      977,225        1,113,256
Millville, NJ            3,960,632        216,000    1,166,517        4,275,636
Kutztown, PA                   -0-        145,000    1,695,041        4,229,199
Inkerman, PA                   -0-        572,500    2,151,569        2,485,717
Monticello, NY                 -0-        235,600    1,402,572        1,852,750
Navarre, OH                    -0-        290,000    1,457,673          712,771
Cresson, PA              1,695,862        432,700    2,070,426          135,222
Memphis, TN                    -0-         78,435      810,477        1,465,924
West Grove, PA                     (3)    175,000      990,515          912,295
Carlisle, PA                   -0-         37,540      198,321          917,876
Belle Vernon, PA         5,330,337        150,000    2,491,796        2,678,785
Marion, OH                     -0-        236,000      785,293        2,308,521
Athens, OH                     -0-         67,000    1,326,800          221,595
Magnolia, OH             3,615,247        270,000    1,941,430        1,734,314
Jackson, NJ                        (3)    100,095      602,820        1,295,743
Hamburg, NY              2,762,313        424,000    3,812,000          123,467
Eatontown, NJ                      (3)    157,421      280,749          201,949
Caledonia, OH                  -0-        260,000    1,753,206          448,434
                        __________     __________   __________       __________

                        32,231,352     $5,834,219  $34,924,046      $34,062,634
                                       ==========   ==========       ==========
Various                 11,090,532 (3)
                        __________
                       $43,321,884
                        ==========


                              -50A-

                    UNITED MOBILE HOMES, INC.
                          SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2002


     Column A                Column E (1) (2)                 Column F (1)
                     Gross Amount at Which Carried at 12/31/02
                                  Site, Land &
                                   Building                   Accumulated
Description           Land       Improvements      Total      Depreciation


Memphis, TN              $250,000  $3,921,040    $4,171,040   $2,735,686
Greenfield Center, NY     122,865   2,275,350     2,398,215    1,093,550
Vineland, NJ              408,206    ,594,976     3,003,182    1,843,046
Duncansville, PA           60,774     837,604       898,378      579,613
Cranberry Township, PA    181,930   2,152,340     2,334,270    1,706,095
Clifton Park, NY          391,724   1,884,495     2,276,219    1,011,363
Apollo, PA                670,000   2,119,420     2,789,420      553,679
Cranberry Township, PA     75,000   2,090,481     2,165,481    1,683,798
Millville, NJ             631,137   5,027,016     5,658,153    1,728,984
Kutztown, PA              404,239   5,665,001     6,069,240    1,501,360
Inkerman, PA              572,500   4,637,286     5,209,786    1,410,727
Monticello, NY            318,472   3,172,450     3,490,922    1,342,161
Navarre, OH               290,000   2,170,444     2,460,444    1,145,880
Cresson, PA               432,700   2,205,648     2,638,348       98,006
Memphis, TN                78,435   2,276,401     2,354,836    1,304,164
West Grove, PA            175,000    1,902,81     2,077,810    1,462,614
Carlisle, PA              145,473   1,008,264     1,153,737      713,999
Belle Vernon, PA          150,000   5,170,581     5,320,581    3,218,483
Marion, OH                236,000   3,093,814     3,329,814    1,210,555
Athens, OH                 67,000   1,548,395     1,615,395      351,942
Magnolia, OH              270,000   3,675,744     3,945,744    2,249,508
Jackson, NJ               100,095   1,898,563     1,998,658    1,511,973
Hamburg, NY               424,000   3,935,467     4,359,467      723,879
Eatontown, NJ             135,420     504,699       640,119      371,566
Caledonia, OH             260,000   2,201,640     2,461,640      521,347
                       __________  __________    __________   __________
                       $6,850,970 $67,969,929   $74,820,898  $32,073,978
                       ==========  ==========    ==========   ==========

                               -50B-

                    UNITED MOBILE HOMES, INC.
                          SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2002



Column A                   Column G    Column H     Column I
______________________________________________________________

                           Date of       Date      Depreciable
Description              Construction  Acquired       Life
______________________________________________________________


Memphis, TN             prior to 1980        1986     3 to 27.5
Greenfield Center, NY   prior to 1970        1977     3 to 27.5
Vineland, NJ                     1973        1986     3 to 27.5
Duncansville, PA                 1961        1979     3 to 27.5
Cranberry Township, PA           1974        1986     5 to 27.5
Clifton Park, NY        prior to 1972        1978     3 to 27.5
Apollo, PA                       1980        1995     5 to 27.5
Cranberry Township, PA  prior to 1980        1982     3 to 27.5
Millville, NJ           prior to 1980        1985     3 to 27.5
Kutztown, PA                     1971        1979     5 to 27.5
Inkerman, PA                     1970        1992     5 to 27.5
Monticello, NY                   1972        1988     5 to 27.5
Navarre, OH             prior to 1980        1987     5 to 27.5
Cresson, PA             prior to 1980        2001          27.5
Memphis, TN                      1955        1985     3 to 27.5
West Grove, PA                   1971        1974     5 to 27.5
Carlisle, PA                     1961        1969     3 to 27.5
Belle Vernon, PA                 1973        1983     3 to 27.5
Marion, OH              prior to 1950        1986     3 to 27.5
Athens, OH                       1980        1996     5 to 27.5
Magnolia, OH            prior to 1980        1985     5 to 27.5
Jackson, NJ                      1969        1969     3 to 27.5
Hamburg, NY             prior to 1980        1997          27.5
Eatontown, NJ           prior to 1964        1978     3 to 27.5
Caledonia, OH                    1980        1996     5 to 27.5



                              -50C-

                            /----------FIXED ASSETS-----------/
(1)  Reconciliation:         12/31/02     12/31/01     12/31/00
                             ________     ________     ________

    Balance - Beginning
      of Year             $73,015,447   $68,265,859  $66,608,020
                           __________    __________   __________
    Additions:
      Acquisitions                -0-     2,503,126          -0-
      Improvements          2,952,693     2,710,384    2,017,051
      Depreciation                -0-           -0-          -0-
                           __________    __________   __________
      Total Additions       2,952,693     5,213,510    2,017,051
                           __________    __________   __________
    Deletions               1,147,241       463,922      359,212
                           __________    __________   __________
                          $74,820,899   $73,015,447  $68,265,859
    Balance - End of Year  ==========    ==========   ==========

                           /-----ACCUMULATED DEPRECIATION-----/
   Reconciliation:           2002       12/31/01      12/31/00
                            ______       ______        ______
   Balance - Beginning
     of Year              $29,763,492  $27,526,792  $25,357,748
                           __________   __________   __________
   Additions:
     Acquisitions                 -0-          -0-          -0-
     Improvements                 -0-          -0-          -0-
     Depreciation           2,433,867    2,360,623    2,260,130
                           __________   __________   __________
     Total Additions        2,433,867    2,360,623    2,260,130
                           __________   __________   __________

   Deletions                  123,381      123,923       91,086
                           __________   __________   __________

   Balance - End of Year  $32,073,978  $29,763,492  $27,526,792
                           ==========   ==========   ==========



(2) The aggregate cost for Federal tax purposes approximates historical cost.

(3) Represents one mortgage note payable secured by five properties.



                              -50D-

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   UNITED MOBILE HOMES, INC.


                                   BY:  /s/Eugene W. Landy
EUGENE W. LANDY
                                   Chief Executive Officer
Dated:        March  15, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      Title                 Date

/s/Eugene W. Landy    Chief Executive
EUGENE W. LANDY       Officer and
                      Director              March  15, 2003

/s/Samuel A. Landy    President and
SAMUEL A. LANDY       Director              March  15, 2003

/s/Anna T. Chew       Vice President and
ANNA T. CHEW          Chief Financial
                      Officer
                      and Director          March  15, 2003

/s/Ernest V.          Secretary/Treasurer
Bencivenga            and
ERNEST V. BENCIVENGA  Director              March  15, 2003

/s/Charles P.         Director
Kaempffer
CHARLES P. KAEMPFFER                        March  15, 2003

/s/James Mitchell     Director
JAMES MITCHELL                              March  15, 2003

/s/Richard H. Molke   Director
RICHARD H. MOLKE                            March  15, 2003

/s/Eugene Rothenberg  Director
EUGENE ROTHENBERG                           March  15, 2003

/s/Robert G. Sampson  Director
ROBERT G. SAMPSON                           March  15, 2003