Form 10-Q
period 2003-03-31
UNITED MOBILE HOMES INC
filed 2003-05-14
CIK 752642

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 2003

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

        For Quarter Ended                 Commission File Number

         March 31, 2003                      0-13130

                     UNITED MOBILE HOMES, INC.
     (Exact name of registrant as specified in its charter)

      New Jersey                             22-1890929
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          identification number)

Juniper Business Plaza,  3499 Route 9 North, Suite 3-C, Freehold,
  NJ  07728

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

     Yes    X       No ____

The number of shares outstanding of issuer's common stock as of May 1, 2003 was 7,725,727 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                         MARCH 31, 2003



PART  I - FINANCIAL INFORMATION                      Page No.


Item 1 -  Financial Statements (Unaudited)

          Consolidated Balance Sheets                     3

          Consolidated Statements of Income               4

          Consolidated Statements of Cash Flows           5

          Notes to Consolidated Financial Statements     6-8

Item 2 -  Management   Discussion  and  Analysis  of
          Financial Conditions and Results of
          Operations                                     9-11

Item 3 -  Quantitative  and  Qualitative  Disclosures
          About Market Risk

          There have  been  no  material   changes to
          information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -  Controls and Procedures                         11

PARTII -  OTHER INFORMATION                               12

          SIGNATURES                                      13

                    UNITED MOBILE HOMES, INC
                    CONSOLIDATED BALANCE SHEET
           AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                             March 31,      December 31,
         -ASSETS-                             2003            2002

INVESTMENT PROPERTY AND EQUIPMENT
  Land                                      $ 6,850,970   $ 6,850,970
  Site and Land Improvements                 56,550,192    56,437,044
  Buildings and Improvements                  2,750,014     2,748,600
  Rental Homes and Accessories                8,834,022     8,798,433
                                             __________    __________
   Total Investment Property                 74,985,198    74,835,047
  Equipment and Vehicles                      3,991,852     3,919,983
                                             __________    __________
   Total Investment Property and  Equipment  78,977,050    78,755,030
  Accumulated Depreciation                 (35,605,986)  (34,969,453)
                                             __________    __________
   Net Investment Property and Equipment     43,371,064    43,785,577
                                              __________   __________
OTHER ASSETS
  Cash and Cash Equivalents                   1,483,105     2,338,979
  Securities Available for Sale              32,116,522    32,784,968
  Inventory of Manufactured Homes             2,811,919     2,775,459
  Notes and Other Receivables                 4,841,026     4,800,969
  Unamortized Financing Costs                   389,511       403,663
  Prepaid Expenses                              489,312       422,323
  Land Development Costs                      1,903,743     1,714,568
                                             __________    __________
    Total Other Assets                       44,035,138    45,240,929
                                             __________    __________
  TOTAL ASSETS                              $87,406,202   $89,026,506
                                             ==========    ==========
     - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                           $42,952,934   $43,321,884
                                             __________    __________
OTHER LIABILITIES
  Accounts Payable                              362,143       956,663
  Loans Payable                              11,356,162    12,358,965
  Accrued Liabilities and Deposits            2,129,770     2,141,636
  Tenant Security Deposits                      509,107       510,941
                                             __________    __________
    Total Other Liabilities                  14,357,182    15,968,205
                                             __________    __________
  Total Liabilities                          57,310,116    59,290,089
                                             __________    __________
SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per share,
   10,000,000 shares authorized,
   8,118,027 and 8,063,750 shares issued
   and 7,725,727 and 7,671,450 shares
   outstanding as of March 31, 2003 and
   December 31, 2002,respectively               811,803       806,375
  Additional Paid-In Capital                 30,059,511    29,411,328
  Accumulated Other
    Comprehensive Income                      3,602,247     3,988,429
  Accumulated Deficit                         (575,553)     (667,793)
  Treasury Stock at Cost (392,300 shares at
   March 31, 2003 and  December 31, 2002,
   respectively                             (3,709,922)   (3,709,922)
  Notes Receivable from Officers (13,000
   shares)                                     (92,000)      (92,000)
                                             __________    __________
    Total Shareholders' Equity               30,096,086    29,736,417
                                             __________    __________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                    $87,406,202    89,026,506
                                             ==========    ==========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 2003 AND 2002

                                  2003          2002
                                  ____          ____
REVENUES:
Rental and Related  Income      $5,149,611    $4,986,988
Sales of Manufactured Homes      1,496,093       913,518
Interest and Dividend  Income      885,361       618,115
Gain on Securities Available
 for Sales Transactions, net       194,516       532,819
Other Income                        25,591        17,917
                                __________    __________
Total Revenues                   7,751,172     7,069,357
                                __________    __________
EXPENSES:
Community Operating  Expenses    2,346,651     2,194,242
Cost of Sales of
 Manufactured Homes              1,193,019       810,750
Selling Expenses                   275,238       176,942
General and  Administrative
 Expenses                          565,096       536,398
Interest Expense                   828,035       773,903
Depreciation Expense               716,659       702,005
Amortization of  Financing
 Costs                              30,300        26,700
                                __________    __________
   Total Expenses                5,954,998     5,220,940
                                __________    __________
Income before Gain  on Sales
 of Investment Property  and
 Equipment                       1,796,174     1,848,417
Gain on Sales of Investment
  Property and Equipment             6,302         3,327
                                __________    __________
Net Income                      $1,802,476    $1,851,744
                                ==========    ==========
Net Income per Share -
  Basic                         $     0.23    $     0.25
                                ==========    ==========
  Diluted                       $     0.23   $      0.24
                                ==========    ==========
Weighted Average Shares
Outstanding -
   Basic                         7,692,519     7,551,161
                                ==========    ==========
   Diluted                       7,785,396     7,620,477
                                ==========    ==========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 4

                    UNITED MOBILE HOMES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 2003 AND 2002

                                               2003          2002
                                               ____          ____
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $1,802,476    $1,851,744
Non-Cash Adjustments:
Depreciation                                   716,659       702,005
Amortization                                    30,300        26,700
Gain on Securities Available for Sale
 Transactions                                (194,516)     (532,819)
Gain on Sales of Investment Property and
 Equipment                                     (6,302)       (3,327)

Changes in Operating Assets and
 Liabilities:
Inventory of Manufactured Homes               (36,460)       189,590
Notes and Other Receivables                   (40,057)     (247,526)
Prepaid Expenses                              (66,989)     (567,063)
Accounts Payable                             (594,520)     (319,534)
Accrued Liabilities and Deposits              (11,866)       272,481
Tenant Security Deposits                       (1,834)        15,600
                                            __________    __________
Net Cash Provided by Operating Activities    1,596,891     1,387,851
                                            __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and
 Equipment                                   (377,527)     (427,021)
Proceeds from Sales of Assets                   81,683        86,014
Additions to Land Development                (189,175)     (157,336)
Purchase of Securities Available for Sale    (188,786)   (3,031,002)
Proceeds from Sales of Securities
 Available for Sale                            665,566     2,052,260
                                            __________    __________
Net Cash Used by Investing Activities          (8,239)   (1,477,085)
                                            __________    __________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans                  -0-     5,574,723
Principal Payments of Mortgages and Loans  (1,371,753)     (266,316)
Financing Costs on Debt                       (16,148)      (36,306)
Proceeds from Exercise of Stock Options        201,950           -0-
Dividends Paid                             (1,258,575)   (1,192,194)
                                           __________     __________
Net Cash (Used) Provided by Financing
 Activities                                (2,444,526)     4,079,907
                                           __________     __________
NET (DECREASE) INCREASE  IN CASH
  AND CASH EQUIVALENTS                       (855,874)     3,990,673
CASH & CASH EQUIVALENTS - BEGINNING          2,338,979     1,567,831
                                            __________    __________
CASH & CASH EQUIVALENTS - ENDING            $1,483,105    $5,558,504
                                            ==========    ==========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 5

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2003
                           (UNAUDITED)
NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2003 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 2002 have been omitted.

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

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 92,877 and 69,316 shares for the quarters ended March 31, 2003 and 2002, respectively, are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $1,416,294 and $2,333,205 for the quarters ended March 31, 2003 and 2002, respectively.

NOTE 3 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 17, 2003, the Company paid $1,710,236 as a dividend of $.2225 per share to shareholders of record as of February 18, 2003. The Company received $451,661 from the Dividend Reinvestment and Stock Purchase Plan. There were 33,277 new shares issued under the Plan.

NOTE 4 -  EMPLOYEE STOCK OPTIONS

The Company has one stock-based employee compensation plan. Prior to 2003, the Company accounted for this plan under the recognition  and  measurement provision of APB  Opinion  No.  25,
"Accounting for Stock Issued to Employees", and the related interpretations. No stock-based employee compensation was reflected in net income prior to 2003. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". The Company has selected the prospective method of adoption under the provisions of SFAS No. 148. No compensation costs have been recognized in 2003 as the Company has not issued any stock options during the quarter ended March 31, 2003.

Had  compensation cost been determined consistent with  SFAS  No.
123, the Company's net income and earnings per share for the quarters ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts as follows:


                             2003          2002
                             ____          ____

Net Income as Reported     $1,802,476    $1,851,744

Compensation expenses if
 the fair value method
 had been applied               4,407         9,991
                           __________    __________
Net Income Pro forma       $1,798,069    $1,841,753
                           ==========    ==========
Net Income per share -
 as reported
   Basic                   $      .23    $      .25
   Diluted                 $      .23    $      .24

Net Income per share -
 pro forma
   Basic                   $      .23    $      .24
   Diluted                 $      .23    $      .24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

                          2002     2001
                          ____      ____

Dividend yield            6.75%       8%
Expected volatility         13%      25%
Risk-free interest rate   3.40%    4.29%
Expected lives                8        5

During the quarter ended March 31, 2003, five employees exercised their stock options and purchased 21,000 shares for a total of $201,950.

NOTE 5 -  CONTINGENCIES

The Company is under an investigation by the Environmental Protection Agency regarding its operation of its wastewater treatment facility at one community. The Company's wastewater treatment facilities are operated by licensed operators and supervised by a professional engineer. Management does not believe that this matter will have a material adverse effect on its business, assets, or results of operations.

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the Company.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the quarter ended March 31, 2003 and 2002 for interest was $860,635 and $805,603, respectively.

During the quarter ended March 31, 2003 and 2002, the Company had dividend reinvestments of $451,661 and $410,552, respectively, which required no cash transfers.

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

The Company generated $1,596,891 net cash provided by operating activities. The Company received new capital of $451,661 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $188,786 of securities of other real estate investment trusts. The Company had an increase in inventory of manufactured homes of $40,057. Effective April 1, 2001, the Company through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F) began to conduct manufactured home sales in its communities. Mortgages Payable decreased by $368,950 as a result of principal repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $4,986,988 for the quarter ended March 31, 2002 to $5,149,611 for the quarter ended March 31, 2003. This was primarily due to rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually. Interest and dividend income rose from $618,115 for the quarter ended March 31, 2002 to $885,361 for the quarter ended March 31, 2003. This was due primarily to purchases of Securities available for sale during 2002. Gain on securities available for sale transactions amounted to $194,516 and $532,819 for the quarters ended March 31, 2003 and 2002, respectively.

Community operating expenses increased from $2,194,242 for the quarter ended March 31, 2002 to $2,346,651 for the quarter ended March 31, 2003. This was primarily due to increased insurance expense and personnel costs. General and administrative expenses remained relatively stable for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. Interest expense increased from $773,903 for the quarter ended March 31, 2002 to $828,035 for the quarter ended March 31, 2003. This was primarily due to increased borrowings. Depreciation expense increased from $702,005 for the quarter ended March 31, 2002 to $716,659 for the quarter ended March 31, 2003. Depreciation expense and amortization of financing costs remained relatively stable for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

Sales of manufactured homes amounted to $1,496,093 and $913,518 for the quarters ended March 31, 2003 and 2002, respectively. Cost of sales of manufactured homes increased from $810,750 for the quarter ended March 31, 2002 to $1,193,019 for the quarter ended March 31, 2003. Selling expenses increased from $176,942 for the quarter ended March 31, 2002 to $275,238 for the quarter ended March 31, 2003. These increases are directly attributable to the increase in sales. Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $27,836 for the quarter ended March 31, 2003, as compared to a loss of $74,174 for the quarter ended March 31, 2002. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $1,387,851 for the quarter ended March 31, 2002 to $1,596,891 for the quarter ended March 31, 2003. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

FUNDS FROM OPERATIONS

Funds from Operations (FFO) is defined as net income excluding gains (or losses) from sales of depreciable assets, plus depreciation. FFO should be considered as a supplemental measure of operating performance used by real estate investment trust (REITs). FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost bases. The items excluded from FFO are significant components in understanding and assessing the Company's financial performance. FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity. FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company's FFO for the quarters ended March 31, 2003 and 2002 is calculated as follows:

                              2003          2002
                              ____          ____

Net Income                  $1,802,476    $1,851,744
Gain on Sales of               (6,302)       (3,327)
Depreciable Assets
Depreciation Expense           716,659       702,005
                            __________    __________
FFO                         $2,512,833    $2,550,422
                            ==========    ==========





                             Page 10
FUNDS FROM OPERATIONS, (CONT'D.)

The following are the cash flows provided (used) by operating, investing and financing activities for the quarters ended March
31, 2003 and 2002:

                           2003          2002
                           ____          ____

Operating Activities     $1,596,891    $1,387,851
Investing Activities        (8,239)   (1,477,085)
Financing Activities    (2,444,526)     4,079,907

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

Safe Harbor Statement

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

                    UNITED MOBILE HOMES, INC.


DATE:    May  12, 2003               By /s/  Samuel  A.Landy
                                        Samuel A. Landy
                                        President




DATE:   May 12, 2003                 By /s/ Anna T. Chew
                                        Anna T. Chew
                                        Vice President and
                                        Chief Financial Officer