Form 10-Q
period 2003-06-30
UNITED MOBILE HOMES INC
filed 2003-08-13
CIK 752642

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 2003

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended ____________________

   For Quarter Ended            Commission File Number

        June 30, 2003                 0-13130

                       UNITED MOBILE HOMES, INC.
        (Exact name of registrant as specified in its charter)

 New Jersey                                 22-1890929
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold,  NJ
                                                               07728

Registrant's telephone number, including area code (732) 577- 9997

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

     Yes    X   No ____

The number of shares outstanding of issuer's common stock as of August 1, 2003 was 7,863,255 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                          JUNE 30, 2003



PART  I - FINANCIAL INFORMATION                        Page  No.


Item 1 -  Financial Statements (Unaudited)

          Consolidated Balance Sheets                      3

          Consolidated Statements of Income                4

          Consolidated Statements of Cash Flows            5

          Notes to Consolidated Financial Statements       6-9

Item 2 -  Management   Discussion  and  Analysis   of
            Financial   Conditions   and   Results   of
            Operations                                     10-12

Item 3 -  Quantitative  and  Qualitative  Disclosures
            About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -  Controls and Procedures                          12

PART  II  OTHER INFORMATION                                13
-

          SIGNATURES                                       14


                    UNITED MOBILE HOMES, INC
                    CONSOLIDATED BALANCE SHEET
            AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                 -ASSETS-                   June 30, 2003   December 31,2002
                                            _____________   _____________
                                               (Unaudited)

INVESTMENT PROPERTY AND EQUIPMENT
  Land                                         $ 6,927,970       $ 6,850,970
  Site and Land Improvements                    57,606,556        56,437,044
  Buildings and Improvements                     2,773,313         2,748,600
  Rental Homes and Accessories                   9,239,485         8,798,433
                                               ___________       ___________
    Total Investment Property                   76,547,324        74,835,047
  Equipment and Vehicles                         4,217,536         3,919,983
                                               ___________       ___________
    Total Investment Property and
      Equipment                                 80,764,860        78,755,030
  Accumulated Depreciation                     (36,274,434)      (34,969,453)
                                               ___________       ___________
    Net Investment Property and Equipment       44,490,426        43,785,577
                                               ___________       ___________
OTHER ASSETS
  Cash and Cash Equivalents                      1,726,773         2,338,979
  Securities Available for Sale                 31,195,984        32,784,968
  Inventory of Manufactured Homes                2,930,689         2,775,459
  Notes and Other Receivables                    5,903,592         4,800,969
  Unamortized Financing Costs                      380,015           403,663
  Prepaid Expenses                                 572,135           422,323
  Land Development Costs                         2,131,938         1,714,568
                                               ___________       ___________
    Total Other Assets                          44,841,126        45,240,929
                                               ___________       ___________
  TOTAL ASSETS                                 $89,331,552       $89,026,506
                                               ===========       ===========
     - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                              $41,565,556       $43,321,884
                                               ___________       ___________
OTHER LIABILITIES
  Accounts Payable                               1,143,233           956,663
  Loans Payable                                 11,298,294        12,358,965
  Accrued Liabilities and Deposits               1,870,271         2,141,636
  Tenant Security Deposits                         497,483           510,941
                                               ___________       ___________
    Total Other Liabilities                     14,809,281        15,968,205
                                               ___________       ___________
  Total Liabilities                             56,374,837        59,290,089
                                               ___________       ___________
SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per share,
    15,000,000 shares authorized,
    8,218,786 and 8,063,750 shares issued
    and 7,826,486 and 7,671,450 shares
    outstanding as of June 30, 2003 and
    December 31, 2002, respectively                821,879           806,375
  Additional Paid-In Capital                    31,429,449        29,411,328
  Accumulated Other
    Comprehensive Income                         4,858,086         3,988,429
  Accumulated Deficit                             (350,777)         (667,793)
  Treasury Stock at Cost (392,300 shares
    at June 30, 2003 and  December 31,
    2002)                                       (3,709,922)       (3,709,922)
  Notes Receivable from Officers (13,000
    shares)                                        (92,000)          (92,000)
                                               ___________       ___________
    Total Shareholders' Equity                  32,956,715        29,736,417
                                               ___________       ___________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                       $89,331,552       $89,026,506
                                               ===========       ===========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 3


                    UNITED MOBILE HOMES, INC.
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE AND SIX MONTHS ENDED
                     JUNE 30, 2003 AND 2002

                                THREE MONTHS                SIX MONTHS
                            6/30/03     6/30/02        6/30/03         6/30/02
                           ________    ________       ________        ________
REVENUES:
Rental and Related
  Income                   $5,226,202   $5,007,991    $10,375,813     $9,994,979
Sales of Manufactured
  Homes                     1,734,572    1,563,144      3,230,665      2,476,662
Interest and Dividend
  Income                      811,562      718,962      1,696,923      1,337,077
Gain on Securities
  Available for Sales
  Transactions, net           477,065      169,919        671,581        702,738
Other Income                   40,070       30,068         65,661         47,985
                            _________    _________      _________      _________

Total Revenues              8,289,471    7,490,084     16,040,643     14,559,441

                            _________    _________      _________       ________

EXPENSES:
Community Operating
  Expenses                  2,488,873    2,335,933      4,835,524      4,530,175
Cost of Sales of
  Manufactured Homes        1,349,726    1,269,464      2,542,745      2,080,214
Selling Expenses              297,640      283,541        572,878        460,483
General and
  Administrative Expenses     666,630      535,126      1,231,726      1,071,524
Interest Expense              803,380      816,603      1,631,415      1,590,506
Depreciation Expense          716,780      698,020      1,433,439      1,400,025
Amortization of
  Financing Costs              30,300       26,700         60,600         53,400
                            _________    _________      _________       _________

  Total Expenses            6,353,329    5,965,387     12,308,327     11,186,327
                            _________    _________      _________      _________

Income before Gain on
  Sales of Investment
  Property and Equipment    1,936,142    1,524,697      3,732,316      3,373,114
Gain (Loss) on Sales of
  Investment Property
  and Equipment                31,252       (4,352)        37,554         (1,025)
                            _________     _________      _________       _________

Net Income                 $1,967,394   $1,520,345     $3,769,870     $3,372,089

                            =========    =========      =========      =========

Net Income per Share -
  Basic                    $     .25     $ 0  .20       $    .49      $      0.45

                           =========    =========      =========       =========

  Diluted                  $    .25      $   0.20       $    .48      $      0.44

                           =========    =========      =========       =========

Weighted Average Shares
Outstanding -
   Basic                    7,760,917    7,590,344      7,726,860       7,569,767

                           =========    =========      =========       =========

   Diluted                  7,866,355    7,682,489      7,824,096       7,657,560

                           =========    ==========      =========       =========


                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 4


                    UNITED MOBILE HOMES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED
                     JUNE 30, 2003 AND 2002
                                               2003           2002
                                              ______         ______

Net Income                                  $3,769,870     $3,372,089
Non-Cash Adjustments:
Depreciation                                 1,433,439      1,400,025
Amortization                                    60,600         53,400
Gain on Securities Available for Sale
  Transactions                                (671,581)      (702,738)
(Gain) Loss on Sales of Investment
  Property and Equipment                       (37,554)         1,025

Changes in Operating Assets and
  Liabilities:
Inventory of Manufactured Homes               (155,230)        45,922
Notes and Other Receivables                 (1,102,623)    (1,079,262)
Prepaid Expenses                              (149,812)      (325,685)
Accounts Payable                               186,570       (405,899)
Accrued Liabilities and Deposits              (271,365)       499,505
Tenant Security Deposits                       (13,458)        18,523
                                            __________     __________

Net Cash Provided by Operating Activities    3,048,856      2,876,905
                                            __________     __________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community       (918,000)           -0-
Purchase of Investment Property and
  Equipment                                 (1,384,118)      (952,830)
Proceeds from Sales of Assets                  201,384        151,714
Additions to Land Development                 (417,370)      (344,380)
Purchase of Securities Available for Sale   (1,137,098)    (5,044,831)
Proceeds from Sales of Securities
Available for Sale                           4,267,320      2,806,911
                                            __________     __________
Net Cash Provided (Used) by Investing
  Activities                                   612,118    (3,383,416)
                                            __________     __________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans                  -0-     6,862,500
Principal Payments of Mortgages and Loans   (2,816,999)   (4,166,843)
Financing Costs on Debt                        (36,952)      (37,369)
Proceeds from the Dividend Reinvestment
  and Stock Purchase Plan                      675,854           -0-
Proceeds from Exercise of Stock Options        458,513       117,050
Dividends Paid                              (2,553,596)   (2,482,787)
Purchase of Treasury Stock                         -0-      (131,449)
                                            __________     __________
Net Cash (Used) Provided by Financing
  Activities                                (4,273,180)      161,102
                                            __________     __________
NET DECREASE  IN CASH AND CASH                (612,206)     (345,409)
  EQUIVALENTS
CASH & CASH EQUIVALENTS - BEGINNING          2,338,979     1,567,831
                                            __________     __________
CASH & CASH EQUIVALENTS - ENDING            $1,726,773    $1,222,422
                                            ==========    ==========


                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 5

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003
                           (UNAUDITED)
NOTE 1 - ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2003 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of United Mobile Homes, Inc. (the Company) for the year ended December 31, 2002 have been omitted.

The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. This company was established to enhance the occupancy of the communities. The consolidated financial statements of the Company include S&F and all of its other wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain   reclassifications  have  been  made  to  the  financial
statements for prior periods to conform to the current period presentation.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 105,438 and 96,951 shares for the three and six months ended June 30, 2003 respectively, and 92,145 and 87,793 shares for the three and six months ended June 30, 2002, respectively, are included in the diluted weighted average shares outstanding.

Total comprehensive income, including unrealized gains (losses) on securities available for sale, amounted to $3,223,233 and $4,639,527 for the three and six months ended June 30, 2003, respectively, and $2,232,710 and $4,565,915 for the three and six months ended June 30, 2002, respectively.

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT

On May 15, 2003, the Company acquired Woodland Manor (formerly Northway Manor), a manufactured home community located in West Monroe, New York. This community consists of 150 manufactured home sites, of which 65 are currently occupied. This community was purchased from MSCI 1998-CF1 West Monroe, LLC, an unrelated entity, for a purchase price, including closing costs, of approximately $918,000.

NOTE 4 - MORTGAGES PAYABLE

Effective May 1, 2003, the Company extended the D&R Village mortgage for an additional five years. The interest rate was reset to 4.625%.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 19, 2003, the Company amended the Dividend Reinvestment and Stock Purchase Plan to provide for monthly optional cash payments of not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company.

On  June  16, 2003, the Company paid $1,742,618 as a dividend  of
$.225  per  share to shareholders of record as of May  15,  2003.
Gross  dividends  paid for the six months  ended  June  30,  2003 amounted to $3,452,854, of which $899,258 was reinvested.

During  the six months ended June 30, 2003, the Company received, including  dividends reinvested, a total of $1,575,112  from  the
Dividend  Reinvestment  and  Stock  Purchase  Plan.   There  were
107,036 new shares issued under the Plan.

NOTE 6 - EMPLOYEE STOCK OPTIONS

The Company has one stock-based employee compensation plan. Prior to 2003, the Company accounted for this plan under the recognition  and  measurement provision of APB  Opinion  No.  25,
"Accounting for Stock Issued to Employees", and the related interpretations. No stock-based employee compensation was reflected in net income prior to 2003. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". The Company has selected the prospective method of adoption under the provisions of SFAS No. 148. No compensation costs have been recognized in 2003 as the Company has not issued any stock options during the six months ended June 30, 2003.

Had  compensation cost been determined consistent with  SFAS  No.
123, the Company's net income and earnings per share for the three and six months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts as follows:

                                Three Months                Six Months
                            6/30/03       6/30/02       6/30/03       6/30/02

Net Income as Reported     $1,967,394    $1,520,345    $3,769,870    $3,372,089
Compensation expenses
  if the fair value method
  had been applied              4,408         9,991        18,815        19,982
Net Income Pro forma       $1,962,986    $1,510,354    $3,761,055    $3,352,107

Net Income per share -
  as reported              $      .25    $      .20    $      .49    $      .45
     Basic
     Diluted               $      .25    $      .20    $      .48    $      .44
Net Income per share -
  pro forma
     Basic                 $      .25    $      .20    $      .49    $      .44
     Diluted               $      .25    $      .20    $      .48    $      .44

NOTE 6 - EMPLOYEE STOCK OPTIONS, (CONT'D.)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:



                             2002       2001
                           ________   ________

Dividend yield               6.75%         8%
Expected volatility            13%        25%
Risk-free interest rate      3.40%      4.29%
Expected lives                   8          5

During the six months ended June 30, 2003, seven employees exercised their stock options and purchased 48,000 shares for a total of $458,513. As of June 30, 2003, there were options outstanding to purchase 314,000 shares and 253,300 shares were available for grant under the plan.

NOTE 7 -  CONTINGENCIES

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

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2003 and 2002  for
interest  was $1,699,915 and $1,656,106, respectively.   Interest
cost capitalized to Land Development was $68,500 and $65,600 for the six months ended June 30, 2003 and 2002, respectively.

During  the six months ended June 30, 2003 and 2002, the  Company
had    dividend   reinvestments   of   $899,258   and   $825,268,
respectively, which required no cash transfers.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", which addresses consolidation by business enterprises of variable interest entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity
                             Page 8

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS, (CONT'D.)
at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.
Management believes that this Interpretation will not have a material impact on the Company's financial statements
In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after
June 30, 2003. The guidance should be applied prospectively. Management believes that this Statement will not have a material impact on the Company's financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that this Statement will not have a material impact on the Company's financial statements.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS  AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

United Mobile Homes, Inc. (the Company) owns and operates twenty-six manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income. The Company also purchases and holds securities of other real estate investment trusts.

The Company generated $3,048,856 net cash provided by operating activities. The Company received, including dividends reinvested of $899,258, new capital of $1,575,112 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company purchased $1,137,098 of securities of other real estate investment trusts. The Company had an increase in inventory of manufactured homes of $155,230. Effective April 1, 2001, the Company through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F) began to conduct manufactured home sales in its communities. Mortgages Payable decreased by $1,756,328 as a result of principal repayments.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,007,991 for the quarter ended June 30, 2002 to $5,226,202 for the quarter ended June 30, 2003. Rental and related income increased from $9,994,979 for the six months ended June 30, 2002 to $10,375,813 for the six months ended June 30, 2003. This was primarily due to the acquisition of a new community and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually. Interest and dividend income rose from $718,962 for the quarter ended June 30, 2002 to $811,562 for the quarter ended June 30, 2003. Interest and dividend income rose from $1,337,077 for the six months ended June 30, 2002 to $1,696,923 for the six months ended June 30, 2003. This was due primarily to purchases of Securities available for sale during 2003. Gain on securities available for sale transactions amounted to $477,065 and $671,581 for the quarter and six months ended June 30, 2003, respectively, as compared to $169,919 and $702,738 for the quarter and six months ended June 30, 2002, respectively.

Community operating expenses increased from $2,335,933 for the quarter ended June 30, 2002 to $2,488,873 for the quarter ended June 30, 2003. Community operating expenses increased from $4,530,175 for the six months ended June 30, 2002 to $4,835,524 for the six months ended June 30, 2003. This was primarily due to the acquisition of a new community and increased insurance expense and personnel costs. General and administrative expenses increased from $535,126 for the quarter ended June 30, 2002 to $666,630 for the quarter ended June 30, 2003. General and administrative expenses increased from $1,071,524 for the six months ended June 30, 2002 to $1,231,726 for the six months ended June 30, 2003. This was primarily due to an increase in professional fees. Interest expense remained relatively stable for the quarter and six months ended June 30, 2003 as compared to the quarter and six months ended June 30, 2002. Depreciation expense and amortization of financing costs remained relatively stable for the quarter and six months ended June 30, 2003 as compared to the quarter and six months ended June 30, 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

Sales of manufactured homes amounted to $1,734,572 and $3,230,665 for the quarter and six months ended June 30, 2003, respectively, as compared to $1,563,144 and $2,476,662 for the quarter and six months ended June 30, 2002, respectively. Cost of sales of manufactured homes amounted to $1,349,726 and $2,542,745 for the quarter and six months ended June 30, 2003, respectively, as compared to $1,269,464 and $2,080,214 for the quarter and six months ended June 30, 2002, respectively. Selling expenses amounted to $297,640 and $572,878 for the quarter and six months ended June 30, 2003, respectively, as compared to $283,541 and $460,483 for the quarter and six months ended June 30, 2002, respectively. These increases are directly attributable to the increase in sales. Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $87,206 and $115,042 for the quarter and six months ended June 30, 2003, respectively, as compared to $10,139 and a loss of $64,035 for the quarter and six months ended June 30, 2002, respectively. The Company has been experiencing an increase in gross margin. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $2,876,905 for the six months ended June 30, 2002 to $3,048,856 for the six months ended June 30, 2003. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company's FFO for the quarter and six months ended June 30, 2003 and 2002 is calculated as follows:


                         THREE MONTHS                SIX MONTHS


                      6/30/03      6/30/02        6/30/03     6/30/02
                    __________    __________    __________   __________

Net Income          $1,967,394   $1,520,345    $3,769,870   $3,372,089
Loss(Gain) on
Sales of
  Depreciable
  Assets               (31,252)       4,352       (37,554)       1,025
Depreciation
  Expense              716,780      698,020     1,433,439    1,400,025
                    __________    __________    __________  __________
FFO                 $2,652,922   $2,222,717    $5,165,755   $4,773,139
                    ==========    ==========    ==========  ==========

FUNDS FROM OPERATIONS (CONT'D.)

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June
30, 2003 and 2002:

                            2003         2002
                            ____         ____

Operating Activities    $3,048,856    $2,876,905
Investing Activities       612,118    (3,383,416)
Financing Activities    (4,273,180)      161,102

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K -

     (a)  Exhibits -

       31.1
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        31.2
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       32
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K -

           Form  8-K dated May 28, 2003 was filed to report  that
     the   Company  issued  a  press  release  regarding  a   new
     acquisition.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    UNITED MOBILE HOMES, INC.


DATE:      August 11, 2003         By /s/ Samuel A. Landy
                                   Samuel A. Landy
                                   President




DATE:     August 11, 2003           By /s/ Anna T. Chew
                                    Anna T. Chew
                                    Vice President and
                                    Chief Financial Officer