Form 10-Q
period 2003-09-30
UNITED MOBILE HOMES INC
filed 2003-11-13
CIK 752642

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 2003

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _________________

For Quarter Ended                     Commission File Number

September 30, 2003                           0-13130

                     UNITED MOBILE HOMES, INC.
(Exact name of registrant as specified in its charter)

   Maryland                                  22-1890929
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

     Yes    X   No ____

The number of shares outstanding of issuer's common stock as of November 1, 2003 was 8,027,858 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                       SEPTEMBER 30, 2003



PART  I - FINANCIAL INFORMATION                         Page No.



Item 1 -  Financial Statements (Unaudited)

          Consolidated Balance Sheets                        3

          Consolidated Statements of Income                  4

          Consolidated Statements of Cash Flows              5

          Notes to Consolidated Financial Statements      6-10

Item 2 -  Management   Discussion  and   Analysis   of
          Financial   Conditions   and   Results    of   11-14
          Operations

Item 3 -  Quantitative  and  Qualitative   Disclosures
          About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -  Controls and Procedures                           14

PART II - OTHER INFORMATION                                 15

          SIGNATURES                                        16


                    UNITED MOBILE HOMES, INC
                    CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                             September 30,     December 31
                 -ASSETS-                        2003             2002
                                               ___________     ___________
                                               (Unaudited)

INVESTMENT PROPERTY AND EQUIPMENT
  Land                                         $ 6,927,970    $  6,850,970
  Site and Land Improvements                    57,923,642      56,437,044
  Buildings and Improvements                     2,781,232       2,748,600
  Rental Homes and Accessories                   9,385,129       8,798,433
                                               ___________     ___________
    Total Investment Property                   77,017,973      74,835,047
  Equipment and Vehicles                         4,401,702       3,919,983
                                               ___________     ___________
    Total Investment Property and
      Equipment                                 81,419,675      78,755,030
  Accumulated Depreciation                     (36,964,141)    (34,969,453)
                                               ___________     ___________
    Net Investment Property and Equipment       44,455,534      43,785,577
                                               ___________     ___________
OTHER ASSETS
  Cash and Cash Equivalents                      1,364,858       2,338,979
  Securities Available for Sale                 31,545,904      32,784,968
  Inventory of Manufactured Homes                2,647,307       2,775,459
  Notes and Other Receivables                    6,536,261       4,800,969
  Unamortized Financing Costs                      388,491         403,663
  Prepaid Expenses                                 854,279         422,323
  Land Development Costs                         2,647,371       1,714,568
                                               ___________     ___________
    Total Other Assets                          45,984,471      45,240,929
                                               ___________     ___________
  TOTAL ASSETS                                 $90,440,005     $89,026,506
                                               ===========     ===========
     - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                              $44,659,004     $43,321,884
                                               ___________     ___________
OTHER LIABILITIES
  Accounts Payable                                 609,623         956,663
  Loans Payable                                  6,605,299      12,358,965
  Accrued Liabilities and Deposits               1,624,059       2,141,636
  Tenant Security Deposits                         510,996         510,941
                                               ___________     ___________
    Total Other Liabilities                      9,349,977      15,968,205
                                               ___________     ___________
  Total Liabilities                             54,008,981      59,290,089
                                               ___________     ___________
SHAREHOLDERS' EQUITY:
Common Stock - $.10 par value per share,
  23,000,000 and 15,000,000 shares
  authorized, 8,390,558 and 8,063,750
  shares issued and 7,998,258 and
  7,671,450  shares outstanding as of
  September 30, 2003 and December 31,
2002,   respectively                               839,056         806,375
  Additional Paid-In Capital                    33,828,387      29,411,328
  Accumulated Other
    Comprehensive Income                         5,308,399       3,988,429
  Accumulated Income (Deficit)                     165,104        (667,793)
  Treasury Stock at Cost (392,300
    shares at September 30, 2003 and
    December 31, 2002)                          (3,709,922)     (3,709,922)
  Notes Receivable from Officers (13,000
shares at December 31, 2002)                           -0-         (92,000)
                                               ___________     ___________
    Total Shareholders' Equity                  36,431,024      29,736,417
                                               ___________     ___________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                       $90,440,005     $89,026,506
                                               ===========     ===========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 3


                    UNITED MOBILE HOMES, INC.
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2003 AND 2002

                           THREE MONTHS              NINE MONTHS
                        9/30/03       9/30/02     9/30/03      9/30/02
                       ________      ________    ________     ________

REVENUES:
Rental and Related
  Income             $5,265,197   $5,081,035   $15,641,010  $15,076,014
Sales of
  Manufactured
  Homes               1,876,398    1,881,037     5,107,063    4,357,699
Interest and
  Dividend Income       848,860      812,766     2,545,783    2,149,843
Gain on Securities
Available for
  Sales
  Transactions,         815,358       92,212     1,486,939      794,950
  net
Other Income             28,292       16,941        93,953       64,926
                     __________   __________    __________   __________
Total Revenues        8,834,105    7,883,991    24,874,748   22,443,432
                     __________   __________    __________   __________
EXPENSES:
Community
Operating             2,639,788    2,363,990     7,475,312    6,894,165
  Expenses
Cost of Sales of
  Manufactured
  Homes               1,504,503    1,642,491     4,047,248    3,722,705
Selling Expenses        283,278      271,299       856,156      731,782
General and
  Administrative
  Expenses              566,584      517,341     1,798,310    1,588,865
Interest Expense        785,933      865,372     2,417,348    2,455,878
Depreciation Expense    723,080      695,639     2,156,519    2,095,664
Amortization of
  Financing Costs        30,300       26,700        90,900       80,100
                     __________   __________    __________   __________
   Total Expenses     6,533,466    6,382,832    18,841,793   17,569,159
                     __________   __________    __________   __________
Income before Gain
  on Sales of
  Investment
  Property and
  Equipment           2,300,639    1,501,159     6,032,955    4,874,273
Gain (Loss) on
  Sales of
  Investment
  Property
  and Equipment          13,098       (7,258)       50,652       (8,283)
                     __________    __________   __________  ___________
Net Income           $2,313,737   $1,493,901    $6,083,607   $4,865,990
                     ==========   ==========    ==========   ==========
Net Income per
  Share -
    Basic            $      .29   $      .19    $     0.78   $      .64
                     ==========   ==========    ==========   ==========
    Diluted          $      .29   $      .19    $     0.77   $      .63
                     ==========   ==========    ==========   ==========
Weighted Average
  Shares
  Outstanding -
    Basic             7,905,395    7,627,344     7,788,311   7,587,282
                     ==========    =========    ==========  ==========
    Diluted           8,001,633    7,716,161     7,876,576   7,674,636
                     ==========    =========    ==========  ==========


                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 4


                    UNITED MOBILE HOMES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 2003 AND 2002
                                                 2003             2002
                                               ________          ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                    $6,083,607       $4,865,990
Non-Cash Adjustments:
Depreciation                                   2,156,519        2,095,664
Amortization                                      90,900           80,100
Gain on Securities Available for Sale
  Transactions                                (1,486,939)        (794,950)
(Gain) Loss on Sales of Investment
  Property and Equipment                         (50,652)           8,283

Changes in Operating Assets and
  Liabilities:
Inventory of Manufactured Homes                  128,152           48,766
Notes and Other Receivables                   (1,735,292)      (1,248,109)
Prepaid Expenses                                (431,956)        (587,452)
Accounts Payable                                (347,040)        (488,256)
Accrued Liabilities and Deposits                (517,577)         524,572
Tenant Security Deposits                              55           36,692
                                              ___________     ___________
Net Cash Provided by Operating Activities      3,889,777        4,541,300
                                              ___________      ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community         (918,000)             -0-
Purchase of Investment Property and
  Equipment                                   (2,196,617)      (1,382,909)
Proceeds from Sales of Assets                    338,793          185,664
Additions to Land Development                   (932,803)        (549,944)
Purchase of Securities Available for Sale     (5,741,183)      (6,527,677)
Proceeds from Sales of Securities
  Available for Sale                           9,787,156        3,735,533
Repayment of Notes Receivables from
  Officers                                        92,000              -0-
                                             ___________       ___________
Net Cash Provided (Used) by Investing
  Activities                                     429,346       (4,539,333)
                                             ___________       ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans              3,500,000        6,862,500
Principal Payments of Mortgages and Loans     (7,916,546)      (3,936,513)
Financing Costs on Debt                          (75,728)         (48,702)
Proceeds from the Dividend Reinvestment
  and Stock Purchase Plan                      2,350,004          137,050
Proceeds from Exercise of Stock Options          783,513           57,500
Dividends Paid, net of amount reinvested      (3,934,487)      (3,665,944)
Purchase of Treasury Stock                           -0-         (341,439)
                                             ___________       ___________

Net Cash Used by Financing Activities         (5,293,244)        (935,548)
                                             ___________       ___________
NET DECREASE  IN CASH
   AND CASH EQUIVALENTS                         (974,121)        (933,581)
CASH & CASH EQUIVALENTS - BEGINNING            2,338,979        1,567,831
                                             ___________       __________

CASH & CASH EQUIVALENTS - ENDING            $  1,364,858      $   634,250
                                             ===========      ===========


                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 5

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2003 (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

On September 29, 2003, United Mobile Homes, Inc. (the Company) changed its state of incorporation from New Jersey to Maryland.
The reincorporation was approved by the Company's shareholders at the Company's annual meeting on August 14, 2003.

The reincorporation was accomplished by the merger of the Company with and into its wholly-owned subsidiary, United Mobile Homes, Inc., a Maryland corporation, (United Maryland), which was the surviving corporation in the merger.

As a result of the merger, each outstanding share of the Company's Class A common stock, $.10 par value per share, was converted into one share of common stock, $.10 par value per share of United Maryland common stock. In addition, each outstanding option to purchase New Jersey Common Stock was converted into the right to purchase Maryland Common Stock upon the same terms and conditions as immediately prior to the Merger. The Company's 1994 Stock Option Plan, as amended, was assumed by United Maryland.

The conversion of the New Jersey Common Stock into Maryland Common Stock occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of New Jersey Common Stock are now deemed to represent the same number of shares of Maryland Common Stock.

Prior to the Merger, United Maryland had no assets or liabilities, other than nominal assets or liabilities. As a result of the Merger, United Maryland acquired all of the assets and all of the liabilities and obligations of the Company. The Merger was accounted for as if it were a "pooling of interests" rather than a purchase for financial reporting and related purposes, with the result that the historical accounts of the Company and United Maryland have been combined for all periods presented. United Maryland, has the same business, properties, directors, management, status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and principal executive offices as United Mobile Homes, Inc., a New Jersey corporation.

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2003 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2002 have been omitted.

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

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY, (CONT'D.)

Employee Stock Options

On August 14, 2003, the shareholders approved and ratified the Company's 2003 Stock Option Plan authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock. This Plan replaced the Company's 1994 Stock Option Plan which, pursuant to its terms, terminates
December 31, 2003. No future awards will be granted under the Company's 1994 Stock Option Plan.

Prior to 2003, the Company accounted for its stock option plan under the recognition and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. No stock-based employee compensation was reflected in net income prior to 2003. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". The Company has selected the prospective method of adoption under the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure". SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Had  compensation cost been determined consistent with  SFAS  No.
123, the Company's net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts as follows:

                                     Three Months                 Nine Months
                                    ____________               ____________
                               9/30/03        9/30/02         9/30/03    9/30/02
                              ________       ________       ________    ________
Net Income prior to
  compensation
  expense for grants in
  2003                      $2,320,650     $1,493,901     $6,090,520    $4,865,990
Compensation expense             6,913            -0-          6,913           -0-
                              ________       ________       ________      ________
Net Income as Reported       2,313,737      1,493,901      6,083,607     4,865,990
Compensation expenses if
  the fair value method
  had been applied                 -0-         19,084          8,815        39,066
                              ________      ________       ________      ________
Net Income Pro forma        $2,313,737     $1,474,817     $6,074,792    $4,826,924
                             =========     ==========     ==========    ==========
Net Income per share -
  as reported
    Basic                    $      .29    $      .19     $      .78    $      .64
    Diluted                  $      .29    $      .19     $      .77    $      .63
Net Income per share -
  pro forma
    Basic                    $      .29    $      .19     $      .78    $      .64
    Diluted                  $      .29    $      .19     $      .77    $      .63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

                            2003     2002     2001
                            ____     ____     ____

Dividend yield              6.75%    6.75%       8%
Expected volatility           19%      13%      25%
Risk-free interest rate     3.91%    3.40%    4.29%
Expected lives                  8        8        5

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY, (CONT'D.)

The weighted-average fair value of options granted during the nine months ended September 30, 2003 was $1.30.

During the nine months ended September 30, 2003, the following stock options were granted:

                           Number
Date of     Number of        of        Option     Expiration
 Grant      Employees      Shares      Price         Date

8/18/03          1         25,000      16.92        8/18/11
8/25/03         10         39,000      15.00        8/25/11


During the nine months ended September 30, 2003, nine employees exercised their stock options and purchased 78,000 shares for a total of $783,513. Additionally, stock options for a total of 31,000 shares expired without being exercised. As of September 30, 2003, there were options outstanding to purchase 343,000 shares and 1,436,000 shares were available for grant under the Company's 2003 Stock Option Plan.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 96,238 and 88,265 shares for the three and nine months ended September 30, 2003 respectively, and 88,817 and 87,354 shares for the three and nine months ended September 30, 2002, respectively, are included in the diluted weighted average shares outstanding.

Total comprehensive income, including change in unrealized gains (losses) on securities available for sale, amounted to $2,764,050 and $7,403,577 for the three and nine months ended September 30, 2003, respectively, and $817,843 and $5,383,758 for the three and nine months ended September 30, 2002, respectively.

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

NOTE 4 - MORTGAGES PAYABLE

Effective May 1, 2003, the Company extended the D&R Village mortgage for an additional five years. This mortgage payable is due on May 1, 2008 with the interest rate reset at 4.625%.

On August 28, 2003, the Company obtained a $3,500,000 mortgage loan with First National Community Bank, located in Dunmore, PA. This mortgage payable is due on August 28, 2018 with an interest rate of prime plus 1/4% (with a minimum rate of 4 1/2% and a maximum rate of 7 1/4%), for the first seven years.
Effective August 28,  2010, the  interest rate   will  be  prime
plus 1% (but not more than 3% greater than the prime rate on August 28, 2010). This loan is secured by Heather Highlands Mobile Home Park in Pittston, PA.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 19, 2003, the Company amended the Dividend Reinvestment and Stock Purchase Plan to provide for monthly optional cash payments of not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company.

On September 15, 2003, the Company paid $1,797,856 as a dividend of $.2275 per share to shareholders of record as of August 15, 2003. Gross dividends paid for the nine months ended September 30, 2003 amounted to $5,250,710, of which $1,316,223 was reinvested.

During  the  nine  months ended September 30, 2003,  the  Company received,  including dividends reinvested, a total of  $3,666,227
from  the  Dividend Reinvestment and Stock Purchase Plan.   There
were 248,808 new shares issued under the Plan.

NOTE 6 -  CONTINGENCIES

The Company is under an investigation by the Environmental Protection Agency regarding its operation of its wastewater treatment facility at one community. The Company's wastewater treatment facilities are operated by licensed operators and supervised by a professional engineer. Management does not believe that this matter will have a material adverse effect on its business, consolidated balance sheet, or results of operations.

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2003 and 2002for interest was $2,529,048 and $2,558,878, respectively. Interest cost capitalized to Land Development was $111,700 and $103,000 for the nine months ended September 30, 2003 and 2002, respectively.

During the nine months ended September 30, 2003 and 2002, the Company had dividend reinvestments of $1,316,223 and $1,223,175, respectively, which required no cash transfers.

During the nine months ended September 30, 2002, two officers exercised their stock options for 13,000 shares through the issuance of $149,500 of notes receivable.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", which addresses consolidation by business enterprises of variable interest entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Management believes that this Interpretation will not have a material impact on the Company's financial statements. On October 9, 2003, the effective date was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, with some exceptions, and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively. Management believes that this Statement will not have a material impact on the Company's financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that this Statement will not have a material impact on the Company's financial statements. On October 29, 2003, the FASB voted to indefinitely defer certain provisions of this statement relating to non-controlling (minority) interests in finite-like entities.

 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
 RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

On September 29, 2003, United Mobile Homes, Inc. (the Company) changed its state of incorporation from New Jersey to Maryland.
The reincorporation was approved by the Company's shareholders at the Company's annual meeting on August 14, 2003.

The reincorporation was accomplished by the merger of the Company with and into its wholly-owned subsidiary, United Mobile Homes, Inc., a Maryland corporation, (United Maryland), which was the surviving corporation in the merger.

As a result of the merger, each outstanding share of the Company's Class A common stock, $.10 par value per share, was converted into one share of common stock, $.10 par value per share of United Maryland common stock. In addition, each outstanding option to purchase New Jersey Common Stock was converted into the right to purchase Maryland Common Stock upon the same terms and conditions as immediately prior to the Merger. The Company's 1994 Stock Option Plan, as amended, was assumed by the United Maryland.

The conversion of the New Jersey Common Stock into Maryland Common Stock occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of New Jersey Common Stock are now deemed to represent the same number of shares of Maryland Common Stock.

Prior to the Merger, United Maryland had no assets or liabilities, other than nominal assets or liabilities. As a result of the Merger, United Maryland acquired all of the assets and all of the liabilities and obligations of the Company. United Maryland, has the same business, properties, directors, management, status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and principal executive offices as United Mobile Homes, Inc., a New Jersey corporation.

On May 15, 2003, the Company acquired a manufactured home community in West Monroe, New York. The Company now owns and operates twenty-six manufactured home communities. These manufactured home communities have been generating increased gross revenues and increased operating income. The Company also purchases and holds securities of other real estate investment trusts. Effective April 1, 2001, the Company through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F) began to conduct manufactured home sales in its communities.

The Company generated $3,889,777 net cash provided by operating activities. The Company received, including dividends reinvested of $1,316,223, new capital of $3,666,227 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company sold $8,300,217 and purchased $5,741,183 of securities of other real estate investment trusts. Mortgages Payable increased by $1,337,120 as a result of a new mortgage of $3,500,000 partially offset by principal repayments of $2,162,880.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,081,035 for the quarter ended September 30, 2002 to $5,265,197 for the quarter ended September 30, 2003. Rental and related income increased from $15,076,014 for the nine months ended September 30, 2002 to $15,641,010 for the nine months ended September 30, 2003. This was primarily due to the acquisition of a new community and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually. Interest and dividend income rose from $812,766 for the quarter ended September 30, 2002 to $848,860 for the quarter ended September 30, 2003. Interest and dividend income rose from $2,149,843 for the nine months ended September 30, 2002 to $2,545,783 for the nine months ended September 30, 2003. This was due primarily to purchases of Securities available for sale during 2003. Gain on securities available for sale transactions amounted to $815,358 and $1,486,939 for the quarter and nine months ended September 30, 2003, respectively, as compared to $92,212 and $794,950 for the quarter and nine months ended September 30, 2002, respectively.

Community operating expenses increased from $2,363,990 for the quarter ended September 30, 2002 to $2,639,788 for the quarter ended September 30, 2003. Community operating expenses increased from $6,894,165 for the nine months ended September 30, 2002 to $7,475,312 for the nine months ended September 30, 2003. This was primarily due to the acquisition of a new community and increased insurance expense, professional fees and personnel costs. General and administrative expenses increased from $517,341 for the quarter ended September 30, 2002 to $566,584 for the quarter ended September 30, 2003. General and administrative expenses increased from $1,588,865 for the nine months ended
September  30,  2002  to  $1,798,310 for the  nine  months  ended
September 30, 2003. This was primarily due to an increase in professional fees. Interest expense decreased from $865,372 for the quarter ended September 30, 2002 to $785,933 for the quarter ended September 30, 2003. Interest expense decreased from $2,455,878 for the nine months ended September 30, 2002 to $2,417,348 for the nine months ended September 30, 2003. This was primarily due to a decrease in loans payable and a decrease in interest rates. Depreciation expense and amortization of financing costs remained relatively stable for the quarter and nine months ended September 30, 2003 as compared to the quarter and nine months ended September 30, 2002.

Sales of manufactured homes amounted to $1,876,398 and $5,107,063 for the quarter and nine months ended September 30, 2003, respectively, as compared to $1,881,037 and $4,357,699 for the quarter and nine months ended September 30, 2002, respectively. Cost of sales of manufactured homes amounted to $1,504,503 and $4,047,248 for the quarter and nine months ended September 30, 2003, respectively, as compared to $1,642,491 and $3,722,705 for the quarter and nine months ended September 30, 2002, respectively. Selling expenses amounted to $283,278 and $856,156 for the quarter and nine months ended September 30, 2003, respectively, as compared to $271,299 and $731,782 for the quarter and nine months ended September 30, 2002, respectively. These fluctuations are directly attributable to the fluctuations in sales. Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $88,617 and $203,659 for the quarter and nine months ended September 30, 2003, respectively, as compared to $32,753 and a loss of $96,788 for the quarter and nine months ended September 30, 2002, respectively. The Company has been experiencing an increase in gross margin. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net   cash  provided  by  operating  activities  decreased   from
$4,541,300 for the nine months ended September 30, 2002 to $3,889,777 for the nine months ended September 30, 2003 primarily due to an increase in notes and other receivables and a decrease in accrued liabilities and deposits. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company's FFO for the quarter and nine months ended September
30, 2003 and 2002 is calculated as follows:



                     Three Months             Nine months
                  9/30/03    9/30/02     9/30/03       9/30/02
                 _________   _________  _________     __________


Net Income      $2,313,737   $1,493,901  $6,083,607     $4,865,990
Loss(Gain)on
  Sales of
  Depreciable
  Assets           (13,098)       7,258     (50,652)         8,283
Depreciation
  Expense          723,080      695,639   2,156,519      2,095,664
                 _________    _________   _________      __________

FFO             $3,023,719   $2,196,798  $8,189,474     $6,969,937

                =========    =========   =========      =========


The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended
September 30, 2003 and 2002:


                                     2003            2002
                                     _____           _____

Operating Activities              $3,889,777      $4,541,300
Investing Activities                 429,346      (4,539,333)
Financing Activities              (5,293,244)       (935,548)

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

The annual meeting of shareholders was held on August 14, 2003 to elect a Board of Directors for the ensuing year, to approve the selection of independent auditors, to approve a proposal by the Board of Directors to reincorporate the Company as a Maryland Corporation, and to approve the Company's 2003 Stock Option Plan. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

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

                    UNITED MOBILE HOMES, INC.


DATE:  November 10, 2003      By /s/ Samuel A. Landy
                              Samuel A. Landy
                              President




DATE:  November 10, 2003      By /s/ Anna T. Chew
                              Anna T. Chew
                              Vice President and
                              Chief Financial Officer