Form 10-K
period 2003-12-31
UNITED MOBILE HOMES INC
filed 2004-03-11
CIK 752642

Form 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)  OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period ___________ to___________

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

 Registrant's telephone number, including area code (732) 577-
9997

Securities  registered  pursuant to Section  12(b)  of  the  Act:
None

Securities  registered  pursuant to Section  12(g)  of  the  Act:
Common Stock $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      X      No ___

Indicate by check if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

Indicate  by  check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes    X    No ____

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2003 was $118,649,528. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2003 was $89,070,503.

The number of shares outstanding of issuer's common stock as of March 1, 2004 was 8,273,139 shares.

Documents Incorporated by Reference:
  -    Exhibits incorporated by reference are listed in Part IV;
     Item (a) (3).

                             PART I

ITEM I - BUSINESS

General Development of Business

      United Mobile Homes, Inc. (the Company) owns and operates twenty-six manufactured home communities containing 6,129 sites.
The  communities  are  located in New  Jersey,  New  York,  Ohio,
Pennsylvania and Tennessee.

      Effective January 1, 1992, the Company elected to be taxed as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code. (the Code), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856 860 of the Code. The Company is subject to franchise taxes in some of the states in which the Company owns property.

      The Company was incorporated in the state of New Jersey in 1968. On September 29, 2003, the Company changed its state of incorporation from New Jersey to Maryland. The reincorporation was approved by the Company's shareholders at the Company's annual meeting on August 14, 2003.

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

ITEM I - BUSINESS, (CONT'D.)

Background

       Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company's stock, spun off to its shareholders in a registered distribution three shares of United Mobile Homes, Inc. for each share of Monmouth Capital Corporation. The Company in 1984 and 1985 issued additional shares through rights offerings. The Company has been in operation for thirty-five years, the last eighteen of which have been as a publicly-owned corporation.

Narrative Description of Business

      The Company operates as part of a group of three public companies (all REITs) which includes United Mobile Homes, Inc., Monmouth Capital Corporation, and Monmouth Real Estate Investment Corporation (the affiliated companies). Some general and administrative expenses are allocated between the three affiliated companies based on use or services provided. The Company currently has approximately 100 employees. Allocations of salaries and benefits are made between the affiliated companies based on the amount of the employees' time dedicated to each affiliated company.

       The Company's primary business is the ownership and operation of manufactured home communities - leasing manufactured home spaces on a month-to-month basis to private manufactured home owners. The Company also leases homes to residents, and through its wholly-owned taxable REIT subsidiary, sells homes to residents and prospective residents of our communities.

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

ITEM I - BUSINESS, (CONT'D.)

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

     Effective April 1, 2001, the Company, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), began to conduct manufactured home sales, and financing of these sales, in its communities. Inherent in the operation of a manufactured home community is site vacancies. S&F was established to fill these vacancies and potentially enhance the value of the communities.

     Additional information about the Company can be found on the Company's website which is located at www.umh.com. The Company's filings with the Securities and Exchange Commission are made available through a link on the Company's website or by calling Investor Relations.

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

     The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. The securities portfolio, to the extent not pledged to secure borrowing, provides the Company with liquidity and additional income. Such securities

ITEM I - BUSINESS, (CONT'D.)

are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities. At December 31, 2003 and 2002, the Company had $31,096,211 and $32,784,968, respectively, of securities available for sale. Included in these securities are Preferred Stock and Debt securities of $16,249,188 and $3,438,000, respectively, at December 31, 2003, and $18,012,877 and $2,297,125, respectively, at December 31, 2002. The unrealized gain on securities available for sale at December 31, 2003 and 2002 amounted to $5,308,195 and $3,988,429, respectively.

Property Maintenance and Improvement Policies

      It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2004 will be consistent with 2003 expenditures, which amounted to approximately $2,000,000. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Risk Factors

Real Estate Industry and Competition Risks

     The Company's investments are subject to the risks generally associated with the ownership of real property, including the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative popularity (and thus the relative price) of the Company's real estate investments when compared to other investments, adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability of mortgage funds, costs and terms of mortgage funds, the financial conditions of residents and sellers of properties, changes in real estate tax rates and other operating expenses (including corrections of potential environmental issues as well as more stringent governmental regulations regarding the environment), governmental rules and fiscal policies including possible proposals for rent controls, as well as expenses resulting from acts of God, uninsured losses and other factors which are beyond the control of the Company. The Company's investments are primarily in rental properties and are subject to the risk or inability to attract or retain residents with a consequent decline in rental income as a result of adverse changes in local real estate markets or other factors.

       The Company competes for manufactured home community investments with numerous other real estate entities, such as individuals, corporations, REITs and other enterprises engaged in real estate activities, possibly including certain affiliates of the Company. In many cases, the competing concerns may be larger and better financed than the Company, making it difficult for the Company to secure new manufactured home community investments. Competition among private and institutional purchasers of manufactured home community investments has increased substantially in recent years, with resulting increases in the purchase price paid for manufactured home communities and consequent higher fixed costs.

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

Other Risks

        The market value of our Common Stock could decrease based on the Company's performance and market perception and conditions. The market value of the Company's Common Stock may be based primarily upon the market's perception of the Company's growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of the Company's underlying assets. The market price of the Company's
Common Stock is influenced by the dividend on the Company's Common Stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company's Common Stock to expect a higher dividend rate, which would adversely affect the market price of our Common Stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company's ability to service our indebtedness and pay dividends.

        There are restrictions on the transfer of the Company's Common Stock. To maintain the Company's qualification as a REIT under the Internal Revenue Code of 1986 (the Code), no more than 50% in value of the Company's outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, the Company's charter and bylaws contain provisions restricting the transfer of the Company's Common Stock.

        The Company's earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, management invests in and owns securities of other real estate investment trusts. To the extent that the value of those investments declines or those investments do not provide a return, the Company's earnings could be adversely affected.

        The Company is subject to restrictions that may impede management's ability to effect a change in control. Certain provisions contained in the Company's charter and bylaws, and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control.

ITEM I - BUSINESS, (CONT'D.)


          The Company may fail to qualify as a REIT. If the Company fails to qualify as a REIT, the Company will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, the Company might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service.

          Furthermore, the Company would no longer be required to make any distributions to the Company's stockholders as a condition to REIT qualification. Any distributions to stockholders that otherwise would have been subject to tax as capital gain dividends would be taxable as ordinary income to the extent of the Company's current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

          To qualify as a REIT, and to continue to qualify as a REIT, the Company must comply with certain highly technical and complex requirements. The Company cannot be certain it has complied, and will always be able to comply, with these requirements. In addition, facts and circumstances that may be beyond the Company's control may affect the Company's ability to continue to qualify as a REIT. The Company cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company's qualification as a REIT or with respect to the Federal income tax consequences of qualification. The
Company believes that it has qualified as a REIT since its inception and intends to continue to qualify as a REIT. However, the Company cannot assure you that the Company is qualified or will remain qualified.

          The Company may be unable to comply with the strict income distribution requirements applicable to REITs. To obtain the favorable tax treatment associated with qualifying as a REIT, among other requirements, the Company is required each year to distribute to its stockholders at least 90% of its REIT taxable income. The Company will be subject to corporate income tax on any undistributed REIT taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than the sum of (i) 85% of our ordinary income for the year, (ii) 95% of our capital gain net income for the year, and (iii) any undistributed taxable income from prior years. The Company could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT (and to avoid corporate income tax and the 4% excise tax), even if conditions were not favorable for borrowing.

          Notwithstanding the Company's status as a REIT, the Company is subject to various Federal, state and local taxes on our income and property. For example, the Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. The Company may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

ITEM I - BUSINESS, (CONT'D.)

Number of Employees

      On March 1, 2004, the Company had approximately 100 employees, including Officers. During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

ITEM 2 - PROPERTIES

      United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company owns twenty-six manufactured home communities containing 6,129 sites. The following is a brief description of the properties owned by the Company:

                                           2003       Current Rent
                              Number of   Average          Per
Name of Community               Sites    Occupancy   Month Per Site

Allentown                        414        84%           $278
4912 Raleigh-Millington Road
Memphis, TN  38128

Brookview Village                133        77%           $334
Route 9N
Greenfield Center, NY  12833

Cedarcrest                       283        99%           $397
1976 North East Avenue
Vineland, NJ  08360

Cranberry Village                201        91%           $377
201 North Court
Cranberry Township, PA
16066

Cross Keys Village               133        88%           $254
Old Sixth Avenue Road, RD #1
Duncansville, PA  16635

D & R Village                    244        93%           $356
Route 146, RD 13
Clifton Park, NY  12065

Fairview Manor                   276        94%           $399
2110 Mays Landing Road
Millville, NJ  08332

Forest Park Village              252        86%           $327
724 Slate Avenue
Cranberry Township, PA
16066

Heather Highlands                457        64%           $245
109 S. Main Street
Pittston, PA  18640

Highland Estates                 269        95%           $386
60 Old Route 22
Kutztown, PA  19530

Kinnebrook                       212        89%           $376
201 Route 17B
Monticello, NY  12701

Lake Sherman Village             210        94%           $300
7227 Beth Avenue, SW
Navarre, OH  44662

                                           2003       Current Rent
                              Number of   Average          Per
Name of Community               Sites    Occupancy   Month Per Site


Laurel  Woods                    220        75%           $210
1943 St. Joseph Street
Cresson, PA  16630

Memphis Mobile City              168        88%           $244
3894 N. Thomas Street
Memphis, TN  38127

Oxford Village                   224       100%           $432
2 Dolinger Drive
West Grove, PA  19390

Pine Ridge Village               137        88%           $344
147 Amy Drive
Carlisle, PA  17013

Pine Valley Estates              218        79%           $250
700 Pine Valley Estates
Apollo, PA  15613

Port Royal Village               427        73%           $277
400 Patterson Lane
Belle Vernon, PA  15012

River Valley Estates             214        95%           $227
2066 Victory Road
Marion, OH  43302

Sandy Valley Estates             364        94%           $275
801 First, Route #2
Magnolia, OH  44643

Southwind Village                250        97%           $282
435 E. Veterans Highway
Jackson, NJ  08527

Spreading Oaks Village           153        93%           $202
7140-29 Selby Road
Athens, OH  45701

Waterfalls Village               202        96%           $359
3450 Howard Road
Hamburg, NY  14075

Woodland Manor                   150        42%           $250
338 County Route 11, Lot 165
West Monroe, NY  13167

Woodlawn Village                 157        98%           $500
Route 35
Eatontown, NJ  07724

Wood Valley                      161        94%           $228
1493 N. Whetstone River Road
Caledonia, OH  43314

ITEM 2 - PROPERTIES (CONT'D.)


     Occupancy rates are stable with little year-to-year changes once the community is filled (generally 90% or greater occupancy). It is the Company's experience that, once a home is set up in the community, it is seldom moved. The home if sold, is sold on-site to a new owner.

      Residents  generally rent sites on a month-to-month  basis.
Some  residents  have  one-year leases.   Southwind  Village  and
Woodlawn Village (both in New Jersey) are the only communities subject to local rent control laws.

     There are 17 sites at Sandy Valley which are under a consent order with the Federal Government. This order provides that, as these sites become vacant, they cannot be reused. As of December 31, 2003, all of these sites were vacant. The restrictions on use were known at the time of purchase, and the item is not material to the operation of Sandy Valley Estates.

      In connection with the operation of its 6,129 sites, the Company operates approximately 500 rental units. These are homes owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income on both the home and for the site which might otherwise be non-income producing. The Company sells the older rental homes when the opportunity arises.

     The Company has approximately 800 sites in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

      The Company operates approximately $79,000,000 (at original cost) in manufactured home properties. These consist of 26 separate manufactured home communities and related equipment and improvements. There are 6,129 sites in the 26 communities. No one community constitutes more than 10% of the total assets of the Company. Port Royal Village with 427 sites, Sandy Valley Estates with 364 sites, Cedarcrest with 283 sites, Fairview Manor with 276 sites, Highland Estates with 269 sites, Allentown with 414 sites and Heather Highlands with 457 sites are the larger properties. Heather Highlands historically has an average of 65% to 70% occupancy. The property continues to produce positive cash flow.

Mortgages on Properties

      The Company has mortgages on various properties. The maturity dates of these mortgages range from the year 2004 to 2018. Interest varies from fixed rates of 4.625% to 7.5% and a variable rate of prime+1/2%. The aggregate balances of these mortgages total $44,222,675 at December 31, 2003. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements - Notes and Mortgages Payable).

ITEM 3 - LEGAL PROCEEDINGS

      Legal proceedings are incorporated herein by reference and filed as Part IV, Item 15(a)(1)(vi), Note 13 of the Notes to
Consolidated Financial Statements - Legal Matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2003 to a vote of security holders through the solicitation of proxies or otherwise.

                             PART II


ITEM 5 -   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

      The  Company's  shares  are traded on  the  American  Stock
Exchange (symbol UMH). The per share range of high and low quotes for the Company's stock for each quarterly period is as follows:


                      2003                2002             2001
                 HIGH      LOW        HIGH     LOW     HIGH    LOW

First Quarter    14.49    12.64       12.50   11.77   12.75    9.63
Second Quarter   16.85    13.84       13.85   12.15   12.35   10.65
Third Quarter    16.50    14.14       13.50   12.25   11.95   10.50
Fourth Quarter   17.70    14.75       13.54   12.22   12.50   10.25


      On March 1, 2004, the closing price of the Company's stock was $16.81.

      As  of  December  31, 2003, there were approximately  1,000 shareholders of the Company's common stock based on the number of record owners.

      For the years ended December 31, 2003, 2002 and 2001, total distributions paid by the Company amounted to $7,118,101 or $.9050 per share ($.5603 taxed as ordinary income and $.3447 taxed as a long-term capital gain), $6,568,295 or $.8650 per share ($.6738 taxed as ordinary income and $.1912 taxed as a long term capital gain), and $5,980,540 or $.8025 per share (all taxed as ordinary income), respectively.

      It is the Company's intention to continue distributing quarterly dividends. On January 14, 2004, the Company declared a dividend of $.2325 per share to be paid on March 15, 2004 to shareholders of record on February 17, 2004. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

ITEM 5 -   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS, (CONT'D.)


Equity Compensation Plan Information

     The following table summarizes information, as of December 31, 2003, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.



                                                 Number of
                                                 Securities
                Number of                        Remaining
                Securities     Weighted-       Available for
                  to be         average       Future Issuance
               Issued Upon      Exercise        Under Equity
               Exercise of      Price of     Compensation Plans
               Outstanding    Outstanding        (excluding
                 Options,       Options,         Securities
Plan             Warrants       Warrants        reflected in
Category        and Rights     and Rights       column (a))
                   (a)            (b)               (c)
  ________       ________       ________          ________

Equity
Compensation
Plans
Approved by
Security
Holders          306,000         $11.17          1,436,000

Equity
Compensation
Plans not
Approved by
Security
Holders            N/A            N/A               N/A
                 _______         _______         _________

Total            306,000         $11.17          1,436,000
                 =======         =======         =========

ITEM 6 - SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2003. This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

<CAPTION
                                              December 31,
                     2003          2002           2001        2001         1999
                     _____         _____          _____      _____         _____

Operating Data:
 TotalRevenues  $33,790,503   $29,423,893    $26,882,399   $20,644,731  $18,807,085
 Total Expenses  25,719,333    23,576,227     21,303,647    15,418,042   14,248,985
 Gain (Loss) on
  Sales of
  Investment
  Property and
  Equipment          55,888       664,546       (28,264)      (37,318)      (1,964)
  Net Income      8,127,058     6,512,212      5,550,488     5,189,371    4,556,136
 Net Income Per
  Share -
    Basic              1.03           .86            .74           .71          .63
    Diluted            1.02           .85            .74           .71          .63
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Cash Flow Data:
 Net Cash
  Provided by
  Operating
  Activities     $4,420,150    $6,747,943     $4,277,851    $7,171,086   $6,770,625
 Net Cash
  Provided
  (Used) by
  Investing
  Activities        326,610   (7,076,423)   (11,027,374)   (4,068,797) (12,032,660)
 Net Cash
  Provided
  (Used) by
  Financing
  Activities     (3,840,868)   1,099,628      6,918,095    (2,427,680)   5,154,277
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Balance Sheet Data:
 Total Assets   $94,310,212   $89,026,506    $80,334,844   $62,945,597  $58,575,312
 Mortgages
  Payable        44,222,675    43,321,884     38,652,025    32,055,839   30,419,153
 Shareholders'
  Equity         39,099,776    29,736,417     27,964,534    22,839,426   21,391,307
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Other Data:
 Average Number
  of Shares
  Outstanding     7,858,888     7,600,266      7,457,636     7,339,684    7,252,774

 Funds from
  Operations*   $10,980,239    $9,319,106     $8,263,308    $7,845,528   $7,010,633
 Cash Dividends
  Per Share           .9050         .8650          .8025         .7575          .75

                              -16-

ITEM 6 - SELECTED FINANCIAL DATA, (CONT'D.)

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

The Company's FFO is calculated as follows:

                  2003         2002          2001         2000          1999
                  _____        _____        _____         _____         _____

Net Income      $8,127,058   $6,512,212   $5,550,488   $5,189,371   $4,556,136
(Gain) Loss
  on Sales of
  Assets           (55,888)      (3,546)      28,264       37,318        1,946
Depreciation
  Expense        2,909,069    2,810,440    2,684,556    2,618,839    2,452,533
                __________   __________   _________    __________   __________

FFO (1)        $10,980,239   $9,319,106   $8,263,308   $7,845,528   $7,010,633

                ==========   ==========   ==========   ==========   ==========

(1) Includes gain on sale of land of $661,000 in 2002.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

       The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

       The Company is a real estate investment trust (REIT). The Company's primary business is the ownership and operation of manufactured home communities - leasing manufactured home spaces on a month-to-month basis to private manufactured home owners. The Company also leases homes to residents and, through, its taxable REIT subsidiary, sells homes to residents and prospective residents of our communities. The Company owns twenty-six communities containing 6,129 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

       The Company's revenue primarily consists of rental and related income from the operation of the manufactured home communities. Revenues also include sales of manufactured homes, interest and dividend income and gain on sales of securities available for sale.

      See PART I, Item 1. Business for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

Significant Critical Accounting Policies and Estimates

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

      Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following significant accounting policies are affected by our more significant judgments and estimates used in the preparation of the Company's financial statements. For a detailed description of these and other accounting policies, see Note 2 in the notes to the Company's consolidated financial statements included in this Form 10-K. Management has discussed each of these significant accounting policies with the Audit Committee of the Board of Directors.

     Real Estate Investments

      The Company applies Financial Accounting Standards Board Statement No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (Statement 144) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

     Securities Available for Sale

      Investments in non-real estate assets consist primarily of marketable equity securities. Management reviews our marketable securities for impairment on an annual basis, or when events or circumstances occur. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security shall be written down to fair value as the new cost basis. Management's evaluation includes consideration of events that may be attributable to the unrealized loss, including, among other things, the credit-worthiness of the issuer, length of time that a security had a continuous unrealized loss, and the financial position of the issuing company.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

Other
      Estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory and contingent liabilities, among others. These estimates are susceptible to change and actual results could differ from these estimates. The effects of changes in these estimates are recognized in the period they are determined.

Revenue and Expense

2003 vs. 2002

     Rental and related income increased from $20,140,691 for the year ended December 31, 2002 to $20,954,274 for the year ended December 31, 2003 primarily due to the acquisition of a new community in 2003 and rental increases to residents. During 2003, the Company was able to obtain an average rent increase of approximately 4%.

      Occupancy as well as the ability to increase rental rates directly affect revenues. The Company has experienced a slight decrease in occupancy of approximately 1% from 87% in 2002. The Company has faced many challenges in filling vacant homesites. Relatively low interest rates have made site-built housing more accessible. Attractive apartment rental deals have also contributed to the increased vacancies. Some of the Company's vacancies are the result of expansions in progress. The Company is also evaluating further expansion at selected communities in order to increase the number of available sites.

      Sales of manufactured homes increased from $5,538,202 for the year ended December 31, 2002 to $6,758,168 for the year ended December 31, 2003. Cost of sales of manufactured homes increased from $4,657,988 for the year ended December 31, 2002 to $5,360,554 for the year ended December 31, 2003. Selling expenses increased from $1,040,005 for the year ended December 31, 2002 to $1,255,773 for the year ended December 31, 2003. These fluctuations are directly attributable to the fluctuations in sales. Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) increased from a loss of $159,791 for the year ended December 31, 2002 to a profit of $141,841 for the year ended December 31, 2003. The Company has been experiencing an increase in sales volume as well as an increase in gross margin. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

      Interest  and dividend income increased from $2,867,142  in
2002 to $3,260,261 in 2003.   This was primarily as a result of a
higher average balance of securities available for sale during 2003.

     Gains on sales of securities available for sale increased from $794,950 in 2002 to $2,698,724 in 2003. This increase was primarily the result of the Company's decision to take advantage of the rise in price of the securities portfolio. The Company has also experienced an increase in redemptions on the preferred stock holdings by the issuers. These securities were redeemed at par.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

      Community operating expenses increased from $9,457,214 for the year ended December 31, 2002 to $10,305,372 for the year ended December 31, 2003 primarily as a result of the acquisition of a new community in 2003 and increased real estate taxes, professional fees and personnel costs, including health insurance.

       General   and   administrative  expenses  increased   from
$2,184,045 in 2002 to $2,589,275 in 2003 primarily as a result of an increase in professional fees relating to growth of corporate offices, staff and reorganization in Maryland.

      Interest expense decreased from $3,314,335 in 2002 to $3,190,490 in 2003. This was primarily as a result of a decrease in loans payable. The Company has also extended the Waterfalls Village mortgage and the D&R Village mortgage and reduced those rates from over 7% to 4.625%. The balance of these mortgages amounted to $2,632,734 and $3,044,969 at December 31, 2003, respectively. Interest capitalized on construction in progress amounted to $145,800 and $162,600 for 2003 and 2002, respectively.

      Depreciation expense and amortization of financing costs remained relatively stable.

     Gain on sales of investment property and equipment decreased from $664,546 in 2002 to $55,888 in 2003 primarily due to the sale of vacant land at a gain of $661,000 in 2002.

      For the year ended December 31, 2003, the Company reported net income of $8,127,058 as compared to net income of $6,512,212 for the year ended December 31, 2002. The Company is currently experiencing modest inflation. Modest inflation is believed to have a favorable impact on the Company's financial performance. With modest inflation, the Company believes that it can increase rents sufficiently to match increases in operating expenses. High rates of inflation (more than 10%) could result in an inability to raise rents to meet rising costs and could create political problems such as the imposition of rent controls.

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

      Gains on sales of securities available for sale increased from $530,324 in 2001 to $794,950 in 2002.

      Community operating expenses increased from $9,004,164 for the year ended December 31, 2001 to $9,457,214 for the year ended December 31, 2002 primarily as a result of the acquisition of a new community in the later part of 2001 and increased insurance expense and personnel costs.

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

      Depreciation expense increased from $2,684,556 for the year ended December 31, 2001 to $2,810,440 for the year ended December 31, 2002 primarily as a result of the acquisition of a new community in the later part of 2001 and the completion of certain projects.

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

Off-Balance Sheet Arrangements and Contractual Obligations


      The following is a summary of the Company's contractual obligations as of December 31, 2003:


     Contractual                 Less than                         More than
     Obligations      Total       1 year    1-3 years   3-5 years  5 years

 Mortgages Payable  $44,222,675 $3,495,890 $11,060,769 $15,366,900 $14,299,116

 Operating Lease
   Obligations          192,000    144,000      48,000

 Retirement
   Benefits             897,050                                        897,050

 Purchase of
   Communities        3,512,000  3,512,000
                      _________  _________   _________   _________    _________

 Total              $48,823,725 $7,151,890 $11,108,769 $15,366,900  $15,196,166
                     ==========  =========  ==========  ==========   ==========

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

     Mortgages payable represents the principal amounts outstanding by scheduled maturity. The interest rates on these mortgages are fixed rates ranging from 4.625% to 7.5% and a variable rate of prime plus 1/2%. The above table does not include the Company's obligation under short-term borrowings as
described  in Note 5 of  the Notes  to   Consolidated  Financial
Statements.

     Operating lease obligations represent a lease, with a related party, for the Company's corporate offices. The lease is for a five-year term with monthly lease payments of $12,000. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.

     Retirement benefits represent post-retirement benefits that are not funded and therefore will be paid from the assets of the Company.

     Purchase of communities represent the purchase price of Bishop's Mobile Home Court and Whispering Pines Community in Somerset Township, Pennsylvania. This purchase was completed on March 1, 2004 (See Note 16 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

      The Company uses funds for real estate acquisitions, real property improvements, amortization of debt incurred in connection with such acquisitions and improvements, purchase of inventory of manufactured homes and investment in debt and equity securities of other REITs. The Company generates funds through cash flow from properties, sales of manufactured homes and its securities portfolio, mortgages on properties and increases in shareholder investments. The Company has liquidity available from a combination of short and long-term sources. The Company currently has mortgages payable totaling $44,222,675 secured by fourteen communities and loans payable totaling $7,840,962 primarily secured by investment securities and inventory of manufactured homes. The Company has a $2,000,000 line of credit with Fleet Bank, none of which was utilized at December 31, 2003. The Company believes that its 26 communities have market values in excess of historical cost. Management believes that this provides significant additional borrowing capacity.

      Net cash provided by operating activities increased from $4,277,851 in 2001 to $6,747,943 in 2002 and decreased to
$4,420,150 in 2003. Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory of manufactured homes, loans to customers for the sales of manufactured homes, purchases of manufactured home communities and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

     In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements, purchase of manufactured homes for rent, scheduled mortgage amortization and dividend distributions.

     The Company also invests in debt and equity securities of other REITs for liquidity and additional income. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. The margin loan at December 31, 2003 totaled

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

approximately $6,700,000. During 2003, the Company's securities portfolio decreased by approximately $1,700,000 primarily due to sales of approximately $11,500,000, partially offset by purchases of approximately $8,500,000 and a change in the unrealized gain of approximately $1,300,000. During 2003, the Company recognized a portion of the substantial unrealized gains in the security portfolio. The securities portfolio at December 31, 2003 has experienced an increase in value from cost of approximately 21%, however, there are no assurances such increases will continue.

      The Company estimates that in 2004 it will purchase approximately 25 manufactured homes to be used as rentals for a total cost of $500,000. Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent. Once rental homes reach 10 years old, the Company generally sells them.

     Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions, the Company is budgeting approximately $1,000,000 in capital improvements for 2004.

      The Company's only significant commitments and contractual obligations relate to retirement benefits and the lease on its corporate offices as described in Note 9 to the Consolidated
Financial Statements.

      The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan), which provides for the reinvestment of dividends and for monthly optional cash payments of not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company. During 2003, amounts received, including dividends reinvested of $1,744,096, amounted to $5,729,083. During 2003, the Company paid $7,118,101, including dividends reinvested. The success of the Plan resulted in a substantial improvement in the Company's liquidity and capital resources in 2003.

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

Recent Accounting Pronouncements

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities "FIN 46" was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, (CONT'D.)

be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its involvement in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks or rewards among the parties involved. Conversely, effective dispersion of risks among the parties involved requires that a company that previously consolidated a special purpose entity, upon adoption of FIN 46 or FIN 46R, to deconsolidate such entity. Management believes that this interpretation will not have a material impact on the Company's consolidated financial statements.

      In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Management believes that this Statement will not have a material impact on the Company's consolidated financial statements.

        In    May  2003,  the  FASB  issued  Statement  No.  150,
"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No.
150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement  is  not permitted.
  On October 29, 2003, the FASB voted to indefinitely defer certain provisions of this statement relating to non-controlling (minority) interests in finite-like entities. Management believes that this Statement will not have a material impact on the Company's consolidated financial statements.

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

ITEM 7A -QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The  following table sets forth information as  of  December
31, 2003, concerning the Company's debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.


                                            Variable
 Long-                Fixed Rate  Average     Rate
  term                 Carrying  Interest   Carrying      Total
  Debt                  Value      Rate      Value     Long-Term Debt
                      _________   ______   _________     ___________

             2004    $ 3,495,890   7.00%               $ 3,495,890
             2005      9,411,641   7.50%                 9,411,641
             2006      1,649,128   6.38%                 1,649,128
             2007      3,859,421   6.39%                 3,859,421
             2008     11,507,479   4.90%                11,507,479
          Thereafter  10,859,177   6.85%   $3,439,939   14,299,116
                      __________            _________   __________
            Total    $40,782,736           $3,439,939  $44,222,675
                      ==========            =========   ==========
          Fair Value $41,157,177           $3,439,939  $44,597,116
                      ==========            =========   ==========


      The Company has assessed the market risk for its variable rate long-term debt and believes that a 1% increase in the prime rate would result in an approximate $35,000 increase in interest expense based on $3,500,000 of variable rate long-term debt outstanding at December 31, 2003.

ITEM 7A -QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        (CONT'D.)

     The Company also has approximately $7.8 million in variable rate debt due on demand. This debt primarily consists of $6.7 million margin loans secured by marketable securities, and a $1.1 million inventory financing loan. The interest rates on these loans range from 2.75% to 8% at December 31, 2003. The carrying value of the Company's variable rate debt approximates fair value at December 31, 2003.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  financial statements and supplementary data listed  in
Part IV, Item 15(a)(1) are incorporated herein by reference.

      The following is the Unaudited Selected Quarterly Financial
Data:

          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                       THREE MONTHS ENDED
2003             March 31     June 30 September 30    December 31
____             ________    ________   ___________   ___________

Total
  Revenues     $7,751,172  $8,289,471    $8,834,105    $8,915,755
Total
  Expenses      5,954,998   6,353,329     6,533,466     6,877,540
Net Income      1,802,476   1,967,394     2,313,737     2,043,451
Net Income
  per Share -
  Basic               .24         .25           .29           .25
  Diluted             .23         .25           .29           .25


2002             March 31     June 30 September 30   December 31
_____            ________    ________   ___________   ___________

Total
  Revenues     $7,069,357  $7,490,084    $7,883,991    $6,980,461
Total
  Expenses      5,220,940   5,965,387     6,382,832     6,007,068
Net Income      1,851,744   1,520,345     1,493,901     1,646,222
Net Income
per Share-
  Basic               .25         .20           .19           .22
  Diluted             .24         .20           .19           .22




ITEM 9 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

       The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

       The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the Directors and Executive Officers of the Company as of December 31, 2003.

                      Present Position with the Company;
                      Business Experience During Past Five  Director
      Name       Age  Years; Other Directorships              Since
      ____       ___  _______________________________       _______

Ernest V.         85  Secretary/Treasurer     (1984     to     1969
  Bencivenga          present)  and  Director.   Financial
                      Consultant   (1976   to    present);
                      Treasurer  and  Director  (1961   to
                      present)  and  Secretary  (1967   to
                      present)    of   Monmouth    Capital
                      Corporation,  an  affiliate  of  the
                      Company;   Treasurer  and   Director
                      (1968  to  present)  Monmouth   Real
                      Estate  Investment  Corporation,  an
                      affiliate of the Company.

Anna T. Chew      45  Vice  President and Chief  Financial     1995
                      Officer   (1995  to   present)   and
                      Director.  Vice President  (2001  to
                      present)   and  Director  (1994   to
                      present)    of   Monmouth    Capital
                      Corporation,  an  affiliate  of  the
                      Company;      Certified       Public
                      Accountant;  Controller   (1991   to
                      present)   and  Director  (1993   to
                      present)  of  Monmouth  Real  Estate
                      Investment Corporation, an affiliate
                      of the Company.

Charles P.       66   Director. Director (1970 to present)     1969
  Kaempffer           of  Monmouth Capital Corporation, an
                      affiliate  of the Company;  Director
                      (1974  to present) of Monmouth  Real
                      Estate  Investment  Corporation,  an
                      affiliate   of  the  Company;   Vice
                      Chairman   and  Director  (1996   to
                      present)  of Community Bank  of  New
                      Jersey.

Eugene W. Landy  70   Chairman  of  the  Board  (1995   to     1969
                      present), President (1969  to  1995)
                      and   Director.   Attorney  at  Law;
                      Chairman  of  the  Board  (2001   to
                      present),  President  and   Director
                      (1961   to   present)  of   Monmouth
                      Capital Corporation, an affiliate of
                      the  Company; President and Director
                      (1968  to present) of Monmouth  Real
                      Estate  Investment  Corporation,  an
                      affiliate of the Company.  Eugene W.
                      Landy  is  the father of  Samuel  A.
                      Landy.

Samuel A. Landy  43   President  (1995 to  present),  Vice     1992
                      President  (1991-1995) and Director.
                      Attorney  at Law; Director (1994  to
                      present)    of   Monmouth    Capital
                      Corporation,  an  affiliate  of  the
                      Company;  Director (1989 to present)
                      of  Monmouth Real Estate  Investment
                      Corporation,  an  affiliate  of  the
                      Company.  Samuel A. Landy is the son
                      of Eugene W. Landy.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
          (CONT'D.)

                      Present Position with the Company;
                      Business Experience During Past     Director
      Name       Age  Five Years; Other Directorships       Since
      ____       ___  _______________________________     _______


James E.         63   Director. Attorney at Law;  General     2001
  Mitchell            Partner,  Mitchell  Partners,  L.P.
                      (1979   to   present);   President,
                      Mitchell  Capital Management,  Inc.
                      (1987 to present).

Richard H. Molke 77   Director.  Vice President (1984  to     1986
                      1998)  of Remsco, Associates, Inc.,
                      a construction firm.

Eugene           70   Director.  Director (2001 to            1977
  Rothenberg          present) of Monmouth Capital
                      Corporation, an affiliate of the
                      Company.  Retired physician.

Robert G.        77   Director.   Director    (1963    to     1969
  Sampson             present)   of   Monmouth    Capital
                      Corporation,  an affiliate  of  the
                      Company;  Director (1968  to  2001)
                      of  Monmouth Real Estate Investment
                      Corporation,  an affiliate  of  the
                      Company;  General Partner (1983  to
                      present)   of  Sampco,   Ltd.,   an
                      investment group.



Audit Committee

      The Company's Board of Directors has determined that at least one member of the Audit Committee is a financial expert.

Delinquent Filers

     There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management's knowledge.

Code of Ethics

      The Company has adopted the Code of Business Conduct and Ethics (the Code of Ethics). The Code of Ethics can be found at the Company's website at www.umh.com, as well as attached to this filing at Exhibit 14.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table.

      The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2003, 2002 and 2001 to the Chairman of the Board, President and Vice President. There were no other executive officers whose aggregate cash compensation exceeded $100,000:


Name and                                        Annual Compensation
Principal Position  Year       Salary     Bonus      All Other   Options

Eugene W. Landy     2003       $150,000   $     -    $35,776 (1)     -0-
Chairman of the     2002        150,000         -     17,276 (1)     -0-
Board               2001        150,000         -     15,076 (1)     -0-

Samuel A. Landy     2003       $299,250   $54,862    $23,085 (2)  25,000
President           2002        285,000    14,961     21,585 (2)  25,000
                    2001        224,615    25,704     21,028 (2)  25,000

Anna T. Chew        2003       $177,200   $16,194    $19,631 (3)  10,000
Vice President      2002        160,488    16,194     19,000 (3)  10,000
                    2001        145,898    15,631     17,646 (3)  10,000

(1)  Represents    Directors'  fees,  legal  fees   and    fringe
     benefits.

(2)  Represents    Directors'   fees,   fringe    benefits    and
     discretionary contributions by the Company to the  Company's
     401(k) Plan allocated to an account of the named executive officer.

(3) Represents Directors' fees and discretionary contributions by the Company to the Company's 401(k) Plan allocated to an account of the named executive officer.


Stock Option Plan.


     On August 14, 2003, the shareholders approved and ratified the Company's 2003 Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock. All options are exercisable one year from the date of grant. The option price shall not be below the fair market value at date of grant. If options granted under the 2003 Plan expire or terminate for any reason without having been exercised in full, the Shares subject to, but not delivered under, such options shall become available for additional option grants under the 2003 Plan. This Plan replaced the Company's 1994 Stock Option Plan which, pursuant to its terms, terminated December 31, 2003.

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

      The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended
December 31, 2003:

                                                             Potential Realized
                                                               Value at Assumed
                                                                   Annual
                                       Price                 Rates for Option
              Options     Granted to   Per       Expiration        Terms
Name          Granted     Employees    Share        Date         5%     10%
______        ______       ______      ______     ______       ______    ______

Samuel
  A.Landy      25,000         39%       $16.92    08/18/11    $145,082  $401,210
Anna T. Chew   10,000         16%       $15.00    08/25/11    $ 71,618  $171,538



      The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2003:

                                                                  Value of
                                Number of Unexercised       Unexercised Options
           Shares     Value      Options at Year-End            At Year-End
Name     Exercised Realized Exercisable/Unexercisable Exercisable/Unexercisable

Eugene W.
  Landy      25,000     $ 85,500   50,000/         -0-     $438,000/   $   -0-
Samuel A.
  Landy      25,000     $137,945  100,000/     25,000      $686,624/   $ 2,250
Anna T.
  Chew       20,000     $130,275    30,000/    10,000      $193,300/   $20,100


Compensation of Directors.

     The Directors receive a fee of $1,500 for each Board meeting attended, and an additional fixed annual fee of $10,000, payable $2,500 quarterly. Directors appointed to house committees receive $150 for each meeting attended. Those specific committees are Compensation Committee, Audit Committee and Stock Option Committee.

Employment Contracts.

     On  December  14,  1993, the Company  and  Eugene  W.  Landy
entered into an Employment Agreement under which Mr. Landy receives an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company's 401(k) Plan, stock options, five weeks' vacation and use of an automobile. Additionally, there may be bonuses voted by the Board of Directors. The Employment Agreement is terminable by either party at any time subject to certain notice requirements. On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance. In the event of disability, Mr. Landy's compensation will continue for a period of three years, payable monthly. On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Landy's designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death. The
Employment Agreement automatically renews each year for successive one-year periods.

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

      Effective January 1, 2002, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $285,000 for 2002, $299,250 for 2003 and $314,212 for 2004 plus bonuses and customary fringe benefits. Bonuses are at the discretion of the Board of Directors and are based on certain guidelines. Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 25,000 shares in each year of the contract. On severance by the Company or disability, Mr. Samuel Landy is entitled to one year's salary.

      Effective January 1, 2003, the Company and Anna T. Chew entered into a three-year Employment Agreement. Ms. Chew will receive an annual base salary of $177,200 for 2003, plus bonuses and customary fringe benefits. Each year Ms. Chew will receive a 10% increase in her base salary. On severance by the Company, Ms. Chew is entitled to an additional one year's salary. In the event of disability, her salary shall continue for a period of two years.

Report of Board of Directors on Executive Compensation

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

Evaluation

      Mr. Eugene Landy is under an employment agreement with the Company. His base compensation under this contract is $150,000 per year. (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $150,000 and $35,776 in director's fees, fringe benefits and legal fees).

ITEM 11 - EXECUTIVE COMPENSATION, (CONT'D.)

      The Committee also reviewed the progress made by Mr. Samuel
A. Landy, President, including funds from operations which increased by approximately 18%. Mr. Samuel Landy is under an employment agreement with the Company. His base compensation under this contract is $299,250 for 2003. Mr. Samuel Landy also received bonuses totaling $54,862. These bonuses were primarily based upon his meeting certain performance goals as outlined in his employment agreement.

                                        Compensation Committee:
                                             Richard H. Molke
                                             Eugene Rothenberg


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

                      1998    1999    2000   2001    2002    2003
                      ____    ____    ____   ____    ____    ____

United Mobile
  Homes, Inc.          100      84     106    146     174     231
NAREIT All REIT        100      94     118    136     143     198
S & P 500              100     121     110     97      76      97



ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

           The following table lists information with respect  to
the  beneficial ownership of the Company's Shares as of  December
31, 2003 by:

       - each person known by the Company to beneficially own more than five percent of the Company's outstanding
       Shares;

       - the Company's directors;

ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT, (CONT'D.)


       - the Company's executive officers; and

       - all of the Company's executive officers and directors as a group.

     Unless  otherwise  indicated, the person  or  persons  named below have sole voting and investment power and that person's address is c/o United Mobile Homes, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2003 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.




                               Amount and Nature    Percentage
      Name and Address           of Beneficial       of Shares
     of Beneficial Owner         Ownership(1)
                                                  Outstanding(2)

Ernest V. Bencivenga             30,318(3)               *

Anna T. Chew                    113,392(4)             1.38%

Charles P. Kaempffer             32,425(5)               *

Eugene W. Landy               1,027,432(6)(12)        12.51%

Samuel A. Landy                 381,170(7)             4.61%

James E. Mitchell               170,322(8)             2.09%

Richard H. Molke                109,656(9)             1.34%

Eugene D. Rothenberg             81,419(10)            1.00%

Robert G. Sampson               130,589(11)            1.60%

Directors and Officers as a
  Group                       2,076,723(12)           24.87%

* Less than 1%

ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT, (CONT'D.)

     (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

     (2)   Based on the number of Shares outstanding on  December
31, 2003 which was 8,164,830 Shares.

     (3) Includes (a) 9,095 shares owned by Mr. Bencivenga's wife, (b) 9,183 shares held in Mr. Bencivenga's 401(k) Plan, and
(c) 5,000 shares issuable upon exercise of stock options. Excludes 5,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until August 25, 2004.

     (4) Includes (a) 77,377 shares owned jointly with Ms. Chew's husband, (b) 6,015 shares held in Ms. Chew's 401(k) Plan, and (c) 30,000 shares issuable upon exercise of stock options. Excludes 10,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until August 25, 2004.

     (5) Includes (a) 2,000 shares owned by Mr. Kaempffer's wife, and (b) 30,425 shares held in the Charles P. Kaempffer
Defined Benefit Pension Plan of which Mr. Kaempffer is Trustee with power to vote.

     (6)   Includes (a) 84,468 shares owned by Mr. Landy's  wife,
(b) 172,608 shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 93,212 shares held in the Landy & Landy Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 shares held in the Landy & Landy Pension Plan of which Mr. Landy is a Trustee with power to vote,
(e) 50,000 shares held in the Eugene W. Landy Charitable Legal Annuity Trust, a charitable trust for which Mr. Landy has power to vote, (f) 5,000 shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote, and (g) 50,000 shares issuable upon exercise of stock options. Excludes 217,068 shares held by Mr. Landy's adult children in which he disclaims any beneficial interest.

     (7) Includes (a) 26,927 shares owned jointly with Mr. Landy's wife, (b) 28,229 shares in custodial accounts for Mr. Landy's minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 10,105 shares in the Samuel Landy Limited Partnership, (d) 10,105 shares held in Mr. Landy's 401(k) Plan, and (e) 100,000 shares issuable upon exercise of stock options. Excludes 25,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until August 25, 2004.

     (8) Includes 135,354 shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.

     (9)  Includes 50,563 shares owned by Mr. Molke's wife.

    (10)  Includes 56,878 shares held by Rothenberg  Investments,
Ltd. in which Dr. Rothenberg has a beneficial interest.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, (CONT'D.)

       (11) Includes 48,492 shares held by Sampco Ltd. in which Mr. Sampson has a beneficial interest.

      (12)  Excludes 30,200 shares (.37%) owned by Monmouth  Real
Estate Investment Corporation.  Eugene W. Landy owns beneficially
approximately   4.14%   of   Monmouth  Real   Estate   Investment
Corporation.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 15(a)(1)(vi),
Note  9  of  the  Notes  to Consolidated Financial  Statements  -
Related Party Transactions.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

       KPMG LLP served as the Company's independent auditors for the years ended December 31, 2003 and 2002. The following are the fees billed by KPMG in connection with services rendered:

                                 2003          2002
                                 ____          ____

Audit Fees                   $ 46,000      $ 39,500
Audit-Related Fees                -0-           -0-
Tax Fees                       47,250        47,250
All Other Fees                    -0-           -0-
                            _________     _________
     Total Fees              $ 93,250      $ 86,750
                              =======       =======


      Audit  fees include professional services rendered by  KPMG
LLP for the audit of the Company's annual financial statements and reviews of financial statements included in the Company's quarterly reports on Form 10-Q.

      Tax fees include professional services rendered by KPMG LLP for the preparation of the Company's federal and state corporate tax returns and supporting schedules as may be required by the Internal Revenue Service and applicable state taxing authorities. Tax fees also include other work directly affecting or supporting the payment of taxes, including planning and research of various tax issues.

Audit Committee Pre-Approval Policy

      The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by the Company's principal independent accountants. The policy requires that all services provided by KPMG LLP to the Company, including audit services, audit-related services, tax services and other services, must be pre-approved by the Committee. The pre-approval requirements do not prohibit day-to-day normal tax consulting services, where each individual matter will not exceed $5,000 and in the aggregate will not exceed $25,000 for 2003 and 2004.
                              -36-

                             PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          Form  8-K

        The following Financial Statements are filed
(a)(1)    as part of this report.
                                                          Page(s)

(i)     Independent Auditors' Report                         40

        Consolidated Balance Sheets as of December 31,       41
(ii)    2003 and 2002

        Consolidated Statements of Income for the
(iii)   years ended December 31, 2003, 2002, and 2001        42

        Consolidated Statements of Shareholders'
(iv)    Equity for the years ended December 31, 2003,      43-44
        2002 and 2001

        Consolidated Statements of Cash Flows for the
(v)     years ended December 31, 2003, 2002 and 2001         45

(vi)    Notes to Consolidated Financial Statements         46-60

(a)(2) The following Financial Statement Schedule for the years ended December 31, 2003, 2002 and 2001 is filed as part of this report

(i)     Schedule III - Real Estate and Accumulated           61
        Depreciation


     All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          Form  8-K

(a)   (3)   The  Exhibits  set forth in the  following  index  of
  Exhibits are filed as part of this Report.

Exhibit No.                        Description
___________                        ___________

(12)         Agreement and Plan of Merger dated as of June 23, 2003.
             (incorporated by reference from the Company's Definitive Proxy Statement as filed with the Securities Exchange Commission on July 10, 2003).

(3)          Articles of Incorporation and By-Laws:

             (3.1) Articles of Incorporation of United Mobile Homes, Inc., a Maryland corporation (incorporated by reference from the Company's Definitive Proxy Statement as filed with the Securities Exchange Commission on July 10,
             2003).

             (3.2) Bylaws of United Mobile Homes, Inc. (incorporated by reference from the Company's Definitive Proxy Statement as filed with the Securities Exchange Commission on July 10, 2003).


(10)         Material Contracts:

             (10.1) 2003 Stock Option Plan (incorporated by reference from the Company's Definitive Proxy Statement as filed with the Securities Exchange Commission on July 10, 2003).

             (10.2) 401(k) Plan Document and Adoption Agreement effective April 1, 1992 (incorporated by reference from the Company's 1992 Form 10-K as filed with the Securities Exchange Commission on March 9, 1993).

             (10.3) Employment contract with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference from the Company's 1993 Form 10-K as filed with the Securities Exchange Commission on March 28, 1994).

             (10.4)   Employment  contract  with   Mr.   Ernest   V.
             Bencivenga dated November 9, 1993 (incorporated by reference from the Company's 1993 Form 10-K as filed with the Securities Exchange Commission on March 28,
             1994).

             (10.5) Employment contract with Mr. Samuel A. Landy effective January 1, 2002 (incorporated by reference from the Company's 2002 Form 10-K as filed with the Securities Exchange Commission on March 28, 2003.

             (10.6)   Employment  contract with  Ms.  Anna  T.  Chew
             effective January 1, 2003.

(14)         Code of Business Conduct and Ethics.

Exhibit No.                      Description
___________                      ___________

(21)         Subsidiaries of the Registrant:

             The Company operates through nine wholly-owned multiple Subsidiaries carrying on the same line of business. The parent company of these subsidiaries is the Registrant. The line of business is the operation of manufactured home communities.

(23)         Consent of KPMG LLP.

(31.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002.

(31.2) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002.

(32) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002.

(b)          Reports  of  Form  8-K  - Form  8-K  was  filed  on
             October 2, 2003 to report that the Company changed its state of incorporation from New Jersey to Maryland.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Short Hills, New Jersey                      /s/ KPMG LLP
March 5, 2004

           UNITED MOBILE HOMES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 2003 AND 2002

________________________________________

ASSETS                                    2003            2002
                                         _____           _____

INVESTMENT PROPERTY AND EQUIPMENT
  Land                                  $ 6,927,971    $  6,850,970
  Site and Land Improvements             59,202,516      56,437,044
  Buildings and Improvements              2,790,612       2,748,600
  Rental Homes and Accessories            9,581,123       8,798,433
                                         __________      __________
    Total Investment Property            78,502,222      74,835,047
  Equipment and Vehicles                  4,664,006       3,919,983
                                         __________      __________
    Total Investment Property and
     Equipment                           83,166,228      78,755,030
  Accumulated Depreciation             (37,660,693)     (34,969,453)
                                         __________      __________
    Net Investment Property and
     Equipment                           45,505,535      43,785,577
                                         __________      __________

OTHER ASSETS
  Cash and Cash Equivalents               3,244,871       2,338,979
  Securities Available for Sale          31,096,211      32,784,968
  Inventory of Manufactured Homes         3,635,954       2,775,459
  Notes and Other Receivables, net        7,338,580       4,800,969
  Unamortized Financing Costs               407,401         403,663
  Prepaid Expenses                          559,594         422,323
  Land Development Costs                  2,522,066       1,714,568
                                         __________      __________
    Total Other Assets                   48,804,677      45,240,929
                                         __________      __________

  TOTAL ASSETS                          $94,310,212     $89,026,506
                                         ==========      ==========

     - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                       $44,222,675     $43,321,884
                                         __________      __________
OTHER LIABILITIES
  Accounts Payable                          655,648         956,663
  Loans Payable                           7,840,962      12,358,965
  Accrued Liabilities and Deposits        1,988,525       2,141,636
  Tenant Security Deposits                  502,626         510,941
                                         __________      __________
    Total Other Liabilities              10,987,761      15,968,205
                                         __________      __________
  Total Liabilities                      55,210,436      59,290,089
                                         __________      __________

SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per
    share, 20,000,000 and 15,000,000
    shares authorized 8,557,130 and
    8,063,750 shares issued and
    8,164,830 and 7,671,450 shares
    outstanding as of  December 31,
    2003 and 2002, respectively             855,713         806,375
  Excess Stock - $.10 par value per
    share, 3,000,000 shares
    authorized, no shares issued or
    outstanding                                 -0-             -0-
  Additional Paid-In Capital             36,304,626       29,411,328
  Accumulated Other
    Comprehensive Income                  5,308,195        3,988,429
  Undistributed Income
    (Accumulated Deficit)                   341,164        (667,793)
  Treasury Stock at Cost (392,300
    shares at December 31, 2003 and
    2002)                               (3,709,922)      (3,709,922)
  Notes Receivable  from Officers
    (8,000 shares at December 31,
     2002)                                      -0-         (92,000)
                                         __________      __________
  Total Shareholders' Equity             39,099,776      29,736,417
                                         __________      __________

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                  $94,310,212      $89,026,506
                                         ==========      ==========

   See Accompanying Notes to Consolidated Financial Statements

           UNITED MOBILE HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
      FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
      _____________________________________________________


                                   2003            2002             2001
                                  _____           _____             _____
REVENUES:

Rental and Related Income    $20,954,274     $20,140,691       $19,291,611
Sales of Manufactured Homes    6,758,168       5,538,202         4,766,189
Interest and Dividend Income   3,260,261       2,867,142         2,188,430
Gain on Sales of Securities
   Available for Sale          2,698,724         794,950           530,324
Other Income                     119,076          82,908           105,845
                              __________      __________        __________

Total Revenues                33,790,503     29,423,893         26,882,399
                              __________      __________        __________

EXPENSES:
Community Operating Expenses  10,305,372       9,457,214         9,004,164
Cost of  Sales of
  Manufactured Homes           5,360,554       4,657,988         3,930,666
Selling Expenses               1,255,773       1,040,005           754,934
General and Administrative     2,589,275       2,184,045         2,015,685
Interest Expense               3,190,490       3,314,335         2,825,894
Depreciation Expense           2,909,069       2,810,440         2,684,556
Amortization of Financing
  Costs                          108,800         112,200            87,748
                              __________      __________        __________

Total Expenses                25,719,333      23,576,227        21,303,647
                              __________      __________        __________

Income Before Gain (Loss) on
  Sales of Investment
  Property and Equipment       8,071,170       5,847,666         5,578,752
Gain (Loss)  on Sales of
  Investment Property and
  Equipment                       55,888         664,546          (28,264)
                              __________      __________        __________

Net Income                    $8,127,058       $6,512,212       $5,550,488
                                ==========      ==========      ==========
Net Income Per Share -
  Basic                       $     1.03           $ .86         $     .74
                              ==========      ==========        ==========

  Diluted                     $     1.02           $ .85         $     .74
                              ==========      ==========        ==========
Weighted Average Shares
  Outstanding:
    Basic                      7,858,888       7,600,266         7,457,636
                              ==========      ==========        ==========

    Diluted                    7,942,459       7,677,200         7,496,371
                              ==========      ==========        ==========

   See Accompanying Notes to Consolidated Financial Statements

           UNITED MOBILE HOMES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
     _______________________________________________________

                                                                 Accumulated
                                                    Additional       Other
                            Common Stock Issued      Paid-In     Comprehensive
                            Number       Amount      Capital     Income/(Loss)
                           _________  _________      __________     __________

Balance December 31, 2000    7,711,141   $771,114   $26,026,006      $(490,795)

Common Stock Issued with
  the DRIP*                    163,491     16,349     1,669,682             -0-
Common Stock Issued
  through the Exercise
  of Stock Options              14,000      1,400       143,725             -0-
Distributions                      -0-        -0-      (430,052)            -0-
Net Income                         -0-        -0-           -0-             -0-
Unrealized Net Holding
  Gains on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                       -0-        -0-            -0-       4,031,796
Purchase of Treasury
  Stock                            -0-        -0-            -0-             -0-
                            __________  _________     __________       _________


Balance December 31, 2001     7,888,632    788,863      27,409,361     3,541,001

Common Stock Issued with
  the DRIP*                    135,418     13,542      1,641,407             -0-
Common Stock Issued
  through the Exercise
  of Stock Options              39,700      3,970        416,643             -0-
Distributions                      -0-        -0-        (56,083)            -0-
Net Income                         -0-        -0-            -0-             -0-
Unrealized Net Holding
  Gains on Securities
  Available for Sale
Net of Reclassification
  Adjustment                       -0-        -0-            -0-         447,428
Purchase of Treasury
  Stock                            -0-        -0-            -0-             -0-
                            __________  _________     __________        __________


Balance December 31, 2002    8,063,750    806,375     29,411,328        3,988,429

Common Stock Issued with
  the DRIP*                    378,380     37,838      5,691,245              -0-
Common Stock Issued
  through the Exercise
  of Stock Options             115,000     11,500      1,174,400              -0-
Distributions                      -0-        -0-            -0-              -0-
Payments on Notes
  Receivable from
  Officers                         -0-        -0-            -0-              -0-
Stock Compensation
  Expense                          -0-        -0-         27,653              -0-
Net Income                         -0-        -0-            -0-              -0-
Unrealized Net Holding
  Gains on Securities
  Available for Sale
  Net of Reclassification
  Adjustment                       -0-        -0-            -0-         1,319,766


                            __________   _________     __________        __________


Balance December 31, 2003    8,557,130   $855,713    $36,304,626         $5,308,195

                            ==========  =========     ==========         ==========


*Dividend Reinvestment and Stock Purchase Plan

   See Accompanying Notes to Consolidated Financial Statements

           UNITED MOBILE HOMES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
      FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
     _______________________________________________________

                     Undistributed
                        Income                          Notes
                     (Accumulated     Treasury       Receivable    Comprehensive
                       Deficit)        Stock       From Officers      Income
                      __________     __________     __________      __________

Balance December 31,
  2000                 $(667,793)    $(2,799,106)      $ -0-



Common Stock Issued
  with the DRIP*               -0-           -0-         -0-
Common Stock Issued
  through the
Exercise of Stock
  Options                      -0-           -0-         -0-
Distributions          (5,550,488)           -0-         -0-
Net Income              5,550,488            -0-         -0-         $5,550,488
Unrealized Net
  Holding Gains on
  Securities
  Available for
  Sale Net of
  Reclassification
  Adjustment                   -0-           -0-         -0-           4,031,796
Purchase of
Treasury
  Stock                        -0-       (307,792)       -0-
                        __________      _________     __________       _________

Balance December 31,
 2001                    (667,793)     (3,106,898)       -0-          $9,582,284
                                                                       =========


Common Stock Issued
  with the DRIP*               -0-           -0-         -0-
Common Stock Issued
  through the
  Exercise of Stock
  Options                      -0-           -0-      (92,000)
Distributions          (6,512,212)           -0-         -0-
Net Income              6,512,212            -0-         -0-           $6,512,212
Unrealized Net
Holding Gains on
  Securities
  Available for
  Sale Net of
  Reclassification
  Adjustment                   -0-           -0-          -0-             447,428
Purchase of
Treasury Stock                 -0-      (603,024)         -0-
                         __________    __________     __________       __________

Balance December 31,
 2002                     (667,793)    (3,709,922)     (92,000)        $6,959,640
                                                                       ==========


Common Stock Issued
  with the DRIP*               -0-           -0-          -0-
Common Stock Issued
  through the
  Exercise of Stock
  Options                      -0-           -0-           -0-
Distributions          (7,118,101)           -0-           -0-
Payments on Notes
  Receivable
  from Officers                -0-           -0-         92,000
Stock Compensation
  Expense                      -0-           -0-           -0-
Net Income               8,127,058           -0-           -0-          $8,127,058
Unrealized Net
  Holding Gains on
  Securities
  Available for
  Sale
  Net of
  Reclassification
  Adjustment                   -0-           -0-              -0-        1,319,766
                          _________      _________      __________       _________
Balance December 31,
 2003                     $ 341,164    $(3,709,922)        $  -0-       $9,446,824
                          =========      =========       ==========      =========


*Dividend Reinvestment and Stock Purchase Plan.


   See Accompanying Notes to Consolidated Financial Statements

           UNITED MOBILE HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
       _______________________________________________________


                                2003          2002             2001
                               ______        ______           ______
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income                    $8,127,058    $6,512,212      $5,550,488
  Depreciation                 2,909,069     2,810,440       2,684,556
  Amortization of
    Financing Costs              108,800       112,200          87,748
  Stock Compensation
   Expense                        27,653           -0-             -0-
  Gain on Sales of
    Securities
    Available for Sale
    Transactions             (2,698,724)     (794,950)       (530,324)
  (Gain) Loss  on Sales
    of Investment
    Property &
    Equipment                   (55,888)     (664,546)          28,264
Changes in Operating
  Assets and Liabilities -
  Inventory of
    Manufactured Homes         (860,495)         7,206     (2,782,665)
    Notes and Other
    Receivables, net         (2,537,611)   (1,509,614)     (1,376,909)
  Prepaid Expenses             (137,271)     (308,643)           1,953
  Accounts Payable             (301,015)       120,075         497,414
  Accrued Liabilities and
    Deposits                   (153,111)       430,404          88,960
  Tenant Security Deposits       (8,315)        33,159          28,366
                              __________    __________      __________
Net Cash Provided by
    Operating Activities       4,420,150     6,747,943       4,277,851
                              __________    __________      __________
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of Manufactured
    Home Community             (918,000)           -0-      (2,503,126)
  Purchase of Investment
    Property and Equipment   (3,155,336)   (2,640,164)      (2,199,133)
  Proceeds from Sales of
    Investment Property
    and Equipment                394,254     1,698,262          352,494
  Additions to Land
    Development Costs        (1,701,555)     (509,679)         (816,899)
  Purchase of Securities
    Available for Sale       (8,528,110)   (9,360,375)       (9,858,324)
  Proceeds from Sales of
    Securities Available
    for Sale                  14,235,357     3,735,533         3,997,614
                              __________    __________        __________
  Net Cash Provided
   (Used) by Investing
   Activities                    326,610    (7,076,423)      (11,027,374)
                              __________    __________        __________
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from Mortgages
    and Loans                  3,500,000     6,862,500         7,525,000
  Net Proceeds from
   (Payments on)
   Short-Term Borrowings     (4,518,003)     1,666,282         5,053,213
  Principal Payments of
    Mortgages and Loans      (2,599,209)   (2,192,641)          (928,814)
  Financing Costs on Debt      (112,538)      (48,756)          (274,128)
  Proceeds from Issuance
    of Common Stock           3,984,987           -0-               -0-
  Proceeds from Exercise
    of Stock Options           1,185,900       271,113            145,125
  Collection on Notes
    Receivable from
    Officers                      92,000        57,500                -0-
  Dividends Paid             (5,374,005)   (4,913,346)        (4,294,509)
  Purchase of Treasury
    Stock                             -0-    (603,024)          (307,792)
                              __________    __________         __________
  Net Cash (Used)
    Provided by Financing
    Activities                (3,840,868)     1,099,628         6,918,095

NET INCREASE IN CASH              905,892       771,148           168,572
CASH & CASH EQUIVALENTS -
BEGINNING                       2,338,979     1,567,831         1,399,259
                               __________    __________        __________
CASH & CASH EQUIVALENTS -
END                           $ 3,244,871    $2,338,979        $1,567,831
                               ==========    ==========        ==========

   See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND ELECTION TO BE TAXED AS A REAL ESTATE
         INVESTMENT TRUST


      United Mobile Homes, Inc. (the Company) owns and operates twenty-six manufactured home communities containing 6,129 sites.
The  communities  are  located in New  Jersey,  New  York,  Ohio,
Pennsylvania and Tennessee.

      The Company has elected to be taxed as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (the Code), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856 860 of the Code. The Company is subject to franchise taxes in some of the states in which the Company owns property.

      The Company was incorporated in the state of New Jersey in 1968. On September 29, 2003, the Company changed its state of incorporation from New Jersey to Maryland. The reincorporation was approved by the Company's shareholders at the Company's annual meeting on August 14, 2003.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS - The Company owns and operates twenty-six manufactured home communities containing 6,129 sites.
The  communities  are  located in New  Jersey,  New  York,  Ohio,
Pennsylvania and Tennessee.

      These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY                LOCATION
__________________________                 ________

Allentown                        Memphis, Tennessee
Brookview Village                Greenfield Center, New York
Cedarcrest                       Vineland, New Jersey
Cranberry Village                Cranberry Township, Pennsylvania
Cross Keys Village               Duncansville, Pennsylvania
D& R Village                     Clifton Park, New York
Fairview Manor                   Millville, New Jersey
Forest Park Village              Cranberry Township, Pennsylvania
Heather Highlands                Inkerman, Pennsylvania
Highland Estates                 Kutztown, Pennsylvania
Kinnebrook                       Monticello, New York
Lake Sherman Village             Navarre, Ohio
Laurel Woods                     Cresson, Pennsylvania
Memphis Mobile City              Memphis, Tennessee
Oxford Village                   West Grove, Pennsylvania
Pine Ridge Village               Carlisle, Pennsylvania
Pine Valley Estates              Apollo, Pennsylvania
Port Royal Village               Belle Vernon, Pennsylvania
River Valley Estates             Marion,  Ohio
Sandy Valley Estates             Magnolia, Ohio
Southwind Village                Jackson, New Jersey
Spreading Oaks Village           Athens, Ohio
Waterfalls Village               Hamburg, New York
Woodlawn Manor                   West Monroe, New York
Woodlawn Village                 Eatontown, New Jersey
Wood Valley                      Caledonia, Ohio


     Effective April 1, 2001, the Company, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc., (S&F), began to conduct manufactured home sales and the financing of these sales in its communities. Inherent in the operation of manufactured home communities is site vacancies. S&F was established to fill these vacancies and potentially enhance the value of the communities.

BASIS OF PRESENTATION - The Company's subsidiaries are all 100% wholly-owned. The consolidated financial statements of the Company include all of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other Company, either consolidated or unconsolidated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

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

SECURITIES AVAILABLE FOR SALE - The Company's securities consist primarily of debt securities and common and preferred stock of other REITs. These securities are all publicly-traded and purchased on the open market or through dividend reinvestment plans. These securities are classified as available-for-sale and are carried at fair value based upon quoted market prices. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders' Equity until realized. A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment is charged to earnings and a new cost basis for the security established.

INVENTORY OF MANUFACTURED HOMES - Inventory of manufactured homes is  valued at the lower of cost or market value and is determined
by   the  specific  identification  method.   All  inventory   is
considered finished goods.

NOTES AND OTHER RECEIVABLES - The Company's notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. Interest rates on these loans range from 6.36% to 13%. Maturity is approximately 15

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)

   years. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. At December 31, 2003 and 2002, the reserve for uncollectible notes receivables was $485,900 and $232,500, respectively. The provision for uncollectible notes receivables was $274,618 and $199,300, respectively. Charge-offs amounted to $21,218 and $-0-, respectively.

REVENUE RECOGNITION - The Company derives its income primarily from the rental of manufactured home sites. The Company also owns approximately 500 rental units which are rented to residents. Rental and related income is recognized on the accrual basis.

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

NET INCOME PER SHARE - Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (7,858,888, 7,600,266 and 7,457,636 in 2003, 2002 and 2001, respectively). Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (7,942,459, 7,677,200 and 7,496,371 in 2003, 2002 and 2001,
respectively) (See Note 6). Options in the amount of 83,571, 76,934 and 38,735 for 2003, 2002, and 2001, respectively, are included in the diluted weighted average shares outstanding.

STOCK OPTION PLANS - Prior to January 1, 2003 the Company's stock option plan was accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense was recorded on the date of grant only if the current market price on the underlying stock exceeded the exercise price.

       The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on January 1, 2003. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148. "Accounting for Stock Based Compensation, Transition and Disclosure", compensation costs of $27,653 have been recognized in 2003, as follows:
                              -49-

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONT'D.)


                      2003           2002           2001
                      _____          _____         _____

Net income prior
  to compensation
  expense for
  grants in 2003    $8,154,711    $6,512,212     $5,550,488
Compensation
  expense
  recognized           27,653            -0-            -0-
                   __________     __________     __________
Net income as
  reported          8,127,058      6,512,212      5,550,488
Compensation
  expenses if
  the fair value
  method had been
  applied to
  grants in 2002
  and 2001              8,815         45,036         63,861
                   __________     __________     __________
Net Income Pro
  forma            $8,118,243     $6,467,176     $5,486,627
                   ==========     ==========     ==========
Net Income Per
  Share - As
  Reported
    Basic          $     1.03     $      .86     $      .74
    Diluted              1.02            .86            .74

Net Income Per
  Share - Pro
  Forma
    Basic          $     1.03     $      .85     $       74
    Diluted              1.02            .84            .73


See Note 6 for the assumptions used to calculate compensation expense.

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

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT


      On May 15, 2003, the Company acquired Woodland Manor (formerly Northway Manor), a manufactured home community located in West Monroe, New York. This community consists of 150 manufactured sites, of which 65 are currently occupied. This community was purchased from MSCI 1998-CF1 West Monroe, LLC, an unrelated entity, for a purchase price, including closing costs, of approximately $918,000.

      On  October  1,  2002,  the Company sold  its  vacant  land
consisting  of  65  acres in Chester County,  Pennsylvania.   Net
proceeds from the sale amounted to approximately $1,385,000, resulting in a realized gain of $661,000.

NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT, (CONT'D.)

     The following is a summary of accumulated depreciation by major classes of assets:

                              December 31, 2003     December 31, 2002
                                    ____________         ____________

Site and Land Improvements           $30,001,381          $28,022,091
Buildings and Improvements             1,688,413            1,599,404
Rental Homes and Accessories           2,768,670            2,466,630
Equipment and Vehicles                 3,202,229            2,881,328
                                    ____________         ____________
Total Accumulated Depreciation       $37,660,693          $34,969,453

                                      ==========           ==========

NOTE 4 - SECURITIES AVAILABLE FOR SALE

       The Company's securities available for sale consist primarily of debt securities and common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

     The following is a summary of securities available for sale at December 31, 2003 and 2002:

                            2003                   2002
                                  Market                  Market
                        Cost       Value       Cost        Value
                        ____      _____        ____       ______


Equity Securities:

Monmouth Real
Estate Investment
  Corporation *
  (745,250 and
  738,942 shares at
  December 31, 2003
  and  2002,
  respectively)       $4,532,874  $6,476,218   $4,404,622   $5,113,476

Monmouth Capital
  Corporation *
  (78,910 and
  73,575 shares at
  December 31, 2003
  and 2002,
  respectively)         260,161     519,225      230,864      255,304

Preferred Stock      14,199,142  16,249,188   15,599,262   18,012,877

Other Equity
  Securities          3,554,641   4,413,580    6,320,593    7,106,186

Monmouth Capital
  Corporation *
  Convertible
  Debentures          1,000,000   1,000,000          -0-          -0-

Other Debt
  Securities
  (maturing in
   2009)              2,241,198   2,438,000    2,241,198    2,297,125
                     __________  __________    __________  __________

                    $25,788,016 $31,096,211  $28,796,539  $32,784,968

                     ==========  ==========   ==========   ==========
*Related entity -
See Note 9

NOTE 4 - SECURITIES AVAILABLE FOR SALE, (CONT'D.)

     Gross unrealized gains on debt securities amounted to $196,802 and $55,927 as of December 31, 2003 and 2002,
respectively. Gross unrealized gains on equity securities amounted to $5,111,393 and $4,033,203 as of December 31, 2003 and 2002, respectively. Gross unrealized losses on equity securities amounted to $-0- and $100,701 as of December 31, 2003 and 2002, respectively.

     During the years ended December 31, 2003, 2002 and 2001, the Company received proceeds of $14,235,357, $3,735,533, and $3,997,614 on sales or redemptions of securities available for sale, respectively. Gross gains on these sales of securities amounted to $2,757,737, $823,573 and $737,417, respectively.
Gross losses on these sales of securities amounted to $59,013, $28,623 and $74,144, respectively. During the year ended December 31, 2001, the Company also realized a loss of $132,949 due to a writedown to fair value of securities available for sale which was considered other than temporarily impaired. Dividend income for the years ended December 31, 2003, 2002 and 2001 amounted to $2,342,095 $2,376,286 and $1,910,909, respectively.
Interest income for the years ended December 31, 2003, 2002 and 2001 amounted to $918,166, $490,856 and $277,521, respectively.

NOTE 5 - LOANS AND MORTGAGES PAYABLE

LOANS PAYABLE

     The Company purchases securities on margin. The margin loan interest rate at December 31, 2003 and 2002 was 2.75% and 3%, respectively and is due on demand. At December 31, 2003 and 2002, the margin loan amounted to $6,747,818 and $9,165,645, respectively, and is secured by investment securities with a market value of $31,096,211 and $32,784,968, respectively.

     The Company has a $2,000,000 revolving credit agreement with Transamerica Commercial Finance Corporation (Transamerica) to finance inventory purchases. The interest rates range from prime (with a minimum of 6%) for each advance to prime plus 2% after one year. This agreement originally terminated April 25, 2003, but automatically renews on an annual basis. Advances under this line of credit were secured by the manufactured homes for which the advances were made. As of December 31, 2003 and 2002, the amount outstanding with Transamerica was $1,074,550 and $908,340, respectively.

      The  Company  also  has  miscellaneous  loans  payable  for
equipment  and  vehicles  and  inventory  totaling  $18,594   and
$284,980 at December 31, 2003 and 2002, respectively.

UNSECURED LINE OF CREDIT

      The Company has a $2,000,000 unsecured line of credit with Fleet Bank, none of which was utilized at December 31, 2003. The interest rate on this line of credit is prime. This line of credit expires on June 15, 2004. The balance outstanding on this line at December 31, 2002 was $2,000,000.

NOTE 5 - LOANS AND MORTGAGES PAYABLE, (CONT'D.)

MORTGAGES PAYABLE

      The following is a summary of mortgages payable at December
31, 2003 and 2002:

                                    Interest
Property               Due Date       Rate        2003           2002
________                ________    ________    ________        ________

Allentown              12/01/11          6.36%  $5,576,541     $5,675,439
Cranberry Village      08/01/08          5.17%   2,242,222      2,309,000
D & R Village          05/01/08         4.625%   3,044,969      3,188,122
Fairview Manor         07/27/07          6.39%   3,859,421      3,960,632
Forest Park Village    08/01/08          5.17%   3,587,554      3,694,400
Heather Highlands      08/28/18     Prime+1/2%   3,439,939            -0-
Laurel Woods           10/10/06          6.38%   1,649,128      1,695,862
Port Royal Village     04/01/12          7.36%   5,282,636      5,330,337
Sandy Valley           03/01/04             7%   3,495,890      3,615,247
Waterfalls Village     01/01/08         4.625%   2,632,734      2,762,313
Various
  (4 properties)       12/01/05           7.5%   9,411,641     11,090,532
                                                __________     __________
      TOTAL MORTGAGES   PAYABLE                $44,222,675    $43,321,884
                                                ==========     ==========

      At December 31, 2003 and 2002, mortgages are collateralized by real property with a carrying value of $47,105,448 and $40,409,176, respectively, before accumulated depreciation and amortization. Interest costs amounting to $145,800 and $162,600 and $146,000 were capitalized during 2003, 2002 and 2001, respectively, in connection with the Company's expansion program.

RECENT FINANCING

      On June 20, 2002, the Company took down the additional $1,500,000 on the Fairview Manor mortgage. The total balance of $4,000,000 was converted to a fixed rate mortgage with an interest rate of 6.39%. This mortgage is due July 27, 2007.

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

NOTE 5 - LOANS AND MORTGAGES PAYABLE, (CONT'D.)

     On August 28, 2003, the Company obtained a $3,500,000 mortgage loan with First National Community Bank, located in
Dunmore, PA. This mortgage payable is due on August 28, 2018 with an interest rate of prime plus 1/2% (with a minimum rate of 4 1/2 % and a maximum rate of 7 1/2%), for the first seven years. Effective August 28, 2010, the interest rate will be prime plus 1% (but not more than 3% greater than the prime rate on August 28, 2010). This loan is secured by Heather Highlands Mobile Home Park in Pittston, PA.

       Effective  October  1,  2003,  the  Company  extended  the
Cranberry Village mortgage and the Forest Park Village mortgage to August 1, 2008. The interest rate was reset to a fixed rate of 5.17%.

     The aggregate principal payments of all mortgages payable are scheduled as follows:

     2004              $5,265,495
     2005               9,740,535
     2006               2,651,671
     2007               4,547,078
     2008               9,648,491
  Thereafter           12,369,405
                       __________

    Total             $44,222,675
                       ==========

NOTE 6 - EMPLOYEE STOCK OPTIONS

     On August 14, 2003, the shareholders approved and ratified the Company's 2003 Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock. All options are exercisable one year from the date of grant. The option price shall not be below the fair market value at date of grant. If options granted under the 2003 Plan expire or terminate for any reason without having been exercised in full, the Shares subject to, but not delivered under, such options shall become available for additional option grants under the 2003 Plan. This Plan replaced the Company's 1994 Stock Option Plan which, pursuant to its terms, terminated December 31, 2003.

     The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" on January 1, 2003. During the year ended December 31, 2003, eleven employees were granted 64,000 options. The fair value of those options was approximately $83,000 based on assumptions noted below and is being amortized over the 1-year vesting period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:


                         2003       2002        2001
                         _____      _____       _____

Dividend yield          6.14%      6.75%          8%
Expected                  19%        13%         25%
volatility
Risk-free Interest
  Rate                  3.91%      3.40%       4.29%
Expected lives              8          8           5

NOTE 6 - EMPLOYEE STOCK OPTIONS, (CONT'D.)

      A summary of the status of the Company's stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended are as follows:

                       Weighted-           Weighted-            Weighted-
                       Average             Average               Average
                       Exercise            Exercise             Exercise
             Shares     Price     Shares    Price     Shares      Price
             ______    _______    _______  _______    _______    _______

Outstanding
  at Beginning
  of year     388,000  $10.28     440,200    $10.44    433,500   $10.45
Granted        64,000   15.75      68,000     12.73     62,700    10.49
Exercised   (115,000)   10.31    (39,700)     10.59   (14,000)    10.37
Expired      (31,000)   12.66    (80,500)     13.06   (42,000)    10.68
              _______             _______              _______
Outstanding
  at end of
  year        306,000   11.17     388,000     10.28    440,200    10.44
              =======             =======              =======
Options
  exercisable
  at end of
  year        242,000             320,000              377,500
              =======             =======              =======
Weighted-
  average
  fair
  value of
  options
  granted
  During
  the year                 1.30                 .35                1.18
                        =======             =======             =======

     The following is a summary of stock options outstanding as of December 31, 2003:

Date of      Number of    Number of      Option     Expiration
  Grant      Employees       Shares       Price         Date
           ________     ________     ________    ________

01/05/95             2       75,000        8.25       01/05/05
09/28/99             2       10,000      8.8125       09/28/04
01/06/00             1       25,000      9.0625       01/06/05
07/17/00             4       22,000        8.50       07/17/05
01/02/01             1       25,000     10.3125       01/02/06
10/04/01             5       24,000       10.60       10/04/09
01/04/02             1       25,000       12.95       01/04/10
06/20/02            10       36,000       12.60       06/20/10
08/18/03             1       25,000*      16.92       08/18/11
08/25/03            10       39,000*      15.00       08/25/11
                           ________

                            306,000
                           ========
* Unexercisable

NOTE 6 - EMPLOYEE STOCK OPTIONS, (CONT'D.)

     During the year ended December 31, 2003, eleven employees exercised their stock options and purchased 115,000 shares for a total of $1,185,900. During 2002, 13,000 shares for a total of $149,500 were exercised through the issuance of notes receivable from officers. These notes receivable were at an interest rate of 5%, mature on June 25, 2007 and were collateralized by the underlying common shares. The balance of these notes receivable at December 31, 2002 amounted to $92,000, collateralized by 8,000 shares. These notes receivable were fully repaid at December 31, 2003.

     As of December 31, 2003, there were 1,436,000 shares available for grant under the 2003 plan.

NOTE 7 - TREASURY STOCK

      During the year ended December 31, 2002, the Company purchased 46,000 shares, of its own stock for a total cost of $603,024.

NOTE 8 - 401(K) PLAN

      Any full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company's 401(k) Plan (Plan). Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $12,000, annually adjusted) and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2003, 2002 and 2001, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary. This amounted to $37,961, $42,411 and $48,243 in 2003, 2002 and 2001, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS

      The Company operates as part of a group of three public companies (all REITs) which includes the Company, Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC), (collectively the affiliated companies). Some general and administrative expenses are allocated between the affiliated companies based on use or services provided. Allocations of salaries and benefits are made based on the amount of the employees' time dedicated to each affiliated company.

      There  are  five  Directors of the  Company  who  are  also
Directors and shareholders of MREIC and there are seven Directors of the Company who are also Directors and shareholders of MCC.

TRANSACTIONS WITH MONMOUTH REAL ESTATE INVESTMENT CORPORATION

      During 2003, 2002 and 2001, the Company purchased shares of MREIC common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4). During 2003, the Company sold 50,000 shares of MREIC and recorded a gain on sale of $131,727.

NOTE 9 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS, (CONT'D.)

TRANSACTIONS WITH MONMOUTH CAPITAL CORPORATION AND SUBSIDIARY

      During 2003, 2002 and 2001, the Company purchased shares of MCC common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4).

      Prior to April 1, 2001, MCC, through its wholly-owned subsidiary sold and financed the sales of manufactured homes. MCC paid the Company market rent on sites where MCC had a home for sale. Total site rental income from MCC amounted to $33,370 for the year ended December 31, 2001.

     Effective April 1, 1996 through April 1, 2001, MCC leased space from the Company to be used as sales lots, at market rates, at most of the Company's communities. Total rental income relating to these leases amounted to $38,370 for the year ended December 31, 2001.

     During 2001, the Company had approximately $49,000 of rental homes that were sold to MCC at book value.

      During 2003, 2002 and 2001, the Company purchased from MCC at its cost, 4, 2 and 3 homes, respectively totaling $78,195, $43,181 and $47,953, respectively to be used as rental homes. On March 30, 2001, the Company also purchased at carrying value all of the remaining inventory of MCC. This amounted to $2,261,624. The Company also assumed the inventory financing of $1,833,871.

      During 2003, the Company financed/refinanced certain loans on sales made by MCC to third parties. The total amount financed amounted to $307,746 during 2003.

      On October 23, 2003, the Company invested $1,000,000 in the Convertible Debenture Private Placement Offering of MCC (the MCC Debenture). The MCC Debenture pays interest at 8% and is convertible into 166,667 shares of Common Stock of MCC at any time prior to redemption or maturity. The MCC debenture is due in 2013.

SALARY, DIRECTORS', MANAGEMENT AND LEGAL FEES

      During the years ended December 31, 2003, 2002 and 2001, salary, Directors' fees, legal fees and fringe benefits to Mr.
Eugene W. Landy and the law firm of Landy & Landy amounted to $185,776, $167,276 and $165,076, respectively.

OTHER MATTERS

     The Company has employment agreements with certain executive officers, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits. The Company has accrued these benefits over the terms of the agreements. Amounts accrued under these agreements were $780,058 and $817,058 at December 31, 2003 and 2002, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS AND OTHER MATTERS, (CONT'D.)

      In August, 1999, the Company entered into a lease for its corporate offices. The lease is for a five-year term at market rates with monthly lease payments of $12,000, plus its proportionate share of real estate taxes and common area maintenance. The lessor of the property is owned by certain officers and directors of the Company. The lease payments and the resultant lease term commenced on May 1, 2000. Approximately 50% of the monthly lease payment of $12,000, plus its proportionate share of real estate taxes and common area maintenance is reimbursed by other related entities utilizing the leased space (MREIC and MCC).

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

      Effective June 24, 1998, the Company amended the Dividend Reinvestment and Stock Purchase Plan. Shareholders were no longer able to purchase additional shares by making optional cash payments. The dividend reinvestment feature of the Plan remained unchanged.

     On March 19, 2003, the Company amended the Dividend Reinvestment and Stock Purchase Plan to provide for monthly optional cash payments of not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company.

     Amounts   received,   including  dividends   reinvested   of
$1,744,096, $1,654,949 and $1,686,031, respectively,  and  shares issued  in connection with the DRIP for the years ended  December
31, 2003, 2002 and 2001 were as follows:

                            2003         2002          2001
Amounts
Received/Dividends
  Reinvested              $5,729,083   $1,654,949     $1,686,031
Number of Share Issued       378,380      135,418        163,491

NOTE 11 - DISTRIBUTIONS

      The following gross distributions, including dividends reinvested, were paid to shareholders during the three years ended December 31, 2003, 2002 and 2001:

                     2003                  2002                2001
                           Per                    Per                Per
Quater Ended   Amount     Share     Amount       Share    Amount    Share
              _______    _______   _______     _______    _______  _______

March 31     $1,710,236  $  .2225  $1,602,74    $.2125  $1,442,387  $.1950

June 30       1,742,618     .2250   1,705,309    .2150   1,466,787   .1975

September 30  1,797,855     .2275   1,581,064    .2175   1,494,309   .2000

December 31   1,867,392     .2300   1,679,176    .2200   1,577,057   .2100

              _________    _______  _________    ______  _________  ______

             $7,118,101  $  .9050  $6,568,295   $.8650  $5,980,540  $.8025

              =========  ========   =========   ======   =========  ======

NOTE 11 - DISTRIBUTIONS, (CONT'D.)

      For the years ended December 31, 2003, 2002 and 2001, total distributions paid by the Company amounted to $7,118,101 or $.9050 per share, $6,568,295 or $.8650 per share, and $5,980,540 or $.8025 per share, respectively. These amounts do not include the discount on shares purchased through the Company's Dividend Reinvestment and Stock Purchase Plan.

NOTE 12 - FEDERAL INCOME TAXES

      The Company elected to be taxed as a REIT. As the Company has distributed all of its income currently, no provision has been made for Federal income or excise taxes for the years ended December 31, 2003, 2002 and 2001. For the year ended December 31, 2003, S&F has accrued $50,000 in federal and state income taxes which has been included in general and administrative expenses.

NOTE 13 - CONTINGENCIES AND LEGAL MATTERS

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

     The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

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

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS, (CONT'D.)


          The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. For 2003, the fair and carrying value of fixed rate mortgages payable amounted to $41,157,177 and $40,782,736, respectively. For 2002, the fair and carrying values of fixed rate mortgages payable amounted to $43,543,545 and $43,321,884, respectively. The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 15 - SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME
           INFORMATION

     Cash paid during the years ended December 31, 2003, 2002 and 2001 for interest was $3,336,290, $3,476,935 and $2,971,894, respectively.

      During  the years ended December 31, 2003, 2002  and  2001, land  development  costs  of  $894,057,  $697,627  and  $954,585,
respectively   were  transferred  to  investment   property   and
equipment and placed in service.

     During the years ended December 31, 2003, 2002 and 2001, the
Company had dividend reinvestments of $1,744,096, $1,654,949 and $1,686,031, respectively which required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive
Income:
                               2003         2002          2001
                               ____         ____          ____
Unrealized holding gains
  arising during the year   $4,018,490   1,242,378      $4,562,120

Less: reclassification
  adjustment for gains
  realized in income        (2,698,724)   (794,950)      (530,324)
                             _________     ________       ________


Net unrealized gains        $1,319,766     $447,428     $4,031,796

                            ==========     =========    ==========

NOTE 16 - SUBSEQUENT EVENTS

      On March 1, 2004, the Company acquired Bishop's Mobile Home Court and Whispering Pines Community, in Somerset Township, Pennsylvania. Bishop's Mobile Home Court is an existing family community consisting of 124 sites, located next to Whispering Pines Community, a 55-and-older community consisting of 15 existing home sites and an additional 60 acres for expansion. The Company will rename Bishop's Mobile Home Court as Somerset Estates. The total purchase price was approximately $3,500,000. The Company obtained a $2,000,000 mortgage with Somerset Trust Company which matures on February 26, 2019. The interest rate is fixed at 5.25% for three years and is adjusted every three years based upon the three-year Treasury rate plus 3.25%.

                    UNITED MOBILE HOMES, INC.
                          SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2003

  Column A      Column B                   Column C        Column D
                                         Initial Cost
                                         Site, Land &   Capitalization
                                           Building     Subsequent to
Description   Encumbrances       Land    Improvements    Acquisition

________      ________        ________      ________        ________

Memphis, TN      5,576,541      250,000     2,569,101       1,381,338
Greenfield
  Center,NY            -0-        37,500      232,547       2,280,765
Vineland, NJ               (3)   320,000    1,866,323         859,405
Duncansville PA        -0-        60,774      378,093         518,978
Cranberry
  Township, PA   2,242,222       181,930    1,922,931         284,296
Clifton
  Park, NY       3,044,969       391,724      704,021       1,213,716
Apollo, PA             -0-       670,000    1,336,600         783,027
Cranberry
  Township, PA   3,587,554        75,000      977,225       1,155,274
Millville, NJ    3,859,421       216,000    1,166,517       4,590,478
Kutztown, PA           -0-       145,000    1,695,041       4,615,674
Inkerman, PA     3,439,939       572,500    2,151,569       2,682,705
Monticello, NY         -0-       235,600    1,402,572       1,955,031
Navarre, OH            -0-       290,000    1,457,673         777,904
Cresson, PA      1,649,128       432,700    2,070,426         268,100
Memphis, TN            -0-        78,435      810,477       1,483,001
West Grove, PA            (3)    175,000      990,515         943,718
Carlisle, PA           -0-        37,540      198,321       1,055,360
Belle
  Vernon, PA     5,282,636       150,000    2,491,796       2,901,503
Marion, OH             -0-       236,000      785,293       2,405,907
Athens, OH             -0-        67,000    1,326,800         257,311
Magnolia, OH     3,495,890       270,000    1,941,430       1,821,429
Jackson, NJ                (3)   100,095      602,820       1,289,561
Hamburg, NY      2,632,734       424,000    3,812,000         243,735
West Monroe, NY        -0-        77,000      841,000         225,199
Eatontown, NJ              (3)   157,421      280,749         206,397
Caledonia, OH                    260,000    1,753,206         611,997
                  ________      ________    _________        ________

                34,811,034    $5,911,219  $35,765,046     $36,811,809
                               =========    =========       =========
   Various       9,411,641 (3)

                  ________

               $44,222,675
                ==========


                              -61A-

                    UNITED MOBILE HOMES, INC.
                          SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2003


  Column A                 Column E (1) (2)               Column F (1)
                   Gross Amount at Which Carried at
                               12/31/03
                             Site, Land &
                                 Building                  Accumulated
Description       Land        Improvements     Total       Depreciation
___________      _______      ___________      ______       __________

Memphis, TN        250,000       3,950,439     4,200,439     2,923,121
Greenfield
  Center, NY       122,865       2,427,947     2,550,812     1,155,342
Vineland, NJ       408,206       2,637,522     3,045,728     1,952,876
Duncansville PA     60,774         897,071       957,845       593,224
Cranberry
  Township, PA     181,930       2,207,227     2,389,157     1,818,226
Clifton
  Park, NY         391,724       1,917,737     2,309,461     1,057,064
Apollo, PA         670,000       2,119,627     2,789,627       628,621
Cranberry
 Township, PA       75,000       2,132,499     2,207,499     1,737,443
Millville, NJ      631,137       5,341,858     5,972,995     1,927,628
Kutztown, PA       404,239       6,051,476     6,455,715     1,711,316
Inkerman, PA       572,500       4,834,274     5,406,774     1,607,714
Monticello,NY      318,472       3,274,731     3,593,203     1,459,140
Navarre, OH        290,000       2,235,577     2,525,577     1,223,537
Cresson, PA        432,700       2,338,526     2,771,226       181,026
Memphis, TN         78,435       2,293,478     2,371,913     1,369,663
West Grove, PA     175,000       1,934,233     2,109,233     1,491,330
Carlisle, PA       145,473       1,145,748     1,291,221       742,511
Belle
  Vernon, PA       150,000       5,393,299     5,543,299     3,294,815
Marion, OH         236,000       3,191,200     3,427,200     1,339,964
Athens, OH          67,000       1,584,111     1,651,111       414,091
Magnolia, OH       270,000       3,762,859     4,032,859     2,403,091
Jackson, NJ        100,095       1,892,381     1,992,476     1,526,910
Hamburg, NY        424,000       4,055,735     4,479,735       871,137
West Monroe, NY     77,000       1,066,199     1,143,199        23,583
Eatontown, NJ      135,421         509,146       644,567       379,648
Caledonia, OH      260,000       2,365,203     2,625,203       611,295
                 _________       _________     _________     _________


                 6,927,971     $71,560,103   $78,488,074   $34,444,316
                 =========       =========     =========    ==========


                              -61B-

                    UNITED MOBILE HOMES, INC.
                          SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 2003

Column A              Column G        Column H        Column I
________              ________        ________        ________

                       Date of          Date         Depreciable
Description         Construction      Acquired          Life
___________         ____________      ________       ___________

Memphis, TN         prior to 1980       1986        3 to 27.5
Greenfield          prior to 1970       1977        3 to 27.5
  Center, NY
Vineland, NJ             1973           1986        3 to 27.5
Duncansville, PA        1961            1979        3 to 27.5
Cranberry                1974           1986        5 to 27.5
  Township, PA
Clifton Park, NY         1972           1978        3 to 27.5
Apollo, PA          prior to 1980       1995        5 to 27.5
Cranberry           prior to 1980       1982        3 to 27.5
  Township, PA
Millville, NJ       prior to 1980       1985        3 to 27.5
Kutztown, PA             1971           1979        5 to 27.5
Inkerman, PA             1970           1992        5 to 27.5
Monticello, NY           1972           1988        5 to 27.5
Navarre, OH         prior to 1980       1987        5 to 27.5
Cresson, PA         prior to 1980       2001        5 to 27.5
Memphis, TN              1955           1985        3 to 27.5
West Grove, PA           1971           1974        5 to 27.5
Carlisle, PA             1961           1969        3 to 27.5
Belle Vernon, PA         1973           1983        3 to 27.5
Marion, OH               1950           1986        3 to 27.5
Athens, OH          prior to 1980       1996        5 to 27.5
Magnolia, OH        prior to 1980       1985        5 to 27.5
Jackson, NJ              1969           1969        3 to 27.5
Hamburg, NY         prior to 1980       1997        5 to 27.5
West Monroe, NY     prior to 1980       2003        5 to 27.5
Eatontown, NJ            1964           1978        3 to 27.5
Caledonia, OH       prior to 1980       1996        5 to 27.5




                              -61C-


                                /----------FIXED ASSETS-----------/
(1)  Reconciliation:          12/31/03       12/31/02        12/31/01

    Balance - Beginning
     of Year                $74,820,899    $73,015,447       $68,265,859
                             __________     __________        __________
    Additions:
    Acquisitions                918,000            -0-         2,503,126
    Improvements              3,220,960      2,952,693         2,710,384
    Depreciation                    -0-            -0-               -0-
                             __________     __________        __________

      Total Additions         4,138,960      2,952,693         5,213,510
                             __________     __________        __________

    Deletions                   471,785      1,147,241           463,922
                             __________     __________        __________

    Balance - End of Year   $78,488,074    $74,820,899       $73,015,447
                             ==========     ==========        ==========

                               /-----ACCUMULATED DEPRECIATION-----/
   Reconciliation:          12/31/03        12/31/02        12/31/01

   Balance - Beginning
     of Year                $32,073,978    $29,763,492     $  27,526,792
                             __________     __________        __________

   Additions:
   Acquisitions                     -0-            -0-               -0-
   Improvements                     -0-            -0-               -0-
   Depreciation               2,494,445      2,433,867         2,360,623
                             __________     __________        __________

     Total Additions          2,494,445      2,433,867         2,360,623
                             __________     __________        __________

   Deletions                    124,107        123,381           123,923
                             __________     __________        __________

   Balance - End of Year    $34,444,316    $32,073,978     $  29,763,492
                             ==========     ==========        ==========

(2) The aggregate cost for Federal tax purposes approximates historical cost.

(3) Represents one mortgage note payable secured by four properties.


                              -61D-

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   UNITED MOBILE HOMES, INC.


                                   BY:  /s/Eugene W. Landy
                                        EUGENE W. LANDY
                                        Chief Executive Officer
Dated:        March  8, 2004

Pursuant  to the requirements of the Securities and Exchange  Act of  1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and  on the date indicated.
                      Title                 Date

/s/Eugene W. Landy    Chief Executive       March  8, 2004
EUGENE W. LANDY       Officer and
                      Director

/s/Samuel A. Landy    President and         March  8, 2004
SAMUEL A. LANDY       Director

/s/Anna T. Chew       Vice President and    March  8, 2004
ANNA T. CHEW          Chief Financial
                      Officer
                      and Director

/s/Ernest V.          Secretary/Treasurer   March  8, 2004
Bencivenga            and
ERNEST V. BENCIVENGA  Director

/s/Charles P.         Director              March  8, 2004
Kaempffer
CHARLES P. KAEMPFFER

/s/James Mitchell     Director              March  8, 2004
JAMES MITCHELL

/s/Richard H. Molke   Director              March  8, 2004
RICHARD H. MOLKE

/s/Eugene Rothenberg  Director              March  8, 2004
EUGENE ROTHENBERG

/s/Robert G. Sampson  Director              March  8, 2004
ROBERT G. SAMPSON