Form 10-Q
period 2004-03-31
UNITED MOBILE HOMES INC
filed 2004-05-07
CIK 752642

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 2004

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _________________________

For Quarter Ended                    Commission File Number

 March 31, 2004                              0-13130

                UNITED MOBILE HOMES, INC.
 (Exact name of registrant as specified in its charter)

            Maryland                      22-1890929
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

Indicate by   check mark whether the registrant is an   accelerated
filer (as defined in Rule 125-2 of the Exchange Act).
Yes   X  No

The number of shares outstanding of issuer's common stock as of May 1, 2004 was 8,432,023 shares.

                    UNITED MOBILE HOMES, INC.

                      for the QUARTER ENDED

                         MARCH 31, 2004



PART  I  - FINANCIAL INFORMATION                     Page No.


Item 1 -  Financial Statements (Unaudited)

          Consolidated Balance Sheets                       3

          Consolidated Statements of Income                 4

          Consolidated Statements of Cash Flows             5

          Notes to Consolidated Financial Statements        6-9

Item 2 -  Management's  Discussion  and  Analysis   of
          Financial   Conditions   and   Results    of
          Operations                                       10-13

Item 3 -  Quantitative  and  Qualitative   Disclosures
          About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -  Controls and Procedures                          12

PART II - OTHER INFORMATION                                14

          SIGNATURES                                       15

                    UNITED MOBILE HOMES, INC
                   CONSOLIDATED BALANCE SHEETS
           AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                          March 31,      December 31,
               -ASSETS-                     2004            2003
                                         __________      __________
                                          (Unaudited)
INVESTMENT PROPERTY AND EQUIPMENT
  Land                                     $8,412,970   $   6,927,971
  Site and Land Improvements               61,158,495      59,202,516
  Buildings and Improvements                3,026,780       2,790,612
  Rental Homes and Accessories              9,762,380       9,581,123
                                           __________      __________
    Total Investment Property              82,360,625      78,502,222
  Equipment and Vehicles                    4,973,302       4,664,006
                                           __________      __________
    Total Investment Property and
      Equipment                            87,333,927      83,166,228
  Accumulated Depreciation               (38,408,349)    (37,660,693)
                                           __________      __________
    Net Investment Property and
      Equipment                            48,925,578      45,505,535
                                           __________      __________
OTHER ASSETS
  Cash and Cash Equivalents                 2,419,748       3,244,871
  Securities Available for Sale            26,954,225      31,096,211
  Inventory of Manufactured Homes           3,463,671       3,635,954
  Notes and Other Receivables               7,522,843       7,338,580
  Unamortized Financing Costs                 490,362         407,401
  Prepaid Expenses                            524,998         559,594
  Land Development Costs                    2,762,855       2,522,066
                                           __________      __________
    Total Other Assets                     44,138,702      48,804,677
                                           __________      __________
  TOTAL ASSETS                            $93,064,280     $94,310,212
                                           ==========      ==========
     - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                         $44,745,190   $  44,222,675
                                           __________      __________
OTHER LIABILITIES
  Accounts Payable                            291,539         655,648
  Loans Payable                             3,140,914       7,840,962
  Accrued Liabilities and Deposits          2,016,373       1,988,525
  Tenant Security Deposits                    497,381         502,626
                                           __________      __________
    Total Other Liabilities                 5,946,207      10,987,761
                                           __________      __________
  Total Liabilities                        50,691,397      55,210,436
                                           __________      __________
SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per
    share, 20,000,000 shares
    authorized,8,763,741 and
    8,557,130 shares issued and 8,371,441 and
    8,164,830 shares outstanding as
    of March 31, 2004 and December 31,
    2003,  respectively                       876,374         855,713
  Excess Stock - $.10 par value per
    share, 3,000,000 shares
    authorized,
    no shares issued or outstanding               -0-             -0-
  Additional Paid-In Capital               39,546,442      36,304,626
  Accumulated Other Comprehensive
    Income                                  3,964,664       5,308,195
  Undistributed Income                      1,695,325         341,164
  Treasury Stock, at Cost (392,300
    shares)                                (3,709,922)     (3,709,922)
                                           __________      __________
    Total Shareholders' Equity             42,372,883      39,099,776
                                           __________      __________

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                    $93,064,280     $94,310,212
                                           ==========      ==========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 2004 AND 2003

                                   2004             2003
                                   ____             ____

REVENUES:
Rental and Related
  Income                     $5,344,750       $5,149,611
Sales of Manufactured
  Homes                       1,542,342        1,496,093
Interest and Dividend
  Income                        739,827          885,361
Gain on Securities
  Available for Sales
  Transactions, net           1,820,354          194,516
Other Income                     18,336           25,591
                             __________       __________

Total Revenues                9,465,609        7,751,172
                             __________       __________

EXPENSES:
Community Operating
  Expenses                    2,459,665        2,346,651
Cost of Sales of
  Manufactured Homes          1,217,212        1,193,019
Selling Expenses                345,295          275,238
General and
  Administrative Expenses       625,289          565,096
Interest Expense                739,712          828,035
Depreciation Expense            770,700          716,659
Amortization of
  Financing Costs                24,810           30,300
                             __________       __________

   Total Expenses             6,182,683        5,954,998
                             __________       __________

Income before Gain on
  Sales of Investment
  Property and Equipment      3,282,926        1,796,174
(Loss) Gain on Sales of
  Investment Property and
  Equipment                     (5,259)            6,302
                             __________       __________

Net Income                   $3,277,667       $1,802,476
                             ==========       ==========

Net Income per Share -
  Basic                         $  0.40          $  0.23

                             ==========       ==========
  Diluted                       $  0.39          $  0.23

                             ==========       ==========

Weighted Average Shares
Outstanding -
   Basic                      8,256,598        7,692,519
                             ==========       ==========
   Diluted                    8,355,420        7,785,396
                             ==========       ==========


                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 4

                    UNITED MOBILE HOMES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 2004 AND 2003

                                          2004          2003
                                          ____          ____
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                              $3,277,667     $1,802,476
Non-Cash Adjustments:
Depreciation                               770,700        716,659
Amortization                                24,810         30,300
Stock Compensation Expense                  28,427            -0-
Gain on Securities Available for Sale
  Transactions                          (1,820,354)      (194,516)
Loss (Gain) on Sales of Investment
  Property and Equipment                     5,259         (6,302)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes            172,283        (36,460)
Notes and Other Receivables               (184,263)       (40,057)
Prepaid Expenses                            34,596        (66,989)
Accounts Payable                          (364,109)      (594,520)
Accrued Liabilities and Deposits            27,848        (11,866)
Tenant Security Deposits                    (5,245)        (1,834)
                                        __________     __________
Net Cash Provided by Operating
  Activities                             1,967,619      1,596,891
                                        __________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home
  Community                             (3,535,400)          -0-
Purchase of Investment Property and
  Equipment                               (670,952)     (377,527)
Proceeds from Sales of Assets               10,350        81,683
Additions to Land Development             (240,789)     (189,175)
Purchase of Securities Available
  for Sale                              (2,039,284)     (188,786)
Proceeds from Sales of
  Securities Available for Sale          6,658,093       665,566
                                        __________     __________
Net Cash Provided (Used) by
  Investing Activities                     182,018        (8,239)
                                        __________     __________

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans        2,000,000            -0-
Principal Payments of Mortgages
  and Loans                             (6,177,533)   (1,371,753)
Financing Costs on Debt                   (107,771)      (16,148)
Proceeds from Issuance of Common
  Stock                                  2,809,342            -0-
Proceeds from Exercise of Stock
  Options                                      -0-       201,950
Dividends Paid, net of
  amount reinvested                     (1,498,798)   (1,258,575)

                                        __________     __________
Net Cash Used  by Financing
   Activities                           (2,974,760)   (2,444,526)

                                        __________     __________

NET DECREASE  IN CASH
  AND CASH EQUIVALENTS                    (825,123)     (855,874)
CASH & CASH EQUIVALENTS - BEGINNING      3,244,871     2,338,979
                                        __________     __________
CASH & CASH EQUIVALENTS - ENDING        $2,419,748    $1,483,105
                                        ==========     ==========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 5

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2004 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2003 have been omitted.

United Mobile Homes, Inc. (the Company), through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. This company was established to enhance the occupancy of the communities. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the current period presentation.

Employee Stock Options

Prior to January 1, 2003, the Company accounted for its stock option plan under the recognition and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. No stock-based employee compensation was reflected in net income prior to January 1, 2003. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Had  compensation cost been determined consistent with  SFAS  No.
123, the Company's net income and earnings per share for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts as follows:

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY, (CONT'D.)

                              2004            2003
                              ____            ____

Net Income prior to
  Compensation expense       $3,306,094       $1,802,476
Compensation expense             28,427              -0-
                             __________       __________
Net Income as Reported        3,277,667        1,802,476
Compensation expenses
if the fair value method
  had been applied                  -0-            4,407
                             __________       __________
Net Income Pro forma         $3,277,667       $1,798,069
                             ==========       ==========

Net Income per share -
as reported
   Basic                       $    .40          $  .23
   Diluted                     $    .39          $  .23
Net Income per share -
pro forma
   Basic                       $    .40          $  .23
   Diluted                     $    .39          $  .23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

                             2004    2003     2002

Dividend yield              6.06%    6.14%   6.75%
Expected volatility           19%      19%     13%
Risk-free interest rate     3.54%    3.91%   3.40%
Expected lives                  8        8       8

The  weighted-average fair value of options  granted  during  the
three  months  ended  March 31, 2004 was $1.23.   There  were  no
options granted during the three months ended March 31, 2003.

During the three months ended March 31, 2004, the following stock options were granted:

  Date of      Number of     Number     Option     Expiration
   Grant       Employees       of        Price        Date
                             Shares

1/16/04             1        25,000     $18.62      1/16/12

During the three months ended March 31, 2004, no employees exercised their stock options and no options expired without being exercised. As of March 31, 2004, there were options outstanding to purchase 331,000 shares and 1,411,000 shares were available for grant under the Company's 2003 Stock Option Plan.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 98,822 and 92,877 shares for the three months ended March 31, 2004 and 2003, respectively, are included in the diluted weighted average shares outstanding.

The  following  table sets forth the components of the  Company's comprehensive  income for the three months ended March  31,  2004 and 2003:

                             2004         2003
                             ____         ____

Net Income                 $3,277,667   $1,802,476
Decrease in unrealized
  gain on securities
  available for sale      (1,343,531)    (386,182)
                           __________   __________
Comprehensive Income       $1,934,136   $1,416,294
                           ==========   ==========


NOTE 3 - INVESTMENT PROPERTY AND EQUIPMENT

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS During the three months ended March 31, 2004, the Company sold or redeemed $4,837,739 in securities available for sale, recognizing a gain of $1,820,354. Included in these sales are sales of 550,000 shares of Monmouth Real Estate Investment Corporation (an affiliated company) common stock for a gain of $1,413,571.
During the three months ended March 31, 2004, the Company invested in futures contracts on ten-year Treasury notes with a notional amount of $3,400,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in interest and dividend income with corresponding amounts recorded in accrued liabilities and deposits on the balance sheet. The fair value of the derivatives at March 31, 2004 was a liability of $33,312.

NOTE 5 - MORTGAGES PAYABLE

Effective March 1, 2004, the Company extended the Sandy Valley mortgage for an additional five years. This mortgage payable is due on March 1, 2009 with the interest rate reset at 4.75%.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 2004, the Company paid $1,923,506 of which $424,708 was reinvested, as a dividend of $.2325 per share to shareholders of record as of February 17, 2004. On April 1, 2004, the Company declared a dividend of $.235 per share to be paid on June 15, 2004 to shareholders of record May 17, 2004.

During  the  three  months  ended March  31,  2004,  the  Company received,  including dividends reinvested, a total of  $3,234,050
from  the  Dividend Reinvestment and Stock Purchase Plan.   There
were 206,611 new shares issued under the Plan.

NOTE 7 - EMPLOYMENT AGREEMENTS

The Company has an employment agreement with Mr. Eugene W. Landy, Chairman of the Board. Under this agreement his base compensation was $150,000 per year. This contract expired in 1998 and had been renewed for one-year periods. Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000. Additionally, Mr. Landy's pension has been extended for an additional three years. This amendment did not have a material impact on the Company's financial statements.

NOTE 8 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2004 and 2003 for interest was $780,212 and $860,635, respectively. Interest cost capitalized to Land Development was $40,500 and $32,600 for the three months ended March 31, 2004 and 2003, respectively.

During the three months ended March 31, 2004 and 2003, the Company had dividend reinvestments of $424,708 and $451,661, respectively, which required no cash transfers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS  AND
RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2003.

The Company is a real estate investment trust (REIT). The Company's primary business is the ownership and operation of manufactured home communities - leasing manufactured home spaces on a month-to-month basis to private manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells homes to residents and prospective residents of our communities.

Total revenue increased from $7,751,172 for the quarter ended March 31, 2003 to $9,465,609 for the quarter ended March 31, 2004 primarily due to the increase in gain on securities available for sale and acquisitions of new communities. Total expenses increased from $5,954,998 for the quarter ended March 31, 2003 to $6,182,683 for the period ended March 31, 2004 primarily due to acquisitions of new communities. On March 1, 2004, the Company acquired a manufactured home community in Somerset Township, Pennsylvania. The Company now owns twenty-seven communities containing 6,268 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,149,611 for the quarter ended March 31, 2003 to $5,344,750 for the quarter ended March 31, 2004. This was primarily due to the acquisitions of the new communities during 2003 and 2004 and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually. Interest and dividend income decreased from $885,361 for the quarter ended March 31, 2003 to $739,827 for the quarter ended March 31, 2004. This was due primarily to sales of Securities available for sale during 2003 and 2004. Gain on securities available for sale transactions amounted to $1,820,354 and $194,516 for the quarters ended March 31, 2004 and 2003, respectively. This increase was primarily the result of the Company's decision to take advantage of the rise in price of the securities portfolio in the fourth quarter of 2003 and the first quarter of 2004. Management does not expect to recognize the same level of realized gains on sale of securities in future quarters due to a decline in market values of REIT securities occurring after the first quarter of 2004.

Community operating expenses increased from $2,346,651 for the quarter ended March 31, 2003 to $2,459,665 for the quarter ended March 31, 2004. This was primarily due to the acquisitions of the new communities in 2003 and 2004 and increased real estate taxes and legal fees. General and administrative expenses increased from $565,096 for the quarter ended March 31, 2003 to $625,289 for the quarter ended March 31, 2004. This was primarily due to an increase in personnel costs and professional fees. Interest expense decreased from $828,035 for the quarter ended March 31, 2003 to $739,712 for the quarter ended March 31,
2004.    This was primarily due

CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

to a decrease in loans payable and the refinancing of existing mortgages at lower interest rates. Depreciation expense increased from $716,659 for the quarter ended March 31, 2003 to $770,700 for the quarter ended March 31, 2004. This was primarily due to the acquisitions of the new communities. Amortization of financing costs remained relatively stable for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

Sales of manufactured homes amounted to $1,542,342 and $1,496,093 for the quarters ended March 31, 2004 and 2003, respectively. Cost of sales of manufactured homes amounted to $1,217,212 and $1,193,019 for the quarters ended March 31, 2004 and 2003, respectively. Selling expenses amounted to $345,295 and $275,238 for the quarters ended March 31, 2004 and 2003, respectively. These fluctuations are directly attributable to the fluctuations in sales. Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to a loss of $20,165 for the quarter ended March 31, 2004 as compared to income of $27,836 for the quarter ended March 31, 2003, respectively. This decrease was primarily due to an increase in personnel costs. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $1,596,891 for the quarter ended March 31, 2003 to $1,967,619 for the quarter ended March 31, 2004 primarily due to a decrease in inventory of manufactured homes. The Company received, including dividends reinvested of $424,708, new capital of $3,234,050 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company sold $4,837,739, at cost, and purchased $2,039,284 of securities of other real estate investment trusts. Mortgages Payable increased by $522,515 as a result of a new mortgage of $2,000,000 partially offset by principal repayments of $1,477,485. Loans payable decreased by $4,700,048 due primarily to principal repayments. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

FUNDS FROM OPERATIONS, (CONT'D.)

The Company's FFO for the quarter ended March 31, 2004 and 2003 is calculated as follows:

                              2004          2003
                              ____          ____

Net Income              $3,277,667    $1,802,476
Loss (Gain) on Sales
 of Depreciable
 Assets                      5,259       (6,302)
Depreciation Expense       770,700       716,659
                        __________    __________

FFO                     $4,053,626    $2,512,833
                        ==========    ==========

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended
March 31, 2004 and 2003:

                                     2004            2003
                                     ____            ____

Operating Activities              $1,967,619       $1,596,891
Investing Activities                 182,018           (8,239)
Financing Activities              (2,974,760)      (2,444,526)


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

SAFE HARBOR STATEMENT

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's

SAFE HARBOR STATEMENT, (CONT'D.)

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

                    UNITED MOBILE HOMES, INC.


DATE:       May 3, 2004            By /s/ Samuel A. Landy
                                   Samuel A. Landy
                                   President




DATE:        May 3, 2004           By /s/ Anna T. Chew
                                   Anna T. Chew
                                   Vice President and
                                   Chief Financial Officer