Form 10-Q
period 2004-06-30
UNITED MOBILE HOMES INC
filed 2004-08-09
CIK 752642

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 2004

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ended _________________________

      For Quarter Ended                   Commission File Number

        June 30, 2004                   0-13130

                     UNITED MOBILE HOMES, INC.
        (Exact name of registrant as specified in its charter)

            Maryland                         22-1890929
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C,
Freehold, NJ 07728

Registrant's telephone number, including area code (732) 577-9997.

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

Indicate  by  check  mark  whether the registrant is an  accelerated  filer  (as
defined in Rule 125-2 of the Exchange Act).    Yes    X       No ___

The number of shares outstanding of issuer's common stock as of August 4, 2004 was 8,695,238 shares.

                            UNITED MOBILE HOMES, INC.

                              for the QUARTER ENDED

                                  JUNE 30, 2004



PART I - FINANCIAL INFORMATION                         Page No.


Item 1 -  Financial Statements (Unaudited)

          Consolidated Balance Sheets                     3

          Consolidated Statements of Income               4

          Consolidated Statements of Cash Flows           5

          Notes to Consolidated Financial Statements     6-10

Item 2 -  Management's  Discussion  and  Analysis  of
          Financial   Conditions   and   Results   of
          Operations                                    11-15

Item 3 -  Quantitative  and  Qualitative  Disclosures
          About Market Risk

          There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -  Controls and Procedures                         14

PART  II  OTHER INFORMATION                               16
-

          SIGNATURES                                      17


                    UNITED MOBILE HOMES, INC
                   CONSOLIDATED BALANCE SHEETS
            AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                                           June 30,      December 31,
               -ASSETS-                      2004            2003
                                          (Unaudited)


INVESTMENT PROPERTY AND EQUIPMENT
 Land                                     $ 8,412,970      $ 6,927,971
 Site and Land Improvements                61,435,295       59,202,516
 Buildings and Improvements                 3,069,537        2,790,612
 Rental Homes and Accessories               9,844,784        9,581,123
                                           __________       __________
  Total Investment Property                82,762,586       78,502,222
 Equipment and Vehicles                     5,226,701        4,664,006
                                           __________       __________
 Total Investment Property and             87,989,287       83,166,228
Equipment
 Accumulated Depreciation                (39,118,772)     (37,660,693)
                                           __________       __________
 Net Investment Property and Equipment     48,870,515       45,505,535
                                           __________       __________
OTHER ASSETS
 Cash and Cash Equivalents                  1,562,869        3,244,871
 Securities Available for Sale             25,582,531       31,096,211
 Inventory of Manufactured Homes            3,881,934        3,635,954
 Notes and Other Receivables                8,058,691        7,338,580
 Unamortized Financing Costs                  500,200          407,401
 Prepaid Expenses                             516,071          559,594
 Land Development Costs                     3,430,205        2,522,066
                                           __________       __________
  Total Other Assets                       43,532,501       48,804,677
                                           __________       __________
  TOTAL ASSETS                            $92,403,016      $94,310,212
                                          ===========      ===========

-  LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                       $44,260,061       $44,222,675
                                         __________        __________
OTHER LIABILITIES
 Accounts Payable                           650,154           655,648
 Loans Payable                            1,342,599         7,840,962
 Accrued Liabilities and Deposits         2,139,397         1,988,525
 Tenant Security Deposits                   509,454           502,626
                                         __________        __________
 Total Other Liabilities                  4,641,604        10,987,761
                                         __________        __________
 Total Liabilities                       48,901,665        55,210,436
                                         __________        __________
SHAREHOLDERS' EQUITY:
 Common Stock - $.10 par value per
  share, 20,000,000 shares authorized,
  9,004,137 and 8,557,130 shares issued
  and 8,611,837 and 8,164,830 shares
  outstanding as of June 30, 2004 and
  December 31, 2003, respectively           900,414           855,713
 Excess Stock - $.10 par value per
  share, 3,000,000 shares authorized,
  no shares issued or outstanding               -0-              -0-
 Additional Paid-In Capital              42,673,009        36,304,626
 Accumulated Other
  Comprehensive Income                    2,273,423         5,308,195
 Undistributed Income                     1,364,427           341,164
 Treasury Stock, at Cost (392,300
  shares)                               (3,709,922)       (3,709,922)
                                         __________        __________
    Total Shareholders' Equity           43,501,351        39,099,776
                                         __________        __________
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                 $92,403,016       $94,310,212
                                         ==========        ==========
                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                             Page 3



                        UNITED MOBILE HOMES, INC.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   FOR THE THREE AND SIX MONTHS ENDED
                         JUNE 30, 2004 AND 2003

                          THREE MONTHS               SIX MONTHS
                       2004          2003          2004          2003

REVENUES:
Rental and
 Related Income    $5,386,252    $5,226,202   $10,731,002   $10,375,813
Sales of
 Manufactured
 Homes              1,689,340     1,734,572     3,231,682     3,230,665
Interest and
 Dividend Income      652,788       811,562     1,392,615     1,696,923
Gain on
 Securities
 Available for Sale
 Transactions, net    313,424       477,065     2,133,778       671,581
Other Income           36,474        40,070        54,810        65,661
                   __________    __________    __________    __________
Total Revenues      8,078,278     8,289,471    17,543,887    16,040,643
                   __________    __________    __________    __________
EXPENSES:
Community
 Operating
 Expenses           2,670,114     2,488,873     5,129,779     4,835,524
Cost of Sales of
Manufactured Homes  1,302,595     1,349,726     2,519,807     2,542,745
Selling Expenses      297,156       297,640       642,451       572,878
General and
 Administrative
 Expenses             625,354       666,630     1,250,643     1,231,726
Interest Expense      689,785       803,380     1,429,497     1,631,415
Depreciation
 Expense              793,368       716,780     1,564,068     1,433,439
Amortization of
 Financing Costs       24,810        30,300        49,620        60,600
                   __________    __________    __________    __________
Total Expenses      6,403,182     6,353,329    12,585,865    12,308,327
                   __________    __________    __________    __________
Income before
 Gain on Sales
 of Investment
 Property and
 Equipment          1,675,096     1,936,142     4,958,022     3,732,316
(Loss) Gain on
 Sales of
 Investment
 Property and
 Equipment            (6,769)        31,252      (12,028)        37,554
                   __________    __________    __________    __________
Net Income         $1,668,327    $1,967,394    $4,945,994    $3,769,870
                   ==========    ==========    ==========    ==========
Net Income per
 Share -
  Basic            $     0.20    $     0.25    $     0.59    $      .49
                   ==========    ==========    ==========    ==========
  Diluted          $     0.20    $     0.25    $     0.59    $      .48
                   ==========    ==========    ==========    ==========

Weighted Average
 Shares Outstanding -
   Basic            8,480,662     7,760,917     8,368,228     7,726,860
                   ==========    ==========    ==========    ==========
   Diluted          8,554,366     7,866,355     8,449,347     7,824,096
                   ==========    ==========    ==========    ==========


                               -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements
                                 Page 4




                    UNITED MOBILE HOMES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE SIX MONTHS ENDED
                     JUNE 30, 2004 AND 2003
                                              2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                  $4,945,994    $3,769,870
Non-Cash Adjustments:
Depreciation                                 1,564,068     1,433,439
Amortization                                    49,620        60,600
Stock Compensation Expense                      56,855           -0-
Gain on Securities Available for Sale
 Transactions                               (2,133,778)      (671,581)
Loss (Gain) on Sales of Investment
Property and Equipment                          12,028       (37,554)

Changes in Operating Assets and
 Liabilities:
Inventory of Manufactured Homes              (245,980)      (155,230)
Notes and Other Receivables                  (720,111)    (1,102,623)
Prepaid Expenses                                43,523      (149,812)
Accounts Payable                               (5,494)        186,570
Accrued Liabilities and Deposits               150,872      (271,365)
Tenant Security Deposits                         6,828       (13,458)
                                            __________     __________
Net Cash Provided by Operating Activities    3,724,425      3,048,856
                                            __________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community    (3,535,400)      (918,000)
Purchase of Investment Property
 and Equipment                             (1,538,768)    (1,384,118)
Proceeds from Sales of Assets                  133,092        201,384
Additions to Land Development                (908,139)      (417,370)
Purchase of Securities Available for Sale  (3,283,385)    (1,137,098)
Proceeds from Sales of Securities
 Available for Sale                          7,896,071     4,267,320
                                            __________    __________
Net Cash (Used) Provided  by Investing
 Activities                                (1,236,529)       612,118
                                            __________    __________
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans            2,000,000           -0-
Principal Payments of Mortgages and Loans  (8,460,977)   (2,816,999)
Financing Costs on Debt                      (142,419)      (36,952)
Proceeds from Issuance of Common Stock       5,469,423       675,854
Proceeds from Exercise of Stock Options            -0-       458,513
Dividends Paid, net of amount reinvested   (3,035,925)   (2,553,596)
                                            __________    __________
Net Cash Used in Financing Activities      (4,169,898)   (4,273,180)
                                            __________    __________
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                      (1,682,002)     (612,206)
CASH & CASH EQUIVALENTS-BEGINNING            3,244,871     2,338,979
                                            __________    __________
CASH & CASH EQUIVALENTS-ENDING              $1,562,869    $1,726,773
                                            ==========    ==========





                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements
                              Page 5


                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    JUNE 30, 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2004 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2003 have been omitted.

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

Employee Stock Options

Prior to January 1, 2003, the Company accounted for its stock option plan under the recognition and measurement provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. No stock-based compensation was reflected in net income prior to January 1, 2003. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Had  compensation cost been determined consistent with  SFAS  No.
123, the Company's net income and earnings per share for the three and six months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts as follows:

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY, (CONT'D.)

                               Three Months         Six Months

                         2004          2003          2004        2003

Net Income prior to
 compensation expense $1,696,755   $1,967,394   $5,002,849   $3,769,870
Compensation expense      28,428          -0-       56,855          -0-
                      __________   __________   __________   __________
Net Income as
 Reported              1,668,327    1,967,394    4,945,994    3,769,870
Compensation
 expenses
 if the fair value
 method had been             -0-        4,408          -0-        8,815
 applied
                      __________   __________   __________   __________
Net Income Pro forma  $1,668,327   $1,962,986   $4,945,994   $3,761,055
                      ==========   ==========   ==========   ==========

Net Income per
share - as reported
  Basic                 $    .20     $    .25     $    .59     $    .49
  Diluted               $    .20     $    .25     $    .59     $    .48
Net Income per
share - pro forma
  Basic                 $    .20     $    .25     $    .59     $    .49
  Diluted               $    .20     $    .25     $    .59     $    .48

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

The weighted-average fair value of options granted during the six months ended June 30, 2004 was $1.23. The weighted average fair value of options granted during 2003 was $1.30.

During the six months ended June 30, 2004, the following stock option was granted:

 Date of    Number of     Number of      Option      Expiration
  Grant     Employees      Shares        Price          Date

 1/16/04         1         25,000        $18.62       1/16/12

During the six months ended June 30, 2004, no employees exercised their stock options and no options expired without being exercised. As of June 30, 2004, there were options outstanding to purchase 331,000 shares and 1,411,000 shares were available for grant under the Company's 2003 Stock Option Plan.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE (LOSS) INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 73,704 and 81,119 shares for the three and six months ended June 30, 2004, respectively, and 105,438 and 97,236 shares for the three and six months ended June 30, 2003, respectively are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company's comprehensive (loss) income for the three and six months ended
June 30, 2004 and 2003:

                     Three Months                 Six Months
                 2004          2003           2004          2003

Net Income     $1,668,327    $1,967,394     $4,945,994    $3,769,870
(Decrease)
 increase in
 unrealized
 gain on
 securities
 available
 for sale      (1,691,241)   (1,255,839)    (3,034,772)       869,657
                __________    __________     __________    __________
Comprehensive
 (Loss) Income   $(22,914)    $3,223,233     $1,911,222    $4,639,527
                ==========    ==========     ==========    ==========

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS During the six months ended June 30, 2004, the Company sold or redeemed $5,762,293 in securities available for sale, recognizing a gain of $2,133,778. Included in these sales are sales of 630,900 shares of Monmouth Real Estate Investment Corporation (an affiliated company) common stock for a gain of $1,475,075.
During the six months ended June 30, 2004, the Company invested in futures contracts on ten-year Treasury notes with a notional amount of $6,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in accrued liabilities and deposits on the balance sheet. The fair value of the derivatives at June 30, 2004 was a liability of $119,063. During the quarter ended June 30, 2004, the Company recorded a realized gain of $244,924 on settled futures contracts, which is included in gain on securities available for sale transactions, net.

NOTE 5 - LOANS AND MORTGAGES PAYABLE

Effective March 1, 2004, the Company extended the Sandy Valley mortgage for an additional five years. This mortgage payable is due on March 1, 2009 with the interest rate reset at 4.75%.

On June 30, 2004, the Company established a $15,000,000 revolving line of credit with PNC Bank. This facility is for an initial three-year period, extendable for an additional year at the end of each year, and is collateralized by four of the Company's Ohio manufactured home communities, Lake Sherman Village, River Valley Estates, Spreading Oaks Village and Wood Valley Estates. Borrowings are at an interest rate of prime. This credit facility has been put in place to finance acquisitions and expansions and for other general corporate purposes.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 15, 2004, the Company paid $1,999,225 of which $462,098 was reinvested, as a dividend of $.235 per share to shareholders of record as of May 17, 2004. Total dividends paid for the six months ended June 30, 2004 amounted to $3,922,731, of which $886,806 was reinvested. On July 1, 2004, the Company declared a dividend of $.2375 per share to be paid on September 15, 2004 to shareholders of record August 16, 2004.

During  the six months ended June 30, 2004, the Company received, including  dividends reinvested, a total of $6,356,229  from  the
Dividend  Reinvestment  and  Stock  Purchase  Plan.   There  were
447,007 new shares issued under the Plan.

NOTE 7 - EMPLOYMENT AGREEMENTS

The Company has an employment agreement with Mr. Eugene W. Landy, Chairman of the Board. Under this agreement his base compensation was $150,000 per year. This contract expired in 1998 and had been renewed for one-year periods. Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000. Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years. This amendment did not have a material impact on the Company's financial statements.

NOTE 8 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2004 and 2003  for
interest  was $1,518,497 and $1,699,915, respectively.   Interest
cost capitalized to Land Development was $89,000 and $68,500 for the six months ended June 30, 2004 and 2003, respectively.

During  the six months ended June 30, 2004 and 2003, the  Company
had    dividend   reinvestments   of   $886,806   and   $899,258,
respectively, which required no cash transfers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS  AND
RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2003.

The Company is a real estate investment trust (REIT). The Company's primary business is the ownership and operation of manufactured home communities - leasing manufactured home spaces on a month-to-month basis to private manufactured home owners. The Company owns and operates 27 communities with over 6,200 sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells homes to residents and prospective residents of our communities.

The Company also holds a portfolio of securities of other REITs of $25,582,531 at June 30, 2004. The Company from time to time may purchase these securities on margin when an adequate yield spread can be achieved. At June 30, 2004, the Company's portfolio consists of 60% preferred stocks, 27% common stocks and 13% debentures. The securities portfolio provides the Company with liquidity and additional income.

The Company's revenue primarily consists of rental and related income from the operation of the manufactured home communities. Revenues also include sales of manufactured homes, interest and dividend income and gain on securities available for sale transactions, net. Total revenues decreased 2.5% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily due to a decrease in dividend and interest income as a result of sales of securities. Total revenues increased 9.4% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 primarily due to an increase in gain on securities available for sale transactions, net and the acquisition of a new community during the first quarter of 2004. On March 1, 2004, the Company acquired a manufactured home community in Somerset Township, Pennsylvania.
                              Page 11

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,226,202 for the quarter ended June 30, 2003 to $5,386,252 for the quarter ended June 30, 2004. Rental and related income increased from $10,375,813 for the six months ended June 30, 2003 to $10,731,002 for the six months ended June 30, 2004. This was primarily due to the acquisitions of the new communities during 2003 and 2004 and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually. Interest and dividend income decreased from $811,562 for the quarter ended June 30, 2003 to $652,788 for the quarter ended June 30, 2004. Interest and dividend income decreased from $1,696,923 for the six months ended June 30, 2003 to $1,392,615 for the six months ended June 30, 2004. This was due primarily to a lower average balance of securities in 2004 as a result of sales during 2003 and 2004. Gain on securities available for sale transactions amounted to $313,424 and $477,065 for the quarters ended June 30, 2004 and 2003, respectively. Gain on securities available for sale transactions amounted to $2,133,778 and $671,581 for the six months ended June 30, 2004 and 2003, respectively. This increase was primarily the result of the Company's decision to take advantage of the rise in price of the securities portfolio in the fourth quarter of 2003 and the first quarter of 2004. Management does not expect to recognize the same level of realized gains on sale of securities in future quarters due to a decline in market values of REIT securities occurring after the first quarter of 2004. See Safe Harbor Statement on page 14

Community operating expenses increased from $2,488,873 for the quarter ended June 30, 2003 to $2,670,114 for the quarter ended June 30, 2004. Community operating expenses increased from $4,835,524 for the six months ended June 30, 2003 to $5,129,779 for the six months ended June 30, 2004. This was primarily due to the acquisitions of the new communities in the latter half of 2003 and 2004 and increased real estate taxes, health insurance and sewer expenses. General and administrative expenses remained relatively stable for the quarter and six months ended June 30,
2004 as compared to the quarter and six months ended June 30, 2003. Interest expense decreased from $803,380 for the quarter ended June 30, 2003 to $689,785 for the quarter ended June 30, 2004. Interest expense decreased from $1,631,415 for the six months ended June 30, 2003 to $1,429,497 for the six months ended June 30, 2004. This was primarily due to a decrease in loans payable and the refinancing of existing mortgages at lower interest rates. Depreciation expense increased from $716,780 for the quarter ended June 30, 2003 to $793,368 for the quarter ended June 30, 2004. Depreciation expense increased from $1,433,439 for the six months ended June 30, 2003 to $1,564,068 for the six months ended June 30, 2004. This was primarily due to the acquisitions of the new communities. Amortization of financing costs remained relatively stable for the quarter and six months ended June 30, 2004 as compared to the quarter and six months ended June 30, 2003.
                              Page 12

CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)


Sales of manufactured homes amounted to $1,689,340 and $1,734,572 for the quarters ended June 30, 2004 and 2003, respectively. Sales of manufactured homes amounted to $3,231,682 and $3,230,665 for the six months ended June 30, 2004 and 2003, respectively. Cost of sales of manufactured homes amounted to $1,302,595 and $1,349,726 for the quarters ended June 30, 2004 and 2003, respectively. Cost of sales of manufactured homes amounted to $2,519,807 and $2,542,745 for the six months ended June 30, 2004 and 2003, respectively. Selling expenses amounted to $297,156 and $297,640 for the quarters ended June 30, 2004 and 2003, respectively.

Selling expenses amounted to $642,451 and $572,878 for the six months ended June 30, 2004 and 2003, respectively. These fluctuations are directly attributable to the fluctuations in sales. Income from sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $89,589 for the quarter ended June 30, 2004 as compared to $87,206 for the quarter ended June 30, 2003. Income from sales operations amounted to $69,424 for the six months ended June 30, 2004 as compared to $115,042 for the six months ended June 30, 2003. This decrease was primarily due to an increase in personnel costs. The Company believes that sales of new homes, into the Company's parks produces new rental revenue and upgrades the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $3,048,856 for the six months ended June 30, 2003 to $3,724,425 for the six months ended June 30, 2004 primarily due to a smaller increase in notes and other receivables for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The Company received, including dividends reinvested of $886,806, new capital of $6,356,229 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company sold $5,762,293, at cost, and purchased $3,283,385 of securities of other real estate investment trusts. Mortgages Payable increased by $37,386 as a result of a new mortgage of $2,000,000 partially offset by principal repayments of $1,962,614. Loans payable decreased by $6,498,363 due primarily to principal repayments. The Company also established a $15,000,000 revolving line of credit to finance acquisitions and expansions and for other general corporate purposes. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

FUNDS FROM OPERATIONS, (CONT'D.)

The Company's FFO for the three and six months ended June 30, 2004 and 2003 is calculated as follows:

                         Three Months              Six Months
                          2004         2003        2004         2003

Net Income            $1,668,327   $1,967,394  $4,945,994   $3,769,870
Loss (Gain) on Sale
 of Depreciable Assets     6,769     (31,252)      12,028     (37,554)

Depreciation
Expense                  793,368      716,780   1,564,068    1,433,439
                      __________    _________  __________    _________

FFO                   $2,468,464   $2,652,922  $6,522,090   $5,165,755
                      ==========   ==========  ==========   ==========

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June
30, 2004 and 2003:

                                         2004         2003

      Operating Activities          $3,724,425   $3,048,856
      Investing Activities         (1,236,529)      612,118
      Financing Activities         (4,169,898)  (4,273,180)

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                             PART II

                        OTHER INFORMATION


Item 1 - Legal Proceedings - none

Item 2 - Changes in Securities, Use of Proceeds and
  Issuer Purchases of Equity Securities- none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders

   The annual meeting of shareholders was held on June 10, 2004 to elect members of the Board of Directors and to approve the selection of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.

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

                    UNITED MOBILE HOMES, INC.


DATE:       August 4, 2004         By /s/ Samuel A. Landy
                                   Samuel A. Landy
                                   President




DATE:       August 4, 2004         By /s/ Anna T. Chew
                                   Anna T. Chew
                                   Vice President and
                                   Chief Financial Officer