Form 10-Q
period 2004-09-30
UNITED MOBILE HOMES INC
filed 2004-11-09
CIK 752642

Page 2


                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

     ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 2004

     (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

                    Commission File Number 001-12690


                  UNITED MOBILE HOMES, INC.
         (Exact name of registrant as specified in its charter)

   Maryland                               22-1890929
(State or other jurisdiction of        I.R.S. Employer
incorporation or organization)        identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ 07728 (Address of Principal Executive 0ffices)
(Zip Code)

Registrant's telephone number, including area code    (732) 577-9997

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate  by  check mark whether the registrant is an accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act). Yes   X   No ___

The number of shares outstanding of issuer's common stock as of October 14, 2004 was 8,842,999 shares.

                        UNITED MOBILE HOMES, INC.

                          for the QUARTER ENDED

                           SEPTEMBER 30, 2004



PART I - FINANCIAL INFORMATION                              Page No.

Item 1 -  Financial Statements (Unaudited)

          Consolidated Balance Sheets                          3

          Consolidated Statements of Income                    4

          Consolidated Statements of Cash Flows                5

          Notes to Consolidated Financial Statements        6-10

Item 2 -  Management's  Discussion  and  Analysis  of
          Financial   Condition   and   Results    of      11-15
          Operations

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

                    UNITED MOBILE HOMES, INC
                   CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                           September    December
                -ASSETS-                      30,          31,
                                             2004         2003
                                          ___________  ___________

                                          (Unaudited)

INVESTMENT PROPERTY AND EQUIPMENT
  Land                                    $ 8,412,970  $ 6,927,971
  Site and Land Improvements               61,883,040   59,202,516
  Buildings and Improvements                3,109,992    2,790,612
  Rental Homes and Accessories             10,134,044    9,581,123
                                          ___________  ___________
    Total Investment Property              83,540,046   78,502,222
  Equipment and Vehicles                    5,478,652    4,664,006
                                          ___________  ___________
    Total Investment Property and
      Equipment                            89,018,698   83,166,228
					  ___________  ___________
  Accumulated Depreciation                (39,843,419) (37,660,693)
                                          ___________  ___________
   Net Investment Property and             49,175,279   45,505,535
     Equipment                            ___________  ___________


OTHER ASSETS
  Cash and Cash Equivalents                 1,630,558    3,244,871
  Securities Available for Sale            26,578,544   31,096,211
  Inventory of Manufactured Homes           4,618,767    3,635,954
  Notes and Other Receivables               8,763,261    7,338,580
  Unamortized Financing Costs                 559,324      407,401
  Prepaid Expenses                            982,160      559,594
  Land Development Costs                    4,338,378    2,522,066
                                          ___________  ___________
     Total Other Assets                    47,470,992   48,804,677
_                         		  ___________  ___________
 TOTAL ASSETS                             $96,646,271  $94,310,212
                                          ===========   ==========
 - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
MORTGAGES PAYABLE                         $43,702,290  $44,222,675

                                           __________  ___________

OTHER LIABILITIES
  Accounts Payable                            546,207      655,648
  Loans Payable                             3,465,985    7,840,962
  Accrued Liabilities and Deposits          1,939,075    1,988,525
  Tenant Security Deposits                    525,249      502,626
                                           __________   __________
     Total Other Liabilities                6,476,516   10,987,761
                                           __________   __________
  Total Liabilities                        50,178,806   55,210,436
                                           __________   __________
SHAREHOLDERS' EQUITY:
  Common Stock - $.10 par value per
  share, 20,000,000 shares authorized,
  9,140,258 and 8,557,130 shares
  issued and 8,842,999 and 8,164,830
  shares outstanding as of September
  30, 2004 and December 31, 2003,
  respectively				      914,026      855,713

Excess Stock - $.10 par value per
   share, 3,000,000 shares authorized,
   no shares issued or outstanding               -0-          -0-
 Additional Paid-In Capital                44,850,179   36,304,626
 Accumulated Other
    Comprehensive Income                    3,035,094    5,308,195
 Undistributed Income                         479,000      341,164
  Treasury Stock, at Cost (297,259 and
    392,300 shares at September 30, 2004
    and December 31, 2003, respectively)   (2,810,834)  (3,709,922)

                                           __________   __________
     Total Shareholders' Equity            46,467,465   39,099,776
                                           __________   __________

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                    $96,646,271  $94,310,212
                                           ==========  ===========


                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2004 AND 2003
                               THREE MONTHS             NINE MONTHS
                              2004        2003        2004        2003
                         _________    _________   _________   _________

REVENUES:
Rental and Related
  Income                 $5,419,585  $5,265,197 $16,150,587 $15,641,010
Sales of Manufactured
  Homes                   2,136,986   1,876,398   5,368,668   5,107,063
Interest and Dividend
  Income                    751,276     848,860   2,143,891   2,545,783
(Loss) Gain on
  Securities Available
  for Sal Transactions
  net                      (203,671)    815,358   1,930,107   1,486,939
Other Income                 26,516      28,292      81,326      93,953
                          _________   _________   _________   _________

Total Revenues            8,130,692   8,834,105  25,674,579  24,874,748
                          _________   _________   _________   _________

EXPENSES:
Community Operating
  Expenses                2,834,637   2,639,788   7,964,416   7,475,312
Cost of Sales of
  Manufactured Homes      1,783,961   1,504,503   4,303,768   4,047,248
Selling Expenses            249,054     283,278     891,505     856,156
General and
  Administrative
  Expenses                 585,960     566,584   1,836,603    1,798,310
Interest Expense           653,602     785,933   2,083,099    2,417,348
Depreciation Expense       804,920     723,080   2,368,988    2,156,519
Amortization of
  Financing Costs           49,810      30,300      99,430       90,900
                         _________   _________   _________    _________

   Total Expenses        6,961,944   6,533,466  19,547,809   18,841,793
                          _________  _________  __________    _________

 Income before Gain on
  Sales of Investment
  Property and
  Equipment 		 1,168,748   2,300,639   6,126,770    6,032,955

 Gain on Sales of
  Investment Property
  and Equipment             21,090      13,098       9,062       50,652
                         _________  __________   _________    _________
 Net Income             $1,189,838  $2,313,737  $6,135,832   $6,083,607
                         =========  ==========  ==========    =========


Net Income per Share -
  Basic                 $     0.14  $     0.29  $     0.72   $     0.78
			 =========   =========	 =========    =========
  Diluted               $     0.14  $     0.29  $     0.72    $    0.77
			 =========   =========   =========    =========

Weighted Average
  Shares Outstanding -

  Basic                  8,723,335   7,905,395   8,485,910    7,788,311
                         =========   =========   =========    =========
  Diluted                8,792,531   8,001,633   8,568,035    7,876,576
                         =========   =========   =========    =========



                            -UNAUDITED-
       See Accompanying Notes to Consolidated Financial Statements
                              Page 4


                    UNITED MOBILE HOMES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 2004 AND 2003



                                              2004         2003
                                           ___________  ___________
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income                                $ 6,135,832  $ 6,083,607
Non-Cash Adjustments:
Depreciation                                2,368,988    2,156,519
Amortization                                   99,430       90,900
Stock Compensation Expense                     91,595          -0-
Gain on Securities Available for
  Sale Transactions                        (1,930,107)  (1,486,939)
Gain on Sales of Investment Property
  and Equipment                                (9,062)     (50,652)

Changes in Operating Assets and
  Liabilities:
Inventory of Manufactured Homes              (982,813)      128,152
Notes and Other Receivables                (1,424,681)   (1,735,292)
Prepaid Expenses                             (422,566)     (431,956)
Accounts Payable                             (109,441)     (347,040)
Accrued Liabilities and Deposits              (49,450)     (517,577)
Tenant Security Deposits                       22,623            55
                                           ___________  ___________
Net Cash Provided by Operating Activities   3,790,348     3,889,777
                                           ___________  ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community    (3,535,400)    (918,000)
Purchase of Investment Property and
  Equipment                                (2,797,093)  (2,196,617)
Proceeds from Sales of Assets                  302,823      338,793
Additions to Land Development              (1,816,312)    (932,803)
Purchase of Securities Available for Sale  (5,185,488)  (5,741,183)
Proceeds from Sales Of Securities
  Available for Sale                        9,360,161    9,787,156
Repayment of Notes Receivable from                -0-       92,000
  Officers
Net Cash (Used) Provided  by Investing     ___________  ___________
  Activities                               (3,671,309)      429,346
                                           ___________  ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans            2,000,000    3,500,000
Principal Payments of Mortgages and Loans   (6,895,362)  (7,916,546)
Financing Costs on Debt                       (251,353)     (75,728)
Proceeds from Issuance of Common Stock       7,915,109    2,350,004
Proceeds from Exercise of Stock Options        100,725      783,513
Dividends Paid, net of amount reinvested    (4,602,471)  (3,934,487)
                                           ___________  ___________
Net Cash Used in Financing Activities       (1,733,352)  (5,293,244)
                                           ___________  ___________

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                      (1,614,313)    (974,121)
CASH & CASH EQUIVALENTS-BEGINNING            3,244,871    2,338,979
                                           ___________  ___________
CASH & CASH EQUIVALENTS-ENDING             $ 1,630,558  $ 1,364,858
                                           ===========  ===========

                           -UNAUDITED-
   See Accompanying Notes to Consolidated Financial Statements

                    UNITED MOBILE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2004 and for all periods presented. All adjustments made in the interim period were of a normal recurring nature. Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2003 have been omitted.

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

Had  compensation cost been determined consistent with  SFAS  No.
123, the Company's net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts as follows:


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICY, (CONT'D.)
                            Three Months               Nine Months
                           2004        2003          2004       2003
                       ________     ________        ________   ________

Net Income prior to
  compensation
  expense             $1,224,578    $2,320,650    $6,227,427   $6,090,520
Compensation expense      34,740         6,913        91,595        6,913
                        _________    _________     _________   _________
Net Income as          1,189,838     2,313,737     6,135,832    6,083,607
  Reported
Compensation expenses
  if the fair value
  method had been
  applied                   -0-           -0-           -0-         8,815
                       _________    __________     __________   _________
Net Income Pro forma  $1,189,838    $2,313,737    $6,135,832   $6,074,792
                       =========     =========     =========    =========

Net Income per share
  - as reported
  Basic               $      .14    $      .29    $      .72   $     .78
  Diluted             $      .14    $      .29    $      .72   $     .77
Net Income per share
  - pro forma
  Basic               $      .14    $      .29    $      .72   $     .78
  Diluted             $      .14    $      .29    $      .72   $     .77



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:
                                   2004       2003       2002
                                  _______    _______    _______
   Dividend yield         	   6.06%      6.14%      6.75%
   Expected volatility               19%        19%        13%
   Risk-free interest rate         3.89%      3.91%      3.40%
   Expected lives                     8          8          8

The  weighted-average fair value of options  granted  during  the
nine  months  ended September 30, 2004 was $1.27.   The  weighted
average fair value of options granted during 2003 was $1.30.

During the nine months ended September 30, 2004, the following stock options were granted:


 Date       Number      Number    Option    Expiration
  of         of          of       Price      Date
 Grant     Employees    Shares

______    ________    _______     _____    ________

1/16/04        1        25,000     $18.62   1/16/12

7/6/04         9        41,000      13.05    7/6/12

During the nine months ended September 30, 2004, three employees exercised their stock options and purchased 11,000 shares for a total of $100,725. Additionally, a stock option for 2,000 shares expired without being exercised. As of September 30, 2004, there were options outstanding to purchase 359,000 shares and 1,372,000 shares were available for grant under the Company's 2003 Stock Option Plan.

NOTE 2 - NET INCOME PER SHARE AND COMPREHENSIVE (LOSS) INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options in the amount of 69,196 and 82,125 shares for the three and nine months ended September 30, 2004, respectively, and 96,238 and 88,265 shares for the three and nine months ended September 30, 2003, respectively are included in the diluted weighted average shares outstanding.

The  following  table sets forth the components of the  Company's
comprehensive  income  for  the  three  and  nine  months   ended
September 30, 2004 and 2003:


                       Three Months                 Nine Months
                       ____________                 ___________
                    2004          2003           2004           2003
                   _____         _____           _____          _____

Net Income       $1,189,838     $2,313,737      $6,135,832     $6,083,607
Increase
 (decrease) in
 unrealized
 gain on
 securities
 available
 for sale           761,671        450,313      (2,273,101)     1,319,970
                 __________     __________      __________    __________
Comprehensive
  Income         $1,951,509     $2,764,050      $3,862,731     $7,403,577
                 ==========     ==========      ==========    ===========




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

NOTE 4 - SECURITIES AVAILABLE FOR SALE AND DERIVATIVE INSTRUMENTS During the nine months ended September 30, 2004, the Company sold or redeemed $7,430,054 in securities available for sale, recognizing a net gain of $1,930,107. Included in these sales are sales of 745,250 shares of Monmouth Real Estate Investment Corporation (an affiliated company) common stock for a gain of $1,499,332.

During the nine months ended September 30, 2004, the Company invested in futures contracts on ten-year Treasury notes with a notional amount of $9,000,000, with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations. Changes in the market value of these derivatives have been recorded in (loss) gain on securities available for sale transactions, net with corresponding amounts recorded in accrued liabilities and deposits on the balance sheet. The fair value of the derivatives at September 30, 2004 was a liability of $30,235. During the quarter and nine months ended September 30, 2004, the Company recorded a realized loss of $454,137 and $209,213, respectively on settled futures contracts, which is included in (loss) gain on securities available for sale transactions, net.

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

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On  September  15,  2004, the Company paid  $2,075,265  of  which
$508,719 was reinvested, as a dividend of $.2375 per share to shareholders of record as of August 16, 2004. Total dividends paid for the nine months ended September 30, 2004 amounted to $5,997,996, of which $1,395,525 was reinvested. On October 1, 2004, the Company declared a dividend of $.24 per share to be paid on December 15, 2004 to shareholders of record November 15, 2004.

During the nine months ended September 30, 2004, the Company received, including dividends reinvested, a total of $9,310,634 from the Dividend Reinvestment and Stock Purchase Plan. There were 667,169 shares issued under the Plan, of which 95,041 shares were issued from Treasury stock.

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


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2004 and 2003 for interest was $2,233,799 and $2,529,048, respectively. Interest cost capitalized to Land Development was $150,700 and $111,700 for the nine months ended September 30, 2004 and 2003, respectively.

During the nine months ended September 30, 2004 and 2003, the Company had dividend reinvestments of $1,395,525 and $1,316,223, respectively, which required no cash transfers.

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

The Company also holds a portfolio of securities of other REITs of $26,578,544 at September 30, 2004. The Company from time to time may purchase these securities on margin when an adequate yield spread can be achieved. At September 30, 2004, the Company's portfolio consists of 60% preferred stocks, 27% common stocks and 13% debentures. The securities portfolio provides the Company with liquidity and additional income.

The Company's revenue primarily consists of rental and related income from the operation of its manufactured home communities. Revenues also include sales of manufactured homes, interest and dividend income and gain on securities available for sale transactions, net. Total revenues decreased 8% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to a loss on securities available for sale transactions due to settlement of futures contracts at a loss of $454,137. The net loss on settlement of futures contracts amounted to $209,213 for the nine months ended September 30, 2004. The Company also experienced a decrease in dividend and interest income as a result of sales of securities. Total revenues increased 3% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily due to rent increases and the acquisition of a new community during the first quarter of 2004. On March 1, 2004, the Company acquired a manufactured home community in Somerset Township, Pennsylvania. Net income for the three months ended September 30, 2004 decreased by $1,123,899 due primarily to the loss on securities available for sales transactions of $203,671 for the three months ended September 30, 2004 as compared to a gain of $815,358 for the three months ended September 30, 2003. Community operations have remained relatively stable. Management is continuing to seek communities for acquisition, but the current acquisition environment is very competitive.

See PART I, Item 1- Business, of the Company's December 31, 2003 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,265,197 for the quarter ended September 30, 2003 to $5,419,585 for the quarter ended September 30, 2004. Rental and related income increased from $15,641,010 for the nine months ended September 30, 2003 to $16,150,587 for the nine months ended September 30, 2004. This was primarily due to the acquisitions of the new communities during 2003 and 2004 and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually. Interest and dividend income decreased from $848,860 for the quarter ended September 30, 2003 to $751,276 for the quarter ended September 30, 2004. Interest and dividend income decreased from $2,545,783 for the nine months ended September 30, 2003 to $2,143,891 for the nine months ended September 30, 2004. This was due primarily to a lower average balance of securities in 2004 as a result of sales during 2003 and 2004. (Loss) gain on securities available for sale transactions, net amounted to a loss of $203,671 for the quarter ended September 30, 2004 as compared to a gain of $815,358 for the quarter ended September 30, 2003. This decrease was primarily due to a loss on settlement of futures contracts of $454,137 partially offset by gains on sales of securities. The net loss on settlement of futures contracts amounted to $209,213 for the nine months ended September 30, 2004. (Loss) gain on securities available for sale transactions, net amounted to $1,930,107 and $1,486,939 for the nine months ended September 30, 2004 and 2003, respectively. This increase was primarily the result of the Company's decision to take advantage of the rise in price of the securities portfolio in the fourth quarter of 2003 and the first quarter of 2004. Management does not expect to recognize the same level of realized gains on sale of securities in future quarters. See Safe Harbor Statement on page 14.

Community operating expenses increased from $2,639,788 for the quarter ended September 30, 2003 to $2,834,637 for the quarter ended September 30, 2004. Community operating expenses increased from $7,475,312 for the nine months ended September 30, 2003 to $7,964,416 for the nine months ended September 30, 2004. This was primarily due to the acquisitions of the new communities during 2003 and 2004 and increased real estate taxes, health insurance and sewer expenses. General and administrative expenses remained relatively stable for the quarter and nine months ended September 30, 2004 as compared to the quarter and nine months ended September 30, 2003. Interest expense decreased from $785,933 for the quarter ended September 30, 2003 to $653,602 for the quarter ended September 30, 2004. Interest expense decreased from $2,417,348 for the nine months ended
September  30,  2003  to  $2,083,099 for the  nine  months  ended
September 30, 2004. This was primarily due to a decrease in loans payable and the refinancing of existing mortgages at lower interest rates. Depreciation expense increased from $723,080 for the quarter ended September 30, 2003 to $804,920 for the quarter ended September 30, 2004. Depreciation expense increased from $2,156,519 for the nine months ended September 30, 2003 to $2,368,988 for the nine months ended September 30, 2004. This was primarily due to the acquisitions of the new communities. Amortization of financing costs remained relatively stable for the quarter and nine months ended September 30, 2004 as compared to the quarter and nine months ended September 30, 2003.

Sales of manufactured homes amounted to $2,136,986 and $1,876,398 for the quarters ended September 30, 2004 and 2003, respectively.
Sales of manufactured homes amounted to $5,368,668 and $5,107,063 for the nine months ended September 30, 2004 and 2003,

CHANGES IN RESULTS OF OPERATIONS, (CONT'D.)

respectively. Cost of sales of manufactured homes amounted to $1,783,961 and $1,504,503 for the quarters ended September 30, 2004 and 2003, respectively. Cost of sales of manufactured homes amounted to $4,303,768 and $4,047,248 for the nine months ended September 30, 2004 and 2003, respectively. Selling expenses amounted to $249,054 and $283,278 for the quarters ended September 30, 2004 and 2003, respectively. Selling expenses amounted to $891,505 and $856,156 for the nine months ended September 30, 2004 and 2003, respectively. These fluctuations are directly attributable to the fluctuations in sales. Income from sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $103,971 for the quarter ended September 30, 2004 as compared to $88,617 for the quarter ended September 30, 2003. Income from sales operations amounted to $173,395 for the nine months ended September 30, 2004 as compared to $203,659 for the nine months ended September 30, 2003. This decrease was primarily due to an increase in personnel costs. The Company believes that sales of new homes, into the Company's parks produces new rental revenue and upgrades the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net   cash  provided  by  operating  activities  decreased   from
$3,889,777 for the nine months ended September 30, 2003 to $3,790,348 for the nine months ended September 30, 2004 primarily due to an increase in inventory of manufactured homes for the nine months ended September 30, 2004 as compared to a decrease for the nine months ended September 30, 2003. The Company received, including dividends reinvested of $1,395,525, new capital of $9,310,634 through its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company sold $7,430,054, at cost, and purchased $5,185,488 of securities of other real estate investment trusts. Mortgages Payable decreased by $520,385 as a result of principal repayments of $2,520,385 partially offset by a new mortgage of $2,000,000. Loans payable decreased by $4,374,977 due primarily to principal repayments from the sales of securities subject to margin loans. The Company also established a $15,000,000 revolving line of credit to finance acquisitions and expansions and for other general corporate purposes. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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


FUNDS FROM OPERATIONS, (CONT'D.)

The Company's FFO for the three and nine months ended September
30, 2004 and 2003 is calculated as follows:

                               Three Months           Nine Months
                               ____________           ___________
                          2004         2003        2004        2003

Net Income              $1,189,838  $2,313,737   $6,135,832  $6,083,607

Gain on Sales of
  Depreciable Assets       (21,090)    (13,098)      (9,062)    (50,652)
Depreciation Expense       804,920     723,080    2,368,988   2,156,519
                        _________    ________     _________   ________

FFO                     $1,973,668  $3,023,719   $8,495,758   $8,189,474

                        =========    ========     =========    =========


The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended
September 30, 2004 and 2003:

                            2004         2003
                          _________   __________

  Operating Activities    $3,790,348   $ 3,889,777
  Investing Activities    (3,671,309)      429,346
  Financing Activities    (1,733,352)   (5,293,244)


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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                             PART II

                        OTHER INFORMATION

Item 1 - Legal Proceedings - none

Item 2 - Unregistered Sales of Equity Securities and Use of
Proceeds- none

Item 3 - Defaults Upon Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders - none

Item 5 - Other Information

     (a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported - none

     (b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors - none

Item 6 - Exhibits


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

                    UNITED MOBILE HOMES, INC.


DATE:       November 5, 2004       By /s/ Samuel A. Landy
                                   Samuel A. Landy
                                   President




DATE:       November 5, 2004       By /s/ Anna T. Chew
                                   Anna T. Chew
                                   Vice President and
                                   Chief Financial Officer