Form 10-K
period 2004-12-31
UNITED MOBILE HOMES INC
filed 2005-03-30
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes    X    No ____

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2004 was $113,245,657.  Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2004 was $87,233,839.

The number of shares outstanding of issuer's common stock as of March 1, 2005 was 9,268,612 shares.

Documents Incorporated by Reference:

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

TABLE OF CONTENTS

Item No.		Page No.
	Part I

1	Business	3
2	Properties	10
3	Legal Proceedings	13
4	Submission of Matters to a Vote of Security Holders	13

	Part II

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
6	Selected Financial Data	16
7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17
7A	Quantitative and Qualitative Disclosures about Market Risk	26
8	Financial Statements and Supplementary Data	28
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
9A	Controls and Procedures	31
9B	Other Information	34

	Part III

10	Directors and Executive Officers of the Registrant	35
11	Executive Compensation	37
12	Security Ownership of Certain Beneficial Owners and Management	41
13	Certain Relationships and Related Party Transactions	43
14	Principal Accounting Fees And Services	44

	Part IV

15	Exhibits, Financial Statement Schedules	45

	Signatures	80

PART I

ITEM I – BUSINESS

General Development of Business

United Mobile Homes, Inc. (the Company) owns and operates twenty-seven manufactured home communities containing approximately 6,200 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

Effective January 1, 1992, the Company elected to be taxed as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code. (the Code), and intends to maintain its qualification as a REIT in the future.  As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders.  For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.  The Company is subject to franchise taxes in some of the states in which the Company owns property.

The Company was incorporated in the state of New Jersey in 1968.  On September 29, 2003, the Company changed its state of incorporation from New Jersey to Maryland.  The reincorporation was approved by the Company’s shareholders at the Company’s annual meeting on August 14, 2003.

Background

Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company’s stock, spun off to its shareholders in a registered distribution three shares of United Mobile Homes, Inc. for each share of Monmouth Capital Corporation.  The Company in 1984 and 1985 issued additional shares through rights offerings.  The Company has been in operation for thirty-six years, the last nineteen of which have been as a publicly-owned corporation.

Narrative Description of Business

The Company operates as part of a group of three public companies (all REITs) which includes United Mobile Homes, Inc., Monmouth Capital Corporation, and Monmouth Real Estate Investment Corporation (the affiliated companies).  Some general and administrative expenses are allocated between the three affiliated companies based on use or services provided.  The Company currently has approximately 100 employees.    Allocations of salaries and benefits are made between the affiliated companies based on the amount of the employees’ time dedicated to each affiliated company.

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents, and through its wholly-owned taxable REIT subsidiary, sells homes to residents and prospective residents of our communities.

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

Additional information about the Company can be found on the Company’s website which is located at www.umh.com.  The Company’s filings with the Securities and Exchange Commission are made available through a link on the Company’s website or by calling Investor Relations.

Investment and Other Policies of the Company

The Company may invest in improved and unimproved real property and may develop unimproved real property.  Such properties may be located throughout the United States.  In the past, it has concentrated on the northeast.

During 2004, the Company acquired Bishop's Mobile Home Court and Whispering Pines Community, in Somerset Township, Pennsylvania.  Bishop's Mobile Home Court is an existing family community consisting of 124 sites located next to Whispering Pines Community, a 55-and-older community consisting of 15 existing home sites and an additional 60 acres for expansion.  The Company has  renamed  Bishop's Mobile Home Court as Somerset Estates.

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

The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.  The securities portfolio, to the extent not pledged to secure borrowing, provides the Company with liquidity and additional income.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.  At December 31, 2004 and 2003, the Company had $23,821,078 and $31,096,211, respectively, of securities available for sale.  Included in these securities are Preferred Stock and Debt securities of $13,659,169 and $3,489,105 respectively, at December 31, 2004 and $16,249,188 and $3,438,000, respectively, at December 31, 2003.  The unrealized net gain on securities available for sale at December 31, 2004 and 2003 amounted to $3,142,945 and $5,308,195, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.  The Company anticipates that renovation expenditures with respect to its present properties during 2005 will be consistent with 2004 expenditures, which amounted to approximately $3,000,000.  It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Risk Factors

Real Estate Industry and Competition Risks

The Company’s investments are subject to the risks generally associated with the ownership of real property, including the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative popularity (and thus the relative price) of the Company’s real estate investments when compared to other investments, adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability of mortgage funds, costs and terms of mortgage funds, the financial conditions of residents and sellers of properties, changes in real estate tax rates and other operating expenses (including corrections of potential environmental issues as well as more stringent governmental regulations regarding the environment), governmental rules and fiscal policies including possible proposals for rent controls, as well as expenses resulting from acts of God, uninsured losses and other factors which are beyond the control of the Company.  The Company’s investments are primarily in rental properties and are subject to the risk or inability to attract or retain residents with a consequent decline in rental income as a result of adverse changes in local real estate markets or other factors.

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

Rent control affects only two of the Company’s manufactured home communities which are in New Jersey and has resulted in a slower growth of earnings from these properties.

Environmental Liability Risks

Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate or have owned or operated.  They may be liable to the government or to third parties for property damage, investigation costs and cleanup costs.  Contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.  There is no way of determining at this time the magnitude of any potential liability to which the Company may be subject arising out of unknown environmental conditions or violations with respect to the properties it owns.  Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, or released from, the property.  A conveyance of the property, therefore, does not relieve the owner or operator from liability.  The Company is not aware of any environmental liabilities relating to its properties which would have a material adverse effect on its business, assets, or results of operations.  However, no assurance can be given that environmental liabilities will not arise in the future.

The Company owns and operates 13 manufactured home communities which either have their own wastewater treatment facility, water distribution system, or both.  At these locations, the Company is subject to compliance of monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies.

Currently, the Company is not subject to radon or asbestos monitoring requirements.

Insurance Considerations

The Company generally maintains insurance policies related to its business, including casualty, general liability and other policies covering business operations, employees and assets.  The Company may be required to bear all losses that are not adequately covered by insurance.  Although management believes that the Company’s insurance programs are adequate, no assurance can be given that the Company will not incur losses in excess of its insurance coverage, or that the Company will be able to obtain insurance in the future at acceptable levels and reasonable cost.

Financing Risks

The Company finances a portion of its investments through debt.  The Company is subject to the risks normally associated with debt financing, including rising interest rates on floating rate debt and the risk that the Company’s cash flow will be insufficient to meet required payments of principal and interest. Management anticipates that a portion of the principal of the Company’s debt will not be repaid prior to maturity. Therefore, the Company will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, the Company’s cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due. As a result, the Company may be forced to dispose of properties or securities available for sale on disadvantageous terms.

Amendment of Business Policies

The Board of Directors determines the growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies.  Although the Board of Directors has no present intention to amend or revise any of these policies, these policies may be amended or revised without notice to shareholders.  Accordingly, shareholders may not have control over changes in Company policies.  Management cannot assure shareholders that changes in our policies will serve fully the interests of all shareholders.

Other Risks

The market value of our Common Stock could decrease based on the Company’s performance and market perception and conditions. The market value of the Company’s Common Stock may be based primarily upon the market's perception of the Company’s growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of the Company’s underlying assets. The market price of the Company’s Common Stock is influenced by the dividend on the Company’s Common Stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company’s Common Stock to expect a higher dividend rate, which would adversely affect the market price of our Common Stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company’s ability to service our indebtedness and pay dividends.

There are restrictions on the transfer of the Company’s Common Stock. To maintain the Company’s qualification as a REIT under the Internal Revenue Code of 1986 (the Code), no more than 50% in value of the Company’s outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, the Company’s charter and bylaws contain provisions restricting the transfer of the Company’s Common Stock.

The Company’s earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, management invests in and owns securities of other real estate investment trusts. To the extent that the value of those investments declines or those investments do not provide a return, the Company’s earnings could be adversely affected.

The Company is subject to restrictions that may impede management’s ability to effect a change in control. Certain provisions contained in the Company’s charter and bylaws, and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control.

The Company may fail to qualify as a REIT. If the Company fails to qualify as a REIT, the Company will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, the Company might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service.

Furthermore, the Company would no longer be required to make any distributions to the Company’s shareholders as a condition to REIT qualification. Any distributions to shareholders that otherwise would have been subject to tax as capital gain dividends would be taxable as ordinary income to the extent of the Company’s current and accumulated earnings and profits. Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

To qualify as a REIT, and to continue to qualify as a REIT, the Company must comply with certain highly technical and complex requirements. The Company cannot be certain it has complied, and will always be able to comply, with these requirements. In addition, facts and circumstances that may be beyond the Company’s control may affect the Company’s ability to continue to qualify as a REIT. The Company cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company’s qualification as a REIT or with respect to the Federal income tax consequences of qualification. The Company believes that it has qualified as a REIT since its inception and intends to continue to qualify as a REIT. However, the Company cannot assure you that the Company is qualified or will remain qualified.

The Company may be unable to comply with the strict income distribution requirements applicable to REITs. To obtain the favorable tax treatment associated with qualifying as a REIT, among other requirements, the Company is required each year to distribute to its shareholders at least 90% of its REIT taxable income. The Company will be subject to corporate income tax on any undistributed REIT taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than the sum of (i) 85% of our ordinary income for the year, (ii) 95% of our capital gain net income for the year, and (iii) any undistributed taxable income from prior years. The Company could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT (and to avoid corporate income tax and the 4% excise tax), even if conditions were not favorable for borrowing.

Notwithstanding the Company’s status as a REIT, the Company is subject to various Federal, state and local taxes on our income and property. For example, the Company will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. The Company may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

Number of Employees

On March 1, 2005, the Company had approximately 100 employees, including Officers.  During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

ITEM 2 – PROPERTIES

United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company owns twenty-seven manufactured home communities containing approximately 6,200 sites.  The following is a brief description of the properties owned by the Company.  There is a long-term trend toward larger manufactured homes.  Manufactured home communities designed for older manufactured homes must be modified to accommodate modern wider and longer manufactured homes.  These changes may decrease the number of homes that may be accommodated in a manufactured home community.  The rents collectible from the land ultimately depend on the value of the home and land.  Therefore, fewer but more expensive homes can actually produce the same or greater rents.  For this reason, the number of sites operated by United is subject to change, and the number of sites listed is always an approximate number.

	Number of	Occupancy at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2004	December 31, 2004

Allentown	414	357	$289
4912 Raleigh-Millington Road
Memphis, TN 38128

Brookview Village	133	110	$346
Route 9N
Greenfield Center, NY 12833

Cedarcrest	283	275	$409
1976 North East Avenue
Vineland, NJ 08360

Cranberry Village	201	173	$387
201 North Court
Cranberry Township, PA 16066

Cross Keys Village	133	111	$263
Old Sixth Avenue Road, RD #1
Duncansville, PA 16635

D & R Village	244	220	$366
Route 146, RD 13
Clifton Park, NY 12065

Fairview Manor	284	280	$429
2110 Mays Landing Road
Millville, NJ 08332

	Number of	Occupancy at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2004	December 31, 2004

Forest Park Village	252	198	$346
724 Slate Avenue
Cranberry Township, PA 16066

Heather Highlands	410	284	$250
109 S. Main Street
Pittston, PA 18640

Highland Estates	291	272	$406
60 Old Route 22
Kutztown, PA 19530

Kinnebrook	201	185	$382
201 Route 17B
Monticello, NY 12701

Lake Sherman Village	210	180	$310
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	220	167	$220
1943 St. Joseph Street
Cresson, PA 16630

Memphis Mobile City	168	141	$254
3894 N. Thomas Street
Memphis, TN 38127

Oxford Village	224	224	$440
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village	137	115	$354
147 Amy Drive
Carlisle, PA 17013

Pine Valley Estates	218	167	$260
700 Pine Valley Estates
Apollo, PA 15613

Port Royal Village	427	301	$277
400 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	214	205	$237
2066 Victory Road
Marion, OH 43302

Sandy Valley Estates	364	326	$285
801 First, Route #2
Magnolia, OH 44643

	Number of	Occupancy at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2004	December 31, 2004

Somerset Estates/Whispering Pines
1873 Husband Rd	146	138	$185
Somerset, PA 15501

Southwind Village	250	245	$290
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	153	135	$212
7140-29 Selby Road
Athens, OH 45701

Waterfalls Village	202	189	$374
3450 Howard Road
Hamburg, NY 14075

Woodland Manor	150	70	$250
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	157	149	$525
Route 35
Eatontown, NJ 07724

Wood Valley	161	143	$238
1493 N. Whetstone River Road
Caledonia, OH 43314

Occupancy rates are relatively stable with little year-to-year changes once the community is filled (generally 90% or greater occupancy).  It is the Company’s experience that, once a home is set up in the community, it is seldom moved.  The home if sold, is sold on-site to a new owner.

Residents generally rent sites on a month-to-month basis.  Some residents have one-year leases.  Southwind Village and Woodlawn Village (both in New Jersey) are the only communities subject to local rent control laws.

In connection with the operation of its communities, the Company operates approximately 500 rental units.  These are homes owned by the Company and rented to residents.  The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies.  The rental homes produce income on both the home and for the site which might otherwise be non-income producing.  The Company sells the older rental homes when the opportunity arises.

The Company has approximately 900 sites in various stages of engineering/construction.  Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $85,000,000 (at original cost) in manufactured home properties.  These consist of 27 separate manufactured home communities and related equipment and improvements.  No one community constitutes more than 10% of the total assets of the Company.  Port Royal Village with 427 sites, Allentown with 414 sites, Heather Highlands with 410 sites, Sandy Valley Estates with 364 sites, Highland Estates with 291 sites, Fairview Manor with 284 sites, and Cedarcrest with 283 sites, are the larger properties.  Heather Highlands historically has an average of 65% to 70% occupancy.  The property continues to produce positive cash flow.

Mortgages on Properties

The Company has mortgages on various properties.  The maturity dates of these mortgages range from the year 2006 to 2019.  Interest varies from fixed rates of 4.625% to 7.36% and variable rates of prime plus 1/2% to LIBOR plus 1.55% to 1.75%.  The aggregate balances of these mortgages total $50,501,243 at December 31, 2004.  (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

ITEM 3 – LEGAL PROCEEDINGS

Legal proceedings are incorporated herein by reference and filed as Part IV, Item 15(a)(1)(vi), Note 12 of the Notes to Consolidated Financial Statements – Contingencies and Legal Matters.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2004 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares are traded on the American Stock Exchange (symbol UMH).  The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2004			2003
	HIGH	LOW	Distribution	HIGH	LOW	Distribution

First Quarter	17.50	15.38	$ .2325	14.49	12.64	$.2225
Second Quarter	16.18	12.46	.2350	16.85	13.84	.2250
Third Quarter	15.05	13.00	.2375	16.50	14.14	.2275
Fourth Quarter	16.00	14.05	.2400	17.70	14.75	.2300
			$.9450			$.9050

On March 1, 2005, the closing price of the Company’s stock was $15.48.

As of December 31, 2004, there were approximately 1,000 shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2004 and 2003, total distributions paid by the Company amounted to $8,149,313 or $.9450 per share ($.6409 taxed as ordinary income and $.3041 taxed as a long-term capital gain) and $7,118,101 or $.9050 per share ($.5603 taxed as ordinary income and $.3447 taxed as a long-term capital gain), respectively.

It is the Company’s intention to continue distributing quarterly dividends.  On January 13, 2005, the Company declared a dividend of $.2425 per share to be paid on March 15, 2005 to shareholders of record on February 15, 2005.  Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders	349,000	$12.04	1,372,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	349,000	$12.04	1,372,000

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2004.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	December 31,
	2004	2003	2002	2001	2000
		Restated (1)
Operating Data:

Total Revenues	$34,357,882	$33,790,503	$29,423,893	$26,882,399	$20,644,731
Total Expenses	26,176,771	25,328,860	24,107,136	21,574,873	15,418,042
Gain (Loss) on Sales
of Investment
Property and
Equipment	20,638	55,888	664,546	(28,264)	(37,318)
Net Income	8,201,749	8,517,531	5,981,303	5,279,262	5,189,371
Net Income Per Share -
Basic	.95	1.08	.79	.71	.71
Diluted	.95	1.07	.78	.70	.71

Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$5,115,754	$4,420,150	$6,747,943	$4,277,851	$7,171,086
Investing Activities	(2,398,003)	326,610	(7,076,423)	(11,027,374)	(4,068,797)
Financing Activities	2,812,190	(3,840,868)	1,099,628	6,918,095	(2,427,680)

Balance Sheet Data:

Total Assets	$103,164,988	$94,310,212	$89,026,506	$80,334,844	$62,945,597
Mortgages Payable	50,501,243	44,222,675	43,321,884	38,652,025	32,055,839
Shareholders’ Equity	48,804,743	38,575,404	28,821,572	27,580,598	22,726,716

Other Information:

Average Number of
Shares Outstanding	8,598,686	7,858,888	7,600,266	7,457,636	7,339,684
Funds from
Operations (2)	$11,355,784	$11,370,712	$8,788,197	$7,992,082	$7,845,528
Cash Dividends
Per Share	.9450	.9050	.8650	.8025	.7575

(1)  See Note 1 to Consolidated Financial Statements for a description of the restatement.

(2) Funds from Operations (FFO) is defined as net income excluding gains (or losses) from sales of depreciable assets, plus depreciation.  FFO should be considered as a supplemental measure of operating performance used by real estate investment trust (REITs).  FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost bases.  The items excluded from FFO are significant components in understanding and assessing the Company’s financial performance.  FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity.  FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company’s FFO is calculated as follows:

	2004	2003	2002	2001	2000
		Restated (1)

Net Income	$8,201,749	$8,517,531	$5,981,303	$5,279,262	$5,189,371
(Gain) Loss on Sales of Depreciable Assets	(20,638)	(55,888)	(3,546)	28,264	37,318
Depreciation Expense	3,174,673	2,909,069	2,810,440	2,684,556	2,618,839

FFO (2)	$11,355,784	$11,370,712	$8,788,197	$7,992,082	$7,845,528

(1)  See Note 1 to Consolidated Financial Statements for a description of the restatement.

(2)  Includes gain on sale of land of $661,000 in 2002.

ITEM 7 –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Statement Restatement

In a review of its accounting treatment of various interest rate swaps, the Company has determined that it is necessary to restate its previously issued financial statements for periods ending on or prior to September 30, 2004.  In its review of its accounting policies, the Company determined that the accounting for its interest rate swaps did not comply with generally accepted accounting principles in the U.S. (GAAP).  Although management believes the economics of the interest rate swaps achieved the original objectives of converting certain variable rate debt to effectively fixed rate obligations, certain technical documentation requirements for hedge accounting under Financial Accounting Standards Board (FAS) Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations were not met.

Historically, the Company treated these interest rate swaps as embedded derivatives (part of debt agreements) and did not separately record these derivatives as assets/liabilities in the consolidated balance sheets.  As a result, the Company disclosed the variable rate borrowings as fixed rate obligations as if they were altered by the interest rate swap agreements.  Since these derivatives do not qualify for hedge accounting, the changes in the fair value of the derivatives must be recorded in the Company’s income statement as an income/expense in the period that such changes occurred.  These non-cash fair value adjustments have the effect of decreasing net income for periods prior to January 1, 2002 by approximately $384,000, decreasing net income by approximately $531,000 for the year ended December 31, 2002, increasing net income by approximately $390,000 for the year ended December 31, 2003 and increasing net income for the nine months ended September 30, 2004 by approximately $249,000.  There is no effect on historical or future net cash flows provided by operating activities.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through, its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  The Company owns twenty-seven communities containing approximately 6,200 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company also invests in debt and equity securities of other REITs.

During 2004, the Company acquired Bishop's Mobile Home Court and Whispering Pines Community, in Somerset Township, Pennsylvania.  Bishop's Mobile Home Court is an existing family community consisting of 124 sites, located next to Whispering Pines Community, a 55-and-older community consisting of 15 existing home sites and an additional 60 acres for expansion.  The Company has renamed Bishop's Mobile Home Court as Somerset Estates.

The Company also holds a portfolio of securities of other REITs with a balance of $23,821,078 at December 31, 2004.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At December 31, 2004, the Company’s portfolio consisted of 57% preferred stocks, 28% common stocks and 15% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain on securities available for sale transactions, net.  Rental and related income increased 3.3% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily due to rent increases and the acquisition of a new community during the first quarter of 2004.  On March 1, 2004, the Company acquired a manufactured home community in Somerset Township, Pennsylvania.  Net income for the year ended December 31, 2004 decreased by $315,782 due primarily to a decrease in the gain on securities available for sales transactions of $233,237 for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  There was also a decrease in interest and dividend income due to the sales of securities available for sale during 2003 and 2004.  Community operations have remained relatively stable.  Management is continuing to seek communities for acquisition, but the current acquisition environment is very competitive.

See PART I, Item 1- Business for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U. S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of the Company’s financial statements. For a detailed description of these and other accounting policies, see Note 2 in the notes to the Company’s consolidated financial statements included in this Form 10-K.  Management has discussed each of these critical accounting policies with the Audit Committee of the Board of Directors.

     Real Estate Investments

The Company applies Financial Accounting Standards Board Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (Statement 144) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

     Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities.  Management reviews our marketable securities for impairment on a periodic basis when events or circumstances occur.  If a decline in fair value is determined to be other than temporary,  an impairment charge is recognized against earnings and the cost basis of the individual security shall be written down to fair value as the  new cost basis.  Management’s evaluation includes consideration of events that may be attributable to the unrealized loss, including, among other things, the credit-worthiness of the issuer, length of time that a security had a continuous unrealized loss, the financial position of the issuing company, and the period of expected recovery in value.

Other

Estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory and contingent liabilities, among others.  These estimates are susceptible to change and actual results could differ from these estimates.  The effects of changes in these estimates are recognized in the period they are determined.

Results of Operations

2004 vs. 2003

Rental and related income increased from $20,954,274 for the year ended December 31, 2003 to $21,646,325 for the year ended December 31, 2004 primarily due to the acquisition of a new community in 2004 and rental increases to residents.  During 2004, the Company was able to obtain an average rent increase of approximately 3% to 4%.

Occupancy as well as the ability to increase rental rates directly affect revenues.  The Company’s occupancy rate has remained relatively stable at 86% in 2004 as compared to the prior year.  The Company has faced many challenges in filling vacant homesites.  Relatively low interest rates have continued to make site-built housing more accessible.  Attractive apartment rental deals continue to hinder occupancy advances.  Some of the Company’s vacancies are the result of expansions in progress.  The Company is also evaluating further expansion at selected communities in order to increase the number of available sites.

Sales of manufactured homes increased from $6,758,168 for the year ended December 31, 2003 to $7,286,610 for the year ended December 31, 2004.  Cost of sales of manufactured homes increased from $5,360,554 for the year ended December 31, 2003 to $5,693,028 for the year ended December 31, 2004.  This increase was due to the increase in sales.  Selling expenses remained relatively stable for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) increased from $141,841 for the year ended December 31, 2003 to $443,720 for the year ended December 31, 2004.  The Company has been experiencing an increase in sales volume as well as a slight increase in gross margin.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Interest and dividend income decreased from $3,260,261 in 2003 to $2,842,523 in 2004.   This was primarily as a result of a lower average balance of securities available for sale during 2004 as a result of sales during 2003 and 2004.

Gains on securities transactions, net decreased from $2,698,724 in 2003 to $2,465,487 in 2004.  This decrease was primarily due to a loss on settlement of futures contracts of $243,360 during 2004.

Community operating expenses increased from $10,305,372 for the year ended December 31, 2003 to $10,984,908 for the year ended December 31, 2004 primarily as a result of acquisitions of the new communities in 2003 and 2004 and increased real estate taxes.

General and administrative expenses decreased from $2,589,275 in 2003 to $2,513,692 in 2004 primarily as a result of a decrease in professional fees relating to the reorganization in Maryland in 2003.

Interest expense decreased from $2,800,017 in 2003 to $2,529,752 in 2004 primarily as a result of a decrease in loans payable.  Interest capitalized on construction in progress amounted to $210,000, and $145,800 for 2004 and 2003, respectively.

Depreciation expense increased from $2,909,069 in 2003 to $3,174,673 in 2004 primarily as a result of the acquisitions of the new communities in 2003 and 2004.

Amortization of financing costs increased from $108,800 in 2003 to $130,856 in 2004 primarily as a result of the new mortgages payable and lines of credit in 2003 and 2004.

2003 vs. 2002

Rental and related income increased from $20,140,691 for the year ended December 31, 2002 to $20,954,274 for the year ended December 31, 2003 primarily due to the acquisition of a new community in 2003 and rental increases to residents.  During 2003, the Company was able to obtain an average rent increase of approximately 4%.

Occupancy as well as the ability to increase rental rates directly affect revenues.  The Company has experienced a slight decrease in occupancy of approximately 1% from 87% in 2002.  The Company has faced many challenges in filling vacant homesites.  Relatively low interest rates have made site-built housing more accessible.  Attractive apartment rental deals have also contributed to the increased vacancies.  Some of the Company’s vacancies are the result of expansions in progress.  The Company is also evaluating further expansion at selected communities in order to increase the number of available sites.

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

Gains on securities transactions, net increased from $794,950 in 2002 to $2,698,724 in 2003.  This increase was primarily the result of the Company’s decision to take advantage of the rise in price of the securities portfolio.  The Company has also experienced an increase in redemptions on the preferred stock holdings by the issuers.  These securities were redeemed at par.

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

Interest expense decreased from $3,845,244 in 2002 to $2,800,017 in 2003.  This was primarily as a result of a decrease in loans payable and the changes in fair value of the derivatives.  The Company has also extended the Waterfalls Village mortgage and the D&R Village mortgage and reduced those rates from over 7% to 4.625%.  The balance of these mortgages amounted to $2,632,734 and $3,044,969 at December 31, 2003, respectively.  Interest capitalized on construction in progress amounted to $145,800 and $162,600 for 2003 and 2002, respectively.

Depreciation expense and amortization of financing costs remained relatively stable.

Gain on sales of investment property and equipment decreased from $664,546 in 2002 to $55,888 in 2003 primarily due to the sale of vacant land at a gain of $661,000 in 2002.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2004:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable	$50,501,243	$1,804,366	$8,717,517	$26,409,900	$13,569,460
Operating Lease Obligations	48,000	48,000
Retirement Benefits	997,050	65,000	130,000	130,000	672,050
Total	$51,546,293	$1,917,366	$8,847,517	$26,539,900	$14,241,510

Mortgages payable represents the principal amounts outstanding by scheduled maturity.  The interest rates on these mortgages varies from fixed rates ranging from 4.625% to 7.36% and variable rates of prime plus ½% to LIBOR plus 1.55% to 1.75%.  The above table does not include the Company’s obligation under short-term borrowings including its lines of credit and margin loan as described in Note 5 of the Notes to Consolidated Financial Statements.

Operating lease obligations represent a lease, with a related party, for the Company’s corporate offices.  The original lease is for a five-year term with monthly lease payments of $12,000.  The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.

Retirement benefits represent post-retirement benefits that are not funded and therefore will be paid from the general assets of the Company.

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  At December 31, 2004, the Company’s shareholders’ equity increased to $48,804,743 as compared to $38,575,404 at December 31, 2003, principally due to proceeds from the dividend reinvestment and stock purchase plan (DRIP) partially offset by dividends and decreases in unrealized gains on securities available for sale.

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, and availability of bank borrowings, proceeds from the DRIP, and access to the capital markets.  Purchases of new properties, purchases of manufactured home inventory, investment in debt and equity securities of other REITS, payments of expenses related to real estate operations, capital improvements programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.

The Company intends to operate its existing properties from the cash flows generated by the properties.  However, the Company’s expenses are affected by various factors, including inflation.  Increases in operating expenses raise the breakeven point for a property and, to the extent that they cannot be passed on through higher rents, reduce the amount of available cash flow which can adversely affect the market value of the property.

Management does not see an indication that material factors are present that may negatively impact cash flows.  The Company is not aware of adverse trends, demands, commitments, events or uncertainties that are reasonably likely to have an impact on the Company’s liquidity.  The Company owns securities available for sale of $23,821,078 at December 31, 2004.  At December 31, 2004, the Company owns twenty-seven communities of which 12 have no mortgages.  The Company also has unused lines of credit totaling $17,000,000.  These marketable securities, non-mortgaged properties and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties and sell marketable securities will provide sufficient funds to adequately meet its obligations over the next several years.

Net cash provided by operating activities decreased from $6,747,943 in 2002 to $4,420,150 in 2003 and increased to $5,115,754 in 2004.  Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory of manufactured homes, loans to customers for the sales of manufactured homes, purchases of manufactured home communities and expansion of existing communities.  The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing.  The dividend payments were primarily made from cash flow from operations.

In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements, purchase of manufactured homes for rent, scheduled mortgage amortization and dividend distributions.

The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  At December 31, 2004, there was no amount outstanding on the margin loan.  During 2004, the Company’s securities portfolio decreased by approximately $7,300,000 primarily due to sales of approximately $11,100,000, partially offset by purchases of approximately $6,000,000 and a decrease in the unrealized gain of approximately $2,200,000.  During 2004, the Company recognized a portion of the substantial unrealized gains in the security portfolio.  The securities portfolio at December 31, 2004 has experienced an increase in value from cost of approximately 15%, however, there are no assurances such unrealized gains will be sustained or increases will continue.

The Company estimates that in 2005 it will purchase approximately 25 manufactured homes to be used as rentals for a total cost of $500,000.  Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.  Once rental homes reach 10 years old, the Company generally sells them.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service.  Excluding expansions, the Company is budgeting approximately $1,000,000 in capital improvements for 2005.

The Company’s only significant commitments and contractual obligations relate to retirement benefits and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan), which provides for the reinvestment of dividends and for monthly optional cash payments of not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company.  During 2004, amounts received, including dividends reinvested of $1,890,667, amounted to $12,043,926.  During 2004, the Company paid $8,149,313, including dividends reinvested. The success of the Plan resulted in a substantial improvement in the Company’s liquidity and capital resources in 2004.

The Company has undeveloped land which it could develop over the next several years. The Company is also exploring the utilization of vacant land for town houses.  The Company continues to analyze the highest and best use of its vacant land, and uses it accordingly.

During the year ended December 31, 2004, employees exercised their stock options and purchased 21,000 shares for a total of $185,725.  During the year ended December 31, 2003, eleven employees exercised their stock options and purchased 115,000 shares for a total of $1,185,900.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (which is usually the vesting period). The standard also requires an issuer estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.  This Statement is effective for reporting periods beginning after June 15, 2005.  An issuer is required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, an issuer must recognize compensation cost for all awards granted after the adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, an issuer must restate previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, an issuer is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.  The Company will utilize the prospective method on a straight line basis.   This Statement will not have a material impact on the Company’s consolidated financial statements.

Safe Harbor Statement

This Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “should”, “estimate”, and similar expressions identify forward-looking statements.  These forward-looking statements reflect the Company’s current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company’s operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

ITEM 7A –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk exposure is interest rate risk.  The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives.  The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows.  The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt.  The Company does not enter into derivative instruments for speculative purposes.

The following table sets forth information as of December 31, 2004, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2006			$1,603,622	$1,603,622
2007			3,752,822	3,752,822
2008	$5,389,742	4.625%	5,617,768	11,007,510
2009	3,353,203	4.75%	14,889,786	18,242,989
Thereafter	12,628,859	6.61%	3,265,441	15,894,300
Total	$21,371,804		$29,129,439	$50,501,243
Estimated Fair Value	$21,326,522		$29,129,439	$50,455,961

The Company’s variable rate long-term debt consists of six mortgage loans with interest rates ranging from prime plus ½% to LIBOR plus 1.55% to 1.75%.  To minimize the variability that changes in interest rates could have on its future cash flows, the Company has entered into five separate interest rate swap agreements.  The interest rate swap agreements have the effect of fixing interest rates relative to specific mortgage loans totaling approximately $26 million.  The effective fixed interest rates on these loans range from 5.17% to 6.39%.

The Company's remaining variable rate debt totals $3 million as of December 31, 2004 which bears interest at prime plus ½%.  If prime increased or decreased by 1%, the Company believes its interest expense would have increased or decreased by approximately $30,000, based on the balance of long-term debt outstanding at December 31, 2004.

The Company also has approximately $800 thousand in variable rate debt due on demand.  This debt primarily consists of inventory financing loans.  The interest rates on these loans range from 6% to 9% at December 31, 2004.  The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2004.

The Company invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.  To reduce exposure of the debt securities portfolio to market rate fluctuations, the Company invests in futures contracts of ten-year treasury notes.  These contracts are marked to market with changes in market recognized in income.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2004	March 31		June 30	September 30		December 31
	Restated (1)

Total Revenues	$9,465,609		$8,078,278	$8,130,692		$8,683,303
Total Expenses	6,305,512		5,939,845	7,053,525		6,877,889
Net Income	3,154,838	(2)	2,131,664	1,098,257	(2)	1,816,990
Net Income per Share – Basic	.38		.25	.13		.20
Diluted	.38		.25	.12		.20

2003	March 31		June 30	September 30		December 31
	Restated (1)

Total Revenues	$7,751,172		$8,289,471	$8,834,105		$8,915,755
Total Expenses	5,911,740		6,447,587	6,287,716		6,681,817
Net Income	1,845,734		1,873,136	2,559,487		2,239,174
Net Income per Share – Basic	.24		.24	.32		.28
Diluted	.24		.24	.32		.27

(1)  See Note 1 to Consolidated Financial Statements for a description of the restatement.

(2)  The changes are primarily due to the changes in Gain on Securities Transactions, net.

The following are the restatement adjustments that affect the quarterly financial statements:

	For the Three Months Ended March 31, 2004
	As Previously Reported	Adjustment	As Restated

Income Statement Data:

Interest Expense	$739,712	$122,829	$862,541
Total Expenses	6,182,683	122,829	6,305,512
Income Before Gain on Sales of Investment Property and Equipment	3,282,926	(122,829)	3,160,097
Net Income	3,277,667	(122,829)	3,154,838
Net Income Per Share - Basic	0.40	(0.02)	0.38
Net Income Per Share - Diluted	0.39	(0.01)	0.38

	For the Three and Six Months Ended June 30, 2004
	Three Months			Six Months
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Income Statement Data:

Interest Expense	$689,785	$(463,337)	$226,448	$1,429,497	$(340,508)	$1,088,989
Total Expenses	6,403,182	(463,337)	5,939,845	12,585,865	(340,508)	12,245,357
Income Before Gain on Sales of Investment Property and Equipment	1,675,096	463,337	2,138,433	4,958,022	340,508	5,298,530
Net Income	1,668,327	463,337	2,131,664	4,945,994	340,508	5,286,502
Net Income Per Share - Basic	0.20	0.05	0.25	0.59	0.04	0.63
Net Income Per Share - Diluted	0.20	0.05	0.25	0.59	0.04	0.63

	For the Three and Nine Months Ended September 30, 2004
	Three Months			Nine Months
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Income Statement Data:

Interest Expense	$653,602	$91,581	$745,183	$2,083,099	$(248,927)	$1,834,172
Total Expenses	6,961,944	91,581	7,053,525	19,547,809	(248,927)	19,298,882
Income Before Gain on Sales of Investment Property and Equipment	1,168,748	(91,581)	1,077,167	6,126,770	248,927	6,375,697
Net Income	1,189,838	(91,581)	1,098,257	6,135,832	248,927	6,384,759
Net Income Per Share - Basic	0.14	(0.01)	0.13	0.72	0.03	0.75
Net Income Per Share - Diluted	0.14	(0.02)	0.12	0.72	0.03	0.75

	For the Three Months Ended March 31, 2003
	As Previously Reported	Adjustment	As Restated

Income Statement Data:

Interest Expense	$828,035	$(43,258)	$784,777
Total Expenses	5,954,998	(43,258)	5,911,740
Income Before Gain on Sales of Investment Property and Equipment	1,796,174	43,258	1,839,432
Net Income	1,802,476	43,258	1,845,734
Net Income Per Share - Basic	0.23	0.01	0.24
Net Income Per Share - Diluted	0.23	0.01	0.24

	For the Three and Six Months Ended June 30, 2003
	Three Months			Six Months
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Income Statement Data:

Interest Expense	$803,380	$94,258	$897,638	$1,631,415	$51,000	$1,682,415
Total Expenses	6,353,329	94,258	6,447,587	12,308,327	51,000	12,359,327
Income Before Gain on Sales of Investment Property and Equipment	1,936,142	(94,258)	1,841,884	3,732,316	(51,000)	3,681,316
Net Income	1,967,394	(94,258)	1,873,136	3,769,870	(51,000)	3,718,870
Net Income Per Share - Basic	0.25	(0.01)	0.24	0.49	(0.01)	0.48
Net Income Per Share - Diluted	0.25	(0.01)	0.24	0.48	-0-	0.48

	For the Three and Nine Months Ended September 30, 2003
	Three Months			Nine Months
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Income Statement Data:

Interest Expense	$785,933	$(245,750)	$540,183	$2,417,348	$(194,750)	$2,222,598
Total Expenses	6,533,466	(245,750)	6,287,716	18,841,793	(194,750)	18,647,043
Income Before Gain on Sales of Investment Property and Equipment	2,300,639	245,750	2,546,389	6,032,955	194,750	6,227,705
Net Income	2,313,737	245,750	2,559,487	6,083,607	194,750	6,278,357
Net Income Per Share - Basic	0.29	0.03	0.32	0.78	0.03	0.81
Net Income Per Share - Diluted	0.29	0.03	0.32	0.77	0.03	0.80

	For the Three Months Ended December 31, 2003
	As Previously Reported	Adjustment	As Restated

Income Statement Data:

Interest Expense	$773,142	$(195,723)	$577,419
Total Expenses	6,877,540	(195,723)	6,681,817
Income Before Gain on Sales of Investment Property and Equipment	2,038,215	195,723	2,233,938
Net Income	2,043,451	195,723	2,239,174
Net Income Per Share - Basic	0.25	0.03	0.28
Net Income Per Share - Diluted	0.25	0.02	0.27

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness discussed below.

(b)  Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.   All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial statement preparation and presentation.

Management assessed the Company’s internal control over financial reporting as of December 31, 2004.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting due to the following material weakness identified by management:  The Company’s policies and procedures associated with the selection and application of accounting policies relating to interest rate swaps for purposes of preparing its annual and interim financial statements were not adequate.  Specifically, as of December 31, 2004, and due to the aforementioned deficiencies in the Company’s policies and procedures, the Company’s accounting for certain derivative financial instruments, to hedge the variability of cash flows of floating interest rate debt, was found to be inconsistent with U.S. generally accepted accounting principles, which resulted in the restatement of the Company’s consolidated financial statements for 2003 and 2002, and for each of the quarters in 2003 and the first, second and third quarters of 2004, to recognize in the consolidated statements of income, the changes in estimated fair value of the relevant derivative financial instruments in the periods of such changes.  See Note 1 to Consolidated Financial Statements.

KPMG LLP, the Company’s independent registered public accounting firm, has issued their report on their audit of management’s assessment of the Company’s internal control over financial reporting, a copy of which is included herein.

(c)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

United Mobile Homes, Inc.:

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting (Item 9A(b)), that United Mobile Homes, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2004:  The Company’s policies and procedures associated with the selection and application of accounting policies for purposes of preparing its annual and interim financial statements were not adequate.  Specifically, as of December 31, 2004, and due to the aforementioned deficiencies in the Company’s policies and procedures, the Company’s accounting for certain derivative financial instruments, to hedge the variability of cash flows of floating interest rate debt, was found to be inconsistent with U.S. generally accepted accounting principles.  This error in accounting resulted in the restatement of the Company’s consolidated financial statements for 2003 and 2002, and for each of the quarters in 2003 and the first, second and third quarters of 2004, to recognize in the consolidated statements of income, the changes in estimated fair value of the relevant derivative financial instruments in the periods of such changes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Mobile Homes, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 30, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/  KPMG LLP

Short Hills, New Jersey

March 30, 2005

(d)    Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

There have been no changes to internal control over financial reporting during the Company’s fourth fiscal quarter.

After year-end, management implemented controls designed to reduce the risk of such an error in the future through implementation of a comprehensive review of each new interest rate swap for proper accounting treatment by the Company’s Chief Financial Officer.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the Directors and Executive Officers of the Company as of December 31, 2004.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	46	Vice President and Chief Financial Officer (1995 to present) and Director. Certified Public Accountant; Vice President (2001 to present) and Director (1994 to present) of Monmouth Capital Corporation, an affiliate of the Company; Controller (1991 to 2003) and Director (1993 to 2004) of Monmouth Real Estate Investment Corporation, an affiliate of the Company.	1995

Eugene W. Landy	71	Chairman of the Board (1995 to present), President (1969 to 1995) and Director. Attorney at Law; Chairman of the Board (2001 to present), President and Director (1961 to present) of Monmouth Capital Corporation, an affiliate of the Company; President and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliate of the Company. Eugene W. Landy is the father of Samuel A. Landy and Michael P. Landy.	1969

Samuel A. Landy	44	President (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1994 to 2004) of Monmouth Capital Corporation, an affiliate of the Company; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliate of the Company. Samuel A. Landy is the son of Eugene W. Landy.	1992

Michael P. Landy	42

Vice President - Investments. Executive Vice President (2001 to present) of Monmouth Capital Corporation, an affiliate of the Company;  Vice President – Investments (2001 to present) of Monmouth Real Estate Investment Corporation, an affiliate of the Company; President (1998 to  2001)  of Siam  Records, LLC.  Michael P. Landy is the son of Eugene W. Landy.

			N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

James E. Mitchell	64	Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present).	2001

Richard H. Molke	78	Director. General Partner of Molke Family Limited Partnership (1994 to present).	1986

Eugene Rothenberg	71	Director. Retired physician; Director (2001 to present) of Monmouth Capital Corporation, an affiliate of the Company.	1977

Robert G. Sampson	78	Director. Director (1963 to present) of Monmouth Capital Corporation, an affiliate of the Company; Director (1968 to 2001) of Monmouth Real Estate Investment Corporation, an affiliate of the Company; General Partner (1983 to present) of Sampco, Ltd., an investment group.	1969

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3 (a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are James E. Mitchell (Chairman), Richard H. Molke, and Eugene Rothenberg.

The Company’s Board of Directors has determined that at least one member of the Audit Committee is a financial expert.

Delinquent Filers

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics (the Code of Ethics).  The Code of Ethics can be found at the Company’s website at www.umh.com.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table.

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2004, 2003 and 2002 to the Chairman of the Board, President and Vice President.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and			Annual Compensation
Principal Position	Year	Salary	Bonus	All Other	Options

Eugene W. Landy	2004	$175,000	-0-	$19,430 (1)	-0-
Chairman of the	2003	150,000	-0-	35,776 (2)	-0-
Board	2002	150,000	-0-	17,276 (1)	-0-

Samuel A. Landy	2004	$314,212	$37,035	23,965 (3)	25,000
President	2003	299,250	54,862	23,085 (3)	25,000
	2002	285,000	14,961	21,585 (3)	25,000

Anna T. Chew	2004	$194,920	$17,497	24,268 (3)	10,000
Vice President	2003	177,200	16,194	19,631 (4)	10,000
	2002	160,488	16,194	19,000 (4)	10,000

(1)

Represents  Directors’ fees and  fringe benefits.

(2)

Represents Directors’ fees, legal fees and fringe benefits.

(3)

Represents Directors’ fees, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)

Represents Directors’ fees and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

Stock Option Plan.

On August 14, 2003, the shareholders approved and ratified the Company’s 2003 Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  All options are exercisable one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  If options granted under the 2003 Plan expire or terminate for any reason without having been exercised in full, the Shares subject to, but not delivered under, such options shall become available for additional option grants under the 2003 Plan.  This Plan replaced the Company’s 1994 Stock Option Plan which, pursuant to its terms, terminated December 31, 2003.  The outstanding options granted under this plan remain outstanding until exercised, forfeited or expired.

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 2004:

Name	Options Granted	Granted to Employees	Price Per Share	Expiration Date	Grant Date Present Value (1)

Samuel A.Landy	25,000	38%	$18.62	01/16/12	$30,750
Anna T. Chew	10,000	15%	$13.05	07/06/12	$12,900

(1)

These values were established using the Black-Scholes stock option valuation model. The following assumptions were used in the model: expected volatility of 19%, risk-free interest rate of 3.89%, dividend yield of 6.06%, and expected life of the options of eight years. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2004:

					Value of
			Number of Unexercised		Unexercised Options
	Shares	Value	Options at Year-End		At Year-End
Name	Exercised	Realized	Exercisable/Unexercisable		Exercisable/Unexercisable

Eugene W. Landy	-0-	N/A	50,000/	-0-	$374,500/	$ -0-
Samuel A. Landy	-0-	N/A	125,000/	25,000	$372,375/	$-0-
Anna T. Chew	10,000	$64,500	30,000/	10,000	$90,200/	$26,900

Compensation of Directors.

The Directors receive a fee of $1,500 for each Board meeting attended, and an additional fixed annual fee of $10,000, payable $2,500 quarterly.   Directors appointed to house committees receive $150 for each meeting attended.  Those specific committees are Compensation Committee, Audit Committee, Nominating Committee and Stock Option Committee.

Employment Contracts.

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board.  Under this agreement, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile.  Additionally, there may be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance.  In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly.  On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments.  In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death.  The Employment Agreement automatically renews each year for successive one-year periods.  Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000.  Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years.

Effective January 1, 2002, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $285,000 for 2002, $299,250 for 2003 and $314,212 for 2004 plus bonuses and customary fringe benefits.  Bonuses are at the discretion of the Board of Directors and are based on certain guidelines.  Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 25,000 shares in each year of the contract.  On severance by the Company or disability, Mr. Samuel Landy is entitled to one year’s salary.

Effective January 1, 2003, the Company and Anna T. Chew entered into a three-year Employment Agreement.  Ms. Chew will receive an annual base salary of $177,200 for 2003, plus bonuses and customary fringe benefits.  Each year Ms. Chew will receive a 10% increase in her base salary.  On severance by the Company, Ms. Chew is entitled to an additional one year’s salary.  In the event of disability, Ms. Chew will receive lost wages from a disability insurance policy.

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

The final criterion in setting compensation is comparable wages in the industry.  In this regard, the REIT industry maintains excellent statistics.

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year.  (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $175,000 and $19,430 in director’s fees and fringe benefits).

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President, including funds from operations.  Mr. Samuel Landy is under an employment agreement with the Company.  His base compensation under this contract is $314,212 for 2004.  Mr. Samuel Landy also received bonuses totaling $37,035.  These bonuses were primarily based upon his meeting certain performance goals as outlined in his employment agreement.

Compensation Committee:

Richard H. Molke

Eugene Rothenberg

COMPARATIVE STOCK PERFORMANCE

The line graph compares the total return of the Company’s common stock for the last five years to the NAREIT Composite (previously ALL REIT) Total Return Index published by the National Association of Real Estate Investment Trust (NAREIT) and to the S&P 500 Index for the same period.  The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices.  The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

	1999	2000	2001	2002	2003	2004

UNITED MOBILE HOMES, INC.	100	126	173	208	275	272
NAREIT COMPOSITE	100	126	145	153	212	275
S & P 500	100	91	80	62	80	89

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2004 by:

-

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

-

the Company’s directors;

-

the Company’s executive officers; and

-

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o United Mobile Homes, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2004 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Anna T. Chew	124,011(3)	1.37%
Eugene W. Landy	981,470(4)	10.79%
Samuel A. Landy	394,969(5)	4.29%
Michael P. Landy	155,424(6)	1.72%
James E. Mitchell	170,434(7)	1.88%
Richard H. Molke	109,656(8)	1.21%
Eugene D. Rothenberg	81,724(9)	*
Robert G. Sampson	130,589(10)	1.44%
Directors and Officers as a Group * Less than 1%	2,148,277	23.15%

___________________________

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on December 31, 2004 which was 9,048,423 Shares.

 (3)

Includes (a) 87,377 shares owned jointly with Ms. Chew’s husband, (b) 6,634 shares held in Ms. Chew’s 401(k) Plan, and (c) 30,000 shares issuable upon exercise of stock options.  Excludes 10,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until July 6, 2005.

 (4)

Includes (a) 89,987 shares owned by Mr. Landy’s wife, (b) 172,608 shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 73,212 shares held in the Landy & Landy Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 shares held in the Landy & Landy Pension Plan of which Mr. Landy is a Trustee with power to vote, (e) 50,000 shares held in the Eugene W. Landy Charitable Legal Annuity Trust, a charitable trust for which Mr. Landy has power to vote, (f) 25,000 shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote, and (g) 50,000 shares issuable upon exercise of a stock option.  Excludes 217,297 shares held by Mr. Landy’s adult children in which he disclaims any beneficial interest.

(5)

Includes (a) 27,949 shares owned jointly with Mr. Landy’s wife, (b) 30,203 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 6,221 shares in the Samuel Landy Limited Partnership, (d) 11,108 shares held in Mr. Landy’s 401(k) Plan, and (e) 150,000 shares issuable upon exercise of stock options.

(6)

Includes (a) 5,495 shares owned by Mr. Landy’s wife, (b) and 24,196 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.

(7)

Includes 135,466 shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.

(8)

Includes 50,563 shares owned by Mr. Molke’s wife.

  (9)

Includes 56,878 shares held by Rothenberg Investments, Ltd. in which Dr. Rothenberg has a beneficial interest.

  (10)

Includes 48,492 shares held by Sampco Ltd. in which Mr. Sampson has a beneficial interest.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 15(a)(1)(vi), Note 8 of the Notes to Consolidated Financial Statements – Related Party Transactions.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2004 and 2003.  The following are the fees billed by KPMG in connection with services rendered:

	2004	2003

Audit Fees	$155,000	$ 46,000
Audit-Related Fees	6,500	-0-
Tax Fees	50,750	47,250
All Other Fees	-0-	-0-
Total Fees	$212,250	$ 93,250
	=======	=======

Audit fees include professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q.  Audit fees also include services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Tax fees include professional services rendered by KPMG LLP for the preparation of the Company’s federal and state corporate tax returns and supporting schedules as may be required by the Internal Revenue Service and applicable state taxing authorities.  Tax fees also include other work directly affecting or supporting the payment of taxes, including planning and research of various tax issues.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by the Company’s independent registered public accounting firm.  The policy requires that all services provided by KPMG LLP to the Company, including audit services, audit-related services, tax services and other services, must be pre-approved by the Committee.  The pre-approval requirements do not prohibit day-to-day normal tax consulting services, where each individual matter will not exceed $5,000 and in the aggregate will not exceed $25,000 for 2003 and 2004.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	The following Financial Statements are filed as part of this report.
		Page(s)

(i)	Report of Independent Registered Public Accounting Firm	48

(ii)	Consolidated Balance Sheets as of December 31, 2004 and 2003	49

(iii)	Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002	50

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	51-52

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	53

(vi)	Notes to Consolidated Financial Statements	54-75

(a) (2)	The following Financial Statement Schedule for the years ended December 31, 2004, 2003 and 2002 is filed as part of this report

(i)	Schedule III – Real Estate and Accumulated Depreciation	76-79

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3)  The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Agreement and Plan of Merger dated as of June 23, 2003. (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003).

(3)

Articles of Incorporation and By-Laws:

(3.1) Articles of Incorporation of United Mobile Homes, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003).

(3.2)    Bylaws of United Mobile Homes, Inc. (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003).

(10)	Material Contracts:
(10.1) 2003 Stock Option Plan (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003).

(10.2)  401(k) Plan Document and Adoption Agreement effective April 1, 1992 (incorporated by reference from the Company’s 1992 Form 10-K as filed with the Securities and Exchange Commission on March 9, 1993).

(10.3)  Employment contract with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference from the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

(10.4) Amendment to employment contract with Mr. Eugene W. Landy effective January 1, 2004.

(10.5)  Employment contract with Mr. Ernest V. Bencivenga dated November 9, 1993 (incorporated by reference from the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

(10.6)  Employment contract with Mr. Samuel A. Landy effective January 1, 2002 (incorporated by reference from the Company’s 2002 Form 10-K as filed with the Securities and Exchange Commission on March 28, 2003).

(10.7)  Employment contract with Ms. Anna T. Chew effective January 1, 2003 (incorporated by reference from the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004).

Exhibit No.	Description

(14)	Code of Business Conduct and Ethics (incorporated by reference from the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004).

(21)	Subsidiaries of the Registrant:

The Company operates through nine wholly-owned multiple Subsidiaries carrying on the same line of business.  The parent company of these subsidiaries is the Registrant.  The line of business is the operation of manufactured home communities.

(23)	Consent of KPMG LLP.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

United Mobile Homes, Inc.:

We have audited the consolidated financial statements of United Mobile Homes, Inc. and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company has restated its 2003 and 2002 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Mobile Homes, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 30, 2005

UNITED MOBILE HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003

- ASSETS -	2004	2003
		Restated

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 8,412,970	$ 6,927,971
Site and Land Improvements	62,948,578	59,202,516
Buildings and Improvements	3,155,347	2,790,612
Rental Homes and Accessories	10,308,654	9,581,123
Total Investment Property	84,825,549	78,502,222
Equipment and Vehicles	5,774,826	4,664,006
Total Investment Property and Equipment	90,600,375	83,166,228
Accumulated Depreciation	(40,562,454)	(37,660,693)
Net Investment Property and Equipment	50,037,921	45,505,535

OTHER ASSETS
Cash and Cash Equivalents	8,774,812	3,244,871
Securities Available for Sale	23,821,078	31,096,211
Inventory of Manufactured Homes	5,190,465	3,635,954
Notes and Other Receivables, net	9,106,302	7,338,580
Unamortized Financing Costs	758,102	407,401
Prepaid Expenses	667,290	559,594
Land Development Costs	4,809,018	2,522,066
Total Other Assets	53,127,067	48,804,677

TOTAL ASSETS	$103,164,988	$ 94,310,212

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 50,501,243	$ 44,222,675
OTHER LIABILITIES
Accounts Payable	584,676	655,648
Loans Payable	775,803	7,840,962
Accrued Liabilities and Deposits	1,973,277	2,512,897
Tenant Security Deposits	525,246	502,626
Total Other Liabilities	3,859,002	11,512,133
Total Liabilities	54,360,245	55,734,808

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 and 15,000,000 shares authorized; 9,261,080 and 8,557,130 shares issued and 9,048,423 and 8,164,830 shares outstanding as of December 31, 2004 and 2003, respectively	926,108	855,713
Excess Stock - $.10 par value per share, 3,000,000 shares Authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	45,962,116	35,389,781
Accumulated Other
Comprehensive Income	3,142,945	5,308,195
Undistributed Income	784,073	731,637
Treasury Stock at Cost ( 212,657 and 392,300 shares at December 31, 2004 and 2003)	(2,010,499)	(3,709,922)
Total Shareholders’ Equity	48,804,743	38,575,404

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 103,164,988	$ 94,310,212

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
		Restated

REVENUES:

Rental and Related Income	$ 21,646,325	$ 20,954,274	$20,140,691
Sales of Manufactured Homes	7,286,610	6,758,168	5,538,202
Interest and Dividend Income	2,842,523	3,260,261	2,867,142
Gain on Securities Transactions, net	2,465,487	2,698,724	794,950
Other Income	116,937	119,076	82,908

Total Revenues	34,357,882	33,790,503	29,423,893

EXPENSES:
Community Operating Expenses	10,984,908	10,305,372	9,457,214
Cost of Sales of Manufactured Homes	5,693,028	5,360,554	4,657,988
Selling Expenses	1,149,862	1,255,773	1,040,005
General and Administrative	2,513,692	2,589,275	2,184,045
Interest Expense	2,529,752	2,800,017	3,845,244
Depreciation Expense	3,174,673	2,909,069	2,810,440
Amortization of Financing Costs	130,856	108,800	112,200

Total Expenses	26,176,771	25,328,860	24,107,136

Income Before Gain on Sales of Investment Property and Equipment	8,181,111	8,461,643	5,316,757
Gain on Sales of Investment Property and Equipment	20,638	55,888	664,546

Net Income	$ 8,201,749	$ 8,517,531	$ 5,981,303

Net Income Per Share -
Basic	$ .95	$ 1.08	$ .79
Diluted	$ .95	$ 1.07	$ .78

Weighted Average Shares
Outstanding:
Basic	8,598,686	7,858,888	7,600,266
Diluted	8,676,485	7,942,459	7,677,200

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

				Accumulated
			Additional	Other
	Common Stock Issued		Paid-In	Comprehensive
	Number	Amount	Capital	Income

Balance December 31, 2001 - As Reported	7,888,632	$788,863	$27,409,361	$3,541,001
Cumulative Restatements Adjustment	-0-	-0-	(383,936)	-0-

Balance December 31, 2001, Restated	7,888,632	788,863	27,025,425	3,541,001

Common Stock Issued with the DRIP*	135,418	13,542	1,641,407	-0-
Common Stock Issued through the Exercise of Stock Options	39,700	3,970	416,643	-0-
Distributions	-0-	-0-	(586,992)	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	447,428
Purchase of Treasury Stock	-0-	-0-	-0-	-0-

Balance December 31, 2002, Restated	8,063,750	806,375	28,496,483	3,988,429

Common Stock Issued with the DRIP*	378,380	37,838	5,691,245	-0-
Common Stock Issued through the Exercise of Stock Options	115,000	11,500	1,174,400	-0-
Distributions	-0-	-0-	-0-	-0-
Payments on Notes Receivable from Officers	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	27,653	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	1,319,766

Balance December 31, 2003, Restated	8,557,130	855,713	35,389,781	5,308,195

Common Stock Issued with the DRIP*	682,950	68,295	10,276,208	-0-
Common Stock Issued through the Exercise of Stock Options	21,000	2,100	183,625	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	112,502	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(2,165,250)

Balance December 31, 2004	9,261,080	$926,108	$45,962,116	$3,142,945

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Undistributed
	Income		Notes
	(Accumulated	Treasury	Receivable	Comprehensive
	Deficit)	Stock	From Officers	Income

Balance December 31, 2001 - As Reported	$(667,793)	$(3,106,898)	$-0-
Cumulative Restatements Adjustment	-0-	-0-	-0-

Balance December 31, 2001, Restated	(667,793)	(3,106,898)	-0-

Common Stock Issued with the DRIP*	-0-	-0-	-0-
Common Stock Issued through the Exercise of Stock Options	-0-	-0-	(92,000)
Distributions	(5,981,303)	-0-	-0-
Net Income	5,981,303	-0-	-0-	$5,981,303
Unrealized Net Holding Gains on Securities Available for Sale
Net of Reclassification Adjustment	-0-	-0-	-0-	447,428
Purchase of Treasury Stock	-0-	(603,024)	-0-

Balance December 31, 2002, Restated	(667,793)	(3,709,922)	(92,000)	$6,428,731

Common Stock Issued with the DRIP*	-0-	-0-	-0-
Common Stock Issued through the Exercise of Stock Options	-0-	-0-	-0-
Distributions	(7,118,101)	-0-	-0-
Payments on Notes Receivable from Officers	-0-	-0-	92,000
Stock Compensation Expense	-0-	-0-	-0-
Net Income	8,517,531	-0-	-0-	$8,517,531
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	1,319,766

Balance December 31, 2003, Restated	731,637	(3,709,922)	-0-	$9,837,297

Common Stock Issued with the DRIP*	-0-	1,699,423	-0-
Common Stock Issued through the Exercise of Stock Options	-0-	-0-	-0-
Distributions	(8,149,313)	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-
Net Income	8,201,749	-0-	-0-	$8,201,749
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(2,165,250)

Balance December 31, 2004	$ 784,073	$(2,010,499)	$ -0-	$6,036,499

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 8,201,749	$ 8,517,531	$ 5,981,303
Depreciation	3,174,673	2,909,069	2,810,440
Amortization of Financing Costs	130,856	108,800	112,200
Stock Compensation Expense	112,502	27,653	-0-
Increase in Provision for Uncollectible Notes and Other Receivables	245,102	226,675	295,091
Gain on Securities Transactions, net	(2,465,487)	(2,698,724)	(794,950)
Gain on Sales of Investment Property & Equipment	(20,638)	(55,888)	(664,546)
Changes in Operating Assets and Liabilities -
Inventory of Manufactured Homes	(1,554,511)	(860,495)	7,206
Notes and Other Receivables	(2,012,824)	(2,764,286)	(1,804,705)
Prepaid Expenses	(107,696)	(137,271)	(308,643)
Accounts Payable	(70,972)	(301,015)	120,075
Accrued Liabilities and Deposits	(539,620)	(543,584)	961,313
Tenant Security Deposits	22,620	(8,315)	33,159
Net Cash Provided by Operating Activities	5,115,754	4,420,150	6,747,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	(3,535,400)	(918,000)	-0-
Purchase of Investment Property and Equipment	(4,112,104)	(3,155,336)	(2,640,164)
Proceeds from Sales of Investment Property and Equipment	431,843	394,254	1,698,262
Additions to Land Development Costs	(2,757,712)	(1,701,555)	(509,679)
Purchase of Securities Available for Sale	(6,039,340)	(8,528,110)	(9,360,375)
Proceeds from Sales of Securities Available for Sale	13,614,710	14,235,357	3,735,533
Net Cash (Used) Provided by Investing Activities	(2,398,003)	326,610	(7,076,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	17,000,000	3,500,000	6,862,500
Net (Payments on) Proceeds from Short-Term Borrowings	(7,065,159)	(4,518,003)	1,666,282
Principal Payments of Mortgages and Loans	(10,721,432)	(2,599,209)	(2,192,641)
Financing Costs on Debt	(481,557)	(112,538)	(48,756)
Proceeds from Issuance of Common Stock	10,153,259	3,984,987	-0-
Proceeds from Exercise of Stock Options	185,725	1,185,900	271,113
Collection on Notes Receivable from Officers	-0-	92,000	57,500
Dividends Paid	(6,258,646)	(5,374,005)	(4,913,346)
Purchase of Treasury Stock	-0-	-0-	(603,024)
Net Cash Provided (Used) by Financing Activities	2,812,190	(3,840,868)	1,099,628

NET INCREASE IN CASH	5,529,941	905,892	771,148
CASH & CASH EQUIVALENTS – BEGINNING	3,244,871	2,338,979	1,567,831
CASH & CASH EQUIVALENTS – END	$ 8,774,812	$ 3,244,871	$ 2,338,979

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST AND FINANCIAL STATEMENT RESTATEMENT

United Mobile Homes, Inc. (the Company) owns and operates twenty-seven manufactured home communities containing approximately 6,200 sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

The Company has elected to be taxed as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (the Code), and intends to maintain its qualification as a REIT in the future.  As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders.  For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.  The Company is subject to franchise taxes in some of the states in which the Company owns property.

The Company was incorporated in the state of New Jersey in 1968.  On September 29, 2003, the Company changed its state of incorporation from New Jersey to Maryland.

FINANCIAL STATEMENT RESTATEMENT

In a review of its accounting treatment of various interest rate swaps, the Company has determined that it is necessary to restate its previously issued financial statements for periods ending on or prior to September 30, 2004.  In its review of its accounting policies, the Company determined that the accounting for its interest rate swaps did not comply with generally accepted accounting principles in the U.S. (GAAP).  Although management believes the economics of the interest rate swaps achieved the original objectives of converting certain variable rate debt to effectively fixed rate obligations, certain technical documentation requirements for hedge accounting under Financial Accounting Standards Board (FAS) Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations were not met.

Historically, the Company treated these interest rate swaps as embedded derivatives (part of debt agreements) and did not separately record these derivatives as assets/liabilities in the consolidated balance sheets.  As a result, the Company disclosed the variable rate borrowings as fixed rate obligations as if they were altered by the interest rate swaps.  Since these derivatives do not qualify for hedge accounting, the changes in the fair value of the derivatives must be recorded in the Company’s income statement as an income/expense in the period that such changes occurred.  These non-cash fair value adjustments have the effect of decreasing net income for periods prior to January 1, 2002 by approximately $384,000, decreasing net income by approximately $531,000 for the year ended December 31, 2002, increasing net income by approximately $390,000 for the year ended December 31, 2003 and increasing net income for the nine months ended September 30, 2004 by approximately $249,000.  There is no effect on historical or future net cash flows provided by operating activities.

Accordingly, the Company has restated its financial statements as follows:

	As of December 31, 2003
	As Previously Reported	Adjustment	As Restated

Balance Sheet:

Accrued Liabilities and Deposits	$1,988,525	$524,372	$2,512,897
Total Other Liabilities	10,987,761	524,372	11,512,133
Total Liabilities	55,210,436	524,372	55,734,808
Additional Paid-In Capital	36,304,626	(914,845)	35,389,781
Undistributed Income	341,164	390,473	731,637
Total Shareholders’ Equity	39,099,776	(524,372)	38,575,404

	For the Years Ended December 31,
	2003			2002
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Income Statement:

Interest Expense	$3,190,490	$(390,473)	$2,800,017	$3,314,335	$530,909	$3,845,244
Total Expenses	25,719,333	(390,473)	25,328,860	23,576,227	530,909	24,107,136
Income Before Gain on Sales of Investment Property and Equipment	8,071,170	390,473	8,461,643	5,847,666	(530,909)	5,316,757
Net Income	8,127,058	390,473	8,517,531	6,512,212	(530,909)	5,981,303
Net Income Per Share - Basic	1.03	0.05	1.08	0.86	(0.07)	0.79
Net Income Per Share - Diluted	1.02	0.05	1.07	0.85	(0.07)	0.78

Shareholders’ Equity:

Comprehensive Income	9,446,824	390,473	9,837,297	6,959,640	(530,909)	6,428,731

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS - The Company owns and operates twenty-seven manufactured home communities containing approximately 6,200 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Brookview Village	Greenfield Center, New York
Cedarcrest	Vineland, New Jersey
Cranberry Village	Cranberry Township, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
D& R Village	Clifton Park, New York
Fairview Manor	Millville, New Jersey
Forest Park Village	Cranberry Township, Pennsylvania
Heather Highlands	Inkerman, Pennsylvania
Highland Estates	Kutztown, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Memphis Mobile City	Memphis, Tennessee
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Sandy Valley Estates	Magnolia, Ohio
Southwind Village	Jackson, New Jersey
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Spreading Oaks Village	Athens, Ohio
Waterfalls Village	Hamburg, New York
Woodlawn Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Wood Valley	Caledonia, Ohio

Effective April 1, 2001, the Company, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc., (S&F), began to conduct manufactured home sales and the financing of these sales in its communities.  Inherent in the operation of manufactured home communities is site vacancies.  S&F was established to fill these vacancies and potentially enhance the value of the communities.

BASIS OF PRESENTATION – The Company’s subsidiaries are all 100% wholly-owned.  The consolidated financial statements of the Company include all of these subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company does not have a majority or minority interest in any other Company, either consolidated or unconsolidated.

USE OF ESTIMATES –  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the years then ended.  Actual results could differ significantly from these estimates and assumptions.

INVESTMENT PROPERTY AND EQUIPMENT AND DEPRECIATION – Property and equipment are carried at cost.  Depreciation for Sites and Building (15 to 27.5 years) is computed principally on the straight-line method over the estimated useful lives of the assets.  Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles (3 to 27.5 years) is computed principally on the straight-line method.  Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites or Site Improvements.  Interest Expense pertaining to Land Development Costs are capitalized.  Maintenance and Repairs are charged to income as incurred and improvements are capitalized.  The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s results of operations.  If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property’s current carrying value.  If a property is determined to be impaired, it will be recorded at fair value.

UNAMORTIZED FINANCING COSTS – Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized over the term of the related obligations.  Unamortized costs are charged to expense upon prepayment of the obligation.

CASH AND CASH EQUIVALENTS – Cash and cash equivalents include bank repurchase agreements with maturities of 90 days or less.

SECURITIES AVAILABLE FOR SALE – The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market or through dividend reinvestment plans.  These securities are classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value.  Any impairment is charged to earnings and a new cost basis for the security established.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows.  The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt.  The Company does not enter into derivative instruments for speculative purposes.  The Company has entered into five interest rate swap agreements.

The interest rate swap agreements have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 12/31/2004

Cranberry Village	8/1/2008	LIBOR + 1.65%	5.17%	$2,160,680
Fairview Manor	7/27/2007	LIBOR + 1.55%	6.39%	3,752,822
Forest Park Village	8/1/2008	LIBOR + 1.65%	5.17%	3,457,088
Laurel Woods	10/10/2006	LIBOR + 1.55%	6.38%	1,603,622
Various	11/19/2009	LIBOR + 1.75%	5.82%	14,889,786
				$25,863,998

Each of the Company's interest rate swaps is based upon 30-day LIBOR.  The scheduled maturity dates, payment dates and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgages.

These interest rate swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities”, as amended and, therefore, resulted in all fair value adjustments to the carrying value of the derivatives being recorded as a component of current period earnings.  The Company has recorded as a deduction from interest expense, non-cash fair value adjustments of $221,563 and $390,473 for the years ended December 31, 2004 and 2003, respectively, and as an increase to interest expense, a non-cash fair value adjustment of $530,909 for the year ended December 31, 2002, based upon the change in fair value of the Company’s interest rate swaps.  The recorded liability at December 31, 2004 and 2003 amounted to $302,809 and $524,372, respectively.  These non-cash valuation adjustments will only be settled for cash if the Company terminates the swaps prior to maturity.

The Company also invests in futures contracts of ten-year treasury notes to reduce exposure of the debt securities portfolio to market rate fluctuations.  These futures contracts do not qualify for hedge accounting under SFAS No. 133.  The contracts are marked-to-market and the unrealized gain or loss is recorded in the income statement in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  Gain or loss on settled futures contracts are also recorded as a component of gain on securities transactions, net.

INVENTORY OF MANUFACTURED HOMES - Inventory of manufactured homes is valued at the lower of cost or market value and is determined by the specific identification method.  All inventory is considered finished goods.

NOTES AND OTHER RECEIVABLES – The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly.  Interest rates on these loans range from 4% to 13.5%.  Maturity is approximately 15 years.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements.  The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  At December 31, 2004 and 2003, the reserve for uncollectible notes receivables was $650,241 and $485,900, respectively.  The provision for uncollectible notes receivables was $218,279 and $274,618, respectively.  Charge-offs for the years ended December 31, 2004, 2003 and 2002 amounted to $53,938, $21,218 and $-0-, respectively.

REVENUE RECOGNITION – The Company derives its income primarily from the rental of manufactured home sites.  The Company also owns approximately 500 rental units which are rented to residents.  Rental and related income is recognized on the accrual basis.

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

NET INCOME PER SHARE – Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (8,598,686, 7,858,888 and 7,600,266 in 2004, 2003 and 2002, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (8,676,485, 7,942,459 and 7,677,200 in 2004, 2003 and 2002, respectively) (See Note 6).  Options in the amount of 77,799, 83,571 and 76,934 for 2004, 2003, and 2002, respectively, are included in the diluted weighted average shares outstanding.

STOCK OPTION PLANS – Prior to January 1, 2003 the Company’s stock option plans were accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  As such, compensation expense was recorded on the date of grant only if the current market price on the underlying stock exceeded the exercise price.  Included in Note 6 to these Consolidated Financial Statements are the assumptions and methodology for the pro forma disclosures required by SFAS No. 123, detailed below which assumes the fair value based method of accounting had been adopted for all periods presented.

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148. “Accounting for Stock Based Compensation, Transition and Disclosure”, compensation costs of $112,502 and $27,653 have been recognized in 2004 and 2003, respectively as follows:

	2004	2003	2002
		Restated

Net income prior to compensation expense	$8,314,251	$8,545,184	$5,981,303
Stock based compensation expense	112,502	27,653	-0-
Net income as reported	8,201,749	8,517,531	5,981,303
Compensation expenses if the fair value method had been applied to grants in 2002	-0-	8,815	45,036

Net Income Pro forma	$8,201,749	$8,508,716	$5,936,267

Net Income Per Share – As Reported Basic	$ .95	$ 1.08	$ .79
Diluted	.95	1.07	.78

Net Income Per Share – Pro Forma Basic	$ .95	$ 1.08	$ .78
Diluted	.95	1.07	.77

TREASURY STOCK – Treasury stock is accounted for under the cost method.

COMPREHENSIVE INCOME – Comprehensive income is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes items that are otherwise recorded directly in equity, such as changes in unrealized gains or losses on securities available for sale.  Comprehensive income is presented in the consolidated statements of shareholders’ equity.

RECLASSIFICATION – Certain amounts in the financial statements for the prior years have been reclassified to conform to the statement presentation for the current year.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On March 1, 2004, the Company acquired Bishop’s Mobile Home Court and Whispering Pines Community, in Somerset Township, Pennsylvania for a purchase price of approximately $3,500,000.  Bishop’s Mobile Home Court is an existing family community consisting of 124 sites, located next to Whispering Pines Community, a 55-and-older community consisting of 15 existing home sites and an additional 60 acres for expansion.  The Company has renamed Bishop’s Mobile Home Court as Somerset Estates.

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

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2004	December 31, 2003

Site and Land Improvements	$ 32,084,011	$30,001,381
Buildings and Improvements	1,785,306	1,688,413
Rental Homes and Accessories	2,983,572	2,768,670
Equipment and Vehicles	3,709,565	3,202,229

Total Accumulated Depreciation	$ 40,562,454	$37,660,693

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a listing of securities available for sale at December 31, 2004:

	Series	Interest Rate	Number of Shares	Cost	Estimated Market Value

Debt Securities:

Monmouth Capital Corporation Convertible Subordinated Debentures *		8%	1,000,000	$1,000,000	$1,068,355
Sizeler Property Investors, Inc. Convertible Subordinated Debentures		9%	2,300,000	2,241,198	2,420,750
Total Debt Securities				3,241,198	3,489,105

Equity Securities:

Preferred Stock:

Alexandria Real Estate Equities, Inc.	B	9.1%	4,000	100,000	108,000
Apartment Investment & Management Co.	G	9.375%	9,500	216,605	259,730
Apartment Investment & Management Co.	R	10%	12,000	308,325	319,560
Apartment Investment & Management Co.	T	8%	10,000	250,000	254,100
Ashford Hospitality Trust Inc.	A	8.55%	4,000	100,000	103,200
Brandywine Realty Trust	D	7.375%	4,000	100,000	100,600
BRE Properties, Inc.	C	6.75%	6,000	150,000	150,120
CarrAmerica Realty Corporation	E	7.5%	6,000	150,000	159,360
CBL & Associates Properties, Inc.	C	7.75%	6,000	150,000	157,680
Cousins Properties, Inc.	A	7.75%	1,000	26,350	26,150
Corporate Office Properties Trust	H	7.5%	5,000	125,000	127,500
Developers Diversified Realty Corporation	F	8.6%	4,000	100,000	107,320
Developers Diversified Realty Corporation	H	7.375%	23,000	575,000	595,930
Developers Diversified Realty Corporation	I	7.5%	4,000	100,000	103,600
Duke Realty Corporation	J	6.625%	4,000	100,000	104,800
Duke Realty Corporation	K	6.5%	4,000	100,000	101,200
Equity Inns, Inc.	B	8.75%	30,000	750,000	786,000
Equity Residential	C	9.125%	8,000	219,000	215,120
Equity Residential	N	6.48%	3,000	74,462	76,407
Federal Realty Investment Trust	B	8.5%	4,000	99,680	108,520
Felcor Lodging Trust Incorporated	A	$1.95	39,600	850,193	1,004,256
Felcor Lodging Trust Incorporated	B	9%	43,200	952,376	1,099,873
Glenborough Realty Trust Incorporated	A	7.75%	8,676	163,446	220,370
Health Care Property Investors, Inc.	E	7.25%	10,000	250,000	261,000
Health Care Property Investors, Inc.	F	7.1%	5,000	125,000	126,550
Health Care REIT, Inc.	D	7.875%	8,000	200,000	207,920
Health Care REIT, Inc.	F	7.625%	4,000	100,000	101,000
Highwoods Properties, Inc.	B	8%	4,000	96,480	101,240
Highwoods Properties, Inc.	D	8%	1,000	22,320	25,170
Host Marriott Corporation	C	10%	3,000	79,200	79,110
Host Marriott Corporation	E	8.875%	4,000	100,000	110,280
HRPT Properties Trust	A	9.875%	47,500	1,201,247	1,284,875

	Series	Interest Rate	Number of Shares	Cost	Estimated Market Value

HRPT Properties Trust	B	8.75%	17,000	425,130	469,540
iStar Financial Inc.	E	7.875%	18,000	450,005	469,800
Kramont Realty Trust	B-1	9.75%	4,100	83,992	135,218
Kramont Realty Trust	E	8.25%	8,000	200,000	201,200
LaSalle Hotel Properties	A	10.25%	12,000	306,835	328,800
Lexington Corporate Properties Trust	B	8.05%	20,000	500,000	526,200
LTC Properties, Inc.	F	8%	6,000	150,000	158,100
Maguire Properties, Inc.	A	7.625%	5,000	125,000	128,000
Mid-America Apartment Communities, Inc.	H	8.3%	24,000	610,800	624,000
Omega Healthcare Investors, Inc.	D	8.375%	5,000	125,000	132,000
Pennsylvania Real Estate Investment Trust	A	11%	19,000	713,337	1,149,500
ProLogis	G	6.75%	3,000	75,000	75,690
PS Business Parks, Inc.	D	9.5%	2,000	50,900	53,640
PS Business Parks, Inc.	F	8.75%	4,000	100,000	107,000
Public Storage, Inc.	W	6.5%	6,000	150,000	151,020
Sizeler Property Investors, Inc.	B	9.75%	1,000	25,000	26,750
SL Green Realty Corporation	C	7.625%	5,000	125,000	128,000
SNH Capital Trust I		10.125%	6,800	174,771	181,220
United Dominion Realty Trust	B	8.6%	1,000	19,120	26,950
Total Preferred Stock				12,344,574	13,659,169

Common Stock:

Equity Lifestyle Properties, Inc.			3,000	99,260	107,250
Fleetwood Enterprises			200,000	2,129,472	2,692,000
Getty Realty Corp.			8,000	180,304	229,840
Mission West Properties, Inc.			10,000	106,500	106,400
Monmouth Capital Corporation *			85,692	299,570	549,285
New Plan Excel Realty Trust			25,000	474,997	677,000
Pennsylvania Real Estate Investment Trust			2,871	71,131	122,879
Sizeler Property Investors, Inc.			155,000	1,399,397	1,825,900
Sun Communities, Inc.			9,000	331,730	362,250
Total Common Stock				5,092,361	6,672,804
Total Equity Securities				17,436,935	20,331,973
Total Securities Available for Sale				$20,678,133	$23,821,078

*

Related entity – See Note 8.

The following is a listing of securities available for sale at December 31, 2003:

	Series	Interest Rate	Number of Shares	Cost	Estimated Market Value

Debt Securities:

Monmouth Capital Corporation Convertible Subordinated Debentures *		8.000%	1,000,000	$1,000,000	$1,000,000
Sizeler Property Investors, Inc. Convertible Subordinated Debentures		9.000%	2,300,000	2,241,198	2,438,000
Total Debt Securities				3,241,198	3,438,000

Equity Securities:

Preferred Stock:

Alexandria Real Estate Equities, Inc.	A	9.500%	3,000	67,040	77,340
Alexandria Real Estate Equities, Inc.	B	9.100%	4,000	100,000	112,400
Apartment Investment & Management Co.	G	9.375%	9,500	216,605	257,070
Apartment Investment & Management Co.	R	10.000%	13,500	345,825	366,795
Apartment Investment & Management Co.	T	8.000%	16,000	400,000	413,280
Archstone-Smith Operating Trust	D	8.750%	7,000	165,860	181,160
CarrAmerica Realty Corporation	E	7.500%	8,000	200,000	212,800
CBL & Associates Properties, Inc.	B	8.750%	3,000	152,245	164,400
CBL & Associates Properties, Inc.	C	7.750%	8,000	200,000	216,800
Cousins Properties, Inc.	A	7.750%	1,000	26,350	27,250
Corporate Office Properties Trust	E	10.250%	3,000	78,120	81,120
Corporate Office Properties Trust	H	7.500%	10,000	250,000	255,975
Developers Diversified Realty Corporation	F	8.600%	4,000	100,000	106,800
Developers Diversified Realty Corporation	H	7.375%	25,000	625,000	649,500
Duke Realty Corporation	J	6.625%	4,000	100,000	102,520
Equity Inns, Inc.	B	8.750%	30,000	750,000	815,700
Equity Residential	C	9.125%	10,000	261,150	277,300
Equity Residential	N	6.480%	3,000	74,430	74,430
Federal Realty Investment Trust	B	8.500%	4,000	99,680	110,000
Felcor Lodging Trust Incorporated	A	$1.95	14,000	233,495	338,520
Felcor Lodging Trust Incorporated	B	9.000%	43,200	952,376	1,082,592
Glenborough Realty Trust Incorporated	A	7.750%	12,700	225,104	312,801
Glimcher Realty Trust	B	9.250%	9,500	177,865	240,825
Health Care Property Investors, Inc.	E	7.250%	11,000	275,000	286,000
Health Care Property Investors, Inc.	F	7.100%	11,000	275,000	280,500
Health Care REIT, Inc.	D	7.875%	10,000	250,000	267,200
Highwoods Properties, Inc.	B	8.000%	4,000	96,480	100,240
Highwoods Properties, Inc.	D	8.000%	1,000	22,320	25,260
Hospitality Properties Trust	A	9.500%	19,000	391,002	492,100
Host Marriott Corporation	C	10.000%	3,000	79,200	81,780
HRPT Properties Trust	A	9.875%	47,500	1,201,247	1,327,150
HRPT Properties Trust	B	8.750%	17,000	425,130	473,450

	Series	Interest Rate	Number of Shares	Cost	Estimated Market Value

Innkeepers USA Trust	A	8.625%	33,000	655,173	828,300
iStar Financial Inc.	E	7.875%	20,000	500,006	518,000
Kramont Realty Trust	B-1	9.750%	4,100	83,992	123,410
Kramont Realty Trust	D	8.250%	35,000	642,630	885,500
Kramont Realty Trust	E	8.250%	10,000	250,000	250,000
LaSalle Hotel Properties	A	10.250%	12,000	306,835	342,600
Lexington Corporate Properties Trust	B	8.050%	20,000	500,000	535,000
Mid-America Apartment Communities, Inc.	H	8.300%	25,000	636,250	653,000
The Mills Corporation	B	9.000%	4,000	101,974	109,760
Pennsylvania Real Estate Investment Trust	A	11.000%	19,000	713,337	1,154,250
ProLogis	G	6.750%	8,000	200,000	200,000
PS Business Parks, Inc.	D	9.500%	2,000	50,900	54,160
PS Business Parks, Inc.	F	8.750%	4,000	100,000	107,440
Public Storage, Inc.	W	6.500%	6,000	150,000	151,740
Reckson Associates Realty Corporation	A	7.625%	1,000	22,630	25,250
Sizeler Property Investors, Inc.	B	9.750%	1,000	25,000	28,500
SL Green Realty Corporation	C	7.625%	10,000	250,000	257,500
SNH Capital Trust I		10.125%	6,800	174,771	186,320
United Dominion Realty Trust	B	8.600%	1,000	19,120	27,400
Total Preferred Stock				14,199,142	16,249,188

Common Stock:

Archstone-Smith Operating Trust			4,000	93,382	112,103
BNP Residential Properties, Inc.			14,000	161,700	162,540
Fleetwood Enterprises			92,000	705,414	943,920
Getty Realty Corp.			5,000	91,238	130,750
Health Care REIT, Inc.			500	14,000	18,000
HRPT Properties Trust			20,000	163,530	201,800
Maguire Properties, Inc.			5,000	95,000	121,500
Monmouth Capital Corporation *			78,910	260,161	519,225
Monmouth Real Estate Investment Corporation *			745,250	4,532,874	6,476,218
New Plan Excel Realty Trust			25,000	474,997	616,750
Pennsylvania Real Estate Investment Trust			2,871	71,131	104,217
Reckson Associates Realty Corporation			1,000	20,183	24,300
Regency Centers Corporation			7,000	227,920	278,950
Sizeler Property Investors, Inc.			155,000	1,399,396	1,660,050
Sun Communities, Inc.			1,000	36,750	38,700
Total Common Stock				8,347,676	11,409,023
Total Equity Securities				22,546,818	27,658,211
Total Securities Available for Sale				$25,788,016	$31,096,211

*

Related entity – See Note 8.

The Company has four securities that had unrealized losses amounting to $4,270, which was less than 1% of the original cost of these securities.  The unrealized losses on these securities have existed for less than twelve months.  Management does not consider these securities to be other than temporarily impaired.  There were no gross unrealized losses at December 31, 2003.

During the years ended December 31, 2004, 2003 and 2002, the Company received proceeds of $13,614,710, $14,235,357 and $3,735,533, on sales or redemptions of securities available for sale, respectively.  The Company recorded the following Gain on Securities Transactions, net:

	2004	2003	2002
		Restated

Gross realized gains	$ 2,709,010	$2,757,737	$ 823,573
Gross realized losses	(8,601)	(59,013)	(28,623)
Net loss on closed futures contracts	(243,360)	-0-	-0-
Unrealized gain on open futures contracts	8,438	-0-	-0-
Total Gain on Securities Transactions, net	$ 2,465,487	$ 2,698,724	$ 794,950

During December 2004, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2004 was a gain of $8,438 and is included in gain on securities transactions, net.

During 2004, the Company recorded a realized loss of $243,360 on settled futures contracts, which is included in gain on securities transactions, net.

Dividend income for the years ended December 31, 2004, 2003 and 2002 amounted to $1,610,436, $2,342,095 and $2,376,286 respectively.  Interest income for the years ended December 31, 2004, 2003 and 2002 amounted to $1,232,087 $918,166 and $490,856, respectively.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

LOANS PAYABLE

The Company purchases securities on margin.  The margin loan interest rate at December 31, 2004 and 2003 was 4% and 2.75%, respectively and is due on demand.  There were no amounts outstanding on the margin loan at December 31, 2004.  At December 31, 2003, the margin loan amounted to $6,747,818, and was secured by investment securities, held by third party brokers, with a market value of $31,096,211.

The Company has a $2,000,000 revolving credit agreement with GE Commercial Distribution Finance Corporation (GE) (formerly Transamerica Commercial Finance Corporation) to finance inventory purchases.  The interest rates range from prime (with a minimum of 6%) for each advance to prime plus 2% after one year.  This agreement originally terminated April 25, 2003, but automatically renews on an annual basis.  Advances under this line of credit are secured by the manufactured homes for which the advances were made.  As of December 31, 2004 and 2003, the amount outstanding with GE was $761,800 and $1,074,550, respectively.

The Company also has miscellaneous loans payable for equipment and vehicles totaling $14,003 and $18,594, at December 31, 2004 and 2003, respectively.

UNSECURED LINES OF CREDIT

The Company has a $2,000,000 unsecured line of credit with Bank of America (formerly Fleet Bank), none of which was utilized at December 31, 2004.  The interest rate on this line of credit is prime.  This line of credit expires on August 15, 2006.

In June 2004, the Company received a line of credit from PNC Bank.  The amount of the facility was $15,000,000 and matures on April 15, 2007.  The interest rate charged on the new line is the Bank's prime rate.  The interest rate as of December 31, 2004 was 4.50%.  This line was not utilized at December 31, 2004.

MORTGAGES PAYABLE

The following is a summary of mortgages payable:

	At December 31, 2004		Balance at December 31,
Property	Due Date	Interest Rate	2004	2003

Allentown	12/01/11	6.36%	$5,472,199	$5,576,541
Cranberry Village	08/01/08	LIBOR + 1.65%	2,160,680	2,242,222
D & R Village	05/01/08	4.625%	2,892,452	3,044,969
Fairview Manor	07/27/07	LIBOR + 1.55%	3,752,822	3,859,421
Forest Park Village	08/01/08	LIBOR + 1.65%	3,457,088	3,587,554
Heather Highlands	08/28/18	Prime + 1/2%	3,265,441	3,439,939
Laurel Woods	10/10/06	LIBOR + 1.55%	1,603,622	1,649,128
Port Royal Village	04/01/12	7.36%	5,232,375	5,282,636
Sandy Valley	03/01/09	4.75%	3,353,203	3,495,890
Somerset Estates/Whispering Pines	02/26/19	5.25%	1,924,285	-0-
Waterfalls Village	01/01/08	4.625%	2,497,290	2,632,734
Various (4 properties)	11/19/09	LIBOR + 1.75%	14,889,786	9,411,641

TOTAL MORTGAGES	PAYABLE		$50,501,243	$44,222,675

At December 31, 2004 and 2003, mortgages are collateralized by real property with a carrying value of $52,317,883 and $47,105,448, respectively, before accumulated depreciation and amortization.  Interest costs amounting to $210,000, $145,800 and $162,600 were capitalized during 2004, 2003 and 2002, respectively, in connection with the Company’s expansion program.

RECENT FINANCING

Effective January 1, 2003, the Company extended the Waterfalls Village mortgage for an additional five years.  The interest rate was reset to a fixed rate of 4.625%.

Effective May 1, 2003, the Company extended the D&R Village mortgage for an additional five years.  The interest rate was reset to a fixed rate of  4.625%.

On August 28, 2003, the Company obtained a $3,500,000 mortgage loan with First National Community Bank, located in Dunmore, PA.  This mortgage payable is due on August 28, 2018 with an interest rate of prime plus ½% (with a minimum rate of 4 ½ % and a maximum rate of 7 ¼%), for the first seven years.  Effective August 28, 2010, the interest rate will be prime plus 1% (but not more than 3% greater than the prime rate on August 28, 2010).  This loan is secured by Heather Highlands Mobile Home Park in Pittston, PA.

Effective October 1, 2003, the Company extended the Cranberry Village mortgage and the Forest Park Village mortgage with Wachovia Bank to August 1, 2008.  The interest rate was reset to LIBOR plus 1.65% effective August 5, 2004.  The Company simultaneously entered into an interest rate swap agreements with Wachovia Bank whereby Wachovia Bank will pay the Company LIBOR plus 1.65% and the Company will pay Wachovia Bank 5.17% of the amounts outstanding on the mortgages, effectively fixing the interest rate on these mortgages at 5.17%.  In accordance with SFAS No. 133, these interest rate swaps were reflected at fair value at December 31, 2004.

On February 26, 2004, the Company obtained a $2,000,000 mortgage loan with Somerset Trust Company, located in Somerset, PA, for the acquisition of Somerset Estates/Whispering Pines.  This mortgage payable is due on February 26, 2019 with interest at a fixed rate of 5.25% until February 26, 2007.   Thereafter, the interest rate is recalculated and adjusted every three years based on the three-year US Treasury rate plus 3.25%.

Effective March 1, 2004, the Company extended the Sandy Valley mortgage for an additional five years.  The interest rate was reset to a fixed rate of  4.75%.

On November 19, 2004, the Company refinanced and increased its mortgage loan with Bank of America.  This new $15,000,000 mortgage loan is secured by four properties, Cedarcrest, Oxford Village, Southwind Village and Woodlawn Village, and is due on November 19, 2009 with interest at LIBOR plus 1.75%.  The Company simultaneously entered into an interest rate swap agreement with Bank of America whereby Bank of America will pay the Company LIBOR and the Company will pay Bank of America 4.07% of the amount outstanding on the mortgage, effectively fixing the interest rate on this mortgage at 5.82%.  In accordance with SFAS No. 133, this interest rate swap was reflected at fair value at December 31, 2004.

The aggregate principal payments of all mortgages payable are scheduled as follows:

2005	$1,804,366
2006	3,394,635
2007	5,322,882
2008	10,459,339
2009	15,950,561
Thereafter	13,569,460

Total	$50,501,243

NOTE 6 – EMPLOYEE STOCK OPTIONS

On August 14, 2003, the shareholders approved and ratified the Company’s 2003 Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  All options are exercisable one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  If options granted under the 2003 Plan expire or terminate for any reason without having been exercised in full, the Shares subject to, but not delivered under, such options shall become available for additional option grants under the 2003 Plan.  This Plan replaced the Company’s 1994 Stock Option Plan which, pursuant to its terms, terminated December 31, 2003.  The outstanding options under this plan remain outstanding until exercised, forfeited or expired.

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  During the year ended December 31, 2004, ten employees were granted options to purchase a total of 66,000 shares.  The fair value of those options was approximately $84,000 based on assumptions noted below and is being amortized over the 1-year vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2004	2003	2002

Dividend yield	6.06%	6.14%	6.75%
Expected volatility	19%	19%	13%
Risk-free interest rate	3.89%	3.91%	3.40%
Expected lives	8	8	8

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended are as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	306,000	$11.17	388,000	$10.28	440,200	$10.44
Granted	66,000	15.16	64,000	15.75	68,000	12.73
Exercised	(21,000)	8.84	(115,000)	10.31	(39,700)	10.59
Expired	(2,000)	15.00	(31,000)	12.66	(80,500)	13.06
Outstanding at end of year	349,000	12.04	306,000	11.17	388,000	10.28
Options exercisable at end of year	283,000		242,000		320,000
Weighted-average fair value of options granted during the year		1.27		1.30		.35

The following is a summary of stock options outstanding as of December 31, 2004:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

01/05/95	2	75,000		8.25	01/05/05
01/06/00	1	25,000		9.0625	01/06/05
07/17/00	3	12,000		8.50	07/17/05
01/02/01	1	25,000		10.3125	01/02/06
10/04/01	5	24,000		10.60	10/04/09
01/04/02	1	25,000		12.95	01/04/10
06/20/02	10	35,000		12.60	06/20/10
08/18/03	1	25,000		16.92	08/18/11
08/25/03	9	37,000		15.00	08/25/11
01/16/04	1	25,000	*	18.62	01/16/12
07/06/04	9	41,000	*	13.05	07/06/12

		349,000

* Unexercisable

During the year ended December 31, 2004, four employees exercised their stock options and purchased 21,000 shares for a total of $185,725.  Additionally, a stock option for 2,000 shares expired without being exercised.

As of December 31, 2004, there were 1,372,000 shares available for grant under the 2003 plan.

NOTE 7 – 401(k) PLAN

Any full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company’s 401(k) Plan (Plan).  Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $13,000, annually adjusted) and have it contributed to the Plan.  Employer contributions to the Plan are at the discretion of the Company.  During 2004, 2003 and 2002, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary.  This amounted to $50,501, $37,961 and $42,411 in 2004, 2003 and 2002, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

The Company operates as part of a group of three public companies (all REITs) which includes the Company, Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC), (collectively the affiliated companies).   Some general and administrative expenses are allocated between the affiliated companies based on use or services provided.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company.

There are two Directors of the Company who are also Directors and shareholders of MREIC and there are four Directors of the Company who are also Directors and shareholders of MCC.

TRANSACTIONS WITH MONMOUTH REAL ESTATE INVESTMENT CORPORATION

The Company had purchased shares of MREIC common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4).  During 2004 and 2003, the Company sold in the open market 745,250 and 50,000 shares, respectively of MREIC and recorded a gain on sale of $1,499,332 and $131,727, respectively.

TRANSACTIONS WITH MONMOUTH CAPITAL CORPORATION AND SUBSIDIARY

The Company had purchased shares of MCC common stock primarily through its Dividend Reinvestment and Stock Purchase Plan (See Note 4).

During 2004, 2003 and 2002, the Company purchased from MCC at its cost, 3, 4, and 2 homes, respectively totaling $64,824, $78,195, and $43,181, respectively to be used as rental homes.

During 2004 and 2003, the Company financed/refinanced certain loans on sales made by MCC to third parties.  These loans are secured by manufactured homes.  The total amount financed amounted to $70,150 and $307,746 during 2004 and 2003, respectively.

On October 23, 2003, the Company invested $1,000,000 in the Convertible Debenture Private Placement Offering of MCC (the MCC Debenture).  The MCC Debenture pays interest at

8% and is convertible into 166,667 shares of Common Stock of MCC at any time prior to redemption or maturity.  The MCC debenture is due in 2013.

SALARY, DIRECTORS’, MANAGEMENT AND LEGAL FEES

During the years ended December 31, 2004, 2003, and 2002, salary, Directors’ fees, legal fees and fringe benefits to Mr. Eugene W. Landy and the law firm of Landy & Landy amounted to $194,430, $185,776 and $167,276,  respectively.

OTHER MATTERS

The Company has employment agreements with certain executive officers, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits.  The Company has accrued these benefits on a present value basis over the terms of the agreements.   Amounts accrued under these agreements were $747,058 and $780,058 at December 31, 2004 and 2003, respectively.

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

NOTE 9 – DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

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

Amounts received, including dividends reinvested of $1,890,667, $1,744,096, and $1,654,949 respectively, and shares issued in connection with the DRIP for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Amounts Received/Dividends
Reinvested	$12,043,926	$5,729,083	$1,654,949
Number of Share Issued	682,950	378,380	135,418

NOTE 10 – DISTRIBUTIONS

The following gross distributions, including dividends reinvested, were paid to shareholders during the three years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$1,923,506	$.2325	$1,710,236	$ .2225	$1,602,746	$.2125
June 30	1,999,225.2350		1,742,618.2250		1,705,309.2150
September 30	2,075,265.2375		1,797,855.2275		1,581,064.2175
December 31	2,151,317.2400		1,867,392.2300		1,679,176.2200

	$8,149,313	$.9450	$7,118,101	$ .9050	$6,568,295	$.8650

For the years ended December 31, 2004, 2003 and 2002, total distributions paid by the Company amounted to $8,149,313 or $.9450 per share, $7,118,101 or $.9050 per share and $6,568,295 or $.8650 per share respectively.  These amounts do not include the discount on shares purchased through the Company’s Dividend Reinvestment and Stock Purchase Plan.

NOTE 11 – FEDERAL INCOME TAXES

The Company elected to be taxed as a REIT.  As the Company has distributed all of its income currently, no provision has been made for Federal income or excise taxes for the years ended December 31, 2004, 2003 and 2002.  For the years ended December 31, 2004 and 2003, S&F has accrued $22,000 and $50,000, respectively in federal and state income taxes which has been included in general and administrative expenses.

NOTE 12 – CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose certain information about fair values of financial instruments, as defined in SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”.

Limitations

Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument.  Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. All of the Company’s securities available for sale have quoted market prices.  However, for a portion of the Company's other financial instruments, no quoted market value exists.  Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management).  Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors.  Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model.  Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

    The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.    For 2004, the fair and carrying values of fixed rate mortgages payable amounted to $21,326,522 and $21,371,804 respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms. For 2003, the fair and carrying value of fixed rate mortgages payable amounted to $29,833,494 and $29,444,411, respectively.

NOTE 14 – SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

Cash paid during the years ended December 31, 2004, 2003 and 2002 for interest was $2,961,315, $3,336,290, and $3,476,935, respectively.

During the years ended December 31, 2004, 2003 and 2002, land development costs of $470,760, $894,057 and $697,627, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2004, 2003 and 2002, the Company had dividend reinvestments of $1,890,667, $1,744,096, and  $1,654,949, respectively which required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

	2004	2003	2002
Unrealized holding gains arising during the year	$535,159	$4,018,490	$1,242,378
Less: reclassification adjustment for gains realized in income	(2,700,409)	(2,698,724)	(794,950)

Net unrealized holding (loss) gain	$(2,165,250)	$1,319,766	$447,428

UNITED MOBILE HOMES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Column A	Column B		Column C		Column D
			Initial Cost
Description	Encumbrances		Land	Site, Land & Building Improvements	Capitalization Subsequent to Acquisition

Memphis, TN	$5,472,199		$250,000	$2,569,101	$1,324,606
Greenfield Ctr, NY	-0-		37,500	232,547	2,354,642
Vineland, NJ		(1)	320,000	1,866,323	926,391
Duncansville, PA	-0-		60,774	378,093	588,947
Cranberry Twp, PA	2,160,680		181,930	1,922,931	303,017
Clifton Park, NY	2,892,452		391,724	704,021	1,320,717
Apollo, PA	-0-		670,000	1,336,600	875,341
Cranberry Twp, PA	3,457,088		75,000	977,225	1,168,021
Millville, NJ	3,752,822		216,000	1,166,517	4,651,228
Kutztown, PA	-0-		145,000	1,695,041	4,716,328
Inkerman, PA	3,265,441		572,500	2,151,569	2,784,728
Monticello, NY	-0-		235,600	1,402,572	2,081,564
Navarre, OH	-0-		290,000	1,457,673	920,604
Cresson, PA	1,603,622		432,700	2,070,426	421,112
Memphis, TN	-0-		78,435	810,477	1,446,784
West Grove, PA		(1)	175,000	990,515	979,489
Carlisle, PA	-0-		37,540	198,321	1,158,547
Belle Vernon, PA	5,232,375		150,000	2,491,796	3,239,170
Marion, OH	-0-		236,000	785,293	2,530,127
Somerset, PA	1,924,285		1,485,000	2,050,400	136,131
Athens, OH	-0-		67,000	1,326,800	341,349
Magnolia, OH	3,353,203		270,000	1,941,430	2,124,821
Jackson, NJ		(1)	100,095	602,820	1,439,833
Hamburg, NY	2,497,290		424,000	3,812,000	482,592
West Monroe, NY	-0-		77,000	841,000	317,997
Eatontown, NJ		(1)	157,421	280,749	216,834
Caledonia, OH	-0-		260,000	1,753,206	762,964
	35,611,457		$7,396,219	$37,815,446	$39,613,884
Various	14,889,786	(1)
	$50,501,243

(1)  Represents one mortgage note payable secured by four properties.

UNITED MOBILE HOMES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Column A	Column E (2) (3)			Column F (2)
	Gross Amount at Which Carried at 12/31/04
Description	Land	Site, Land & Building Improvements	Total	Accumulated Depreciation

Memphis, TN	$250,000	$3,893,707	$4,143,707	$3,042,623
Greenfield Ctr, NY	122,865	2,501,824	2,624,689	1,235,452
Vineland, NJ	408,206	2,704,508	3,112,714	2,082,119
Duncansville, PA	60,774	967,040	1,027,814	608,982
Cranberry Twp, PA	181,930	2,225,948	2,407,878	1,932,511
Clifton Park, NY	391,724	2,024,738	2,416,462	1,100,265
Apollo, PA	670,000	2,211,941	2,881,941	709,703
Cranberry Twp, PA	75,000	2,145,246	2,220,246	1,792,728
Millville, NJ	631,137	5,402,608	6,033,745	2,132,548
Kutztown, PA	404,239	6,152,130	6,556,369	1,933,945
Inkerman, PA	572,500	4,936,297	5,508,797	1,814,620
Monticello, NY	318,472	3,401,264	3,719,736	1,584,422
Navarre, OH	290,000	2,378,277	2,668,277	1,283,152
Cresson, PA	432,700	2,491,538	2,924,238	269,722
Memphis, TN	78,435	2,257,261	2,335,696	1,370,747
West Grove, PA	175,000	1,970,004	2,145,004	1,519,377
Carlisle, PA	145,473	1,248,936	1,394,408	778,564
Belle Vernon, PA	150,000	5,730,966	5,880,966	3,386,809
Marion, OH	236,000	3,315,420	3,551,420	1,472,279
Somerset, PA	1,485,000	2,186,531	3,671,531	67,003
Athens, OH	67,000	1,668,149	1,735,149	461,094
Magnolia, OH	270,000	4,066,251	4,336,251	2,548,640
Jackson, NJ	100,095	2,042,653	2,142,748	1,547,508
Hamburg, NY	424,000	4,294,592	4,718,592	1,022,933
West Monroe, NY	77,000	1,158,997	1,235,997	67,612
Eatontown, NJ	135,421	519,583	655,004	387,190
Caledonia, OH	260,000	2,516,170	2,776,170	700,342
	$8,412,970	$76,412,578	$84,825,549	$36,852,889

(2)

See reconciliation.

(3)

The aggregate cost for Federal tax purposes approximates historical cost.

UNITED MOBILE HOMES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Column A	Column G	Column H	Column I

Description	Date of Construction	Date Acquired	Life

Memphis, TN	prior to 1980	1986	3 to 27.5
Greenfield Ctr, NY	prior to 1970	1977	3 to 27.5
Vineland, NJ	1973	1986	3 to 27.5
Duncansville, PA	1961	1979	3 to 27.5
Cranberry Twp, PA	1974	1986	5 to 27.5
Clifton Park, NY	1972	1978	3 to 27.5
Apollo, PA	prior to 1980	1995	5 to 27.5
Cranberry Twp, PA	prior to 1980	1982	3 to 27.5
Millville, NJ	prior to 1980	1985	3 to 27.5
Kutztown, PA	1971	1979	5 to 27.5
Inkerman, PA	1970	1992	5 to 27.5
Monticello, NY	1972	1988	5 to 27.5
Navarre, OH	prior to 1980	1987	5 to 27.5
Cresson, PA	prior to 1980	2001	5 to 27.5
Memphis, TN	1955	1985	3 to 27.5
West Grove, PA	1971	1974	5 to 27.5
Carlisle, PA	1961	1969	3 to 27.5
Belle Vernon, PA	1973	1983	3 to 27.5
Marion, OH	1950	1986	3 to 27.5
Somerset, PA	prior to 1980	1987	5 to 27.5
Athens, OH	prior to 1980	1996	5 to 27.5
Magnolia, OH	prior to 1980	1985	5 to 27.5
Jackson, NJ	1969	1969	3 to 27.5
Hamburg, NY	prior to 1980	1997	5 to 27.5
West Monroe, NY	prior to 1980	2003	5 to 27.5
Eatontown, NJ	1964	1978	3 to 27.5
Caledonia, OH	prior to 1980	1996	5 to 27.5

UNITED MOBILE HOMES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

		/----------FIXED ASSETS-----------/
(2)	Reconciliation:	12/31/04	12/31/03	12/31/02

	Balance – Beginning of Year	$78,488,074	$74,820,899	$73,015,447

	Additions:
	Acquisitions	3,535,400	918,000	-0-
	Improvements	3,420,665	3,220,960	2,952,693
	Depreciation	-0-	-0-	-0-

	Total Additions	6,956,065	4,138,960	2,952,693

	Deletions	618,590	471,785	1,147,241

	Balance – End of Year	$84,825,549	$78,488,074	$74,820,899

	/-----ACCUMULATED DEPRECIATION-----/
Reconciliation:	12/31/04	12/31/03	12/31/02

Balance – Beginning of Year	$34,444,316	$32,073,978	$29,763,492

Additions:
Acquisitions	-0-	-0-	-0-
Improvements	-0-	-0-	-0-
Depreciation	2,632,249	2,494,445	2,433,867

Total Additions	2,632,249	2,494,445	2,433,867

Deletions	223,676	124,107	123,381

Balance – End of Year	$36,852,889	$34,444,316	$32,073,978

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MOBILE HOMES, INC.

BY:  /s/Eugene W. Landy

EUGENE W. LANDY

Chief Executive Officer

Dated:        March 30, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chief Executive Officer and Director	March 30, 2005

/s/Samuel A. Landy SAMUEL A. LANDY	President and Director	March 30, 2005

/s/Anna T. Chew ANNA T. CHEW	Vice President Chief Financial Officer, Treasurer and Director	March 30, 2005

/s/James Mitchell JAMES MITCHELL	Director	March 30, 2005

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 30, 2005

/s/Eugene Rothenberg EUGENE ROTHENBERG	Director	March 30, 2005

/s/Robert G. Sampson ROBERT G. SAMPSON	Director	March 30, 2005