Form 10-K/A
period 2004-12-31
UNITED MOBILE HOMES INC
filed 2005-03-30
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A (Amendment No. 1)

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

Documents Incorporated by Reference:

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K is being filed to correctly file Exhibit No. 23, Consent of KPMG LLP.

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