Form 10-Q
period 2005-03-31
UNITED MOBILE HOMES INC
filed 2005-05-10
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to ___________

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

The number of shares outstanding of issuer's common stock as of May 1, 2005 was 9,378,369 shares.

UNITED MOBILE HOMES, INC.

for the QUARTER ENDED

MARCH 31, 2005

		Page No.
PART I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-10

Item 2 -	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11-15

Item 3 -

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -	Controls and Procedures	15

PART II -	OTHER INFORMATION	16

	SIGNATURES	17

UNITED MOBILE HOMES, INC

 CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	(Unaudited)
	March 31,	December 31,
- ASSETS -	2005	2004
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 8,392,970	$ 8,412,970
Site and Land Improvements	67,401,842	62,948,578
Buildings and Improvements	3,338,828	3,155,347
Rental Homes and Accessories	10,701,875	10,308,654
Total Investment Property	89,835,515	84,825,549
Equipment and Vehicles	5,913,900	5,774,826
Total Investment Property and Equipment	95,749,415	90,600,375
Accumulated Depreciation	(41,336,089)	(40,562,454)
Net Investment Property and Equipment	54,413,326	50,037,921

OTHER ASSETS
Cash and Cash Equivalents	6,466,124	8,774,812
Securities Available for Sale	26,100,197	23,821,078
Inventory of Manufactured Homes	5,090,027	5,190,465
Notes and Other Receivables, net	9,802,050	9,106,302
Unamortized Financing Costs	700,305	758,102
Prepaid Expenses	619,828	667,290
Land Development Costs	1,236,179	4,809,018
Total Other Assets	50,014,710	53,127,067

TOTAL ASSETS	$104,428,036	$103,164,988

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	50,048,463	$ 50,501,243
OTHER LIABILITIES
Accounts Payable	224,510	584,676
Loans Payable	1,014,573	775,803
Accrued Liabilities and Deposits	1,727,557	1,973,277
Tenant Security Deposits	531,772	525,246
Total Other Liabilities	3,498,412	3,859,002
Total Liabilities	53,546,875	54,360,245

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 9,430,030 and 9,261,080 shares issued and 9,336,270 and 9,048,423 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	943,003	926,108
Excess Stock - $.10 par value per share, 3,000,000 shares Authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	48,444,476	45,962,116
Accumulated Other
Comprehensive Income	1,387,243	3,142,945
Undistributed Income	992,685	784,073
Treasury Stock at Cost ( 93,760, and 212,657 shares as of March 31, 2005 and December 31, 2004)	(886,246)	(2,010,499)
Total Shareholders’ Equity	50,881,161	48,804,743

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 104,428,036	$ 103,164,988

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND 2004

	2005	2004
		Restated
REVENUES:
Rental and Related Income	$5,493,754	$5,344,750
Sales of Manufactured Homes	1,619,007	1,542,342
Interest and Dividend Income	768,076	739,827
Gain on Securities Available for Sale Transactions, net	632,608	1,820,354
Other Income	29,973	18,336

Total Revenues		9,465,609

EXPENSES:
Community Operating Expenses	2,771,444	2,459,665
Cost of Sales of Manufactured Homes	1,363,069	1,217,212
Selling Expenses	277,686	345,295
General and Administrative Expenses	678,791	625,289
Interest Expense	116,214	862,541
Depreciation Expense	827,289	770,700
Amortization of Financing Costs	45,120	24,810

Total Expenses	6,079,613	6,305,512

Income before Gain on Sales of Investment Property and Equipment	2,463,805	3,160,097
Loss on Sales of Investment Property and Equipment	(7,556)	(5,259)

Net Income	$2,456,249	$3,154,838

Net Income per Share -
Basic	$ 0.27	$ 0.38
Diluted	$ 0.27	$ 0.38

Weighted Average Shares Outstanding -
Basic	9,213,170	8,256,598
Diluted	9,248,171	8,355,420

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND 2004

	2005	2004
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,456,249	$3,154,838
Non-Cash Adjustments:
Depreciation	827,289	770,700
Amortization of Financing Costs	45,120	24,810
Stock Compensation Expense	18,505	28,427
Gain on Securities Available for Sale Transactions, net	(632,608)	(1,820,354)
Loss on Sales of Investment Property and Equipment	7,556	5,259

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	100,438	172,283
Notes and Other Receivables	(695,748)	(184,263)
Prepaid Expenses	47,462	34,596
Accounts Payable	(360,166)	(364,109)
Accrued Liabilities and Deposits	(245,720)	150,677
Tenant Security Deposits	6,526	(5,245)
Net Cash Provided by Operating Activities	1,574,903	1,967,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	-0-	(3,535,400)
Purchase of Investment Property and Equipment	(1,024,665)	(670,952)
Proceeds from Sales of Assets	93,080	10,350
Additions to Land Development	(705,826)	(240,789)
Purchase of Securities Available for Sale	(5,271,210)	(2,039,284)
Proceeds from Sales of Securities Available for Sale	1,868,997	6,658,093
Net Cash (Used) Provided by Investing Activities	(5,039,624)	182,018

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	238,770	2,000,000
Principal Payments of Mortgages and Loans	(452,780)	(6,177,533)
Refund of Financing Costs (Financing Costs) on Debt	12,677	(107,771)
Proceeds from Issuance of Common Stock	1,957,592	2,809,342
Proceeds from Exercise of Stock Options	1,181,913	-0-
Dividends Paid, net of amount reinvested	(1,782,139)	(1,498,798)
Net Cash Provided (Used) by Financing Activities	1,156,033	(2,974,760)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,308,688)	(825,123)
CASH & CASH EQUIVALENTS – BEGINNING	8,774,812	3,244,871
CASH & CASH EQUIVALENTS – ENDING	$6,466,124	$2,419,748

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 (UNAUDITED)

NOTE 1 – ORGANIZATION, ACCOUNTING POLICY AND FINANCIAL STATEMENT RESTATEMENT

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2004 have been omitted.

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

The following are the restatement adjustments that affect the quarterly financial statements for the three months ended March 31, 2004:

	As Previously Reported	Adjustment	As Restated

Income Statement Data:

Interest Expense	$739,712	$122,829	$862,541
Total Expenses	6,182,683	122,829	6,305,512
Income Before Gain on Sales of Investment Property and Equipment	3,282,926	(122,829)	3,160,097
Net Income	3,277,667	(122,829)	3,154,838
Net Income Per Share - Basic	0.40	(0.02)	0.38
Net Income Per Share - Diluted	0.39	(0.01)	0.38

Employee Stock Options

Prior to January 1, 2003, the Company accounted for its stock option plan under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and the related interpretations.  No stock-based employee compensation was reflected in net income prior to January 1, 2003.  Effective   January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”.  SFAS 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Compensation cost which has been determined consistent with SFAS No. 123, amounted to $18,505 and $28,427 for the three months ended March 31, 2005 and 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2005	2004

Dividend yield	6.30%	6.06%
Expected volatility	19.50%	19%
Risk-free interest rate	3.93%	3.54%
Expected lives	8	8

The weighted-average fair value of options granted during the three months ended March 31, 2005 and 2004 was $1.38 and $1.23, respectively.

During the three months ended March 31, 2005, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

2/1/05	1	6,400	$17.19	2/1/13
2/1/05	1	43,600	15.62	2/1/13

During the three months ended March 31, 2005, four employees exercised their stock options and purchased 128,000 shares for a total of $1,181,913.  Additionally, a stock option for 5,000 shares expired without being exercised.  As of March 31, 2005, there were options outstanding to purchase 266,000 shares and 1,327,000 shares were available for grant under the Company’s 2003 Stock Option Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.   Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 35,001 and 98,822 shares for the three months ended March 31, 2005 and 2004, respectively, are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company’s comprehensive income for the three months ended March 31, 2005 and 2004:

	2005	2004
		Restated

Net Income	$2,456,249	$3,154,838
Decrease in unrealized gain on securities available for sale	(1,755,702)	(1,343,531)
Comprehensive Income	$ 700,547	$1,811,307

NOTE 3 – SECURITIES AVAILABLE FOR SALE

During the three months ended March 31, 2005, the Company sold or redeemed $1,236,389 in securities available for sale, recognizing a gain of $632,608.  On March 30, 2005, the Company invested $5,000,000 in the convertible debenture private placement offering of Monmouth Capital Corporation (MCC), an affiliated company.  The MCC convertible debenture pays interest at 8% and is convertible into 666,667 shares of common stock of MCC at any time prior to redemption or maturity.  The MCC convertible debenture is due 2015.

NOTE 4 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  The notional amount of these contracts amounted to $9,000,000 and $3,400,000 at March 31, 2005 and 2004, respectively.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in accrued liabilities and deposits on the balance sheet.  The fair value of the derivatives at March 31, 2005 and December 31, 2004 was a gain of $82,968 and $8,438, respectively.  During the quarter ended March 31, 2005, the Company recorded a realized gain of $69,458 on settled futures contracts, which is included in gain on securities available for sale transactions, net.

The Company had entered into five interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the quarter ended March 31, 2005 amounted to $545,814 and has been recorded as a deduction from interest expense.  The fair value of these agreements at March 31, 2005 amounted to an asset of $243,005.  See Note 1 for the restatement adjustments for the quarter ended March 31, 2004.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 2005, the Company paid $2,247,637 of which $465,498 was reinvested, as a dividend of $.2425 per share to shareholders of record as of February 15, 2005.  On April 1, 2005, the Company declared a dividend of $.245 per share to be paid on June 15, 2005 to shareholders of record May 16, 2005.

During the three months ended March 31, 2005, the Company received, including dividends reinvested, a total of $2,423,090 from the Dividend Reinvestment and Stock Purchase Plan.  There were 159,847 new shares issued under the Plan.

NOTE 6 – EMPLOYMENT AGREEMENTS

Effective January 1, 2005, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $329,922 for 2005, $346,418 for 2006 and $363,739 for 2007 plus bonuses and customary fringe benefits.  Bonuses are at the discretion of the Board of Directors and are based on certain guidelines.  Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 50,000 shares in each year of the contract.  On severance by the Company, Mr. Samuel Landy is entitled to one year’s salary.  In the event of disability, Mr. Samuel Landy will receive lost wages from a disability insurance policy.

NOTE 7 - CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2005 and 2004 for interest was $737,828 and $780,212, respectively.  Interest cost capitalized to Land Development was $75,800 and $40,500 for the three months ended March 31, 2005 and 2004, respectively.  The change in fair value of the interest rate swap agreements amounted to $545,814 and ($122,829) for the three months ended March 31, 2005 and 2004, respectively.

During the three months ended March 31 2005, land development costs of $4,278,665 were transferred to investment property and equipment and placed in service.

During the three months ended March 31, 2005 and 2004, the Company had dividend reinvestments of $465,498 and $424,708, respectively, which required no cash transfers.

NOTE – RECENT ACCOUNTING PRONOUNCEMENTS

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revision 2004), Share-Based Payment (Statement No. 123R).  The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.  The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Historically, the Company treated these interest rate swaps as embedded derivatives (part of debt agreements) and did not separately record these derivatives as assets/liabilities in the consolidated balance sheets.  As a result, the Company disclosed the variable rate borrowings as fixed rate obligations as if they were altered by the interest rate swaps.  Since these derivatives do not qualify for hedge accounting, the changes in the fair value of the derivatives must be recorded in the Company’s income statement as an income/expense in the period that such changes occurred.  These adjustments had no effect on historical or future net cash flows provided by operating activities.

The following are the restatement adjustments that affect the quarterly financial statements for the three months ended March 31, 2004:

	As Previously Reported	Adjustment	As Restated

Income Statement Data:

Interest Expense	$739,712	$122,829	$862,541
Total Expenses	6,182,683	122,829	6,305,512
Income Before Gain on Sales of Investment Property and Equipment	3,282,926	(122,829)	3,160,097
Net Income	3,277,667	(122,829)	3,154,838
Net Income Per Share - Basic	0.40	(0.02)	0.38
Net Income Per Share - Diluted	0.39	(0.01)	0.38

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2004.

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through, its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  The Company owns twenty-seven communities containing approximately 6,400 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

The Company also holds a portfolio of securities of other REITs with a balance of $26,100,197 at March 31, 2005.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At March 31, 2005, the Company’s portfolio consisted of 51% preferred stocks, 16% common stocks and 33% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

Total revenues decreased by approximately 10% from $9,465,609 for the quarter ended March 31, 2004 to $8,543,418 for the quarter ended March 31, 2005.  This was primarily due to a decrease in gain on securities available for sale, net of $1,187,746.  Total expenses decreased from $6,305,512 for the quarter ended March 31, 2004 to $6,079,613 for the quarter ended March 31, 2005.  This was primarily due a decrease in interest expense of $746,327 primarily due to the change in fair value of the Company’s interest rate swaps.  The decrease in total expenses was partially offset by an increase in community operating expenses of $311,779 primarily due to the purchase of a manufactured community in March 2004 and the completion of certain community expansions in 2005.  These expansions added approximately 200 sites to our communities.

See PART I, Item 1 – Business in the Company’s 2004 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,344,750 for the quarter ended March 31, 2004 to $5,493,754 for the quarter ended March 31, 2005.   This was primarily due to the acquisition of a new community during 2004, expansion of existing communities and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually.   Interest and dividend income remained relatively stable for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.  Gain on securities available for sale transactions amounted to $632,608 and $1,820,354 for the quarters ended March 31, 2005 and 2004, respectively. The Company’s has been taking advantage of the rise in price of the securities portfolio.  Management does not expect to recognize the same level of realized gains on sale of securities in future quarters.

Community operating expenses increased from $2,459,665 for the quarter ended March 31, 2004 to $2,771,444 for the quarter ended March 31, 2005.   This was primarily due to the purchase of a manufactured community in March 2004 and the completion of certain community expansions in 2005.  General and administrative expenses increased from $625,289 for the quarter ended March 31, 2004 to $678,791 for the quarter ended March 31, 2005.   This was primarily due to an increase in personnel costs.   Interest expense decreased from $862,541 for the quarter ended March 31, 2004 to $116,214 for the quarter ended March 31, 2005.    This was primarily due to the change in fair value of the Company’s interest rate swaps.  Cash paid for interest during the three months ended March 31, 2005 and 2004 amounted to $737,828 and $780,212, respectively.   Depreciation expense increased from $770,700 for the quarter ended March 31, 2004 to $827,289 for the quarter ended March 31, 2005.  This was primarily due to the purchase of a manufactured community in March 2004 and the completion of certain community expansions in 2005.  Amortization of financing costs increased from $24,810 for the quarter ended March 31, 2004 to $45,120 for the quarter ended March 31, 2005 primarily due to the refinancing of mortgages during 2004.

Sales of manufactured homes amounted to $1,619,007 and $1,542,342 for the quarters ended March 31, 2005 and 2004, respectively.   Cost of sales of manufactured homes amounted to $1,363,069 and $1,217,212 for the quarters ended March 31, 2005 and 2004, respectively.  Selling expenses amounted to $277,686 and $345,295 for the quarters ended March 31, 2005 and 2004, respectively. These fluctuations are directly attributable to the fluctuations in sales.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $21,748 and $20,165 for the quarters ended March 31, 2005 and 2004, respectively.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $1,967,619 for the quarter ended March 31, 2004 to $1,574,903 for the quarter ended March 31, 2005 primarily due to an increase in notes and other receivables.  The Company received, including dividends reinvested of $465,498, new capital of $2,423,090 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company sold $1,236,389, at cost, and purchased $5,271,210 of securities of other real estate investment trusts. Mortgages Payable decreased by $452,780 as a result of principal repayments.  Loans payable increased by $238,770 due primarily to increased borrowing for inventory purchases. The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the quarter ended March 31, 2005 and 2004 is calculated as follows:

	2005	2004
		Restated

Net Income	$2,456,249	$3,154,838
Loss on Sales of Depreciable Assets	7,556	5,259
Depreciation Expense	827,289	770,700

FFO	$3,291,094	$3,930,797

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2005 and 2004:

	2005	2004

Operating Activities	$1,574,903	$1,967,619
Investing Activities	(5,039,624)	182,018
Financing Activities	1,156,033	(2,974,760)

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes In Internal Control Over Financial Reporting

The Company has previously reported that as of December 31, 2004, the Company did not maintain effective internal control over financial reporting due to the following:  The Company’s policies and procedures associated with the selection and application of accounting policies relating to interest rate swaps for purposes of preparing its annual and interim financial statements were not adequate.   After year-end, management implemented controls designed to reduce the risk of such an error in the future through implementation of a comprehensive review of each new interest rate swap for proper accounting treatment by the Company’s Chief Financial Officer.  There were no other changes in the Company’s internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  The words “may”, “will”, “expect”, “believe”, “anticipate”, “should”, “estimate”, and similar expressions identify forward-looking statements.  These forward-looking statements reflect the Company’s current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company’s operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings - none

Item 2 -	Unregistered Sale of Equity Securities and Use of Proceeds - none

Item 3 -	Defaults Upon Senior Securities - none

Item 4 -	Submission of Matters to a Vote of Security Holders - none

Item 5 -	Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors - none

Item 6 -	Exhibits -

31.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT 2002

31.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT 2002

32 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED MOBILE HOMES, INC.

DATE:

  May 3, 2005

By /s/ Samuel A. Landy

Samuel A. Landy

President

DATE:

   May 3, 2005

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer