Form 10-Q
period 2005-08-09
UNITED MOBILE HOMES INC
filed 2005-08-10
CIK 752642

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2005

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _________________________

   For Quarter Ended

  Commission File Number

      June 30, 2005

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

UNITED MOBILE HOMES, INC.

for the QUARTER ENDED

JUNE 30, 2005

PART I - FINANCIAL INFORMATION

                                                              Page No.

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-11

Item 2 -	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11-16

Item 3 -

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -	Controls and Procedures	15

PART II -	OTHER INFORMATION	17

	SIGNATURES	18

       UNITED MOBILE HOMES, INC

           CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

-ASSETS-	June 30, 2005 (Unaudited)	December 31, 2004

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 10,148,913	$ 8,412,970
Site and Land Improvements	67,480,660	62,948,578
Buildings and Improvements	3,411,648	3,155,347
Rental Homes and Accessories	11,015,284	10,308,654
Total Investment Property	92,056,505	84,825,549
Equipment and Vehicles	6,051,855	5,774,826
Total Investment Property and Equipment	98,108,360	90,600,375
Accumulated Depreciation	(42,058,920)	(40,562,454)
Net Investment Property and Equipment	56,049,440	50,037,921

OTHER ASSETS
Cash and Cash Equivalents	5,962,115	8,774,812
Securities Available for Sale	25,136,187	23,821,078
Inventory of Manufactured Homes	5,748,215	5,190,465
Notes and Other Receivables	10,029,215	9,106,302
Unamortized Financing Costs	655,185	758,102
Prepaid Expenses	671,877	667,290
Land Development Costs	1,681,429	4,809,018
Total Other Assets	49,884,223	53,127,067

TOTAL ASSETS	$105,933,663	$103,164,988

- LIABILITIES AND SHAREHOLDERS’ EQUITY –

LIABILITIES:
MORTGAGES PAYABLE	$ 49,613,575	$ 50,501,243
OTHER LIABILITIES
Accounts Payable	885,274	584,676
Loans Payable	1,950,123	775,803
Accrued Liabilities and Deposits	1,677,414	1,973,277
Tenant Security Deposits	538,379	525,246
Total Other Liabilities	5,051,190	3,859,002
Total Liabilities	54,664,765	54,360,245

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 9,491,055 and 9,261,080 shares issued and 9,491,055 and 9,048,423 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	949,106	926,108
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	49,827,504	45,962,116
Accumulated Other Comprehensive Income	978,896	3,142,945
Undistributed Income	(486,608)	784,073
Treasury Stock, at cost (212,657 shares as of December 31, 2004)	-0-	(2,010,499)
Total Shareholders’ Equity	51,268,898	48,804,743

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,933,663	$103,164,988

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2005 AND  2004

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
		Restated		Restated

REVENUES:
Rental and Related Income	$5,537,022	$5,386,252	$11,030,776	$10,731,002
Sales of Manufactured Homes	2,702,486	1,689,340	4,321,493	3,231,682
Interest and Dividend Income	708,535	652,788	1,476,611	1,392,615
Gain on Securities Available for Sale Transactions, net	322,266	313,424	954,874	2,133,778
Other Income	46,333	36,474	76,306	54,810

Total Revenues	9,316,642	8,078,278	17,860,060	17,543,887

EXPENSES:
Community Operating Expenses	3,061,120	2,670,114	5,832,564	5,129,779
Cost of Sales of Manufactured Homes	2,212,348	1,302,595	3,575,417	2,519,807
Selling Expenses	445,427	297,156	723,113	642,451
General and Administrative Expenses	797,353	625,354	1,476,144	1,250,643
Interest Expense	1,044,604	226,448	1,160,818	1,088,989
Depreciation Expense	874,382	793,368	1,701,671	1,564,068
Amortization of Financing Costs	45,120	24,810	90,240	49,620

Total Expenses	8,480,354	5,939,845	14,559,967	12,245,357

Income before Gain on Sales of Investment Property and Equipment	836,288	2,138,433	3,300,093	5,298,530
(Loss) Gain on Sales of Investment Property and Equipment	(7,962)	(6,769)	(15,518)	(12,028)

Net Income	$828,326	$2,131,664	$3,284,575	$5,286,502

Net Income per Share -
Basic	$0.09	$ 0.25	$ 0.35	$ 0.63
Diluted	$0.09	$ 0.25	$ 0.35	$ 0.63

Weighted Average Shares Outstanding -
Basic	9,406,136	8,480,662	9,305,850	8,368,228
Diluted	9,437,686	8,554,366	9,340,127	8,449,347

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2005 AND 2004

	2005	2004
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,284,575	$5,286,502
Non-Cash Adjustments:
Depreciation	1,701,671	1,564,068
Amortization of Financing Costs	90,240	49,620
Stock Compensation Expense	42,775	56,855
Gain on Securities Available for Sale Transactions, net	(954,874)	(2,133,778)
Loss on Sales of Investment Property and Equipment	15,518	12,028

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(557,750)	(245,980)
Notes and Other Receivables	(922,913)	(720,111)
Prepaid Expenses	(4,587)	43,523
Accounts Payable	300,598	(5,494)
Accrued Liabilities and Deposits	(295,863)	(189,636)
Tenant Security Deposits	13,133	6,828
Net Cash Provided by Operating Activities	2,712,523	3,724,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	-0-	(3,535,400)
Purchase of Land	(1,755,943)	-0-
Purchase of Investment Property and Equipment	(1,899,661)	(1,538,768)
Proceeds from Sales of Assets	205,561	133,092
Additions to Land Development	(1,151,076)	(908,139)
Purchase of Securities Available for Sale	(9,529,383)	(3,283,385)
Proceeds from Sales of Securities Available for Sale	7,005,099	7,896,071
Net Cash Used by Investing Activities	(7,125,403)	(1,236,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	1,174,320	2,000,000
Principal Payments of Mortgages and Loans	(887,668)	(8,460,977)
Refund of Financing Costs (Financing Costs) on Debt	12,677	(142,419)
Proceeds from Issuance of Common Stock	3,722,211	5,469,423
Proceeds from Exercise of Stock Options	1,181,913	-0-
Dividends Paid, net of amount reinvested	(3,603,270)	(3,035,925)
Net Cash Provided (Used) in Financing Activities	1,600,183	(4,169,898)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,812,697)	(1,682,002)
CASH & CASH EQUIVALENTS-BEGINNING	8,774,812	3,244,871
CASH & CASH EQUIVALENTS-ENDING	$5,962,115	$ 1,562,869

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2004 have been omitted.

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

The following are the restatement adjustments that affect the quarterly financial statements for the three and six months ended June 30, 2004:

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

Compensation cost which has been determined consistent with SFAS No. 123, amounted to $24,270 and $42,775 for the three and six months ended June 30, 2005, respectively, and $28,428 and $56,855 for the three and six months ended June 30, 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2005	2004

Dividend yield	6.30%	6.06%
Expected volatility	19.50%	19%
Risk-free interest rate	3.93%	3.54%
Expected lives	8	8

The weighted-average fair value of options granted during the six months ended June 30, 2005 and 2004 was $1.38 and $1.23, respectively.

During the six months ended June 30, 2005, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

2/1/05	1	6,400	$17.19	2/1/13
2/1/05	1	43,600	15.62	2/1/13

During the six months ended June 30, 2005, five employees exercised their stock options and purchased 128,000 shares for a total of $1,181,913.  Additionally, a stock option for 5,000 shares expired without being exercised.  As of June 30, 2005, there were options outstanding to purchase 266,000 shares and 1,327,000 shares were available for grant under the Company’s 2003 Stock Option Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE (LOSS) INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.   Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 31,550 and 34,277 shares for the three and six months ended June 30, 2005, respectively, and 73,704 and 81,119 shares for the three and six months ended June 30, 2004, respectively are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company’s comprehensive  income for the three and six months ended June 30, 2005 and 2004:

       Three Months

        Six Months

	2005	2004	2005	2004
		Restated		Restated

Net Income	$828,326	$2,131,664	$3,284,575	$5,286,502
Decrease in unrealized gain on securities available for sale	(408,347)	(1,691,241)	(2,164,049)	(3,034,772)
Comprehensive Income	$419,979	$440,423	$1,120,526	$2,251,730

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On June 17, 2005, the Company acquired 185 acres of land in the Town and Village of Coxsackie, New York for a purchase price, including closing costs, of approximately $1,756,000. This land will be used to develop a new community for the Company.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

During the six months ended June 30, 2005, the Company sold or redeemed $6,050,225 in securities available for sale, recognizing a gain of $954,874.  During the six months ended June 30, 2005, the Company purchased $9,529,383 of securities available for sale.  Included in those purchases was a $5,000,000 investment in the convertible debenture private placement offering of Monmouth Capital Corporation (MCC), an affiliated company.  The MCC convertible debenture pays interest at 8% and is convertible into 666,667 shares of common stock of MCC at any time prior to redemption or maturity.  The MCC convertible debenture is due 2015.

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  The notional amount of these contracts amounted to $9,000,000 and $3,400,000 at June 30, 2005 and 2004, respectively.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in accrued liabilities and deposits on the balance sheet.  The fair value of the derivatives at June 30, 2005 and December 31, 2004 was a gain of $34,531 and $8,438, respectively.  During the three and six ended June 30, 2005, the Company recorded a realized loss of $304,604 and $235,146, respectively, on settled futures contracts, which is included in gain on securities available for sale transactions, net.  During the three and six months ended June 30, 2004, the Company recorded a realized gain of $244,924 on settled futures contracts.

The Company had entered into five interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three and six months ended June 30, 2005 amounted to ($315,327) and $230,487 and has been recorded as an (addition) deduction from interest expense.  The fair value of these agreements at June 30, 2005 amounted to an asset of $243,005.  See Note 1 for the restatement adjustments for the three and six months ended June 30, 2004.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 15, 2004, the Company paid $2,307,619 of which $486,488 was reinvested, as a dividend of $.245 per share to shareholders of record as of May 16, 2005.  Total dividends paid for the six months ended June 30, 2005 amounted to $4,555,256, of which $951,986 was reinvested.  On July 1, 2005, the Company declared a dividend of $.245 per share to be paid on September 15, 2005 to shareholders of record August 15, 2005.

During the six months ended June 30, 2005, the Company received, including dividends reinvested, a total of $4,674,197 from the Dividend Reinvestment and Stock Purchase Plan.  There were 314,632 new shares issued under the Plan.

NOTE 7 – EMPLOYMENT AGREEMENTS

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

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2005 and 2004 for interest was $1,478,905 and $1,518,497, respectively.  Interest cost capitalized to Land Development was $87,600 and $89,000 for the six months ended June 30, 2005 and 2004, respectively.  The change in fair value of the interest rate swap agreements amounted to $230,487 and $340,508 for the six months ended June 30, 2005 and 2004, respectively.

During the six months ended June 30, 2005, land development costs of $4,278,665 were transferred to investment property and equipment and placed in service.

During the six months ended June 30, 2005 and 2004, the Company had dividend reinvestments of $951,986 and $886,806, respectively, which required no cash transfers.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

The following are the restatement adjustments that affect the quarterly financial statements for the three and six months ended June 30, 2004:

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

The Company also holds a portfolio of securities of other REITs with a balance of $25,136,187 at June 30, 2005.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At June 30, 2005, the Company’s portfolio consisted of 61% preferred stocks, 15% common stocks and 24% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

Total revenues increased by approximately 15% from $8,078,278 for the quarter ended June 30, 2004 to $9,316,642 for the quarter ended June 30, 2005.  This was primarily due to an increase in sales of manufactured homes.  Total revenues remained relatively stable for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  This was primarily due to the increase in sales of manufactured homes of $1,089,811, offset by a decrease in gain on securities available for sale, net of $1,178,904.

Total expenses increased by approximately 43% and 19% for the quarter and six months, respectively, ended June 30, 2005 as compared to the quarter and six months ended June 30, 2004.  This was primarily due to an increase in community operating expenses, cost of sales of manufactured homes and selling expense.  The increase in community operating expenses was primarily due to the purchase of a manufactured home community in March 2004 and the completion of certain community expansions in 2005.  These expansions added approximately 200 sites to our communities.  The increases in cost of sales of manufactured homes and selling expense are directly attributable to the increase in sales.  The increase in interest expense of $818,156 for the quarter ended June 30, 2005 was primarily due to the change in fair value of the Company’s interest rate swaps.

See PART I, Item 1 – Business in the Company’s 2004 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,386,252 for the quarter ended June 30, 2004 to $5,537,022 for the quarter ended June 30, 2005.  Rental and related income increased from $10,731,002 for the six months ended June 30, 2004 to $11,030,776 for the six months ended June 30, 2005.  This was primarily due to the acquisition of a new community during 2004, expansion of existing communities and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually.  Interest and dividend income remained relative stable for the quarter and six months ended June 30, 2005 as compared to the quarter and six months ended June 30, 2004.  Gain on securities available for sale transactions amounted to $322,266 and $313,424 for the quarters ended June 30, 2005 and 2004, respectively. Gain on securities available for sale transactions amounted to $954,874 and $2,133,778 for the six months ended June 30, 2005 and 2004, respectively.  The Company has been taking advantage of the rise in price of the securities portfolio.  Management does not expect to recognize the same level of realized gains on sale of securities in future quarters.

Community operating expenses increased from $2,670,114 for the quarter ended June 30, 2004 to $3,061,120 for the quarter ended June 30, 2005. Community operating expenses increased from $5,129,779 for the six months ended June 30,  2004 to $5,832,564 for the six months ended June 30, 2005.  This was primarily due to the purchase of a new community during 2004 and the completion of certain community expansions during 2005.  These new expansions required additional personnel and advertising.  General and administrative expenses increased from $625,354 for the quarter ended June 30, 2004 to $797,353 for the quarter ended June 30, 2005.  General and administrative expenses increased from $1,250,643 for the six months ended June 30, 2004 to $1,476,144 for the six months ended June 30, 2005.  This was primarily due to an increase in professional fees (primarily auditing fees) and personnel costs.  Interest expense increased from $226,448 for the quarter ended June 30, 2004 to $1,044,604 for the quarter ended June 30, 2005.  This was primarily due to the change in fair value of the Company’s interest rate swaps.  Cash paid for interest during the quarter ended June 30, 2005 and 2004 amounted to $741,077 and $738,285, respectively.  Interest expense remained relatively stable for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  Cash paid for interest during the six months ended June 30, 2005 and 2004 amounted to $1,478,905 and $1,518,497, respectively.  Depreciation expense increased from $793,368 for the quarter ended June 30, 2004 to $874,382 for the quarter ended June 30, 2005. Depreciation expense increased from $1,564,068 for the six months ended September 30, 2004 to $1,701,671 for the six months ended June 30, 2005.  This was primarily due to the purchase of a new community in 2004 and the completion of certain community expansions during 2005.  Amortization of financing costs increased from $24,810 for the quarter ended June 30, 2004 to $45,120 for the quarter ended June 30, 2005.  Amortization of financing costs increased from $49,620 for the six months ended June 30, 2004 to $90,240 for the six months ended June 30, 2005.  This was primarily due to the refinancing of morgages during 2004.  The Company took advantage of the decrease in interest rates during 2004.

Sales of manufactured homes amounted to $2,702,486 and $1,689,340 for the quarters ended June 30, 2005 and 2004, respectively.  Sales of manufactured homes amounted to $4,321,493 and $3,231,682 for the six months ended June 30, 2005 and 2004, respectively.  Cost of sales of manufactured homes amounted to $2,212,348 and $1,302,595 for the quarters ended June 30, 2005 and 2004, respectively. Cost of sales of manufactured homes amounted to $3,575,417 and $2,519,807 for the six months ended June 30, 2005 and 2004, respectively. Selling expenses amounted to $445,427 and $297,156 for the quarters ended June 30, 2005 and 2004, respectively.  Selling expenses amounted to $723,113 and $642,451 for the six months ended June 30, 2005 and 2004, respectively.  These fluctuations are directly attributable to the fluctuations in sales.  Income from sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $44,711 for the quarter ended June 30, 2005 as compared to $89,589 for the quarter ended September 30, 2004. Income from sales operations amounted to $22,963 for the six months ended June 30, 2005 as compared to $69,424 for the six months ended September 30,  2004.  These decreases were primarily due to an increase in commission and advertising costs.  The Company believes that sales of new homes into the Company’s communities produce new rental revenue and upgrade the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $3,724,425 for the six months ended June 30, 2004 to $2,712,523 for the six months ended June 30, 2005 primarily due to the change in net income for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  The Company received, including dividends reinvested of $951,986, new capital of $4,674,197 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company sold $6,050,225, at cost, and purchased $9,529,383 of securities of other real estate investment trusts. Mortgages Payable decreased by $887,668 as a result of principal repayments.  Loans payable increased by $1,174,320 due primarily to an increase in financing of inventory purchases.  The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the three and six months ended June 30, 2005 and  2004 is calculated as follows:

	Three Months		Six Months
	2005	2004	2005	2004
		Restated		Restated

Net Income	$828,326	$2,131,664	$3,284,575	$5,286,502
Loss on Sales of Depreciable Assets	7,962	6,769	15,518	12,028
Depreciation Expense	874,382	793,368	1,701,671	1,564,068

FFO	$1,710,670	$2,931,801	$5,001,764	$6,862,598

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2005 and  2004:

	2005	2004

Operating Activities	$2,712,523	$3,724,425
Investing Activities	(7,125,403)	(1,236,529)
Financing Activities	1,600,183	(4,169,898)

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

Changes In Internal Control Over Financial Reporting

The Company has previously reported that as of December 31, 2004, the Company did not maintain effective internal control over financial reporting due to the following:  The Company’s policies and procedures associated with the selection and application of accounting policies relating to interest rate swaps for purposes of preparing its annual and interim financial statements were not adequate.   After year-end, management implemented controls designed to reduce the risk of such an error in the future through implementation of a comprehensive review of each new interest rate swap for proper accounting treatment by the Company’s Chief Financial Officer.  There were no other changes in the Company’s internal control over financial reporting during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4 -

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 14, 2005.  The proposals submitted to the vote of the shareholders and the results of the votes were as follows:

Proposal One – For the election of the following nominees for Director:

    For

   Against

Richard H. Molke

8,494,987

   57,938

Eugene Rothenberg

8,487,072

   65,853

Proposal Two – For the approval of KPMG LLP* as independent auditors for the Company for the fiscal year ending December 31, 2005:

   For

Against

Abstain

8,518,748

11,544

22,633

*subsequently dismissed and replaced with the Reznick Group, P.C.

Item 5 -	Other Information

(a) (a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) (b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors - none

Item 6 -	Exhibits–

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

  August 9, 2005

By /s/ Samuel A. Landy

Samuel A. Landy

President

DATE:

   August 9, 2005

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer