Form 10-Q
period 2005-09-30
UNITED MOBILE HOMES INC
filed 2005-11-08
CIK 752642

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2005

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _________________________

   For Quarter Ended

  Commission File Number

      September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 125-2 of the Exchange Act).    Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes [   ]    No [ X ]

The number of shares outstanding of issuer's common stock as of November 4, 2005 was 9,693,466 shares.

UNITED MOBILE HOMES, INC.

for the QUARTER ENDED

SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

                                                              Page No.

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-11

Item 2 -	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	12-17

Item 3 -

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -	Controls and Procedures	17

PART II -	OTHER INFORMATION	18

	SIGNATURES	19

                  UNITED MOBILE HOMES, INC

           CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

-ASSETS-	September 30, 2005 (Unaudited)	December 31, 2004

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 10,155,090	$ 8,412,970
Site and Land Improvements	67,754,402	62,948,578
Buildings and Improvements	3,429,645	3,155,347
Rental Homes and Accessories	11,360,525	10,308,654
Total Investment Property	92,699,662	84,825,549
Equipment and Vehicles	6,299,879	5,774,826
Total Investment Property and Equipment	98,999,541	90,600,375
Accumulated Depreciation	(42,781,766)	(40,562,454)
Net Investment Property and Equipment	56,217,775	50,037,921

OTHER ASSETS
Cash and Cash Equivalents	4,426,856	8,774,812
Securities Available for Sale	26,325,097	23,821,078
Inventory of Manufactured Homes	6,620,040	5,190,465
Notes and Other Receivables	11,451,636	9,106,302
Unamortized Financing Costs	630,568	758,102
Prepaid Expenses	1,003,184	667,290
Land Development Costs	2,485,929	4,809,018
Total Other Assets	52,943,310	53,127,067

TOTAL ASSETS	$109,161,085	$103,164,988

- LIABILITIES AND SHAREHOLDERS’ EQUITY –

LIABILITIES:
MORTGAGES PAYABLE	$ 49,131,478	$ 50,501,243
OTHER LIABILITIES
Accounts Payable	417,120	584,676
Loans Payable	3,417,118	775,803
Accrued Liabilities and Deposits	1,608,002	1,973,277
Tenant Security Deposits	534,075	525,246
Total Other Liabilities	5,976,315	3,859,002
Total Liabilities	55,107,793	54,360,245

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 9,653,858 and 9,261,080 shares issued and 9,653,858 and 9,048,423 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	965,386	926,108
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	52,214,580	45,962,116
Accumulated Other Comprehensive Income	1,447,878	3,142,945
(Distributions in Excess of Net Income) Undistributed Income	(574,552)	784,073
Treasury Stock, at cost (212,657 shares as of December 31, 2004)	-0-	(2,010,499)
Total Shareholders’ Equity	54,053,292	48,804,743

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,161,085	$103,164,988

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
		Restated		Restated

REVENUES:
Rental and Related Income	$ 5,581,395	$ 5,419,585	$16,612,171	$16,150,587
Sales of Manufactured Homes	4,460,301	2,136,986	8,781,794	5,368,668
Interest and Dividend Income	898,008	751,276	2,374,619	2,143,891
Gain (loss) on Securities Available for Sale Transactions, net	254,907	(203,671)	1,209,781	1,930,107
Other Income	53,237	26,516	129,543	81,326

Total Revenues	11,247,848	8,130,692	29,107,908	25,674,579

EXPENSES:
Community Operating Expenses	3,019,762	2,834,637	8,852,326	7,964,416
Cost of Sales of Manufactured Homes	3,608,236	1,783,961	7,183,653	4,303,768
Selling Expenses	404,213	249,054	1,127,326	891,505
General and Administrative Expenses	768,309	585,960	2,244,453	1,836,603
Interest Expense	340,525	745,183	1,501,343	1,834,172
Depreciation Expense	838,244	804,920	2,539,915	2,368,988
Amortization of Financing Costs	45,120	49,810	135,360	99,430

Total Expenses	9,024,409	7,053,525	23,584,376	19,298,882

Income before Gain on Sales of Investment Property and Equipment	2,223,439	1,077,167	5,523,532	6,375,697
Gain on Sales of Investment Property and Equipment	36,196	21,090	20,678	9,062

Net Income	$ 2,259,635	$ 1,098,257	$ 5,544,210	$ 6,384,759

Net Income per Share -
Basic	$ 0.24	$ 0.13	$ 0.59	$ 0.75
Diluted	$ 0.24	$ 0.12	$ 0.59	$ 0.75

Weighted Average Shares Outstanding -
Basic	9,567,208	8,723,335	9,391,873	8,485,910
Diluted	9,598,169	8,792,531	9,423,167	8,568,035

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

	2005	2004
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 5,544,210	$ 6,384,759
Non-Cash Adjustments:
Depreciation	2,539,915	2,368,988
Amortization of Financing Costs	135,360	99,430
Stock Compensation Expense	72,677	91,595
Gain on Securities Available for Sale Transactions, net	(1,209,781)	(1,930,107)
Loss on Sales of Investment Property and Equipment	(20,678)	(9,062)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(1,429,575)	(982,813)
Notes and Other Receivables	(2,345,334)	(1,424,681)
Prepaid Expenses	(335,894)	(422,566)
Accounts Payable	(167,556)	(109,441)
Accrued Liabilities and Deposits	(365,275)	(298,377)
Tenant Security Deposits	8,829	22,623
Net Cash Provided by Operating Activities	2,426,898	3,790,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	-0-	(3,535,400)
Purchase of Land	(1,762,120)	-0-
Purchase of Investment Property and Equipment	(2,934,277)	(2,797,093)
Proceeds from Sales of Assets	275,971	302,823
Additions to Land Development	(1,955,576)	(1,816,312)
Purchase of Securities Available for Sale	(10,493,042)	(5,185,488)
Proceeds from Sales of Securities Available for Sale	7,503,737	9,360,161
Net Cash Used by Investing Activities	(9,365,307)	(3,671,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	2,641,315	2,000,000
Principal Payments of Mortgages and Loans	(1,369,765)	(6,895,362)
Financing Costs on Debt, net	(7,826)	(251,353)
Proceeds from Issuance of Common Stock	5,518,129	7,915,109
Proceeds from Exercise of Stock Options	1,266,913	100,725
Dividends Paid, net of amount reinvested	(5,458,313)	(4,602,471)
Net Cash Provided (Used) in Financing Activities	2,590,453	(1,733,352)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,347,956)	(1,614,313)
CASH & CASH EQUIVALENTS-BEGINNING	8,774,812	3,244,871
CASH & CASH EQUIVALENTS-ENDING	$ 4,426,856	$ 1,630,558

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2005 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2004 have been omitted.

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

The following are the restatement adjustments that affect the quarterly financial statements for the three and nine months ended September 30, 2004:

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

Compensation cost which has been determined consistent with SFAS No. 123, amounted to $29,902 and $72,677 for the three and nine months ended September 30, 2005, respectively, and $34,740 and $91,595 for the three and nine months ended September 30, 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2005	2004

Dividend yield	6.35%	6.06%
Expected volatility	19.04%	19%
Risk-free interest rate	4.01%	3.89%
Expected lives	8	8

The weighted-average fair value of options granted during the nine months ended September 30, 2005 and 2004 was $1.33 and $1.27, respectively.

During the nine months ended September 30, 2005, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

2/1/05	1	6,400	$17.19	2/1/13
2/1/05	1	43,600	15.62	2/1/13
7/18/05	10	40,000	15.05	7/18/13

During the nine months ended September 30, 2005, seven employees exercised their stock options and purchased 138,000 shares for a total of $1,266,913.  Additionally, a stock option for 5,000 shares expired without being exercised.  As of September 30, 2005, there were options outstanding to purchase 296,000 shares and 1,287,000 shares were available for grant under the Company’s 2003 Stock Option Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE (LOSS) INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.   Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 30,961 and 31,294 shares for the three and nine months ended September 30, 2005, respectively, and 69,196 and 82,125 shares for the three and nine months ended September 30, 2004, respectively are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company’s comprehensive income for the three and nine months ended September 30, 2005 and 2004:

   Three Months

Nine months

	2005	2004	2005	2004
		Restated		Restated

Net Income	$2,259,635	$1,098,257	$5,544,210	$6,384,759
Increase (Decrease) in unrealized gain on securities available for sale	468,982	761,671	(1,695,067)	(2,273,101)
Comprehensive Income	$2,728,617	$1,859,928	$3,849,143	$4,111,658

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On June 17, 2005, the Company acquired 185 acres of land in the Town and Village of Coxsackie, New York for a purchase price, including closing costs, of approximately $1,762,000.  This land will be used to develop a new community for the Company.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

During the nine months ended September 30, 2005, the Company sold or redeemed $6,293,956 in securities available for sale, recognizing a gain of $1,187,658.  During the nine months ended September 30, 2005, the Company purchased $10,493,042 of securities available for sale.  Included in those purchases was a $5,000,000 investment in the convertible debenture private placement offering of Monmouth Capital Corporation (MCC), an affiliated company.  The MCC convertible debenture pays interest at 8% and is convertible into 666,667 shares of common stock of MCC at any time prior to redemption or maturity.  The MCC convertible debenture is due 2015.

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  The notional amount of these contracts amounted to $9,000,000 at September 30, 2005 and 2004.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities available for sale transactions, net with corresponding amounts recorded in accrued liabilities and deposits on the balance sheet.  The fair value of the derivatives at September 30, 2005 and December 31, 2004 was a gain of $116,718 and $8,438, respectively.  During the three and nine months ended September 30, 2005, the Company recorded a realized gain of $140,552 and a realized loss of $94,595, respectively, on settled futures contracts, which is included in gain (loss) on securities available for sale transactions, net.  During the three and nine months ended September 30, 2004, the Company recorded a realized loss of $454,137 and $209,213 on settled futures contracts, which is included in gain (loss) on securities available for sale transactions, net.

The Company had entered into five interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three and nine months ended September 30, 2005 amounted to $394,602 and $625,089 and has been recorded as a deduction from interest expense.  The fair value of these agreements at September 30, 2005 amounted to an asset of $322,280.  See Note 1 for the restatement adjustments for the three and nine months ended September 30, 2004.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 15, 2005, the Company paid $2,347,579 of which $492,536 was reinvested, as a dividend of $.245 per share to shareholders of record as of August 15, 2005.  Total dividends paid for the nine months ended September 30, 2005 amounted to $6,902,835, of which $1,444,522 was reinvested.  On October 3, 2005, the Company declared a dividend of $.245 per share to be paid on December 15, 2005 to shareholders of record November 15, 2005.

During the nine months ended September 30, 2005, the Company received, including dividends reinvested, a total of $6,962,651 from the Dividend Reinvestment and Stock Purchase Plan.  There were 467,435 new shares issued under the Plan.

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

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2005 and 2004 for interest was $2,246,032 and $2,233,799, respectively.  Interest cost capitalized to Land Development was $119,600 and $150,700 for the nine months ended September 30, 2005 and 2004, respectively.  The change in fair value of the interest rate swap agreements amounted to $625,089 and $248,927 for the nine months ended September 30, 2005 and 2004, respectively.

During the nine months ended September 30, 2005, land development costs of $4,278,665 were transferred to investment property and equipment and placed in service.

During the nine months ended September 30, 2005 and 2004, the Company had dividend reinvestments of $1,444,522 and $1,395,525, respectively, which required no cash transfers.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revision 2004), Share-Based Payment (Statement No. 123R).  The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.  The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

In May of 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Correction (Statement No. 154).  This standard is a replacement of Accounting Policy Board Opinion No. 20 and FASB Standard No. 3.  Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred.  In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines.  This new standard is effective for fiscal years beginning after December 14, 2005.  The Company has evaluated the impact of implementation of Statement No. 154 and does not believe that it will be material.

In June 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When Limited Partners Have Certain Rights.  EITF No. 04-05 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships.  Under EITF No. 04-05, the general partner’s control of a venture would be overcome in the limited partners have either “kick-out rights” (the right to dissolve or liquidate the venture or otherwise remove the general partner “without cause”) or “participating rights” (the right to effectively participate in significant decisions made in the ordinary course of the ventures business.  The adoption of EITF 04-05 has not had a material effect on the consolidated financial statements.

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

The following are the restatement adjustments that affect the quarterly financial statements for the three and nine months ended September 30, 2004:

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

The Company also holds a portfolio of securities of other REITs with a balance of $26,325,097 at September 30, 2005.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At September 30, 2005, the Company’s portfolio consisted of 58% preferred stocks, 19% common stocks and 23% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

Total revenues increased by approximately 38% from $8,130,692 for the quarter ended September 30, 2004 to $11,247,848 for the quarter ended September 30, 2005.  Total revenues increased by approximately 13% from $25,674,579 for the nine months ended September 30, 2004 to $29,107,908 for the nine months ended September 30, 2005.  This was primarily due to an increase in sales of manufactured homes.  This increase was partially offset by a decrease in gain (loss) on securities available for sale, net of $720,326 for the nine months ended September 30, 2005.

Total expenses increased by approximately 28% and 22% for the quarter and nine months, respectively, ended September 30, 2005 as compared to the quarter and nine months ended September 30, 2004.  This was primarily due to an increase in community operating expenses and cost of sales of manufactured homes.  The increase in community operating expenses was primarily due to the purchase of a manufactured home community in March 2004 and the completion of certain community expansions in 2005.  These expansions added approximately 200 sites to our communities.  The increases in cost of sales of manufactured homes is directly attributable to the increase in sales.

See PART I, Item 1 – Business in the Company’s 2004 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,419,585 for the quarter ended September 30, 2004 to $5,581,395 for the quarter ended September 30, 2005.  Rental and related income increased from $16,150,587 for the nine months ended September 30, 2004 to $16,612,171 for the nine months ended September 30, 2005.  This was primarily due to the acquisition of a new community during 2004, expansion of existing communities and rental increases to residents. The Company has been raising rental rates by approximately 3% annually.  Interest and dividend income increased from $751,276 for the quarter ended September 30, 2004 to $898,008 for the quarter ended September 30, 2005.  Interest and dividend income increased from $2,143,891 for the nine months ended September 30, 2004 to $2,374,619 for the nine months ended September 30, 2005.  This was primarily due to the increase in notes receivable.  The average interest rate on these notes receivable is approximately 11%.

Gain (loss) on securities available for sale transactions, net for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three Months		Nine Months
	2005	2004	2005	2004

Gain on sale of securities, net	$32,168	$161,638	$1,187,658	$2,169,555
Gain (loss) on settled futures contracts	140,552	(454,137)	(94,595)	(209,213)
Gain (loss) on open futures contracts	82,187	88,828	116,718	(30,235)
Gain (loss) on securities available for sales transactions, net	$254,907	$(203,671)	$1,209,781	$1,930,107

Gain on securities transactions, net decreased by $129,470 and $981,897 for the three and nine months ended September 30, 2005, respectively as compared to the three and nine months ended September 30, 2004.  The Company sold more securities available for sale in 2004 as compared to 2005 due mainly to the unrealized gains existing in the portfolio in the fourth quarter of 2003 and the first three quarters of 2004.  Gain (loss) on settled futures contracts increased by $594,689 and $114,618 for the three and nine months ended September 30, 2005, respectively as compared to the three and nine months ended September 30, 2004.  The Company invests in futures contracts of ten-year treasury notes to mitigate the exposure of interest rate fluctuations on the Company’s preferred equity and debt securities portfolio.

Community operating expenses increased from $2,834,637 for the quarter ended September 30, 2004 to $3,019,762 for the quarter ended September 30, 2005. Community operating expenses increased from $7,964,416 for the nine months ended September 30, 2004 to $8,852,326 for the nine months ended September 30, 2005.  This was primarily due to an increase in insurance costs, the purchase of a new community during 2004 and the completion of certain community expansions during 2005.  These new expansions resulted in additional personnel costs, including employee benefits, and advertising.  General and administrative expenses increased from $585,960 for the quarter ended September 30, 2004 to $768,309 for the quarter ended September 30, 2005.  General and administrative expenses increased from $1,836,603 for the nine months ended September 30, 2004 to $2,244,453 for the nine months ended September 30, 2005.  This was primarily due to an increase in professional fees (primarily auditing fees) and personnel costs.  Interest expense decreased from $745,183 for the quarter ended September 30, 2004 to $340,525 for the quarter ended September 30, 2005.  Interest expense decreased from $1,834,172 for the nine months ended September 30, 2004 to $1,501,343 for the nine months ended September 30, 2005.  This was primarily due to the change in fair value of the Company’s interest rate swaps.  Cash paid for interest during the quarter ended September 30, 2005 and 2004 amounted to $767,127 and $715,302, respectively.  Cash paid for interest during the nine months ended September 30, 2005 and 2004 amounted to $2,246,032 and $2,233,799, respectively.  Depreciation expense increased from $804,920 for the quarter ended September 30, 2004 to $838,244 for the quarter ended September 30, 2005. Depreciation expense increased from $2,368,988 for the nine months ended September 30, 2004 to $2,539,915 for the nine months ended September 30, 2005.  This was primarily due to the purchase of a new community in 2004 and the completion of certain community expansions during 2005.  Amortization of financing costs remained relatively stable for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.  Amortization of financing costs increased from $99,430 for the nine months ended September 30, 2004 to $135,360 for the nine months ended September 30, 2005.  This was primarily due to the refinancing of mortgages during 2004.  The Company took advantage of the decrease in interest rates during 2004.

Sales of manufactured homes amounted to $4,460,301 and $2,136,986 for the quarters ended September 30, 2005 and 2004, respectively.  Sales of manufactured homes amounted to $8,781,794 and $5,368,668 for the nine months ended September 30, 2005 and 2004, respectively.  Cost of sales of manufactured homes amounted to $3,608,236 and $1,783,961 for the quarters ended September 30, 2005 and 2004, respectively. Cost of sales of manufactured homes amounted to $7,183,653 and $4,303,768 for the nine months ended September 30, 2005 and 2004, respectively. Selling expenses amounted to $404,213 and $249,054 for the quarters ended September 30, 2005 and 2004, respectively.  Selling expenses amounted to $1,127,326 and $891,505 for the nine months ended September 30, 2005 and 2004, respectively.  These fluctuations are directly attributable to the fluctuations in sales.  Income from sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $447,852 for the quarter ended September 30, 2005 as compared to $103,971 for the quarter ended September 30, 2004.  Income from sales operations amounted to $470,815 for the nine months ended September 30, 2005 as compared to $173,395 for the nine months ended September 30, 2004.  These increases were primarily due to an increase in sales.  We have also experienced an increase in the gross profit percentage for the quarter ended September 30, 2005 due to an increase in sales prices in certain locations.  The Company believes that sales of new homes into the Company’s communities produce new rental revenue and upgrade the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $3,790,348 for the nine months ended September 30, 2004 to $2,426,898 for the nine months ended September 30, 2005 primarily due to a decrease in net income and an increase in inventory and notes receivable for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The Company received, including dividends reinvested of $1,444,522, new capital of

$6,962,651 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company sold $6,293,956, at cost, and purchased $10,493,042 of securities of other real estate investment trusts. Mortgages Payable decreased by $1,369,765 as a result of principal repayments.  Loans payable increased by $2,641,315 due primarily to an increase in financing of inventory purchases.  The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the three and nine months ended September 30, 2005 and 2004 is calculated as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
		Restated		Restated

Net Income	$2,259,635	$1,098,257	$5,544,210	$6,384,759
Gain on Sales of Depreciable Assets	(36,196)	(21,090)	(20,678)	(9,062)
Depreciation Expense	838,244	804,920	2,539,915	2,368,988

FFO	$3,061,683	$1,882,087	$8,063,447	$8,744,685

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2005 and  2004:

	2005	2004

Operating Activities	$2,426,898	$3,790,348
Investing Activities	(9,365,307)	(3,671,309)
Financing Activities	2,590,453	(1,733,352)

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

Changes In Internal Control Over Financial Reporting

The Company has previously reported that as of December 31, 2004, the Company did not maintain effective internal control over financial reporting due to the following:  The Company’s policies and procedures associated with the selection and application of accounting policies relating to interest rate swaps for purposes of preparing its annual and interim financial statements were not adequate.   After year-end, management implemented controls designed to reduce the risk of such an error in the future through implementation of a comprehensive review of each new interest rate swap for proper accounting treatment by the Company’s Chief Financial Officer.  There were no other changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) (a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b (b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors - none

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

UNITED MOBILE HOMES, INC.

DATE:

  November 7, 2005

By /s/ Samuel A. Landy

Samuel A. Landy

President

DATE:

   November 7, 2005

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer