Form 10-K
period 2005-12-31
UNITED MOBILE HOMES INC
filed 2006-03-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes    X    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           Yes    X    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X    Yes           No

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    X   .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  _______            Accelerated filer     X                  Non-accelerated filer  _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

         Yes    X    No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2005 was $142,650,557.  Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2005 was $112,414,094.

The number of shares outstanding of issuer's common stock as of March 1, 2006 was 9,917,442 shares.

Documents Incorporated by Reference:

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

TABLE OF CONTENTS

PART I

Item 1 – Business

Item 1A – Risk Factors

Item 1B – Unresolved Staff Comments

Item 2 – Properties

Item 3 – Legal Proceedings

Item 4 – Submission of Matters To a Vote of Security Holders

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6 – Selected Financial Data

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of
Operations

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Item 8 – Financial Statements and Supplementary Data

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

Item 9A – Controls and Procedures

Item 9B – Other Information

PART III

Item 10 – Directors and Executive Officers of the Registrant

Item 11 – Executive Compensation

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 – Certain Relationships and Related Party Transactions

Item 14 – Principal Accounting Fees and Services

PART IV

Item 15 – Exhibits, Financial Statement Schedules

SIGNATURES

PART I

Item 1 – Business

General Development of Business

United Mobile Homes, Inc. (the Company) owns and operates twenty-seven manufactured home communities containing approximately 6,400 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

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

Background

Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company’s stock, spun off to its shareholders in a registered distribution three shares of United Mobile Homes, Inc. for each share of Monmouth Capital Corporation.  The Company in 1984 and 1985 issued additional shares through rights offerings.  The Company has been in operation for thirty-seven years, the last twenty of which have been as a publicly-owned corporation.

Narrative Description of Business

The Company operates as part of a group of three public companies (all REITs) which includes United Mobile Homes, Inc., Monmouth Capital Corporation, and Monmouth Real Estate Investment Corporation (the affiliated companies).  Some general and administrative expenses are allocated among the three affiliated companies based on use or services provided.  The Company currently has approximately 100 employees.    Allocations of salaries and benefits are made among the affiliated companies based on the amount of the employees’ time dedicated to each affiliated company.

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

Manufactured homes are being accepted by the public as a viable and economically attractive alternative to common stick-built single-family housing.   In 2004, one out of every ten new single-family homes was manufactured housing.  The affordability of the modern manufactured home makes it very attractive.  Depending on the region of the country, construction cost per square foot for a new manufactured home averages anywhere from 10 to 35 percent less than a comparable site-built home, excluding the cost of land.  This is due to a number of factors, including volume purchase discounts and inventory control of construction materials and control of all aspects of the construction process.

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

Additional information about the Company can be found on the Company’s website which is located at www.umh.com.  The Company’s filings with the Securities and Exchange Commission are made available through a link on the Company’s website or by contacting Investor Relations.

Investment and Other Policies of the Company

The Company may invest in improved and unimproved real property and may develop unimproved real property.  Such properties may be located throughout the United States.  In the past, it has concentrated on the northeast.

During 2005, the Company acquired 185 acres of land in the Town and Village of Coxsackie, New York, and 67 acres of land in the City of Vineland, New Jersey adjacent to our existing community,  Fairview Manor Manufactured Home Community.  These properties will be used to develop new communities for the Company.

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

The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.  The securities portfolio, to the extent not pledged to secure borrowing, provides the Company with liquidity and additional income.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.  At December 31, 2005 and 2004, the Company had $26,610,338 and $23,821,078, respectively, of securities available for sale.  Included in these securities are Preferred Stock and Debt securities of $15,314,813 and $6,000,000, respectively at December 31, 2005 and $13,659,169 and $3,489,105 respectively, at December 31, 2004.  The unrealized net gain on securities available for sale at December 31, 2005 and 2004 amounted to $916,569 and $3,142,945, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.  The Company anticipates that renovation expenditures with respect to its present properties during 2006 will be consistent with 2005 expenditures, which amounted to approximately $3,000,000.  It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

On March 1, 2006, the Company had approximately 100 employees, including Officers.  During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

Item 1A – Risk Factors

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

Financing Risks

The Company finances a portion of its investments in properties and marketable securities through debt.  The Company is subject to the risks normally associated with debt financing, including rising interest rates on floating rate debt and the risk that the Company’s cash flow will be insufficient to meet required payments of principal and interest.  Management anticipates that a portion of the principal of the Company’s debt will not be repaid prior to maturity.  Therefore, the Company will likely need to refinance at least a portion of our outstanding debt as it matures.  There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.  If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, the Company’s cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due.  As a result, the Company may be forced to dispose of properties or securities available for sale on disadvantageous terms.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

United Mobile Homes, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company owns twenty-seven manufactured home communities containing approximately 6,400 sites.  The following is a brief description of the properties owned by the Company.  There is a long-term trend toward larger manufactured homes.  Manufactured home communities designed for older manufactured homes must be modified to accommodate modern wider and longer manufactured homes.  These changes may decrease the number of homes that may be accommodated in a manufactured home community.  The rents collectible from the land ultimately depend on the value of the home and land.  Therefore, fewer but more expensive homes can actually produce the same or greater rents.  For this reason, the number of sites operated by the Company is subject to change, and the number of sites listed is always an approximate number.

	Number of	Occupancy at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2005	December 31, 2005

Allentown	398	368	$301
4912 Raleigh-Millington Road
Memphis, TN 38128

Brookview Village	133	106	$358
Route 9N
Greenfield Center, NY 12833

Cedarcrest	283	280	$423
1976 North East Avenue
Vineland, NJ 08360

Cranberry Village	201	163	$397
201 North Court
Cranberry Township, PA 16066

Cross Keys Village	133	106	$268
Old Sixth Avenue Road, RD #1
Duncansville, PA 16635

D & R Village	240	226	$376
Route 146, RD 13
Clifton Park, NY 12065

	Number of	Occupancy at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2005	December 31, 2005

Fairview Manor	317	316	$429
2110 Mays Landing Road
Millville, NJ 08332

Forest Park Village	252	195	$356
724 Slate Avenue
Cranberry Township, PA 16066

Heather Highlands	404	275	$265
109 S. Main Street
Pittston, PA 18640

Highland Estates	325	288	$422
60 Old Route 22
Kutztown, PA 19530

Kinnebrook	207	189	$392
201 Route 17B
Monticello, NY 12701

Lake Sherman Village	239	180	$317
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	218	168	$230
1943 St. Joseph Street
Cresson, PA 16630

Memphis Mobile City	156	152	$266
3894 N. Thomas Street
Memphis, TN 38127

Oxford Village	224	223	$448
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village	165	121	$364
147 Amy Drive
Carlisle, PA 17013

Pine Valley Estates	217	157	$260
700 Pine Valley Estates
Apollo, PA 15613

Port Royal Village	425	291	$287
400 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	235	205	$247
2066 Victory Road
Marion, OH 43302

	Number of	Occupancy at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2005	December 31, 2005

Sandy Valley Estates	364	310	$300
801 First, Route #2
Magnolia, OH 44643

Somerset Estates/Whispering Pines	175	156	$195
1873 Husband Rd
Somerset, PA 15501

Southwind Village	250	248	$300
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	151	131	$222
7140-29 Selby Road
Athens, OH 45701

Waterfalls Village	202	185	$387
3450 Howard Road
Hamburg, NY 14075

Woodland Manor	149	81	$262
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	157	150	$541
Route 35
Eatontown, NJ 07724

Wood Valley	161	136	$250
1493 N. Whetstone River Road
Caledonia, OH 43314

Occupancy rates are relatively stable.  The Company actively seeks to have older homes removed from the community and replaced by newer modern homes.  During 2005, the Company placed approximately 250 newer homes into our communities.  Approximately 200 homes left the communities for various reasons, including demolished as obsolete.  The ability of manufactured home communities to be renewed and upgraded is believed to be a positive factor.

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

The Company has approximately 1,500 sites in various stages of engineering/construction.  Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $103,000,000 (at original cost) in manufactured home properties.  These consist of 27 separate manufactured home communities and related equipment and improvements.  No one community constitutes more than 10% of the total assets of the Company.  Port Royal Village with 425 sites, Heather Highlands with 404 sites, Allentown with 398 sites, Sandy Valley Estates with 364 sites, Highland Estates with 325 sites, Fairview Manor with 317 sites, and Cedarcrest with 283 sites, are the larger properties.  Heather Highlands historically has an average of 65% to 70% occupancy.  The property continues to produce positive cash flow.

Mortgages on Properties

The Company has mortgages on various properties.  The maturity dates of these mortgages range from the year 2006 to 2019.  Interest varies from fixed rates of 4.625% to 7.36% and variable rates of prime plus 1/2% to LIBOR plus 1.55% to 1.75%.  The aggregate balances of these mortgages total $48,706,241 at December 31, 2005.  (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Item 3 – Legal Proceedings

Legal proceedings are incorporated herein by reference and filed as Part IV, Item 15(a)(1)(vi), Note 12 of the Notes to Consolidated Financial Statements – Contingencies and Legal Matters.

Item 4 – Submission of Matters To a Vote of Security Holders

No matters were submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares are traded on the American Stock Exchange (symbol UMH).  The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2005			2004
	HIGH	LOW	Distribution	HIGH	LOW	Distribution

First Quarter	$16.70	$14.78	$ .2425	$17.50	$15.38	$ .2325
Second Quarter	16.10	14.65	.2450	16.18	12.46	.2350
Third Quarter	16.50	14.80	.2450	15.05	13.00	.2375
Fourth Quarter	15.99	15.00	.2450	16.00	14.05	.2400
			$.9775			$.9450

On March 1, 2006, the closing price of the Company’s stock was $15.44.

As of December 31, 2005, there were approximately 1,000 shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2005 and 2004, total distributions paid by the Company amounted to $9,287,149 or $.9775 per share ($.6961 taxed as ordinary income, $.1500 taxed as a long-term capital gain and $.1314 as a return of capital), and $8,149,313 or $.9450 per share ($.6409 taxed as ordinary income and $.3041 taxed as a long-term capital gain), respectively.

It is the Company’s intention to continue distributing quarterly dividends.  On January 12, 2006, the Company declared a cash dividend of $.2450 per share to be paid on March 15, 2006 to shareholders of record February 15, 2006.  Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2005, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders	296,000	$14.40	1,287,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	296,000	$14.40	1,287,000

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2005.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	December 31,
	2005	2004	2003	2002	2001

Operating Data:

Total Revenues	$39,339,573	$34,357,882	$33,790,503	$29,423,893	$26,882,399
Total Expenses	32,392,720	26,176,771	25,328,860	24,107,136	21,574,873
Gain (Loss) on Sales
of Investment
Property and
Equipment	43,489	20,638	55,888	664,546	(28,264)
Net Income	6,990,342	8,201,749	8,517,531	5,981,303	5,279,262
Net Income Per Share -
Basic	.74	.95	1.08	.79	.71
Diluted	.74	.95	1.07	.78	.70
Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$3,034,698	$5,115,754	$4,420,150	$6,747,943	$4,277,851
Investing Activities	(13,415,488)	(2,398,003)	326,610	(7,076,423)	(11,027,374)
Financing Activities	6,161,334	2,812,190	(3,840,868)	1,099,628	6,918,095
Balance Sheet Data:

Total Assets	$114,782,535	$103,164,988	$94,310,212	$89,026,506	$80,334,844
Mortgages Payable	48,706,241	50,501,243	44,222,675	43,321,884	38,652,025
Shareholders’ Equity	54,839,324	48,804,743	38,575,404	28,821,572	27,580,598
Other Information:

Average Number of
Shares Outstanding	9,473,155	8,598,686	7,858,888	7,600,266	7,457,636
Funds from
Operations (1)	$10,300,749	$11,355,784	$11,370,712	$8,788,197	$7,992,082
Cash Dividends
Per Share	.9775	.9450	.9050	.8650	.8025

 (1) Funds from Operations (FFO) is defined as net income excluding gains (or losses) from sales of depreciable assets, plus depreciation.  FFO should be considered as a supplemental measure of operating performance used by real estate investment trust (REITs).  FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost bases.  The items excluded from FFO are significant components in understanding and assessing the Company’s financial performance.  FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity.  FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company’s FFO is calculated as follows:

	2005	2004	2003	2002	2001

Net Income	$6,990,342	$8,201,749	$8,517,531	$5,981,303	$5,279,262
(Gain) Loss on Sales of Depreciable Assets	(43,489)	(20,638)	(55,888)	(3,546)	28,264
Depreciation Expense	3,353,896	3,174,673	2,909,069	2,810,440	2,684,556

FFO (1)	$10,300,749	$11,355,784	$11,370,712	$8,788,197	$7,992,082

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

During 2005, the Company acquired 185 acres of land in the Town and Village of Coxsackie, New York and 67 acres of land in the City of Vineland, New Jersey.   The Company hopes to develop new manufactured home communities on these properties.

The Company also holds a portfolio of securities of other REITs with a balance of $26,610,338 at December 31, 2005.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At December 31, 2005, the Company’s portfolio consisted of 57% preferred stocks, 20% common stocks and 22% debentures.  The Company’s weighted-average yield on the securities portfolio was approximately 7.2% at December 31, 2005.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain on securities available for sale transactions, net.  Rental and related income increased approximately 3% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily due to rent increases. Net income for the year ended December 31, 2005 decreased by $1,211,407 due primarily to a decrease in the gain on securities available for sales transactions of $1,232,653 for the year ended December 31, 2005 as compared to the year ended December 31, 2004.  Community operations have remained relatively stable.  Management is continuing to seek communities for acquisition, but the current acquisition environment is very competitive.

See PART I, Item 1- Business for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Significant Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U. S. generally accepted accounting principles.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. For a detailed description of these and other accounting policies, see Note 2 in the notes to the Company’s consolidated financial statements included in this Form 10-K.

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

 Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities.  Management individually reviews and evaluates our marketable securities for impairment on an annual basis or when events or circumstances occur.  Management considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.  If a decline in fair value is determined to be other than temporary,  an impairment charge is recognized in earnings and the cost basis of the individual security shall be written down to fair value as the  new cost basis.

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market or through dividend reinvestment plans.  These securities are classified among three categories:  Held-to-maturity, trading and available-for-sale.  As of December 31, 2005 and 2004, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Other

Estimates are used when accounting for the allowance for doubtful accounts, potentially excess and obsolete inventory and contingent liabilities, among others.  These estimates are susceptible to change and actual results could differ from these estimates.  The effects of changes in these estimates are recognized in the period they are determined.

Results of Operations

2005 vs. 2004

Rental and related income increased from $21,646,325 for the year ended December 31, 2004 to $22,280,917 for the year ended December 31, 2005 primarily due to rental increases to residents.  During 2005, the Company was able to obtain an average rent increase of approximately 3%.

Occupancy as well as the ability to increase rental rates directly affect revenues.  The Company’s occupancy rate has remained relatively stable at between 85% and 86%.  The Company has faced many challenges in filling vacant homesites.  Relatively low interest rates have continued to make site-built housing more accessible.  Attractive apartment rental deals continue to hinder occupancy advances.  Some of the Company’s vacancies are the result of expansions in progress.  Approximately 200 new home sites were created in 2005.  The Company is also evaluating further expansion at selected communities in order to increase the number of available sites.

Sales of manufactured homes increased from $7,286,610 for the year ended December 31, 2004 to $12,436,980 for the year ended December 31, 2005.  Cost of sales of manufactured homes increased from $5,693,028 for the year ended December 31, 2004 to 9,963,689 for the year ended December 31, 2005.  Selling expenses increased from $1,149,862 for the year ended

December 31, 2004 to $1,894,274 for the year ended December 31, 2005.  These increases were due to the increase in sales.  Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) increased from $443,720 for the year ended December 31, 2004 to $579,017 for the year ended December 31, 2005.  The Company has been experiencing an increase in sales volume primarily due to the expansion of a number of our communities.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Interest and dividend income increased from $2,842,523 in 2004 to $3,224,679 in 2005.   This was primarily as a result of an increase in interest income due to a higher balance of notes receivable.  This was partially offset by a decrease in dividend income due primarily to a lower average balance of securities available for sale during 2005 as a result of sales during 2004 and 2005.

Gains on securities transactions, net decreased from $2,465,487 in 2004 to $1,232,834 in 2005.  The Company sold more securities available for sale in 2004 as compared to 2005 due primarily to the unrealized gains existing in the portfolio in the fourth quarter of 2003 and the first three quarters of 2004.  Partially offsetting this decrease was a net gain on the futures contracts of $45,176 for 2005 as compared to a net loss of $234,922 for 2004.

Community operating expenses increased from $10,984,908 for the year ended December 31, 2004 to $11,773,859 for the year ended December 31, 2005 primarily as a result of acquisitions of the new communities in 2004 and increased personnel and insurance costs due to expansions.

General and administrative expenses increased from $2,513,692 in 2004 to $2,943,797 in 2005 primarily as a result of an increase in franchise taxes and payroll and professional fees.  The Company has expanded over 40% over the past five years.

Interest expense decreased from $2,529,752 in 2004 to $2,200,765 in 2005 primarily as a result of an increase of $773,894 in the fair market value of the Company’s interest rate swaps.  Interest capitalized on construction in progress amounted to $167,400 and $210,000 for 2005 and 2004, respectively.

Depreciation expense increased from $3,174,673 in 2004 to $3,353,896 in 2005 primarily as a result of the acquisitions of the new communities in 2004 and expansions placed in service in 2005.

Amortization of financing costs increased from $130,856 in 2004 to $262,440 in 2005 primarily as a result of a full year’s amortization on the new mortgages payable and lines of credit obtained in 2004.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2005:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable	$48,706,241	$3,338,601	$15,665,605	$16,383,892	$13,318,143
Operating Lease Obligations	780,000	180,000	360,000	240,000	-0-
Retirement Benefits	932,050	65,000	130,000	115,000	622,050
Purchase of Property	5,200,000	5,200,000	-0-	-0-	-0-
Total	$55,618,291	$8,783,601	$16,155,605	$16,738,892	$13,940,193

Mortgages payable represents the principal amounts outstanding based on scheduled payments.  The interest rates on these mortgages vary from fixed rates ranging from 4.625% to 7.36% and variable rates of prime plus ½% to LIBOR plus 1.55% to 1.75%.  The above table does not include the Company’s obligation under short-term borrowings including its lines of credit and margin loan as described in Note 5 of the Notes to Consolidated Financial Statements.

Operating lease obligations represent a lease, with a related party, for the Company’s corporate offices.  The original lease is for a five-year term with monthly lease payments of $12,000.  During 2005, the Company renewed this lease for an additional five-year term with monthly lease payments of $15,000.  The Company is also responsible for its proportionate share of real estate taxes and common area maintenance (See Note 8 of the Notes to Consolidated Financial Statements).

Retirement benefits represent post-retirement benefits that are not funded and therefore will be paid from the general assets of the Company.

Purchase of property represents a contract with Affordable Residential Communities Inc. to purchase Weatherly Estates I, a 271-space manufactured home community in Lebanon, Tennessee.  This purchase is scheduled to close in the first quarter of 2006.

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  At December 31, 2005, the Company’s shareholders’ equity increased to $54,839,324 as compared to $48,804,743 at December 31, 2004, principally due to proceeds from the dividend reinvestment and stock purchase plan (DRIP) partially offset by dividends and decreases in unrealized gains on securities available for sale.

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, and access to the capital markets.  Purchases of new properties, purchases of manufactured home inventory, investment in debt and equity securities of other REITS, payments of expenses related to real estate operations, capital improvements and expansion programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.

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

Management does not see an indication that material factors are present that may negatively impact cash flows.  The Company is not aware of adverse trends, demands, commitments, events or uncertainties that are reasonably likely to have an impact on the Company’s liquidity.  At December 31, 2005, the Company owns securities available for sale of $26,610,338, subject to margin loans of $4,934,325.  At December 31, 2005, the Company owns twenty-seven communities of which 12 have no mortgages.  The Company also has unused lines of credit totaling $17,000,000.  These marketable securities, non-mortgaged properties and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties and sell marketable securities will provide sufficient funds to adequately meet its obligations over the next several years.

Net cash provided by operating activities increased from $4,420,150 in 2003 to $5,115,754 in 2004 and decreased to $3,034,698 in 2005.  Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory of manufactured homes, loans to customers for the sales of manufactured homes, purchases of manufactured home communities and expansion of existing communities.  The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing.  The dividend payments were primarily made from cash flow from operations.

In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements and expansion programs, purchase of manufactured homes for rent, purchases of securities, scheduled mortgage amortization and dividend distributions.

The Company invests in debt and equity securities of other REITs for liquidity and additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  At December 31, 2005, $4,934,325 was outstanding on the margin loan.  During 2005, the Company’s securities portfolio increased by approximately $2,800,000 primarily due to purchases of approximately $11,300,000 partially offset by sales of approximately $6,300,000, and a decrease in the unrealized gain of approximately $2,200,000.

 During 2005, the Company recognized a portion of the substantial unrealized gains in the security portfolio.

The Company estimates that in 2006 it will purchase approximately 25 manufactured homes to be used as rentals for a total cost of $600,000.  Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.  Once rental homes reach 10 years old, the Company generally sells them.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service.  Excluding expansions and rental home purchases, the Company is budgeting approximately $1,000,000 in capital improvements for 2006.

The Company’s only significant commitments and contractual obligations relate to its mortgages payable, retirement benefits, the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements and the purchase of a community in Lebanon, Tennessee, which is scheduled to be closed in the first quarter of 2006.

The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan), which provides for the reinvestment of dividends and for monthly optional cash payments of not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company.  During 2005, amounts received, including dividends reinvested of $1,931,172, amounted to $9,188,271.  During 2005, the Company paid $9,287,149, including dividends reinvested. The success of the Plan resulted in a substantial improvement in the Company’s liquidity and capital resources in 2005.

During the year ended December 31, 2005, seven employees exercised their stock options and purchased 138,000 shares for a total of $1,266,913.  During the year ended December 31, 2004, four employees exercised their stock options and purchased 21,000 shares for a total of $185,725.

The Company has undeveloped land which it could develop over the next several years. The Company is also exploring the utilization of vacant land for town houses.  The Company continues to analyze the highest and best use of its vacant land, and uses it accordingly.

Recent Accounting Pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s (FASB) SFAS No. 123 (revision 2004), “Share-Based Payment” (SFAS No. 123R).  The Commission’s new rule allows companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commission’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

 In May of 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction”.  This standard is a replacement of APB Opinion No. 20 and SFAS No. 3.  Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred.  In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines.  This new standard is effective for fiscal years beginning after December 14, 2005.

In June 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When Limited Partners Have Certain Rights”.  EITF No. 04-05 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships.  Under EITF No. 04-05, the general partner’s control of a venture would be overcome if the limited partners have either “kick-out rights” (the right to dissolve or liquidate the venture or otherwise remove the general partner “without cause”) or “participating rights” (the right to effectively participate in significant decisions made in the ordinary course of the ventures business.

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

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

The following table sets forth information as of December 31, 2005, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2006			$1,551,271	$1,551,271
2007			3,637,654	3,637,654
2008	$5,087,179	4.625%	5,354,016	10,441,195
2009	3,185,646	4.750%	14,395,972	17,581,618
Thereafter	12,367,695	6.614%	3,126,808	15,494,504
Total	$20,640,521		$28,065,720	$48,706,241
Estimated Fair Value	$20,608,226		$28,065,720	$48,673,946

The Company’s variable rate long-term debt consists of six mortgage loans with interest rates ranging from prime plus ½% to LIBOR plus 1.55% to 1.75%.  To minimize the variability that changes in interest rates could have on its future cash flows, the Company has entered into five separate interest rate swap agreements.  The interest rate swap agreements have the effect of fixing interest rates relative to specific mortgage loans totaling approximately $25 million.  The effective fixed interest rates on these loans range from 5.17% to 6.39%.

The Company's remaining variable rate debt totals $3 million as of December 31, 2005 which bears interest at prime plus ½%.  If prime increased or decreased by 1%, the Company believes its interest expense would have increased or decreased by approximately $30,000, based on the balance of long-term debt outstanding at December 31, 2005.

The Company also has approximately $7.6 million in variable rate debt due on demand.  This debt primarily consists of $4.9 million margin loans secured by marketable securities, and a $2.7 million inventory financing loan.  The interest rates on these loans range from 6% to 9% at December 31, 2005.  The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2005.

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

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2005	March 31		June 30	September 30		December 31

Total Revenues	$8,543,418		$9,316,642	$11,247,848		$10,231,665
Total Expenses	6,079,613		8,480,354	9,024,409		8,808,344
Net Income (1)	2,456,249		828,326	2,259,635		1,446,132
Net Income per Share – Basic	.27		.09	.24		.15
Diluted	.27		.09	.24		.15

2004	March 31		June 30	September 30		December 31

Total Revenues	$9,465,609		$8,078,278	$8,130,692		$8,683,303
Total Expenses	6,305,512		5,939,845	7,053,525		6,877,889
Net Income	3,154,838	(2)	2,131,664	1,098,257	(2)	1,816,990
Net Income per Share – Basic	.38		.25	.13		.20
Diluted	.38		.25	.12		.20

(1)

Fluctuations are primarily due to changes in the fair value of interest rate swaps.

(2)

The changes are primarily due to the changes in Gain on Securities Transactions, net.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 1, 2005, the Company dismissed KPMG LLP as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

The audit reports of KPMG LLP on the consolidated financial statements of the Company and subsidiaries as of and for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG’s report on the Company’s consolidated financial statements for the year ended December 31, 2004 included a separate paragraph which stated the following: “As discussed in Note 1, the Company has restated its 2003 and 2002 consolidated financial statements.”  The audit reports of KPMG LLP on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG LLP’s report indicates that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of a material weakness on the achievement of the objectives of the control criteria and contains an explanatory paragraph which identified the following material weakness:  “The Company’s policies and procedures associated with the selection and application of accounting policies for purposes of preparing its annual and interim financial statements were not adequate.  Specifically, as of December 31, 2004, and due to the aforementioned deficiencies in the Company’s policies and procedures, the Company’s accounting for certain derivative financial instruments, to hedge the variability of cash flows of floating interest rate debt, was found to be inconsistent with U.S. generally accepted accounting principles.”

After December 31, 2004, the Company has implemented controls designed to reduce the risk of such an error in the future through implementation of a comprehensive review of each new interest rate swap for proper accounting treatment by the Company’s Chief Financial Officer.  The Company’s management and Audit Committee have discussed this issue with KPMG LLP.

In connection with the audits of the two fiscal years ended December 31, 2004 and the subsequent interim period through July 1, 2005, there were no (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, except that KPMG LLP advised the Company of the material weaknesses described in paragraph two above.

The Company provided KPMG LLP with a copy of the disclosure contained in Form 8-K filed on July 7, 2005 and requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  KPMG LLP’s letter, dated July 7, 2005, was filed as Exhibit 16.1 to the Form 8-K.

Effective as of July 1, 2005, the Company engaged the Reznick Group, P.C. as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements.  The decision to engage the Reznick Group, P.C. was approved by the Audit Committee of the Board of Directors as of such date.

Item 9A – Controls and Procedures

(a)

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2005.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Reznick Group, P.C., the Company’s independent registered public accounting firm, has issued their report on their audit of management’s assessment of the Company’s internal control over financial reporting, a copy of which is included herein.

(c)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

United Mobile Homes, Inc.:

We have audited management's assessment, included in the accompanying 10-K that United Mobile Homes, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  United Mobile Homes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that United Mobile Homes, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, United Mobile Homes, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of United Mobile Homes, Inc., and our report dated March 6, 2006 expressed an unqualified opinion.

/s/ Reznick Group, P.C.

Baltimore, Maryland

March 6, 2006

(d)    Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

There have been no changes to internal control over financial reporting during the Company’s fourth fiscal quarter.

Item 9B – Other Information

None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

The following are the Directors and Executive Officers of the Company as of December 31, 2005.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	47	Vice President and Chief Financial Officer (1995 to present) and Director. Certified Public Accountant; Vice President (2001 to present) and Director (1994 to present) of Monmouth Capital Corporation, an affiliate of the Company; Controller (1991 to 2003) and Director (1993 to 2004) of Monmouth Real Estate Investment Corporation, an affiliate of the Company.	1995

Eugene W. Landy	72	Chairman of the Board (1995 to present), President (1969 to 1995) and Director. Attorney at Law; Chairman of the Board (2001 to present), President and Director (1961 to present) of Monmouth Capital Corporation, an affiliate of the Company; President and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliate of the Company. Eugene W. Landy is the father of Samuel A. Landy and Michael P. Landy.	1969

Samuel A. Landy	45	President (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1994 to 2004) of Monmouth Capital Corporation, an affiliate of the Company; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliate of the Company. Samuel A. Landy is the son of Eugene W. Landy.	1992

Michael P. Landy	43

Vice President - Investments. Executive Vice President (2001 to present) of Monmouth Capital Corporation, an affiliate of the Company;  Vice President – Investments (2001 to present) of Monmouth Real Estate Investment Corporation, an affiliate of the Company; President (1998 to  2001)  of Siam  Records, LLC.  Michael P. Landy is the son of Eugene W. Landy.

			N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

James E. Mitchell	65	Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present).	2001

Richard H. Molke	79	Director. General Partner of Molke Family Limited Partnership (1994 to present).	1986

Eugene Rothenberg	73	Director. Retired physician; Director (2001 to present) of Monmouth Capital Corporation, an affiliate of the Company.	1977

Robert G. Sampson	79	Director. Director (1963 to present) of Monmouth Capital Corporation, an affiliate of the Company; Director (1968 to 2001) of Monmouth Real Estate Investment Corporation, an affiliate of the Company; General Partner (1983 to present) of Sampco, Ltd., an investment group.	1969

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are James E. Mitchell (Chairman), Richard H. Molke, and Eugene Rothenberg.

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

Item 11 – Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2005, 2004 and 2003 to the Chairman of the Board, President and Vice President.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and			Annual Compensation
Principal Position	Year	Salary	Bonus	All Other	Options

Eugene W. Landy	2005	$175,000	$ -0-	$36,931 (2)	-0-
Chairman of the	2004	175,000	-0-	19,430 (1)	-0-
Board	2003	150,000	-0-	35,776 (2)	-0-

Samuel A. Landy	2005	329,922	60,689	24,465 (3)	50,000
President	2004	314,212	37,035	23,965 (3)	25,000
	2003	299,250	54,862	23,085 (3)	25,000

Anna T. Chew	2005	214,412	20,247	25,470 (3)	10,000
Vice President	2004	194,920	17,497	24,268 (3)	10,000
	2003	177,200	16,194	19,631 (4)	10,000

(1)

Represents Director’s fees and fringe benefits.

(2)

Represents Director’s fees, legal fees and fringe benefits.

(3)

Represents Director’s fees, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)

Represents Directors’ fees and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

Stock Option Plan

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

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 2005:

Name	Options Granted	Granted to Employees	Price Per Share	Expiration Date	Grant Date Present Value (1)

Samuel A. Landy	43,600	48%	$15.62	02/01/13	$61,912
Samuel A. Landy	6,400	7%	17.19	02/01/13	7,296
Anna T. Chew	10,000	11%	15.05	07/18/13	12,600

(1)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 19.04%, risk-free interest rate of 4.01%, dividend yield of 6.35%, and expected life of the options of eight years. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2005:

					Value of
			Number of Unexercised		Unexercised Options
	Shares	Value	Options at Year-End		At Year-End
Name	Exercised	Realized	Exercisable/Unexercisable		Exercisable/Unexercisable

Eugene W. Landy	50,000	$382,500	-0-	-0-	$ -0-	$ -0-
Samuel A. Landy	50,000	$362,687	100,000/	50,000	$213,438/	$12,208
Anna T. Chew	16,000	$73,900	24,000/	10,000	$50,700/	$8,500

Compensation of Directors

The Directors receive a fee of $1,500 for each Board meeting attended, and an additional fixed annual fee of $10,000, payable $2,500 quarterly.   Directors appointed to house committees receive $150 for each meeting attended.  Those specific committees are Compensation Committee, Audit Committee, Nominating Committee and Stock Option Committee.

Employment Contracts

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

Report of Board of Directors on Executive Compensation

Overview and Philosophy

The Company has a Compensation Committee consisting of four independent outside Directors.  This Committee is responsible for making recommendations to the Board of Directors concerning executive compensation.  The Compensation Committee takes into consideration three major factors in setting compensation.

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

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year.  (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $175,000 and $36,931 in director’s fees, legal fees and fringe benefits).

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President, including funds from operations.  Mr. Samuel Landy is under an employment agreement with the Company.  His base compensation under this contract is $329,922 for 2005.  Mr. Samuel Landy also received bonuses totaling $60,689.  These bonuses were primarily based upon his meeting certain performance goals as outlined in his employment agreement.

Compensation Committee:

James E. Mitchell

Richard H. Molke

Eugene Rothenberg

Robert G. Sampson

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

350
300
250
200
150
100
50
0
DOLLARS
2000
2001
2002
2003
2004
2005
YEAR ENDED DECEMBER 31,
UNITED MOBILE HOMES, INC.
NAREIT COMPOSITE
S & P 500

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2005 by:

-

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

-

the Company’s directors;

-

the Company’s executive officers; and

-

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o United Mobile Homes, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2005 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Anna T. Chew	119,977(3)	1.22%
Eugene W. Landy	1,001,639(4)	10.21%
Samuel A. Landy	423,702(5)	4.26%
Michael P. Landy	158,407(6)	1.62%
James E. Mitchell	170,550(7)	1.74%
Richard H. Molke	109,656(8)	1.12%
Eugene D. Rothenberg	82,040(9)	*
Robert G. Sampson	130,589(10)	1.33%
Directors and Officers as a Group * Less than 1%	2,196,560	22.01%

___________________________

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on December 31, 2005 which was 9,806,939 Shares.

 (3)

Includes (a) 88,377 shares owned jointly with Ms. Chew’s husband, (b) 7,600 shares held in Ms. Chew’s 401(k) Plan, and (c) 24,000 shares issuable upon exercise of stock options.  Excludes 10,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until July 18, 2006.

 (4)

Includes (a) 95,661 shares owned by Mr. Landy’s wife, (b) 172,608 shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 73,212 shares held in the Landy & Landy Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 shares held in the Landy & Landy Pension Plan of which Mr. Landy is a Trustee with power to vote, (e) 50,000 shares held in the Eugene W. Landy Charitable Lead Annuity Trust, a charitable trust for which Mr. Landy has power to vote, and (f) 65,000 shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote.   Excludes 206,712 shares held by Mr. Landy’s adult children in which he disclaims any beneficial interest.

(5)

Includes (a) 29,006 shares owned jointly with Mr. Landy’s wife, (b) 32,245 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 6,221 shares in the Samuel Landy Limited Partnership, (d) 12,544 shares held in Mr. Landy’s 401(k) Plan, and (e) 150,000 shares issuable upon exercise of stock options.

(6)

Includes (a) 5,866 shares owned by Mr. Landy’s wife, (b) and 25,561 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.

(7)

Includes 135,582 shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.

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

Item 14 – Principal Accounting Fees and Services

KPMG LLP (KPMG) served as the Company’s independent registered public accountants for the years ended December 31, 2004 and 2003 and the first quarter of fiscal 2005.  The following are the fees billed by KPMG in connection with services rendered:

	2005	2004

Audit Fees	$14,500	$155,000
Audit Related Fees	-0-	6,500
Tax Fees	-0-	50,750
All Other Fees	-0-	-0-
Total Fees	$14,500	$212,250

Reznick Group (Reznick) served as the Company’s independent registered public accountants for the year ended December 31, 2005.  The following are fees billed by and accrued to Reznick in connection with services rendered:

	2005	2004

Audit Fees	$108,200	$ -0-
Audit Related Fees	-0-	-0-
Tax Fees	41,800	-0-
All Other Fees	-0-	-0-
Total Fees	$150,000	$ -0-

Audit fees include professional services rendered for the audit of the Company’s annual financial statements and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q.  Audit fees also include services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Tax fees include professional services rendered for the preparation of the Company’s federal and state corporate tax returns and supporting schedules as may be required by the Internal Revenue Service and applicable state taxing authorities.  Tax fees also include other work directly affecting or supporting the payment of taxes, including planning and research of various tax issues.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by the Company’s principal independent registered public accounting firm.  The policy requires that all services provided by our principal independent registered public accounting firm to the Company, including audit services, audit-related services, tax services and other services, must be pre-approved by the Committee.  The pre-approval requirements do not prohibit day-to-day normal tax consulting services, which matters will not exceed $10,000 in the aggregate.

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining KPMG and Reznick’s independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) (1)	The following Financial Statements are filed as part of this report.
		Page(s)

(i) (a)	Report of Independent Registered Public Accounting Firm	45
(i) (b)	Report of Independent Registered Public Accounting Firm	46

(ii)	Consolidated Balance Sheets as of December 31, 2005 and 2004	47

(iii)	Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003	48

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	49-50

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	51

(vi)	Notes to Consolidated Financial Statements	52-76

(a) (2)	The following Financial Statement Schedule for the years ended December 31, 2005, 2004 and 2003 is filed as part of this report

(i)	Schedule III – Real Estate and Accumulated Depreciation	77-80

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

(10.4)  Amendment to employment contract with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference from the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005).

(10.5)  Employment contract with Mr. Ernest V. Bencivenga dated November 9, 1993 (incorporated by reference from the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

(10.6) Employment contract with Mr. Samuel A. Landy effective January 1, 2005.

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

(23.1)	Consent of KPMG LLP.

(23.2)	Consent of Reznick Group.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

United Mobile Homes, Inc.:

We have audited the accompanying consolidated balance sheet of United Mobile Homes, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year ended December 31, 2005.  In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.   Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Mobile Homes, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/  Reznick Group,  P.C.

Baltimore, Maryland

March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

United Mobile Homes, Inc.:

We have audited the consolidated balance sheet of United Mobile Homes, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Mobile Homes, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 30, 2005

UNITED MOBILE HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

- ASSETS -	2005	2004

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 12,054,525	$ 8,412,970
Site and Land Improvements	69,419,378	62,948,578
Buildings and Improvements	3,448,754	3,155,347
Rental Homes and Accessories	11,318,380	10,308,654
Total Investment Property	96,241,037	84,825,549
Equipment and Vehicles	6,331,747	5,774,826
Total Investment Property and Equipment	102,572,784	90,600,375
Accumulated Depreciation	(43,501,401)	(40,562,454)
Net Investment Property and Equipment	59,071,383	50,037,921

OTHER ASSETS
Cash and Cash Equivalents	4,555,356	8,774,812
Securities Available for Sale	26,610,338	23,821,078
Inventory of Manufactured Homes	8,153,616	5,190,465
Notes and Other Receivables, net	13,136,356	9,106,302
Unamortized Financing Costs	550,036	758,102
Prepaid Expenses	607,615	667,290
Land Development Costs	2,097,835	4,809,018
Total Other Assets	55,711,152	53,127,067

TOTAL ASSETS	$114,782,535	$103,164,988

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 48,706,241	$ 50,501,243
OTHER LIABILITIES
Accounts Payable	1,231,144	584,676
Loans Payable	7,618,478	775,803
Accrued Liabilities and Deposits	1,894,962	1,973,277
Tenant Security Deposits	492,386	525,246
Total Other Liabilities	11,236,970	3,859,002
Total Liabilities	59,943,211	54,360,245

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 9,806,939 and 9,261,080 shares issued and 9,806,939 and 9,048,423 shares outstanding as of December 31, 2005 and 2004, respectively	980,694	926,108
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	53,609,854	45,962,116
Accumulated Other Comprehensive Income	916,569	3,142,945
Undistributed Income	(667,793)	784,073
Treasury Stock at Cost ( 212,657 shares at December 31, 2004)	-0-	(2,010,499)
Total Shareholders’ Equity	54,839,324	48,804,743

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,782,535	$ 103,164,988

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

REVENUES:

Rental and Related Income	$ 22,280,917	$ 21,646,325	$ 20,954,274
Sales of Manufactured Homes	12,436,980	7,286,610	6,758,168
Interest and Dividend Income	3,224,679	2,842,523	3,260,261
Gain on Securities Transactions, net	1,232,834	2,465,487	2,698,724
Other Income	164,163	116,937	119,076

Total Revenues	39,339,573	34,357,882	33,790,503

EXPENSES:
Community Operating Expenses	11,773,859	10,984,908	10,305,372
Cost of Sales of Manufactured Homes	9,963,689	5,693,028	5,360,554
Selling Expenses	1,894,274	1,149,862	1,255,773
General and Administrative	2,943,797	2,513,692	2,589,275
Interest Expense	2,200,765	2,529,752	2,800,017
Depreciation Expense	3,353,896	3,174,673	2,909,069
Amortization of Financing Costs	262,440	130,856	108,800

Total Expenses	32,392,720	26,176,771	25,328,860

Income Before Gain on Sales of Investment Property and Equipment	6,946,853	8,181,111	8,461,643
Gain on Sales of Investment Property and Equipment	43,489	20,638	55,888

Net Income	$ 6,990,342	$ 8,201,749	$ 8,517,531

Net Income Per Share -
Basic	$ .74	$ .95	$ 1.08
Diluted	$ .74	$ .95	$ 1.07

Weighted Average Shares
Outstanding:
Basic	9,473,155	8,598,686	7,858,888
Diluted	9,504,449	8,676,485	7,942,459

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

				Accumulated
			Additional	Other
	Common Stock Issued		Paid-In	Comprehensive
	Number	Amount	Capital	Income

Balance December 31, 2002	8,063,750	$806,375	$28,496,483	$3,988,429

Common Stock Issued with the DRIP*	378,380	37,838	5,691,245	-0-
Common Stock Issued through the Exercise of Stock Options	115,000	11,500	1,174,400	-0-
Distributions	-0-	-0-	-0-	-0-
Payments on Notes Receivable from Officers	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	27,653	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	1,319,766

Balance December 31, 2003	8,557,130	855,713	35,389,781	5,308,195

Common Stock Issued with the DRIP*	682,950	68,295	10,276,208	-0-
Common Stock Issued through the Exercise of Stock Options	21,000	2,100	183,625	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	112,502	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(2,165,250)

Balance December 31, 2004	9,261,080	926,108	45,962,116	3,142,945

Common Stock Issued with the DRIP*	407,859	40,786	7,136,986	-0-
Common Stock Issued through the Exercise of Stock Options	138,000	13,800	1,253,113	-0-
Distributions	-0-	-0-	(844,941)	-0-
Stock Compensation Expense	-0-	-0-	102,580	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(2,226,376)

Balance December 31, 2005	9,806,939	$980,694	$53,609,854	$916,569

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Undistributed
	Income		Notes
	(Accumulated	Treasury	Receivable	Comprehensive
	Deficit)	Stock	From Officers	Income

Balance December 31, 2002	$(667,793)	$(3,709,922)	$(92,000)

Common Stock Issued with the DRIP*	-0-	-0-	-0-
Common Stock Issued through the Exercise of Stock Options	-0-	-0-	-0-
Distributions	(7,118,101)	-0-	-0-
Payments on Notes Receivable from Officers	-0-	-0-	92,000
Stock Compensation Expense	-0-	-0-	-0-
Net Income	8,517,531	-0-	-0-	$8,517,531
Unrealized Net Holding Gains on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	1,319,766

Balance December 31, 2003	731,637	(3,709,922)	-0-	$9,837,297

Common Stock Issued with the DRIP*	-0-	1,699,423	-0-
Common Stock Issued through the Exercise of Stock Options	-0-	-0-	-0-
Distributions	(8,149,313)	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-
Net Income	8,201,749	-0-	-0-	$8,201,749
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(2,165,250)

Balance December 31, 2004	784,073	(2,010,499)	-0-	$6,036,499

Common Stock Issued with the DRIP*	-0-	2,010,499	-0-
Common Stock Issued through the Exercise of Stock Options	-0-	-0-	-0-
Distributions	(8,442,208)	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-
Net Income	6,990,342	-0-	-0-	$6,990,342
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(2,226,376)

Balance December 31, 2005	$(667,793)	$ -0-	$ -0-	$4,763,966

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UNITED MOBILE HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 6,990,342	$ 8,201,749	$ 8,517,531
Depreciation	3,353,896	3,174,673	2,909,069
Amortization of Financing Costs	262,440	130,856	108,800
Stock Compensation Expense	102,580	112,502	27,653
Increase in Provision for Uncollectible Notes and Other Receivables	302,274	245,102	226,675
Gain on Securities Transactions, net	(1,232,834)	(2,465,487)	(2,698,724)
Gain on Sales of Investment Property & Equipment	(43,489)	(20,638)	(55,888)
Changes in Operating Assets and Liabilities -
Inventory of Manufactured Homes	(2,963,151)	(1,554,511)	(860,495)
Notes and Other Receivables	(4,332,328)	(2,012,824)	(2,764,286)
Prepaid Expenses	59,675	(107,696)	(137,271)
Accounts Payable	646,468	(70,972)	(301,015)
Accrued Liabilities and Deposits	(78,315)	(539,620)	(543,584)
Tenant Security Deposits	(32,860)	22,620	(8,315)
Net Cash Provided by Operating Activities	3,034,698	5,115,754	4,420,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	-0-	(3,535,400)	(918,000)
Purchase of Land	(3,661,555)	-0-	-0-
Purchase of Investment Property and Equipment	(3,530,015)	(4,112,104)	(3,155,336)
Proceeds from Sales of Investment Property and Equipment	444,011	431,843	394,254
Additions to Land Development Costs	(2,885,127)	(2,757,712)	(1,701,555)
Purchase of Securities Available for Sale	(11,309,592)	(6,039,340)	(8,528,110)
Proceeds from Sales of Securities Available for Sale	7,526,790	13,614,710	14,235,357
Net Cash (Used) Provided by Investing Activities	(13,415,488)	(2,398,003)	326,610

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	-0-	17,000,000	3,500,000
Net (Payments on) Proceeds from Short-Term Borrowings	6,842,675	(7,065,159)	(4,518,003)
Principal Payments of Mortgages and Loans	(1,795,002)	(10,721,432)	(2,599,209)
Financing Costs on Debt	(54,374)	(481,557)	(112,538)
Proceeds from Issuance of Common Stock	7,257,099	10,153,259	3,984,987
Proceeds from Exercise of Stock Options	1,266,913	185,725	1,185,900
Collection on Notes Receivable from Officers		-0-	92,000
Dividends Paid	(7,355,977)	(6,258,646)	(5,374,005)
Net Cash Provided (Used) by Financing Activities	6,161,334	2,812,190	(3,840,868)

NET (DECREASE) INCREASE IN CASH	(4,219,456)	5,529,941	905,892
CASH & CASH EQUIVALENTS – BEGINNING	8,774,812	3,244,871	2,338,979
CASH & CASH EQUIVALENTS – ENDING	$ 4,555,356	$ 8,774,812	$ 3,244,871

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST

United Mobile Homes, Inc. (the Company) owns and operates twenty-seven manufactured home communities containing approximately 6,400 sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

The Company owns and operates twenty-seven manufactured home communities containing approximately 6,400 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Brookview Village	Greenfield Center, New York
Cedarcrest	Vineland, New Jersey
Cranberry Village	Cranberry Township, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
D& R Village	Clifton Park, New York
Fairview Manor	Millville, New Jersey
Forest Park Village	Cranberry Township, Pennsylvania
Heather Highlands	Inkerman, Pennsylvania
Highland Estates	Kutztown, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Memphis Mobile City	Memphis, Tennessee
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Sandy Valley Estates	Magnolia, Ohio
Southwind Village	Jackson, New Jersey
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Spreading Oaks Village	Athens, Ohio
Waterfalls Village	Hamburg, New York
Woodlawn Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Wood Valley	Caledonia, Ohio

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

Securities Available for Sale

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market or through dividend reinvestment plans.  These securities are classified among three categories:  Held-to-maturity, trading and available-for-sale.  As of December 31, 2005 and 2004, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value.  Any impairment is charged to earnings and a new cost basis for the security established.

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

The interest rate swap agreements have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 12/31/2005

Cranberry Village	8/1/2008	LIBOR + 1.65%	5.17%	$2,059,237
Fairview Manor	7/27/2007	LIBOR + 1.55%	6.39%	3,637,653
Forest Park Village	8/1/2008	LIBOR + 1.65%	5.17%	3,294,779
Laurel Woods	10/10/2006	LIBOR + 1.55%	6.38%	1,551,271
Various	11/19/2009	LIBOR + 1.75%	5.82%	14,395,972
				$24,938,912

Each of the Company's interest rate swaps is based upon 30-day LIBOR.  The scheduled maturity dates, payment dates and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgages.

These interest rate swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities”, as amended and, therefore, resulted in all fair value adjustments to the carrying value of the derivatives being recorded as a component of current period earnings.  The Company has recorded as a deduction from interest expense, non-cash fair value adjustments of $773,894, $221,563 and $390,473 for the years ended December 31, 2005, 2004 and 2003, respectively, based upon the change in fair value of the Company’s interest rate swaps.  The recorded asset (liability) at December 31, 2005 and 2004 amounted to $471,085 and ($302,809), respectively.  These non-cash valuation adjustments will only be settled for cash if the Company terminates the swaps prior to maturity.

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

Notes and Other Receivables

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly.  Interest rates on these loans range from 4% to 13.5%.  Maturity is approximately 15 years.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements.  The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  At December 31, 2005 and 2004, the reserves for uncollectible notes receivables were $923,315 and $650,241 respectively.  For the years ended December 31, 2005, 2004 and 2003, the provisions for uncollectible notes receivables were $333,350, $218,279 and $274,618, respectively.  Charge-offs for the years ended December 31, 2005, 2004 and 2003 amounted to $60,276, $53,938 and $21,218, respectively.

Revenue Recognition

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (9,473,155, 8,598,686 and 7,858,888 in 2005, 2004 and 2003, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (9,504,449, 8,676,485 and 7,942,459 in 2005, 2004 and 2003, respectively) (See Note 6).  Options in the amount of 31,294, 77,799 and 83,571 for 2005, 2004, and 2003, respectively, are included in the diluted weighted average shares outstanding.

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

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”, compensation costs of $102,580, $112,502 and $27,653 have been recognized in 2005, 2004 and 2003, respectively as follows:

	2005	2004	2003

Net income prior to compensation expense	$7,092,922	$8,314,251	$8,545,184
Stock based compensation expense	102,580	112,502	27,653
Net income as reported	6,990,342	8,201,749	8,517,531
Compensation expenses if the fair value method had been applied to grants in 2002	-0-	-0-	8,815

Net Income Pro forma	$6,990,342	$8,201,749	$8,508,716

Net Income Per Share – As Reported Basic	$ .74	$ .95	$ 1.08
Diluted	.74	.95	1.07

Net Income Per Share – Pro Forma Basic	$ .74	$ .95	$ 1.08
Diluted	.74	.95	1.07

Treasury Stock

Treasury stock is accounted for under the cost method.

Comprehensive Income

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

New Accounting Pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s (FASB) SFAS No. 123 (revision 2004), “Share-Based Payment” (SFAS No. 123R).  The Commission’s new rule allows companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commission’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

 In May of 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction”.  This standard is a replacement of APB Opinion No. 20 and SFAS No. 3.  Under the new standard, any voluntary changes in accounting principles should be adopted via a retrospective application of the accounting principle in the financial statements presented in addition to obtaining an opinion from the auditors that the new principle is preferred.  In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes explicit transition guidelines.  This new standard is effective for fiscal years beginning after December 14, 2005.

In June 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When Limited Partners Have Certain Rights”.  EITF No. 04-05 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real estate ventures and limited partnerships.  Under EITF No. 04-05, the general partner’s control of a venture would be overcome if the limited partners have either “kick-out rights” (the right to dissolve or liquidate the venture or otherwise remove the general partner “without cause”) or “participating rights” (the right to effectively participate in significant decisions made in the ordinary course of the ventures business.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On June 17, 2005, the Company acquired 185 acres of land in the Town and Village of Coxsackie, New York for a total purchase price, including closing costs, of approximately $1,758,000.  This property will be used to develop a new community for the Company.

On November 22, 2005, the Company acquired 67 acres of land in the City of Vineland, New Jersey, for a total purchase price, including closing costs, of approximately $1,904,000. With this purchase, the Company owns 132 acres adjoining its Fairview Manor Manufactured Home Community.  The Company hopes to develop a 400-space, 55-and-older manufactured home community on this property.

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

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2005	December 31, 2004

Site and Land Improvements	$ 34,179,314	$ 32,084,011
Buildings and Improvements	1,880,364	1,785,306
Rental Homes and Accessories	3,236,608	2,983,572
Equipment and Vehicles	4,205,115	3,709,565

Total Accumulated Depreciation	$ 43,501,401	$ 40,562,454

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a listing of securities available for sale at December 31, 2005:

	Series	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value

Debt Securities:

Monmouth Capital Corporation *
Convertible Subordinated Debentures Matures 10/23/2013		8.000%	1,000,000	$1,000,000	$1,000,000
Convertible Subordinated Debentures Matures 3/30/2015		8.000%	5,000,000	5,000,000	5,000,000
Total Debt Securities				6,000,000	6,000,000

Equity Securities:

Preferred Stock:

Alexandria Real Estate Equities, Inc.	B	9.100%	4,000	100,000	103,320
American Land Lease, Inc.	A	7.750%	41,800	1,045,580	1,022,010
Apartment Investment & Management Co.	G	9.375%	9,500	216,605	247,475
Apartment Investment & Management Co.	R	10.000%	12,000	308,325	306,240
Apartment Investment & Management Co.	T	8.000%	10,000	250,000	250,000
Ashford Hospitality Trust Inc.	A	8.550%	4,000	100,000	102,400
Brandywine Realty Trust	D	7.375%	4,000	100,000	99,400
BRE Properties, Inc.	C	6.750%	6,000	150,000	148,320
CarrAmerica Realty Corporation	E	7.500%	6,000	150,000	151,500
CBL & Associates Properties, Inc.	C	7.750%	6,000	150,000	151,800
Cousins Properties, Inc.	A	7.750%	1,000	26,350	25,750
Corporate Office Properties Trust	H	7.500%	5,000	125,000	126,250
Developers Diversified Realty Corporation	F	8.600%	4,000	100,000	101,480
Developers Diversified Realty Corporation	H	7.375%	23,000	575,000	572,700
Developers Diversified Realty Corporation	I	7.500%	4,000	100,000	101,400
Duke Realty Corporation	J	6.625%	4,000	100,000	98,520
Duke Realty Corporation	K	6.500%	4,000	100,000	97,040
Eagle Hospitality Properties Trust	A	8.250%	4,000	100,000	97,800
Equity Inns, Inc.	B	8.750%	30,000	750,000	768,600
Equity Residential	C	9.125%	8,000	219,000	203,040
Equity Residential	N	6.480%	3,000	74,462	71,607
Federal Realty Investment Trust	B	8.500%	4,000	99,680	103,080
Felcor Lodging Trust Incorporated	A	7.800%	39,600	850,193	938,520
Felcor Lodging Trust Incorporated	C	8.000%	40,000	967,318	960,800
Glenborough Realty Trust Incorporated	A	7.750%	4,733	93,415	119,272
Health Care Property Investors, Inc.	E	7.250%	10,000	250,000	251,600
Health Care Property Investors, Inc.	F	7.100%	5,000	125,000	125,500
Health Care REIT, Inc.	D	7.875%	8,000	200,000	201,840
Health Care REIT, Inc.	F	7.625%	4,000	100,000	99,400
Highwoods Properties, Inc.	B	8.000%	3,304	80,308	82,930
Host Marriott Corporation	C	10.000%	3,000	79,200	75,750
Host Marriott Corporation	E	8.875%	4,000	100,000	107,000

	Series	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value

HRPT Properties Trust	A	9.875%	47,500	1,201,247	1,207,925
HRPT Properties Trust	B	8.750%	17,000	425,130	440,300
iStar Financial Inc.	E	7.875%	18,000	450,005	453,600
LaSalle Hotel Properties	D	7.500%	8,000	200,004	184,400
LaSalle Hotel Properties	A	10.250%	12,000	306,835	312,000
Lexington Corporate Properties Trust	B	8.050%	20,000	500,000	507,200
LTC Properties, Inc.	F	8.000%	6,000	150,000	150,900
Maguire Properties, Inc.	A	7.625%	5,000	125,000	122,500
Mid-America Apartment Communities, Inc.	H	8.300%	24,000	610,800	613,920
The Mills Corporation	G	7.875%	20,000	500,000	500,000
Omega Healthcare Investors, Inc.	D	8.375%	5,000	125,000	126,100
Pennsylvania Real Estate Investment Trust	A	11.000%	19,000	713,337	1,054,500
ProLogis	G	6.750%	3,000	75,000	74,100
PS Business Parks, Inc.	D	9.500%	2,000	50,900	50,740
PS Business Parks, Inc.	F	8.750%	4,000	100,000	101,720
Public Storage, Inc.	W	6.500%	6,000	150,000	140,280
Sizeler Property Investors, Inc.	B	9.750%	1,000	25,000	25,650
SL Green Realty Corporation	C	7.625%	5,000	125,000	125,950
SNH Capital Trust I	Z	10.125%	6,800	174,771	174,964
United Dominion Realty Trust	B	8.600%	1,000	19,120	25,720
Windrose Medical Properties	A	7.500%	40,000	1,000,000	1,010,000
Total Preferred Stock				14,812,585	15,314,813

Common Stock:

Champion Enterprises, Inc.			80,000	798,280	1,089,600
Equity Lifestyle Properties, Inc.			3,000	99,260	133,500
Fleetwood Enterprises, Inc.			145,000	1,812,975	1,790,750
Getty Realty Corp.			8,000	180,304	210,320
Mission West Properties, Inc.			26,900	271,958	262,006
Monmouth Capital Corporation *			93,528	342,406	505,049
Monmouth Real Estate Corporation *			75,000	581,256	601,500
New Plan Excel Realty			10,000	272,503	231,800
Sun Communities, Inc.			15,000	522,242	471,000
Total Common Stock				4,881,184	5,295,525
Total Equity Securities				19,693,769	20,610,338
Total Securities Available for Sale				$25,693,769	$26,610,338

*

Related entity – See Note 8.

The following is a listing of securities available for sale at December 31, 2004:

	Series	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value

Debt Securities:

Monmouth Capital Corporation* Convertible Subordinated Debentures Matures 10/23/2013		8%	1,000,000	$1,000,000	$1,068,355
Sizeler Property Investors, Inc. Convertible Subordinated Debentures Matures 7/15/2009		9%	2,300,000	2,241,198	2,420,750
Total Debt Securities				3,241,198	3,489,105

Equity Securities:

Preferred Stock:

Alexandria Real Estate Equities, Inc.	B	9.1%	4,000	100,000	108,000
Apartment Investment & Management Co.	G	9.375%	9,500	216,605	259,730
Apartment Investment & Management Co.	R	10%	12,000	308,325	319,560
Apartment Investment & Management Co.	T	8%	10,000	250,000	254,100
Ashford Hospitality Trust Inc.	A	8.55%	4,000	100,000	103,200
Brandywine Realty Trust	D	7.375%	4,000	100,000	100,600
BRE Properties, Inc.	C	6.75%	6,000	150,000	150,120
CarrAmerica Realty Corporation	E	7.5%	6,000	150,000	159,360
CBL & Associates Properties, Inc.	C	7.75%	6,000	150,000	157,680
Cousins Properties, Inc.	A	7.75%	1,000	26,350	26,150
Corporate Office Properties Trust	H	7.5%	5,000	125,000	127,500
Developers Diversified Realty Corporation	F	8.6%	4,000	100,000	107,320
Developers Diversified Realty Corporation	H	7.375%	23,000	575,000	595,930
Developers Diversified Realty Corporation	I	7.5%	4,000	100,000	103,600
Duke Realty Corporation	J	6.625%	4,000	100,000	104,800
Duke Realty Corporation	K	6.5%	4,000	100,000	101,200
Equity Inns, Inc.	B	8.75%	30,000	750,000	786,000
Equity Residential	C	9.125%	8,000	219,000	215,120
Equity Residential	N	6.48%	3,000	74,462	76,407
Federal Realty Investment Trust	B	8.5%	4,000	99,680	108,520
Felcor Lodging Trust Incorporated	A	$1.95	39,600	850,193	1,004,256
Felcor Lodging Trust Incorporated	B	9%	43,200	952,376	1,099,873
Glenborough Realty Trust Incorporated	A	7.75%	8,676	163,446	220,370
Health Care Property Investors, Inc.	E	7.25%	10,000	250,000	261,000
Health Care Property Investors, Inc.	F	7.1%	5,000	125,000	126,550
Health Care REIT, Inc.	D	7.875%	8,000	200,000	207,920
Health Care REIT, Inc.	F	7.625%	4,000	100,000	101,000
Highwoods Properties, Inc.	B	8%	4,000	96,480	101,240
Highwoods Properties, Inc.	D	8%	1,000	22,320	25,170
Host Marriott Corporation	C	10%	3,000	79,200	79,110

	Series	Interest Rate	Number of Shares	Cost	Estimated Market Value

Host Marriott Corporation	E	8.875%	4,000	100,000	110,280
HRPT Properties Trust	A	9.875%	47,500	1,201,247	1,284,875
HRPT Properties Trust	B	8.75%	17,000	425,130	469,540
iStar Financial Inc.	E	7.875%	18,000	450,005	469,800
Kramont Realty Trust	B-1	9.75%	4,100	83,992	135,218
Kramont Realty Trust	E	8.25%	8,000	200,000	201,200
LaSalle Hotel Properties	A	10.25%	12,000	306,835	328,800
Lexington Corporate Properties Trust	B	8.05%	20,000	500,000	526,200
LTC Properties, Inc.	F	8%	6,000	150,000	158,100
Maguire Properties, Inc.	A	7.625%	5,000	125,000	128,000
Mid-America Apartment Communities, Inc.	H	8.3%	24,000	610,800	624,000
Omega Healthcare Investors, Inc.	D	8.375%	5,000	125,000	132,000
Pennsylvania Real Estate Investment Trust	A	11%	19,000	713,337	1,149,500
ProLogis	G	6.75%	3,000	75,000	75,690
PS Business Parks, Inc.	D	9.5%	2,000	50,900	53,640
PS Business Parks, Inc.	F	8.75%	4,000	100,000	107,000
Public Storage, Inc.	W	6.5%	6,000	150,000	151,020
Sizeler Property Investors, Inc.	B	9.75%	1,000	25,000	26,750
SL Green Realty Corporation	C	7.625%	5,000	125,000	128,000
SNH Capital Trust I		10.125%	6,800	174,771	181,220
United Dominion Realty Trust	B	8.6%	1,000	19,120	26,950
Total Preferred Stock				12,344,574	13,659,169

Common Stock:

Equity Lifestyle Properties, Inc.			3,000	99,260	107,250
Fleetwood Enterprises, Inc.			200,000	2,129,472	2,692,000
Getty Realty Corp.			8,000	180,304	229,840
Mission West Properties, Inc.			10,000	106,500	106,400
Monmouth Capital Corporation *			85,692	299,570	549,285
New Plan Excel Realty Trust			25,000	474,997	677,000
Pennsylvania Real Estate Investment Trust			2,871	71,131	122,879
Sizeler Property Investors, Inc.			155,000	1,399,397	1,825,900
Sun Communities, Inc.			9,000	331,730	362,250
Total Common Stock				5,092,361	6,672,804
Total Equity Securities				17,436,935	20,331,973
Total Securities Available for Sale				$20,678,133	$23,821,078

*

Related entity – See Note 8.

The Company had securities that were temporarily impaired at December 31, 2005.  The individual unrealized losses were 15% or less of original cost.  The following is a summary of temporarily impaired securities at December 31, 2005:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	4,247,357	79,782	203,040	15,960
Common Stock	2,755,556	124,121	-0-	-0-
Total	7,002,913	203,903	203,040	15,960

During the years ended December 31, 2005, 2004 and 2003, the Company received proceeds of $7,526,790, $13,614,710 and $14,235,357, on sales or redemptions of securities available for sale, respectively.  The Company recorded the following Gain on Securities Transactions, net:

	2005	2004	2003

Gross realized gains	$ 1,187,658	$ 2,709,010	$2,757,737
Gross realized losses	-0-	(8,601)	(59,013)
Net gain (loss) on closed futures contracts	95,801	(243,360)	-0-
Unrealized (loss) gain on open futures contracts	(50,625)	8,438	-0-
Total Gain on Securities Transactions, net	$ 1,232,834	$ 2,465,487	$ 2,698,724

The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  At December 31, 2005 and 2004, the notional amount of these contracts was $9,000,000.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2005 and 2004 was a (loss) gain of $(50,625)      and $8,438, respectively and is included in gain on securities transactions, net.

During 2005 and 2004, the Company recorded a gain (loss) of $95,801 and ($243,360) on settled futures contracts, which is included in gain on securities transactions, net.

Dividend income for the years ended December 31, 2005, 2004 and 2003 amounted to $1,333,985, $1,610,436 and $2,342,095, respectively.  Interest income for the years ended December 31, 2005, 2004 and 2003 amounted to $1,890,694, $1,232,087 and $918,166, respectively.

The Company had margin loan balances of $4,934,325 and $-0- at December 31, 2005 and 2004, respectively, which were collateralized by the Company’s securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company purchases securities on margin.  The interest rates charged on the margin loans at December 31, 2005 and 2004 was 6% and 4%, respectively.  These loans are due on demand.  At December 31, 2005 and 2004, the margin loans amounted to $4,934,325 and $-0-, respectively, and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

The Company has a $5,000,000 revolving credit agreement with GE Commercial Distribution Finance Corporation (GE) (formerly Transamerica Commercial Finance Corporation) to finance inventory purchases.  The interest rates range from prime (with a minimum of 6%) for each advance to prime plus 2% after one year.  This agreement originally terminated April 25, 2003, but automatically renews on an annual basis.  Advances under this line of credit are secured by the manufactured homes for which the advances were made.  As of December 31, 2005 and 2004, the amount outstanding with GE was $2,674,998 and $761,800, respectively.

The Company also has miscellaneous loans payable for equipment and vehicles totaling $9,155 and $14,003 at December 31, 2005 and 2004, respectively.

Unsecured Lines of Credit

The Company has a $2,000,000 unsecured line of credit with Bank of America (formerly Fleet Bank), none of which was utilized at December 31, 2005.  The interest rate on this line of credit is prime.  This line of credit expires on August 15, 2006.

In June 2004, the Company received a line of credit from PNC Bank.  The amount of the facility was $15,000,000 and matures on April 15, 2007.  The interest rate charged on the new line is the Bank's prime rate.  The interest rate as of December 31, 2005 was 7%.  This line was not utilized at December 31, 2005.

Mortgages Payable

The following is a summary of mortgages payable:

	At December 31, 2005		Balance at December 31,
Property	Due Date	Interest Rate	2005	2004

Allentown	12/01/11	6.36%	$5,359,843	$5,472,199
Cranberry Village	08/01/08	LIBOR + 1.65%	2,059,237	2,160,680
D & R Village	05/01/08	4.625%	2,732,205	2,892,452
Fairview Manor	07/27/07	LIBOR + 1.55%	3,637,653	3,752,822
Forest Park Village	08/01/08	LIBOR + 1.65%	3,294,779	3,457,088
Heather Highlands	08/28/18	Prime + 1/2%	3,126,808	3,265,441
Laurel Woods	10/10/06	LIBOR + 1.55%	1,551,271	1,603,622
Port Royal Village	04/01/12	7.36%	5,177,097	5,232,375
Sandy Valley	03/01/09	4.75%	3,185,646	3,353,203
Somerset Estates/Whispering Pines	02/26/19	5.25%	1,830,756	1,924,285
Waterfalls Village	01/01/08	4.625%	2,354,974	2,497,290
Various (4 properties)	11/19/09	LIBOR + 1.75%	14,395,972	14,889,786

Total Mortgages	Payable		$48,706,241	$50,501,243

At December 31, 2005 and 2004, mortgages are collateralized by real property with a carrying value of $56,975,546 and $52,317,883, respectively, before accumulated depreciation and amortization.  Interest costs amounting to $167,400, $210,000 and $145,800 were capitalized during 2005, 2004 and 2003, respectively, in connection with the Company’s expansion program.

Recent Financing

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

On November 19, 2004, the Company refinanced and increased its mortgage loan with Bank of America.  This new $15,000,000 mortgage loan is secured by four properties, Cedarcrest, Oxford Village, Southwind Village and Woodlawn Village, and is due on November 19, 2009 with interest at LIBOR plus 1.75%.  The Company simultaneously entered into an interest rate swap agreement with Bank of America whereby Bank of America will pay the Company LIBOR and the Company will pay Bank of America 4.07% of the amount outstanding on the mortgage, effectively fixing the interest rate on this mortgage at 5.82%.  In accordance with SFAS No. 133, this interest rate swap was reflected at fair value at December 31, 2005 and 2004.

The aggregate principal payments of all mortgages payable are scheduled as follows:

2006	$3,338,601
2007	5,265,169
2008	10,400,436
2009	15,888,310
2010	495,582
Thereafter	13,318,143

Total	$48,706,241

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

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  During the year ended December 31, 2005, eleven employees were granted options to purchase a total of 90,000 shares.  The fair value of those options was approximately $120,000 based on assumptions noted below and is being amortized over the 1-year vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2005	2004	2003

Dividend yield	6.35%	6.06%	6.14%
Expected volatility	19.04%	19%	19%
Risk-free interest rate	4.01%	3.89%	3.91%
Expected lives	8	8	8

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years then ended are as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	349,000	$12.04	306,000	$11.17	388,000	$10.28
Granted	90,000	15.48	66,000	15.16	64,000	15.75
Exercised	(138,000)	9.18	(21,000)	8.84	(115,000)	10.31
Expired	(5,000)	13.05	(2,000)	15.00	31,000)	12.66
Outstanding at end of year	296,000	14.40	349,000	12.04	306,000	11.17
Options exercisable at end of year	206,000		283,000		242,000
Weighted-average fair value of options granted during the year		1.33		1.27		1.30

The following is a summary of stock options outstanding as of December 31, 2005:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

01/02/01	1	25,000		10.3125	01/02/06
10/04/01	4	14,000		10.60	10/04/09
01/04/02	1	25,000		12.95	01/04/10
06/20/02	9	24,000		12.60	06/20/10
08/18/03	1	25,000		16.92	08/18/11
08/25/03	8	32,000		15.00	08/25/11
01/16/04	1	25,000		18.62	01/16/12
07/06/04	8	36,000		13.05	07/06/12
02/01/05	1	43,600	*	15.62	02/01/13
02/01/05	1	6,400	*	17.19	02/01/13
07/18/05	10	40,000	*	15.05	07/18/13

		296,000

* Unexercisable

During the year ended December 31, 2005, seven employees exercised their stock options and purchased 138,000 shares for a total of $1,266,913.  Additionally, a stock option for 5,000 shares expired without being exercised.

As of December 31, 2005, there were 1,287,000 shares available for grant under the 2003 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company’s 401(k) Plan (Plan).  Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $14,000, annually adjusted) and have it contributed to the Plan.  Employer contributions to the Plan are at the discretion of the Company.  During 2005, 2004 and 2003, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary.  The total expense relating to the Plan, including matching contributions, amounted to $54,215, $50,501 and $37,961 in 2005, 2004 and 2003, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

The Company operates as part of a group of three public companies (all REITs) which includes the Company, Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC), (collectively the affiliated companies).   Some general and administrative expenses are allocated among the affiliated companies based on use or services provided.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company.

There are two Directors of the Company who are also Directors and shareholders of MREIC and there are four Directors of the Company who are also Directors and shareholders of MCC.

Transactions with Monmouth Real Estate Investment Corporation

The Company has purchased shares of MREIC common stock primarily through MREIC’s Dividend Reinvestment and Stock Purchase Plan (See Note 4).  During 2004 and 2003, the Company sold in the open market 745,250 and 50,000 shares, respectively of MREIC and recorded a gain on sale of $1,499,332 and $131,727, respectively.

Transactions with Monmouth Capital Corporation and Subsidiary

The Company has purchased shares of MCC common stock primarily through MCC’s Dividend Reinvestment and Stock Purchase Plan (See Note 4).

During 2003, the Company invested $1,000,000 in the convertible debenture private placement offering of MCC (the MCC 2003 Debenture).  The MCC 2003 Debenture pays interest at 8% and is convertible into 166,667 shares of common stock of MCC at any time prior to redemption or maturity.  The MCC 2003 debenture matures on October 23, 2013.

During 2005, the Company invested $5,000,000 in the convertible debenture private placement offering of MCC (the MCC 2005 Debenture).  The MCC 2005 Debenture pays interest at 8% and is convertible into 666,667 shares of common stock of MCC at any time prior to redemption or maturity.  The MCC 2005 convertible debenture matures on March 30, 2015.

During 2005, 2004 and 2003, the Company purchased from MCC at its cost, 4, 3 and 4 homes, respectively totaling $79,305, $64,824 and $78,195, respectively to be used as rental homes.

During 2005, 2004 and 2003, the Company financed/refinanced certain loans on sales made by MCC to third parties.  These loans are secured by manufactured homes.  The total amount financed amounted to $10,500, $70,150 and $307,746 during 2005, 2004 and 2003, respectively.

Salary, Directors’, Management And Legal Fees

During the years ended December 31, 2005, 2004, and 2003, salary, Directors’ fees, legal fees and fringe benefits to Mr. Eugene W. Landy and the law firm of Landy & Landy amounted to $211,931, $194,430 and $185,776,  respectively.

At December 31, 2005 and 2004, the Company had loans outstanding from Mr. Samuel A. Landy totaling $-0- and 264,650, respectively.  The interest rate on these loans ranged from 6.36% to 7.86%.  Interest earned on these loans during 2005, 2004 and 2003 amounted to $12,108, 44,419 and 65,401, respectively.

Other Matters

The Company has employment agreements with certain executive officers, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits.  The Company has accrued these benefits on a present value basis over the terms of the agreements.   Amounts accrued under these agreements were $697,058 and $747,058 at December 31, 2005 and 2004, respectively.

In August, 1999, the Company entered into a lease for its corporate offices.  The lease is for a five-year term at market rates with monthly lease payments of $12,000, plus its proportionate share of real estate taxes and common area maintenance. The lessor of the property is owned by certain officers and directors of the Company.  The lease payments and the resultant lease term commenced on May 1, 2000.  Approximately 50% of the monthly lease payment of $12,000, plus its proportionate share of real estate taxes and common area maintenance is reimbursed by other related entities utilizing the leased space (MREIC and MCC).  On May 1, 2005, the Company renewed this lease for an additional five-year term.  The monthly lease payment was increased to $15,000, plus its proportionate share of real estate taxes and common area maintenance.

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

Amounts received, including dividends reinvested of $1,931,172, $1,890,667 and $1,744,096 respectively, and shares issued in connection with the DRIP for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Amounts Received/Dividends
Reinvested	$9,188,271	$12,043,926	$5,729,083
Number of Share Issued	620,516	862,593	378,380

NOTE 10 – DISTRIBUTIONS

The following cash distributions, including dividends reinvested, were paid to shareholders during the three years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$2,247,637	$.2425	$1,923,506	$.2325	$1,710,236	$ .2225
June 30	2,307,619.2450		1,999,225.2350		1,742,618.2250
September 30	2,347,579.2450		2,075,265.2375		1,797,855.2275
December 31	2,384,314.2450		2,151,317.2400		1,867,392.2300

	$9,287,149	$.9775	$8,149,313	$.9450	$7,118,101	$ .9050

These amounts do not include the discount on shares purchased through the Company’s Dividend Reinvestment and Stock Purchase Plan.

On January 12, 2006, the Company declared a cash dividend of $.2450 per share to be paid on March 15, 2006 to shareholders of record February 15, 2006.

NOTE 11 – FEDERAL INCOME TAXES

The Company elected to be taxed as a real estate investment trust (REIT) in accordance with the Internal Revenue Code, commencing with its taxable year ended December 31, 1992.  In order to qualify as a REIT, the Company must meet a number of organizational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2005, 2004, and 2003:

	2005 Estimate	2004 Actual	2003 Actual

GAAP net income	$6,990,342	$8,201,749	$8,517,531
Add (less) GAAP net loss (gain) of taxable REIT subsidiaries included above	261,087	(9,631)	72,062
GAAP net income from REIT operations	7,251,429	8,192,118	8,589,593
Book / tax difference on gains / losses from capital transactions	(511,320)	(228,802)	(38,233)
Stock option expense	102,580	112,502	27,653
Non-qualified stock options exercised	(583,614)	(185,725)	(330,871)
Other book / tax differences, net	(267,237)	(412,138)	(995,932)
Taxable income before adjustments	5,991,838	7,477,955	7,252,210
Less capital gains	(1,415,329)	(2,465,488)	(2,698,723)
Adjusted taxable income subject to 90% dividend requirement	$4,576,509	$5,012,467	$4,553,487

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

Cash dividends paid	$9,287,149	$8,149,313	$7,118,101
Less: Dividends designated to prior year	-0-	(134,109)	134,109
Less: Portion designated capital gains distribution	(1,415,329)	(2,465,488)	(2,698,723)
Less: Return of capital	(1,250,278)	-0-	-0-
Dividends paid deduction	$6,621,542	$5,549,716	$4,553,487

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$0.69605	71.2077%	$0.64616	68.3773%	$0.56030	61.9116%
Return of capital	0.13143	13.4454%	-0-	-0-	-0-	-0-
Capital gains	0.15002	15.3469%	0.29884	31.6227%	0.34470	38.0884%
	$0.97750	100.000%	$0.94500	100.000%	$0.90500	100.000%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a taxable REIT subsidiary, is subject to federal, state and local income taxes.  Deferred income taxes pertaining to S&F are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  For the years ended December 31, 2005, 2004 and 2003, S&F had operating income (loss) for financial reporting purposes of ($261,087), $9,631 and ($72,062), respectively.  Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F.  For the years ended December 31, 2005, 2004 and 2003, S&F recorded $88,000, $22,000 and $50,000, respectively, in federal, state and franchise taxes which have been included in general and administrative expenses.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company has entered into a contract with Affordable Residential Communities Inc. to purchase Weatherly Estates I, a 271-space manufactured home community in Lebanon, Tennessee.  This purchase is scheduled to close in the first quarter of 2006.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose certain information about fair values of financial instruments, as defined in SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”.

Limitations

Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument.  Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Almost all of the Company’s securities available for sale have quoted market prices.  However, for a portion of the Company's other financial instruments, no quoted market value exists.  Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management).  Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors.  Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model.  Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

    The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.    For 2005, the fair and carrying value of fixed rate mortgages payable amounted to $20,608,226 and $20,640,521, respectively.  For 2004, the fair and carrying values of fixed rate mortgages payable amounted to $21,326,522 and $21,371,804 respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 14 – SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

Cash paid during the years ended December 31, 2005, 2004 and 2003 for interest was $2,793,166, $2,961,315 and $3,336,290, respectively.

During the years ended December 31, 2005, 2004 and 2003, land development costs of $5,596,310, $470,760 and $894,057, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2005, 2004 and 2003, the Company had dividend reinvestments of $1,931,172, $1,890,667 and $1,744,096, respectively which required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

	2005	2004	2003
Unrealized holding (loss) gains arising during the year	$(1,038,718)	$535,159	$4,018,490
Less: reclassification adjustment for net gains realized in income	(1,187,658)	(2,700,409)	(2,698,724)

Net unrealized holding (loss) gain	$(2,226,376)	$(2,165,250)	$1,319,766

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2005	March 31		June 30	September 30		December 31

Total Revenues	$8,543,418		$9,316,642	$11,247,848		$10,231,665
Total Expenses	6,079,613		8,480,354	9,024,409		8,808,344
Net Income (1)	2,456,249		828,326	2,259,635		1,446,132
Net Income per Share – Basic	.27		.09	.24		.15
Diluted	.27		.09	.24		.15

2004	March 31		June 30	September 30		December 31

Total Revenues	$9,465,609		$8,078,278	$8,130,692		$8,683,303
Total Expenses	6,305,512		5,939,845	7,053,525		6,877,889
Net Income	3,154,838	(2)	2,131,664	1,098,257	(2)	1,816,990
Net Income per Share – Basic	.38		.25	.13		.20
Diluted	.38		.25	.12		.20

(1)

Fluctuations are primarily due to changes in the fair value of interest rate swaps.

(2)

The changes are primarily due to the changes in Gain on Securities Transactions, net.

UNITED MOBILE HOMES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

Column A	Column B		Column C		Column D
			Initial Cost
Description	Encumbrances		Land	Site, Land & Building Improvements and Rental Homes	Capitalization Subsequent to Acquisition

Memphis, TN	$5,359,843		$250,000	$2,569,101	$1,416,064
Greenfield Ctr, NY	-0-		37,500	232,547	2,299,059
Vineland, NJ		(1)	320,000	1,866,323	924,254
Duncansville, PA	-0-		60,774	378,093	600,250
Cranberry Twp, PA	2,059,237		181,930	1,922,931	348,942
Clifton Park, NY	2,732,205		391,724	704,021	1,429,058
Apollo, PA	-0-		670,000	1,336,600	1,049,118
Cranberry Twp, PA	3,294,779		75,000	977,225	1,170,378
Millville, NJ	3,637,653		216,000	1,166,517	7,721,200
Kutztown, PA	-0-		145,000	1,695,041	6,117,546
Inkerman, PA	3,126,808		572,500	2,151,569	2,877,642
Monticello, NY	-0-		235,600	1,402,572	2,049,084
Navarre, OH	-0-		290,000	1,457,673	1,241,918
Cresson, PA	1,551,271		432,700	2,070,426	868,264
Memphis, TN	-0-		78,435	810,477	1,376,816
West Grove, PA		(1)	175,000	990,515	985,934
Carlisle, PA	-0-		37,540	198,321	2,871,323
Belle Vernon, PA	5,177,097		150,000	2,491,796	3,449,339
Marion, OH	-0-		236,000	785,293	3,166,896
Somerset, PA	1,830,756		1,485,000	2,050,400	621,401
Athens, OH	-0-		67,000	1,326,800	411,012
Magnolia, OH	3,185,646		270,000	1,941,430	2,431,972
Jackson, NJ		(1)	100,095	602,820	1,452,360
Hamburg, NY	2,354,974		424,000	3,812,000	644,509
West Monroe, NY	-0-		77,000	841,000	501,989
Eatontown, NJ		(1)	157,421	280,749	216,834
Caledonia, OH	-0-		260,000	1,753,206	1,028,410
Coxsackie, NY	-0-		1,757,800	-0-	-0-

	34,310,269		$9,154,019	$37,815,446	$49,271,572
Various	14,395,972
	$48,706,241

(1)  Represents one mortgage note payable secured by four properties.

UNITED MOBILE HOMES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

Column A	Column E (2) (3)			Column F (2)
	Gross Amount at Which Carried at 12/31/05
Description	Land	Site, Land & Building Improvements and Rental Homes	Total	Accumulated Depreciation

Memphis, TN	$250,000	$3,985,165	$4,235,165	$3,172,582
Greenfield Ctr, NY	122,865	2,446,241	2,569,106	1,271,541
Vineland, NJ	408,206	2,702,371	3,110,577	2,148,359
Duncansville, PA	60,774	978,343	1,039,117	628,021
Cranberry Twp, PA	181,930	2,271,873	2,453,803	2,041,091
Clifton Park, NY	391,724	2,133,079	2,524,803	1,152,246
Apollo, PA	670,000	2,385,718	3,055,718	801,429
Cranberry Twp, PA	75,000	2,147,603	2,222,603	1,847,268
Millville, NJ	2,534,891	6,568,826	9,103,717	2,308,937
Kutztown, PA	404,239	7,553,348	7,957,587	2,200,535
Inkerman, PA	572,500	5,029,211	5,601,711	1,999,407
Monticello, NY	318,472	3,368,784	3,687,256	1,682,161
Navarre, OH	432,700	2,556,891	2,989,591	363,395
Cresson, PA	290,000	3,081,390	3,371,390	1,380,072
Memphis, TN	78,435	2,187,293	2,265,728	1,372,253
West Grove, PA	155,000	1,996,449	2,151,449	1,548,886
Carlisle, PA	145,473	2,961,711	3,107,184	857,396
Belle Vernon, PA	150,000	5,941,135	6,091,135	3,517,510
Marion, OH	236,000	3,952,189	4,188,189	1,624,802
Somerset, PA	1,485,000	2,671,801	4,156,801	156,952
Athens, OH	67,000	1,737,812	1,804,812	520,966
Magnolia, OH	270,000	4,373,402	4,643,402	2,642,000
Jackson, NJ	100,095	2,055,180	2,155,275	1,559,652
Hamburg, NY	424,000	4,456,509	4,880,509	1,184,453
West Monroe, NY	77,000	1,342,989	1,419,989	118,037
Eatontown, NJ	135,421	519,583	655,004	394,154
Caledonia, OH	260,000	2,781,616	3,041,616	802,181
Coxsackie, NY	1,757,800	-0-	1,757,800	-0-

	$12,054,525	$84,186,512	$96,241,037	$39,296,286

(2)

See reconciliation.

(3)

The aggregate cost for Federal tax purposes approximates historical cost.

UNITED MOBILE HOMES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

Column A	Column G	Column H	Column I

Description	Date of Construction	Date Acquired	Life

Memphis, TN	prior to 1980	1986	3 to 27.5
Greenfield Ctr, NY	prior to 1970	1977	3 to 27.5
Vineland, NJ	1973	1986	3 to 27.5
Duncansville, PA	1961	1979	3 to 27.5
Cranberry Twp, PA	1974	1986	5 to 27.5
Clifton Park, NY	1972	1978	3 to 27.5
Apollo, PA	prior to 1980	1995	5 to 27.5
Cranberry Twp, PA	prior to 1980	1982	3 to 27.5
Millville, NJ	prior to 1980	1985	3 to 27.5
Kutztown, PA	1971	1979	5 to 27.5
Inkerman, PA	1970	1992	5 to 27.5
Monticello, NY	1972	1988	5 to 27.5
Navarre, OH	prior to 1980	1987	5 to 27.5
Cresson, PA	prior to 1980	2001	5 to 27.5
Memphis, TN	1955	1985	3 to 27.5
West Grove, PA	1971	1974	5 to 27.5
Carlisle, PA	1961	1969	3 to 27.5
Belle Vernon, PA	1973	1983	3 to 27.5
Marion, OH	1950	1986	3 to 27.5
Somerset, PA	prior to 1980	2004	5 to 27.5
Athens, OH	prior to 1980	1996	5 to 27.5
Magnolia, OH	prior to 1980	1985	5 to 27.5
Jackson, NJ	1969	1969	3 to 27.5
Hamburg, NY	prior to 1980	1997	5 to 27.5
West Monroe, NY	prior to 1980	2003	5 to 27.5
Eatontown, NJ	1964	1978	3 to 27.5
Caledonia, OH	prior to 1980	1996	5 to 27.5
Coxsackie, NY	N/A	2005	N/A

UNITED MOBILE HOMES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

		/----------FIXED ASSETS-----------/
(2)	Reconciliation:	12/31/05	12/31/04	12/31/03

	Balance – Beginning of Year	$84,825,549	$78,488,074	$74,820,899

	Additions:
	Acquisitions	3,661,555	3,535,400	918,000
	Improvements	8,317,782	3,420,665	3,220,960
	Depreciation	-0-	-0-	-0-

	Total Additions	11,979,337	6,956,065	4,138,960

	Deletions	563,849	618,590	471,785

	Balance – End of Year	$96,241,037	$84,825,549	$78,488,074

	/-----ACCUMULATED DEPRECIATION-----/
Reconciliation:	12/31/05	12/31/04	12/31/03

Balance – Beginning of Year	$36,852,889	$34,444,316	$32,073,978

Additions:
Acquisitions	-0-	-0-	-0-
Improvements	-0-	-0-	-0-
Depreciation	2,662,104	2,632,249	2,494,445

Total Additions	2,662,104	2,632,249	2,494,445

Deletions	218,707	223,676	124,107

Balance – End of Year	$39,296,286	$36,852,889	$34,444,316

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MOBILE HOMES, INC.

BY:  /s/Eugene W. Landy

EUGENE W. LANDY

Chief Executive Officer

Dated:        March 6, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chief Executive Officer and Director	March 6, 2006

/s/Samuel A. Landy SAMUEL A. LANDY	President and Director	March 6, 2006

/s/Anna T. Chew ANNA T. CHEW	Vice President Chief Financial Officer, Treasurer and Director	March 6, 2006

/s/James Mitchell JAMES MITCHELL	Director	March 6, 2006

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 6, 2006

/s/Eugene Rothenberg EUGENE ROTHENBERG	Director	March 6, 2006

/s/Robert G. Sampson ROBERT G. SAMPSON	Director	March 6, 2006