Form 10-Q
period 2006-05-08
UMH PROPERTIES, INC.
filed 2006-05-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2006

(   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number  001-12690

UMH PROPERTIES, INC.

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

United Mobile Homes, Inc.

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer

            Accelerated filer      X                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes            No _X__

The number of shares outstanding of issuer's common stock as of May 1, 2006 was 10,048,908 shares.

UMH PROPERTIES, INC.

for the QUARTER ENDED

MARCH 31, 2006

		Page No.
PART I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-9

Item 2 -	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	10-13

Item 3 -

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 -	Controls and Procedures	13

PART II -	OTHER INFORMATION	14

	SIGNATURES	15

UMH PROPERTIES, INC.

 CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

	March 31,
	2006	December 31,
- ASSETS -	(Unaudited)	2005
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,243,525	$ 12,054,525
Site and Land Improvements	73,327,908	69,419,378
Buildings and Improvements	3,579,369	3,448,754
Rental Homes and Accessories	11,446,952	11,318,380
Total Investment Property	101,597,554	96,241,037
Equipment and Vehicles	6,598,835	6,331,747
Total Investment Property and Equipment	108,196,389	102,572,784
Accumulated Depreciation	(44,219,408)	(43,501,401)
Net Investment Property and Equipment	63,976,981	59,071,383

OTHER ASSETS
Cash and Cash Equivalents	3,902,378	4,555,356
Securities Available for Sale	22,647,856	26,610,338
Inventory of Manufactured Homes	8,550,766	8,153,616
Notes and Other Receivables, net	12,859,710	13,136,356
Unamortized Financing Costs	505,495	550,036
Prepaid Expenses	594,572	607,615
Land Development Costs	2,688,297	2,097,835
Total Other Assets	51,749,074	55,711,152

TOTAL ASSETS	$115,726,055	$114,782,535

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 48,204,795	$ 48,706,241
OTHER LIABILITIES
Accounts Payable	324,937	1,231,144
Loans Payable	7,280,153	7,618,478
Accrued Liabilities and Deposits	2,060,834	1,894,962
Tenant Security Deposits	533,791	492,386
Total Other Liabilities	10,199,715	11,236,970
Total Liabilities	58,404,510	59,943,211

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 9,989,874 and 9,806,939 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	998,987	980,694
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	55,914,327	53,609,854
Accumulated Other Comprehensive Income	1,076,024	916,569
Undistributed Income	(667,793)	(667,793)
Total Shareholders’ Equity	57,321,545	54,839,324

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,726,055	$114,782,535

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

	2006	2005

REVENUES:
Rental and Related Income	$5,692,682	$5,493,754
Sales of Manufactured Homes	2,746,900	1,619,007
Interest and Dividend Income	718,885	768,076
Gain on Securities Available for Sale Transactions, net	313,600	632,608
Other Income	40,134	29,973

Total Revenues	9,512,201

EXPENSES:
Community Operating Expenses	2,668,601	2,771,444
Cost of Sales of Manufactured Homes	2,044,716	1,363,069
Selling Expenses	439,937	277,686
General and Administrative Expenses	800,644	678,791
Interest Expense	546,530	116,214
Depreciation Expense	825,715	827,289
Amortization of Financing Costs	62,370	45,120

Total Expenses	7,388,513	6,079,613

Income before Gain (Loss) on Sales of Investment Property and Equipment	2,123,688	2,463,805
Gain (Loss) on Sales of Investment Property and Equipment	16,837	(7,556)

Net Income	$2,140,525	$2,456,249

Net Income per Share -
Basic	$ 0.22	$ 0.27
Diluted	$ 0.22	$ 0.27

Weighted Average Shares Outstanding -
Basic	9,897,848	9,213,170
Diluted	9,918,178	9,248,171

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,140,525	$2,456,249
Non-Cash Adjustments:
Depreciation	825,715	827,289
Amortization of Financing Costs	62,370	45,120
Stock Compensation Expense	35,697	18,505
Increase in Provision for Uncollectible Notes and Other Receivables	2,098	61,175
Gain on Securities Available for Sale Transactions, net	(313,600)	(632,608)
(Gain) Loss on Sales of Investment Property and Equipment	(16,837)	7,556
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(397,150)	100,438
Notes and Other Receivables	274,548	(756,923)
Prepaid Expenses	13,043	47,462
Accounts Payable	(906,207)	(360,166)
Accrued Liabilities and Deposits	165,872	(245,720)
Tenant Security Deposits	41,405	6,526
Net Cash Provided by Operating Activities	1,927,479	1,574,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	(5,218,480)	-0-
Purchase of Investment Property and Equipment	(634,567)	(1,024,665)
Proceeds from Sales of Assets	138,571	93,080
Additions to Land Development	(590,462)	(705,826)
Purchase of Securities Available for Sale	(227,708)	(5,271,210)
Proceeds from Sales of Securities Available for Sale	4,663,245	1,868,997
Net Cash Used by Investing Activities	(1,869,401)	(5,039,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	-0-	238,770
Principal Payments of Mortgages and Loans	(839,771)	(452,780)
(Financing Costs) Refund of Financing Costs on Debt	(17,829)	12,677
Proceeds from Issuance of Common Stock	1,830,352	1,957,592
Proceeds from Exercise of Stock Options	257,813	1,181,913
Dividends Paid, net of amount reinvested	(1,941,621)	(1,782,139)
Net Cash Provided (Used) Provided by Financing Activities	(711,056)	1,156,033

NET DECREASE IN CASH AND CASH EQUIVALENTS	(652,978)	(2,308,688)
CASH & CASH EQUIVALENTS – BEGINNING	4,555,356	8,774,812
CASH & CASH EQUIVALENTS – ENDING	$3,902,378	$6,466,124

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

United Mobile Homes, Inc. changed its name to UMH Properties, Inc. (the Company). The name change was unanimously approved by the Company’s Board of Directors and effected by the filing of Articles of Amendment to the Company’s charter with the State Department of Assessments and Taxation of Maryland to be effective on April 1, 2006. In accordance with Section 2-605 of the Maryland General Corporation Law and the Company’s organizational documents, no stockholder vote was required or obtained. No other changes were made to the Company’s charter.  The Company’s common stock will continue to be traded on the American Stock Exchange under the ticker symbol “UMH”, but under the new CUSIP number 903002103.

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2006 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2005 have been omitted.

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

Compensation cost which has been determined consistent with SFAS No. 123, amounted to $35,697 and $18,505 for the three months ended March 31, 2006 and 2005, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2006	2005

Dividend yield	6.29%	6.30%
Expected volatility	18.57%	19.50%
Risk-free interest rate	4.34%	3.93%
Expected lives	8	8

The weighted-average fair value of options granted during the three months ended March 31, 2006 and 2005 was $1.39 and $1.38, respectively.

During the three months ended March 31, 2006, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/9/06	1	44,200	$15.62	1/9/14
1/9/06	1	5,800	17.21	1/9/14

During the three months ended March 31, 2006, one employee exercised his stock option and purchased 25,000 shares for a total of $257,813.  As of March 31, 2006, there were options outstanding to purchase 321,000 shares and 1,237,000 shares were available for grant under the Company’s 2003 Stock Option Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.   Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 20,330 and 35,001 shares for the three months ended March 31, 2006 and 2005, respectively, are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company’s comprehensive income for the three months ended March 31, 2006 and 2005:

	2006	2005

Net Income	$2,140,525	$2,456,249
Increase (decrease) in unrealized gain on securities available for sale	159,455	(1,755,702)
Comprehensive Income	$2,299,980	$ 700,547

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On March 10, 2006, the Company acquired (at auction) Weatherly Estates I, a 270-space manufactured home community in Lebanon, Tennessee, from Affordable Residential Communities Inc., an unrelated entity.  The total purchase price was approximately $5,200,000.  The Company paid approximately $600,000 in cash and used approximately $4,600,000 of its line of credit from PNC Bank.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

During the three months ended March 31, 2006, the Company sold or redeemed $4,349,645 in securities available for sale, recognizing a gain of $56,408.

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  The notional amount of these contracts amounted to $9,000,000 at March 31, 2006 and 2005.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in accrued liabilities and deposits on the balance sheet.  The fair value of the derivatives at March 31, 2006 and December 31, 2005 was a gain (loss) of $49,921 and $(50,625), respectively.  During the quarter ended March 31, 2006, the Company recorded a realized gain of $207,271 on settled futures contracts, which is included in gain on securities available for sale transactions, net.

The Company had entered into five interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the quarter ended March 31, 2006 amounted to $218,617 and has been recorded as a deduction from interest expense.  The fair value of these agreements at March 31, 2006 amounted to an asset of $689,701.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 2006, the Company paid $2,428,397 of which $486,776 was reinvested, as a dividend of $.245 per share to shareholders of record as of February 15, 2006.  On April 3, 2006, the Company declared a dividend of $.245 per share to be paid on June 15, 2006 to shareholders of record May 16, 2006.

During the three months ended March 31, 2006, the Company received, including dividends reinvested, a total of $2,317,128 from the Dividend Reinvestment and Stock Purchase Plan.  There were 157,935 new shares issued under the Plan.

NOTE 7 - CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2006 and 2005 for interest was $800,747and $737,828, respectively.  Interest cost capitalized to Land Development was $35,600 and $75,800 for the three months ended March 31, 2006 and 2005, respectively.  The change in fair value of the interest rate swap agreements amounted to $218,617 and $545,814 for the three months ended March 31, 2006 and 2005, respectively.

During the three months ended March 31, 2006 and 2005, the Company had dividend reinvestments of $486,776 and $465,498, respectively, which required no cash transfers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2005.

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through, its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  The Company owns twenty-eight communities containing approximately 6,600 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

The Company also holds a portfolio of securities of other REITs with a balance of $22,647,856 at March 31, 2006.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At March 31, 2006, the Company’s portfolio consisted of 49% preferred stocks, 24% common stocks and 27% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

Total revenues increased by approximately 11% from $8,543,418 for the quarter ended March 31, 2005 to $9,512,201 for the quarter ended March 31, 2006.  This was primarily due to an increase in sales of manufactured homes of $1,127,893.  Total expenses increased by approximately 22% from $6,079,613 for the quarter ended March 31, 2005 to $7,388,513 for the quarter ended March 31, 2006.  This was primarily due to an increase in cost of sales of manufactured homes of $681,647 and an increase in interest expense of $430,316 primarily due to the change in fair value of the Company’s interest rate swaps.  Net income decreased by approximately 13% from $2,456,249 for the quarter ended March 31, 2005 to $2,140,525 for the quarter ended March 31, 2006.  This decrease is due primarily to the decrease in gain on securities available for sale transactions, net.

See PART I, Item 1 – Business in the Company’s 2005 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,493,754 for the quarter ended March 31, 2005 to $5,692,682 for the quarter ended March 31, 2006.   This was primarily due to the expansion of existing communities and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually.   Interest and dividend income remained relatively stable for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.

Gain on securities available for sale transactions, net for the three months ended March 31, 2006 and 2005 consisted of the following:

	2006	2005

Gain on sale of securities, net	$ 56,408	$480,182
Gain on settled futures contracts	207,271	69,458
Gain on open futures contracts	49,921	82,968
Gain on securities available for sales transactions, net	$313,600	$632,608

Gain on securities available for sale transactions, net decreased by $319,008 for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.  This decrease is due primarily to the Company’s decision to realize a substantial portion of the unrealized gain in the securities portfolio existing during the first quarter of 2005.  This decrease was partially offset by the increase in the gain on settled futures contracts.  The Company invests in futures contracts of ten-year treasury notes to mitigate the exposure of interest rate fluctuations on the Company’s preferred equity and debt securities portfolio.

Community operating expenses decreased from $2,771,444 for the quarter ended March 31, 2005 to $2,668,601 for the quarter ended March 31, 2006.   This was primarily due the completion of certain community expansions in 2005.  General and administrative expenses increased from $678,791 for the quarter ended March 31, 2005 to $800,644 for the quarter ended March 31, 2006.   This was primarily due to an increase in franchise taxes, personnel costs and professional fees.   Interest expense increased from $116,214 for the quarter ended March 31, 2005 to $546,530 for the quarter ended March 31, 2006.    This was primarily due to the change in fair value of the Company’s interest rate swaps.  Cash paid for interest during the three months ended March 31, 2006 and 2005 amounted to $800,747 and $737,828, respectively.  Depreciation expense remained relatively stable for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.  Amortization of financing costs increased from $45,120 for the quarter ended March 31, 2005 to $ 62,370 for the quarter ended March 31, 2006 primarily due to fees incurred for our line of credit with PNC Bank.

Sales of manufactured homes amounted to $2,746,900 and $1,619,007 for the quarters ended March 31, 2006 and 2005, respectively.   Cost of sales of manufactured homes amounted to $2,044,716 and $1,363,069 for the quarters ended March 31, 2006 and 2005, respectively.  Selling expenses amounted to $439,937 and $277,686 for the quarters ended March 31, 2006 and 2005, respectively. These fluctuations are directly attributable to the fluctuations in sales.  The increase in sales is primarily due to the new expansions completed in 2005.  Sales in these expansion communities also command a higher profit margin.  Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $262,247 and $21,748 for the quarters ended March 31, 2006 and 2005, respectively.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $1,574,903 for the quarter ended March 31, 2005 to $1,927,479 for the quarter ended March 31, 2006 primarily due to a decrease in notes and other receivables.  The Company received, including dividends reinvested of $486,776, new capital of $2,317,128 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company purchased a manufactured home community in Lebanon, Tennessee for a total purchase price of approximately $5,200,000.  The Company sold $4,349,645, at cost, and purchased $227,708 of securities of other real estate investment trusts. Mortgages payable decreased by $501,446 and loans payable decreased by $338,325 as a result of principal repayments.  The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the quarter ended March 31, 2006 and 2005 is calculated as follows:

	2006	2005

Net Income	$2,140,525	$2,456,249
(Gain) Loss on Sales of Depreciable Assets	(16,837)	7,556
Depreciation Expense	825,715	827,289

FFO	$2,949,403	$3,291,094

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2006 and 2005:

	2006	2005

Operating Activities	$1,927,479	$1,574,903
Investing Activities	(1,869,401)	(5,039,624)
Financing Activities	(711,056)	1,156,033

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UMH PROPERTIES, INC.

DATE:

  May 5, 2006

By /s/ Samuel A. Landy

Samuel A. Landy

President

DATE:

   May 5, 2006

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer