Form 10-Q
period 2006-06-30
UMH PROPERTIES, INC.
filed 2006-08-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

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

UMH Properties, Inc.

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of August 1, 2006 was 10,149,855 shares.

UMH PROPERTIES, INC.

for the QUARTER ENDED

JUNE 30, 2006

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

               CONSOLIDATED BALANCE SHEETS

3

               CONSOLIDATED STATEMENTS OF INCOME

4

               CONSOLIDATED STATEMENTS OF CASH FLOWS

5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  10

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 - CONTROLS AND PROCEDURES

14

PART II - OTHER INFORMATION

15

SIGNATURES

17

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30,
	2006	December 31,
- ASSETS -	(Unaudited)	2005
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 12,054,525
Site and Land Improvements	73,592,595	69,419,378
Buildings and Improvements	3,690,142	3,448,754
Rental Homes and Accessories	11,077,905	11,318,380
Total Investment Property	101,661,256	96,241,037
Equipment and Vehicles	6,861,752	6,331,747
Total Investment Property and Equipment	108,523,008	102,572,784
Accumulated Depreciation	(44,950,232)	(43,501,401)
Net Investment Property and Equipment	63,572,776	59,071,383

OTHER ASSETS
Cash and Cash Equivalents	1,774,615	4,555,356
Securities Available for Sale	21,445,399	26,610,338
Inventory of Manufactured Homes	8,538,774	8,153,616
Notes and Other Receivables, net	13,879,247	13,136,356
Unamortized Financing Costs	453,125	550,036
Prepaid Expenses	613,808	607,615
Land Development Costs	3,511,343	2,097,835
Total Other Assets	50,216,311	55,711,152

TOTAL ASSETS	$113,789,087	$114,782,535

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 47,761,232	$ 48,706,241
OTHER LIABILITIES
Accounts Payable	342,078	1,231,144
Loans Payable	5,525,961	7,618,478
Accrued Liabilities and Deposits	1,960,835	1,894,962
Tenant Security Deposits	523,974	492,386
Total Other Liabilities	8,352,848	11,236,970
Total Liabilities	56,114,080	59,943,211

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 10,132,015 and 9,806,939 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	1,013,202	980,694
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	56,698,199	53,609,854
Accumulated Other Comprehensive Income	631,399	916,569
Undistributed Income	(667,793)	(667,793)
Total Shareholders’ Equity	57,675,007	54,839,324

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,789,087	$114,782,535

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005

REVENUES:
Rental and Related Income	$ 5,833,407	$5,537,022	$11,526,089	$11,030,776
Sales of Manufactured Homes	3,991,096	2,702,486	6,737,996	4,321,493
Interest and Dividend Income	882,041	708,535	1,600,926	1,476,611
(Loss) Gain on Securities Available for Sale Transactions, net	(418,703)	322,266	(105,103)	954,874
Other Income	56,011	46,333	96,145	76,306

Total Revenues	10,343,852	9,316,642	19,856,053	17,860,060

EXPENSES:
Community Operating Expenses	3,015,156	3,061,120	5,683,757	5,832,564
Cost of Sales of Manufactured Homes	3,094,999	2,212,348	5,139,715	3,575,417
Selling Expenses	566,581	445,427	1,006,518	723,113
General and Administrative Expenses	853,873	797,353	1,654,517	1,476,144
Interest Expense	718,075	1,044,604	1,264,605	1,160,818
Depreciation Expense	857,643	874,382	1,683,358	1,701,671
Amortization of Financing Costs	62,370	45,120	124,740	90,240

Total Expenses	9,168,697	8,480,354	16,557,210	14,559,967

Income before Gain on Sales of Investment Property and Equipment	1,175,155	836,288	3,298,843	3,300,093
Gain (Loss) on Sales of Investment Property and Equipment	42,794	(7,962)	59,631	(15,518)

Net Income	$1,217,949	$828,326	$3,358,474	$3,284,575

Net Income per Share -
Basic	$0.12	$0.09	$0.34	$0.35
Diluted	$0.12	$0.09	$0.34	$0.35

Weighted Average Shares Outstanding -
Basic	10,063,284	9,406,136	9,979,236	9,305,850
Diluted	10,078,314	9,437,686	9,997,238	9,340,127

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,358,474	$3,284,575
Non-Cash Adjustments:
Depreciation	1,683,358	1,701,671
Amortization of Financing Costs	124,740	90,240
Stock Compensation Expense	65,627	42,775
Increase in Provision for Uncollectible Notes and Other Receivables	93,698	137,608
Loss (Gain) on Securities Available for Sale Transactions, net	105,103	(954,874)
(Gain) Loss on Sales of Investment Property and Equipment	(59,631)	15,518

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(385,158)	(557,750)
Notes and Other Receivables	(836,589)	(1,060,521)
Prepaid Expenses	(6,193)	(4,587)
Accounts Payable	(889,066)	300,598
Accrued Liabilities and Deposits	65,873	(295,863)
Tenant Security Deposits	31,588	13,133
Net Cash Provided by Operating Activities	3,351,824	2,712,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	(5,218,480)	-0-
Purchase of Land	-0-	(1,755,943)
Purchase of Investment Property and Equipment	(1,315,916)	(1,899,661)
Proceeds from Sales of Assets	409,276	205,561
Additions to Land Development	(1,413,508)	(1,151,076)
Purchase of Securities Available for Sale	(831,293)	(9,529,383)
Proceeds from Sales of Securities Available for Sale	5,605,959	7,005,099
Net Cash Used in Investing Activities	(2,763,962)	(7,125,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	-0-	1,174,320
Principal Payments of Mortgages and Loans	(3,037,526)	(887,668)
(Financing Costs) Refund of Financing Costs on Debt	(27,829)	12,677
Proceeds from Issuance of Common Stock	3,366,326	3,722,211
Proceeds from Exercise of Stock Options	308,213	1,181,913
Dividends Paid, net of amount reinvested	(3,977,787)	(3,603,270)
Net Cash Provided (Used) in Financing Activities	(3,368,603)	1,600,183

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,780,741)	(2,812,697)
CASH & CASH EQUIVALENTS-BEGINNING	4,555,356	8,774,812
CASH & CASH EQUIVALENTS-ENDING	$1,774,615	$5,962,115

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (UNAUDITED)

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

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2006 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2005 have been omitted.

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

Employee Stock Options

The Company accounts for its stock option plan under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Compensation cost which has been determined consistent with SFAS No. 123R, amounted to $29,930 and $65,627 for the three and six months ended June 30, 2006, respectively, and $24,270 and $42,775 for the three and six months ended June 30, 2005, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2006	2005

Dividend yield	6.29%	6.30%
Expected volatility	18.57%	19.50%
Risk-free interest rate	4.34%	3.93%
Expected lives	8	8

The weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005 was $1.39 and $1.38, respectively.

During the six months ended June 30, 2006, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/9/06	1	44,200	$15.62	1/9/14
1/9/06	1	5,800	17.21	1/9/14

During the six months ended June 30, 2006, two employee exercised their stock option and purchased 29,000 shares for a total of $308,213.  As of June 30, 2006, there were options outstanding to purchase 317,000 shares and 1,237,000 shares were available for grant under the Company’s 2003 Stock Option Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE (LOSS) INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 15,030 and 18,002 shares for the three and six months ended June 30, 2006, respectively, and 31,550 and 34,277 shares for the three and six months ended June 30, 2005, respectively are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company’s comprehensive  income for the three and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	2006	2005	2006	2005

Net Income	$1,217,949	$828,326	$3,358,474	$3,284,575
Decrease in unrealized gain on securities available for sale	(444,625)	(408,347)	(285,170)	(2,164,049)
Comprehensive Income	$773,324	$419,979	$3,073,304	$1,120,526

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE

During the six months ended June 30, 2006, the Company purchased $831,293 of securities available for sale.  During the six months ended June 30, 2006, the Company sold or redeemed $4,887,813 in securities available for sale, recognizing a gain of $339,464.  The Company also recognized a loss of $823,249 due to a write-down to the carrying value of securities available for sale which were considered other than temporarily impaired.

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  The notional amount of these contracts amounted to $9,000,000 at June 30, 2006 and 2005.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in accrued liabilities and deposits on the balance sheet.  The fair value of the derivatives at June 30, 2006 and December 31, 2005 was an asset (liability) of $75,937 and $(50,625), respectively.  During the three and six ended June 30, 2006, the Company recorded a realized gain of $95,474 and $302,745, respectively, on settled futures contracts, which is included in gain on securities available for sale transactions, net.  During the three and six months ended June 30, 2005, the Company recorded a realized loss of $304,604 and $235,146, respectively, on settled futures contracts.

The Company had entered into five interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three and six months ended June 30, 2006 amounted to $134,834 and $353,451, respectively, and has been recorded as a deduction from interest expense.  The change in the fair value of these agreements for the three and six months ended June 30, 2005 amounted to ($315,327) and $230,487, respectively.   The fair value of these agreements at June 30, 2006 and December 31, 2005 amounted to assets of $824,535 and $471,085, respectively, which have been included in notes and other receivables, net.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 15, 2006, the Company paid $2,470,173 of which $434,007 was reinvested, as a dividend of $.245 per share to shareholders of record as of May 15, 2006.  Total dividends paid for the six months ended June 30, 2006 amounted to $4,898,570, of which $920,783 was reinvested.  On July 6, 2006, the Company declared a dividend of $.245 per share to be paid on September 15, 2006 to shareholders of record August 15, 2006.

During the six months ended June 30, 2006, the Company received, including dividends reinvested, a total of $4,287,109 from the Dividend Reinvestment and Stock Purchase Plan.  There were 296,076 new shares issued under the Plan.

NOTE 7 – EMPLOYMENT AGREEMENTS

Effective January 1, 2006, the Company and Anna T. Chew entered into a three-year Employment Agreement under which Ms. Chew receives an annual base salary of $225,133 for 2006, with a 5% per year increase for 2007 and 2008 plus bonuses and customary fringe benefits. Ms. Chew will also receive four weeks vacation, use of an automobile, and stock options for 10,000 shares in each year of the contract.  On severance, Ms. Chew is entitled to an additional one year’s salary.  In the event of disability, Ms. Chew will receive lost wages from a disability insurance policy.

NOTE 8 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2006 and 2005 for interest was $1,699,056 and $1,478,905, respectively.  Interest cost capitalized to Land Development was $81,000 and $87,600 for the six months ended June 30, 2006 and 2005, respectively.  The change in fair value of the interest rate swap agreements amounted to $353,451 and $230,487 for the six months ended June 30, 2006 and 2005, respectively.

During the six months ended June 30, 2006 and 2005, the Company had dividend reinvestments of $920,783 and $951,986, respectively, which required no cash transfers.

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

The Company also holds a portfolio of securities of other REITs with a balance of $21,445,399 at June 30, 2006.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At June 30, 2006, the Company’s portfolio consisted of 51% preferred stocks, 21% common stocks and 28% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

Total revenues increased by approximately 11% from $9,316,642 for the quarter ended June 30, 2005 to $10,343,852 for the quarter ended June 30, 2006.  Total revenues increased by approximately 11% from $17,860,060 for the six months ended June 30, 2005 to $19,856,053 for the six months ended June 30, 2006.  This was primarily due to an increase in sales of manufactured homes and the purchase of a new community in March 2006, partially offset by a decrease in the gain on securities available for sale transactions.

Total expenses increased by approximately 8% and 14% for the quarter and six months, respectively, ended June 30, 2006 as compared to the quarter and six months ended June 30, 2005.  This was primarily due to an increase in cost of sales of manufactured homes, selling expense and general and administrative expenses.  The increases in cost of sales of manufactured homes and selling expense are directly attributable to the increase in sales.  The increases in general and administrative expenses are primarily due to an increase in personnel costs and franchise taxes.  The fluctuations in interest expense were primarily due to the change in fair value of the Company’s interest rate swaps.

Net income increased by approximately 47% and 2% for the quarter and six months, respectively, ended June 30, 2006 as compared to the quarter and six months ended June 30, 2005.  The increase in net income for the quarter is primarily due to an increase in the income from the sales operations and a decrease in interest expense, partially offset by a decrease in the gain on securities available for sale transactions, net.

See PART I, Item 1 – Business in the Company’s 2005 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,537,022 for the quarter ended June 30, 2005 to $5,833,407 for the quarter ended June 30, 2006.  Rental and related income increased from $11,030,776 for the six months ended June 30, 2005 to $11,526,089 for the six months ended June 30, 2006.  This was primarily due to expansion of existing communities in 2005, the acquisition of a new community during 2006 and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually.

Interest and dividend income increased from $708,535 for the quarter ended June 30, 2005 to $882,041 for the quarter ended June 30, 2006.  Interest and dividend income increased from $1,476,611 for the six months ended June 30, 2005 to $1,600,926 for the six months ended June 30, 2006.  This was primarily due to an increase in interest income from notes and other receivables, partially offset by a decrease in dividend income from the securities available for sale.

(Loss) gain on securities available for sale transactions, net for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months		Six Months
	2006	2005	2006	2005

Gain on sale of securities, net	$283,056	$675,307	$339,464	$1,155,489
Impairment loss	(823,249)	-0-	(823,249)	-0-
Gain (loss) on settled futures contracts	95,474	(304,604)	302,745	(235,146)
Gain (loss) on open futures contracts	26,016	(48,437)	75,937	34,531
(Loss) gain on securities available for sales transactions, net	($418,703)	$322,266	($105,103)	$954,874

Gain on sale of securities, net decreased by $392,251 and $816,025 for the three and six months ended June 30, 2006, respectively as compared to the three and six months ended June 30, 2005.  This was due primarily to the Company’s decision to realize a substantial portion of the unrealized gain in the securities portfolio existing during the first and second quarters of 2005.  During 2006, the Company also recognized a loss of $823,249 due to a write-down to the carrying value of securities available for sale which were considered other than temporarily impaired. These decreases were partially offset by the increase in the gain on settled and open futures contracts.  The Company invests in futures contracts of ten-year treasury notes to mitigate the exposure of interest rate fluctuations on the Company’s preferred equity and debt securities portfolio.

Community operating expenses remained relatively stable for the quarter and six months ended June 30, 2006 as compared to the quarter and six months ended June 30, 2005.  General and administrative expenses increased from $797,353 for the quarter ended June 30, 2005 to $853,873 for the quarter ended June 30, 2006.  General and administrative expenses increased from $1,476,144 for the six months ended June 30, 2005 to $1,654,517 for the six months ended June 30, 2006.  This was primarily due to an increase in personnel costs and franchise taxes.  Interest expense decreased from $1,044,604 for the quarter ended June 30, 2005 to $718,075 for the quarter ended June 30, 2006.  This was primarily due to the change in fair value of the Company’s interest rate swaps.  Cash paid for interest during the quarter ended June 30, 2006 and 2005 amounted to $800,747 and $741,077, respectively.  Interest expense increased from $1,160,818 for the six months ended June 30, 2005 to $1,264,605 for the six months ended June 30, 2006.  This was primarily due to an increase in loans payable due to the purchase of a community in March 2006.  Cash paid for interest during the six months ended June 30, 2006 and 2005 amounted to $1,699,056 and $1,478,905, respectively.  Depreciation expense remained relatively stable for the quarter and six months ended June 30, 2006 as compared to the quarter and six months ended June 30, 2005.  Amortization of financing costs increased from $45,120 for the quarter ended June 30, 2005 to $62,370 for the quarter ended June 30, 2006.  Amortization of financing costs increased from $90,240 for the six months ended June 30, 2005 to $124,740 for the six months ended June 30, 2006.  This was primarily due to primarily due to fees incurred for our line of credit with PNC Bank.

Sales of manufactured homes amounted to $3,991,096 and $2,702,486 for the quarters ended June 30, 2006 and 2005, respectively.  Sales of manufactured homes amounted to $6,737,996 and $4,321,493 for the six months ended June 30, 2006 and 2005, respectively.  Cost of sales of manufactured homes amounted to $3,094,999 and $2,212,348 for the quarters ended June 30, 2006 and 2005, respectively. Cost of sales of manufactured homes amounted to $5,139,715 and $3,575,417 for the six months ended June 30, 2006 and 2005, respectively. Selling expenses amounted to $566,581 and $445,427 for the quarters ended June 30, 2006 and 2005, respectively.  Selling expenses amounted to $1,006,518 and $723,113 for the six months ended June 30, 2006 and 2005, respectively.  These fluctuations are directly attributable to the fluctuations in sales.  Income from sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $329,516 for the quarter ended June 30, 2006 as compared to $44,711 for the quarter ended June 30, 2005. Income from sales operations amounted to $591,763 for the six months ended June 30, 2006 as compared to $22,963 for the six months ended June 30, 2005.  These increases were primarily due to an increase in sales in our expansions which were completed in 2005.  The Company has also been increasing the sales prices of these homes.  The Company believes that sales of new homes into the Company’s communities produce new rental revenue and upgrade the communities.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory, investment in debt and equity securities of other REITs and payments of expenses relating to real estate operations.  The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, and access to the capital markets.

Net cash provided by operating activities increased from $2,712,523 for the six months ended June 30, 2005 to $3,351,824 for the six months ended June 30, 2006.  The Company received, including dividends reinvested of $920,783, new capital of $4,287,109 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company sold $4,887,813, at cost, and purchased $831,293 of securities of other real estate investment trusts. The Company purchased a manufactured home community in Lebanon, Tennessee for approximately $5,200,000.  Mortgages payable decreased by $945,009 and loans payable decreased by $2,092,517 as a result of principal repayments.  The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the three and six months ended June 30, 2006 and 2005 is calculated as follows:

	Three Months		Six Months
	2006	2005	2006	2005

Net Income	$1,217,949	$828,326	$3,358,474	$3,284,575
(Gain) Loss on Sales of Depreciable Assets	(42,794)	7,962	(59,631)	15,518
Depreciation Expense	857,643	874,382	1,683,358	1,701,671

FFO	$2,032,798	$1,710,670	$4,982,201	$5,001,764

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2006 and 2005:

	2006	2005

Operating Activities	$3,351,824	$2,712,523
Investing Activities	(2,763,962)	(7,125,403)
Financing Activities	(3,368,603)	1,600,183

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -	Risk Factors There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Form 10-Q.

Item 2 -	Unregistered Sale of Equity Securities and Use of Proceeds – none

Item 3 -	Defaults Upon Senior Securities – none

Item 4 -

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 27, 2006.  The proposals submitted to the vote of the shareholders and the results of the votes were as follows:

Proposal One – For the election of the following nominees for Director:

 For

   Against

Anna T. Chew

            8,978,750

   77,945

Eugene W. Landy

8,975,339

   81,356

Samuel A. Landy                    8,961,076           95,619

Proposal Two – For the approval of Reznick Group, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2006:

For

Against

Abstain

9,030,989

10,769

14,936

Item 5 -	Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors – none

Item 6 -	Exhibits –

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

  August 4, 2006

By /s/ Samuel A. Landy

Samuel A. Landy

President

DATE:

   August 4, 2006

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer