Form 10-Q/A
period 2006-03-31
UMH PROPERTIES, INC.
filed 2006-08-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

EXPLANTORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of UMH Properties, Inc. for the quarter ended March 31, 2006 is being made to correctly file Exhibits 31.1, 31.2 and 32.  No other changes have been made to this Form 10-Q.

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

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

	2006	2005

REVENUES:
Rental and Related Income	$5,692,682	$5,493,754
Sales of Manufactured Homes	2,746,900	1,619,007
Interest and Dividend Income	718,885	768,076
Gain on Securities Available for Sale Transactions, net	313,600	632,608
Other Income	40,134	29,973

Total Revenues	9,512,201	8,543,418

EXPENSES:
Community Operating Expenses	2,668,601	2,771,444
Cost of Sales of Manufactured Homes	2,044,716	1,363,069
Selling Expenses	439,937	277,686
General and Administrative Expenses	800,644	678,791
Interest Expense	546,530	116,214
Depreciation Expense	825,715	827,289
Amortization of Financing Costs	62,370	45,120

Total Expenses	7,388,513	6,079,613

Income before Gain (Loss) on Sales of Investment Property and Equipment	2,123,688	2,463,805
Gain (Loss) on Sales of Investment Property and Equipment	16,837	(7,556)

Net Income	$2,140,525	$2,456,249

Net Income per Share -
Basic	$ 0.22	$ 0.27
Diluted	$ 0.22	$ 0.27

Weighted Average Shares Outstanding -
Basic	9,897,848	9,213,170
Diluted	9,918,178	9,248,171

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