Form 10-Q
period 2006-09-30
UMH PROPERTIES, INC.
filed 2006-11-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of November 1, 2006 was 10,239,726 shares.

UMH PROPERTIES, INC.

for the QUARTER ENDED

SEPTEMBER 30, 2006

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

Item 4 - CONTROLS AND PROCEDURES

15

PART II - OTHER INFORMATION

16

SIGNATURES

17

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,
	2006	December 31,
- ASSETS -	(Unaudited)	2005
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 12,054,525
Site and Land Improvements	73,820,067	69,419,378
Buildings and Improvements	3,739,836	3,448,754
Rental Homes and Accessories	10,845,202	11,318,380
Total Investment Property	101,705,719	96,241,037
Equipment and Vehicles	6,949,811	6,331,747
Total Investment Property and Equipment	108,655,530	102,572,784
Accumulated Depreciation	(45,648,889)	(43,501,401)
Net Investment Property and Equipment	63,006,641	59,071,383

OTHER ASSETS
Cash and Cash Equivalents	575,283	4,555,356
Securities Available for Sale	20,824,726	26,610,338
Inventory of Manufactured Homes	9,259,620	8,153,616
Notes and Other Receivables, net	14,671,904	13,136,356
Unamortized Financing Costs	409,917	550,036
Prepaid Expenses	1,144,421	607,615
Land Development Costs	4,741,334	2,097,835
Total Other Assets	51,627,205	55,711,152

TOTAL ASSETS	$114,633,846	$114,782,535

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 47,285,334	$ 48,706,241
OTHER LIABILITIES
Accounts Payable	449,033	1,231,144
Loans Payable	7,489,992	7,618,478
Accrued Liabilities and Deposits	2,283,108	1,894,962
Tenant Security Deposits	509,568	492,386
Total Other Liabilities	10,731,701	11,236,970
Total Liabilities	58,017,035	59,943,211

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 10,216,727 and 9,806,939 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	1,021,673	980,694
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	55,729,489	53,609,854
Accumulated Other Comprehensive Income	533,442	916,569
Undistributed Income	(667,793)	(667,793)
Total Shareholders’ Equity	56,616,811	54,839,324

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,633,846	$114,782,535

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005

REVENUES:
Rental and Related Income	$ 5,795,685	$ 5,581,395	$17,321,774	$16,612,171
Sales of Manufactured Homes	3,741,867	4,460,301	10,479,863	8,781,794
Interest and Dividend Income	644,229	898,008	2,245,155	2,374,619
Gain (Loss) on Securities Available for Sale Transactions, net	(324,984)	254,907	(430,087)	1,209,781
Other Income	37,209	53,237	133,354	129,543

Total Revenues	9,894,006	11,247,848	29,750,059	29,107,908

EXPENSES:
Community Operating Expenses	3,291,018	3,019,762	8,974,775	8,852,326
Cost of Sales of Manufactured Homes	2,947,594	3,608,236	8,087,309	7,183,653
Selling Expenses	540,821	404,213	1,547,339	1,127,326
General and Administrative Expenses	838,652	768,309	2,493,169	2,244,453
Interest Expense	1,117,060	340,525	2,381,665	1,501,343
Depreciation Expense	861,183	838,244	2,544,541	2,539,915
Amortization of Financing Costs	62,370	45,120	187,110	135,360

Total Expenses	9,658,698	9,024,409	26,215,908	23,584,376

Income before Gain on Sales of Investment Property and Equipment	235,308	2,223,439	3,534,151	5,523,532
Gain on Sales of Investment Property and Equipment	40,767	36,196	100,398	20,678

Net Income	$ 276,075	$ 2,259,635	$ 3,634,549	$ 5,544,210

Net Income per Share -
Basic	$ 0.03	$ 0.24	$ 0.36	$ 0.59
Diluted	$ 0.03	$ 0.24	$ 0.36	$ 0.59

Weighted Average Shares Outstanding -
Basic	10,167,118	9,567,208	10,039,111	9,391,873
Diluted	10,184,760	9,598,169	10,055,559	9,423,167

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 3,634,549	$ 5,544,210
Non-Cash Adjustments:
Depreciation	2,544,541	2,539,915
Amortization of Financing Costs	187,110	135,360
Stock Compensation Expense	97,957	72,677
Increase in Provision for Uncollectible Notes and Other Receivables	168,636	246,034
(Gain) Loss on Securities Available for Sale Transactions, net	430,087	(1,209,781)
Gain on Sales of Investment Property and Equipment	(100,398)	(20,678)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(1,106,004)	(1,429,575)
Notes and Other Receivables	(1,704,184)	(2,591,368)
Prepaid Expenses	(536,806)	(335,894)
Accounts Payable	(782,111)	(167,556)
Accrued Liabilities and Deposits	388,146	(365,275)
Tenant Security Deposits	17,182	8,829
Net Cash Provided by Operating Activities	3,238,705	2,426,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	(5,218,480)	-0-
Purchase of Land	-0-	(1,762,120)
Purchase of Investment Property and Equipment	(1,829,002)	(2,934,277)
Proceeds from Sales of Assets	668,081	275,971
Additions to Land Development	(2,643,499)	(1,955,576)
Purchase of Securities Available for Sale	(1,510,377)	(10,493,042)
Proceeds from Sales of Securities Available for Sale	6,482,775	7,503,737
Net Cash Used in Investing Activities	(4,050,502)	(9,365,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	4,609,372	2,641,315
Principal Payments of Mortgages and Loans	(6,158,765)	(1,369,765)
Financing Costs on Debt	(46,991)	(7,826)
Proceeds from Issuance of Common Stock	4,087,781	5,518,129
Proceeds from Exercise of Stock Options	386,413	1,266,913
Dividends Paid, net of amount reinvested	(6,046,086)	(5,458,313)
Net Cash (Used In) Provided By Financing Activities	(3,168,276)	2,590,453

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,980,073)	(4,347,956)
CASH & CASH EQUIVALENTS-BEGINNING	4,555,356	8,774,812
CASH & CASH EQUIVALENTS-ENDING	$ 575,283	$ 4,426,856

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (UNAUDITED)

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

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2006 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2005 have been omitted.

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

Compensation cost which has been determined consistent with SFAS No. 123R, amounted to $32,330 and $97,957 for the three and nine months ended September 30, 2006, respectively, and $29,902 and $72,677 for the three and nine months ended September 30, 2005, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2006	2005

Dividend yield	6.33%	6.30%
Expected volatility	18.50%	19.50%
Risk-free interest rate	4.63%	3.93%
Expected lives	8	8

The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $1.44 and $1.33, respectively.

During the nine months ended September 30, 2006, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/9/06	1	44,200	$15.62	1/9/14
1/9/06	1	5,800	17.21	1/9/14
7/21/06	10	40,000	15.15	7/21/14

During the nine months ended September 30, 2006, four employees exercised their stock options and purchased 36,000 shares for a total of $386,413.  As of September 30, 2006, there were options outstanding to purchase 350,000 shares and 1,197,000 shares were available for grant under the Company’s 2003 Stock Option Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE (LOSS) INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 17,642 and 16,448 shares for the three and nine months ended September 30, 2006, respectively, and 30,961 and 31,294 shares for the three and nine months ended September 30, 2005, respectively, are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company’s comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months		Nine months
	2006	2005	2006	2005

Net Income	$276,075	$2,259,635	$3,634,549	$5,544,210
Increase (Decrease) in unrealized gain on securities available for sale	(97,957)	468,982	(383,127)	(1,695,067)
Comprehensive Income	$178,118	$2,728,617	$3,251,422	$3,849,143

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE

During the nine months ended September 30, 2006, the Company purchased $1,510,377 of securities available for sale.  During the nine months ended September 30, 2006, the Company sold or redeemed $6,089,613 in securities available for sale, recognizing a gain of $314,865.  The Company also recognized a loss of $823,249 due to a write-down to the carrying value of securities available for sale which were considered other than temporarily impaired.

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  The notional amount of these contracts amounted to $9,000,000 at September 30, 2006 and 2005.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in accrued liabilities and deposits on the balance sheet.  The fair value of the derivatives at September 30, 2006 and December 31, 2005 was a liability of $87,187 and $50,625, respectively.  During the three and nine months ended September 30, 2006, the Company recorded a realized loss of $137,261 and a realized gain of $165,484, respectively, on settled futures contracts, which is included in gain (loss) on securities available for sale transactions, net.  During the three and nine months ended September 30, 2005, the Company recorded a realized gain of $140,552 and a realized loss of $94,595, respectively, on settled futures contracts.

The Company had entered into five interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three and nine months ended September 30, 2006 amounted to ($324,609) and $28,841, respectively, and has been recorded as a deduction from (increase to) interest expense.  The change in the fair value of these agreements for the three and nine months ended September 30, 2005 amounted to $394,602 and $625,089, respectively.   The fair value of these agreements at September 30, 2006 and December 31, 2005 amounted to assets of $499,926 and $471,085, respectively, which have been included in notes and other receivables, net.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 15, 2006, the Company paid $2,491,306 of which $424,384 was reinvested, as a dividend of $.245 per share to shareholders of record as of August 15, 2006.  Total dividends paid for the nine months ended September 30, 2006 amounted to $7,391,253, of which $1,345,167 was reinvested.  On October 3, 2006, the Company declared a dividend of $.25 per share to be paid on December 15, 2006 to shareholders of record November 15, 2006.

During the nine months ended September 30, 2006, the Company received, including dividends reinvested, a total of $5,432,948 from the Dividend Reinvestment and Stock Purchase Plan.  There were 373,788 new shares issued under the Plan.

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

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2006 and 2005 for interest was $2,552,406 and $2,246,032, respectively.  Interest cost capitalized to Land Development was $141,900 and $119,600 for the nine months ended September 30, 2006 and 2005, respectively.  The change in fair value of the interest rate swap agreements amounted to $28,841 and $625,089 for the nine months ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006 and 2005, land development costs of $-0- and $4,278,665, respectively, were transferred to investment property and equipment and placed in service.

During the nine months ended September 30, 2006 and 2005, the Company had dividend reinvestments of $1,345,167 and $1,444,522, respectively, which required no cash transfers.

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

The Company also holds a portfolio of securities of other REITs and home manufacturers with a balance of $20,824,726 at September 30, 2006.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At September 30, 2006, the Company’s portfolio consisted of 48% preferred stocks, 23% common stocks and 29% debentures.  The securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

Total revenues decreased by approximately 12% from $11,247,848 for the quarter ended September 30, 2005 to $9,894,006 for the quarter ended September 30, 2006.  This was primarily due to a decrease in sales of manufactured homes and a decrease in gain (loss) on securities available for sale transactions.  Sales of manufactured homes decreased for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 primarily due to the timing of end of quarter sales.  Certain sales scheduled to be closed at the end of the third quarter did not close until the beginning of the fourth quarter.  The decrease in gain (loss) on securities available for sale transactions was primarily due to the loss on settled and open futures contracts.  Total revenues increased by approximately 2% from $29,107,908 for the nine months ended September 30, 2005 to $29,750,059 for the nine months ended September 30, 2006.  This was primarily due to an increase in sales of manufactured homes and the purchase of a new community in March 2006, partially offset by a decrease in the gain (loss) on securities available for sale transactions.

Total expenses increased by approximately 7% for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.  This was primarily due to an increase in interest expense, partially offset by a decrease in cost of sales of manufactured homes.  Total expenses increased by approximately 11% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  This was primarily due to an increase in cost of sales of manufactured homes, interest expense, selling expenses and general and administrative expenses.  The changes in cost of sales of manufactured homes are directly attributable to the changes in sales.  The increase in selling expense is primarily due to increased advertising for homes in new expansions.  The increases in general and administrative expenses are primarily due to an increase in personnel costs and franchise taxes.  The fluctuations in interest expense were primarily due to the change in fair value of the Company’s interest rate swaps.

Net income decreased by approximately 88% and 34% for the quarter and nine months, respectively, ended September 30, 2006 as compared to the quarter and nine months ended September 30, 2005.  The decrease in net income is primarily due to the decrease in the gain (loss) on securities available for sale transactions and an increase in interest expense.  In addition, the decrease for the quarter is also due to a decrease in the income from the sales operations.

See PART I, Item 1 – Business in the Company’s 2005 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,581,395 for the quarter ended September 30, 2005 to $5,795,685 for the quarter ended September 30, 2006.  Rental and related income increased from $16,612,171 for the nine months ended September 30, 2005 to $17,321,774         for the nine months ended September 30, 2006.  This was primarily due to the expansion of existing communities in 2005, the acquisition of a new community during 2006 and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually.

Interest and dividend income decreased from $898,008 for the quarter ended September 30, 2005 to $644,229 for the quarter ended September 30, 2006.  Interest and dividend income decreased from $2,374,619 for the nine months ended September 30, 2005 to $2,245,155 for the nine months ended September 30, 2006.  This was primarily due to a decrease in dividend income from the securities available for sale, partially offset by an increase in interest income from notes and other receivables.

Gain (loss) on securities available for sale transactions, net for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months		Nine months
	2006	2005	2006	2005

Gain (loss) on sale of securities, net	($24,599)	$32,168	$314,865	$1,187,658
Impairment loss	-0-	-0-	(823,249)	-0-
Gain (loss) on settled futures contracts	(137,261)	140,552	165,484	(94,595)
Gain (loss) on open futures contracts	(163,124)	82,187	(87,187)	116,718
(Loss) gain on securities available for sales transactions, net	($324,984)	$254,907	($430,087)	$1,209,781

Gain (loss) on sale of securities, net decreased by $56,767 and $872,793 for the three and nine months ended September 30, 2006, respectively as compared to the three and nine months ended September 30, 2005.  This was due primarily to the Company’s decision to realize a substantial portion of the unrealized gain in the securities portfolio existing during 2005.  During 2006, the Company also recognized a loss of $823,249 due to a write-down to the carrying value of securities available for sale which were considered other than temporarily impaired. These decreases were partially offset by the increase in the gain on settled futures contracts for the nine months ended September 30, 2006.  The Company invests in futures contracts of ten-year treasury notes to mitigate the exposure of interest rate fluctuations on the Company’s preferred equity and debt securities portfolio.

Community operating expenses increased from $3,019,762 for the quarter ended September 30, 2005 to $3,291,018 for the quarter ended September 30, 2006.  This was primarily due to an increase in repairs and maintenance and travel for community expansions.  Community operating expenses remained relatively stable for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  General and administrative expenses increased from $768,309 for the quarter ended September 30, 2005 to $838,652 for the quarter ended September 30, 2006.  General and administrative expenses increased from $2,244,453 for the nine months ended September 30, 2005 to $2,493,169 for the nine months ended September 30, 2006.  This was primarily due to an increase in personnel costs and franchise taxes.  Interest expense increased from $340,525 for the quarter ended September 30, 2005 to $1,117,060         for the quarter ended September 30, 2006.  Interest expense increased from $1,501,343 for the nine months ended September 30, 2005 to $2,381,665 for the nine months ended September 30, 2006.  This was primarily due to an increase in interest rates and the change in fair value of the Company’s interest rate swaps.  The change in fair value of the interest rate swaps increased interest expense by approximately $325,000 for the quarter ended September 30, 2006 and decreased interest expense by approximately $395,000 for the quarter ended September 30, 2005.  This change in fair value also decreased interest expense by approximately $29,000 and $625,000 for the nine months ended September 30, 2006 and 2005, respectively.  Cash paid for interest during the quarter ended September 30, 2006 and 2005 amounted to $853,350 and $767,127, respectively.  Cash paid for interest during the nine months ended September 30, 2006 and 2005 amounted to $2,552,406 and $2,246,032, respectively.  Depreciation expense remained relatively stable for the quarter and nine months ended September 30, 2006 as compared to the quarter and nine months ended September 30, 2005.  Amortization of financing costs increased from $45,120 for the quarter ended September 30, 2005 to $62,370 for the quarter ended September 30, 2006.  Amortization of financing costs increased from $135,360 for the nine months ended September 30, 2005 to $187,110 for the nine months ended September 30, 2006.  This was primarily due to fees incurred for our line of credit with PNC Bank.

Sales of manufactured homes amounted to $3,741,867 and $4,460,301 for the quarters ended September 30, 2006 and 2005, respectively.  Sales of manufactured homes decreased for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 primarily due to the timing of end of quarter sales.  Some sales scheduled to be closed at the end of the third quarter did not close until the beginning of the fourth quarter.  Sales of manufactured homes amounted to $10,479,863 and $8,781,794 for the nine months ended September 30, 2006 and 2005, respectively.  Cost of sales of manufactured homes amounted to $2,947,594 and $3,608,236 for the quarters ended September 30, 2006 and 2005, respectively. Cost of sales of manufactured homes amounted to $8,087,309 and $7,183,653 for the nine months ended September 30, 2006 and 2005, respectively. Selling expenses amounted to $540,821 and $404,213 for the quarters ended September 30, 2006 and 2005, respectively.  Selling expenses amounted to $1,547,339 and $1,127,326 for the nine months ended September 30, 2006 and 2005, respectively.  These fluctuations are directly attributable to the fluctuations in sales.  Income from sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) decreased from $447,852 for the quarter ended September 30, 2005 to $253,452 for the quarter ended September 30, 2006, primarily due to the timing of end of quarter sales.  Income from sales operations amounted to $845,215 for the nine months ended September 30, 2006 as compared to $470,815 for the nine months ended September 30, 2005.  This increase was primarily due to an increase in sales in our expansions which were completed in 2005.  The Company has also been increasing the sales prices of these homes.  The Company believes that sales of new homes into the Company’s communities produce new rental revenue and upgrade the communities.

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

Net cash provided by operating activities increased from $2,426,898 for the nine months ended September 30, 2005 to $3,238,705 for the nine months ended September 30, 2006.  The Company received, including dividends reinvested of $1,345,167, new capital of $5,432,948         through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company sold $6,089,613, at cost, and purchased $1,510,377 of securities of other real estate investment trusts.

The Company purchased a manufactured home community in Lebanon, Tennessee for approximately $5,200,000.  Mortgages payable decreased by $1,420,907 and loans payable decreased by $128,486 as a result of principal repayments, partially offset by the use of the line of credit to acquire the community in Lebanon, Tennessee.  The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the three and nine months ended September 30, 2006 and 2005 is calculated as follows:

	Three Months		Nine months
	2006	2005	2006	2005

Net Income	$276,075	$2,259,635	$3,634,549	$5,544,210
Gain on Sales of Depreciable Assets	(40,767)	(36,196)	(100,398)	(20,678)
Depreciation Expense	861,183	838,244	2,544,541	2,539,915

FFO	$1,096,491	$3,061,683	$6,078,692	$8,063,447

The following are the cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2006 and 2005:

	2006	2005

Operating Activities	$3,238,705	$2,426,898
Investing Activities	(4,050,502)	(9,365,307)
Financing Activities	(3,168,276)	2,590,453

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -	Risk Factors There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Form 10-Q.

Item 2 -	Unregistered Sale of Equity Securities and Use of Proceeds – none

Item 3 -	Defaults Upon Senior Securities – none

Item 4 -	Submission of Matters to a Vote of Security Holders – none

Item 5 -	Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors – none

Item 6 -	Exhibits –

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

UMH PROPERTIES, INC.

DATE:

  November 6, 2006

By /s/ Samuel A. Landy

Samuel A. Landy

President

DATE:

   November 6, 2006

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer