Form 10-K
period 2006-12-31
UMH PROPERTIES, INC.
filed 2007-03-13
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

         Yes    X    No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2006 was $154,006,628.  Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2006 was $122,762,526.

The number of shares outstanding of issuer's common stock as of February 28, 2007 was 10,369,692 shares.

Documents Incorporated by Reference:

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

TABLE OF CONTENTS

PART I

3

Item 1 – Business

3

Item 1A – Risk Factors

6

Item 1B – Unresolved Staff Comments

13

Item 2 – Properties

13

Item 3 – Legal Proceedings

16

Item 4 – Submission of Matters To a Vote of Security Holders

17

PART II

18

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  18

Item 6 – Selected Financial Data

20

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

21

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

31

Item 8 – Financial Statements and Supplementary Data

32

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

33

Item 9A – Controls and Procedures

34

Item 9B – Other Information

36

PART III

37

Item 10 – Directors, Executive Officers and Corporate Governance

37

Item 11 – Executive Compensation

39

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  47

Item 13 – Certain Relationships and Related Transactions, and Director Independence

49

Item 14 – Principal Accounting Fees and Services

49

PART IV

51

Item 15 – Exhibits, Financial Statement Schedules

51

SIGNATURES

90

PART I

Item 1 – Business

General Development of Business

In this Form 10-K, “we”, “us”, “our”, or “the Company”, refers to UMH Properties, Inc., together with its predecessors and subsidiaries, unless the context requires otherwise.

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

The Company owns and operates twenty-eight manufactured home communities containing approximately 6,700 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

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

Background

Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company’s stock, spun off to its shareholders in a registered distribution three shares of UMH Properties, Inc. for each share of Monmouth Capital Corporation.  The Company in 1984 and 1985 issued additional shares through rights offerings.  The Company has been in operation for thirty-eight years, the last twenty of which have been as a publicly-owned corporation.

Narrative Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents, and through its wholly-owned taxable REIT subsidiary, sells homes to residents and prospective residents of our communities.

A manufactured home community is designed to accommodate detached, single family manufactured homes.  These manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. These homes are often improved with the addition of features constructed on site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options.  Manufactured homes, once located, are rarely transported to another site; typically, a manufactured home remains on site and is sold by its owner to a subsequent occupant.  This transaction is commonly handled through a broker in the same manner that a more traditional single-family residence is sold.  Each owner of a manufactured home leases the site on which the home is located from the Company.

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

Modern residential land lease communities are similar to typical residential subdivisions containing central entrances, paved streets and curbs and gutters.  The size of a modern manufactured home community is limited, as are other residential communities, by factors such as geography, topography, and funds available for development.  Generally, modern manufactured home communities contain buildings for recreation, green areas, and other common area facilities, which, as distinguished from resident owned manufactured homes, are the property of the community owner.  In addition to such general improvements, certain manufactured home communities include recreational improvements such as swimming pools, tennis courts and playgrounds.  Municipal water and sewer services are available to some manufactured home communities, while other communities supply these facilities on site.  Therefore, the owner of a home in our communities leases from us not only the site on which the home is located, but also the physical community framework, and acquires the right to utilize the community common areas and amenities.

Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties.  The community manager interviews prospective residents, ensures compliance with community regulations, maintains public areas and community facilities and is responsible for the overall appearance of the community.  The manufactured home community, once fully occupied, tends to achieve a stable rate of occupancy.  The cost and effort in moving a home once it is located in a community encourages the owner of the manufactured home to resell the manufactured home rather than to remove it from the community.  This ability to produce relatively predictable income, together with the location of the community, its condition and its appearance, are factors in the long-term appreciation of the community.

Inherent in the operation of a manufactured home community is the development, redevelopment, and expansion of our communities.  Effective April 1, 2001, the Company, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), began to conduct manufactured home sales, and financing of these sales, in our communities.  S&F was established to potentially enhance the value of our communities.  The home sales business is operated like other homebuilders with sales centers, model homes, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners.

The Company operates as part of a group of three public companies (all REITs) which includes UMH Properties, Inc., Monmouth Real Estate Investment Corporation (MREIC), and Monmouth Capital Corporation (MCC) (the affiliated companies).  MREIC invests in long-term net-leased industrial properties to investment grade tenants.  MCC invests in properties which do not fit either the investment criteria of the Company or MREIC.  Some general and administrative expenses are allocated among the three affiliated companies based on use or services provided.  The Company currently has approximately 100 employees.    Allocations of salaries and benefits are made among the affiliated companies based on the amount of the employees’ time dedicated to each affiliated company.

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

The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.  The securities portfolio, to the extent not pledged to secure borrowing, provides the Company with liquidity and additional income.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At December 31, 2006 and 2005, the Company had $17,908,595 and $26,610,338, respectively, of securities available for sale.  Included in these securities are Preferred Stock and Debt securities of $6,524,750 and $6,000,000, respectively at December 31, 2006 and $15,314,813 and $6,000,000 respectively, at December 31, 2005.  The unrealized net gain on securities available for sale at December 31, 2006 and 2005 amounted to $384,890 and $916,569, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.  The Company anticipates that renovation expenditures with respect to its present properties during 2007 will be consistent with 2006 expenditures, which amounted to approximately $2,500,000.  It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

On March 1, 2007, the Company had approximately 100 employees, including Officers.  During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

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

The real estate business is highly competitive.  The Company competes for manufactured home community investments with numerous other real estate entities, such as individuals, corporations, REITs and other enterprises engaged in real estate activities, possibly including certain affiliates of the Company.  In many cases, the competing concerns may be larger and better financed than the Company, making it difficult for the Company to secure new manufactured home community investments.  Competition among private and institutional purchasers of manufactured home community investments has increased substantially in recent years, with resulting increases in the purchase price paid for manufactured home communities and consequent higher fixed costs.

Governmental Regulations

The Company is subject to significant regulation that inhibits our activities and may increase our costs.  Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities.  These regulations may prevent the Company from taking advantage of economic opportunities.  Legislation such as the Americans with Disabilities Act may require the Company to modify its properties.  Future legislation may impose additional requirements.  No prediction can be made as to what requirements may be enacted or what changes may be implemented to existing legislation.

Rent control affects only two of the Company’s manufactured home communities which are in New Jersey and has resulted in a slower growth of earnings from these properties.

Environmental Liability Risks

Environmental liabilities could affect our profitability.  Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate or have owned or operated.  They may be liable to the government or to third parties for property damage, investigation costs and cleanup costs.  Contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.  There is no way of determining at this time the magnitude of any potential liability to which the Company may be subject arising out of unknown environmental conditions or violations with respect to the properties it owns.  Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, or released from, the property.  A conveyance of the property, therefore, does not relieve the owner or operator from liability.  The Company is not aware of any environmental liabilities relating to its properties which would have a material adverse effect on its business, assets, or results of operations.  However, no assurance can be given that environmental liabilities will not arise in the future.

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

Insurance Considerations

The Company generally maintains insurance policies related to its business, including casualty, general liability and other policies covering business operations, employees and assets.  The Company may be required to bear all losses that are not adequately covered by insurance.  In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war.  If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties.  Although management believes that the Company’s insurance programs are adequate, no assurance can be given that the Company will not incur losses in excess of its insurance coverage, or that the Company will be able to obtain insurance in the future at acceptable levels and reasonable cost.

Financing Risks

The Company faces risks generally associated with our debt.  We finance a portion of our investments in properties and marketable securities through debt.  This debt creates risks, including:

•

rising interest rates on our floating rate debt;

•

failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

•

refinancing terms less favorable than the terms of existing debt; and

•

failure to meet required payments of principal and/or interest.

We face risks associated with the use of debt to fund acquisitions, including refinancing risk.  We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.   In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value.  A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

We face risks related to “balloon payments.”  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  There can be no assurance whether we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors.

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed.  Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations.  As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all.  Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock.  Additional debt financing may substantially increase our debt-to-total capitalization ratio.  Additional common equity financing may dilute the holdings of our current common stockholders.

A lack of any limitation on our debt could result in our becoming more highly leveraged.  Our governing documents do not limit the amount of indebtedness we may incur.  Accordingly, our board of directors may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT.  We might become more highly leveraged as a result, and our financial condition and cash available for distribution to stockholders might be negatively affected and the risk of default on our indebtedness could increase.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.  The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage.  These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations.  If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Amendment of Business Policies

The Company may amend our business policies without your approval.  The Board of Directors determines the growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies.  Although the Board of Directors has no present intention to amend or revise any of these policies, these policies may be amended or revised without notice to shareholders.  Accordingly, shareholders may not have control over changes in Company policies.  Management cannot assure shareholders that changes in our policies will serve fully the interests of all shareholders.

Other Risks

The market value of our Common Stock could decrease based on the Company’s performance and market perception and conditions. The market value of the Company’s Common Stock may be based primarily upon the market's perception of the Company’s growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of the Company’s underlying assets. The market price of the Company’s Common Stock is influenced by the dividend on the Company’s Common Stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company’s Common Stock to expect a higher dividend rate, which would adversely affect the market price of our Common Stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company’s ability to service our indebtedness and pay distributions.

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

To produce new rental revenue and to upgrade our communities, the Company sells homes to customers in our communities at competitive prices and finances these home sales.  We allow banks and outside finance companies the first opportunity to finance these sales.  There is a risk of default in financing these sales.  These loans may have higher default rates than we anticipate, and demand for consumer financing may not be as great as we anticipate or may decline.  Additionally, there are many regulations pertaining to our home sales and financing activities.  There are significant consumer protection laws and the regulatory framework may change in a manner which may adversely affect our operating results. The regulatory environment and associated consumer finance laws create a risk of greater liability from our home sales and financing activities and could subject us to additional litigation.  We are also dependent on licenses granted by state and other regulatory authorities, which may be withdrawn or which may not be renewed and which could have an adverse impact on our ability to continue with our home sales and financing activities.

The Company is subject to restrictions that may impede management’s ability to effect a change in control. Certain provisions contained in the Company’s charter and bylaws, and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control.  These provisions include the following:

•

Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a "staggered board." By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire.

•

Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assure our ability to remain a qualified REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

•

The request of the holders of a majority or more of our common stock is necessary for stockholders to call a special meeting.  We also require advance notice by common stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

•

Our Board of Directors may authorize and issue securities without stockholder approval.  Under our Charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the board of directors may determine.  The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

Maryland business statutes may limit the ability of a third party to acquire control of us.  Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations.  The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.  Moreover, under Maryland law the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director.  Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met.  An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation.  In our Articles of Incorporation, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with Monmouth Real Estate Investment Corporation., a Maryland corporation, or Monmouth Capital Corporation, a New Jersey corporation.

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

Furthermore, the Company would no longer be required to make any distributions to the Company’s shareholders as a condition to REIT qualification.  Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2010.  Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

To qualify as a REIT, and to continue to qualify as a REIT, the Company must comply with certain highly technical and complex requirements. The Company cannot be certain it has complied, and will always be able to comply, with these requirements because there are few judicial and administrative interpretation of these provisions.  In addition, facts and circumstances that may be beyond the Company’s control may affect the Company’s ability to continue to qualify as a REIT.  The Company cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company’s qualification as a REIT or with respect to the Federal income tax consequences of qualification.  The Company believes that it has qualified as a REIT since it adopted REIT status in 1992 and intends to continue to qualify as a REIT.  However, the Company cannot assure you that the Company is qualified or will remain qualified.

There is a risk of changes in the tax law applicable to REITs.  Because the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.  Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

The Company may be unable to comply with the strict income distribution requirements applicable to REITs.  To maintain qualification as a REIT under the Code, a REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains.  This requirement limits our ability to accumulate capital.  We may not have sufficient cash or other liquid assets to meet the distribution requirements.  Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed or because deductions may be disallowed or limited, or the Internal Revenue Service may make a determination that adjusts reported income.  In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply which could adversely affect our financial condition.  If we fail to make a required distribution, we would cease to be taxed as a REIT.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company owns twenty-eight manufactured home communities containing approximately 6,700 sites.  The following is a brief description of the properties owned by the Company.  There is a long-term trend toward larger manufactured homes.  Manufactured home communities designed for older manufactured homes must be modified to accommodate modern wider and longer manufactured homes.  These changes may decrease the number of homes that may be accommodated in a manufactured home community.  The rents collectible from the land ultimately depend on the value of the home and land.  Therefore, fewer but more expensive homes can actually produce the same or greater rents.  For this reason, the number of sites operated by the Company is subject to change, and the number of sites listed is always an approximate number.

	Number of	Occupancy at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2006	December 31, 2006

Allentown	397	375	$316
4912 Raleigh-Millington Road
Memphis, TN 38128

Brookview Village	133	104	$370
Route 9N
Greenfield Center, NY 12833

Cedarcrest	283	281	$439
1976 North East Avenue
Vineland, NJ 08360

	Number of	Occupancy at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2006	December 31, 2006

Cranberry Village	200	159	$407
201 North Court
Cranberry Township, PA 16066

Cross Keys Village	133	105	$278
Old Sixth Avenue Road, RD #1
Duncansville, PA 16635

D & R Village	240	230	$391
Route 146, RD 13
Clifton Park, NY 12065

Fairview Manor	317	317	$442
2110 Mays Landing Road
Millville, NJ 08332

Forest Park Village	252	185	$366
724 Slate Avenue
Cranberry Township, PA 16066

Heather Highlands	404	265	$265
109 S. Main Street
Pittston, PA 18640

Highland Estates	330	292	$438
60 Old Route 22
Kutztown, PA 19530

Kinnebrook	207	178	$407
201 Route 17B
Monticello, NY 12701

Lake Sherman Village	239	154	$324
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	218	158	$245
1943 St. Joseph Street
Cresson, PA 16630

Memphis Mobile City	156	147	$281
3894 N. Thomas Street
Memphis, TN 38127

Oxford Village	224	224	$456
2 Dolinger Drive
West Grove, PA 19390

	Number of	Occupancy at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2006	December 31, 2006

Pine Ridge Village/Pine Manor	167	134	$374
147 Amy Drive
Carlisle, PA 17013

Pine Valley Estates	217	144	$275
700 Pine Valley Estates
Apollo, PA 15613

Port Royal Village	425	291	$297
400 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	235	204	$262
2066 Victory Road
Marion, OH 43302

Sandy Valley Estates	364	280	$315
801 First, Route #2
Magnolia, OH 44643

Somerset Estates/Whispering Pines	183	177	$205
1873 Husband Rd
Somerset, PA 15501

Southwind Village	250	250	$313
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	151	131	$237
7140-29 Selby Road
Athens, OH 45701

Waterfalls Village	202	166	$400
3450 Howard Road
Hamburg, NY 14075

Weatherly Estates	270	167	$330
271 Weatherly Drive
Lebanon, TN 37087

Woodland Manor	149	74	$274
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	157	151	$552
Route 35
Eatontown, NJ 07724

Wood Valley	161	125	$265
1493 N. Whetstone River Road
Caledonia, OH 43314

The Company actively seeks to have older homes removed from the community and replaced by newer modern homes.  During 2006, the Company placed approximately 280 newer homes into our communities.  However, approximately 380 homes left the communities for various reasons, including demolished as obsolete.  Occupancy declined from 85% at December 31, 2005 to 82% at December 31, 2006.  The ability of manufactured home communities to be renewed and upgraded is believed to be a positive factor.

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

The Company has approximately 1,000 sites in various stages of engineering/construction.  Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $112,000,000 (at original cost) in manufactured home properties.  These consist of 28 separate manufactured home communities and related equipment and improvements.  No one community constitutes more than 10% of the total assets of the Company.  Port Royal Village with 425 sites, Heather Highlands with 404 sites, Allentown with 397 sites, Sandy Valley Estates with 364 sites, Highland Estates with 330 sites, Fairview Manor with 317 sites, and Cedarcrest with 283 sites, are the larger properties.  Heather Highlands historically has an average of 65% to 70% occupancy.  This property continues to produce positive cash flow.

Mortgages on Properties

The Company has mortgages on various properties.  The maturity dates of these mortgages range from the year 2007 to 2019.  Interest varies from fixed rates of 4.625% to 7.36% and variable rates of prime plus 1/2% to LIBOR plus 1.55% to 1.75%.  The aggregate balances of these mortgages total $46,817,633 at December 31, 2006.  (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Item 3 – Legal Proceedings

Legal proceedings are incorporated herein by reference and filed as Part IV, Item 15(a)(1)(vi), Note 12 of the Notes to Consolidated Financial Statements – Contingencies and Legal Matters.

Item 4 – Submission of Matters To a Vote of Security Holders

No matters were submitted during the fourth quarter of 2006 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares are traded on the American Stock Exchange (symbol UMH).  The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2006			2005
	HIGH	LOW	Distribution	HIGH	LOW	Distribution

First Quarter	$16.00	$14.88	$ .245	$16.70	$14.78	$ .2425
Second Quarter	15.31	14.55	.245	16.10	14.65	.2450
Third Quarter	15.75	15.00	.245	16.50	14.80	.2450
Fourth Quarter	16.20	15.03	.250	15.99	15.00	.2450
			$.985			$.9775

On March 1, 2007, the closing price of the Company’s stock was $14.82.

As of December 31, 2006, there were approximately 840 shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2006 and 2005, total distributions paid by the Company amounted to $9,957,831 or $.985 per share ($.6843 taxed as ordinary income, $.1097 taxed as a long-term capital gain and $.1910 as a return of capital), and $9,287,149 or $.9775 per share ($.6961 taxed as ordinary income, $.1500 taxed as a long-term capital gain and $.1314 as a return of capital), respectively.

It is the Company’s intention to continue distributing quarterly dividends.  On January 11, 2007, the Company declared a cash dividend of $.25 per share to be paid on March 15, 2007 to shareholders of record February 15, 2007.  Future dividend policy will depend on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has a Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  This Plan replaced the Company’s 1994 Stock Option Plan which, pursuant to its terms, terminated December 31, 2003.  See Note 6 in the Notes to the Consolidated Financial Statements for a description of the plans.

The following table summarizes information, as of December 31, 2006, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)

Equity Compensation Plans Approved by Security Holders	348,000	$15.09	1,197,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	348,000	$15.09	1,197,000

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

350
300
250
200
150
100
50
0
DOLLARS
2001
2002
2003
2004
2005
2006
YEAR ENDED DECEMBER 31,
UMH PROPERTIES, INC.
NAREIT COMPOSITE
S & P 500

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2006.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	December 31,
	2006	2005	2004	2003	2002

Operating Data:

Total Revenues	$42,644,610	$39,339,573	$34,357,882	$33,790,503	$29,423,893
Total Expenses	36,962,736	32,392,720	26,176,771	25,328,860	24,107,136
Gain on Sales of Investment
Property and Equipment	158,403	43,489	20,638	55,888	664,546
Net Income	5,840,277	6,990,342	8,201,749	8,517,531	5,981,303
Net Income Per Share -
Basic	.58	.74	.95	1.08	.79
Diluted	.58	.74	.95	1.07	.78
Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$4,161,938	$3,034,698	$5,115,754	$4,420,150	$6,747,943
Investing Activities	(2,591,532)	(13,415,488)	(2,398,003)	326,610	(7,076,423)
Financing Activities	(4,120,735)	6,161,334	2,812,190	(3,840,868)	1,099,628
Balance Sheet Data:

Total Assets	$115,740,444	$114,782,535	$103,164,988	$94,310,212	$89,026,506
Mortgages Payable	46,817,633	48,706,241	50,501,243	44,222,675	43,321,884
Shareholders’ Equity	57,640,419	54,839,324	48,804,743	38,575,404	28,821,572
Other Information:

Average Number of
Shares Outstanding	10,093,546	9,473,155	8,598,686	7,858,888	7,600,266
Funds from
Operations (1)	$9,097,444	$10,300,749	$11,355,784	$11,370,712	$8,788,197
Cash Dividends
Per Share	.985	.9775	.9450	.9050	.8650

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

The Company’s FFO is calculated as follows:

	2006	2005	2004	2003	2002

Net Income	$5,840,277	$6,990,342	$8,201,749	$8,517,531	$5,981,303
Gain on Sales of Depreciable Assets	(158,403)	(43,489)	(20,638)	(55,888)	(3,546)
Depreciation Expense	3,415,570	3,353,896	3,174,673	2,909,069	2,810,440

FFO (1)	$9,097,444	$10,300,749	$11,355,784	$11,370,712	$8,788,197

 (1)  Includes gain on sale of land of $661,000 in 2002.

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through, its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  The Company owns twenty-eight communities containing approximately 6,700 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company also invests in debt and equity securities of other REITs.

During 2006, the Company acquired (at auction) Weatherly Estates I, a 270-space manufactured home community in Lebanon, Tennessee.  In many of our communities, the Company has vacant land.  The Company continues to expand these communities and hopes to develop new manufactured home communities on these properties.

The Company also holds a portfolio of securities of other REITs with a balance of $17,908,595 at December 31, 2006.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At December 31, 2006, the Company’s portfolio consisted of 36% preferred stocks, 30% common stocks and 34% debentures.  The Company’s weighted-average yield on the securities portfolio was approximately 7.8% at December 31, 2006.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain on securities available for sale transactions, net.  Rental and related income increased approximately 4% for the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily due to the expansion of existing communities in 2005, the acquisition of a new community during 2006 and rental increases to residents. Net income for the year ended December 31, 2006 decreased approximately 16% or $1,150,065 due primarily to a decrease in the gain on securities available for sales transactions of $965,987 and an increase in interest expense of $1,072,955 for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  Community operations have remained relatively stable.  Management is continuing to seek communities for acquisition, but the current acquisition environment is very competitive.

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

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market or through dividend reinvestment plans.  These securities are classified among three categories:  Held-to-maturity, trading and available-for-sale.  As of December 31, 2006 and 2005, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Other

Estimates are used when accounting for the allowance for doubtful accounts for our rents and loans receivable, potentially excess and obsolete inventory and contingent liabilities, among others.  These estimates are susceptible to change and actual results could differ from these estimates.  The effects of changes in these estimates are recognized in the period they are determined.

Results of Operations

2006 vs. 2005

Rental and related income increased from $22,280,917 for the year ended December 31, 2005 to $23,186,485 for the year ended December 31, 2006, or 4%, primarily due to the expansion of existing communities in 2005, the acquisition of a new community during 2006 and rental increases to residents. During 2006, the Company was able to obtain an average rent increase of approximately 4%.

Occupancy as well as the ability to increase rental rates directly affect revenues.  The Company’s occupancy rate has decreased from 85% in 2005 to 82% in 2006.  Some of this decline was due to the purchase of Weatherly Estates, which was 59% occupied.  Some of the Company’s vacancies are also the result of expansions in progress.  The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and enhance shareholder value.  The Company has faced many challenges in filling vacant homesites.  Despite selling approximately 280 newer homes into our communities, we had a net decrease in occupancy of approximately 100 units.  These homes left the communities for various reasons, including demolished as obsolete.   Relatively low interest rates have continued to make site-built housing more accessible.  Attractive apartment rental deals continue to hinder occupancy advances.

Sales of manufactured homes increased from $12,436,980 for the year ended December 31, 2005 to $15,799,748 for the year ended December 31, 2006, or 27%.  Cost of sales of manufactured homes increased from $9,963,689 for the year ended December 31, 2005 to $12,433,851 for the year ended December 31, 2006, or 25%.  Selling expenses increased from $1,894,274 for the year ended December 31, 2005 to $2,258,746 for the year ended December 31, 2006, or 19%.  These increases were due to the increase in sales.  Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) increased from $579,017 for the year ended December 31, 2005 to $1,107,151 for the year ended December 31, 2006, or 91%.  The Company has been experiencing an increase in sales primarily due to the expansion of a number of our communities.  These sales have also commanded a higher gross profit percent.  The gross profit percent increased from 19.9% for the year ended December 31, 2005 to 21.3% for the year ended December 31, 2006.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Interest and dividend income decreased from $3,224,679 for the year ended December 31, 2005 to $3,156,255 for the year ended December 31, 2006, or 2%.   This was primarily as a result of a decrease in dividend income due primarily to a lower average balance of securities available for sale during 2006 as a result of sales during 2005 and 2006.  This was partially offset by an increase in interest income due to a higher balance of notes receivable.

Gains on securities transactions, net consists of the following:

	2006	2005	2004

Gross realized gains	$ 1,029,759	$ 1,187,658	$ 2,709,010
Gross realized losses	(74,048)	-0-	(8,601)
Net gain (loss) on closed futures contracts	(29,443)	95,801	(243,360)
Unrealized (loss) gain on open futures contracts	163,828	(50,625)	8,438
Impairment loss	(823,249)	-0-	-0-

Total Gain on Securities Transactions, net	$ 266,847	$ 1,232,834	$ 2,465,487

Gains on securities transactions, net decreased from $1,232,834 for the year ended December 31, 2005 to $266,847 for the year ended December 31, 2006, or 78%.  This was due primarily to the $823,249 write-down to the carrying value of securities available for sale which were considered other than temporarily impaired.  Partially offsetting this decrease was a net gain on the futures contracts of $134,385 for 2006 as compared to $45,176 for 2005.

Community operating expenses increased from $11,773,859 for the year ended December 31, 2005 to $12,274,363 for the year ended December 31, 2006, or 4%.  This was primarily as a result of the acquisitions of a new community in 2006 and an increase in real estate taxes.

General and administrative expenses increased from $2,943,797 for the year ended December 31, 2005 to $3,068,275 for the year ended December 31, 2006, or 4%.  This was primarily as a result of an increase in payroll.  The Company is continuing to expand our operations.  Total assets have increased from approximately $89,000,000 as of December 31, 2002 to approximately $116,000,000 as of December 31, 2006.

Interest expense increased from $2,200,765 for the year ended December 31, 2005 to $3,273,720 for the year ended December 31, 2006, or 49%.  This was primarily as a result of the change in the fair market value of our interest rate swaps.  This change decreased interest expense by approximately $774,000 in 2005, but increased interest expense by approximately $68,000 in 2006, a swing of $842,000.  Additionally, there was an increase in the average balance of our loans payable.  The average balance of our loans payable amounted to approximately $7,900,000 and $4,200,000 in 2006 and 2005, respectively.  Interest capitalized on construction in progress amounted to $225,800 and $167,400 for 2006 and 2005, respectively.

Depreciation expense increased from $3,353,896 for the year ended December 31, 2005 to $3,415,570 for the year ended December 31, 2006, or 2%, primarily as a result of the acquisition of the new community in 2006 and expansions placed in service in 2005 and 2006.

Amortization of financing costs remained relatively stable for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Gain on sale of investment property and equipment increased from $43,489 for the year ended December 31, 2005 to $158,403 for the year ended December 31, 2006, or 264%.  This was primarily as a result of the sale of older rental units to existing residents.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable	$46,817,633	$6,747,520	$26,225,383	$5,475,864	$8,368,866
Operating Lease Obligations	600,000	180,000	360,000	60,000	-0-
Retirement Benefits	867,050	65,000	130,000	100,000	572,050
Total	$48,284,683	$6,992,520	$26,715,383	$5,635,864	$8,940,916

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

Operating lease obligations represent a lease, with a related party, for the Company’s corporate offices.  The original lease is for a five-year term with monthly lease payments of $12,000.  During 2005, the Company renewed this lease for an additional five-year term with monthly lease payments of $15,000.  The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.  Approximately 50% of the monthly lease payment plus its proportionate share of real estate taxes and common area maintenance is reimbursed by other related entities utilizing the leased space (See Note 8 of the Notes to Consolidated Financial Statements).

Retirement benefits represent the total future amount to be paid, on an undiscounted basis, relating to two executive officers.  These benefits are based upon specific employment agreements with these two executives.  The agreements do not require the Company to separately fund the obligation and therefore will be paid from the general assets of the Company.  The Company has accrued these benefits on a present value basis over the terms of the agreements (See Note 8 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  At December 31, 2006, the Company’s shareholders’ equity increased to $57,640,419 as compared to $54,839,324 at December 31, 2005, principally due to proceeds from the dividend reinvestment and stock purchase plan (DRIP) partially offset by dividends and decreases in unrealized gains on securities available for sale.

The Company’s ability to generate cash adequate to meet its needs is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, and access to the capital markets.

Purchases of new properties, purchases of manufactured home inventory, investment in debt and equity securities of other REITS, financing of manufactured home sales, payments of expenses related to real estate operations, capital improvements and expansion programs, debt service, management and professional fees, and dividend requirements place demands on the Company’s liquidity.

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

Management does not see an indication that material factors are present that may negatively impact cash flows.  The Company is not aware of adverse trends, demands, commitments, events or uncertainties that are reasonably likely to have an impact on the Company’s liquidity.  At December 31, 2006, the Company owns securities available for sale of $17,908,595, subject to margin loans of $3,259,796.  At December 31, 2006, the Company owns twenty-eight communities of which 13 are unencumbered.  The Company also has unused lines of credit totaling $15,000,000.  These marketable securities, non-mortgaged properties and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties and sell marketable securities will provide sufficient funds to adequately meet its obligations over the next several years.

Net cash provided by operating activities amounted to $4,161,938, $3,034,698 and $5,115,754 for the years ended December 31, 2006, 2005 and 2004, respectively.  Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory of manufactured homes, loans to customers for the sales of manufactured homes, purchases of manufactured home communities and expansion of existing communities.  The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing.  The dividend payments were primarily made from cash flow from operations.  The increase in 2006 as compared to 2005 was primarily due to a smaller increase in inventory.  The decrease in 2005 as compared to 2004 was primarily due to an increase in financing manufactured home sales.

Net cash used by investing activities amounted to $2,591,532, $13,415,488, and $2,398,003 for the years ended December 31, 2006, 2005 and 2004, respectively.  Net cash (used) provided by financing activities amounted to ($4,120,735), $6,161,334 and $2,812,190 for the years ended December 31, 2006, 2005 and 2004, respectively.  In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements and expansion programs, purchase of manufactured homes for rent, purchases of securities, scheduled mortgage amortization and dividend distributions.

During 2006, the Company purchased a manufactured home community in Lebanon, Tennessee for a total purchase price of approximately $5,200,000.

The Company invests in debt and equity securities of other REITs for liquidity and additional income.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  At December 31, 2006, $3,259,796 was outstanding on the margin loan.  During 2006, the Company’s securities portfolio decreased by approximately $8,700,000 primarily due to sales of approximately $10,100,000 and a decrease in the unrealized gain of approximately $500,000, partially offset by purchases of approximately $1,900,000.  During 2006 and 2005, the Company recognized a portion of the substantial unrealized gains in the security portfolio.

The Company owns approximately 500 rental units.  Once these homes reach 10 years old, the Company generally sells them.  The Company estimates that in 2007 it will purchase approximately 50 manufactured homes to replace  these homes for a total cost of approximately $1,250,000.  Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service.  Excluding expansions and rental home purchases, the Company is budgeting approximately $1,000,000 in capital improvements for 2007.

The Company’s only significant commitments and contractual obligations relate to its mortgages payable, retirement benefits and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan), which provides for the reinvestment of dividends and for monthly optional cash payments of not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company.  During 2006, amounts received, including dividends reinvested of $1,783,177, amounted to $6,912,430.  During 2006, the Company paid $9,957,831, including dividends reinvested. The success of the Plan resulted in a substantial improvement in the Company’s liquidity and capital resources in 2006.

During the year ended December 31, 2006, six employees exercised their stock options and purchased 38,000 shares for a total of $407,613.  During the year ended December 31, 2005, seven employees exercised their stock options and purchased 138,000 shares for a total of $1,266,913.

The Company has undeveloped land which it could develop over the next several years. The Company is also exploring the utilization of vacant land for town houses.  The Company continues to analyze the highest and best use of its vacant land, and uses it accordingly.

Recent Accounting Pronouncements

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption.  Only tax positions that meet the “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the opening balance of retained earnings for the year of adoption.  The Company is currently assessing what impact, if any, the adoption of FIN 48 on January 1, 2007 will have on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment” (“SAB 108”).  SAB 108 is effective for fiscal years ending after November 15, 2006, although early application is encouraged, but not required.  The Company has adopted SAB 108 for our fiscal year ended December 31, 2006.  The adoption of SAB 108 did not have a material effect on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after December 15, 2007.  The Company plans to adopt SFAS 157 beginning January 1, 2008.  The Company is currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

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

Such factors include, but are not limited to, the following:  changes in the general economic climate; increased competition in the geographic areas in which the Company owns and operates manufactured housing communities; changes in government laws and regulations affecting manufactured housing communities; the ability of the Company to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to the Company; the ability to maintain rental rates and occupancy levels; competitive market forces; changes in market rates of interest; the ability of manufactured home buyers to obtain financing; the level of repossessions by manufactured home lenders; and those risks and uncertainties referenced under the heading "Risk Factors" contained in this Form 10-K and the Company's filings with the Securities and Exchange Commission.  The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

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

The following table sets forth information as of December 31, 2006, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2007	$ -0-	-0-	$5,023,257	$5,023,257
2008	4,770,152	4.625%	5,075,382	9,845,534
2009	3,009,865	4.750%	13,875,761	16,885,626
2010	-0-	-0-	-0-	-0-
2011	5,240,029	6.360%	-0-	5,240,029
Thereafter	6,849,667	6.826%	2,973,520	9,823,187
Total	$19,869,713		$26,947,920	$46,817,633
Estimated Fair Value	$20,000,738		$26,947,920	$46,948,658

The Company’s variable rate long-term debt consists of six mortgage loans with interest rates ranging from prime plus ½% to LIBOR plus 1.55% to 1.75%.  To minimize the variability that changes in interest rates could have on its future cash flows, the Company has entered into five separate interest rate swap agreements.  The interest rate swap agreements have the effect of fixing interest rates relative to specific mortgage loans totaling approximately $24,000,000.  The effective fixed interest rates on these loans range from 5.17% to 6.39%.

The Company's remaining variable rate debt totals $3,000,000 as of December 31, 2006 which bears interest at prime plus ½%.  If prime increased or decreased by 1%, the

Company believes its interest expense would have increased or decreased by approximately $30,000, based on the balance of long-term debt outstanding at December 31, 2006.

The Company also has approximately $8,100,000 in variable rate debt due on demand.  This debt primarily consists of $3,300,000 margin loans secured by marketable securities, a $3,100,000 inventory financing loan and $1,700,000 outstanding on our line of credit.  The interest rates on these loans range from 7% to 11.25% at December 31, 2006.  The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2006.

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

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2006	March 31	June 30	September 30	December 31

Total Revenues	$9,512,201	$10,343,852	$9,894,006	$12,894,551
Total Expenses	7,388,513	9,168,697	9,658,698	10,746,828
Net Income (1)	2,140,525	1,217,949	276,075	2,205,728
Net Income per Share – Basic	.22	.12	.03	.22
Diluted	.22	.12	.03	.22

2005	March 31	June 30	September 30	December 31

Total Revenues	$8,543,418	$9,316,642	$11,247,848	$10,231,665
Total Expenses	6,079,613	8,480,354	9,024,409	8,808,344
Net Income (1)	2,456,249	828,326	2,259,635	1,446,132
Net Income per Share – Basic	.27	.09	.24	.15
Diluted	.27	.09	.24	.15

(1)

Fluctuations are primarily due to changes in the fair value of interest rate swaps and Gain on Securities Transactions, net.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 1, 2005, the Company dismissed KPMG LLP as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

The audit reports of KPMG LLP on the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG’s report on the Company’s consolidated financial statements for the year ended December 31, 2004 included a separate paragraph which stated the following: “As discussed in Note 1, the Company has restated its 2003 and 2002 consolidated financial statements.”  The audit reports of KPMG LLP on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG LLP’s report indicates that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of a material weakness on the achievement of the objectives of the control criteria and contains an explanatory paragraph which identified the following material weakness:  “The Company’s policies and procedures associated with the selection and application of accounting policies for purposes of preparing its annual and interim financial statements were not adequate. Specifically, as of December 31, 2004, and due to the aforementioned deficiencies in the Company’s policies and procedures, the Company’s accounting for certain derivative financial instruments, to hedge the variability of cash flows of floating interest rate debt, was found to be inconsistent with U.S. generally accepted accounting principles.”

After December 31, 2004, the Company has implemented controls designed to reduce the risk of such an error in the future through implementation of a comprehensive review of each new interest rate swap for proper accounting treatment by the Company’s Chief Financial Officer.  The Company’s management and Audit Committee have discussed this issue with KPMG LLP.

In connection with the audit of the fiscal year ended December 31, 2004 and the subsequent interim period through July 1, 2005, there were no (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, except that KPMG LLP advised the Company of the material weaknesses described in paragraph two above.

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

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

(a)

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2006.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Reznick Group, P.C., the Company’s independent registered public accounting firm, has issued their report on their audit of management’s assessment of the Company’s internal control over financial reporting, a copy of which is included herein.

(b)

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of UMH Properties, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that UMH Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that UMH Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income, shareholders’  equity and comprehensive income, and cash flows of UMH Properties, Inc., and our report dated March 12, 2007 expressed an unqualified opinion.

/s/ Reznick Group, P.C.

Baltimore, Maryland

March 12, 2007

(c)    Changes in Internal Control Over Financial Reporting

There have been no changes to internal control over financial reporting during the Company’s fourth fiscal quarter.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The following are the Directors and Executive Officers of the Company as of December 31, 2006.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	48	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Vice President (2001 to present) and Director (1994 to present) of Monmouth Capital Corporation, an affiliate of the Company; Controller (1991 to 2003) and Director (1993 to 2004) of Monmouth Real Estate Investment Corporation, an affiliate of the Company.	1995

Eugene W. Landy	73	Chairman of the Board (1995 to present), President (1969 to 1995) and Director. Attorney at Law; Chairman of the Board (2001 to present), President and Director (1961 to present) of Monmouth Capital Corporation, an affiliate of the Company; President and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliate of the Company. Eugene W. Landy is the father of Samuel A. Landy and Michael P. Landy.	1969

Samuel A. Landy	46	President (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1994 to 2004) of Monmouth Capital Corporation, an affiliate of the Company; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliate of the Company. Samuel A. Landy is the son of Eugene W. Landy.	1992

Michael P. Landy	44

Vice President - Investments. Executive Vice President (2001 to present) of Monmouth Capital Corporation, an affiliate of the Company; Vice President – Investments (2001 to present) of Monmouth Real Estate Investment Corporation, an affiliate of the Company; President (1998 to 2001) of Siam Records, LLC.  Michael P. Landy is the son of Eugene W. Landy.

			N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

James E. Mitchell	66	Independent Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present).	2001

Richard H. Molke	80	Independent Director. General Partner of Molke Family Limited Partnership (1994 to present).	1986

Eugene Rothenberg	74	Independent Director. Retired physician; Director (2001 to present) of Monmouth Capital Corporation, an affiliate of the Company.	1977

Robert G. Sampson	80	Independent Director. Director (1963 to present) of Monmouth Capital Corporation, an affiliate of the Company; Director (1968 to 2001) of Monmouth Real Estate Investment Corporation, an affiliate of the Company; General Partner (1983 to present) of Sampco, Ltd., an investment group.	1969

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are James E. Mitchell (Chairman), Richard H. Molke, and Eugene Rothenberg.  The Company’s Board of Directors has determined that James E. Mitchell is a financial expert and is independent.

Delinquent Filers

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics (the Code of Ethics).  The Code of Ethics can be found at the Company’s website at www.umh.com.   In

addition it was filed with the Securities Exchange Commission on March 11, 2004 with the Company’s December 31, 2003 Form 10-K.

Item 11 – Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the "Committee") of the Board has been appointed to discharge the Board's responsibilities relating to the compensation of the Company's executive officers. The Committee has the overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Committee's primary objectives include serving as an independent and objective party to review such compensation plans, policies and programs.

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2006, as well as the other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the "named executive officers."

Compensation Philosophy and Objectives

The Compensation Committee believes that a well-designed compensation program should align the goals of the shareholders with the goals of the chief executive officer, and that a significant part of the executive's compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executive's individual performance in an effort to encourage increased individual contributions to the Company's performance. The compensation philosophy, as reflected in the Company's employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

• establishing a plan that attracts, retains and motivates executives through compensation that is competitive with a peer group of other publicly-traded real estate investment trusts, or REITs;

• linking a portion of executives' compensation to the achievement of the Company's business plan by using measurements of the Company's operating results and shareholder return; and

• building a pay-for-performance system that encourages and rewards successful initiatives within a team environment.

        The Compensation Committee believes that each of the above factors is important when determining compensation levels. The Committee reviews and approves the employment contracts for the Chairman of the Board and the President, including performance goals and objectives.  The Committee annually evaluates performance of these executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to executive officers in prior years. To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company's executive officers. The president annually reviews the performance of the chief financial officer and then presents his conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from the president.

Role of Grants of Stock Options in Compensation Analysis

The Committee views the grant of stock options as a form of long-term compensation.  The Committee believes that the grant of these options promotes the Company's goal of retaining key employees, and aligns the key employee's interests with those of the Company's shareholders from a long-term perspective.

Role of Employment Agreements in Determining Executive Compensation

Each of the Company's currently employed executive officers is a party to an employment agreement.  These agreements provide for base salaries, bonuses and customary fringe benefits.

Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company's long-term success, the Committee has determined that the base salaries of executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the executive officers' performance and tenure and the Company's performance relative to its peer companies within the REIT sector.

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the president and the chief financial officer are entitled to receive annual cash bonuses for each calendar year during the term of the agreement, based on the achievement of certain performance goals set by the Committee.

In addition to its determination of the executive's individual performance levels for 2006, the Committee also compared the executive's total compensation for 2006 to that of similarly-situated personnel in the REIT industry.

Stock Options

The employment agreements also provide that certain executives are eligible for grants of stock options.

Perquisites and Other Personal Benefits

The Company's employment agreements provide the executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the executive officers.

The executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive and his spouse and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2006, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

In addition, the executives' employment agreements each contain provisions relating to payments upon change in control events and severance upon termination for events other than without cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment Contracts” provided below in Item 11 of this report.

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year.  (The Summary Compensation Table for Mr. Eugene Landy shows a salary of $175,000 and $36,300 in director’s fees, legal fees and fringe benefits).

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President, including funds from operations.  Mr. Samuel Landy is under an employment agreement with the Company.  His base compensation under this contract is $346,418 for 2006.  Mr. Samuel Landy also received bonuses totaling $63,513.  These bonuses were primarily based upon his meeting certain performance goals as outlined in his employment agreement.

Ms. Chew is under an employment agreement with the Company.  Her base compensation under this contract is $225,133 for 2006.  Ms. Chew also received bonuses totaling $23,659.  These bonuses were based on performance, recommended by the president and approved by the Committee.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

James E. Mitchell

Richard H. Molke

Eugene Rothenberg

Robert G. Sampson

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2006, 2005 and 2004 to the Chairman of the Board, President and Vice President.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus	Option Awards (5)	All Other Compen-sation	Total

Eugene W. Landy	2006	$175,000	$ -0-	$ -0-	$36,300 (2)	$211,300
Chairman of the	2005	175,000	-0-	-0-	36,931 (2)	211,931
Board	2004	175,000	-0-	-0-	19,430 (1)	194,430

Samuel A. Landy	2006	346,418	63,513	69,318	25,600 (3)	504,849
President	2005	329,922	60,689	69,208	24,465 (3)	484,284
	2004	314,212	37,035	30,750	23,965 (3)	405,962

Anna T. Chew (4)	2006	225,133	23,659	15,000	25,969 (3)	289,761
Vice President	2005	214,412	20,247	12,600	25,470 (3)	272,729
	2004	194,920	17,497	12,900	24,268 (3)	249,585

(1)

Represents Director’s fees of $16,000 and fringe benefits.

(2)

Represents Director’s fees of $16,000, legal fees and fringe benefits.

(3)

Represents Director’s fees of $16,000, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)

Approximately 25% of her compensation is billed to Monmouth Real Estate Investment Corporation and Monmouth Capital Corporation, related companies.

(5)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model for 2006, 2005 and 2004, respectively: expected volatility of 18.50%, 19.04% and 19.00%; risk-free interest rate of 4.63%, 4.01% and 3.89%; dividend yield of 6.33%, 6.35% and 6.06%; and expected life of the options of eight years. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(6)

Michael P. Landy, the Company’s Vice President – Investments, is paid by Monmouth Capital Corporation, a related company.  Approximately $58,000 of his compensation cost is charged to the Company by Monmouth Capital Corporation.

GRANTS OF PLAN-BASED AWARDS

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

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 2006:

Name	Grant Date	Number of Shares Underlying Options	Exercise Price of Option Award

Samuel A. Landy	01/09/06	44,200	$15.62
Samuel A. Landy	01/09/06	5,800	17.21
Anna T. Chew	07/21/06	10,000	15.15

(1)

These options expires 8 years from grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2006:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable	Option Exercise Price	Option Expiration Date

Samuel A. Landy	25,000		12.95	01/04/10
Samuel A. Landy	25,000		16.92	08/18/11
Samuel A. Landy	25,000		18.62	01/16/12
Samuel A. Landy	6,400		17.19	02/01/13
Samuel A. Landy	43,600		15.62	02/01/13
Samuel A. Landy		5,800	17.21	01/09/14
Samuel A. Landy		44,200	15.62	01/09/14

Anna T. Chew	10,000		15.00	08/25/11
Anna T. Chew	10,000		13.05	07/06/12
Anna T. Chew	10,000		15.05	07/18/13
Anna T. Chew		10,000	15.15	07/21/14

OPTION EXERCISES

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options exercised during the year ended December 31, 2006:

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise

Samuel A. Landy	25,000	$139,688
Anna T. Chew	4,000	$8,920

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

Effective January 1, 2005, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $329,922 for 2005, $346,418 for 2006 and $363,739 for 2007 plus bonuses and customary fringe benefits.  Bonuses are at the discretion of the Board of Directors and are based on certain guidelines.  Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 50,000 shares in each year of the contract.  On severance by the Company, Mr. Samuel Landy is entitled to one year’s salary.  In the event of disability, Mr. Samuel Landy will receive lost wages from a disability insurance policy.  In the event a merger of the Company, sale or change of control, Mr. Landy shall have the right to extend and renew this Employment Agreement so   that the expiration date will be three years from the date of merger, sale or change of control.

Effective January 1, 2006, the Company and Anna T. Chew entered into a three-year Employment Agreement.  Ms. Chew will receive an annual base salary of $225,133 for 2006, plus bonuses and customary fringe benefits.  Each year Ms. Chew will receive a 5% increase in her base salary.  Ms. Chew will also receive four weeks vacation, use of an automobile, and stock options for 10,000 shares in each year of the contract.  On severance by the Company, Ms. Chew is entitled to an additional one year’s salary.  In the event of disability, Ms. Chew will receive lost wages from a disability insurance policy.  In the event of a merger of the Corporation, sale or change of control, Ms. Chew shall have the right to extend and renew this Employment Agreement so that the expiration date will be three years from the date of merger, sale or change of control.

Other Information

Except as provided in the specific agreements described above, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees.  The Company’s employees may elect to participate in the Company’s 401(k) Plan.

DIRECTOR COMPENSATION

The Directors receive a fee of $1,500 for each Board meeting attended, and an additional fixed annual fee of $10,000, payable $2,500 quarterly.   Directors appointed to house committees receive $150 for each meeting attended.  Those specific committees are Compensation Committee, Audit Committee, Nominating Committee and Stock Option Committee.

The following table sets forth a summary of director compensation for the fiscal year ended December 31, 2006:

	Fees Earned or Paid in Cash
Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Total

Ernest Bencivenga - emeritus	$10,000	$6,000	$-0-	$16,000
Anna T. Chew	10,000	6,000	-0-	16,000
Charles Kaempffer - emeritus	10,000	6,000	600	16,600
Eugene W. Landy	10,000	6,000	-0-	16,000
Samuel A. Landy	10,000	6,000	-0-	16,000
James E. Mitchell	10,000	6,000	1,050	17,050
Richard H. Molke	10,000	6,000	1,050	17,050
Eugene Rothenberg	10,000	6,000	1,050	17,050
Robert G. Sampson	10,000	3,000	150	13,150

Total	$90,000	$51,000	$3,900	$144,900

(1)

Mr. Mitchell, Mr. Molke and Mr. Rothenberg are members of the audit committee and the nominating committee.  The Board has determined that Mr. Mitchell is considered an “audit committee financial expert” within the meaning of the rules of the SEC and is “financially sophisticated” within the meaning of the listing requirements of the American Stock Exchange.

(2)

Mr. Mitchell, Mr. Molke, Mr. Rothenberg and Mr. Sampson are members of the compensation committee.

(3)

Emeritus directors are retired directors who are not entitled to vote on board resolutions; however they receive directors’ fees for participation in the board meetings.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2006 by:

-

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

-

the Company’s directors;

-

the Company’s executive officers; and

-

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2006 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Anna T. Chew	133,977(3)	1.29%
Eugene W. Landy	1,025,948(4)	9.94%
Samuel A. Landy	461,807(5)	4.40%
Michael P. Landy	159,581(6)	1.55%
James E. Mitchell	170,677(7)	1.65%
Richard H. Molke	109,656(8)	1.06%
Eugene D. Rothenberg	82,386(9)	*
Robert G. Sampson	130,589(10)	1.27%
Directors and Officers as a Group * Less than 1%	2,274,621	21.61%

___________________________

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on December 31, 2006 which was 10,318,940 Shares.

(3)

Includes (a) 103,977 shares owned jointly with Ms. Chew’s husband, (b) 7,600 shares held in Ms. Chew’s 401(k) Plan, and (c) 30,000 shares issuable upon exercise of stock options.   Excludes 10,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until July 21, 2007.

 (4)

Includes (a) 101,883 shares owned by Mr. Landy’s wife, (b) 172,608 shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 73,213 shares held in the Landy & Landy Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 shares held in the Landy & Landy Pension Plan of which Mr. Landy is a Trustee with power to vote, (e) 50,000 shares held in the Eugene W. Landy Charitable Lead Annuity Trust, a charitable trust for which Mr. Landy has power to vote, and (f) 65,000 shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote.

(5)

Includes (a) 29,878 shares owned jointly with Mr. Landy’s wife, (b) 34,477 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 6,221 shares in the Samuel Landy Limited Partnership, (d) 12,544 shares held in Mr. Landy’s 401(k) Plan, and (e) 175,000 shares issuable upon exercise of stock options.

(6)

Includes (a) 6,272 shares owned by Mr. Landy’s wife, (b) and 27,055 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.

(7)

Includes 135,709 shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.

(8)

Includes 50,563 shares owned by Mr. Molke’s wife.

  (9)

Includes 56,878 shares held by Rothenberg Investments, Ltd. in which Dr. Rothenberg has a beneficial interest.

  (10)

Includes 48,492 shares held by Sampco Ltd. in which Mr. Sampson has a beneficial interest.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 15(a)(1)(vi), Note 8 of the Notes to Consolidated Financial Statements – Related Party Transactions.

See identification of independent directors under Item 10 and committee members under Item 11.

Item 14 – Principal Accounting Fees and Services

KPMG LLP (KPMG) served as the Company’s independent registered public accountants for the first quarter of fiscal 2005.  The following are the fees billed by KPMG in connection with services rendered:

	2006	2005

Audit Fees	$-0-	$14,500
Audit Related Fees	17,500	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$17,500	$14,500

Reznick Group (Reznick) served as the Company’s independent registered public accountants for the years ended December 31, 2006 and 2005.  The following are fees billed by and accrued to Reznick in connection with services rendered:

	2006	2005

Audit Fees	$116,000	$108,200
Audit Related Fees	-0-	-0-
Tax Fees	44,000	41,800
All Other Fees	-0-	-0-
Total Fees	$160,000	$150,000

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

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining Reznick’s independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) (1)	The following Financial Statements are filed as part of this report.
		Page(s)

(i) (a)	Report of Independent Registered Public Accounting Firm	54
(i) (b)	Report of Independent Registered Public Accounting Firm	55

(ii)	Consolidated Balance Sheets as of December 31, 2006 and 2005	56

(iii)	Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	57

(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	58-59

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	60

(vi)	Notes to Consolidated Financial Statements	61-85

(a) (2)	The following Financial Statement Schedule for the years ended December 31, 2006, 2005 and 2004 is filed as part of this report

(i)	Schedule III – Real Estate and Accumulated Depreciation	86-89

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3)  The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)

Agreement and Plan of Merger dated as of June 23, 2003.  (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)

Articles of Incorporation and By-Laws:

(3.1) Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3.2)    Bylaws of UMH Properties, Inc. (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(10)	Material Contracts:

(10.1)  2003 Stock Option Plan (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

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

(10.4)  Amendment to employment contract with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference from the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

(10.5)  Employment contract with Mr. Ernest V. Bencivenga dated November 9, 1993 (incorporated by reference from the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

(10.6)  Employment contract with Mr. Samuel A. Landy effective January 1, 2005 (incorporated by reference from the Company’s 2005 Form 10-K as filed with the Securities and Exchange Commission on March 9, 2006, Registration No. 001-12690).

Exhibit No.	Description

(10.7) Employment contract with Ms. Anna T. Chew effective January 1, 2006.

(14)	Code of Business Conduct and Ethics (incorporated by reference from the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004, Registration No. 001-12690).

(21)	Subsidiaries of the Registrant:

The Company operates through nine wholly-owned multiple Subsidiaries carrying on the same line of business.  The parent company of these subsidiaries is the Registrant.  The line of business is the operation of manufactured home communities.

(23.1)	Consent of KPMG LLP.

(23.2)	Consent of Reznick Group.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter (incorporated by reference from the Company’s 2005 Form 10-K as filed with the Securities and Exchange Commission on March 9, 2006, Registration No. 001-12690).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of UMH Properties, Inc.

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005. Our audit also included the financial statement schedule of real estate and accumulated depreciation.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UMH Properties, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UMH Properties, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Reznick Group, P.C.

Baltimore, Maryland

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UMH Properties, Inc.:

We have audited the consolidated statements of income, shareholders’ equity and comprehensive income and cash flows of UMH Properties, Inc. and subsidiaries (formerly United Mobile Homes, Inc.) for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of UMH Properties, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 30, 2005

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

- ASSETS -	2006	2005

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 12,054,525
Site and Land Improvements	77,302,816	69,419,378
Buildings and Improvements	3,747,108	3,448,754
Rental Homes and Accessories	10,788,686	11,318,380
Total Investment Property	105,139,224	96,241,037
Equipment and Vehicles	7,017,268	6,331,747
Total Investment Property and Equipment	112,156,492	102,572,784
Accumulated Depreciation	(46,430,040)	(43,501,401)
Net Investment Property and Equipment	65,726,452	59,071,383

OTHER ASSETS
Cash and Cash Equivalents	2,005,027	4,555,356
Securities Available for Sale	17,908,595	26,610,338
Inventory of Manufactured Homes	8,970,367	8,153,616
Notes and Other Receivables, net	16,836,228	13,136,356
Unamortized Financing Costs	390,792	550,036
Prepaid Expenses	688,941	607,615
Land Development Costs	3,214,042	2,097,835
Total Other Assets	50,013,992	55,711,152

TOTAL ASSETS	$115,740,444	$114,782,535

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 46,817,633	$ 48,706,241
OTHER LIABILITIES
Accounts Payable	927,734	1,231,144
Loans Payable	8,103,106	7,618,478
Accrued Liabilities and Deposits	1,769,774	1,894,962
Tenant Security Deposits	481,778	492,386
Total Other Liabilities	11,282,392	11,236,970
Total Liabilities	58,100,025	59,943,211

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 10,318,940 and 9,806,939 shares issued and outstanding as of December 31, 2006 and 2005, respectively	1,031,894	980,694
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	56,891,428	53,609,854
Accumulated Other Comprehensive Income	384,890	916,569
Undistributed Income	(667,793)	(667,793)
Treasury Stock at Cost	-0-	-0-
Total Shareholders’ Equity	57,640,419	54,839,324

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,740,444	$114,782,535

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004

REVENUES:

Rental and Related Income	$ 23,186,485	$ 22,280,917	$ 21,646,325
Sales of Manufactured Homes	15,799,748	12,436,980	7,286,610
Interest and Dividend Income	3,156,255	3,224,679	2,842,523
Gain on Securities Transactions, net	266,847	1,232,834	2,465,487
Other Income	235,275	164,163	116,937

Total Revenues	42,644,610	39,339,573	34,357,882

EXPENSES:
Community Operating Expenses	12,274,363	11,773,859	10,984,908
Cost of Sales of Manufactured Homes	12,433,851	9,963,689	5,693,028
Selling Expenses	2,258,746	1,894,274	1,149,862
General and Administrative	3,068,275	2,943,797	2,513,692
Interest Expense	3,273,720	2,200,765	2,529,752
Depreciation Expense	3,415,570	3,353,896	3,174,673
Amortization of Financing Costs	238,211	262,440	130,856

Total Expenses	36,962,736	32,392,720	26,176,771

Income Before Gain on Sales of Investment Property and Equipment	5,681,874	6,946,853	8,181,111
Gain on Sales of Investment Property and Equipment	158,403	43,489	20,638

Net Income	$ 5,840,277	$ 6,990,342	$ 8,201,749

Net Income Per Share -
Basic	$ .58	$ .74	$ .95
Diluted	$ .58	$ .74	$ .95

Weighted Average Shares
Outstanding:
Basic	10,093,546	9,473,155	8,598,686
Diluted	10,110,567	9,504,449	8,676,485

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

				Accumulated
			Additional	Other
	Common Stock Issued		Paid-In	Comprehensive
	Number	Amount	Capital	Income

Balance December 31, 2003	8,557,130	$855,713	$35,389,781	$5,308,195

Common Stock Issued with the DRIP*	682,950	68,295	10,276,208	-0-
Common Stock Issued through the Exercise of Stock Options	21,000	2,100	183,625	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	112,502	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(2,165,250)

Balance December 31, 2004	9,261,080	926,108	45,962,116	3,142,945

Common Stock Issued with the DRIP*	407,859	40,786	7,136,986	-0-
Common Stock Issued through the Exercise of Stock Options	138,000	13,800	1,253,113	-0-
Distributions	-0-	-0-	(844,941)	-0-
Stock Compensation Expense	-0-	-0-	102,580	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(2,226,376)

Balance December 31, 2005	9,806,939	980,694	53,609,854	916,569

Common Stock Issued with the DRIP*	474,001	47,400	6,865,030	-0-
Common Stock Issued through the Exercise of Stock Options	38,000	3,800	403,813	-0-
Distributions	-0-	-0-	(4,117,554)	-0-
Stock Compensation Expense	-0-	-0-	130,285	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(531,679)

Balance December 31, 2006	10,318,940	$1,031,894	$56,891,428	$384,890

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	Undistributed
	Income
	(Accumulated	Treasury	Comprehensive
	Deficit)	Stock	Income

Balance December 31, 2003	$731,637	$(3,709,922)

Common Stock Issued with the DRIP*	-0-	1,699,423
Common Stock Issued through the Exercise of Stock Options	-0-	-0-
Distributions	(8,149,313)	-0-
Stock Compensation Expense	-0-	-0-
Net Income	8,201,749	-0-	$8,201,749
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	(2,165,250)

Balance December 31, 2004	784,073	(2,010,499)	$6,036,499

Common Stock Issued with the DRIP*	-0-	2,010,499
Common Stock Issued through the Exercise of Stock Options	-0-	-0-
Distributions	(8,442,208)	-0-
Stock Compensation Expense	-0-	-0-
Net Income	6,990,342	-0-	$6,990,342
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	(2,226,376)

Balance December 31, 2005	(667,793)	-0-	$4,763,966

Common Stock Issued with the DRIP*	-0-	-0-
Common Stock Issued through the Exercise of Stock Options	-0-	-0-
Distributions	(5,840,277)	-0-
Stock Compensation Expense	-0-	-0-
Net Income	5,840,277	-0-	$5,840,277
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	(531,679)

Balance December 31, 2006	($667,793)	$ -0-	$5,308,598

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 5,840,277	$ 6,990,342	$ 8,201,749
Depreciation	3,415,570	3,353,896	3,174,673
Amortization of Financing Costs	238,211	262,440	130,856
Stock Compensation Expense	130,285	102,580	112,502
Increase in Provision for Uncollectible Notes and Other Receivables	361,085	302,274	99,341
Gain on Securities Transactions, net	(266,847)	(1,232,834)	(2,465,487)
Gain on Sales of Investment Property & Equipment	(158,403)	(43,489)	(20,638)
Changes in Operating Assets and Liabilities -
Inventory of Manufactured Homes	(816,751)	(2,963,151)	(1,554,511)
Notes and Other Receivables	(4,060,957)	(4,332,328)	(1,867,063)
Prepaid Expenses	(81,326)	59,675	(107,696)
Accounts Payable	(303,410)	646,468	(70,972)
Accrued Liabilities and Deposits	(125,188)	(78,315)	(539,620)
Tenant Security Deposits	(10,608)	(32,860)	22,620
Net Cash Provided by Operating Activities	4,161,938	3,034,698	5,115,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	(5,218,480)	-0-	(3,535,400)
Purchase of Land	-0-	(3,661,555)	-0-
Purchase of Investment Property and Equipment	(2,535,450)	(3,530,015)	(4,112,104)
Proceeds from Sales of Investment Property and Equipment	936,633	444,011	431,843
Additions to Land Development Costs	(4,211,146)	(2,885,127)	(2,757,712)
Purchase of Securities Available for Sale	(1,901,930)	(11,309,592)	(6,039,340)
Proceeds from Sales of Securities Available for Sale	10,338,841	7,526,790	13,614,710
Net Cash Used by Investing Activities	(2,591,532)	(13,415,488)	(2,398,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	-0-	-0-	17,000,000
Net Proceeds from (Payments on) Short-Term Borrowings	4,609,372	6,842,675	(7,065,159)
Principal Payments of Mortgages and Loans	(6,013,352)	(1,795,002)	(10,721,432)
Financing Costs on Debt	(78,967)	(54,374)	(481,557)
Proceeds from Issuance of Common Stock	5,129,253	7,257,099	10,153,259
Proceeds from Exercise of Stock Options	407,613	1,266,913	185,725
Dividends Paid, net of Reinvestments	(8,174,654)	(7,355,977)	(6,258,646)
Net Cash (Used) Provided by Financing Activities	(4,120,735)	6,161,334	2,812,190

NET (DECREASE) INCREASE IN CASH	(2,550,329)	(4,219,456)	5,529,941
CASH & CASH EQUIVALENTS – BEGINNING	4,555,356	8,774,812	3,244,871
CASH & CASH EQUIVALENTS – ENDING	$ 2,005,027	$ 4,555,356	$ 8,774,812

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST

UMH Properties, Inc. (the Company) owns and operates twenty-eight manufactured home communities containing approximately 6,700 sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

The Company owns and operates twenty-eight manufactured home communities containing approximately 6,700 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Brookview Village	Greenfield Center, New York
Cedarcrest	Vineland, New Jersey
Cranberry Village	Cranberry Township, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
D& R Village	Clifton Park, New York
Fairview Manor	Millville, New Jersey
Forest Park Village	Cranberry Township, Pennsylvania
Heather Highlands	Inkerman, Pennsylvania
Highland Estates	Kutztown, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Memphis Mobile City	Memphis, Tennessee
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Sandy Valley Estates	Magnolia, Ohio
Southwind Village	Jackson, New Jersey
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Spreading Oaks Village	Athens, Ohio
Waterfalls Village	Hamburg, New York
Weatherly Estates	Lebanon, Tennessee
Woodlawn Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Wood Valley	Caledonia, Ohio

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

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized over the term of the related obligations.  Unamortized costs are charged to expense upon prepayment of the obligation.  As of December 31, 2006 and 2005, accumulated amortization amounted to $670,769 and $469,839, respectively.  The Company estimates that aggregate amortization expense will be approximately $141,000 for 2007, $91,000 for 2008, $72,000 for 2009, $30,000 for 2010, and $29,000 for 2011.

Cash and Cash Equivalents

Cash and cash equivalents include bank repurchase agreements with maturities of 90 days or less.  The Company maintains its cash in bank accounts in amounts that may exceed federally insured limits.  The Company has not experienced any losses in these accounts in the past and does not believe that it is exposed to significant credit risk.

Securities Available for Sale

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market or through dividend reinvestment plans.  These securities are classified among three categories:  held-to-maturity, trading and available-for-sale.  As of December 31, 2006 and 2005, the

Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value.  Any impairment is charged to earnings and a new cost basis for the security established.

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

The interest rate swap agreements have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 12/31/2006

Cranberry Village	8/1/2008	LIBOR + 1.65%	5.17%	$1,952,070
Fairview Manor	7/27/2007	LIBOR + 1.55%	6.39%	3,514,183
Forest Park Village	8/1/2008	LIBOR + 1.65%	5.17%	3,123,312
Laurel Woods	10/10/2006	LIBOR + 1.55%	6.38%	1,509,074
Various	11/19/2009	LIBOR + 1.75%	5.82%	13,875,761
				$23,974,400

Each of the Company's interest rate swaps is based upon 30-day LIBOR.  The scheduled maturity dates, payment dates and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgages.

These interest rate swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities”, as amended and, therefore, resulted in all fair value adjustments to the carrying value of the derivatives being recorded as a component of current period earnings.  The Company has recorded as an addition to (deduction from) interest expense, non-cash fair value adjustments of $67,655, ($773,894) and ($221,563) for the years ended December 31, 2006, 2005 and 2004, respectively, based upon the change in fair value of the Company’s interest rate swaps.  The recorded asset at December 31, 2006 and 2005 amounted to $403,430 and $471,085, respectively.  These non-cash valuation adjustments will only be settled for cash if the Company terminates the swaps prior to maturity.

The Company also invests in futures contracts of ten-year treasury notes to reduce exposure of the debt securities portfolio to market rate fluctuations.  These futures contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS

No. 138 and No. 149.  The contracts are marked-to-market and the unrealized gain or loss is recorded in the income statement in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  Gain or loss on settled futures contracts are also recorded as a component of gain on securities transactions, net.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or market value and is determined by the specific identification method.  All inventory is considered finished goods.

Accounts, Notes and Other Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or lease agreements.  The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  At December 31, 2006 and 2005, the reserves for uncollectible accounts, notes and other receivables were $1,427,900 and $1,066,815 respectively.  For the years ended December 31, 2006, 2005 and 2004, the provisions for uncollectible notes and other receivables were $599,634, $571,216 and $463,381, respectively.  Charge-offs for the years ended December 31, 2006, 2005 and 2004 amounted to $238,549, $268,942 and $364,040, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly.  Interest rates on these loans range from 4% to 14%.  Maturity is approximately 15 years.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (10,093,546, 9,473,155 and 8,598,686 in 2006, 2005 and 2004, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (10,110,567, 9,504,449 and 8,676,485 in 2006, 2005 and 2004, respectively) (See Note 6).  Options in the amount of 17,021, 31,294 and 77,799 for 2006, 2005, and 2004, respectively, are included in the diluted weighted average shares outstanding.

Stock Option Plans

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $130,285, $102,580 and $112,502 have been recognized in 2006, 2005 and 2004, respectively.  Included in Note 6 to these consolidated financial statements are the assumptions and methodology.

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

New Accounting Pronouncements

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption.  Only tax positions that meet the “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the opening balance of retained earnings for the year of adoption.  The Company is currently assessing what impact, if any, the adoption of FIN 48 on January 1, 2007 will have on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment” (“SAB 108”).  SAB 108 is effective for fiscal years ending after November 15, 2006, although early application is encouraged, but not required.  The Company has adopted SAB 108 for our fiscal year ended December 31, 2006.  The adoption of SAB 108 did not have a material effect on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after December 15, 2007.  The Company plans to adopt SFAS 157 beginning January 1, 2008.  The Company is currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

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

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2006	December 31, 2005

Site and Land Improvements	$ 36,237,301	$ 34,179,314
Buildings and Improvements	1,963,878	1,880,364
Rental Homes and Accessories	3,338,859	3,236,608
Equipment and Vehicles	4,890,002	4,205,115

Total Accumulated Depreciation	$ 46,430,040	$ 43,501,401

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The Company had securities that were temporarily impaired at December 31, 2006.  The individual unrealized losses were 15% or less of original cost.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at December 31, 2006:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$403,050	$3,785	$395,100	$54,900
Common Stock	1,992,400	91,196	-0-	-0-
Total	$2,395,450	$94,981	$395,100	$54,900

During the years ended December 31, 2006, 2005 and 2004, the Company received proceeds of $10,338,841, $7,526,790 and $13,614,710, on sales or redemptions of securities available for sale, respectively.  The Company recorded the following Gain on Securities Transactions, net:

	2006	2005	2004

Gross realized gains	$ 1,029,759	$ 1,187,658	$ 2,709,010
Gross realized losses	(74,048)	-0-	(8,601)
Net (loss) gain on closed futures contracts	(29,443)	95,801	(243,360)
Unrealized gain (loss) on open futures contracts	163,828	(50,625)	8,438
Impairment loss	(823,249)	-0-	-0-

Total Gain on Securities Transactions, net	$ 266,847	$ 1,232,834	$ 2,465,487

The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  At December 31, 2006, 2005 and 2004, the notional amount of these contracts was $9,000,000.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2006, 2005 and 2004 was a gain (loss) of $163,828, ($50,625) and $8,438, respectively and is included in gain on securities transactions, net.

During 2006, 2005 and 2004, the Company recorded a gain (loss) of ($29,443), $95,801 and ($243,360) on settled futures contracts, which is included in gain on securities transactions, net.

During 2006, the Company recognized a loss of $823,249 due to a write-down to the carrying value of securities available for sale which were considered other than temporarily impaired.

Dividend income for the years ended December 31, 2006, 2005 and 2004 amounted to $1,129,800, $1,333,985 and $1,610,436, respectively.  Interest income for the years ended December 31, 2006, 2005 and 2004 amounted to $2,026,455, $1,890,694 and $1,232,087, respectively.

The Company had margin loan balances of $3,259,796 and $4,934,325 at December 31, 2006 and 2005, respectively, which were collateralized by the Company’s securities portfolio.

The following is a listing of securities available for sale at December 31, 2006:

	Series	Interest Rate	Number of Shares	Cost	Market Value

Debt Securities:

Monmouth Capital Corporation *
Convertible Subordinated Debentures Matures 10/23/2013		8.000%	1,000,000	$1,000,000	$1,000,000
Convertible Subordinated Debentures Matures 3/30/2015		8.000%	5,000,000	5,000,000	5,000,000

Total Debt Securities				6,000,000	6,000,000

Equity Securities:

Preferred Stock:

Alexandria Real Estate Equities, Inc.	B	9.100%	4,000	100,000	100,360
American Land Lease	A	7.750%	41,800	1,045,580	1,059,630
Apartment Investment & Management Co.	G	9.375%	8,000	185,788	210,400
BRE Properties, Inc.	C	6.750%	3,000	75,000	75,420
CBL & Associates Properties, Inc.	C	7.750%	2,000	50,000	51,320
Corporate Office Properties Trust	H	7.500%	4,500	112,500	113,310
Developers Diversified Realty Corporation	F	8.600%	4,000	100,000	101,560
Developers Diversified Realty Corporation	H	7.375%	15,000	375,000	378,900
Developers Diversified Realty Corporation	I	7.500%	4,000	100,000	101,680
Eagle Hospitality Properties Trust	A	8.250%	4,000	100,000	102,040
Felcor Lodging Trust Incorporated	C	8.000%	36,000	868,835	907,560
Health Care Property Investors, Inc.	E	7.250%	10,000	250,000	255,600
Health Care REIT, Inc.	D	7.875%	6,000	150,000	155,400
HRPT Properties Trust	B	8.750%	17,000	425,130	437,070
iStar Financial Inc.	E	7.875%	15,000	375,005	385,350
LaSalle Hotel Properties	D	7.500%	8,000	200,004	202,080
LaSalle Hotel Properties	A	10.250%	11,000	281,835	279,400
Lexington Corporate Properties Trust	B	8.050%	20,000	500,000	510,320
Maguire Properties, Inc.	A	7.625%	5,000	125,000	123,650
Mid-America Apartment Communities, Inc.	H	8.300%	22,000	559,900	578,600
Mills Corporation	G	7.875%	18,000	450,000	395,100

Total Preferred Stock				6,429,577	6,524,750

	Series	Interest Rate	Number of Shares	Cost	Market Value

Common Stock:

Champion Enterprises, Inc.			40,000	409,986	374,400
Fleetwood Enterprises, Inc.			185,000	1,394,895	1,463,347
Mission West Properties, Inc.			26,900	271,958	352,390
Monmouth Capital Corporation			102,811	389,386	557,238
Monmouth Real Estate Corporation			75,000	581,256	633,750
New Plan Excel Realty			14,000	373,037	384,720
Sun Communities, Inc.			50,000	1,673,610	1,618,000

Total Common Stock				5,094,128	5,383,845

Total Equity Securities				11,523,705	11,908,595

Total Securities Available for Sale				$17,523,705	$17,908,595

*

Related entity – See Note 8.

The following is a listing of securities available for sale at December 31, 2005:

	Series	Interest Rate	Number of Shares	Cost	Estimated Market Value

Debt Securities:

Monmouth Capital Corporation *
Convertible Subordinated Debentures Matures 10/23/2013		8.000%	1,000,000	$1,000,000	$1,000,000
Convertible Subordinated Debentures Matures 3/30/2015		8.000%	5,000,000	5,000,000	5,000,000
Total Debt Securities				6,000,000	6,000,000

Equity Securities:

Preferred Stock:

Alexandria Real Estate Equities, Inc.	B	9.100%	4,000	100,000	103,320
American Land Lease, Inc.	A	7.750%	41,800	1,045,580	1,022,010
Apartment Investment & Management Co.	G	9.375%	9,500	216,605	247,475
Apartment Investment & Management Co.	R	10.000%	12,000	308,325	306,240
Apartment Investment & Management Co.	T	8.000%	10,000	250,000	250,000
Ashford Hospitality Trust Inc.	A	8.550%	4,000	100,000	102,400
Brandywine Realty Trust	D	7.375%	4,000	100,000	99,400
BRE Properties, Inc.	C	6.750%	6,000	150,000	148,320
CarrAmerica Realty Corporation	E	7.500%	6,000	150,000	151,500
CBL & Associates Properties, Inc.	C	7.750%	6,000	150,000	151,800
Cousins Properties, Inc.	A	7.750%	1,000	26,350	25,750
Corporate Office Properties Trust	H	7.500%	5,000	125,000	126,250
Developers Diversified Realty Corporation	F	8.600%	4,000	100,000	101,480
Developers Diversified Realty Corporation	H	7.375%	23,000	575,000	572,700
Developers Diversified Realty Corporation	I	7.500%	4,000	100,000	101,400
Duke Realty Corporation	J	6.625%	4,000	100,000	98,520
Duke Realty Corporation	K	6.500%	4,000	100,000	97,040
Eagle Hospitality Properties Trust	A	8.250%	4,000	100,000	97,800
Equity Inns, Inc.	B	8.750%	30,000	750,000	768,600
Equity Residential	C	9.125%	8,000	219,000	203,040
Equity Residential	N	6.480%	3,000	74,462	71,607
Federal Realty Investment Trust	B	8.500%	4,000	99,680	103,080
Felcor Lodging Trust Incorporated	A	7.800%	39,600	850,193	938,520
Felcor Lodging Trust Incorporated	C	8.000%	40,000	967,318	960,800
Glenborough Realty Trust Incorporated	A	7.750%	4,733	93,415	119,272
Health Care Property Investors, Inc.	E	7.250%	10,000	250,000	251,600
Health Care Property Investors, Inc.	F	7.100%	5,000	125,000	125,500
Health Care REIT, Inc.	D	7.875%	8,000	200,000	201,840
Health Care REIT, Inc.	F	7.625%	4,000	100,000	99,400
Highwoods Properties, Inc.	B	8.000%	3,304	80,308	82,930
Host Marriott Corporation	C	10.000%	3,000	79,200	75,750
Host Marriott Corporation	E	8.875%	4,000	100,000	107,000

	Series	Interest Rate/ Dividend	Number of Shares	Cost	Estimated Market Value

HRPT Properties Trust	A	9.875%	47,500	1,201,247	1,207,925
HRPT Properties Trust	B	8.750%	17,000	425,130	440,300
iStar Financial Inc.	E	7.875%	18,000	450,005	453,600
LaSalle Hotel Properties	D	7.500%	8,000	200,004	184,400
LaSalle Hotel Properties	A	10.250%	12,000	306,835	312,000
Lexington Corporate Properties Trust	B	8.050%	20,000	500,000	507,200
LTC Properties, Inc.	F	8.000%	6,000	150,000	150,900
Maguire Properties, Inc.	A	7.625%	5,000	125,000	122,500
Mid-America Apartment Communities, Inc.	H	8.300%	24,000	610,800	613,920
The Mills Corporation	G	7.875%	20,000	500,000	500,000
Omega Healthcare Investors, Inc.	D	8.375%	5,000	125,000	126,100
Pennsylvania Real Estate Investment Trust	A	11.000%	19,000	713,337	1,054,500
ProLogis	G	6.750%	3,000	75,000	74,100
PS Business Parks, Inc.	D	9.500%	2,000	50,900	50,740
PS Business Parks, Inc.	F	8.750%	4,000	100,000	101,720
Public Storage, Inc.	W	6.500%	6,000	150,000	140,280
Sizeler Property Investors, Inc.	B	9.750%	1,000	25,000	25,650
SL Green Realty Corporation	C	7.625%	5,000	125,000	125,950
SNH Capital Trust I	Z	10.125%	6,800	174,771	174,964
United Dominion Realty Trust	B	8.600%	1,000	19,120	25,720
Windrose Medical Properties	A	7.500%	40,000	1,000,000	1,010,000
Total Preferred Stock				14,812,585	15,314,813

Common Stock:

Champion Enterprises, Inc.			80,000	798,280	1,089,600
Equity Lifestyle Properties, Inc.			3,000	99,260	133,500
Fleetwood Enterprises, Inc.			145,000	1,812,975	1,790,750
Getty Realty Corp.			8,000	180,304	210,320
Mission West Properties, Inc.			26,900	271,958	262,006
Monmouth Capital Corporation *			93,528	342,406	505,049
Monmouth Real Estate Corporation *			75,000	581,256	601,500
New Plan Excel Realty			10,000	272,503	231,800
Sun Communities, Inc.			15,000	522,242	471,000
Total Common Stock				4,881,184	5,295,525
Total Equity Securities				19,693,769	20,610,338
Total Securities Available for Sale				$25,693,769	$26,610,338

*

Related entity – See Note 8.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company purchases securities on margin.  The interest rates charged on the margin loans at December 31, 2006 and 2005 was 7% and 6%, respectively.  These loans are due on demand.  At December 31, 2006 and 2005, the margin loans amounted to $3,259,796 and $4,934,325, respectively, and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

The Company has a $4,000,000 revolving credit agreement with GE Commercial Distribution Finance Corporation (GE) (formerly Transamerica Commercial Finance Corporation) to finance inventory purchases.  The interest rates range from prime (with a minimum of 6%) for each advance to prime plus 2% after one year.  The weighted average interest rate at December 31, 2006 and 2005 was 10.7% and 8.6%, respectively.  This agreement originally terminated April 25, 2003, but automatically renews on an annual basis.  Advances under this line of credit are secured by the manufactured homes for which the advances were made.  As of December 31, 2006 and 2005, the amount outstanding with GE was $3,089,278 and $2,674,998, respectively.

The Company also has miscellaneous loans payable for equipment and vehicles totaling $4,032 and $9,155 at December 31, 2006 and 2005, respectively.

Unsecured Lines of Credit

The Company has a $2,000,000 unsecured line of credit with Bank of America (formerly Fleet Bank), of which $1,750,000 was utilized at December 31, 2006.  The interest rate on this line of credit is prime.  This line of credit expires on August 15, 2007.

In June 2004, the Company received a line of credit from PNC Bank.  The amount of the facility was $15,000,000 and matures on April 15, 2007.  The interest rate charged on the new line is the Bank's prime rate.  This line was not utilized at December 31, 2006.

Mortgages Payable

The following is a summary of mortgages payable:

	At December 31, 2006		Balance at December 31,
Property	Due Date	Interest Rate	2006	2005

Allentown	12/01/11	6.36%	$5,240,029	$5,359,843
Cranberry Village	08/01/08	LIBOR + 1.65%	1,952,070	2,059,237
D & R Village	05/01/08	4.625%	2,564,294	2,732,205
Fairview Manor	07/27/07	LIBOR + 1.55%	3,514,183	3,637,653
Forest Park Village	08/01/08	LIBOR + 1.65%	3,123,312	3,294,779
Heather Highlands	08/28/18	Prime + 1/2%	2,973,520	3,126,808
Laurel Woods	01/10/07	LIBOR + 1.55%	1,509,074	1,551,271
Port Royal Village	04/01/12	7.36%	5,117,549	5,177,097
Sandy Valley	03/01/09	4.75%	3,009,865	3,185,646
Somerset Estates/Whispering Pines	02/26/19	5.25%	1,732,117	1,830,756
Waterfalls Village	01/01/08	4.625%	2,205,859	2,354,974
Various (4 properties)	11/19/09	LIBOR + 1.75%	13,875,761	14,395,972

Total Mortgages	Payable		$46,817,633	$48,706,241

At December 31, 2006 and 2005, mortgages were collateralized by real property with a carrying value of $58,288,033 and $56,975,546, respectively, before accumulated depreciation and amortization.  Interest costs amounting to $225,800, $167,400 and $210,000 were capitalized during 2006, 2005 and 2004, respectively, in connection with the Company’s expansion program.

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

On November 19, 2004, the Company refinanced and increased its mortgage loan with Bank of America.  This new $15,000,000 mortgage loan is secured by four properties, Cedarcrest, Oxford Village, Southwind Village and Woodlawn Village, and is due on November 19, 2009 with interest at LIBOR plus 1.75%.  The Company simultaneously entered into an interest rate swap agreement with Bank of America whereby Bank of America will pay the Company LIBOR and the Company will pay Bank of America 4.07% of the amount outstanding on the mortgage, effectively fixing the interest rate on this mortgage at 5.82%.  In accordance with SFAS No. 133, this interest rate swap was reflected at fair value at December 31, 2006 and 2005.

In October 2006, the Company extended its mortgage on Laurel Woods to January 10, 2007.  This mortgage was repaid in 2007.

The aggregate principal payments of all mortgages payable are scheduled as follows:

2007	$6,747,520
2008	10,373,468
2009	15,851,915
2010	465,623
2011	5,010,241
Thereafter	8,368,866

Total	$46,817,633

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

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  During the year ended December 31, 2006, eleven employees were granted options to purchase a total of 90,000 shares.  The fair value of those options was approximately $129,000 based on assumptions noted below and is being amortized over the 1-year vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2006	2005	2004

Dividend yield	6.33%	6.35%	6.06%
Expected volatility	18.5%	19.04%	19%
Risk-free interest rate	4.63%	4.01%	3.89%
Expected lives	8	8	8

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005 and 2004 and changes during the years then ended are as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	296,000	$14.40	349,000	$12.04	306,000	$11.17
Granted	90,000	15.51	90,000	15.48	66,000	15.16
Exercised	(38,000)	10.73	(138,000)	9.18	(21,000)	8.84
Expired	-0-	-0-	(5,000)	13.05	(2,000)	15.00
Outstanding at end of year	348,000	15.09	296,000	14.40	349,000	12.04
Options exercisable at end of year	258,000		206,000		283,000
Weighted-average fair value of options granted during the year		1.44		1.33		1.27

The following is a summary of stock options outstanding as of December 31, 2006:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

10/04/01	2	7,000		10.60	10/04/09
01/04/02	1	25,000		12.95	01/04/10
06/20/02	7	18,000		12.60	06/20/10
08/18/03	1	25,000		16.92	08/18/11
08/25/03	8	32,000		15.00	08/25/11
01/16/04	1	25,000		18.62	01/16/12
07/06/04	8	36,000		13.05	07/06/12
02/01/05	1	43,600		15.62	02/01/13
02/01/05	1	6,400		17.19	02/01/13
07/18/05	10	40,000		15.05	07/18/13
01/09/06	1	44,200	*	15.62	01/09/14
01/09/06	1	5,800	*	17.21	01/09/14
07/21/06	10	40,000	*	15.15	07/21/14

		348,000

* Unexercisable

During the year ended December 31, 2006, six employees exercised their stock options and purchased 38,000 shares for a total of $407,613.

As of December 31, 2006, there were 1,197,000 shares available for grant under the 2003 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company’s 401(k) Plan (Plan).  Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $15,000, annually adjusted) and have it contributed to the Plan.  Employer contributions to the Plan are at the discretion of the Company.  During 2006, 2005 and 2004, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary.  The total expense relating to the Plan, including matching contributions, amounted to $54,000, $54,215 and $50,501 in 2006, 2005 and 2004, respectively.

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

Transactions with Monmouth Real Estate Investment Corporation

The Company has purchased shares of MREIC common stock primarily through MREIC’s Dividend Reinvestment and Stock Purchase Plan (See Note 4).  During 2004, the Company sold in the open market 745,250 shares of MREIC and recorded a gain on sale of $1,499,332.

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

During 2006, 2005 and 2004, the Company purchased from MCC at its cost, 1, 4 and 3 homes, respectively totaling $20,361, $79,305 and $64,824, respectively to be used as rental homes.

During 2005 and 2004, the Company financed/refinanced certain loans on sales made by MCC to third parties.  These loans are secured by manufactured homes.  The total amount financed amounted to $10,500 and $70,150 during 2005 and 2004, respectively.

Salary, Directors’, Management And Legal Fees

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

Effective January 1, 2005, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $329,922 for 2005, $346,418 for 2006 and $363,739 for 2007 plus bonuses and customary fringe benefits.  Bonuses are at the discretion of the Board of Directors and are based on certain guidelines.  Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 50,000 shares in each year of the contract.  On severance by the Company, Mr. Samuel Landy is entitled to one year’s salary.  In the event of disability, Mr. Samuel Landy will receive lost wages from a disability insurance policy.  In the event a merger of the Company, sale or change of control, Mr. Landy shall have the right to extend and renew this Employment Agreement so   that the expiration date will be three years from the date of merger, sale or change of control.  During 2005 and 2004, the Company had loans outstanding from Mr. Samuel A. Landy.  These loans were repaid during 2005.  The interest rate on these loans ranged from 6.36% to 7.86%.  Interest earned on these loans during 2005 and 2004 amounted to $12,108 and 44,419, respectively.

Effective January 1, 2006, the Company and Anna T. Chew entered into a three-year Employment Agreement.  Ms. Chew will receive an annual base salary of $225,133 for 2006, plus bonuses and customary fringe benefits.  Each year Ms. Chew will receive a 5% increase in her base salary.  Ms. Chew will also receive four weeks vacation, use of an automobile, and stock options for 10,000 shares in each year of the contract.  On severance by the Company, Ms. Chew is entitled to an additional one year’s salary.  In the event of disability, Ms. Chew will receive lost wages from a disability insurance policy.  In the event of a merger of the Corporation, sale or change of control, Ms. Chew shall have the right to extend and renew this Employment Agreement so that the expiration date will be three years from the date of merger, sale or change of control.

Other Matters

The Company has employment agreements with certain executive officers, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits.  The Company has accrued these benefits on a present value basis over the terms of the agreements.   Amounts accrued under these agreements were $647,058 and $697,058 at December 31, 2006 and 2005, respectively.

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

Amounts received, including dividends reinvested of $1,783,177, $1,931,172 and $1,890,667 respectively, and shares issued in connection with the DRIP for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Amounts Received/Dividends
Reinvested	$6,912,430	$9,188,271	$12,043,926
Number of Share Issued	474,001	620,516	862,593

NOTE 10 – DISTRIBUTIONS

The following cash distributions, including dividends reinvested, were paid to shareholders during the three years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$2,429,773	$.245	$2,247,637	$.2425	$1,923,506	$.2325
June 30	2,470,173.245		2,307,619.2450		1,999,225.2350
September 30	2,491,306.245		2,347,579.2450		2,075,265.2375
December 31	2,566,578.250		2,384,314.2450		2,151,317.2400

	$9,957,831	$.985	$9,287,149	$.9775	$8,149,313	$.9450

These amounts do not include the discount on shares purchased through the Company’s Dividend Reinvestment and Stock Purchase Plan.

On January 11, 2007, the Company declared a cash dividend of $.25 per share to be paid on March 15, 2007 to shareholders of record February 15, 2007.

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

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2006, 2005, and 2004:

	2006 Estimate	2005 Actual	2004 Actual

GAAP net income	$5,840,277	$6,990,342	$8,201,749
Add (less) GAAP net loss (gain) of taxable REIT subsidiaries included above	693,520	261,087	(9,631)
GAAP net income from REIT operations	6,533,797	7,251,429	8,192,118
Book / tax difference on gains / losses from capital transactions	708,111	(296,069)	(228,802)
Stock option expense	130,285	102,580	112,502
Non-qualified stock options exercised	(40,227)	(583,614)	(185,725)
Other book / tax differences, net	(125,997)	400,345	(412,138)
Taxable income before adjustments	7,205,969	6,874,671	7,477,955
Less capital gains	(1,108,389)	(1,415,329)	(2,465,488)
Adjusted taxable income subject to 90% dividend requirement	$6,097,580	$5,459,342	$5,012,467

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Cash dividends paid	$9,957,831	$9,287,149	$8,149,313
Less: Dividends designated to prior year	-0-	-0-	(134,109)
Less: Portion designated capital gains distribution	(1,108,389)	(1,415,329)	(2,465,488)
Less: Return of capital	(1,930,611)	(1,250,278)	-0-
Dividends paid deduction	$6,918,831	$6,621,542	$5,549,716

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2006, 2005, and 2004:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$0.68433	69.4749%	$0.69605	71.2077%	$0.64616	68.3773%
Return of capital	0.19099	19.3900%	0.13143	13.4454%	-0-	-0-
Capital gains	0.10968	11.1351%	0.15002	15.3469%	0.29884	31.6227%
	$0.98500	100.000%	$0.97750	100.000%	$0.94500	100.000%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a taxable REIT subsidiary, is subject to federal, state and local income taxes.  Deferred income taxes pertaining to S&F are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  For the years ended December 31, 2006, 2005 and 2004, S&F had operating income (loss) for financial reporting purposes of ($693,520), ($261,087) and $9,631, respectively.  Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F.  For the years ended December 31, 2006, 2005 and 2004, S&F recorded $27,000, $88,000 and $22,000, respectively, in federal, state and franchise taxes which have been included in general and administrative expenses.

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

    The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.    For 2006, the fair and carrying value of fixed rate mortgages payable amounted to $20,000,738 and $19,869,713, respectively.  For 2005, the fair and carrying values of fixed rate mortgages payable amounted to $20,608,226 and $20,640,521 respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 14 – SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

Cash paid during the years ended December 31, 2006, 2005 and 2004 for interest was $3,704,853, $2,793,166 and $2,961,315, respectively.

During the years ended December 31, 2006, 2005 and 2004, land development costs of $3,094,939, $5,596,310 and $470,760, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2006, 2005 and 2004, the Company had dividend reinvestments of $1,783,177, $1,931,172 and $1,890,667, respectively which required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

	2006	2005	2004
Unrealized holding gains (loss) arising during the year	$424,032	($1,038,718)	$535,159
Less: reclassification adjustment for net gains realized in income	(955,711)	(1,187,658)	(2,700,409)

Net unrealized holding loss	($531,679)	($2,226,376)	($2,165,250)

NOTE 15 – SUBSEQUENT EVENTS

On January 31, 2007, the Company obtained an $11,480,000 mortgage loan on Fairview Manor from Column Guaranteed, a CREDIT SUISSE Company.  This mortgage payable is due on February 1, 2017 with interest at a fixed rate of 5.785%.  Proceeds were primarily used to pay off the existing mortgage on Fairview Manor and to pay down our margin loans and our lines of credit.

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2006	March 31	June 30	September 30	December 31

Total Revenues	$9,512,201	$10,343,852	$9,894,006	$12,894,551
Total Expenses	7,388,513	9,168,697	9,658,698	10,746,828
Net Income (1)	2,140,525	1,217,949	276,075	2,205,728
Net Income per Share – Basic	.22	.12	.03	.22
Diluted	.22	.12	.03	.22

2005	March 31	June 30	September 30	December 31

Total Revenues	$8,543,418	$9,316,642	$11,247,848	$10,231,665
Total Expenses	6,079,613	8,480,354	9,024,409	8,808,344
Net Income (1)	2,456,249	828,326	2,259,635	1,446,132
Net Income per Share – Basic	.27	.09	.24	.15
Diluted	.27	.09	.24	.15

(1)

Fluctuations are primarily due to changes in the fair value of interest rate swaps and Gain on Securities Transactions, net.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

Column A	Column B		Column C		Column D
			Initial Cost
Description	Encumbrances		Land	Site, Land & Building Improvements and Rental Homes	Capitalization Subsequent to Acquisition

Memphis, TN	$5,240,029		$250,000	$2,569,101	$1,328,034
Greenfield Ctr, NY	-0-		37,500	232,547	2,219,586
Vineland, NJ		(1)	320,000	1,866,323	950,822
Duncansville, PA	-0-		60,774	378,093	607,870
Cranberry Twp, PA	1,952,070		181,930	1,922,931	466,257
Clifton Park, NY	2,564,294		391,724	704,021	1,247,846
Apollo, PA	-0-		670,000	1,336,600	1,058,612
Cranberry Twp, PA	3,123,312		75,000	977,225	1,296,663
Millville, NJ	3,514,183		216,000	1,166,517	8,271,806
Kutztown, PA	-0-		145,000	1,695,041	7,535,296
Inkerman, PA	2,973,520		572,500	2,151,569	2,394,430
Monticello, NY	-0-		235,600	1,402,572	2,015,124
Navarre, OH	-0-		290,000	1,457,673	1,344,044
Cresson, PA	1,509,074		432,700	2,070,426	898,754
Memphis, TN	-0-		78,435	810,477	1,286,623
West Grove, PA		(1)	175,000	990,515	1,206,691
Carlisle, PA	-0-		37,540	198,321	3,949,270
Belle Vernon, PA	5,117,549		150,000	2,491,796	3,087,960
Marion, OH	-0-		236,000	785,293	3,587,481
Somerset, PA	1,732,117		1,485,000	2,050,400	1,034,591
Athens, OH	-0-		67,000	1,326,800	439,443
Magnolia, OH	3,009,865		270,000	1,941,430	2,484,151
Jackson, NJ		(1)	100,095	602,820	1,428,526
Hamburg, NY	2,205,859		424,000	3,812,000	759,317
West Monroe, NY	-0-		77,000	841,000	484,539
Lebanon, TN	-0-		1,184,000	4,034,480	(33,370)
Eatontown, NJ		(1)	157,421	280,749	305,090
Caledonia, OH	-0-		260,000	1,753,206	1,295,823
Coxsackie, NY	-0-		1,757,800	-0-	-0-

	32,941,872		$10,338,019	$41,849,926	$52,951,279
Various	13,875,761	(1)
	$46,817,633

(1)  Represents one mortgage note payable secured by four properties.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

Column A	Column E (2) (3)			Column F (2)
	Gross Amount at Which Carried at 12/31/06
Description	Land	Site, Land & Building Improvements and Rental Homes	Total	Accumulated Depreciation

Memphis, TN	$250,000	$3,897,135	$4,147,135	$3,159,836
Greenfield Ctr, NY	122,865	2,366,768	2,489,633	1,302,214
Vineland, NJ	408,206	2,728,939	3,137,145	2,181,557
Duncansville, PA	60,774	985,963	1,046,737	645,312
Cranberry Twp, PA	181,930	2,389,188	2,571,118	2,050,542
Clifton Park, NY	391,724	1,951,867	2,343,591	1,180,939
Apollo, PA	732,089	2,333,123	3,065,212	887,786
Cranberry Twp, PA	75,000	2,273,888	2,348,888	1,889,661
Millville, NJ	2,534,891	7,119,432	9,654,323	2,511,647
Kutztown, PA	404,239	8,971,098	9,375,337	2,473,273
Inkerman, PA	572,500	4,545,999	5,118,499	2,194,113
Monticello, NY	318,472	3,334,824	3,653,296	1,798,367
Navarre, OH	432,700	2,659,017	3,091,717	459,181
Cresson, PA	290,000	3,111,880	3,401,880	1,491,074
Memphis, TN	78,435	2,097,100	2,175,535	1,345,283
West Grove, PA	155,000	2,217,206	2,372,206	1,579,498
Carlisle, PA	145,473	4,039,658	4,185,131	921,191
Belle Vernon, PA	150,000	5,579,756	5,729,756	3,615,941
Marion, OH	236,000	4,372,774	4,608,774	1,750,251
Somerset, PA	1,485,000	3,084,991	4,569,991	268,123
Athens, OH	67,000	1,766,243	1,833,243	583,497
Magnolia, OH	270,000	4,425,581	4,695,581	2,726,652
Jackson, NJ	100,095	2,031,346	2,131,441	1,570,818
Hamburg, NY	424,000	4,571,317	4,995,317	1,349,310
West Monroe, NY	77,000	1,325,539	1,402,539	170,704
Lebanon, TN	1,184,000	4,001,110	5,185,110	120,630
Eatontown, NJ	135,421	607,839	743,260	401,853
Caledonia, OH	260,000	3,049,029	3,309,029	910,785
Coxsackie, NY	1,757,800	-0-	1,757,800	-0-

	$13,300,614	$91,838,610	$105,139,224	$41,540,038

(2)

See reconciliation.

(3)

The aggregate cost for Federal tax purposes approximates historical cost.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

Column A	Column G	Column H	Column I

Description	Date of Construction	Date Acquired	Life

Memphis, TN	prior to 1980	1986	3 to 27.5
Greenfield Ctr, NY	prior to 1970	1977	3 to 27.5
Vineland, NJ	1973	1986	3 to 27.5
Duncansville, PA	1961	1979	3 to 27.5
Cranberry Twp, PA	1974	1986	5 to 27.5
Clifton Park, NY	1972	1978	3 to 27.5
Apollo, PA	prior to 1980	1995	5 to 27.5
Cranberry Twp, PA	prior to 1980	1982	3 to 27.5
Millville, NJ	prior to 1980	1985	3 to 27.5
Kutztown, PA	1971	1979	5 to 27.5
Inkerman, PA	1970	1992	5 to 27.5
Monticello, NY	1972	1988	5 to 27.5
Navarre, OH	prior to 1980	1987	5 to 27.5
Cresson, PA	prior to 1980	2001	5 to 27.5
Memphis, TN	1955	1985	3 to 27.5
West Grove, PA	1971	1974	5 to 27.5
Carlisle, PA	1961	1969	3 to 27.5
Belle Vernon, PA	1973	1983	3 to 27.5
Marion, OH	1950	1986	3 to 27.5
Somerset, PA	prior to 1980	2004	5 to 27.5
Athens, OH	prior to 1980	1996	5 to 27.5
Magnolia, OH	prior to 1980	1985	5 to 27.5
Jackson, NJ	1969	1969	3 to 27.5
Hamburg, NY	prior to 1980	1997	5 to 27.5
West Monroe, NY	prior to 1980	2003	5 to 27.5
Lebanon, TN	1997	2006	5 to 27.5
Eatontown, NJ	1964	1978	3 to 27.5
Caledonia, OH	prior to 1980	1996	5 to 27.5
Coxsackie, NY	N/A	2005	N/A

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

		/----------FIXED ASSETS-----------/
(2)	Reconciliation:	12/31/06	12/31/05	12/31/04

	Balance – Beginning of Year	$96,241,037	$84,825,549	$78,488,074

	Additions:
	Acquisitions	5,218,480	3,661,555	3,535,400
	Improvements	5,012,850	8,317,782	3,420,665
	Depreciation	-0-	-0-	-0-

	Total Additions	10,231,330	11,979,337	6,956,065

	Deletions	1,333,143	563,849	618,590

	Balance – End of Year	$105,139,224	$96,241,037	$84,825,549

	/-----ACCUMULATED DEPRECIATION-----/
Reconciliation:	12/31/06	12/31/05	12/31/04

Balance – Beginning of Year	$39,296,286	$36,852,889	$34,444,316

Additions:
Acquisitions	-0-	-0-	-0-
Improvements	-0-	-0-	-0-
Depreciation	2,649,013	2,662,104	2,632,249

Total Additions	2,649,013	2,662,104	2,632,249

Deletions	405,261	218,707	223,676

Balance – End of Year	$41,540,038	$39,296,286	$36,852,889

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:  /s/Eugene W. Landy

EUGENE W. LANDY

Chief Executive Officer

Dated:        March 12, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chief Executive Officer and Director	March 12, 2007

/s/Samuel A. Landy SAMUEL A. LANDY	President and Director	March 12, 2007

/s/Anna T. Chew ANNA T. CHEW	Vice President Chief Financial Officer, Treasurer and Director	March 12, 2007

/s/James Mitchell JAMES MITCHELL	Director	March 12, 2007

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 12, 2007

/s/Eugene Rothenberg EUGENE ROTHENBERG	Director	March 12, 2007

/s/Robert G. Sampson ROBERT G. SAMPSON	Director	March 12, 2007