Form 10-Q
period 2007-03-31
UMH PROPERTIES, INC.
filed 2007-05-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2007

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of May 1, 2007 was 10,460,916 shares.

UMH PROPERTIES, INC.

for the QUARTER ENDED

MARCH 31, 2007

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

Item 4 - CONTROLS AND PROCEDURES

13

PART II - OTHER INFORMATION

15

SIGNATURES

16

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,
	2007	December 31,
- ASSETS -	(Unaudited)	2006
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	77,498,307	77,302,816
Buildings and Improvements	3,753,975	3,747,108
Rental Homes and Accessories	10,587,540	10,788,686
Total Investment Property	105,140,436	105,139,224
Equipment and Vehicles	7,017,979	7,017,268
Total Investment Property and Equipment	112,158,415	112,156,492
Accumulated Depreciation	(47,164,206)	(46,430,040)
Net Investment Property and Equipment	64,994,209	65,726,452

OTHER ASSETS
Cash and Cash Equivalents	1,991,823	2,005,027
Securities Available for Sale	17,482,238	17,908,595
Inventory of Manufactured Homes	10,469,595	8,970,367
Notes and Other Receivables, net	17,958,696	16,836,228
Unamortized Financing Costs	469,020	390,792
Prepaid Expenses	557,266	688,941
Land Development Costs	4,698,176	3,214,042
Total Other Assets	53,626,814	50,013,992

TOTAL ASSETS	$118,621,023	$115,740,444

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 52,817,974	$ 46,817,633
OTHER LIABILITIES
Accounts Payable	662,213	927,734
Loans Payable	4,791,529	8,103,106
Accrued Liabilities and Deposits	2,275,032	1,769,774
Tenant Security Deposits	474,460	481,778
Total Other Liabilities	8,203,234	11,282,392
Total Liabilities	61,021,208	58,100,025

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 10,435,930 and 10,318,940 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	1,043,593	1,031,894
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	58,599,770	56,891,428
Accumulated Other Comprehensive Income	379,427	384,890
Undistributed Income	(2,422,975)	(667,793)
Total Shareholders’ Equity	57,599,815	57,640,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,621,023	$115,740,444

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

	2007	2006

REVENUES:
Rental and Related Income	$5,830,504	$5,692,682
Sales of Manufactured Homes	2,277,764	2,746,900
Interest and Dividend Income	637,035	718,885
Gain on Securities Transactions, net	32,850	313,600
Other Income	22,193	40,134

Total Revenues	8,800,346	9,512,201

EXPENSES:
Community Operating Expenses	3,042,078	2,668,601
Cost of Sales of Manufactured Homes	1,803,378	2,044,716
Selling Expenses	529,418	439,937
General and Administrative Expenses	828,091	800,644
Interest Expense	854,500	546,530
Depreciation Expense	887,324	825,715
Amortization of Financing Costs	50,228	62,370

Total Expenses	7,995,017	7,388,513

Income before Gain on Sales of Investment Property and Equipment	805,329	2,123,688
Gain on Sales of Investment Property and Equipment	31,912	16,837

Net Income	$ 837,241	$2,140,525

Net Income per Share -
Basic	$ 0.08	$ 0.22
Diluted	$ 0.08	$ 0.22

Weighted Average Shares Outstanding -
Basic	10,367,584	9,897,848
Diluted	10,382,918	9,918,178

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 837,241	$2,140,525
Non-Cash Adjustments:
Depreciation	887,324	825,715
Amortization of Financing Costs	50,228	62,370
Stock Compensation Expense	31,970	35,697
Increase in Provision for Uncollectible Notes and Other Receivables	122,484	2,098
Gain on Securities Transactions, net	(32,850)	(313,600)
Gain on Sales of Investment Property and Equipment	(31,912)	(16,837)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(1,499,228)	(397,150)
Notes and Other Receivables	(1,244,952)	274,548
Prepaid Expenses	131,675	13,043
Accounts Payable	(265,521)	(906,207)
Accrued Liabilities and Deposits	505,258	165,872
Tenant Security Deposits	(7,318)	41,405
Net Cash (Used In) Provided by Operating Activities	(515,601)	1,927,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	-0-	(5,218,480)
Purchase of Investment Property and Equipment	(399,916)	(634,567)
Proceeds from Sales of Assets	276,747	138,571
Additions to Land Development	(1,484,134)	(590,462)
Purchase of Securities Available for Sale	(232,899)	(227,708)
Proceeds from Sales of Securities Available for Sale	686,643	4,663,245
Net Cash Used in Investing Activities	(1,153,559)	(1,869,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	13,480,000	-0-
Principal Payments of Mortgages and Loans	(10,791,236)	(839,771)
Financing Costs on Debt	(128,456)	(17,829)
Proceeds from Issuance of Common Stock	1,004,233	1,830,352
Proceeds from Exercise of Stock Options	231,300	257,813
Dividends Paid, net of amount reinvested	(2,139,885)	(1,941,621)
Net Cash Provided By (Used In) Financing Activities	1,655,956	(711,056)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,204)	(652,978)
CASH & CASH EQUIVALENTS-BEGINNING	2,005,027	4,555,356
CASH & CASH EQUIVALENTS-ENDING	$1,991,823	$3,902,378

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2007 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2006 have been omitted.

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

Compensation cost which has been determined consistent with SFAS No. 123R, amounted to $31,970 and $35,697 for the three months ended March 31, 2007 and 2006, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2007	2006

Dividend yield	6.42%	6.29%
Expected volatility	18.08%	18.57%
Risk-free interest rate	4.66%	4.34%
Expected lives	8	8

The weighted-average fair value of options granted during the three months ended March 31, 2007 and 2006 was $1.36 and $1.39, respectively.

During the three months ended March 31, 2007, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/3/07	1	44,200	$15.51	1/3/15
1/3/07	1	5,800	17.06	1/3/15

During the three months ended March 31, 2007, one employee exercised his stock options and purchased 17,000 shares for a total of $231,300.  As of March 31, 2007, there were options outstanding to purchase 381,000 shares and 1,147,000 shares were available for grant under the Company’s 2003 Stock Option Plan.  During the three months ended March 31, 2006, one employee exercised his stock option and purchased 25,000 shares for a total of $257,813.  As of March 31, 2006, there were options outstanding to purchase 321,000 shares and 1,237,000 shares were available for grant under the Company’s 2003 Stock Option Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 15,334 and 20,330 shares for the three months ended March 31, 2007 and  2006, respectively, are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company’s comprehensive income for the three and three months ended March 31, 2007 and 2006:

	2007	2006

Net income	$837,241	$2,140,525
(Decrease) increase in unrealized gain on securities available for sale	(5,463)	159,455
Comprehensive income	$831,778	$2,299,980

NOTE 3 – SECURITIES AVAILABLE FOR SALE

During the three months ended March 31, 2007, the Company purchased $232,899 of securities available for sale.  During the three months ended March 31, 2007, the Company sold or redeemed $653,793 in securities available for sale, recognizing a gain of $94,192.

NOTE 4 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  The notional amount of these contracts amounted to $9,000,000 at March 31, 2007 and 2006.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at March 31, 2007 and December 31, 2006 was an asset of $60,469 and $163,828, respectively.  During the three months ended March 31, 2007 and 2006, the Company recorded a realized (loss) gain of ($121,811) and $207,271, respectively, on settled futures contracts, which is included in gain (loss) on securities available for sale transactions, net.

The Company had entered into five interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three months ended March 31, 2007 and 2006 amounted to ($26,312) and $218,617,  respectively, and has been recorded as an (addition to) deduction from interest expense.   The fair value of these agreements at March 31, 2007 and December 31, 2006 amounted to assets of $377,118 and $403,430 respectively, which have been included in notes and other receivables, net.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

In January 2007, the Company borrowed $2,000,000 on its line of credit to pay off the Laurel Woods mortgage.

On January 30, 2007, the Company obtained an $11,480,000 mortgage loan on Fairview Manor from Column Guaranteed LLC, a Credit Suisse company.  This mortgage payable is due on February 1, 2017 with interest at a fixed rate of 5.785%.  Proceeds from this mortgage were primarily used to pay off the existing mortgage on Fairview Manor and to pay down our margin loans and our lines of credit.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 2007, the Company paid $2,592,423 of which $452,538 was reinvested, as a dividend of $.25 per share to shareholders of record as of February 15, 2007.  On April 3, 2007, the Company declared a dividend of $.25 per share to be paid on June 15, 2007 to shareholders of record May 15, 2007.

During the three months ended March 31, 2007, the Company received, including dividends reinvested, a total of $1,456,771 from the Dividend Reinvestment and Stock Purchase Plan.  There were 99,990 new shares issued under the Plan.

NOTE 7 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2007 and 2006 for interest was $888,188 and $800,747, respectively.  Interest cost capitalized to Land Development was $60,000 and $35,600 for the three months ended March 31, 2007 and 2006, respectively.  The change in fair value of the interest rate swap agreements amounted to ($26,312) and $218,617 for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007 and 2006, the Company had dividend reinvestments of $452,538 and $486,776, respectively, which required no cash transfers.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 159 on our consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2006.

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

The Company also holds a portfolio of securities of other REITs and home manufacturers with a balance of $17,482,238 at March 31, 2007.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At March 31, 2007, the Company’s portfolio consisted of 36% preferred stocks, 30% common stocks and 34% debentures.  The securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain on securities transactions, net.  Total revenues decreased by approximately 7% from $9,512,201 for the quarter ended March 31, 2006 to $8,800,346 for the quarter ended March 31, 2007.  This was primarily due to a decrease in sales of manufactured homes of $469,136 and a decrease in gain on securities transactions, net of $280,750.  Total expenses increased by approximately 8% from $7,388,513 for the quarter ended March 31, 2006 to $7,995,017 for the quarter ended March 31, 2007.  This was primarily due to an increase in community operating expenses of $373,477 and an increase in interest expense of $307,970, partially offset by a decrease in cost of sales of manufactured homes of $241,338.  Net income decreased by approximately 61% from $2,140,525 for the quarter ended March 31, 2006 to $837,241 for the quarter ended March 31, 2007.  This decrease is due primarily to the decrease in sales of manufactured homes, the decrease in gain on securities transactions, net and the increase in community operating expenses and interest expense.

See PART I, Item 1 – Business in the Company’s 2006 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,692,682 for the quarter ended March 31, 2006 to $5,830,504 for the quarter ended March 31, 2007.   This was primarily due to the purchase of Weatherly Estates in 2006 and rental increases to residents.   The Company has been raising rental rates by approximately 3% to 6% annually.   This increase was partially offset by a decrease in home rental income and occupancy.  The decrease in home rental income was due to the decrease in rental homes.  During 2006, the Company sold many of its older rental homes to the current residents.  The Company intends to replace these rental homes in 2007.  Occupancy declined from 84% at March 31, 2006 to 82% at both December 31, 2006 and March 31, 2007.  The Company has faced many challenges in filling vacant homesites.  The relatively low interest rates in 2006 have made site-built housing more accessible.

Interest and dividend income decreased from $718,885 for the quarter ended March 31, 2006 to $637,035 for the quarter ended March 31, 2007.  This was primarily as a result of a decrease in dividend income due primarily to a lower average balance of securities available for sale during 2007 as a result of sales during 2006.  The average balance of securities at March 31, 2007 and 2006 was $17,695,417 and $24,629,097, respectively.  This was partially offset by an increase in interest income due to a higher balance of notes receivable.

Gain on securities transactions, net for the three months ended March 31, 2007 and 2006 consisted of the following:

	2007	2006

Gain on sale of securities, net	$ 94,192	$ 56,408
(Loss) gain on settled futures contracts	(121,811)	207,271
Gain on open futures contracts	60,469	49,921
Gain on securities transactions, net	$ 32,850	$313,600

Gain on securities transactions, net decreased by $280,750 for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.  This decrease is due primarily to the decrease in the (loss) gain on settled futures contracts.  The Company invests in futures contracts of ten-year treasury notes to mitigate the exposure of interest rate fluctuations on the Company’s preferred equity and debt securities portfolio.

Community operating expenses increased from $2,668,601 for the quarter ended March 31, 2006 to $3,042,078 for the quarter ended March 31, 2007.   This was primarily due to the new community, an increase in health insurance costs, and an increase in real estate taxes due     to the completion of certain community expansions in 2006.  General and administrative expenses remained relatively stable for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.   Interest expense increased from $546,530 for the quarter ended March 31, 2006 to $854,500 for the quarter ended March 31, 2007.    This was primarily due to the change in fair value of the Company’s interest rate swaps.  This change decreased interest expense by approximately $219,000 in 2006, but increased interest expense by approximately $26,000 in 2007, a swing of $245,000.  Cash paid for interest during the three months ended

March 31, 2007 and 2006 amounted to $888,188 and $800,747, respectively.  Depreciation expense and amortization of financing costs remained relatively stable for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

Sales of manufactured homes amounted to $2,277,764 and $2,746,900 for the quarters ended March 31, 2007 and 2006, respectively.  This decrease was primarily due to sales generated by the Fairview Manor and Highland Estates expansions in 2006.  Sales in these expansion communities also commanded a higher profit margin.  These expansions are sold out.  New community expansions should be completed during 2007.  Cost of sales of manufactured homes amounted to $1,803,378 and $2,044,716 for the quarters ended March 31, 2007 and 2006, respectively.  This decrease is directly attributable to the fluctuations in sales.  Selling expenses amounted to $529,418 and $439,937 for the quarters ended March 31, 2007 and 2006, respectively. This increase is primarily due to an increase in the loan loss reserve due to increased financed sales. Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to ($55,032) and $262,247 for the quarters ended March 31, 2007 and 2006, respectively.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities decreased from $1,927,479 for the quarter ended March 31, 2006 to ($515,601) for the quarter ended March 31, 2007 primarily due to an increase in inventory and notes and other receivables.  The Company received, including dividends reinvested of $452,538, new capital of $1,456,771 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company sold $653,793, at cost, and purchased $232,899 of securities of other real estate investment trusts.  Mortgages payable increased by $6,000,341 and loans payable decreased by $3,311,577.  The Company obtained an $11,480,000 mortgage on Fairview Manor and paid off the existing Fairview Manor and Laurel Woods mortgages, and paid down our margin loans and lines of credit.  The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the quarter ended March 31, 2007 and 2006 is calculated as follows:

	2007	2006

Net Income	$ 837,241	$2,140,525
Gain on Sales of Depreciable Assets	(31,912)	(16,837)
Depreciation Expense	887,324	825,715

FFO	$1,692,653	$2,949,403

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2007 and 2006:

	2007	2006

Operating Activities	($515,601)	$1,927,479
Investing Activities	(1,153,559)	(1,869,401)
Financing Activities	1,655,956	(711,056)

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

  May 7, 2007

By /s/ Samuel A. Landy

Samuel A. Landy

President

DATE:

   May 7, 2007

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer