Form 10-Q
period 2007-06-30
UMH PROPERTIES, INC.
filed 2007-08-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of August 1, 2007 was 10,588,293 shares.

UMH PROPERTIES, INC.

for the QUARTER ENDED

JUNE 30, 2007

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

Item 4 - CONTROLS AND PROCEDURES

15

PART II - OTHER INFORMATION

16

SIGNATURES

18

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,
	2007	December 31,
- ASSETS -	(Unaudited)	2006
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	77,773,088	77,302,816
Buildings and Improvements	3,764,115	3,747,108
Rental Homes and Accessories	11,074,987	10,788,686
Total Investment Property	105,912,804	105,139,224
Equipment and Vehicles	7,263,494	7,017,268
Total Investment Property and Equipment	113,176,298	112,156,492
Accumulated Depreciation	(47,870,005)	(46,430,040)
Net Investment Property and Equipment	65,306,293	65,726,452

OTHER ASSETS
Cash and Cash Equivalents	1,465,240	2,005,027
Securities Available for Sale	16,168,856	17,908,595
Inventory of Manufactured Homes	12,091,976	8,970,367
Notes and Other Receivables, net	19,324,791	16,836,228
Unamortized Financing Costs	467,241	390,792
Prepaid Expenses	381,758	688,941
Land Development Costs	5,817,075	3,214,042
Total Other Assets	55,716,937	50,013,992

TOTAL ASSETS	$121,023,230	$115,740,444

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 52,328,277	$ 46,817,633
OTHER LIABILITIES
Accounts Payable	347,138	927,734
Loans Payable	6,857,605	8,103,106
Accrued Liabilities and Deposits	2,429,301	1,769,774
Tenant Security Deposits	507,048	481,778
Total Other Liabilities	10,141,092	11,282,392
Total Liabilities	62,469,369	58,100,025

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 10,562,867 and 10,318,940 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,056,287	1,031,894
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	60,388,423	56,891,428
Accumulated Other Comprehensive Income	230,131	384,890
Undistributed Income	(3,120,980)	(667,793)
Total Shareholders’ Equity	58,553,861	57,640,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,023,230	$115,740,444

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006

REVENUES:
Rental and Related Income	$ 5,922,391	$ 5,833,407	$11,752,895	$11,526,089
Sales of Manufactured Homes	3,966,284	3,991,096	6,244,048	6,737,996
Interest and Dividend Income	927,766	882,041	1,564,801	1,600,926
Gain (Loss) on Securities Available for Sale Transactions, net	463,929	(418,703)	496,779	(105,103)
Other Income	70,650	56,011	92,843	96,145

Total Revenues	11,351,020	10,343,852	20,151,366	19,856,053

EXPENSES:
Community Operating Expenses	3,222,329	3,015,156	6,264,407	5,683,757
Cost of Sales of Manufactured Homes	3,275,077	3,094,999	5,078,455	5,139,715
Selling Expenses	388,673	566,581	918,091	1,006,518
General and Administrative Expenses	885,563	853,873	1,713,654	1,654,517
Interest Expense	750,545	718,075	1,605,045	1,264,605
Depreciation Expense	888,648	857,643	1,775,972	1,683,358
Amortization of Financing Costs	46,470	62,370	96,698	124,740

Total Expenses	9,457,305	9,168,697	17,452,322	16,557,210

Income before Gain on Sales of Investment Property and Equipment	1,893,715	1,175,155	2,699,044	3,298,843
Gain (Loss) on Sales of Investment Property and Equipment	34,612	42,794	66,524	59,631

Net Income	$1,928,327	$1,217,949	$2,765,568	$3,358,474

Net Income per Share -
Basic	$0.18	$0.12	$0.27	$0.34
Diluted	$0.18	$0.12	$0.26	$0.34

Weighted Average Shares Outstanding -
Basic	10,491,261	10,063,284	10,428,493	9,979,236
Diluted	10,501,414	10,078,314	10,442,080	9,997,238

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,765,568	$3,358,474
Non-Cash Adjustments:
Depreciation	1,775,972	1,683,358
Amortization of Financing Costs	96,698	124,740
Stock Compensation Expense	63,940	65,627
Increase in Provision for Uncollectible Notes and Other Receivables	143,888	93,698
Loss (Gain) on Securities Available for Sale Transactions, net	(496,779)	105,103
(Gain) Loss on Sales of Investment Property and Equipment	(66,524)	(59,631)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(3,121,609)	(385,158)
Notes and Other Receivables	(2,632,451)	(836,589)
Prepaid Expenses	307,183	(6,193)
Accounts Payable	(580,596)	(889,066)
Accrued Liabilities and Deposits	659,527	65,873
Tenant Security Deposits	25,270	31,588
Net Cash (Used in) Provided by Operating Activities	(1,059,913)	3,351,824

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	-0-	(5,218,480)
Purchase of Investment Property and Equipment	(1,951,558)	(1,315,916)
Proceeds from Sales of Assets	662,269	409,276
Additions to Land Development	(2,603,033)	(1,413,508)
Purchase of Securities Available for Sale	(258,151)	(831,293)
Proceeds from Sales of Securities Available for Sale	2,339,910	5,605,959
Net Cash Used in Investing Activities	(1,810,563)	(2,763,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	13,480,000	-0-
Principal Payments of Mortgages and Loans	(9,214,857)	(3,037,526)
Financing Costs on Debt	(173,147)	(27,829)
Proceeds from Issuance of Common Stock	2,330,657	3,366,326
Proceeds from Exercise of Stock Options	243,521	308,213
Dividends Paid, net of amount reinvested	(4,335,485)	(3,977,787)
Net Cash Provided by (Used in) in Financing Activities	2,330,689	(3,368,603)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(539,787)	(2,780,741)
CASH & CASH EQUIVALENTS-BEGINNING	2,005,027	4,555,356
CASH & CASH EQUIVALENTS-ENDING	$1,465,240	$1,774,615

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2007 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2006 have been omitted.

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

Compensation cost which has been determined consistent with SFAS No. 123R, amounted to $31,970 and $63,940 for the three and six months ended June 30, 2007, respectively, and $29,930 and $65,627 for the three and six months ended June 30, 2006, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2007	2006

Dividend yield	6.42%	6.29%
Expected volatility	18.08%	18.57%
Risk-free interest rate	4.66%	4.34%
Expected lives	8	8

The weighted-average fair value of options granted during the six months ended June 30, 2007 and 2006 was $1.36 and $1.39, respectively.

During the six months ended June 30, 2007, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/3/07	1	44,200	$15.51	1/3/15
1/3/07	1	5,800	$17.06	1/3/15

During the six months ended June 30, 2007, one employee exercised his stock option and purchased 17,812 shares for a total of $243,521.  Additionally, stock options totaling 11,188 shares expired without being exercised.  As of June 30, 2007, there were options outstanding to purchase 369,000 shares and 1,158,188 shares were available for grant under the Company’s 2003 Stock Option Plan.  During the six months ended June 30, 2006, two employee exercised their stock option and purchased 29,000 shares for a total of $308,213.  As of June 30, 2006, there were options outstanding to purchase 317,000 shares and 1,237,000 shares were available for grant under the Company’s 2003 Stock Option Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 10,153 and 13,587 shares for the three and six months ended June 30, 2007, respectively, and 15,030 and 18,002 shares for the three and six months ended June 30, 2006, respectively are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company’s comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	2007	2006	2007	2006

Net Income	$1,928,327	$1,217,949	$2,765,568	$3,358,474
Decrease in unrealized gain on securities available for sale	(149,296)	(444,625)	(154,759)	(285,170)
Comprehensive Income	$1,779,031	$773,324	$2,610,809	$3,073,304

NOTE 3 – SECURITIES AVAILABLE FOR SALE

During the six months ended June 30, 2007, the Company purchased $258,151 of securities available for sale.  During the six months ended June 30, 2007, the Company sold or redeemed securities available for sale with a basis of $1,843,131, recognizing a gain of $355,792.

NOTE 4 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  The notional amount of these contracts amounted to $9,000,000 at June 30, 2007 and 2006.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in accrued liabilities and deposits on the balance sheet.  The fair value of the derivatives at June 30, 2007 and December 31, 2006 was a (liability) asset of ($47,110) and $163,828, respectively.  During the three and six ended June 30, 2007, the Company recorded a realized gain of $309,908 and $188,097, respectively, on settled futures contracts, which is included in gain on securities available for sale transactions, net.  During the three and six months ended June 30, 2006, the Company recorded a realized loss of $95,474 and $302,745, respectively, on settled futures contracts.

The Company had entered into five interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three and six months ended June 30, 2007 amounted to $74,286 and $47,974, respectively, and has been recorded as a deduction from interest expense.  The change in the fair value of these agreements for the three and six months ended June 30, 2006 amounted to $134,834 and $353,451, respectively.   The fair value of these agreements at June 30, 2007 and December 31, 2006 amounted to assets of $451,404 and $403,430, respectively, which have been included in notes and other receivables, net.

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

On April 15, 2007, the Company’s $15,000,000 line of credit with PNC Bank matured.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 15, 2007, the Company paid $2,626,332 of which $430,732 was reinvested, as a dividend of $.25 per share to shareholders of record as of May 15, 2007.  Total dividends paid for the six months ended June 30, 2007 amounted to $5,218,755 of which $883,270 was reinvested.  On July 2, 2007, the Company declared a dividend of $.25 per share to be paid on September 17, 2007 to shareholders of record August 15, 2007.

During the six months ended June 30, 2007, the Company received, including dividends reinvested, a total of $3,213,927 from the Dividend Reinvestment and Stock Purchase Plan.  There were 226,115 new shares issued under the Plan.

NOTE 7 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2007 and 2006 for interest was $1,816,580 and $1,699,056, respectively.  Interest cost capitalized to Land Development was $137,200 and $81,000 for the six months ended June 30, 2007 and 2006, respectively.  The change in fair value of the interest rate swap agreements amounted to $47,974 and $353,451 for the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2007 and 2006, the Company had dividend reinvestments of $883,270 and $920,783, respectively, which required no cash transfers.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions but, as a REIT, we generally do not pay tax on our net income distributed as dividends to our shareholders. Our taxable subsidiary does not join in our consolidated REIT tax filings and as such is itself subject to federal income tax as well as income tax in multiple state and local jurisdictions. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 159 on our consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

On July 31, 2007, Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC), both related entities to the Company, completed a strategic combination whereby a wholly-owned subsidiary of MREIC merged with and into MCC, and MCC survived as a wholly-owned subsidiary of MREIC.  Each outstanding share of MCC’s common stock was converted into and exchanged for 0.655 shares of MREIC’s common stock.  At the time of the merger, the Company had 107,403 shares of MCC common stock which was converted and exchanged for 70,349 shares of MREIC’s common stock.  The Company now owns a total of 145,349 shares of MREIC common stock.  Additionally, the Company’s $1,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2013 is now convertible into MREIC common stock at an adjusted conversion price of $9.16 per share.  The Company’s $5,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2015 is now convertible into MREIC common stock at an adjusted conversion price of $11.45 per share.

On August 2, 2007, the Company obtained a $10,439,000 mortgage loan on Highland Estates from Column Guaranteed LLC, a Credit Suisse company.  This mortgage payable is due on September 1, 2017 with interest at a fixed rate of 6.175%.  Proceeds from this mortgage were primarily used to pay down our margin loans and for other corporate purposes.

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

The Company also holds a portfolio of securities of other REITs with a balance of $16,168,856 at June 30, 2007.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At June 30, 2007, the Company’s portfolio consisted of 37% preferred stocks, 26% common stocks and 37% debentures.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

Total revenues increased by approximately 10% from $10,343,852 for the quarter ended June 30, 2006 to $11,351,020 for the quarter ended June 30, 2007.  Total revenues increased by approximately 1% from $19,856,053 for the six months ended June 30, 2006 to $20,151,366 for the six months ended June 30, 2007.  This was primarily due to an increase in the gain on securities transactions, partially offset by a decreased in sales of manufactured homes.

Total expenses increased by approximately 3% and 5% for the quarter and six months, respectively, ended June 30, 2007 as compared to the quarter and six months ended June 30, 2006.  This was primarily due to an increase in community operating expenses and interest expense.  The increases in community operating expenses are primarily due to the new community purchased in 2006 and an increase in real estate taxes.  The increase in interest expense was primarily due to the change in fair value of the Company’s interest rate swaps and an increase in the average balance of mortgages and loans payable.

Net income increased by approximately 58% for the quarter ended June 30, 2007 and decreased by approximately 18% for the six months ended June 30, 2007 as compared to the quarter and six months ended June 30, 2006.  The increase in net income for the quarter is primarily due to an increase in the gain on securities available for sale transactions, net.  The decrease in net income for the six months is primarily due to the decrease in sales of manufactured homes in the first quarter of 2007 and an increase in interest expense.

See PART I, Item 1 – Business in the Company’s 2006 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,833,407 for the quarter ended June 30, 2006 to $5,922,391 for the quarter ended June 30, 2007.  Rental and related income increased from $11,526,089 for the six months ended June 30, 2006 to $11,752,895 for the six months ended

June 30, 2007.  This was primarily due to the purchase of Weatherly Estates in 2006 and rental increases to residents.   The Company has been raising rental rates by approximately 3% to 6% annually.   This increase was partially offset by a decrease in home rental income and occupancy. The decrease in home rental income was due to the decrease in rental homes.  During 2006, the Company sold many of its older rental homes to the current residents.  The Company intends to replace these rental homes in 2007.  Occupancy declined from 84% at June 30, 2006 to 82% at both December 31, 2006 and June 30, 2007.  The Company has faced many challenges in filling vacant homesites.  The relatively low interest rates in 2006 have made site-built housing more accessible.

Interest and dividend income remained relatively stable for the quarter and six months ended June 30, 2007 as compared to the quarter and six months ended June 30, 2006.

Gain (loss) on securities available for sale transactions, net for the three and six months ended June 30, 2007 and 2006 consisted of the following:

	Three Months		Six Months
	2007	2006	2007	2006

Gain on sale of securities, net	$261,600	$283,056	$355,792	$339,464
Impairment loss	-0-	(823,249)	-0-	(823,249)
Gain on settled futures contracts	309,908	95,474	188,097	302,745
Loss (gain) on open futures contracts	(107,579)	26,016	(47,110)	75,937
Gain (loss) on securities available for sales transactions, net	$463,929	($418,703)	$496,779	($105,103)

Gain on sale of securities, net remained relatively stable for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006.  The Company had a gain on settled futures contracts.  The Company invests in futures contracts of ten-year treasury notes to mitigate the exposure of interest rate fluctuations on the Company’s preferred equity and debt securities portfolio.  During 2006, the Company also recognized a loss of $823,249 due to a write-down to the carrying value of securities available for sale which were considered other than temporarily impaired.

Community operating expenses increased from $3,015,156 for the quarter ended June 30, 2006 to $3,222,329 for the quarter ended June 30, 2007.  Community operating expenses increased from $5,683,757 for the six months ended June 30, 2006 to $6,264,407 for the six months ended June 30, 2007.  This was primarily due to the new community purchased in 2006 and an increase in real estate taxes.  General and administrative expenses increased from $853,873 for the quarter ended June 30, 2006 to $885,563 for the quarter ended June 30, 2007.  General and administrative expenses increased from $1,654,517 for the six months ended June 30, 2006 to $1,713,654 for the six months ended June 30, 2007.  This was primarily due to an increase in personnel costs.  Interest expense increased from $718,075 for the quarter ended June 30, 2006 to $750,545 for the quarter ended June 30, 2007.  Interest expense increased from $1,264,605 for the six months ended June 30, 2006 to $1,605,045 for the six months ended June 30, 2007.  This was primarily due to an increase in the average balance of mortgages and loans payable and the change in fair value of the Company’s interest rate swaps which decreased interest expense by $134,834 and $353,450 for the quarter and six months ended June 30, 2006, respectively, but only decreased interest expense by $74,286 and $47,974 for the quarter and six months ended June 30, 2007, respectively.  Depreciation expense increased from $857,643 for the quarter ended June 30, 2006 to $888,648 for the quarter ended June 30, 2007.  Depreciation expense increased from $1,683,358 for the six months ended June 30, 2006 to $1,775,972 for the six months ended June 30, 2007.  This was primarily due to the purchase of the new community and expansions placed in service in 2006.  Amortization of financing costs decreased from $62,370 for the quarter ended June 30, 2006 to $46,470 for the quarter ended June 30, 2007.  Amortization of financing costs decreased from $124,740 for the six months ended June 30, 2006 to $96,698 for the six months ended June 30, 2007.  This was primarily due to the expiration of our line of credit with PNC Bank.

Sales of manufactured homes amounted to $3,966,284 and $3,991,096 for the quarters ended June 30, 2007 and 2006, respectively.  Sales of manufactured homes amounted to $6,244,048 and $6,737,996 for the six months ended June 30, 2007 and 2006, respectively.  Cost of sales of manufactured homes amounted to $3,275,077 and $3,094,999 for the quarters ended June 30, 2007 and 2006, respectively. Cost of sales of manufactured homes amounted to $5,078,455 and $5,139,715 for the six months ended June 30, 2007 and 2006, respectively. Selling expenses amounted to $388,673 and $566,581 for the quarters ended June 30, 2007 and 2006, respectively.  Selling expenses amounted to $918,091 and $1,006,518 for the six months ended June 30, 2007 and 2006, respectively.  Income from sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $302,534, or 8% of total sales, for the quarter ended June 30, 2007 as compared to $329,516, or 8% of total sales, for the quarter ended June 30, 2006.  Income from sales operations amounted to $247,502, or 4% of total sales, for the six months ended June 30, 2007 as compared to $591,763, or 9% of total sales, for the six months ended June 30, 2006.  This decrease was primarily due to a decrease in sales.  Sales in 2006 included sales into our expansions at Fairview Manor and Highland Estates, which sold out during 2006.  These sales had also generated a higher gross profit.  The Company believes that sales of new homes into the Company’s communities produce new rental revenue and upgrade the communities.

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

Net cash provided by operating activities decreased from $3,351,824 for the six months ended June 30, 2006 to net cash used by operating activities of $1,059,913 for the six months ended June 30, 2007.  This decrease was primarily due to an increase in inventory of manufactured homes and notes and other receivables.  The Company received, including dividends reinvested of $883,270, new capital of $3,213,927 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company sold $1,843,131, at cost, and purchased $258,151 of securities of other real estate investment trusts. Mortgages payable increased by $5,510,644 and loans payable decreased by $1,245,501.  The Company obtained an $11,480,000 mortgage on Fairview Manor and paid off the existing Fairview Manor and Laurel Woods mortgages, and paid down our margin loans and lines of credit.  The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the three and six months ended June 30, 2007 and 2006 is calculated as follows:

	Three Months		Six Months
	2007	2006	2007	2006

Net Income	$1,928,327	$1,217,949	$2,765,568	$3,358,474
Gain on Sales of Depreciable Assets	(34,612)	(42,794)	(66,524)	(59,631)
Depreciation Expense	888,648	857,643	1,775,972	1,683,358

FFO	$2,782,363	$2,032,798	$4,475,016	$4,982,201

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2007 and 2006:

	2007	2006

Operating Activities	($1,059,913)	$3,351,824
Investing Activities	(1,810,563)	(2,763,962)
Financing Activities	2,330,689	(3,368,603)

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Such factors include, but are not limited to, the following:  changes in the general economic climate; increased competition in the geographic areas in which the Company owns and operates manufactured housing communities; changes in government laws and regulations affecting manufactured housing communities; the ability of the Company to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to the Company; the ability to maintain rental rates and occupancy levels; competitive market forces; changes in market rates of interest; the ability of manufactured home buyers to obtain financing; the level of repossessions by manufactured home lenders; and other risks indicated from time to time in our filings with the Securities and Exchange Commission.  The forward-looking statements contained in this Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Item 4 -

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 14, 2007.  The proposals submitted to the vote of the shareholders and the results of the votes were as follows:

Proposal One – For the election of the following nominees for Director:

 For

         Against

James E. Mitchell

            9,211,105.57        102,238.55

Stephen B. Wolgin

9,215,153.83          98,190.28

Proposal Two – For the approval of Reznick Group, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2007:

For

Against

Abstain

      9,231,181.12                    38,668.00                   43,496.00

Item 5 -	Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors – none

Item 6 -	Exhibits –

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

  August 3, 2007

By /s/ Samuel A. Landy

Samuel A. Landy

President

DATE:

   August 3, 2007

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer