Form 10-Q
period 2007-09-30
UMH PROPERTIES, INC.
filed 2007-11-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2007

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of November 1, 2007 was 10,672,877 shares.

UMH PROPERTIES, INC.

for the QUARTER ENDED

SEPTEMBER 30, 2007

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

               CONSOLIDATED BALANCE SHEETS

3

               CONSOLIDATED STATEMENTS OF INCOME

4

               CONSOLIDATED STATEMENTS OF CASH FLOWS

5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  11

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Form 10-Q.

Item 4 - CONTROLS AND PROCEDURES

16

PART II - OTHER INFORMATION

17

SIGNATURES

18

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,
	2007	December 31,
- ASSETS -	(Unaudited)	2006
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	78,180,356	77,302,816
Buildings and Improvements	3,773,335	3,747,108
Rental Homes and Accessories	12,589,424	10,788,686
Total Investment Property	107,843,729	105,139,224
Equipment and Vehicles	7,330,050	7,017,268
Total Investment Property and Equipment	115,173,779	112,156,492
Accumulated Depreciation	(48,598,303)	(46,430,040)
Net Investment Property and Equipment	66,575,476	65,726,452

OTHER ASSETS
Cash and Cash Equivalents	1,169,960	2,005,027
Securities Available for Sale	22,861,855	17,908,595
Inventory of Manufactured Homes	12,583,664	8,970,367
Notes and Other Receivables, net	19,945,381	16,836,228
Unamortized Financing Costs	584,605	390,792
Prepaid Expenses	632,854	688,941
Land Development Costs	8,077,780	3,214,042
Total Other Assets	65,856,099	50,013,992

TOTAL ASSETS	$132,431,575	$115,740,444

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 62,263,807	$ 46,817,633
OTHER LIABILITIES
Accounts Payable	1,456,910	927,734
Loans Payable	8,978,958	8,103,106
Accrued Liabilities and Deposits	2,115,063	1,769,774
Tenant Security Deposits	527,549	481,778
Total Other Liabilities	13,078,480	11,282,392
Total Liabilities	75,342,287	58,100,025

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 10,659,888 and 10,318,940 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	1,065,989	1,031,894
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	61,652,004	56,891,428
Accumulated Other Comprehensive Income	35,619	384,890
Undistributed Income	(5,664,324)	(667,793)
Total Shareholders’ Equity	57,089,288	57,640,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$132,431,575	$115,740,444

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006

REVENUES:
Rental and Related Income	$ 6,055,129	$ 5,795,685	$17,808,024	$17,321,774
Sales of Manufactured Homes	3,565,742	3,741,867	9,809,790	10,479,863
Interest and Dividend Income	724,811	644,229	2,289,612	2,245,155
(Loss) Gain on Securities Available for Sale Transactions, net	(458,614)	(324,984)	38,165	(430,087)
Other Income	84,206	37,209	177,049	133,354

Total Revenues	9,971,274	9,894,006	30,122,640	29,750,059

EXPENSES:
Community Operating Expenses	3,309,579	3,291,018	9,573,986	8,974,775
Cost of Sales of Manufactured Homes	3,026,775	2,947,594	8,105,230	8,087,309
Selling Expenses	417,809	540,821	1,335,900	1,547,339
General and Administrative Expenses	904,927	838,652	2,618,581	2,493,169
Interest Expense	1,266,835	1,117,060	2,871,880	2,381,665
Depreciation Expense	919,751	861,183	2,695,723	2,544,541
Amortization of Financing Costs	38,595	62,370	135,293	187,110

Total Expenses	9,884,271	9,658,698	27,336,593	26,215,908

Income before Gain on Sales of Investment Property and Equipment	87,003	235,308	2,786,047	3,534,151
Gain on Sales of Investment Property and Equipment	23,236	40,767	89,760	100,398

Net Income	$ 110,239	$ 276,075	2,875,807	$ 3,634,549

Net Income per Share -
Basic	$ 0.01	$ 0.03	$ 0.27	$ 0.36
Diluted	$ 0.01	$ 0.03	$ 0.27	$ 0.36

Weighted Average Shares Outstanding -
Basic	10,606,346	10,167,118	10,486,197	10,039,111
Diluted	10,607,730	10,184,760	10,492,867	10,055,559

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 2,875,807	$ 3,634,549
Non-Cash Adjustments:
Depreciation	2,695,723	2,544,541
Amortization of Financing Costs	135,293	187,110
Stock Compensation Expense	97,570	97,957
Increase in Provision for Uncollectible Notes and Other Receivables	176,128	168,636
(Gain) Loss on Securities Available for Sale Transactions, net	(38,165)	430,087
Gain on Sales of Investment Property and Equipment	(89,760)	(100,398)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(3,613,297)	(1,106,004)
Notes and Other Receivables	(3,285,281)	(1,704,184)
Prepaid Expenses	56,087	(536,806)
Accounts Payable	529,176	(782,111)
Accrued Liabilities and Deposits	345,289	388,146
Tenant Security Deposits	45,771	17,182
Net Cash (Used in) Provided by Operating Activities	(69,659)	3,238,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	-0-	(5,218,480)
Purchase of Investment Property and Equipment	(4,247,264)	(1,829,002)
Proceeds from Sales of Assets	792,277	668,081
Additions to Land Development	(4,863,738)	(2,643,499)
Purchase of Securities Available for Sale	(9,959,797)	(1,510,377)
Proceeds from Sales of Securities Available for Sale	4,695,431	6,482,775
Net Cash Used in Investing Activities	(13,583,091)	(4,050,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	23,919,000	4,609,372
Principal Payments of Mortgages and Loans	(7,596,974)	(6,158,765)
Financing Costs on Debt	(329,106)	(46,991)
Proceeds from Issuance of Common Stock	3,162,969	4,087,781
Proceeds from Exercise of Stock Options	243,521	386,413
Dividends Paid, net of amount reinvested	(6,581,727)	(6,046,086)
Net Cash Provided By (Used In) Financing Activities	12,817,683	(3,168,276)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(835,067)	(3,980,073)
CASH & CASH EQUIVALENTS-BEGINNING	2,005,027	4,555,356
CASH & CASH EQUIVALENTS-ENDING	$ 1,169,960	$ 575,283

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2007 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2006 have been omitted.

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

Compensation cost which has been determined consistent with SFAS No. 123R, amounted to $33,630 and $97,570 for the three and nine months ended September 30, 2007, respectively, and $32,330 and $97,957 for the three and nine months ended September 30, 2006, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2007	2006

Dividend yield	6.54%	6.33%
Expected volatility	18.09%	18.50%
Risk-free interest rate	4.79%	4.63%
Expected lives	8	8

The weighted-average fair value of options granted during the nine months ended September 30, 2007 and 2006 was $1.29 and $1.44, respectively.

During the nine months ended September 30, 2007, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/3/07	1	44,200	$15.51	1/3/15
1/3/07	1	5,800	17.06	1/3/15
7/16/07	12	51,000	14.21	7/16/15
9/20/07	2	7,000	13.19	9/20/15

During the nine months ended September 30, 2007, one employee exercised his stock option and purchased 17,812 shares for a total of $243,521.  Additionally, stock options totaling 11,188 shares expired without being exercised.  As of September 30, 2007, there were options outstanding to purchase 427,000 shares and 1,100,188 shares were available for grant under the Company’s 2003 Stock Option Plan.  During the nine months ended September 30, 2006, four employees exercised their stock options and purchased 36,000 shares for a total of $386,413.  As of September 30, 2006, there were options outstanding to purchase 350,000 shares and 1,197,000 shares were available for grant under the Company’s 2003 Stock Option Plan.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE (LOSS) INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 1,384 and 6,670 shares for the three and nine months ended September 30, 2007, respectively, and 17,642 and 16,448 shares for the three and nine months ended September 30, 2006, respectively, are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company’s comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three Months		Nine months
	2007	2006	2007	2006

Net Income	$110,239	$276,075	$2,875,807	$3,634,549
Increase (Decrease) in unrealized gain on securities available for sale	(194,512)	(97,957)	(349,271)	(383,127)
Comprehensive Income	($84,273)	$178,118	$2,526,536	$3,251,422

NOTE 3 – SECURITIES AVAILABLE FOR SALE

During the nine months ended September 30, 2007, the Company purchased $9,959,797 of securities available for sale.  During the nine months ended September 30, 2007, the Company sold or redeemed securities with an original basis of $4,657,266, recognizing a gain of $263,675.

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

On September 13, 2007, the Company purchased 1,000,000 shares of MREIC common stock from Palisade Concentrated Equity Partnership, L.P., an unrelated entity.  The total consideration for the purchase was $8,500,000.  In addition to the convertible debentures, the Company now owns a total of 1,160,130 shares of MREIC common stock, representing 4.8% of the total shares outstanding at September 30, 2007.

NOTE 4 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  The notional amount of these contracts amounted to $9,000,000 at September 30, 2007 and 2006.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions.  The fair value of the derivatives at September 30, 2007 and December 31, 2006 was an asset of $102,657 and $163,828, respectively, which have been included in notes and other receivables, net.

During the three and nine months ended September 30, 2007, the Company recorded a realized loss of $516,264 and $328,167, respectively, on settled futures contracts, which is included in gain (loss) on securities available for sale transactions, net.  During the three and nine months ended September 30, 2006, the Company recorded a realized loss of $137,261 and a realized gain of $165,484, respectively, on settled futures contracts.

The Company has three interest rate swap agreements which effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three and nine months ended September 30, 2007 amounted to ($264,856) and ($216,882), respectively, and has been recorded as an increase to interest expense.  The change in the fair value of these agreements for the three and nine months ended September 30, 2006 amounted to ($324,609) and $28,841, respectively.   The fair value of these agreements at September 30, 2007 and December 31, 2006 amounted to assets of $186,548 and $403,430, respectively, which have been included in notes and other receivables, net.

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

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 17, 2007, the Company paid $2,653,583 of which $407,341 was reinvested, as a dividend of $.25 per share to shareholders of record as of August 15, 2007.  Total dividends paid for the nine months ended September 30, 2007 amounted to $7,872,338, of which $1,290,611 was reinvested.  On October 2, 2007, the Company declared a dividend of $.25 per share to be paid on December 17, 2007 to shareholders of record November 15, 2007.

During the nine months ended September 30, 2007, the Company received, including dividends reinvested, a total of $4,453,580 from the Dividend Reinvestment and Stock Purchase Plan.  There were 323,136 new shares issued under the Plan.

NOTE 7 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2007 and 2006 for interest was $2,643,885 and $2,552,406, respectively.  Interest cost capitalized to Land Development was $243,940 and $141,900 for the nine months ended September 30, 2007 and 2006, respectively.  The change in fair value of the interest rate swap agreements amounted to ($216,882) and $28,841 for the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007 and 2006, the Company had dividend reinvestments of $1,290,611 and $1,345,167, respectively, which required no cash transfers.

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

The Company also holds a portfolio of securities of other REITs and home manufacturers with a balance of $22,861,855 at September 30, 2007.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At September 30, 2007, the Company’s portfolio consisted of 13% preferred stocks, 61% common stocks and 26% debentures.  The securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

Total revenues increased by approximately 1% for the quarter and nine months ended September 30, 2007 as compared to the quarter and nine months ended September 30, 2006.  This was primarily due to an increase in rental and related income, partially offset by a decrease in sales of manufactured homes.  There was also a 41% increase in the loss on securities available for sale transactions for the quarter, primarily due to the loss on settled and open futures contracts.  Sales of manufactured homes decreased by approximately 5% for the quarter ended September 30, 2007 and by approximately 6% for the nine months as compared to the quarter and nine months ended September 30, 2006.  Sales in 2006 included sales into our expansions at Fairview Manor and Highland Estates, which sold out during 2006.

Total expenses increased by approximately 2% for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006.  This was primarily due to an increase in interest expense, partially offset by a decrease in selling expenses.  Total expenses increased by approximately 4% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  This was primarily due to an increase in community operating expenses and interest expense, partially offset by a decrease in selling expenses.  The fluctuations in interest expense were primarily due to the change in fair value of the Company’s interest rate swaps.

Net income decreased by approximately 60% and 21% for the quarter and nine months, respectively, ended September 30, 2007 as compared to the quarter and nine months ended September 30, 2006.  Over the past five years, occupancy at our communities has declined from approximately 90% in 2000 to approximately 82% in 2006.  Management believes that the availability of liberal terms on loans on conventional housing created a difficult competitive market for land leased manufactured home communities.  During 2007, we have experienced a slight increase in occupancy of 69 sites or approximately 1%.

See PART I, Item 1 – Business in the Company’s 2006 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

CHANGES IN RESULTS OF OPERATIONS

Rental and related income increased from $5,795,685 for the quarter ended September 30, 2006 to $6,055,129 for the quarter ended September 30, 2007.  Rental and related income increased from $17,321,774 for the nine months ended September 30, 2006 to $17,808,024 for the nine months ended September 30, 2007.  This was primarily due to the expansion of existing communities in 2006, the acquisition of a new community during 2006 and rental increases to residents. The Company has been raising rental rates by approximately 3% to 4% annually.

Interest and dividend income increased from $644,229 for the quarter ended September 30, 2006 to $724,811 for the quarter ended September 30, 2007.  Interest and dividend income increased from $2,245,155 for the nine months ended September 30, 2006 to $2,289,612 for the nine months ended September 30, 2007.  This was primarily due to an increase in interest income from notes and other receivables.

(Loss) gain on securities available for sale transactions, net for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months		Nine months
	2007	2006	2007	2006

(Loss) gain on sale of securities, net	($92,117)	($24,599)	$263,675	$314,865
Impairment loss	-0-	-0-	-0-	(823,249)
(Loss) gain on settled futures contracts	(516,264)	(137,261)	(328,167)	165,484
Gain (loss) on open futures contracts	149,767	(163,124)	102,657	(87,187)
(Loss) gain on securities available for sales transactions, net	($458,614)	($324,984)	$38,165	($430,087)

Loss on sale of securities, net increased by $67,518 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  Gain on sale of securities, net decreased by $51,190 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  This was due primarily to the Company’s decision to realize a portion of the unrealized gain in the securities portfolio existing during 2006.  During 2006, the Company also recognized a loss of $823,249 due to a write-down to the carrying value of securities available for sale which were considered other than temporarily impaired. Loss on settled futures contracts increased by $379,003 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  Loss on settled futures contracts increased by $493,651 from a gain of $165,484 for the nine months ended September 30, 2006 to a loss of $328,167 for the nine months ended September 30, 2007.  These changes were partially offset by the gain on open futures contracts for the three and nine months ended September 30, 2007 as compared to the loss on open futures contracts for the three and nine months ended September 30, 2006.  The Company invests in futures contracts of ten-year treasury notes to mitigate the exposure of interest rate fluctuations on the Company’s preferred equity and debt securities portfolio.

Community operating expenses remained relatively stable for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006.  Community operating expenses increased from $8,974,775 for the nine months ended September 30, 2006 to $9,573,986 for the nine months ended September 30, 2007.  This was primarily due to the new community purchased in 2006 and an increase in real estate taxes.  General and administrative expenses increased from $838,652 for the quarter ended September 30, 2006 to $904,927 for the quarter ended September 30, 2007.  General and administrative expenses increased from $2,493,169 for the nine months ended September 30, 2006 to $2,618,581 for the nine months ended September 30, 2007.  This was primarily due to an increase in personnel costs.  Interest expense increased from $1,117,060 for the quarter ended September 30, 2006 to $1,266,835 for the quarter ended September 30, 2007.  Interest expense increased from $2,381,665 for the nine months ended September 30, 2006 to $2,871,880 for the nine months ended September 30, 2007. This was primarily due to an increase in mortgages payable, interest rates and the change in fair value of the Company’s interest rate swaps.  The change in fair value of the interest rate swaps increased interest expense by approximately $265,000 and $217,000 for the quarter and nine months ended September 30, 2007, respectively.  The change in fair value of the interest rate swaps increased interest expense by approximately $325,000 for the quarter ended September 30,

2006 and decreased interest expense by approximately $29,000 for the nine months ended September 30, 2006.  Cash paid for interest during the quarter ended September 30, 2007 and 2006 amounted to $1,108,719 and $853,350, respectively.  Cash paid for interest during the nine months ended September 30, 2007 and 2006 amounted to $2,643,885 and $2,552,406, respectively.  Depreciation expense remained relatively stable for the quarter and nine months ended September 30, 2007 as compared to the quarter and nine months ended September 30, 2006.  Amortization of financing costs decreased from $62,370 for the quarter ended September 30, 2006 to $38,595 for the quarter ended September 30, 2007.  Amortization of financing costs decreased from $187,110 for the nine months ended September 30, 2006 to $135,293 for the nine months ended September 30, 2007.  This was primarily due to the expiration of our line of credit with PNC Bank.

Sales of manufactured homes amounted to $3,565,742 and $3,741,867 for the quarters ended September 30, 2007 and 2006, respectively.  Sales of manufactured homes amounted to $9,809,790 and $10,479,863 for the nine months ended September 30, 2007 and 2006, respectively.  Cost of sales of manufactured homes amounted to $3,026,775 and $2,947,594 for the quarters ended September 30, 2007 and 2006, respectively. Cost of sales of manufactured homes amounted to $8,105,230 and $8,087,309 for the nine months ended September 30, 2007 and 2006, respectively. Selling expenses amounted to $417,809 and $540,821 for the quarters ended September 30, 2007 and 2006, respectively.  Selling expenses amounted to $1,335,900 and $1,547,339 for the nine months ended September 30, 2007 and 2006, respectively.  Income from sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $121,158, or 3% of total sales, for the quarter ended September 30, 2007, as compared to $253,452, or 7% of total sales, for the quarter ended September 30, 2006.  Income from sales operations amounted to $368,660, or 4% of total sales, for the nine months ended September 30, 2007 as compared to $845,215, or 8% of total sales, for the nine months ended September 30, 2006.  This decrease was primarily due to a decrease in sales.  Sales in 2006 included sales into our expansions at Fairview Manor and Highland Estates, which sold out during 2006.  These sales had also generated a higher gross profit.  The Company believes that sales of new homes into the Company’s communities produce new rental revenue and upgrade the communities.

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

Net cash provided (used) by operating activities decreased from $3,238,705 for the nine months ended September 30, 2006 to ($69,659) for the nine months ended September 30,

2007.  This decrease was primarily due to an increase in inventory and notes and other receivables.  The Company received, including dividends reinvested of $1,290,611, new capital of $4,453,580    through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company sold $4,657,266, at cost, and purchased $9,959,797 of securities of other real estate investment trusts. Mortgages payable increased by $15,446,174 and loans payable increased by $875,852.  The Company obtained an $11,480,000 mortgage on Fairview Manor and a $10,439,000 mortgage loan on Highland Estates.  Proceeds from these mortgages were used to pay off the existing Fairview Manor and Laurel Woods mortgages, pay down our margin loans and lines of credit, and for other investing activities.  The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the three and nine months ended September 30, 2007 and 2006 is calculated as follows:

	Three Months		Nine months
	2007	2006	2007	2006

Net Income	$110,239	$276,075	$2,875,807	$3,634,549
Gain on Sales of Depreciable Assets	(23,236)	(40,767)	(89,760)	(100,398)
Depreciation Expense	919,751	861,183	2,695,723	2,544,541

FFO	$1,006,754	$1,096,491	$5,481,770	$6,078,692

The following are the cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2007 and 2006:

	2007	2006

Operating Activities	($69,659)	$3,238,705
Investing Activities	(13,583,091)	(4,050,502)
Financing Activities	12,817,683	(3,168,276)

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UMH PROPERTIES, INC.

DATE:

  November 2, 2007

By /s/ Samuel A. Landy

Samuel A. Landy

President

DATE:

   November 2, 2007

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer