Form 10-K
period 2007-12-31
UMH PROPERTIES, INC.
filed 2008-03-11
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

         Yes    X    No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2007 was $149,887,083.  Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2007 was $122,056,136.

The number of shares outstanding of issuer's common stock as of February 29, 2008 was 10,768,099 shares.

Documents Incorporated by Reference:

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

TABLE OF CONTENTS

PART I

3

Item 1 – Business

3

Item 1A – Risk Factors

5

Item 1B – Unresolved Staff Comments

10

Item 2 – Properties

10

Item 3 – Legal Proceedings

14

Item 4 – Submission of Matters To a Vote of Security Holders

14

PART II

15

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

15

Item 6 – Selected Financial Data

17

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

26

Item 8 – Financial Statements and Supplementary Data

27

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

28

Item 9A – Controls and Procedures

28

Item 9B – Other Information

30

PART III

31

Item 10 – Directors, Executive Officers and Corporate Governance

31

Item 11 – Executive Compensation

32

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

38

Item 13 – Certain Relationships and Related Transactions, and Director Independence

40

Item 14 – Principal Accounting Fees and Services

40

PART IV

42

Item 15 – Exhibits, Financial Statement Schedules

42

SIGNATURES

73

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

The Company owns and operates twenty-eight manufactured home communities containing approximately 6,800 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

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

Background

Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company’s stock, spun off to its shareholders in a registered distribution three shares of UMH Properties, Inc. for each share of Monmouth Capital Corporation.  The Company in 1984 and 1985 issued additional shares through rights offerings.  The Company has been in operation for forty years, the last twenty-two of which have been as a publicly-owned corporation.

Narrative Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents, and through its wholly-owned taxable REIT subsidiary, sells homes to residents and prospective residents of our communities.

A manufactured home community is designed to accommodate detached, single-family manufactured homes.  These manufactured homes are produced off-site by manufacturers and installed on sites within the community. These homes are often improved with the addition of features constructed on site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options.  Manufactured homes, once located, are rarely transported to another site; typically, a manufactured home remains on site and is sold by its owner to a subsequent occupant.  This transaction is commonly handled through a broker in the same manner that a more traditional single-family residence is sold.  Each owner of a manufactured home leases the site on which the home is located from the Company.

Manufactured homes are being accepted by the public as a viable and economically attractive alternative to common stick-built single-family housing.  The affordability of the modern manufactured home makes it a very attractive housing alternative.  Depending on the region of the country, construction cost per square foot for a new manufactured home averages anywhere from 10 to 45 percent less than a comparable site-built home, excluding the cost of land.  This is due to a number of factors, including volume purchase discounts and inventory control of construction materials and control of all aspects of the construction process, which is generally a more efficient and stream-lined process as compared to a site-built home.

Modern residential land lease communities are similar to typical residential subdivisions containing central entrances, paved well-lit streets, curbs and gutters.  The size of a modern manufactured home community is limited, as are other residential communities, by factors such as geography, topography, and funds available for development.  Generally, modern manufactured home communities contain buildings for recreation, green areas, and other common area facilities, which, as distinguished from resident owned manufactured homes, are the property of the community owner.  In addition to such general improvements, certain manufactured home communities include recreational improvements such as swimming pools, tennis courts and playgrounds.  Municipal water and sewer services are available to some manufactured home communities, while other communities supply these facilities on site.  Therefore, the owner of a home in our communities leases from us not only the site on which the home is located, but also the physical community framework, and acquires the right to utilize the community common areas and amenities.

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

The Company had operated as part of a group of three public companies (all REITs) which included Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC) (the affiliated companies).  On July 31, 2007, MREIC and MCC completed a strategic combination whereby a wholly-owned subsidiary of MREIC merged with and into MCC, and MCC survived as a wholly-owned subsidiary of MREIC.  The Company continues to operate in conjunction with MREIC.  MREIC invests in long-term net-leased industrial properties to investment grade tenants.  Prior to the merger of MREIC and MCC, some general and administrative expenses were allocated among the three affiliated companies based on use or services provided.  Allocations of salaries and benefits were made among the affiliated companies based on the amount of the employees’ time dedicated to each affiliated company.  Subsequent to the merger, shared expenses are allocated between the Company and MREIC.  The Company currently has approximately 100 employees.

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

The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.  The securities portfolio, to the extent not pledged to secure borrowing, provides the Company with liquidity and additional income.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At December 31, 2007 and 2006, the Company had $23,523,231 and $17,908,595, respectively, of securities available for sale.  Included in these securities are Preferred Stock and Debt securities of $2,423,588 and $6,000,000, respectively at December 31, 2007 and $6,524,750 and $6,000,000 respectively, at December 31, 2006.  The unrealized net (loss) gain on securities available for sale at December 31, 2007 and 2006 amounted to ($1,042,104) and $384,890, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.  The Company anticipates that renovation expenditures with respect to its present properties during 2008 will be consistent with 2007 expenditures, which amounted to approximately $2,500,000.  It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

On March 1, 2008, the Company had approximately 100 employees, including Officers.  During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

Item 1A – Risk Factors

Real Estate Industry and Competition Risks

The Company’s investments are subject to the risks generally associated with the ownership of real property, including the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative demand (and thus the relative price) of the Company’s real estate investments when compared to other investments, adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability of mortgage funds, costs and terms of mortgage funds, the financial conditions of residents and sellers of properties, changes in real estate tax rates and other operating expenses (including corrections of potential environmental issues as well as more stringent governmental regulations regarding the environment), governmental rules and fiscal policies including possible proposals for rent controls, as well as expenses resulting from acts of God, uninsured losses and other factors which are beyond the control of the Company.  The Company’s investments are primarily in rental properties and are subject to the risk or inability to attract or retain residents with a consequent decline in rental income as a result of adverse changes in local real estate markets or other factors.

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

Insurance Considerations

The Company generally maintains insurance policies related to its business, including casualty, general liability and other policies covering business operations, employees and assets.  However, the Company may be required to bear all losses that are not adequately covered by insurance.  In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war.  If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties.  Although management believes that the Company’s insurance programs are adequate, no assurance can be given that the Company will not incur losses in excess of its insurance coverage, or that the Company will be able to obtain insurance in the future at acceptable levels and reasonable cost.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company owns twenty-eight manufactured home communities containing approximately 6,800 sites.  The following is a brief description of the properties owned by the Company.  There is a long-term trend toward larger manufactured homes.  Manufactured home communities designed for older manufactured homes must be modified to accommodate modern wider and longer manufactured homes.  These changes may decrease the number of homes that may be accommodated in a manufactured home community.  The rents collectible from the land ultimately depend on the value of the home and land.  Therefore, fewer but more expensive homes can actually produce the same or greater rents.  For this reason, the number of sites operated by the Company is subject to change, and the number of sites listed is always an approximate number.

	Number of	Occupied Sites at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2007	December 31, 2007

Allentown	398	394	$331
4912 Raleigh-Millington Road
Memphis, TN 38128

Brookview Village	133	106	$370
Route 9N
Greenfield Center, NY 12833

Cedarcrest	283	282	$457
1976 North East Avenue
Vineland, NJ 08360

Cranberry Village	200	173	$427
201 North Court
Cranberry Township, PA 16066

Cross Keys Village	133	98	$292
Old Sixth Avenue Road, RD #1
Duncansville, PA 16635

D & R Village	240	218	$410
Route 146, RD 13
Clifton Park, NY 12065

Fairview Manor	317	317	$461
2110 Mays Landing Road
Millville, NJ 08332

Forest Park Village	252	191	$381
724 Slate Avenue
Cranberry Township, PA 16066

Heather Highlands	404	275	$283
109 S. Main Street
Pittston, PA 18640

Highland Estates	327	289	$456
60 Old Route 22
Kutztown, PA 19530

Kinnebrook	218	198	$430
201 Route 17B
Monticello, NY 12701

Lake Sherman Village	238	159	$331
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	218	164	$260
1943 St. Joseph Street
Cresson, PA 16630

	Number of	Occupied Sites at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2007	December 31, 2007

Memphis Mobile City	156	154	$299
3894 N. Thomas Street
Memphis, TN 38127

Oxford Village	224	223	$474
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village/Pine Manor	183	140	$394
147 Amy Drive
Carlisle, PA 17013

Pine Valley Estates	217	139	$290
700 Pine Valley Estates
Apollo, PA 15613

Port Royal Village	462	276	$312
400 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	231	200	$277
2066 Victory Road
Marion, OH 43302

Sandy Valley Estates	364	273	$330
801 First, Route #2
Magnolia, OH 44643

Somerset Estates/Whispering Pines	248	197	$215
1873 Husband Rd
Somerset, PA 15501

Southwind Village	250	250	$321
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	151	134	$252
7140-29 Selby Road
Athens, OH 45701

Waterfalls Village	202	171	$416
3450 Howard Road
Hamburg, NY 14075

Weatherly Estates	270	183	$352
271 Weatherly Drive
Lebanon, TN 37087

	Number of	Occupied Sites at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2007	December 31, 2007

Woodland Manor	149	72	$286
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	157	152	$575
Route 35
Eatontown, NJ 07724

Wood Valley	161	100	$280
1493 N. Whetstone River Road
Caledonia, OH 43314

The Company actively seeks to have older homes removed from the community and replaced by newer modern homes.  During 2007, the Company sold approximately 240 newer homes into our communities.  However, the total number of occupied sites only increased by 60 sites.  Approximately 180 homes left the communities for various reasons, including demolished as obsolete.  Overall occupancy declined from 82% at December 31, 2006 to 81% at December 31, 2007 primarily due to new expansion sites placed in service in the fourth quarter.  The ability of manufactured home communities to be renewed and upgraded is believed to be a positive factor.

Residents generally rent sites on a month-to-month basis.  Some residents have one-year leases.  Southwind Village and Woodlawn Village (both in New Jersey) are the only communities subject to local rent control laws.

In connection with the operation of its communities, the Company operates approximately 560 rental units.  These are homes owned by the Company and rented to residents.  The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies.  The rental homes produce income on both the home and for the site which might otherwise be non-income producing.  The Company sells the older rental homes when the opportunity arises.

The Company has approximately 1,200 sites in various stages of engineering/construction.  Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $116,000,000 (at original cost) in manufactured home properties.  These consist of 28 separate manufactured home communities and related equipment and improvements.  No one community constitutes more than 10% of the total assets of the Company.  Port Royal Village with 462 sites, Heather Highlands with 404 sites, Allentown with 398 sites, Sandy Valley Estates with 364 sites, Highland Estates with 327 sites, Fairview Manor with 317 sites, and Cedarcrest with 283 sites, are the larger properties.

Mortgages on Properties

The Company has mortgages on various properties.  The maturity dates of these mortgages range from the year 2008 to 2019.  Interest varies from fixed rates of 4.625% to 8.04% and variable rates of prime plus 1/2% to LIBOR plus 1.55% to 1.75%.  The aggregate balances of these mortgages total $61,749,700 at December 31, 2007.  (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Item 3 – Legal Proceedings

Legal proceedings are incorporated herein by reference and filed as Part IV, Item 15(a)(1)(vi), Note 12 of the Notes to Consolidated Financial Statements – Contingencies and Legal Matters.

Item 4 – Submission of Matters To a Vote of Security Holders

No matters were submitted during the fourth quarter of 2007 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares are traded on the American Stock Exchange (symbol UMH).  The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2007			2006
	HIGH	LOW	Distribution	HIGH	LOW	Distribution

First Quarter	$16.50	$14.30	$ .25	$16.00	$14.88	$ .245
Second Quarter	15.40	14.00	.25	15.31	14.55	.245
Third Quarter	14.31	11.26	.25	15.75	15.00	.245
Fourth Quarter	14.00	10.42	.25	16.20	15.03	.250
			$1.00			$.985

On March 3, 2008, the closing price of the Company’s stock was $11.16.

As of December 31, 2007, there were approximately 802 shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2007 and 2006, total distributions paid by the Company amounted to $10,543,602 or $1.00 per share ($.4903 taxed as ordinary income and $.5097 as a return of capital) and $9,957,831 or $.985 per share ($.6843 taxed as ordinary income, $.1097 taxed as a long-term capital gain and $.1910 as a return of capital), respectively.

It is the Company’s intention to continue distributing quarterly dividends.  On January 16, 2008, the Company declared a cash dividend of $.25 per share to be paid on March 17, 2008 to shareholders of record February 15, 2008.  Future dividend policy will depend on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

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

The following table summarizes information, as of December 31, 2007, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)

Equity Compensation Plans Approved by Security Holders	426,000	$15.10	1,100,188

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	426,000	$15.10	1,100,188

Comparative Stock Performance

The line graph compares the total return of the Company’s common stock for the last five years to the FTSE NAREIT ALL REIT Total Return Index published by the National Association of Real Estate Investment Trust (NAREIT) and to the S&P 500 Index for the same period.  The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices.  The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

DOLLARS
350
300
250
200
150
100
50
0
2002
2003
2004
2005
2006
2007
YEAR ENDED DECEMBER 31,
100
100
133
129
181
131
143
196
150
141
263
173
146
216
183
120
UMH PROPERTIES, INC.
FTSE NAREIT ALL REIT
S & P 500

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2007.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	December 31,
	2007	2006	2005	2004	2003

Operating Data:

Total Revenues	$38,840,701	$42,644,610	$39,339,573	$34,357,882	$33,790,503
Total Expenses	36,307,278	36,962,736	32,392,720	26,176,771	25,328,860
Gain on Sales of Investment
Property and Equipment	99,318	158,403	43,489	20,638	55,888
Net Income	2,632,741	5,840,277	6,990,342	8,201,749	8,517,531
Net Income Per Share -
Basic	.25	.58	.74	.95	1.08
Diluted	.25	.58	.74	.95	1.07
Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$2,766,606	$4,161,938	$3,034,698	$5,115,754	$4,420,150
Investing Activities	(21,089,748)	(2,591,532)	(13,415,488)	(2,398,003)	326,610
Financing Activities	18,540,091	(4,120,735)	6,161,334	2,812,190	(3,840,868)
Balance Sheet Data:

Total Assets	$136,503,463	$115,740,444	$114,782,535	$103,164,988	$94,310,212
Mortgages Payable	61,749,700	46,817,633	48,706,241	50,501,243	44,222,675
Shareholders’ Equity	53,995,133	57,640,419	54,839,324	48,804,743	38,575,404
Other Information:

Average Number of
Shares Outstanding	10,535,162	10,093,546	9,473,155	8,598,686	7,858,888
Funds from
Operations (1)	$6,191,659	$9,097,444	$10,300,749	$11,355,784	$11,370,712
Cash Dividends
Per Share	1.00	.985	.9775	.9450	.9050

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

The Company’s FFO is calculated as follows:

	2007	2006	2005	2004	2003

Net Income	$2,632,741	$5,840,277	$6,990,342	$8,201,749	$8,517,531
Gain on Sales of Depreciable Assets	(99,318)	(158,403)	(43,489)	(20,638)	(55,888)
Depreciation Expense	3,658,236	3,415,570	3,353,896	3,174,673	2,909,069

FFO	$6,191,659	$9,097,444	$10,300,749	$11,355,784	$11,370,712

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Statements contained in this Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements.  These forward-looking statements are not guaranteed.  They reflect the Company’s current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company’s operations, future results and prospects, and are subject to many uncertainties and factors, some of which are beyond our control, relating to the Company’s operations and business environment which could cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

Such factors include, but are not limited to, the following:  changes in the real estate market and general economic climate; increased competition in the geographic areas in which the Company owns and operates manufactured housing communities; changes in government laws and regulations affecting manufactured housing communities; the ability of the Company to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to the Company; the ability to maintain rental rates and occupancy levels; competitive market forces; changes in market rates of interest; our ability to repay debt financing obligations; our ability to comply with certain debt covenants; continued ability to access the debt or equity markets; the availability of other debt and equity financing alternatives; the loss of any member of our management team; our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant  disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected; changes in federal or state tax rules or regulations that could have adverse tax consequences; our ability to qualify as a real estate investment trust for federal income tax purposes; the ability of manufactured home buyers to obtain financing; the level of repossessions by manufactured home lenders; and those risks and uncertainties referenced under the heading "Risk Factors" contained in this Form 10-K and the Company's filings with the Securities and Exchange Commission.  You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur.  The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through, its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  The Company owns twenty-eight communities containing approximately 6,800 sites.

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

The Company also holds a portfolio of securities of other REITs and public companies in the manufactured housing sector with a fair value of $23,523,231 at December 31, 2007.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At December 31, 2007, the Company’s portfolio consisted of 12% preferred stocks, 63% common stocks and 25% debentures.  The Company’s weighted-average yield on the securities portfolio was approximately 8.4% at December 31, 2007.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain on securities transactions, net.  Total revenues decreased by approximately 9% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  This was primarily due to a decrease in sales of manufactured homes of approximately 20% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Sales in 2006 included sales into our expansions at Fairview Manor and Highland Estates, which sold out during 2006.  Additionally, the (loss) gain on securities transactions, net decreased from a gain of $266,847 for the year ended December 31, 2006 to a loss of $1,398,377 for the year ended December 31, 2007, or 624%.  This was due primarily to an increase in the loss on closed futures contracts and a decrease in gross realized gains on sales of securities.  Rental and related income increased approximately 4% for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily due to an increase in occupied sites, the acquisition of a new community during 2006 and rental increases to residents.

Total expenses decreased by approximately 2% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  This was primarily due to a decrease in cost of sales of manufactured homes and selling expenses, partially offset by an increase in community operating expenses, general and administrative expenses and interest expense.

Net income for the year ended December 31, 2007 decreased approximately 55% or $3,207,536 due primarily to a decrease in the gain on securities available for sales transactions of $1,665,224, a decrease in income from the sales operation of $517,968 and an increase in interest expense of $897,389 for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  Community operations have remained relatively stable.  Management is continuing to seek communities for acquisition, but the current acquisition environment is very competitive.

Over the past five years, occupancy at our communities has declined from approximately 90% in 2002 to approximately 81% in 2007.  Management believes that the availability of liberal lending terms on loans for conventional housing created a difficult competitive market for land-leased manufactured home communities.  During 2007, the total number of occupied sites increased by 60 sites.  Overall occupancy declined from 82% at December 31, 2006 to 81% at December 31, 2007 primarily due to new expansion sites placed in service in the fourth quarter.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

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

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  Held-to-maturity, trading and available-for-sale.  As of December 31, 2007 and 2006, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Other

Estimates are used when accounting for the allowance for doubtful accounts for our rents and loans receivable, potentially excess and obsolete inventory and contingent liabilities, among others.  These estimates are susceptible to change and actual results could differ from these estimates.  The effects of changes in these estimates are recognized in the period they are determined.

Results of Operations

2007 vs. 2006

Rental and related income increased from $23,186,485 for the year ended December 31, 2006 to $23,997,178 for the year ended December 31, 2007, or approximately 4%, primarily due to an increase in occupied sites, the acquisition of a new community during 2006 and rental increases to residents.  During 2007, the Company was able to obtain average rent increases of approximately 4%.

Occupancy as well as the ability to increase rental rates directly affects revenues.  The Company’s occupancy rate has decreased from 82% in 2006 to 81% in 2007.  This decline was the result of expansions sites placed in service in the fourth quarter.  The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and enhance shareholder value.  The Company has faced many challenges in filling vacant homesites.  Despite selling approximately 240 newer homes into our communities, we only had a net increase in occupancy of approximately 60 sites.  These homes left the communities for various reasons, including demolished as obsolete.   Relatively low interest rates have continued to make site-built housing more accessible.  Attractive apartment rental deals continue to hinder occupancy advances.

Sales of manufactured homes decreased from $15,799,748 for the year ended December 31, 2006 to $12,672,844 for the year ended December 31, 2007, or 20%.  Cost of sales of manufactured homes decreased from $12,433,851 for the year ended December 31, 2006 to $10,371,404 for the year ended December 31, 2007, or 17%.  Selling expenses decreased from $2,258,746 for the year ended December 31, 2006 to $1,712,257 for the year ended December 31, 2007, or 24%.  Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) decreased from $1,107,151 for the year ended December 31, 2005 to $589,183 for the year ended December 31, 2007, or 47%.  This decrease was primarily due to a decrease in sales.  Sales in 2006 included sales into our expansions at Fairview Manor and Highland Estates, which sold out during 2006.  These sales also commanded a higher gross profit percentage.  The gross profit percentage decreased from 21.3% for the year ended December 31, 2006 to 18.2% for the year ended December 31, 2007.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Interest and dividend income increased from $3,156,255 for the year ended December 31, 2006 to $3,357,524 for the year ended December 31, 2007, or 6%.   This was primarily as a result of an increase in interest income due to a higher balance of notes receivable.  This was partially offset by a decrease in dividend income during 2007.

(Loss) Gain on securities transactions, net consists of the following:

	2007	2006

Gross realized gains	$ 362,626	$ 1,029,759
Gross realized losses	(98,951)	(74,048)
Net (loss) gain on closed futures contracts	(704,509)	(29,443)
Unrealized gain (loss) on open futures contracts	40,781	163,828
Impairment loss	(998,324)	(823,249)

Total (Loss) Gain on Securities Transactions, net	($1,398,377)	$ 266,847

(Loss) Gain on securities transactions, net decreased from a gain of $266,847 for the year ended December 31, 2006 to a loss of $1,398,377 for the year ended December 31, 2007.  This was due primarily to an increase in the loss on closed futures contracts of $675,066 and to a decrease in gross realized gains of $667,133 as a result of the Company’s decision to realize a portion of the unrealized gain in the securities portfolio existing during 2006.  During 2007 and 2006, the Company also recognized a loss of $998,324 and $823,249, respectively, due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.

Community operating expenses increased from $12,274,363 for the year ended December 31, 2006 to $12,633,042 for the year ended December 31, 2007, or 3%.  This was primarily as a result of the acquisition of a new community in 2006.

General and administrative expenses increased from $3,068,275 for the year ended December 31, 2006 to $3,583,594 for the year ended December 31, 2007, or 17%.  This was primarily as a result of an increase in personnel costs and franchise taxes.  The Company is continuing to expand its operations.  Total assets have increased from approximately $94,000,000 as of December 31, 2003 to approximately $137,000,000 as of December 31, 2007.

Interest expense increased from $3,273,720 for the year ended December 31, 2006 to $4,171,109 for the year ended December 31, 2007, or 27%.  This was primarily as a result of an increase in mortgages payable and the change in fair value of the Company’s interest rate swaps.  The change in fair value of the Company’s interest rate swaps increased interest expense by approximately $467,000 in 2007 and $68,000 in 2006.  Additionally, there was an increase in the average balance of our loans payable.  The average balance of our loans payable amounted to approximately $12,600,000 and $7,900,000 in 2007 and 2006, respectively.  Interest capitalized on construction in progress amounted to $378,030 and $225,800 for 2007 and 2006, respectively.

Depreciation expense increased from $3,415,570 for the year ended December 31, 2006 to $3,658,236 for the year ended December 31, 2007, or 7%, primarily as a result of the acquisition of the new community in 2006 and expansions placed in service in 2006 and 2007.

Amortization of financing costs decreased from $238,211 for the year ended December 31, 2006 to $177,636 for the year ended December 31, 2007.  This was primarily due to the expiration of our line of credit with PNC Bank.

Gain on sale of investment property and equipment decreased from $158,403 for the year ended December 31, 2006 to $99,318 for the year ended December 31, 2007, or 37%.  This was primarily as a result of the sale of older rental units to existing residents during 2006.

2006 vs. 2005

Rental and related income increased from $22,280,917 for the year ended December 31, 2005 to $23,186,485 for the year ended December 31, 2007, or 4%, primarily due to the expansion of existing communities in 2005, the acquisition of a new community during 2006 and rental increases to residents. During 2006, the Company was able to obtain an average rent increase of approximately 4%.

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

Gains on securities transactions, net consist of the following:

	2006	2005

Gross realized gains	$ 1,029,759	$ 1,187,658
Gross realized losses	(74,048)	-0-
Net gain (loss) on closed futures contracts	(29,443)	95,801
Unrealized (loss) gain on open futures contracts	163,828	(50,625)
Impairment loss	(823,249)	-0-

Total Gain on Securities Transactions, net	$ 266,847	$ 1,232,834

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable	$61,749,700	$10,708,593	$17,059,621	$6,220,513	$27,760,973
Operating Lease Obligations	420,000	180,000	240,000	-0-	-0-
Retirement Benefits	802,050	65,000	115,000	100,000	522,050
Total	$62,971,750	$10,953,593	$17,414,621	$6,320,513	$28,283,023

Mortgages payable represents the principal amounts outstanding based on scheduled payments.  The interest rates on these mortgages vary from fixed rates ranging from 4.625% to 8.04% and variable rates of prime plus ½% to LIBOR plus 1.55% to 1.75%.  The above table does not include the Company’s obligation under short-term borrowings including its lines of credit and margin loan as described in Note 5 of the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity decreased from $57,640,419 as of December 31, 2006 to $53,995,133 at December 31, 2007, principally due to distributions to shareholders in excess of net income and to a decrease in unrealized gains on securities available for sale.  This was partially offset by proceeds from the dividend reinvestment and stock purchase plan (DRIP).

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

Management does not see an indication that material factors are present that may negatively impact cash flows.  The Company is not aware of adverse trends, demands, commitments, events or uncertainties that are reasonably likely to have an impact on the Company’s liquidity.  At December 31, 2007, the Company owns securities available for sale of $23,523,231, subject to margin and term loans totaling $8,030,942.  At December 31, 2007, the Company owns twenty-eight communities of which 12 are unencumbered.  The Company also has a $5,000,000 line of credit, of which $3,000,000 was utilized at December 31, 2007.  These marketable securities, non-mortgaged properties and line of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties and sell marketable securities will provide sufficient funds to adequately meet its obligations over the next several years.

Net cash provided by operating activities amounted to $2,766,606, $4,161,938 and $3,034,698 for the years ended December 31, 2007, 2006 and 2005, respectively.  Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory of manufactured homes, loans to customers for the sales of manufactured homes, purchases of manufactured home communities and expansion of existing communities.  The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing.  The dividend payments were primarily made from cash flow from operations.  The decrease in 2007 as compared to 2006 was primarily due to a decrease in net income, an increase in inventory of manufactured homes, and an increase in notes and other receivables due to the financing manufactured home sales.

The increase in 2006 as compared to 2005 was primarily due to a smaller increase in inventory.

Net cash used by investing activities amounted to $21,089,748, $2,591,532 and $13,415,488 for the years ended December 31, 2007, 2006 and 2005, respectively.  Net cash provided (used) by financing activities amounted to $18,540,091, ($4,120,735) and $6,161,334 for the years ended December 31, 2007, 2006 and 2005, respectively.  In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements and expansion programs, purchase of manufactured homes for rent, purchases of securities, scheduled mortgage amortization and dividend distributions.

During 2006, the Company purchased a manufactured home community in Lebanon, Tennessee for a total purchase price of approximately $5,200,000.

The Company invests in debt and equity securities of other REITs for liquidity and additional income.  During 2007, the Company’s securities portfolio increased by approximately $5,600,000 primarily due to purchases of approximately $12,700,000, partially offset by sales of approximately $5,700,000 and a decrease in the unrealized gain of approximately $1,400,000.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  At December 31, 2007, $5,530,942 was outstanding on the margin loan.  Additionally, the Company also has a $2,500,000 loan with Two River Community Bank collateralized by the $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures.

The Company owns approximately 560 rental units.  Once these homes reach 10 years old, the Company generally sells them.  The Company estimates that in 2008 it will purchase approximately 50 manufactured homes to replace these homes for a total cost of approximately $1,500,000.  Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service.  Excluding expansions and rental home purchases, the Company is budgeting approximately $1,000,000 in capital improvements for 2008.

The Company’s only significant commitments and contractual obligations relate to its mortgages payable, retirement benefits and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan), in which participants can purchase stock from the Company at a price at approximately 95% of market.  During 2007, amounts received, including dividends reinvested of $1,840,527, amounted to $5,306,062.  During 2007, the Company paid $10,543,602, including dividends reinvested. The success of the Plan resulted in a substantial improvement in the Company’s liquidity and capital resources in 2007.

During the year ended December 31, 2007, two employees exercised their stock options and purchased 18,812 shares for a total of $254,121.  During the year ended December 31, 2006, six employees exercised their stock options and purchased 38,000 shares for a total of $407,613.  During the year ended December 31, 2005, seven employees exercised their stock options and purchased 138,000 shares for a total of $1,266,913.

The Company has undeveloped land which it could develop over the next several years. The Company is also exploring the utilization of vacant land for town houses.  The Company continues to analyze the highest and best use of its vacant land, and uses it accordingly.

As of December 31, 2007, the Company had total assets of $136,503,463 and liabilities of $82,508,330.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

        In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), SFAS 157 defines fair value, established a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.  SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice.   The requirements of SFAS 157 are first effective for our fiscal year beginning January 1, 2008.  However, in February 2008 the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities and we are currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also established presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We do not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

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

The following table sets forth information as of December 31, 2007, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2008	$ 4,438,074	4.625%	$4,782,606	$9,220,680
2009	2,825,496	4.750%	13,334,033	16,159,529
2010	-0-	-0-	-0-	-0-
2011	5,112,246	6.360%	-0-	5,112,246
2012	5,053,403	7.360%	-0-	5,053,403
Thereafter	23,397,590	6.117%	2,806,252	26,203,842
Total	$40,826,809		$20,922,891	$61,749,700
Estimated Fair Value	$41,428,086		$20,922,891	$62,350,977

The Company’s variable rate long-term debt consists of four mortgage loans with interest rates ranging from prime plus ½% to LIBOR plus 1.55% to 1.75%.  To minimize the variability that changes in interest rates could have on its future cash flows, the Company has entered into three separate interest rate swap agreements.  The interest rate swap agreements have the effect of fixing interest rates relative to specific mortgage loans totaling approximately $18,100,000.  The effective fixed interest rates on these loans range from 5.17% to 5.82%.

The Company's remaining variable rate debt totals $2,800,000 as of December 31, 2007 which bears interest at prime plus ½%.  If prime increased or decreased by 1%, the Company believes its interest expense would have increased or decreased by approximately $28,000, based on the balance of long-term debt outstanding at December 31, 2007.

The Company also has approximately $14,500,000 in variable rate debt due on demand.  This debt primarily consists of $5,500,000 margin loans secured by marketable securities, a $6,000,000 inventory financing loan and $3,000,000 outstanding on our line of credit.  The interest rates on these loans range from 6% to 10.5% at December 31, 2007.  The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2007.

The Company also invests in both debt and equity securities of other REITs and is primarily exposed to equity price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.   The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and to mitigate the risk of rolling over fixed rate debt at higher interest rates upon maturity.  These contracts are marked to market with changes in market recognized in income.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2007	March 31	June 30	September 30	December 31

Total Revenues	$8,800,346	$11,351,020	$9,971,274	$8,718,061
Total Expenses	7,995,017	9,457,305	9,884,271	8,970,685
Net Income (1)	837,241	1,928,327	110,239	(243,066)
Net Income per Share – Basic	.08	.18	.01	(.02)
Diluted	.08	.18	.01	(.02)

2006	March 31	June 30	September 30	December 31

Total Revenues	$9,512,201	$10,343,852	$9,894,006	$12,894,551
Total Expenses	7,388,513	9,168,697	9,658,698	10,746,828
Net Income (1)	2,140,525	1,217,949	276,075	2,205,728
Net Income per Share – Basic	.22	.12	.03	.22
Diluted	.22	.12	.03	.22

(1)

Fluctuations are primarily due to changes in the fair value of interest rate swaps and Gain on Securities Transactions, net.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2007.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Reznick Group, P.C., the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(b)

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of UMH Properties, Inc.

We have audited UMH Properties, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’  equity and comprehensive income, and cash flows of UMH Properties, Inc., and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ Reznick Group, P.C.

Baltimore, Maryland

March 10, 2008

(c)    Changes in Internal Control Over Financial Reporting

There have been no changes to internal control over financial reporting during the Company’s fourth fiscal quarter.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The following are the Directors and Executive Officers of the Company as of December 31, 2007.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	49	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Chief Financial Officer (1991 to present) and Director (1993 to 2004, and 2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1995

Eugene W. Landy	74	Chairman of the Board (1995 to present), President (1969 to 1995) and Director. Attorney at Law; President, Chief Executive Officer and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1969

Michael P. Landy	45

Vice President - Investments.  Executive Vice President – Investments (2001 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; President (1998 to 2001) of Siam Records, LLC.

			N/A

Samuel A. Landy	47	President (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1992

James E. Mitchell	67	Independent Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present).	2001

Richard H. Molke	81	Independent Director. General Partner of Molke Family Limited Partnership (1994 to present).	1986

Eugene Rothenberg	75	Independent Director. Retired physician; Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1977

Stephen B. Wolgin	53	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; Principal of the Wolgin Group (2000-2003); prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis;.	2007

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are James E. Mitchell (Chairman), Richard H. Molke, Eugene Rothenberg and Stephen B. Wolgin.  The Company’s Board of Directors has determined that James E. Mitchell and Stephen B. Wolgin are financial experts and are independent.

Delinquent Filers

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics (the Code of Ethics).  The Code of Ethics can be found at the Company’s website at www.umh.com.   In addition, the Code of Ethics was filed with the Securities Exchange Commission on March 11, 2004 with the Company’s December 31, 2003 Form 10-K.  The Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

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

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2007, as well as the other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the "named executive officers."

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

        The Compensation Committee believes that each of the above factors is important when determining compensation levels for named executive officers.  The Committee reviews and approves the employment contracts for the Chairman of the Board and the President, including performance goals and objectives.  The Committee annually evaluates performance of these executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative shareholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to named executive officers in prior years. To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

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

Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company's long-term success, the Committee has determined that the base salaries of named executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the named executive officers' performance and tenure and the Company's performance relative to its peer companies within the REIT sector.

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the president is entitled to receive annual cash bonuses for each calendar year during the term of the agreement, based on the achievement of certain performance goals set by the Committee.

In addition to its determination of the executive's individual performance levels for 2007, the Committee also compared the executive's total compensation for 2007 to that of similarly-situated personnel in the REIT industry.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2007, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

In addition, the named executive officers' employment agreements each contain provisions relating to change in control events and severance upon termination for events other than without cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment Contracts” provided below in Item 11 of this report.

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year.  Mr. Eugene Landy also received $18,801 in director’s fees and fringe benefits.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President, including funds from operations.  Mr. Samuel Landy is under an employment agreement with the Company.  His base compensation under this contract is $363,739 for 2007.  Mr. Samuel Landy also received bonuses totaling $42,239 and $22,600 in director’s fees and fringe benefits.  These bonuses were primarily based upon his meeting certain performance goals as outlined in his employment agreement.

Ms. Chew is under an employment agreement with the Company.  Her base compensation under this contract is $236,389 for 2007.  Ms. Chew also received bonuses totaling $22,092 and $25,070 in director’s fees and fringe benefits.  These bonuses were based on performance, recommended by the president and approved by the Committee.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

James E. Mitchell

Richard H. Molke

Eugene Rothenberg

Stephen B. Wolgin

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2007, 2006 and 2005 to the Chairman of the Board, President and Vice President.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus	Option Awards (5)	All Other Compen-sation	Total

Eugene W. Landy	2007	$175,000	$ -0-	$ -0-	$18,801 (1)	$193,801
Chairman of the	2006	175,000	-0-	-0-	36,300 (2)	211,300
Board	2005	175,000	-0-	-0-	36,931 (2)	211,931

Samuel A. Landy	2007	363,739	42,239	67,876	22,600 (3)	496,454
President	2006	346,418	63,513	69,318	25,600 (3)	504,849
	2005	329,922	60,689	69,208	24,465 (3)	484,284

Anna T. Chew (4)	2007	236,389	22,092	12,600	25,070 (3)	296,151
Vice President	2006	225,133	23,659	15,000	25,969 (3)	289,761
	2005	214,412	20,247	12,600	25,470 (3)	272,729

(1)

Represents Director’s fees of $16,000 and fringe benefits.

(2)

Represents Director’s fees of $16,000, legal fees and fringe benefits.

(3)

Represents Director’s fees of $16,000, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)

Approximately 25% of her compensation is billed to Monmouth Real Estate Investment Corporation and, prior to the merger, Monmouth Capital Corporation, related companies.

(5)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model for 2007, 2006 and 2005, respectively: expected volatility of 18.09%, 18.50% and 19.04%; risk-free interest rate of 4.79%, 4.63% and 4.01%; dividend yield of 6.54, 6.33% and 6.35%; and expected life of the options of eight years. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(6)

Michael P. Landy, the Company’s Vice President – Investments, is paid by Monmouth Real Estate Investment Corporation, a related company.  Approximately $55,000 of his compensation cost is charged to the Company by Monmouth Real Estate Investment Corporation.

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

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 2007:

Name	Grant Date	Number of Shares Underlying Options (1)	Exercise Price of Option Award

Samuel A. Landy	01/03/07	5,800	$17.06
Samuel A. Landy	01/03/07	44,200	15.51
Anna T. Chew	07/19/07	10,000	14.21

(1)

These options expire 8 years from grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2007:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable	Option Exercise Price	Option Expiration Date

Samuel A. Landy	25,000		12.95	01/04/10
Samuel A. Landy	25,000		16.92	08/18/11
Samuel A. Landy	25,000		18.62	01/16/12
Samuel A. Landy	6,400		17.19	02/01/13
Samuel A. Landy	43,600		15.62	02/01/13
Samuel A. Landy	5,800		17.21	01/09/14
Samuel A. Landy	44,200		15.62	01/09/14
Samuel A. Landy		5,800	17.06	01/03/07
Samuel A. Landy		44,200	15.51	01/03/07

Anna T. Chew	10,000		15.00	08/25/11
Anna T. Chew	10,000		13.05	07/06/12
Anna T. Chew	10,000		15.05	07/18/13
Anna T. Chew	10,000		15.15	07/21/14
Anna T. Chew		10,000	14.21	07/19/07

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

DIRECTOR COMPENSATION

The Directors receive a fee of $1,500 for each Board meeting attended, and an additional fixed annual fee of $10,000, payable $2,500 quarterly.   Directors appointed to house committees receive $150 for each meeting attended.  Those specific committees are Compensation Committee, Audit Committee and Nominating Committee.

The following table sets forth a summary of director compensation for the fiscal year ended December 31, 2007:

	Fees Earned or Paid in Cash
Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Total

Ernest Bencivenga (1)	$10,000	$6,000	$-0-	$16,000
Anna T. Chew	10,000	6,000	-0-	16,000
Charles Kaempffer (1)	10,000	6,000	600	16,600
Eugene W. Landy	10,000	6,000	-0-	16,000
Samuel A. Landy	10,000	6,000	-0-	16,000
James E. Mitchell (2)	10,000	6,000	900	16,900
Richard H. Molke (2)	10,000	6,000	900	16,900
Eugene Rothenberg (2)	10,000	6,000	900	16,900
Robert G. Sampson (1) (3)	10,000	3,000	150	13,150
Stephen B. Wolgin (2)	5,000	3,000	300	8,300

Total	$95,000	$54,000	$3,750	$152,750

(1)

Emeritus directors are retired directors who are not entitled to vote on board resolutions; however they receive directors’ fees for participation in the board meetings.

(2)

Mr. Mitchell, Mr. Molke, Mr. Rothenberg and Mr. Wolgin are members of the audit committee, the compensation committee and the nominating committee.  The Board has determined that Mr. Mitchell and Mr. Wolgin are considered an “audit committee financial expert” within the meaning of the rules of the SEC and are “financially sophisticated” within the meaning of the listing requirements of the American Stock Exchange.

(3)

Mr. Sampson, a long-time Director of the Company, has retired and did not stand for re-election.  He has served the Company with distinction.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks and no member of the compensation committee has served as an officer or employee of the Company or any of its subsidiaries at any time.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2007 by:

-

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

-

the Company’s directors;

-

the Company’s executive officers; and

-

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2007 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Anna T. Chew	143,977(3)	1.33%
Eugene W. Landy	1,056,637(4)	9.83%
Samuel A. Landy	515,988(5)	4.26%
Michael P. Landy	162,322(6)	1.51%
James E. Mitchell	170,837(7)	1.59%
Richard H. Molke	109,656(8)	1.02%
Eugene D. Rothenberg	82,822(9)	*
Stephen B. Wolgin	5,337(10)	*
Directors and Officers as a Group * Less than 1%	2,197,576	20.04%

___________________________

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on December 31, 2007 which was 10,752,775 Shares.

(3)

Includes (a) 103,977 shares owned jointly with Ms. Chew’s husband, (b) 7,600 shares held in Ms. Chew’s 401(k) Plan, and (c) 40,000 shares issuable upon exercise of stock options.   Excludes 10,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until July 16, 2008.

 (4)

Includes (a) 109,738 shares owned by Mr. Landy’s wife, (b) 172,608 shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 73,213 shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote, (e) 50,000 shares held in the Eugene W. Landy Charitable Lead Annuity Trust, a charitable trust for which Mr. Landy has power to vote, and (f) 75,000 shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote.

(5)

Includes (a) 30,864 shares owned jointly with Mr. Landy’s wife, (b) 37,297 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 6,221 shares in the Samuel Landy Limited Partnership, (d) 12,919 shares held in Mr. Landy’s 401(k) Plan, and (e) 225,000 shares issuable upon exercise of stock options.    Excludes 50,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until January 8, 2009.

(6)

Includes (a) 6,785 shares owned by Mr. Landy’s wife, (b) and 28,939 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.  Excludes 10,000 shares issuable upon exercise of  a stock option, which stock option is not exercisable until July 16, 2008.

(7)

Includes 135,869 shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.

(8)

Includes 50,563 shares owned by Mr. Molke’s wife.

  (9)

Includes 56,878 shares held by Rothenberg Investments, Ltd. in which Dr. Rothenberg has a beneficial interest.

  (10)

Includes shares in custodial accounts for Mr. Wolgin’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 15(a)(1)(vi), Note 8 of the Notes to Consolidated Financial Statements – Related Party Transactions.

See identification of independent directors under Item 10 and committee members under Item 11.

The Board of Directors approves all related party transactions.

Item 14 – Principal Accounting Fees and Services

KPMG LLP (KPMG) served as the Company’s independent registered public accountants for the first quarter of fiscal 2005.  The following are the fees billed by KPMG in connection with services rendered:

	2007	2006

Audit Fees	$-0-	$-0-
Audit Related Fees	10,000	17,500
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$10,000	$17,500

Audit related fees include charges for issuing consents in connection with the filing of the Company’s Annual Report on Form 10-K and the filing of a registration statement for the Company’s Dividend Reinvestment and Stock Purchase Plan.

Reznick Group (Reznick) served as the Company’s independent registered public accountants for the years ended December 31, 2007 and 2006.  The following are fees billed by and accrued to Reznick in connection with services rendered:

	2007	2006

Audit Fees	$130,000	$116,000
Audit Related Fees	-0-	-0-
Tax Fees	45,000	44,000
All Other Fees	-0-	-0-
Total Fees	$175,000	$160,000

Audit fees include professional services rendered for the audit of the Company’s annual financial statements, management’s assessment of internal controls, and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit related fees include services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.

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

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining Reznick’s independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) (1)	The following Financial Statements are filed as part of this report.
		Page(s)

(i) (a)	Report of Independent Registered Public Accounting Firm	44

(ii)	Consolidated Balance Sheets as of December 31, 2007 and 2006	45

(iii)	Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005	46

(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	47-48

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	49

(vi)	Notes to Consolidated Financial Statements	50-68

(a) (2)	The following Financial Statement Schedule for the years ended December 31, 2007, 2006 and 2005 is filed as part of this report

(i)	Schedule III – Real Estate and Accumulated Depreciation	69-72

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

Exhibit No.	Description

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

(10.7)  Employment contract with Ms. Anna T. Chew effective January 1, 2006 (incorporated by reference from the Company’s 2006 Form 10-K as filed with the Securities and Exchange Commission on March 13, 2007, Registration No. 001-12690).

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

(23)	Consent of Reznick Group.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Audit Committee Charter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of UMH Properties, Inc.

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007.  Our audits also included the financial statement schedule of real estate and accumulated depreciation.  UMH Properties, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UMH Properties, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UMH Properties, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ Reznick Group, P.C.

Baltimore, Maryland
March 10, 2008

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

- ASSETS -	2007	2006

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	84,949,200	77,302,816
Buildings and Improvements	3,924,696	3,747,108
Rental Homes and Accessories	14,206,317	10,788,686
Total Investment Property	116,380,827	105,139,224
Equipment and Vehicles	7,320,666	7,017,268
Total Investment Property and Equipment	123,701,493	112,156,492
Accumulated Depreciation	(49,449,373)	(46,430,040)
Net Investment Property and Equipment	74,252,120	65,726,452

OTHER ASSETS
Cash and Cash Equivalents	2,221,976	2,005,027
Securities Available for Sale	23,523,231	17,908,595
Inventory of Manufactured Homes	10,853,824	8,970,367
Notes and Other Receivables, net	20,756,996	16,836,228
Unamortized Financing Costs	541,360	390,792
Prepaid Expenses	574,759	688,941
Land Development Costs	3,779,197	3,214,042
Total Other Assets	62,251,343	50,013,992

TOTAL ASSETS	$136,503,463	$115,740,444

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 61,749,700	$ 46,817,633
OTHER LIABILITIES
Accounts Payable	613,339	927,734
Loans Payable	17,022,753	8,103,106
Accrued Liabilities and Deposits	2,590,338	1,769,774
Tenant Security Deposits	532,200	481,778
Total Other Liabilities	20,758,630	11,282,392
Total Liabilities	82,508,330	58,100,025

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 10,737,206 and 10,318,940 shares issued and outstanding as of December 31, 2007 and 2006, respectively	1,073,721	1,031,894
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	54,631,309	56,891,428
Accumulated Other Comprehensive Income	(1,042,104)	384,890
Undistributed Income	(667,793)	(667,793)
Total Shareholders’ Equity	53,995,133	57,640,419

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$136,503,463	$115,740,444

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	2007	2006	2005

REVENUES:

Rental and Related Income	$ 23,997,178	$ 23,186,485	$ 22,280,917
Sales of Manufactured Homes	12,672,844	15,799,748	12,436,980
Interest and Dividend Income	3,357,524	3,156,255	3,224,679
(Loss) Gain on Securities Transactions, net	(1,398,377)	266,847	1,232,834
Other Income	211,532	235,275	164,163

Total Revenues	38,840,701	42,644,610	39,339,573

EXPENSES:
Community Operating Expenses	12,633,042	12,274,363	11,773,859
Cost of Sales of Manufactured Homes	10,371,404	12,433,851	9,963,689
Selling Expenses	1,712,257	2,258,746	1,894,274
General and Administrative	3,583,594	3,068,275	2,943,797
Interest Expense	4,171,109	3,273,720	2,200,765
Depreciation Expense	3,658,236	3,415,570	3,353,896
Amortization of Financing Costs	177,636	238,211	262,440

Total Expenses	36,307,278	36,962,736	32,392,720

Income Before Gain on Sales of Investment Property and Equipment	2,533,423	5,681,874	6,946,853
Gain on Sales of Investment Property and Equipment	99,318	158,403	43,489

Net Income	$ 2,632,741	$ 5,840,277	$ 6,990,342

Net Income Per Share -
Basic	$ .25	$ .58	$ .74
Diluted	$ .25	$ .58	$ .74

Weighted Average Shares
Outstanding:
Basic	10,535,162	10,093,546	9,473,155
Diluted	10,539,269	10,110,567	9,504,449

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

				Accumulated
			Additional	Other
	Common Stock Issued		Paid-In	Comprehensive
	Number	Amount	Capital	Income

Balance December 31, 2004	9,261,080	$926,108	$45,962,116	$3,142,945

Common Stock Issued with the DRIP*	407,859	40,786	7,136,986	-0-
Common Stock Issued through the Exercise of Stock Options	138,000	13,800	1,253,113	-0-
Distributions	-0-	-0-	(844,941)	-0-
Stock Compensation Expense	-0-	-0-	102,580	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(2,226,376)

Balance December 31, 2005	9,806,939	980,694	53,609,854	916,569

Common Stock Issued with the DRIP*	474,001	47,400	6,865,030	-0-
Common Stock Issued through the Exercise of Stock Options	38,000	3,800	403,813	-0-
Distributions	-0-	-0-	(4,117,554)	-0-
Stock Compensation Expense	-0-	-0-	130,285	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(531,679)

Balance December 31, 2006	10,318,940	1,031,894	56,891,428	384,890

Common Stock Issued with the DRIP*	399,454	39,946	5,266,116	-0-
Common Stock Issued through the Exercise of Stock Options	18,812	1,881	252,240	-0-
Distributions	-0-	-0-	(7,910,861)	-0-
Stock Compensation Expense	-0-	-0-	132,386	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(1,426,994)

Balance December 31, 2007	10,737,206	$1,073,721	$54,631,309	($1,042,104)

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	Undistributed
	Income
	(Accumulated	Treasury	Comprehensive
	Deficit)	Stock	Income

Balance December 31, 2004	$784,073	($2,010,499)

Common Stock Issued with the DRIP*	-0-	2,010,499
Common Stock Issued through the Exercise of Stock Options	-0-	-0-
Distributions	(8,442,208)	-0-
Stock Compensation Expense	-0-	-0-
Net Income	6,990,342	-0-	$6,990,342
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	(2,226,376)

Balance December 31, 2005	(667,793)	-0-	$4,763,966

Common Stock Issued with the DRIP*	-0-	-0-
Common Stock Issued through the Exercise of Stock Options	-0-	-0-
Distributions	(5,840,277)	-0-
Stock Compensation Expense	-0-	-0-
Net Income	5,840,277	-0-	$5,840,277
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	(531,679)

Balance December 31, 2006	(667,793)	-0-	$5,308,598

Common Stock Issued with the DRIP*	-0-	-0-
Common Stock Issued through the Exercise of Stock Options	-0-	-0-
Distributions	(2,632,741)	-0-
Stock Compensation Expense	-0-	-0-
Net Income	2,632,741	-0-	$2,632,741
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	(1,426,994)

Balance December 31, 2007	($667,793)	$ -0-	$1,205,747

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 2,632,741	$ 5,840,277	$ 6,990,342
Depreciation	3,658,236	3,415,570	3,353,896
Amortization of Financing Costs	177,636	238,211	262,440
Stock Compensation Expense	132,386	130,285	102,580
Provision for Uncollectible Notes and Other Receivables	360,351	599,634	571,216
Loss (Gain) on Securities Transactions, net	1,398,377	(266,847)	(1,232,834)
Gain on Sales of Investment Property & Equipment	(99,318)	(158,403)	(43,489)
Changes in Operating Assets and Liabilities -
Inventory of Manufactured Homes	(1,883,457)	(816,751)	(2,963,151)
Notes and Other Receivables	(4,281,119)	(4,299,506)	(4,601,270)
Prepaid Expenses	114,182	(81,326)	59,675
Accounts Payable	(314,395)	(303,410)	646,468
Accrued Liabilities and Deposits	820,564	(125,188)	(78,315)
Tenant Security Deposits	50,422	(10,608)	(32,860)
Net Cash Provided by Operating Activities	2,766,606	4,161,938	3,034,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	-0-	(5,218,480)	-0-
Purchase of Land	-0-	-0-	(3,661,555)
Purchase of Investment Property and Equipment	(6,969,457)	(2,535,450)	(3,530,015)
Proceeds from Sales of Investment Property and Equipment	941,256	936,633	444,011
Additions to Land Development Costs	(6,621,540)	(4,211,146)	(2,885,127)
Purchase of Securities Available for Sale	(12,738,845)	(1,901,930)	(11,309,592)
Proceeds from Sales of Securities Available for Sale	4,298,838	10,338,841	7,526,790
Net Cash Used by Investing Activities	(21,089,748)	(2,591,532)	(13,415,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	21,919,000	-0-	-0-
Net Proceeds from (Payments on) Short-Term Borrowings	8,919,647	4,609,372	6,842,675
Principal Payments of Mortgages and Loans	(6,986,933)	(6,013,352)	(1,795,002)
Financing Costs on Debt	(328,204)	(78,967)	(54,374)
Proceeds from Issuance of Common Stock	3,465,535	5,129,253	7,257,099
Proceeds from Exercise of Stock Options	254,121	407,613	1,266,913
Dividends Paid, net of Reinvestments	(8,703,075)	(8,174,654)	(7,355,977)
Net Cash Provided (Used) by Financing Activities	18,540,091	(4,120,735)	6,161,334

NET (DECREASE) INCREASE IN CASH	216,949	(2,550,329)	(4,219,456)
CASH & CASH EQUIVALENTS – BEGINNING	2,005,027	4,555,356	8,774,812
CASH & CASH EQUIVALENTS – ENDING	$ 2,221,976	$ 2,005,027	$ 4,555,356

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST

UMH Properties, Inc. (the Company) owns and operates twenty-eight manufactured home communities containing approximately 6,800 sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

The Company owns and operates twenty-eight manufactured home communities containing approximately 6,800 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

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

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized on a straight-line basis over the term of the related obligations, which is not materially different than the effective interest method.  Unamortized costs are charged to expense upon prepayment of the obligation.  As of December 31, 2007 and 2006, accumulated amortization amounted to $848,405 and $670,769, respectively.  The Company estimates that aggregate amortization expense will be approximately $136,000 for 2008, $107,000 for 2009, $59,000 for 2010, $58,000 for 2011, and $37,000 for 2012.

Cash and Cash Equivalents

Cash and cash equivalents include bank repurchase agreements with original maturities of 90 days or less.  The Company maintains its cash in bank accounts in amounts that may exceed federally insured limits.  The Company has not experienced any losses in these accounts in the past and does not believe that it is exposed to significant credit risk.

Securities Available for Sale

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market or through dividend reinvestment plans.  These securities are classified among three categories:  held-to-maturity, trading and available-for-sale.  As of December 31, 2007 and 2006, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value.  Any impairment is charged to earnings and a new cost basis for the security established.

Derivative Instruments and Hedging Activities

The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows.  The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt.  The Company does not enter into derivative instruments for speculative purposes.  The Company has entered into three interest rate swap agreements.

The interest rate swap agreements have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 12/31/2007

Cranberry Village	8/1/2008	LIBOR + 1.65%	5.17%	$1,839,464
Forest Park Village	8/1/2008	LIBOR + 1.65%	5.17%	2,943,142
Various	11/19/2009	LIBOR + 1.75%	5.82%	13,334,033
				$18,116,639

Each of the Company's interest rate swaps is based upon 30-day LIBOR.  The scheduled maturity dates, payment dates and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgages.

These interest rate swaps do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities”, as amended and, therefore, resulted in all fair value adjustments to the carrying value of the derivatives being recorded as a component of current period earnings.  The Company has recorded as an addition to (deduction from) interest expense, non-cash fair value adjustments of $467,161, $67,655 and ($773,894) for the years ended December 31, 2007, 2006 and 2005, respectively, based upon the change in fair value of the Company’s interest rate swaps.  The recorded (liability) asset at December 31, 2007 and 2006 amounted to ($63,731) and $403,430, respectively.  These non-cash valuation adjustments will only be settled for cash if the Company terminates the swaps prior to maturity.

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

Accounts, Notes and Other Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or lease agreements.  The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  At December 31, 2007 and 2006, the reserves for uncollectible accounts, notes and other receivables were $1,492,651 and $1,427,900, respectively.  For the years ended December 31, 2007, 2006 and 2005, the provisions for uncollectible notes and other receivables were $360,351, $599,634 and $571,216, respectively.  Charge-offs for the years ended December 31, 2007, 2006 and 2005 amounted to $295,600, $238,549 and $268,942, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly.  Interest rates on these loans range from 4% to 14%.  The average maturity is approximately 11 years.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured home sites.  The Company also owns approximately 560 rental units which are rented to residents.  Rental and related income is recognized on the accrual basis.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (10,535,162, 10,093,546 and 9,473,155 in 2007, 2006 and 2005, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (10,539,269, 10,110,567 and 9,504,449 in 2007, 2006 and 2005, respectively) (See Note 6).  Options in the amount of 4,107, 17,021 and 31,294 for 2007, 2006, and 2005, respectively, are included in the diluted weighted average shares outstanding.

Stock Option Plans

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  The Company has selected the prospective method of adoption under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”.  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $132,386, $130,285 and $102,580 have been recognized in 2007, 2006 and 2005, respectively.  Included in Note 6 to these consolidated financial statements are the assumptions and methodology.

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

        In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), SFAS 157 defines fair value, established a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.  SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice.   The requirements of SFAS 157 are first effective for our fiscal year beginning January 1, 2008.  However, in February 2008 the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities and we are currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also established presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We do not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On March 10, 2006, the Company acquired (at auction) Weatherly Estates I, a 270-space manufactured home community in Lebanon, Tennessee, from Affordable Residential Communities Inc., an unrelated entity.  The total purchase price was approximately $5,200,000.

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2007	December 31, 2006

Site and Land Improvements	$ 38,474,110	$ 36,237,301
Buildings and Improvements	2,057,355	1,963,878
Rental Homes and Accessories	3,390,920	3,338,859
Equipment and Vehicles	5,526,988	4,890,002

Total Accumulated Depreciation	$ 49,449,373	$ 46,430,040

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a listing of securities available for sale at December 31, 2007:

	Series	Interest Rate	Number of Shares	Cost	Market Value

Debt Securities:

Monmouth Capital Corporation *
Convertible Subordinated Debentures Matures 10/23/2013		8.000%	1,000,000	$1,000,000	$1,000,000
Convertible Subordinated Debentures Matures 3/30/2015		8.000%	5,000,000	5,000,000	5,000,000

Total Debt Securities				6,000,000	6,000,000

Equity Securities:

Preferred Stock:

American Land Lease, Inc.	A	7.75%	41,800	1,045,580	758,670
Apartment Investment & Management Co.	G	9.38%	8,000	185,788	195,200
BRE Properties, Inc.	C	6.75%	1,000	25,000	19,550
Developers Diversified Realty Corporation	H	7.38%	5,000	125,000	102,500
Developers Diversified Realty Corporation	I	7.50%	4,000	100,000	82,960
Felcor Lodging Trust Incorporated	C	8.00%	15,000	361,107	280,348
HCP, Inc.	E	7.25%	8,000	200,000	156,881
HRPT Properties Trust	B	8.75%	2,335	58,375	58,282
iStar Financial Inc.	E	7.88%	6,100	152,502	119,072
LaSalle Hotel Properties	D	7.50%	8,000	200,004	145,200
Lexington Realty Trust	B	8.05%	18,000	450,000	375,300
Maguire Properties, Inc.	A	7.63%	5,000	69,700	69,700
Mid-America Apartment Communities, Inc.	H	8.30%	2,500	63,625	59,925

Total Preferred Stock				3,036,681	2,423,588

	Series	Interest Rate	Number of Shares	Cost	Market Value

Common Stock:

Champion Enterprises			40,000	409,986	376,800
Fleetwood Enterprises			90,000	538,200	538,200
Monmouth Real Estate Corporation *			1,487,105	12,394,254	12,045,549
Nobility Homes, Inc.			20,000	412,120	365,000
Sun Communities, Inc.			84,200	1,774,094	1,774,094

Total Common Stock				15,528,654	15,099,643

Total Equity Securities				18,565,335	17,523,231

Total Securities Available for Sale				$24,565,335	$23,523,231

The following is a listing of securities available for sale at December 31, 2006:

	Series	Interest Rate	Number of Shares	Cost	Market Value

Debt Securities:

Monmouth Capital Corporation *
Convertible Subordinated Debentures Matures 10/23/2013		8.000%	1,000,000	$1,000,000	$1,000,000
Convertible Subordinated Debentures Matures 3/30/2015		8.000%	5,000,000	5,000,000	5,000,000

Total Debt Securities				6,000,000	6,000,000

Equity Securities:

Preferred Stock:

Alexandria Real Estate Equities, Inc.	B	9.100%	4,000	100,000	100,360
American Land Lease	A	7.750%	41,800	1,045,580	1,059,630
Apartment Investment & Management Co.	G	9.375%	8,000	185,788	210,400
BRE Properties, Inc.	C	6.750%	3,000	75,000	75,420
CBL & Associates Properties, Inc.	C	7.750%	2,000	50,000	51,320
Corporate Office Properties Trust	H	7.500%	4,500	112,500	113,310
Developers Diversified Realty Corporation	F	8.600%	4,000	100,000	101,560
Developers Diversified Realty Corporation	H	7.375%	15,000	375,000	378,900
Developers Diversified Realty Corporation	I	7.500%	4,000	100,000	101,680
Eagle Hospitality Properties Trust	A	8.250%	4,000	100,000	102,040
Felcor Lodging Trust Incorporated	C	8.000%	36,000	868,835	907,560

	Series	Interest Rate	Number of Shares	Cost	Market Value

Health Care Property Investors, Inc.	E	7.250%	10,000	250,000	255,600
Health Care REIT, Inc.	D	7.875%	6,000	150,000	155,400
HRPT Properties Trust	B	8.750%	17,000	425,130	437,070
iStar Financial Inc.	E	7.875%	15,000	375,005	385,350
LaSalle Hotel Properties	D	7.500%	8,000	200,004	202,080
LaSalle Hotel Properties	A	10.250%	11,000	281,835	279,400
Lexington Corporate Properties Trust	B	8.050%	20,000	500,000	510,320
Maguire Properties, Inc.	A	7.625%	5,000	125,000	123,650
Mid-America Apartment Communities, Inc.	H	8.300%	22,000	559,900	578,600
Mills Corporation	G	7.875%	18,000	450,000	395,100

Total Preferred Stock				6,429,577	6,524,750

Common Stock:

Champion Enterprises, Inc.	40,000	409,986	374,400
Fleetwood Enterprises, Inc.	185,000	1,394,895	1,463,347
Mission West Properties, Inc.	26,900	271,958	352,390
Monmouth Capital Corporation *	102,811	389,386	557,238
Monmouth Real Estate Corporation *	75,000	581,256	633,750
New Plan Excel Realty	14,000	373,037	384,720
Sun Communities, Inc.	50,000	1,673,610	1,618,000

Total Common Stock		5,094,128	5,383,845

Total Equity Securities		11,523,705	11,908,595

Total Securities Available for Sale		$17,523,705	$17,908,595

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

On September 13, 2007, the Company purchased 1,000,000 shares of MREIC common stock from Palisade Concentrated Equity Partnership, L.P.(Palisade), an unrelated entity.  The total consideration for the purchase was $8,500,000.  On November 23, 2007, the Company purchased an additional 325,704 shares of MREIC common stock from Palisade for a total consideration of $2,768,484.  In addition to the convertible debentures, the Company now owns a total of 1,487,105 shares of MREIC common stock, representing 6.2% of the total shares outstanding at December 31, 2007.

The Company had fourteen securities that were temporarily impaired at December 31, 2007.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at December 31, 2007:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$2,158,688	$622,505	$-0-	$-0-
Common Stock	12,787,349	429,011	-0-	-0-
Total	$14,946,037	$1,051,516	$-0-	$-0-

The following is a summary of the range of the losses:

Number of Individual Securities	Range of Loss	Time Period

4	Less than or equal to 10%	Less than 6 months
4	Less than or equal to 20%	Less than 6 months
6	Less than or equal to 30%	Less than 6 months

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

During the years ended December 31, 2007, 2006 and 2005, the Company received proceeds of $4,298,838, $10,338,841 and $7,526,790, on sales or redemptions of securities available for sale, respectively.  The Company recorded the following (Loss) Gain on Securities Transactions, net:

	2007	2006	2005

Gross realized gains	$ 362,626	$ 1,029,759	$ 1,187,658
Gross realized losses	(98,951)	(74,048)	-0-
Net (loss) gain on closed futures contracts	(704,509)	(29,443)	95,801
Unrealized gain (loss) on open futures contracts	40,781	163,828	(50,625)
Impairment loss	(998,324)	(823,249)	-0-

Total (Loss) Gain on Securities Transactions, net	($1,398,377)	$ 266,847	$ 1,232,834

The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  At December 31, 2007, 2006 and 2005, the notional amount of these contracts was $9,000,000.  Changes in the market value of these derivatives have been recorded in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2007, 2006 and 2005 was a gain (loss) of $40,781, $163,828 and ($50,625), respectively and is included in gain on securities transactions, net.

During 2007, 2006 and 2005, the Company recorded a (loss) gain of ($704,509), ($29,443) and $95,801 on settled futures contracts, which is included in gain on securities transactions, net.

During 2007 and 2006, the Company recognized a loss of $998,324 and $823,249, respectively, due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.

Dividend income for the years ended December 31, 2007, 2006 and 2005 amounted to $871,327, $1,129,800 and $1,333,985, respectively.  Interest income for the years ended December 31, 2007, 2006 and 2005 amounted to $2,486,197, $2,026,455 and $1,890,694, respectively.

The Company had margin loan balances of $5,530,942 and $3,259,796 at December 31, 2007 and 2006, respectively, which were collateralized by the Company’s securities portfolio.    Additionally, the Company also has a $2,500,000 loan with Two River Community Bank collateralized by the $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures (See Note 5).

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company purchases securities on margin.  The interest rates charged on the margin loans at December 31, 2007 and 2006 was 6% and 7%, respectively.  These loans are due on demand.  At December 31, 2007 and 2006, the margin loans amounted to $5,530,942 and $3,259,796, respectively, and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

The Company has an $8,000,000 revolving credit agreement with GE Commercial Distribution Finance Corporation (GE) (formerly Transamerica Commercial Finance Corporation) to finance inventory purchases.  The interest rates range from prime (with a minimum of 6%) for each advance to prime plus 2% after one year.  The weighted average interest rate at December 31, 2007 and 2006 was 8.6% and 10.7%, respectively.  This agreement originally terminated April 25, 2003, but automatically renews on an annual basis.  Advances under this line of credit are secured by the manufactured homes for which the advances were made.  As of December 31, 2007 and 2006, the amount outstanding with GE was $5,991,811 and $3,089,278, respectively.

In November 2007, the Company obtained a $2,500,000 loan with Two River Community Bank.  The interest on this loan is 6.75%.  This loan is due on November 8, 2009.  Proceeds of this loan were used to purchase securities available for sale.  This loan is collateralized by the $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures.

The Company also has miscellaneous loans payable for equipment and vehicles totaling $-0- and $4,032 at December 31, 2007 and 2006, respectively.

Unsecured Lines of Credit

During 2007, the Company modified its unsecured line of credit with Bank of America (formerly Fleet Bank).  The commitment amount was increased from $2,000,000 to $5,000,000.  The interest rate was modified from prime to LIBOR plus 150 basis points.  As of December 31, 2007 and 2006, $3,000,000 and $1,750,000, respectively, of this line of credit was utilized.  The interest rate charged at December 31, 2007 and 2006 was 6.43% and 8.25%, respectively.  This line of credit expires on June 30, 2008.

On April 15, 2007, the Company’s $15,000,000 line of credit with PNC Bank matured.

Mortgages Payable

The following is a summary of mortgages payable:

	At December 31, 2007		Balance at December 31,
Property	Due Date	Interest Rate	2007	2006

Allentown	12/01/11	6.36%	$5,112,246	$5,240,029
Cranberry Village	08/01/08	LIBOR + 1.65%	1,839,464	1,952,070
D & R Village	05/01/08	4.625%	2,388,419	2,564,294
Fairview Manor	02/01/17	5.785%	11,353,202	3,514,183
Forest Park Village	08/01/08	LIBOR + 1.65%	2,943,142	3,123,312
Heather Highlands	08/28/18	Prime + .5%	2,806,252	2,973,520
Highland Estates	09/01/17	6.175%	10,402,086	-0-
Laurel Woods	01/10/07	LIBOR + 1.55%	-0-	1,509,074
Port Royal Village	04/01/12	7.36%	5,053,403	5,117,549
Sandy Valley	03/01/09	4.75%	2,825,496	3,009,865
Somerset Estates/Whispering Pines	02/26/19	8.04%	1,642,302	1,732,117
Waterfalls Village	01/01/08	4.625%	2,049,655	2,205,859
Various (4 properties)	11/19/09	LIBOR + 1.75%	13,334,033	13,875,761

Total Mortgages	Payable		$61,749,700	$46,817,633

At December 31, 2007 and 2006, mortgages were collateralized by real property with a carrying value of $70,634,226 and $58,288,033, respectively, before accumulated depreciation and amortization.  Interest costs amounting to $378,030, $225,800 and $167,400 were capitalized during 2007, 2006 and 2005, respectively, in connection with the Company’s expansion program.

Recent Financing

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

The aggregate principal payments of all mortgages payable are scheduled as follows:

2008	$10,708,593
2009	16,206,853
2010	852,768
2011	5,424,413
2012	796,100
Thereafter	27,760,973

Total	$61,749,700

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

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” on January 1, 2003.  During the year ended December 31, 2007, fifteen employees were granted options to purchase a total of 108,000 shares.  The fair value of those options was approximately $139,000 based on assumptions noted below and is being amortized over the 1-year vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2007	2006	2005

Dividend yield	6.54%	6.33%	6.35%
Expected volatility	18.09%	18.5%	19.04%
Risk-free interest rate	4.79%	4.63%	4.01%
Expected lives	8	8	8

A summary of the status of the Company’s stock option plans as of December 31, 2007, 2006 and 2005 and changes during the years then ended are as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	348,000	$15.09	296,000	$14.40	349,000	$12.04
Granted	108,000	14.83	90,000	15.51	90,000	15.48
Exercised	(18,812)	13.51	(38,000)	10.73	(138,000)	9.18
Expired	(11,188)	15.10	-0-	-0-	(5,000)	13.05
Outstanding at end of year	426,000	15.10	348,000	15.09	296,000	14.40
Options exercisable at end of year	318,000		258,000		206,000
Weighted-average fair value of options granted during the year		1.29		1.44		1.33

The following is a summary of stock options outstanding as of December 31, 2007:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

10/04/01	2	6,000		10.60	10/04/09
01/04/02	1	25,000		12.95	01/04/10
06/20/02	5	13,000		12.60	06/20/10
08/18/03	1	25,000		16.92	08/18/11
08/25/03	7	26,000		15.00	08/25/11
01/16/04	1	25,000		18.62	01/16/12
07/06/04	7	30,000		13.05	07/06/12
02/01/05	1	43,600		15.62	02/01/13
02/01/05	1	6,400		17.19	02/01/13
07/18/05	9	34,000		15.05	07/18/13
01/09/06	1	44,200		15.62	01/09/14
01/09/06	1	5,800		17.21	01/09/14
07/21/06	9	34,000		15.15	07/21/14
01/03/07	1	44,200	*	15.51	01/03/15
01/03/07	1	5,800	*	17.06	01/03/15
07/19/07	12	51,000	*	14.21	07/16/15
09/20/07	2	7,000	*	13.19	09/20/15

		426,000

* Unexercisable

During the year ended December 31, 2007, two employees exercised their stock options and purchased 18,812 shares for a total of $254,121.

As of December 31, 2007, there were 1,100,188 shares available for grant under the 2003 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company’s 401(k) Plan (Plan).  Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $15,500, annually adjusted) and have it contributed to the Plan.  Employer contributions to the Plan are at the discretion of the Company.  During 2007, 2006 and 2005, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary.  The total expense relating to the Plan, including matching contributions, amounted to $135,849, $54,000 and $54,215 in 2007, 2006 and 2005, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

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

Prior to the merger of MREIC and MCC, the Company operated as part of a group of three public companies (all REITs) which includes the Company, MREIC and MCC, (collectively the affiliated companies).   Some general and administrative expenses were allocated among the affiliated companies based on use or services provided.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each affiliated company.  Subsequent to the merger, shared expenses are allocated between the Company and MREIC.

There are five Directors of the Company who are also Directors and shareholders of MREIC.  The Company holds common stock and convertible debentures of MREIC in its securities portfolio (See Note 4 for current holdings).

Transactions with Monmouth Real Estate Investment Corporation

The Company has purchased shares of MREIC common stock primarily through MREIC’s Dividend Reinvestment and Stock Purchase Plan (See Note 4).  During 2004, the Company sold in the open market 745,250 shares of MREIC and recorded a gain on sale of $1,499,332.  On September 13, 2007, the Company purchased 1,000,000 shares of MREIC common stock from Palisade Concentrated Equity Partnership, L.P.(Palisade), an unrelated entity.  The total consideration for the purchase was $8,500,000.  On November 23, 2007, the Company purchased an additional 325,704 shares of MREIC common stock from Palisade for a total consideration of $2,768,484.  In addition to the convertible debentures, the Company now owns a total of 1,487,105 shares of MREIC common stock, representing 6.2% of the total shares outstanding at December 31, 2007.

Transactions with Monmouth Capital Corporation

During 2005, the Company invested $5,000,000 in the convertible debenture private placement offering of MCC (the MCC 2005 Debenture).  The MCC 2005 Debenture pays interest at 8% and is now convertible into 436,681 shares of common stock of MREIC at any time prior to redemption or maturity.  The MCC 2005 convertible debenture matures on March 30, 2015.

During 2007, 2006 and 2005, the Company purchased from MCC at its cost, 2, 1 and 4 homes, respectively totaling $29,932, $20,361 and $79,305, respectively to be used as rental homes.

During 2005, the Company financed/refinanced certain loans on sales made by MCC to third parties.  These loans are secured by manufactured homes.  The total amount financed amounted to $10,500.

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

Effective January 1, 2005, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $329,922 for 2005, $346,418 for 2006 and $363,739 for 2007 plus bonuses and customary fringe benefits.  Bonuses are at the discretion of the Board of Directors and are based on certain guidelines.  Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 50,000 shares in each year of the contract.  On severance by the Company, Mr. Samuel Landy is entitled to one year’s salary.  In the event of disability, Mr. Samuel Landy will receive lost wages from a disability insurance policy.  In the event a merger of the Company, sale or change of control, Mr. Landy shall have the right to extend and renew this Employment Agreement so that the expiration date will be three years from the date of merger, sale or change of control.  During 2005, the Company had loans outstanding from Mr. Samuel A.

Landy.  These loans were repaid during 2005.  The interest rate on these loans ranged from 6.36% to 7.86%.  Interest earned on these loans during 2005 amounted to $12,108.

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

Other Matters

The Company has employment agreements with certain executive officers, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits.  The Company has accrued these benefits on a present value basis over the terms of the agreements.   Amounts accrued under these agreements were $597,058 and $647,058 at December 31, 2007 and 2006, respectively.

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

Amounts received, including dividends reinvested of $1,840,527, $1,783,177 and $1,931,172 respectively, and shares issued in connection with the DRIP for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Amounts Received/Dividends
Reinvested	$5,306,062	$6,912,430	$9,188,271
Number of Share Issued	399,454	474,001	620,516

NOTE 10 – DISTRIBUTIONS

The following cash distributions, including dividends reinvested, were paid to shareholders during the three years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$2,592,423	$.25	$2,429,773	$.245	$2,247,637	$.2425
June 30	2,626,332.25		2,470,173.245		2,307,619.2450
September 30	2,653,584.25		2,491,306.245		2,347,579.2450
December 31	2,671,263.25		2,566,579.250		2,384,314.2450

	$10,543,602	$1.00	$9,957,831	$.985	$9,287,149	$.9775

These amounts do not include the discount on shares purchased through the Company’s Dividend Reinvestment and Stock Purchase Plan.

On January 16, 2008, the Company declared a cash dividend of $.25 per share to be paid on March 17, 2008 to shareholders of record February 15, 2008.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the 2007, 2006 and 2005, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2007, 2006, and 2005:

	2007 Estimate (unaudited)	2006 Actual	2005 Actual

GAAP net income	$2,632,741	$5,840,277	$6,990,342
Add (less) GAAP net loss (gain) of taxable REIT subsidiaries included above	1,382,748	693,520	261,087
GAAP net income from REIT operations	4,015,489	6,533,797	7,251,429
Book / tax difference on gains / losses from capital transactions	280,129	(177,365)	(296,069)
Stock option expense	132,386	130,285	102,580
Non-qualified stock options exercised	(27,025)	(40,227)	(583,614)
Other book / tax differences, net	1,766	(85,774)	400,345
Taxable income before adjustments	4,402,745	6,360,716	6,874,671
Less capital gains	-0-	(1,108,389)	(1,415,329)
Adjusted taxable income subject to 90% dividend requirement	$4,402,745	$5,252,327	$5,459,342

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Cash dividends paid	$10,543,602	$9,957,831	$9,287,149
Less: Dividends designated to prior year	-0-	-0-	-0-
Less: Portion designated capital gains distribution	-0-	(1,108,389)	(1,415,329)
Less: Return of capital	5,374,204	(1,930,611)	(1,250,278)
Dividends paid deduction	$5,169,398	$6,918,831	$6,621,542

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2007, 2006, and 2005:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$.49029	49.0288%	$0.68433	69.4749%	$0.69605	71.2077%
Return of capital	.50971	50.9712%	0.19099	19.3900%	0.13143	13.4454%
Capital gains	-0-	-0-%	0.10968	11.1351%	0.15002	15.3469%
	$1.0000	100.000%	$0.98500	100.000%	$0.97750	100.000%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a taxable REIT subsidiary, is subject to federal, state and local income taxes.  Deferred income taxes pertaining to S&F are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  For the years ended December 31, 2007, 2006 and 2005, S&F had operating losses for financial reporting purposes of $1,382,748, $693,520 and  $261,087, respectively.  Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F.  For the years ended December 31, 2007, 2006 and 2005, S&F recorded $201,000, $27,000 and $88,000, respectively, in federal, state and franchise taxes which have been included in general and administrative expenses.

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.    For 2007, the fair and carrying values of fixed rate mortgages payable amounted to $41,428,086 and $40,826,809 respectively.  For 2006, the fair and carrying value of fixed rate mortgages payable amounted to $20,000,738 and $19,869,713, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 14 – SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

Cash paid during the years ended December 31, 2007, 2006 and 2005 for interest was $3,965,090, $3,704,853, and $2,793,166, respectively.

During the years ended December 31, 2007, 2006 and 2005, land development costs of $6,056,385, $3,094,939 and $5,596,310, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2007, 2006 and 2005, the Company had dividend reinvestments of $1,840,527, $1,783,177 and $1,931,172, respectively which required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

	2007	2006	2005
Unrealized holding loss arising during the year	($2,161,643)	($399,217)	($1,038,718)
Less: reclassification adjustment for net gains realized in income	734,649	(132,462)	(1,187,658)

Net unrealized holding loss	($1,426,994)	($531,679)	($2,226,376)

NOTE 15 – SUBSEQUENT EVENTS

On February 27, 2008, the Company increased and refinanced its mortgage loans on D&R Village and Waterfalls Village with Bank of America.  The new principal balance is $8,700,000.  This mortgage payable is due on February 27, 2013 with interest at a fixed rate of 5.614%.  Proceeds were primarily used to pay off the existing mortgages on D&R Village and Waterfalls Village and to pay down our margin loans.

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2007	March 31	June 30	September 30	December 31

Total Revenues	$8,800,346	$11,351,020	$9,971,274	$8,718,061
Total Expenses	7,995,017	9,457,305	9,884,271	8,970,685
Net Income (1)	837,241	1,928,327	110,239	(243,066)
Net Income per Share – Basic	.08	.18	.01	(.02)
Diluted	.08	.18	.01	(.02)

2006	March 31	June 30	September 30	December 31

Total Revenues	$9,512,201	$10,343,852	$9,894,006	$12,894,551
Total Expenses	7,388,513	9,168,697	9,658,698	10,746,828
Net Income (1)	2,140,525	1,217,949	276,075	2,205,728
Net Income per Share – Basic	.22	.12	.03	.22
Diluted	.22	.12	.03	.22

(1)

Fluctuations are primarily due to changes in the fair value of interest rate swaps and Gain on Securities Transactions, net.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

Column A	Column B		Column C		Column D
			Initial Cost
Description	Encumbrances		Land	Site, Land & Building Improvements and Rental Homes	Capitalization Subsequent to Acquisition

Memphis, TN	$5,112,246		$250,000	$2,569,101	$1,936,380
Greenfield Ctr, NY	-0-		37,500	232,547	2,563,639
Vineland, NJ		(1)	320,000	1,866,323	1,037,173
Duncansville, PA	-0-		60,774	378,093	811,321
Cranberry Twp, PA	1,839,464		181,930	1,922,931	525,595
Clifton Park, NY	2,388,419		391,724	704,021	1,476,967
Apollo, PA	-0-		670,000	1,336,600	1,246,774
Cranberry Twp, PA	2,943,142		75,000	977,225	1,456,883
Millville, NJ	11,353,202		216,000	1,166,517	7,938,015
Kutztown, PA	10,402,086		145,000	1,695,041	7,370,110
Inkerman, PA	2,806,252		572,500	2,151,569	3,461,326
Monticello, NY	-0-		235,600	1,402,572	3,656,655
Navarre, OH	-0-		290,000	1,457,673	1,953,727
Cresson, PA	-0-		432,700	2,070,426	1,308,247
Memphis, TN	-0-		78,435	810,477	1,212,913
West Grove, PA		(1)	175,000	990,515	1,013,562
Carlisle, PA	-0-		37,540	198,321	4,181,017
Belle Vernon, PA	5,053,403		150,000	2,491,796	4,695,014
Marion, OH	-0-		236,000	785,293	3,395,349
Somerset, PA	1,642,302		1,485,000	2,050,400	3,902,125
Athens, OH	-0-		67,000	1,326,800	575,474
Magnolia, OH	2,825,496		270,000	1,941,430	2,770,838
Jackson, NJ		(1)	100,095	602,820	1,495,389
Hamburg, NY	2,049,655		424,000	3,812,000	957,241
West Monroe, NY	-0-		77,000	841,000	589,812
Lebanon, TN	-0-		1,184,000	4,034,480	383,969
Eatontown, NJ		(1)	157,421	280,749	461,498
Caledonia, OH	-0-		260,000	1,753,206	1,815,869
Coxsackie, NY	-0-		1,757,800	-0-	-0-

	48,415,667		$10,338,019	$41,849,926	$64,192,882
Various	13,334,033	(1)
	$61,749,700

(1)  Represents one mortgage note payable secured by four properties.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

Column A	Column E (2) (3)			Column F (2)
	Gross Amount at Which Carried at 12/31/07
Description	Land	Site, Land & Building Improvements and Rental Homes	Total	Accumulated Depreciation

Memphis, TN	$250,000	$4,505,481	$4,755,481	$3,186,884
Greenfield Ctr, NY	122,865	2,710,821	2,833,686	1,367,016
Vineland, NJ	408,206	2,815,290	3,223,496	2,220,351
Duncansville, PA	60,774	1,189,414	1,250,188	661,258
Cranberry Twp, PA	181,930	2,448,526	2,630,456	2,058,533
Clifton Park, NY	391,724	2,180,988	2,572,712	1,217,790
Apollo, PA	732,089	2,521,285	3,253,374	989,287
Cranberry Twp, PA	75,000	2,434,108	2,509,108	1,885,853
Millville, NJ	2,534,891	6,785,641	9,320,532	2,649,333
Kutztown, PA	404,239	8,805,912	9,210,151	2,787,895
Inkerman, PA	572,500	5,612,895	6,185,395	2,403,357
Monticello, NY	318,472	4,976,355	5,294,827	1,883,336
Navarre, OH	290,000	3,411,400	3,701,400	569,080
Cresson, PA	432,700	3,378,673	3,811,373	1,599,581
Memphis, TN	78,435	2,023,390	2,101,825	1,311,783
West Grove, PA	155,000	2,024,077	2,179,077	1,611,489
Carlisle, PA	145,473	4,271,405	4,416,878	1,058,219
Belle Vernon, PA	150,000	7,186,810	7,336,810	3,727,917
Marion, OH	236,000	4,180,642	4,416,642	1,830,016
Somerset, PA	1,485,000	5,952,525	7,437,525	406,839
Athens, OH	67,000	1,902,274	1,969,274	631,717
Magnolia, OH	270,000	4,712,268	4,982,268	2,790,401
Jackson, NJ	100,095	2,098,209	2,198,304	1,600,060
Hamburg, NY	424,000	4,769,241	5,193,241	1,522,979
West Monroe, NY	77,000	1,430,812	1,507,812	224,723
Lebanon, TN	1,184,000	4,418,449	5,602,449	276,987
Eatontown, NJ	135,421	764,247	899,668	417,308
Caledonia, OH	260,000	3,569,075	3,829,075	1,032,391
Coxsackie, NY	1,757,800	-0-	1,757,800	-0-

	$13,300,614	$103,080,213	$116,380,827	$43,922,385

(2)

See reconciliation.

(3)

The aggregate cost for Federal tax purposes approximates historical cost.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

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

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

		/----------FIXED ASSETS-----------/
(2)	Reconciliation:	12/31/07	12/31/06	12/31/05

	Balance – Beginning of Year	$105,139,224	$96,241,037	$84,825,549

	Additions:
	Acquisitions	-0-	5,218,480	3,661,555
	Improvements	12,731,558	5,012,850	8,317,782
	Depreciation	-0-	-0-	-0-

	Total Additions	12,731,558	10,231,330	11,979,337

	Deletions	1,489,955	1,333,143	563,849

	Balance – End of Year	$116,380,827	$105,139,224	$96,241,037

	/-----ACCUMULATED DEPRECIATION-----/
Reconciliation:	12/31/07	12/31/06	12/31/05

Balance – Beginning of Year	$41,540,038	$39,296,286	$36,852,889

Additions:
Acquisitions	-0-	-0-	-0-
Improvements	-0-	-0-	-0-
Depreciation	2,936,037	2,649,013	2,662,104

Total Additions	2,936,037	2,649,013	2,662,104

Deletions	553,690	405,261	218,707

Balance – End of Year	$43,922,385	$41,540,038	$39,296,286

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:  /s/Eugene W. Landy

EUGENE W. LANDY

Chairman of the Board

Dated:        March 10, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chairman of the Board	March 10, 2008

/s/Samuel A. Landy SAMUEL A. LANDY	President, Chief Executive Officer and Director	March 10, 2008

/s/Anna T. Chew ANNA T. CHEW	Vice President, Chief Financial Officer, Treasurer and Director	March 10, 2008

/s/James Mitchell JAMES MITCHELL	Director	March 10, 2008

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 10, 2008

/s/Eugene Rothenberg EUGENE ROTHENBERG	Director	March 10, 2008

/s/Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 10, 2008