Form 10-Q
period 2008-03-31
UMH PROPERTIES, INC.
filed 2008-05-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2008

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

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes

No    X

The number of shares outstanding of issuer's common stock as of May 1, 2008 was 10,840,898 shares.

UMH PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

CONTENTS

      Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

   Consolidated Balance Sheets

3

   Consolidated Statements of Income

4

   Consolidated Statements of Cash Flows

5

   Notes To Consolidated Financial Statements

6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results       of Operations

12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

17

Item 4 - Controls And Procedures

17

PART II - OTHER INFORMATION

18

     Item 1 - Legal Proceedings

18

     Item 1A - Risk Factors

18

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

18

     Item 3 - Defaults Upon Senior Securities

18

     Item 4 - Submission of Matters to a Vote of Security Holders

18

     Item 5 - Other Information

18

     Item 6 - Exhibits

19

SIGNATURES

20

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2008	2007
- ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	85,472,211	84,949,200
Buildings and Improvements	3,940,027	3,924,696
Rental Homes and Accessories	14,997,659	14,206,317
Total Investment Property	117,710,511	116,380,827
Equipment and Vehicles	7,367,002	7,320,666
Total Investment Property and Equipment	125,077,513	123,701,493
Accumulated Depreciation	(50,390,642)	(49,449,373)
Net Investment Property and Equipment	74,686,871	74,252,120

OTHER ASSETS
Cash and Cash Equivalents	1,939,442	2,221,976
Securities Available for Sale	23,396,298	23,523,231
Inventory of Manufactured Homes	10,311,406	10,853,824
Notes and Other Receivables, net	20,562,873	20,756,996
Unamortized Financing Costs	684,543	541,360
Prepaid Expenses	612,403	574,759
Land Development Costs	4,875,559	3,779,197
Total Other Assets	62,382,524	62,251,343

TOTAL ASSETS	$137,069,395	$136,503,463

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 65,502,453	$ 61,749,700
OTHER LIABILITIES
Accounts Payable	303,626	613,339
Loans Payable	16,042,914	17,022,753
Accrued Liabilities and Deposits	2,901,698	2,590,338
Tenant Security Deposits	543,110	532,200
Total Other Liabilities	19,791,348	20,758,630
Total Liabilities	85,293,801	82,508,330

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 10,824,652 and 10,737,206 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,082,465	1,073,721
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	55,537,779	54,631,309
Accumulated Other Comprehensive Income	(1,179,793)	(1,042,104)
Undistributed Income	(3,664,857)	(667,793)
Total Shareholders’ Equity	51,775,594	53,995,133

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,069,395	$136,503,463

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

	2008	2007

REVENUES:
Rental and Related Income	$6,254,570	$5,830,504
Sales of Manufactured Homes	1,784,043	2,277,764
Interest and Dividend Income	891,429	637,035
(Loss) Gain on Securities Transactions, net	(650,560)	32,850
Other Income	36,058	22,193

Total Revenues	8,315,540	8,800,346

EXPENSES:
Community Operating Expenses	3,182,176	3,042,078
Cost of Sales of Manufactured Homes	1,484,965	1,803,378
Selling Expenses	408,445	529,418
General and Administrative Expenses	985,887	828,091
Interest Expense	1,500,658	854,500
Depreciation Expense	1,014,750	887,324
Amortization of Financing Costs	39,444	50,228

Total Expenses	8,616,325	7,995,017

Income before (Loss) Gain on Sales of Investment Property and Equipment	(300,785)	805,329
(Loss) Gain on Sales of Investment Property and Equipment	(4,255)	31,912

Net (Loss) Income	($ 305,040)	$ 837,241

Net (Loss) Income per Share -
Basic	( $ 0.03)	$ 0.08
Diluted	($ 0.03)	$ 0.08

Weighted Average Shares Outstanding -
Basic	10,770,683	10,367,584
Diluted	10,770,819	10,382,918

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	( $ 305,040)	$ 837,241
Non-Cash Adjustments:
Depreciation	1,014,750	887,324
Amortization of Financing Costs	39,444	50,228
Stock Compensation Expense	25,917	31,970
Increase in Provision for Uncollectible Notes and Other Receivables	73,350	122,484
Loss (Gain) on Securities Transactions, net	650,560	(32,850)
Loss (Gain) on Sales of Investment Property and Equipment	4,255	(31,912)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	542,418	(1,499,228)
Notes and Other Receivables	120,773	(1,244,952)
Prepaid Expenses	(37,644)	131,675
Accounts Payable	(309,713)	(265,521)
Accrued Liabilities and Deposits	311,360	505,258
Tenant Security Deposits	10,910	(7,318)
Net Cash Provided by (Used In) Operating Activities	2,141,340	(515,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(1,590,828)	(399,916)
Proceeds from Sales of Assets	137,072	276,747
Additions to Land Development	(1,096,362)	(1,484,134)
Purchase of Securities Available for Sale	(10,756)	(232,899)
Loss on Futures Transactions	(650,560)	-0-
Net Proceeds from Sales of Securities Available for Sale	-0-	686,643
Net Cash Used in Investing Activities	(3,211,434)	(1,153,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	8,700,000	13,480,000
Principal Payments of Mortgages and Loans	(5,927,086)	(10,791,236)
Financing Costs on Debt	(182,627)	(128,456)
Proceeds from Issuance of Common Stock	486,408	1,004,233
Proceeds from Exercise of Stock Options	-0-	231,300
Dividends Paid, net of amount reinvested	(2,289,135)	(2,139,885)
Net Cash Provided By Financing Activities	787,560	1,655,956

NET DECREASE IN CASH AND CASH EQUIVALENTS	(282,534)	(13,204)
CASH & CASH EQUIVALENTS-BEGINNING	2,221,976	2,005,027
CASH & CASH EQUIVALENTS-ENDING	$1,939,442	$1,991,823

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2007 have been omitted.

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

Compensation cost which has been determined consistent with SFAS No. 123R, amounted to $25,917 and $31,970 for the three months ended March 31, 2008 and 2007, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2008	2007

Dividend yield	7.48%	6.42%
Expected volatility	18.66%	18.08%
Risk-free interest rate	3.47%	4.66%
Expected lives	8	8

The weighted-average fair value of options granted during the three months ended March 31, 2008 and 2007 was $.65 and $1.36, respectively.

During the three months ended March 31, 2008, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Exercise Price	Expiration Date

1/8/08	1	42,300	$12.97	1/8/16
1/8/08	1	7,700	11.79	1/8/16

As of March 31, 2008, there were options outstanding to purchase 476,000 shares and 1,050,188 shares were available for grant under the Company’s 2003 Stock Option Plan.  During the three months ended March 31, 2007, one employee exercised his stock options and purchased 17,000 shares for a total of $231,300.  As of March 31, 2007, there were options outstanding to purchase 381,000 shares and 1,147,000 shares were available for grant under the Company’s 2003 Stock Option Plan.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 effective January 1, 2008, and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement

No. 157” (FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements.  See Note 7 for additional discussion.

    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is evaluating the impact of SFAS 161 but does not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

NOTE 2 – NET (LOSS) INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 136 and 15,334 shares for the three months ended March 31, 2008 and 2007, respectively, are included in the diluted weighted average shares outstanding.

The following table sets forth the components of the Company’s comprehensive income for the three and three months ended March 31, 2008 and 2007:

	2008	2007

Net (loss) income	($ 305,040)	$837,241
Decrease in unrealized gain on securities available for sale	(137,689)	(5,463)
Comprehensive (loss) income	($ 442,729)	$831,778

NOTE 3 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  The notional amount of these contracts amounted to $9,000,000 at March 31, 2008 and 2007.  Changes in the market value of these derivatives have been recorded in gain on securities available for sale transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at March 31, 2008 and December 31, 2007 was a (liability) asset of ($232,031) and $40,781, respectively.  During the three months ended March 31, 2008 and 2007, the Company recorded a loss of ($418,529) and ($121,811), respectively, on settled futures contracts, and a (loss) gain of ($232,031) and $60,469, respectively, on open futures contracts.  These losses are included in (loss) gain on securities transactions, net.

The Company had entered into three interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The decrease in the fair value of these agreements for the three months ended March 31, 2008 and 2007 amounted to $348,540 and $26,312, respectively, and has been recorded as an addition to interest expense.   The fair value of these agreements at March 31, 2008 and December 31, 2007 amounted to liabilities of $412,271 and $63,731, respectively, which have been included in accrued liabilities and deposits.

NOTE 4 – LOANS AND MORTGAGES PAYABLE

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

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 17, 2008, the Company paid $2,692,024 of which $402,889 was reinvested, as a dividend of $.25 per share to shareholders of record as of February 15, 2008.

During the three months ended March 31, 2008, the Company received, including dividends reinvested, a total of $889,297 from the Dividend Reinvestment and Stock Purchase Plan.  There were 87,446 new shares issued under the Plan.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the Company’s loss (gain) on securities transactions, net for the three months ended March 31, 2008 and 2007:

	2008	2007

Gain on sale of securities, net	$ -0-	$ 94,192
Loss on settled futures contracts	(418,529)	(121,811)
(Loss) gain on open futures contracts	(232,031)	60,469
(Loss) gain on securities transactions, net	($ 650,560)	$ 32,850

During the three months ended March 31, 2008, the Company recognized a total loss on settled and open futures contracts of $650,560.  The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.

NOTE 7 - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale, interest rate swap agreements and futures contracts of ten-year treasury notes. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$ 23,396,298	$ 17,396,298	$ 6,000,000	$ -0-
Interest rate swaps (1)	(412,271)	-0-	(412,271)	-0-
Futures contracts (1)	(232,031)	(232,031)	-0-	-0-

	$ 22,751,996	$ 17,164,267	$ 5,587,729	$ -0-

(1)  Included in accrued liabilities and deposits.

NOTE 8 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2008 and 2007 for interest was $1,358,251 and $888,188, respectively.  Interest cost capitalized to Land Development was $65,000 and $60,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in fair value of the interest rate swap agreements amounted to $348,540 and $26,312 for the three months ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008 and 2007, the Company had dividend reinvestments of $402,889 and $452,538, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with the Eugene W. Landy, Chairman of the Board (the second amendment).  The amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and Monmouth Real Estate Investment Corporation.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

On April 28, 2008, the Company closed on a revolving line of credit with Sun National Bank with a maximum availability of $10,000,000.  This revolving line of credit has a maturity date of April 1, 2011 and is secured by the Company's eligible notes receivables.  Interest under this new line is at the prime rate which is currently 5.25%.  On April 29, 2008, the Company used $5,000,000 of this line of credit to pay down our margin loans.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2007.

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

The Company also holds a portfolio of securities of other REITs and home manufacturers with a balance of $23,396,298 at March 31, 2008.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At March 31, 2008, the Company’s portfolio consisted of 11% preferred stocks, 63% common stocks and 26% debentures.  The securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain on securities transactions, net.  Total revenues decreased by approximately 6% from $8,800,346 for the quarter ended March 31, 2007 to $8,315,540 for the quarter ended March 31, 2008.  This was primarily due to a decrease in sales of manufactured homes of $493,721 and the change in the (loss) gain on securities transactions, net from a gain of $32,850 for the quarter ended March 31, 2007 to a loss of $650,560 for the quarter ended March 31, 2008, partially offset by an increase in rental and related income.  This was primarily due to an increase in the loss on settled futures contracts.  Sales of manufactured homes decreased by approximately 22% for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.  Over the past several years, the availability of liberal terms on loans on conventional housing created a difficult competitive market for sales of manufactured homes.  This resulted in a loss of occupancy from approximately 86% in 2005 to approximately 81% currently.  Although the conventional home lending environment has returned to more disciplined lending practices, the return to affordability and the recovery of manufactured home communities have been slow.

Total expenses increased by approximately 8% from $7,995,017 for the quarter ended March 31, 2007 to $8,616,325 for the quarter ended March 31, 2008.  This was primarily due to an increase in interest expense of $646,158, partially offset by a decrease in cost of sales of manufactured homes of $318,413.  The increase in interest expense was primarily due to an increase in the balance of mortgages and loans payable and the change in fair value of the Company’s interest rate swaps.

Net (loss) income decreased by approximately 136% from income of $837,241 for the quarter ended March 31, 2007 to a loss of $305,040 for the quarter ended March 31, 2008.  This decrease is due primarily to the loss of $650,560 on settled and open futures contracts, the increase in interest expense and the decrease in sales of manufactured homes.

See PART I, Item 1 – Business in the Company’s 2007 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased from $5,830,504 for the quarter ended March 31, 2007 to $6,254,570 for the quarter ended March 31, 2008.  This was primarily due to rental increases to residents and an increase in home rental income.  The Company has been raising rental rates by approximately 3% to 6% annually.  Occupancy remained relatively stable at approximately 81% at both December 31, 2007 and March 31, 2008.  The Company has faced many challenges in filling vacant homesites.  The relatively low interest rates and liberal lending practice in 2006 and 2007 made site-built housing more accessible.

Interest and dividend income increased from $637,035 for the quarter ended March 31, 2007 to $891,429 for the quarter ended March 31, 2008.  This was primarily as a result of an increase in dividend income due to a higher average balance of securities available for sale during 2008 as a result of purchases made toward the end of 2007.  The average balance of securities at March 31, 2008 and 2007 was $23,459,765 and $17,695,417, respectively.

Loss (gain) on securities transactions, net for the three months ended March 31, 2008 and 2007 consisted of the following:

	2008	2007

Gain on sale of securities, net	$ -0-	$ 94,192
Loss on settled futures contracts	(418,529)	(121,811)
(Loss) gain on open futures contracts	(232,031)	60,469
(Loss) gain on securities transactions, net	($ 650,560)	$ 32,850

(Loss) gain on securities transactions, net decreased from a gain of $32,850 for the quarter ended March 31, 2007 to a loss of $650,560 for the quarter ended March 31, 2008.  This decrease is due to the loss on settled and open futures contracts.  The Company invests in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.

Community operating expenses increased from $3,042,078 for the quarter ended March 31, 2007 to $3,182,176 for the quarter ended March 31, 2008.   This was primarily due to an increase in health insurance costs, utilities and repairs and maintenance.  General and administrative expenses increased from $828,091 for the quarter ended March 31, 2007 to $985,887 for the quarter ended March 31, 2008.   This was primarily due to an increase in professional fees.   Interest expense increased from $854,500 for the quarter ended March 31, 2007 to $1,500,658 for the quarter ended March 31, 2008.    This was primarily due to an increase in the balance of mortgages and loans payable and the change in fair value of the Company’s interest rate swaps.  The change in fair value of the Company’s interest rate swaps increased interest expense by approximately $349,000 in 2008 and by approximately $26,000 in 2007.  Cash paid for interest during the three months ended March 31, 2008 and 2007 amounted to $1,358,251 and $888,188, respectively.  Depreciation expense increased from $887,324 for the quarter ended March 31, 2007 to $1,014,750 for the quarter ended March 31, 2008.   This was primarily due to the expansions placed in service in 2007.  Amortization of financing costs remained relatively stable for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2008.

Sales of manufactured homes amounted to $1,784,043 and $2,277,764 for the quarters ended March 31, 2008 and 2007, respectively.  Cost of sales of manufactured homes amounted to $1,484,965 and $1,803,378 for the quarters ended March 31, 2008 and 2007, respectively.  Selling expenses amounted to $408,445 and $529,418 for the quarters ended March 31, 2008 and 2007, respectively. These decreases are directly attributable to the decrease in sales.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to ($109,367) and ($55,032) for the quarters ended March 31, 2008 and 2007, respectively.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Liquidity And Capital Resources

Net cash provided by (used in) operating activities increased from ($515,601)  for the quarter ended March 31, 2007 to $2,141,340 for the quarter ended March 31, 2008.  This was primarily due to a decrease in inventory of manufactured homes during 2008 of $542,418 as compared to an increase in inventory of $1,499,228 during 2007.  The Company received, including dividends reinvested of $402,889, new capital of $889,297 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  Mortgages payable increased by $3,752,753 and loans payable decreased by $979,839.  The Company refinanced its D&R Village and Waterfalls Village mortgages for $8,700,000 and paid off the existing mortgages and paid down our margin loans.  The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the quarter ended March 31, 2008 and 2007 is calculated as follows:

	2008	2007

Net (Loss) Income	($ 305,040)	$ 837,241
Loss (Gain) on Sales of Depreciable Assets	4,255	(31,912)
Depreciation Expense	1,014,750	887,324

FFO	$713,965	$1,692,653

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2008 and 2007:

	2008	2007

Operating Activities	$2,141,340	($515,601)
Investing Activities	(3,211,434)	(1,153,559)
Financing Activities	787,560	1,655,956

Safe Harbor Statement

Statements contained in this Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements.  These forward-looking statements are not guaranteed.  They reflect the Company’s current views with respect to future events and finance performance, but are based upon current assumptions regarding the Company’s operations, future results and prospects, and are subject to many uncertainties and factors, some of which are beyond our control, relating to the Company’s operations and business environment which could cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

Such factors include, but are not limited to, the following:  changes in the real estate market and general economic climate; increased competition in the geographic areas in which the Company owns and operates manufactured housing communities; changes in government laws and regulations affecting manufactured housing communities; the ability of the Company to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to the Company; the ability to maintain rental rates and occupancy levels; competitive market forces; changes in market rates of interest; our ability to repay debt financing obligations; our ability to comply with certain debt covenants; continued ability to access the debt or equity markets; the availability of other debt and equity financing alternatives; the loss of any member of our management team; our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant  disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected; changes in federal or state tax rules or regulations that could have adverse tax consequences; our ability to qualify as a real estate investment trust for federal income tax purposes; the ability of manufactured home buyers to obtain financing; the level of repossessions by manufactured home lenders; and those risks and uncertainties referenced under the heading "Risk Factors" contained in the Company’s Form 10-K and other filings with the Securities and Exchange Commission.  You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur.  The forward-looking statements contained in this Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.

ITEM 4 - CONTROLS AND PROCEDURES

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -

Risk Factors

     There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

10

Second Amendment to Employment Contract of Eugene W. Landy, dated April 14, 2008.  (incorporated by reference to the 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2008.  (Registration No. 001-12690)

31.1 Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2 Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Eugene W.  Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMH PROPERTIES, INC.

DATE:

  May 7, 2008

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   May 7, 2008

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer

20