Form 10-Q
period 2008-06-30
UMH PROPERTIES, INC.
filed 2008-08-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2008

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of August 1, 2008 was 10,904,635 shares.

UMH PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

CONTENTS

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

   Consolidated Balance Sheets

3

   Consolidated Statements of Income

4

   Consolidated Statements of Cash Flows

5

   Notes To Consolidated Financial Statements

6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results       of Operations

13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

19

Item 4 - Controls And Procedures

19

PART II - OTHER INFORMATION

20

     Item 1 - Legal Proceedings

20

     Item 1A - Risk Factors

20

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

20

     Item 3 - Defaults Upon Senior Securities

20

     Item 4 - Submission of Matters to a Vote of Security Holders

20

     Item 5 - Other Information

21

     Item 6 - Exhibits

21

SIGNATURES

22

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
- ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	85,814,689	84,949,200
Buildings and Improvements	3,978,478	3,924,696
Rental Homes and Accessories	15,437,765	14,206,317
Total Investment Property	118,531,546	116,380,827
Equipment and Vehicles	7,393,158	7,320,666
Total Investment Property and Equipment	125,924,704	123,701,493
Accumulated Depreciation	(51,282,224)	(49,449,373)
Net Investment Property and Equipment	74,642,480	74,252,120

OTHER ASSETS
Cash and Cash Equivalents	2,464,213	2,221,976
Securities Available for Sale	23,916,221	23,523,231
Inventory of Manufactured Homes	9,499,560	10,853,824
Notes and Other Receivables, net	21,439,816	20,756,996
Unamortized Financing Costs	666,459	541,360
Prepaid Expenses	490,130	574,759
Land Development Costs	5,298,499	3,779,197
Total Other Assets	63,774,898	62,251,343

TOTAL ASSETS	$138,417,378	$136,503,463

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 64,981,571	$ 61,749,700
OTHER LIABILITIES
Accounts Payable	982,845	613,339
Loans Payable	20,294,257	17,022,753
Accrued Liabilities and Deposits	2,533,238	2,590,338
Tenant Security Deposits	563,934	532,200
Total Other Liabilities	24,374,274	20,758,630
Total Liabilities	89,355,845	82,508,330

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 10,898,054 and 10,737,206 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,089,805	1,073,721
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	56,189,673	54,631,309
Accumulated Other Comprehensive Loss	(4,108,381)	(1,042,104)
Cumulative Distributions in Excess of Net Income	(4,109,564)	(667,793)
Total Shareholders’ Equity	49,061,533	53,995,133

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,417,378	$136,503,463

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007

REVENUES:
Rental and Related Income	$ 6,362,034	$ 5,922,391	$12,616,604	$11,752,895
Sales of Manufactured Homes	2,881,014	3,966,284	4,665,057	6,244,048
Interest and Dividend Income	1,129,477	927,766	2,020,906	1,564,801
Gain (Loss) on Securities Transactions, net	55,023	463,929	(595,537)	496,779
Other Income	31,448	70,650	67,506	92,843

Total Revenues	10,458,996	11,351,020	18,774,536	20,151,366

EXPENSES:
Community Operating Expenses	3,396,383	3,222,329	6,578,559	6,264,407
Cost of Sales of Manufactured Homes	2,419,512	3,275,077	3,904,477	5,078,455
Selling Expenses	302,732	388,673	711,177	918,091
General and Administrative Expenses	911,541	885,563	1,897,428	1,713,654
Interest Expense	886,201	750,545	2,386,859	1,605,045
Depreciation Expense	1,017,795	888,648	2,032,545	1,775,972
Amortization of Financing Costs	38,371	46,470	77,815	96,698

Total Expenses	8,972,535	9,457,305	17,588,860	17,452,322

Income before Gain on Sales of Investment Property and Equipment	1,486,461	1,893,715	1,185,676	2,699,044
Gain on Sales of Investment Property and Equipment	24,613	34,612	20,358	66,524

Net Income	$ 1,511,074	$1,928,327	$ 1,206,034	$2,765,568

Net Income per Share -
Basic	$0.14	$0.18	$0.11	$0.27
Diluted	$0.14	$0.18	$0.11	$0.26

Weighted Average Shares Outstanding -
Basic	10,855,788	10,491,261	10,811,604	10,428,493
Diluted	10,855,788	10,501,414	10,811,604	10,442,080

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$1,206,034	$2,765,568
Non-Cash Adjustments:
Depreciation	2,032,545	1,775,972
Amortization of Financing Costs	77,815	96,698
Stock Compensation Expense	51,834	63,940
Increase in Provision for Uncollectible Notes and Other Receivables	146,700	143,888
Loss (Gain) on Securities Transactions, net	595,537	(496,779)
Gain on Sales of Investment Property and Equipment	(20,358)	(66,524)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	1,354,264	(3,121,609)
Notes and Other Receivables	(829,520)	(2,632,451)
Prepaid Expenses	84,629	307,183
Accounts Payable	369,506	(580,596)
Accrued Liabilities and Deposits	(57,100)	659,527
Tenant Security Deposits	31,734	25,270
Net Cash Provided by (Used In) Operating Activities	5,043,620	(1,059,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(2,735,405)	(1,951,558)
Proceeds from Sales of Assets	332,858	662,269
Additions to Land Development	(1,519,302)	(2,603,033)
Purchase of Securities Available for Sale	(3,961,484)	(258,151)
Settlement of Futures Transactions	(304,088)	-0-
Net Proceeds from Sales of Securities Available for Sale	210,768	2,339,910
Net Cash Used in Investing Activities	(7,976,653)	(1,810,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	13,700,000	13,480,000
Principal Payments of Mortgages and Loans	(7,196,625)	(9,214,857)
Financing Costs on Debt	(202,914)	(173,147)
Proceeds from Issuance of Common Stock, net of amount reinvested	846,726	2,330,657
Proceeds from Exercise of Stock Options	-0-	243,521
Dividends Paid, net of amount reinvested	(3,971,917)	(4,335,485)
Net Cash Provided By Financing Activities	3,175,270	2,330,689

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	242,237	(539,787)
CASH & CASH EQUIVALENTS-BEGINNING	2,221,976	2,005,027
CASH & CASH EQUIVALENTS-ENDING	$2,464,213	$1,465,240

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2007 have been omitted.

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

Compensation cost which has been determined consistent with SFAS No. 123R, amounted to $25,917 and $51,834 for the three and six months ended June 30, 2008, respectively, and $31,970 and $63,940 for the three and six months ended June 30, 2007, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2008	2007

Dividend yield	7.48%	6.42%
Expected volatility	18.66%	18.08%
Risk-free interest rate	3.47%	4.66%
Expected lives	8	8

The weighted-average fair value of options granted during the six months ended June 30, 2008 and 2007 was $.65 and $1.36, respectively.

During the six months ended June 30, 2008, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Exercise Price	Expiration Date

1/8/08	1	42,300	$12.97	1/8/16
1/8/08	1	7,700	11.79	1/8/16

As of June 30, 2008, there were options outstanding to purchase 476,000 shares and 1,050,188 shares were available for grant under the Company’s 2003 Stock Option Plan.  During the six months ended June 30, 2007, one employee exercised his stock option and purchased 17,812 shares for a total of $243,521.  Additionally, stock options totaling 11,188 shares expired without being exercised.  As of June 30, 2007, there were options outstanding to purchase 369,000 shares and 1,158,188 shares were available for grant under the Company’s 2003 Stock Option Plan.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-

financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements.  See Note 7 for additional discussion.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of SFAS 141R and SFAS 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The Company is currently evaluating the impact of of SFAS 141R and SFAS 160 but does not believe that the adoption of these statements will have a material effect on our financial condition or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is evaluating the impact of SFAS 162 but does not believe that the adoption of this statement will have a material effect on our financial condition or results of operations, as the Statement does not directly impact the accounting principles applied in the preparation of the Company’s financial statements.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 10,153 and 13,587 shares for the three and six months ended June 30, 2007, respectively are included in the diluted weighted average shares outstanding.  No options were included for the three and six months ended June 30, 2008, since they were antidilutive.

The following table sets forth the components of the Company’s comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months		Six Months
	2008	2007	2008	2007

Net Income	$1,511,074	$1,928,327	$1,206,034	$2,765,568
Change in unrealized loss on securities available for sale	(2,928,588)	(149,296)	(3,066,277)	(154,759)
Comprehensive Income (Loss)	($1,417,514)	$1,779,031	($1,860,243)	$2,610,809

NOTE 3 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  During the quarter ended June 30, 2008, we have settled our position and no longer invest in these contracts. The notional amount of these contracts amounted to $9,000,000 at June 30, 2007.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2007 was an asset of $40,781.  During the three and six months ended June 30, 2008, the Company recorded a realized gain (loss) of $346,472 and ($304,088), respectively, on settled and open futures contracts.  During the three and six months ended June 30, 2007, the Company recorded a realized gain of $202,329 and $140,987, respectively, on settled and open futures contracts.  These gains (losses) are included in gain (loss) on securities transactions, net.

The Company had entered into three interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three and six months ended June 30, 2008 amounted to $214,199 and ($134,341), respectively, and has been recorded as a deduction from (addition to) interest expense.  The change in the fair value of these agreements for the three and six months ended June 30, 2007 amounted to $74,286 and $47,974, respectively, and has been recorded as a deduction from interest expense.  The fair value of these agreements at June 30, 2008 and December 31, 2007 amounted to liabilities of $198,072 and $63,731, respectively, which have been included in accrued liabilities and deposits.

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

On April 28, 2008, the Company closed on a revolving line of credit with Sun National Bank with a maximum availability of $10,000,000.  This revolving line of credit has a maturity date of April 1, 2011 and is secured by the Company's eligible notes receivables.  Interest under this new line is at the prime rate which is currently 5%.  On April 29, 2008, the Company used $5,000,000 of this line of credit to pay down our margin loans.

NOTE 5 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 30, 2008, the Company paid $1,955,780, of which $273,000 was reinvested, as a dividend of $.18 per share to shareholders of record as of June 16, 2008.  Total dividends paid for the six months ended June 30, 2008 amounted to $4,647,805 of which $675,888 was reinvested.  On July 1, 2008, the Company declared a dividend of $.18 per share to be paid on September 15, 2008 to shareholders of record August 15, 2008.

During the six months ended June 30, 2008, the Company received, including dividends reinvested, a total of $1,522,614 from the Dividend Reinvestment and Stock Purchase Plan.  There were 160,848 new shares issued under the Plan.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the Company’s gain (loss) on securities transactions, net for the three and six months ended June 30, 2008 and 2007:

	Three Months		Six Months
	2008	2007	2008	2007

Gain on sale of securities, net	$10,951	$261,600	$10,951	$355,792
Impairment loss	(302,400)	-0-	(302,400)	-0-
Gain (loss) on settled futures contracts	346,472	309,908	(304,088)	188,097
Loss on open futures contracts	-0-	(107,579)	-0-	(47,110)
Gain (loss) on securities transactions, net	$55,023	$463,929	($595,537)	$496,779

During the three and six months ended June 30, 2008, the Company recognized a loss of $302,400 due to the write-down of the carrying value of a security which was considered other than temporarily impaired.  The Company also recognized a total gain (loss) on settled and open futures contracts of $346,472 and ($304,088), respectively.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  As of May 15, 2008, we have settled our position and no longer invest in these contracts.

NOTE 7 - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale and interest rate swap agreements. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 30, 2008:

Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$ 23,916,221	$ 17,916,221	$ 6,000,000	$ -0-
Interest rate swaps (1)	(198,072)	-0-	(198,072)	-0-
	$ 23,718,149	$ 17,916,221	$ 5,801,928	$ -0-

(1)  Included in accrued liabilities and deposits.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

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

NOTE 9 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2008 and 2007 for interest was $2,416,548 and $1,816,580, respectively.  Interest cost capitalized to Land Development was $140,000 and $137,200 for the six months ended June 30, 2008 and 2007, respectively.  The change in fair value of the interest rate swap agreements amounted to ($134,341) and $47,974 for the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008 and 2007, the Company had dividend reinvestments of $675,888 and $883,270, respectively, which required no cash transfers.

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

The Company also holds a portfolio of securities of other REITs and home manufacturers with a balance of $23,916,221 at June 30, 2008.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At June 30, 2008, the Company’s portfolio consisted of 19% preferred stocks, 56% common stocks and 25% debentures.  The securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain on securities transactions, net.  Total revenues decreased by approximately 8% from $11,351,020 for the quarter ended June 30, 2007 to $10,458,996 for the quarter ended June 30, 2008.  Total revenues decreased by approximately 7% from $20,151,366 for the six months ended June 30, 2007 to $18,774,536 for the six months ended June 30, 2008.  These decreases were primarily due to a decrease in sales of manufactured homes and a decrease in the gain (loss) on securities transactions, partially offset by an increase in rental and related income and interest and dividend income.  Gain (loss) on securities transactions decreased by $408,906 and $1,092,316, respectively, for the quarter and six months ended June 30, 2008 as compared to the quarter and six months ended June 30, 2007.  This was primarily due to the write-down of a security which was considered other than temporarily impaired and the loss on settled futures contracts for the six months ended June 30, 2008.  Sales of manufactured homes decreased by approximately 27% and 25%, respectively, for the quarter and six months ended June 30, 2008 as compared to the quarter and six months ended June 30, 2007.  Over the past several years, the availability of liberal terms on loans on conventional housing created a difficult competitive market for sales of manufactured homes.  This resulted in a loss of occupancy from approximately 86% in 2005 to approximately 81% currently.  Although the conventional home lending environment has returned to more disciplined lending practices, the return to affordability and the recovery of manufactured home communities have been slow.

Total expenses decreased by approximately 5% and increased by approximately 1% for the quarter and six months, respectively, ended June 30, 2008 as compared to the quarter and six months ended June 30, 2007.  This was primarily due to an increase in interest expense partially offset by a decrease in cost of sales of manufactured homes and selling expenses.  The increase in interest expense was primarily due to an increase in the balance of mortgages and loans payable and the change in fair value of the Company’s interest rate swaps.

Net income decreased by approximately 22% and 56%, respectively, for the quarter and six months ended June 30, 2008.  This decrease was due primarily to the write-down of $302,400 for the quarter and six months ended June 30, 2008 of a security which was considered other than temporarily impaired, the loss of $304,088 for the six months ended June 30, 2008 on settled futures contracts, the increase in interest expense and the decrease in sales of manufactured homes.

See PART I, Item 1 – Business in the Company’s 2007 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased from $5,922,391 for the quarter ended June 30, 2007 to $6,362,034 for the quarter ended June 30, 2008.  Rental and related income increased from $11,752,895 for the six months ended June 30, 2007 to $12,616,604 for the six months ended June 30, 2008.  This was primarily due to rental increases to residents and an increase in home rental income.  The Company has been raising rental rates by approximately 3% to 6% annually.  Occupancy remained relatively stable at approximately 81% at both December 31, 2007 and June 30, 2008.  The Company has faced many challenges in filling vacant homesites.  The relatively low interest rates and liberal lending practice in 2006 and 2007 made site-built housing more accessible.

Interest and dividend income increased from $927,766 for the quarter ended June 30, 2007 to $1,129,477 for the quarter ended June 30, 2008.  Interest and dividend income increased from $1,564,801 for the six months ended June 30, 2007 to $2,020,906 for the six months ended June 30, 2008.  This was primarily as a result of an increase in dividend income due to a higher average balance of securities available for sale during 2008 as a result of purchases made toward the end of 2007.  The average balance of securities at June 30, 2008 and 2007 was $23,719,726 and $17,038,726, respectively.

Gain (loss) on securities available for sale transactions, net for the three and six months ended June 30, 2008 and 2007 consisted of the following:

	Three Months		Six Months
	2008	2007	2008	2007

Gain on sale of securities, net	$10,951	$261,600	$10,951	$355,792
Impairment loss	(302,400)	-0-	(302,400)	-0-
Gain (loss) on settled futures contracts	346,472	309,908	(304,088)	188,097
Loss on open futures contracts	-0-	(107,579)	-0-	(47,110)
Gain (loss) on securities transactions, net	$55,023	$463,929	($595,537)	$496,779

Gain (loss) on securities transactions, net decreased from $463,929 for the quarter ended June 30, 2007 to $55,023 for the quarter ended June 30, 2008 and from a gain of $496,779 for the six months ended June 30, 2007 to a loss of ($595,537) for the six months ended June 30, 2009.  During the three and six months ended June 30, 2008, the Company recognized a loss of $302,400 due to the write-down of the carrying value of a security which was considered other than temporarily impaired.  The Company also recognized a total gain (loss) on settled and open futures contracts of $346,472 and ($304,088), respectively.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  We have settled our position and no longer invest in these contracts.

Community operating expenses increased from $3,222,329 for the quarter ended June 30, 2007 to $3,396,383 for the quarter ended June 30, 2008.  Community operating expenses increased from $6,264,407 for the six months ended June 30, 2007 to $6,578,559 for the six months ended June 30, 2008.  This was primarily due to an increase in salaries and health insurance costs.  General and administrative expenses increased from $885,563 for the quarter ended June 30, 2007 to $911,541 for the quarter ended June 30, 2008.  General and administrative expenses increased from $1,713,654 for the six months ended June 30, 2007 to $1,897,428 for the six months ended June 30, 2008.  This was primarily due to an increase in professional fees and state franchise taxes.   Interest expense increased from $750,545 for the quarter ended June 30, 2007 to $886,201 for the quarter ended June 30, 2008.  Interest expense increased from $1,605,045 for the six months ended June 30, 2007 to $2,386,859 for the six months ended June 30, 2008.  This was primarily due to an increase in the average balance of mortgages and loans payable and the change in fair value of the Company’s interest rate swaps which decreased interest expense by $47,974 for the six months ended June 30, 2007 but increased interest expense by $134,341 for the six months ended June 30, 2008.  Cash paid for interest during the three and six months ended June 30, 2008 amounted to $1,175,400 and $2,416,548, respectively.  Cash paid for interest during the three and six months ended June 30, 2007 amounted to $902,031 and $1,816,580, respectively.  Depreciation expense increased from $888,648 for the quarter ended June 30, 2007 to $1,017,795 for the quarter ended June 30, 2008.  Depreciation expense increased from $1,775,972 for the six months ended June 30, 2007 to $2,032,545 for the six months ended June 30, 2008.  This was primarily due to the expansions placed in service in 2007.  Amortization of financing costs remained relatively stable for the quarter and six months ended June 30, 2008 as compared to the quarter ended June 30, 2007.

Sales of manufactured homes amounted to $2,881,014 and $3,966,284 for the quarters ended June 30, 2008 and 2007, respectively.  Sales of manufactured homes amounted to $4,665,057 and $6,244,048 for the six months ended June 30, 2008 and 2007, respectively.  Cost of sales of manufactured homes amounted to $2,419,512 and $3,275,077 for the quarters ended June 30, 2008 and 2007, respectively. Cost of sales of manufactured homes amounted to $3,904,477 and $5,078,455 for the six months ended June 30, 2008 and 2007, respectively. Selling expenses amounted to $302,732 and $388,673 for the quarters ended June 30, 2008 and 2007, respectively.  Selling expenses amounted to $711,177 and $918,091 for the six months ended June 30, 2008 and 2007, respectively. These decreases are directly attributable to the decrease in sales.  Income from sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $158,770, or 6% of total sales, for the quarter ended June 30, 2008 as compared to $302,534, or 8% of total sales, for the quarter ended June 30, 2007.  Income from sales operations amounted to $49,403, or 1% of total sales, for the six months ended June 30, 2008 as compared to $247,502, or 4% of total sales, for the six months ended June 30, 2007.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

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

Net cash provided by operating activities increased from net cash used by operating activities of $1,059,913 for the six months ended June 30, 2007 to net cash provided by operating activities of $5,043,620 for the six months ended June 30, 2008.  This increase was primarily due to a decrease in inventory of manufactured homes and a smaller increase in notes and other receivables.  The Company received, including dividends reinvested of $675,888, new capital of $1,522,614 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company sold and wrote-down $502,217, at cost, and purchased $3,961,484 of securities of other real estate investment trusts. Mortgages payable increased by $3,231,871 and loans payable increased by $3,271,504.  The Company refinanced its D&R Village and Waterfalls Village mortgages for $8,700,000, took down $5,000,000 of its new $10,000,000 revolving line of credit and paid off the existing mortgages and paid down our margin loans.  The Company believes that funds generated from operations together with the financing and refinancing of its properties will be sufficient to meet its needs over the next several years.

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

The Company’s FFO for the three and six months ended June 30, 2008 and 2007 is calculated as follows:

	Three Months		Six Months
	2008	2007	2008	2007

Net Income	$1,511,074	$1,928,327	$1,206,034	$2,765,568
Gain on Sales of Depreciable Assets	(24,613)	(34,612)	(20,358)	(66,524)
Depreciation Expense	1,017,795	888,648	2,032,545	1,775,972

FFO	$2,504,256	$2,782,363	$3,218,221	$4,475,016

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2008 and 2007:

	2008	2007

Operating Activities	$5,043,620	($1,059,913)
Investing Activities	(7,976,653)	(1,810,563)
Financing Activities	3,175,270	2,330,689

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4 -

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 18, 2008.  The proposals submitted to the vote of the shareholders and the results of the votes were as follows:

Proposal One – For the election of the following nominees for Director:

                  For

                   Against

Richard H. Molke

            9,064,737.61        396,626.56

Eugene Rothenberg

9,026,417.97        434,946.20

Proposal Two – For the approval of Reznick Group, P.C. as independent auditors for the Company for the fiscal year ending December 31, 2008:

For

Against

Abstain

      9,329,222.97                    99,451.00                   32,691.19

Item 5 -	Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors – none

Item 6 -	Exhibits –

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

31.2 Certification of Anna T. Chew, Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A.  Landy, President and Chief Executive Officer, and Anna T. Chew, Vice President and Chief Financial Officer (Furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMH PROPERTIES, INC.

DATE:

  August 8, 2008

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   August 8, 2008

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer

22