Form 10-Q
period 2008-09-30
UMH PROPERTIES, INC.
filed 2008-11-07
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2008

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of November 1, 2008 was 10,960,093 shares.

UMH PROPERTIES, INC.

for the QUARTER ENDED

SEPTEMBER 30, 2008

     Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Consolidated Balance Sheets

3

Consolidated Statements of Income

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

20

Item 4 - Controls and Procedures

20

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

21

Item 1A - Risk Factors

21

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

21

Item 3 - Defaults Upon Senior Securities

21

Item 4 - Submission of Matters to a Vote Of Security Holders

21

Item 5 - Other Information

21

Item 6 - Exhibits

22

Signatures

23

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
- ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	86,306,798	84,949,200
Buildings and Improvements	3,980,036	3,924,696
Rental Homes and Accessories	15,708,851	14,206,317
Total Investment Property	119,296,299	116,380,827
Equipment and Vehicles	7,430,858	7,320,666
Total Investment Property and Equipment	126,727,157	123,701,493
Accumulated Depreciation	(52,238,007)	(49,449,373)
Net Investment Property and Equipment	74,489,150	74,252,120

OTHER ASSETS
Cash and Cash Equivalents	2,306,207	2,221,976
Securities Available for Sale	26,609,765	23,523,231
Inventory of Manufactured Homes	8,848,493	10,853,824
Notes and Other Receivables, net	21,973,416	20,756,996
Unamortized Financing Costs	637,765	541,360
Prepaid Expenses	737,815	574,759
Land Development Costs	5,723,062	3,779,197
Total Other Assets	66,836,523	62,251,343

TOTAL ASSETS	$141,325,673	$136,503,463

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 64,541,220	$ 61,749,700
OTHER LIABILITIES
Accounts Payable	489,520	613,339
Loans Payable	23,627,742	17,022,753
Accrued Liabilities and Deposits	2,639,528	2,590,338
Tenant Security Deposits	538,056	532,200
Total Other Liabilities	27,294,846	20,758,630
Total Liabilities	91,836,066	82,508,330

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 10,951,439 and 10,737,206 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,095,144	1,073,721
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	56,605,558	54,631,309
Accumulated Other Comprehensive Income	(3,338,440)	(1,042,104)
Cumulative Distributions in Excess of Net Income	(4,872,655)	(667,793)
Total Shareholders’ Equity	49,489,607	53,995,133

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$141,325,673	$136,503,463

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007

REVENUES:
Rental and Related Income	$6,421,211	$6,055,129	$19,037,815	$17,808,024
Sales of Manufactured Homes	2,788,360	3,565,742	7,453,417	9,809,790
Interest and Dividend Income	1,006,084	724,811	3,026,990	2,289,612
Gain (Loss) on Securities Transactions, net	10,043	(458,614)	(585,494)	38,165
Other Income	14,360	84,206	81,866	177,049

Total Revenues	10,240,058	9,971,274	29,014,594	30,122,640

EXPENSES:
Community Operating Expenses	3,190,263	3,309,579	9,768,822	9,573,896
Cost of Sales of Manufactured Homes	2,383,739	3,026,775	6,288,216	8,105,230
Selling Expenses	414,358	417,809	1,125,535	1,335,900
General and Administrative Expenses	864,423	904,927	2,761,851	2,618,581
Interest Expense	1,140,359	1,266,835	3,527,218	2,871,880
Depreciation Expense	1,017,213	919,751	3,049,758	2,695,723
Amortization of Financing Costs	38,370	38,595	116,185	135,293

Total Expenses	9,048,725	9,884,271	26,637,585	27,336,593

Income before Gain on Sales of Investment Property and Equipment	1,191,333	87,003	2,377,009	2,786,047
Gain on Sales of Investment Property and Equipment	9,684	23,236	30,042	89,760

Net Income	$1,201,017	$ 110,239	$2,407,051	$2,875,807

Net Income per Share -
Basic	$ 0.11	$ 0.01	$ 0.22	$ 0.27
Diluted	$ 0.11	$ .0.01	$ 0.22	$ 0.27

Weighted Average Shares Outstanding -
Basic	10,916,458	10,606,346	10,844,901	10,486,197
Diluted	10,918,369	10,607,730	10,855,017	10,492,867

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 2,407,051	$ 2,875,807
Non-Cash Adjustments:
Depreciation	3,049,758	2,695,723
Amortization of Financing Costs	116,185	135,293
Stock Compensation Expense	61,091	97,570
Increase in Provision for Uncollectible Notes and Other Receivables	220,050	176,128
(Gain) Loss on Securities Transactions, net	585,494	(38,165)
Gain on Sales of Investment Property and Equipment	(30,042)	(89,760)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	2,005,331	(3,613,297)
Notes and Other Receivables	(1,436,470)	(3,285,281)
Prepaid Expenses	(163,056)	56,087
Accounts Payable	(123,819)	529,176
Accrued Liabilities and Deposits	49,190	345,289
Tenant Security Deposits	5,856	45,771
Net Cash Provided by (Used in) Operating Activities	6,746,619	(69,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(3,738,115)	(4,247,264)
Proceeds from Sales of Assets	481,369	792,277
Additions to Land Development	(1,943,865)	(4,863,738)
Purchase of Securities Available for Sale	(6,070,875)	(9,959,797)
Settlement of Futures Transactions	(304,088)	-0-
Proceeds from Sales of Securities Available for Sale	406,599	4,695,431
Net Cash Used in Investing Activities	(11,168,975)	(13,583,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	13,700,000	23,919,000
Principal Payments of Mortgages and Loans	(4,303,491)	(7,596,974)
Financing Costs on Debt	(212,590)	(329,106)
Proceeds from Issuance of Common Stock	1,001,731	3,162,969
Proceeds from Exercise of Stock Options	-0-	243,521
Dividends Paid, net of amount reinvested	(5,679,063)	(6,581,727)
Net Cash Provided By Financing Activities	4,506,587	12,817,683

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,231	(835,067)
CASH & CASH EQUIVALENTS-BEGINNING	2,221,976	2,005,027
CASH & CASH EQUIVALENTS-ENDING	$ 2,306,207	$ 1,169,960

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein reflect all adjustments which were, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008 and for all periods presented.  All adjustments made in the interim period were of a normal recurring nature.  Certain footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements and notes thereto included in the annual report of the Company for the year ended December 31, 2007 have been omitted.

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

Compensation cost which has been determined consistent with SFAS No. 123R, amounted to $9,257 and $61,091 for the three and nine months ended September 30, 2008, respectively, and $33,630 and $97,570 for the three and nine months ended September 30, 2007, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2008	2007

Dividend yield	8.13%	6.54%
Expected volatility	18.52%	18.09%
Risk-free interest rate	3.46%	4.79%
Expected lives	8	8

The weighted-average fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.46 and $1.29, respectively.

During the nine months ended September 30, 2008, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Option Price	Expiration Date

1/8/08	1	42,300	$12.97	1/8/16
1/8/08	1	7,700	11.79	1/8/16
9/25/08	14	50,000	7.55	9/25/16

As of September 30, 2008, there were options outstanding to purchase 526,000 shares and 1,000,188 shares were available for grant under the Company’s 2003 Stock Option Plan.  During the nine months ended September 30, 2007, one employee exercised his stock option and purchased 17,812 shares for a total of $243,521.  Additionally, stock options totaling 11,188 shares expired without being exercised.  As of September 30, 2007, there were options outstanding to purchase 427,000 shares and 1,100,188 shares were available for grant under the Company’s 2003 Stock Option Plan.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of SFAS 141R and SFAS 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The Company is currently evaluating the impact of SFAS 141R and SFAS 160 but does not believe that the adoption of these statements will have a material effect on our financial condition or results of operations.

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

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 1,911 and 10,116 shares for the three and nine months ended September 30, 2008, respectively, and 1,384 and 6,670 shares for the three and nine months ended September 30, 2007, respectively, are included in the diluted weighted average shares outstanding.  As of September 30, 2008 and 2007, options to purchase 476,000 and 345,000 shares, respectively, were antidilutive.

The following table sets forth the components of the Company’s comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	2008	2007	2008	2007

Net Income	$1,201,017	$110,239	$2,407,051	$2,875,807
Increase (Decrease) in unrealized gain on securities available for sale	769,971	(194,512)	(2,296,336)	(349,271)
Comprehensive Income (Loss)	$1,970,958	($84,274)	$110,715	$2,526,536

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the Company’s gain (loss) on securities transactions, net for the three and nine months ended September 30, 2008 and 2007:

	Three Months		Nine Months
	2008	2007	2008	2007

Gain (loss) on sale of securities, net	$10,043	($92,117)	$20,994	$263,675
Impairment loss	-0-	-0-	(302,400)	-0-
Loss on settled futures contracts	-0-	(516,264)	(304,088)	(328,167)
Goss on open futures contracts	-0-	149,767	-0-	102,657
Gain (loss) on securities transactions, net	$10,043	($458,614)	($585,494)	$38,165

During the three and nine months ended September 30, 2008, the Company recognized a loss of $-0- and $302,400, respectively, due to the write-down of the carrying value of a security which was considered other than temporarily impaired.  The Company also recognized a total loss on settled and open futures contracts of $-0- and ($304,088), respectively.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  As of May 15, 2008, we have settled our position and no longer invest in these contracts.

 NOTE 4 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  In May 2008, we settled our position and no longer invest in these contracts. The notional amount of these contracts amounted to $9,000,000 at September 30, 2007.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  The fair value of the derivatives at December 31, 2007 was an asset of $40,781.  During the three and nine months ended September 30, 2008, the Company recorded a realized loss of $-0- and $304,088, respectively, on settled and open futures contracts.  During the three and nine months ended September 30, 2007, the Company recorded a realized loss of $366,497 and $225,510, respectively, on settled and open futures contracts.  These losses are included in gain (loss) on securities transactions, net.

The Company had entered into three interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three and nine months ended September 30, 2008 amounted to $52,257 and ($82,084), respectively, and has been recorded as a deduction from (addition to) interest expense.  The change in the fair value of these agreements for the three and nine months ended September 30, 2007 amounted to ($264,856) and ($216,882), respectively, and has been recorded as an addition to interest expense.  The fair value of these agreements at September 30, 2008 and

December 31, 2007 amounted to liabilities of $145,815 and $63,731, respectively, which have been included in accrued liabilities and deposits.  As of September 30, 2008, two of these agreements had expired.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

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

On July 21, 2008, the Company extended its mortgages on Cranberry Village and Forest Park Village to November 1, 2008, and subsequently extended them to December 31, 2008.  On October 17, 2008, the Company received a commitment letter from Sun National Bank to refinance these mortgages.

During the quarter ended September 30, 2008, the Company extended its unsecured line of credit with Bank of America to November 30, 2008.  Subsequently, the Company received a commitment from Bank of America to further extend this line to November 30, 2009.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On September 15, 2008, the Company paid $1,964,108, of which $256,962 was reinvested, as a dividend of $.18 per share to shareholders of record as of August 15, 2008.  Total dividends paid for the nine months ended September 30, 2008 amounted to $6,611,913, of which $932,850 was reinvested.  On October 1, 2008, the Company declared a dividend of $.18 per share to be paid on December 15, 2008 to shareholders of record November 17, 2008.

During the nine months ended September 30, 2008, the Company received, including dividends reinvested, a total of $1,934,581 from the Dividend Reinvestment and Stock Purchase Plan.  There were 214,233 new shares issued under the Plan.

NOTE 7 - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale and interest rate swap agreements. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 30, 2008:

Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$ 26,609,765	$ 20,609,765	$ 6,000,000	$ -0-
Interest rate swaps (1)	(145,815)	-0-	(145,815)	-0-
	$ 26,463,950	$ 20,609,765	$ 5,854,185	$ -0-

(1)  Included in accrued liabilities and deposits.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Eugene W. Landy, Chairman of the Board (the second amendment).  The amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and Monmouth Real Estate Investment Corporation.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

NOTE 9 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2008 and 2007 for interest was $3,759,720 and $2,643,885, respectively.  Interest cost capitalized to Land Development was $221,600 and $243,940 for the nine months ended September 30, 2008 and 2007, respectively.  The change in fair value of the interest rate swap agreements amounted to ($82,084) and ($216,882) for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008 and 2007, the Company had dividend reinvestments of $932,850 and $1,290,611, respectively, which required no cash transfers.

NOTE 11 – SUBSEQUENT EVENTS

Included in our securities available for sale is $1,000,000 of the Monmouth Capital Corporation (MCC) convertible subordinated debentures due October 23, 2013.  On October 10, 2008, Monmouth Real Estate Investment Corporation, a related entity and the parent company of MCC, repurchased these debentures.  The repurchase was at par.

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

The Company also holds a portfolio of securities of other REITs and home manufacturers with a balance of $26,609,765 at September 30, 2008.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At September 30, 2008, the Company’s portfolio consisted of 12% preferred stocks, 65% common stocks and 23% debentures.  The securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain (loss) on securities transactions, net.  Total revenues increased by approximately 3% from $9,971,274 for the quarter ended September 30, 2007 to $10,240,058 for the quarter ended September 30, 2008.  Total revenues decreased by approximately 4% from $30,122,640 for the nine months ended September 30, 2007 to $29,014,594 for the nine months ended September 30, 2008.  The increase for the quarter was primarily due to an increase in rental and related revenue, interest and dividend income, and gain on securities transactions, net, partially offset by a decrease in sales of manufactured homes.  The decrease for the nine months was primarily due to a decrease in sales of manufactured homes and a decrease in the gain (loss) on securities transactions, partially offset by an increase in rental and related income and interest and dividend income.  Gain (loss) on securities transactions increased (decreased) by $468,657 and ($623,659), respectively, for the quarter and nine months ended September 30, 2008 as compared to the quarter and nine months ended September 30, 2007.  The increase for the quarter was due to a larger loss on open and settled futures contracts during 2007.  The decrease for the nine months was primarily due to the write-down of a security which was considered other than temporarily impaired during 2008. Sales of manufactured homes decreased by approximately 22% and 24%, respectively, for the quarter and nine months ended September 30, 2008 as compared to the quarter and nine months ended September 30, 2007.  Over the past several years, the availability of liberal lending terms for conventional housing created a difficult competitive market for sales of manufactured homes.  This resulted in a loss of occupancy from approximately 86% in 2005 to approximately 80% currently.  Although the conventional home lending environment has returned to more disciplined lending practices, the return to affordability and the recovery of manufactured home communities have been slow.  We believe that the decline in consumer confidence, the inability of our customers to sell their current homes, and the turmoil in the financial markets have negatively impacted our home sales.

Total expenses decreased by approximately 8% and increased by approximately 3% for the quarter and nine months, respectively, ended September 30, 2008 as compared to the quarter and nine months ended September 30, 2007.  This was primarily due to a decrease in cost of sales of manufactured homes and selling expenses partially offset by an increase in interest expense and depreciation expense.  The increase in interest expense was primarily due to an increase in the balance of mortgages and loans payable.

Net income increased by approximately 989% for the quarter ended September 30, 2008 primarily due to the increase in rental and related income, interest and dividend income, gain on securities transactions, net, and a decrease in expenses.  Net income decreased by approximately 16% for the nine months ended September 30, 2008.  This decrease was due primarily to the write-down of $302,400 of a security which was considered other than temporarily impaired, the loss of $304,088 for the nine months ended September 30, 2008 on settled futures contracts, the increase in interest expense and the decrease in sales of manufactured homes.

See PART I, Item 1 – Business in the Company’s 2007 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased from $6,055,129 for the quarter ended September 30, 2007 to $6,421,211 for the quarter ended September 30, 2008.  Rental and related income increased from $17,808,024 for the nine months ended September 30, 2007 to $19,037,815 for the nine months ended September 30, 2008.  This was primarily due to rent increases to residents and an increase in home rental income.  The Company has been raising rental rates by approximately 3% to 6% annually.  Occupancy remained relatively stable at approximately 81% at December 31, 2007 and 80% at September 30, 2008.  The Company has faced many challenges in filling vacant homesites.  The relatively low interest rates and liberal lending environment in 2006 and 2007 made site-built housing more accessible.

Interest and dividend income increased from $724,811 for the quarter ended September 30, 2007 to $1,006,084 for the quarter ended September 30, 2008.  Interest and dividend income increased from $2,289,612 for the nine months ended September 30, 2007 to $3,026,990 for the nine months ended September 30, 2008.  This was primarily as a result of an increase in dividend income due to a higher average balance of securities available for sale during 2008.  The average balance of securities at September 30, 2008 and 2007 was $25,066,498 and $20,385,225, respectively.

Gain (loss) on securities available for sale transactions, net for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three Months		Nine Months
	2008	2007	2008	2007

Gain (loss) on sale of securities, net	$10,043	($92,117)	$20,994	$263,675
Impairment loss	-0-	-0-	(302,400)	-0-
Loss on settled futures contracts	-0-	(516,264)	(304,088)	(328,167)
Gain on open futures contracts	-0-	149,767	-0-	102,657
Gain (loss) on securities transactions, net	$10,043	($458,614)	($585,494)	$38,165

Gain (loss) on securities transactions, net increased from a loss of ($458,614) for the quarter ended September 30, 2007 to a gain of $10,043 for the quarter ended September 30, 2008 and decreased from a gain of $38,165 for the nine months ended September 30, 2007 to a loss of ($585,494) for the nine months ended September 30, 2008.  During the three and nine months ended September 30, 2008, the Company recognized a loss of $-0- and $302,400, respectively, due to the write-down of the carrying value of a security which was considered other than temporarily impaired.  The Company also recognized a total loss on settled and open futures contracts of $-0- and ($304,088), respectively.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  As of May 15, 2008, we settled our position and no longer invest in these contracts.

Community operating expenses decreased from $3,309,579 for the quarter ended September 30, 2007 to $3,190,263 for the quarter ended September 30, 2008.  This was primarily due to a decrease in salary expense.  Community operating expenses increased from $9,573,986 for the nine months ended September 30, 2007 to $9,768,822 for the nine months ended September 30, 2008.  This was primarily due to an increase in utilities and health insurance costs.  General and administrative expenses decreased from $904,927 for the quarter ended September 30, 2007 to $864,423 for the quarter ended September 30, 2008.  This was primarily due to a decrease in salary expense.  General and administrative expenses increased from $2,618,581 for the nine months ended September 30, 2007 to $2,761,851 for the nine months ended September 30, 2008.  This was primarily due to an increase in professional fees and state franchise taxes.   Interest expense decreased from $1,266,835 for the quarter ended September 30, 2007 to $1,140,359 for the quarter ended September 30, 2008.  This was primarily due to the change in the fair value of the Company’s interest rate swaps, which decreased interest expense by approximately $52,000 for the quarter ended September 30, 2008, but increased interest expense by approximately $265,000 for the quarter ended September 30, 2007.  Interest expense increased from $2,871,880 for the nine months ended September 30, 2007 to $3,527,218 for the nine months ended September 30, 2008.  This was primarily due to an increase in the average balance of mortgages and loans payable partially offset by the change in fair value of the Company’s interest rate swaps.  The change in fair value of the interest rate swaps increased interest expense by approximately $82,000 and $217,000 for the nine months ended September 30, 2008 and 2007, respectively.  Cash paid for interest during the quarter ended September 30, 2008 and 2007 amounted to $1,274,216 and $1,108,719, respectively.  Cash paid for interest during the nine months ended September 30, 2008 and 2007 amounted to $3,759,720 and

$2,643,885, respectively.  Depreciation expense increased from $919,751 for the quarter ended September 30, 2007 to $1,017,213 for the quarter ended September 30, 2008.  Depreciation expense increased from $2,695,723 for the nine months ended September 30, 2007 to $3,049,758 for the nine months ended September 30, 2008.  This was primarily due to the expansions placed in service in 2007.  Amortization of financing costs remained relatively stable for the quarter and nine months ended September 30, 2008 as compared to the quarter and nine months ended September 30, 2007.

Sales of manufactured homes amounted to $2,788,360 and $3,565,742 for the quarters ended September 30, 2008 and 2007, respectively.  Sales of manufactured homes amounted to $7,453,417 and $9,809,790 for the nine months ended September 30, 2008 and 2007, respectively.  Cost of sales of manufactured homes amounted to $2,383,739 and $3,026,775 for the quarters ended September 30, 2008 and 2007, respectively. Cost of sales of manufactured homes amounted to $6,288,216 and $8,105,230 for the nine months ended September 30, 2008 and 2007, respectively. Selling expenses amounted to $414,358 and $417,809 for the quarters ended September 30, 2008 and 2007, respectively.  Selling expenses amounted to $1,125,535 and $1,335,900 for the nine months ended September 30, 2008 and 2007, respectively.  Income from sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to ($9,737), or (0.3%) of total sales, for the quarter ended September 30, 2008, as compared to $121,158, or 3% of total sales, for the quarter ended September 30, 2007.  Income from sales operations amounted to $39,666, or 1% of total sales, for the nine months ended September 30, 2008 as compared to $368,660, or 4% of total sales, for the nine months ended September 30, 2007.

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

Net cash provided by operating activities increased from net cash used by operating activities of $69,659 for the nine months ended September 30, 2007 to net cash provided by operating activities of $6,746,619 for the nine months ended September 30, 2008.  This increase was primarily due to a decrease in inventory of manufactured homes and a smaller increase in notes and other receivables.  The Company received, including dividends reinvested of $932,850, new capital of $1,934,581 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  The Company sold and wrote-down $688,005, at cost, and purchased $6,070,875 of securities of other real estate investment trusts. Mortgages payable increased by $2,791,520 and loans payable increased by $6,604,989.  The Company refinanced its D&R Village and Waterfalls Village mortgages for $8,700,000, took down $5,000,000 of its new $10,000,000 revolving line of credit and paid off the existing mortgages and paid down our margin loans.  The Company extended its mortgages on Cranberry Village and Forest Park Village to November 1, 2008, and subsequently extended them to December 31, 2008.  On October 17, 2008, the Company received a commitment letter from Sun National Bank to refinance these mortgages.  The Company also extended its unsecured line of credit with Bank of America to November 30, 2008, and subsequently, received a commitment from Bank of America to further extend this line to November 30, 2009.

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

The Company’s FFO for the three and nine months ended September 30, 2008 and 2007 is calculated as follows:

	Three Months		Nine months
	2008	2007	2008	2007

Net Income	$1,201,017	$110,239	$2,407,051	$2,875,807
Gain on Sales of Depreciable Assets	(9,684)	(23,236)	(30,042)	(89,760)
Depreciation Expense	1,017,213	919,751	3,049,758	2,695,723

FFO	$2,208,546	$1,006,754	$5,426,767	$5,481,770

The following are the cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2008 and 2007:

	2008	2007

Operating Activities	$6,746,619	($69,659)
Investing Activities	(11,168,975)	(13,583,091)
Financing Activities	4,506,587	12,817,683

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings – none

Item 1A – Risk Factors

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds – none

Item 3 – Defaults Upon Senior Securities – none

Item 4 – Submission of Matters to a Vote of Security Holders – none

Item 5 – Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – none

Item 6 – Exhibits

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

  November 7, 2008

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   November 7, 2008

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer

23