Form 10-K
period 2008-12-31
UMH PROPERTIES, INC.
filed 2009-03-10
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                   ___Yes   X    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ___Yes    X    No

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2008 was $95,357,973.  Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2008 was $77,738,125.

The number of shares outstanding of issuer's common stock as of March 6, 2009 was 11,035,782 shares.

Documents Incorporated by Reference:

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

TABLE OF CONTENTS

PART I

3

Item 1 – Business

3

Item 1A – Risk Factors

5

Item 1B – Unresolved Staff Comments

11

Item 2 – Properties

11

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

28

Item 8 – Financial Statements and Supplementary Data

29

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

30

Item 9A – Controls and Procedures

30

Item 9B – Other Information

32

PART III

33

Item 10 – Directors, Executive Officers and Corporate Governance

33

Item 11 – Executive Compensation

34

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

42

Item 13 – Certain Relationships and Related Transactions, and Director Independence

44

Item 14 – Principal Accounting Fees and Services

44

PART IV

46

Item 15 – Exhibits, Financial Statement Schedules

46

SIGNATURES

81

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

Background

Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company’s stock, spun off to its shareholders in a registered distribution three shares of UMH Properties, Inc. for each share of Monmouth Capital Corporation.  The Company in 1984 and 1985 issued additional shares through rights offerings.  The Company has been in operation for forty-one years, the last twenty-three of which have been as a publicly-owned corporation.

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

The Company also invests in both debt and equity securities of other REITs and public companies in the manufactured housing sector. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.  The securities portfolio, to the extent not pledged to secure borrowing, provides the Company with liquidity and additional income.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At December 31, 2008 and 2007, the Company had $21,575,072 and $23,523,231, respectively, of securities available for sale.  Included in these securities are Preferred Stock and Debt securities of $3,165,346 and $5,000,000, respectively at December 31, 2008 and $2,423,588 and $6,000,000, respectively, at December 31, 2007.  The unrealized net loss on securities available for sale at December 31, 2008 and 2007 amounted to $5,671,361 and $1,042,104, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.  The Company anticipates that renovation expenditures with respect to its present properties during 2009 will be consistent with 2008 expenditures, which amounted to approximately $2,500,000.  It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

On March 1, 2009, the Company had approximately 100 employees, including Officers.  During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

Item 1A – Risk Factors

Current Global Financial Conditions and Credit Crisis

Our banking arrangements may be impacted by the financial viability of our lenders.  Current global financial conditions have been characterized by increased market volatility.  Several financial institutions have either gone into bankruptcy or have had to be re-capitalized by governmental authorities.  Access to financing has been negatively impacted by both the rapid decline in value of sub-prime mortgages and the credit crisis.  These factors may adversely affect our ability to obtain equity or debt financing in the future on terms favorable to us.  We may need to find new or additional sources of funding.  Additionally, these factors, as well as other related factors, may cause decreases in our securities portfolio that are deemed to be other than temporary, which may result in impairment charges.

The current global credit crisis has significantly affected our financial markets and economy.  The housing market has also been significantly impacted by the credit crisis. These conditions are likely to affect the availability and cost of financing for our home-buyers.  Additionally, the selling prices of homes that we market may be pressured due to competition from excess inventories of new and pre-owned homes and from foreclosures.  This may negatively affect our operations and result in lower sales, occupancy, income and cash flows.

Real Estate Industry and Competition Risks

The Company’s investments are subject to the risks generally associated with the ownership of real property, including the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, population and demographic trends, employment and personal income trends, changes in the relative demand (and thus the relative price) of the Company’s real estate investments when compared to other investments, adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability of mortgage funds, costs and terms of mortgage funds, the financial conditions of residents and sellers of properties, changes in real estate tax rates and other operating expenses (including corrections of potential environmental issues as well as more stringent governmental regulations regarding the environment), governmental rules and fiscal policies including possible proposals for rent controls, as well as expenses resulting from acts of God, uninsured losses and other factors which are beyond the control of the Company.

The Company’s investments in real estate assets are primarily concentrated in the manufactured housing/residential sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.  Our investments are primarily in rental properties and are subject to the risk or inability to attract or retain residents with a consequent decline in rental income as a result of adverse changes in local real estate markets or other factors.  We compete with other owners and operators of real estate, some of which own properties similar to ours in the same submarkets in which our properties are located.  If our competitors offer rental rates below current market rates or below the rental rates we currently charge our residents, we may lose potential residents, and we may be pressured to reduce our rental rates below those we currently charge in order to retain residents.  As a result, our financial condition, cash flow, cash available for distribution, market price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

The Company may be unable to sell properties when appropriate because real estate investments are illiquid.  Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions.  In addition, the Internal Revenue Code of 1986 (the Code) limits our ability to sell our properties.  The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service debt and make distributions to our stockholders.

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

Governmental Regulations

The Company is subject to significant regulation that inhibits our activities and may increase our costs.  Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities.  These regulations may prevent the Company from taking advantage of economic opportunities.  Legislation such as the Americans with Disabilities Act may require us to modify our properties and noncompliance could result in the imposition of fines or an award of damages to private litigants.

Future legislation may impose additional requirements.  No prediction can be made as to what requirements may be enacted or what changes may be implemented to existing legislation.

Rent control affects only two of the Company’s manufactured home communities which are in New Jersey and has resulted in a slower growth of earnings from these properties.

Environmental Liability Risks

Environmental liabilities could affect our profitability.  Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate or have owned or operated.  They may be liable to the government or to third parties for property damage, investigation costs and cleanup costs.  In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.  There is no way of determining at this time the magnitude of any potential liability to which the Company may be subject arising out of unknown environmental conditions or violations with respect to the properties it owns.  Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, or released from, the property.  A conveyance of the property, therefore, does not relieve the owner or operator from liability.  The Company is not aware of any environmental liabilities relating to its properties which would have a material adverse effect on its business, assets, or results of operations.  However, no assurance can be given that environmental liabilities will not arise in the future.

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

We face risks associated with the use of debt to fund acquisitions, including refinancing risk.  We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.   In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value.  A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our shareholders, and the market price of, our stock.

We face risks related to “balloon payments.”  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  There can be no assurance whether we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial performance and ability to make distributions to our shareholders.

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

Amendment of Business Policies

The Company may amend our business policies without shareholder approval.  The Board of Directors determines the growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies.  Although the Board of Directors has no present intention to amend or revise any of these policies, these policies may be amended or revised without notice to shareholders.  Accordingly, shareholders may not have control over changes in Company policies.  Management cannot assure shareholders that changes in our policies will serve fully the interests of all shareholders.

Other Risks

The market value of our Common Stock could decrease based on the Company’s performance and market perception and conditions. The market value of the Company’s Common Stock may be based primarily upon the market's perception of the Company’s growth potential and current and future cash distributions, and may be secondarily based upon the real estate market value of the Company’s underlying assets. The market price of the Company’s Common Stock is influenced by the distribution on the Company’s Common Stock relative to market interest rates. Rising interest rates may lead potential buyers of the Company’s Common Stock to expect a higher dividend rate, which would adversely affect the market price of our Common Stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company’s ability to service our indebtedness and pay distributions.

There are restrictions on the transfer of the Company’s Common Stock. To maintain the Company’s qualification as a REIT under the Code, no more than 50% in value of the Company’s outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, the Company’s charter and bylaws contain provisions restricting the transfer of the Company’s Common Stock.

The Company’s earnings are dependent, in part, upon the performance of our investment portfolio. Management invests in and owns securities of other real estate investment trusts and public companies in the manufactured housing sector. To the extent that the value of those investments declines or those investments do not provide a return, the Company’s earnings could be adversely affected.

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

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met.  An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation.  In our Articles of Incorporation, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with Monmouth Real Estate Investment Corporation, a Maryland corporation.

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

To qualify as a REIT, and to continue to qualify as a REIT, the Company must comply with certain highly technical and complex requirements. The Company cannot be certain it has complied, and will always be able to comply, with these requirements because there are few judicial and administrative interpretations of these provisions.  In addition, facts and circumstances that may be beyond the Company’s control may affect the Company’s ability to continue to qualify as a REIT.  The Company cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to the Company’s qualification as a REIT or with respect to the Federal income tax consequences of qualification.  The Company believes that it has qualified as a REIT since it adopted REIT status in 1992 and intends to continue to qualify as a REIT.  However, the Company cannot assure you that the Company is qualified or will remain qualified.

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

	Number of	Occupied Sites at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2008	December 31, 2008

Allentown	429	398	$354
4912 Raleigh-Millington Road
Memphis, TN 38128

Brookview Village	133	114	$390
Route 9N
Greenfield Center, NY 12833

Cedarcrest	283	280	$481
1976 North East Avenue
Vineland, NJ 08360

	Number of	Occupied Sites at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2008	December 31, 2008

Cranberry Village	195	169	$447
201 North Court
Cranberry Township, PA 16066

Cross Keys Village	133	101	$312
Old Sixth Avenue Road, RD #1
Duncansville, PA 16635

D & R Village	240	217	$432
Route 146, RD 13
Clifton Park, NY 12065

Fairview Manor	318	318	$475
2110 Mays Landing Road
Millville, NJ 08332

Forest Park Village	252	194	$402
724 Slate Avenue
Cranberry Township, PA 16066

Heather Highlands	404	264	$308
109 S. Main Street
Pittston, PA 18640

Highland Estates	327	278	$456
60 Old Route 22
Kutztown, PA 19530

Kinnebrook	221	199	$448
201 Route 17B
Monticello, NY 12701

Lake Sherman Village	238	146	$347
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	217	166	$275
1943 St. Joseph Street
Cresson, PA 16630

Memphis Mobile City	157	156	$322
3894 N. Thomas Street
Memphis, TN 38127

Oxford Village	224	223	$492
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village/Pine Manor	184	137	$414
147 Amy Drive
Carlisle, PA 17013

	Number of	Occupied Sites at	Monthly Rent Per Site at
Name of Community	Sites	December 31, 2008	December 31, 2008

Pine Valley Estates	218	134	$308
700 Pine Valley Estates
Apollo, PA 15613

Port Royal Village	462	269	$359
400 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	231	192	$292
2066 Victory Road
Marion, OH 43302

Sandy Valley Estates	364	272	$346
801 First, Route #2
Magnolia, OH 44643

Somerset Estates/Whispering Pines	248	200	$225
1873 Husband Rd
Somerset, PA 15501

Southwind Village	250	250	$330
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	151	127	$267
7140-29 Selby Road
Athens, OH 45701

Waterfalls Village	202	162	$436
3450 Howard Road
Hamburg, NY 14075

Weatherly Estates	270	182	$352
271 Weatherly Drive
Lebanon, TN 37087

Woodland Manor	149	74	$298
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	157	151	$601
Route 35
Eatontown, NJ 07724

Wood Valley	161	86	$295
1493 N. Whetstone River Road
Caledonia, OH 43314

The Company actively seeks to have older homes removed from the community and replaced by newer modern homes.  During 2008, the Company sold approximately 180 newer homes in our communities.  However, the total number of occupied sites decreased by 69 sites.  Approximately 250 homes left the communities for various reasons, including demolished as obsolete.  Overall occupancy declined from 81% at December 31, 2007 to 80% at

December 31, 2008 primarily due to new expansion sites placed in service in the fourth quarter.  The ability of manufactured home communities to be renewed and upgraded is believed to be a positive factor.

Residents generally rent sites on a month-to-month basis.  Some residents have one-year leases.  Southwind Village and Woodlawn Village (both in New Jersey) are the only communities subject to local rent control laws.

In connection with the operation of its communities, the Company operates approximately 600 rental units.  These are homes owned by the Company and rented to residents.  The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies.  The rental homes produce income on both the home and for the site which might otherwise be non-income producing.  The Company sells the older rental homes when the opportunity arises.

The Company has approximately 1,200 sites in various stages of engineering/construction.  Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $122,000,000 (at original cost) in manufactured home properties.  These consist of 28 separate manufactured home communities and related equipment and improvements.  No one community constitutes more than 10% of the total assets of the Company.  Port Royal Village with 462 sites, Allentown with 429 sites, Heather Highlands with 404 sites, Sandy Valley Estates with 364 sites, Highland Estates with 327 sites, Fairview Manor with 318 sites, and Cedarcrest with 283 sites, are the larger properties.

Mortgages on Properties

The Company has mortgages on various properties.  The maturity dates of these mortgages range from the year 2009 to 2019.  Interest varies from fixed rates of 4.75% to 8.04% and variable rates of prime plus 1/2% to LIBOR plus 1.75%.  The weighted-average interest rate on our mortgages was approximatedly 6.1% at December 31, 2008.  The aggregate balances of these mortgages total $65,952,895 at December 31, 2008.  (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Item 3 – Legal Proceedings

Legal proceedings are incorporated herein by reference and filed as Part IV, Item 15(a)(1)(vi), Note 12 of the Notes to Consolidated Financial Statements – Commitments, Contingencies and Legal Matters.

Item 4 – Submission of Matters To a Vote of Security Holders

No matters were submitted during the fourth quarter of 2008 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares are listed on the NYSE Alternext US (symbol UMH).  The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2008			2007
	HIGH	LOW	Distribution	HIGH	LOW	Distribution

First Quarter	11.98	9.71	$ .25	$16.50	$14.30	$ .25
Second Quarter	10.59	7.96	.18	15.40	14.00	.25
Third Quarter	8.75	6.95	.18	14.31	11.26	.25
Fourth Quarter	7.28	5.12	.18	14.00	10.42	.25
			$0.79			$1.00

On March 4, 2009, the closing price of the Company’s stock was $5.22.

As of December 31, 2008, there were approximately 772 registered shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2008 and 2007, total distributions paid by the Company amounted to $8,586,170 or $0.79 per share ($.5582 taxed as ordinary income and $.2318 as a return of capital) and $10,543,602 or $1.00 per share ($.4903 taxed as ordinary income and $.5097 as a return of capital), respectively.

It is the Company’s intention to continue distributing quarterly dividends.  On February 3, 2009, the Company declared a cash dividend of $.18 per share to be paid on March 16, 2009 to shareholders of record February 17, 2009.  Future dividend policy will depend on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has a Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  See Note 6 in the Notes to the Consolidated Financial Statements for a description of the plans.

The following table summarizes information, as of December 31, 2008, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)

Equity Compensation Plans Approved by Security Holders	526,000	$14.08	1,000,188

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	526,000	$14.08	1,000,188

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

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2008.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	2008	2007	2006	2005	2004

Operating Data:

Total Revenues	$36,656,400	$38,840,701	$42,644,610	$39,339,573	$34,357,882
Total Expenses	35,143,911	36,307,278	36,962,736	32,392,720	26,176,771
Gain on Sales of Investment
Property and Equipment	14,661	99,318	158,403	43,489	20,638
Net Income	1,527,150	2,632,741	5,840,277	6,990,342	8,201,749
Net Income Per Share -
Basic	.14	.25	.58	.74	.95
Diluted	.14	.25	.58	.74	.95

Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$8,267,886	$2,766,606	$4,161,938	$3,034,698	$5,115,754
Investing Activities	(11,941,757)	(21,089,748)	(2,591,532)	(13,415,488)	(2,398,003)
Financing Activities	4,235,145	18,540,091	(4,120,735)	6,161,334	2,812,190

Balance Sheet Data:

Total Assets	$137,939,325	$136,503,463	$115,740,444	$114,782,535	$103,164,988
Mortgages Payable	65,952,895	61,749,700	46,817,633	48,706,241	50,501,243
Shareholders’ Equity	44,721,700	53,995,133	57,640,419	54,839,324	48,804,743

Other Information:

Average Number of
Shares Outstanding	10,876,840	10,535,162	10,093,546	9,473,155	8,598,686
Funds from Operations (1)	$5,585,059	$6,191,659	$9,097,444	$10,300,749	$11,355,784
Cash Dividends Per Share	.79	1.00	.985	.9775	.9450

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

The Company’s FFO is calculated as follows:

	2008	2007	2006	2005	2004

Net Income	$1,527,150	$2,632,741	$5,840,277	$6,990,342	$8,201,749
Gain on Sales of Depreciable Assets	(14,661)	(99,318)	(158,403)	(43,489)	(20,638)
Depreciation Expense	4,072,570	3,658,236	3,415,570	3,353,896	3,174,673

FFO	$5,585,059	$6,191,659	$9,097,444	$10,300,749	$11,355,784

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

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through, its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  The Company owns twenty-eight communities containing approximately 6,800 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company also invests in debt and equity securities of other REITs and public companies in the manufactured housing sector.

The Company also holds a portfolio of securities of other REITs and public companies in the manufactured housing sector with a fair value of $21,575,072 at December 31, 2008.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  At December 31, 2008, the Company’s portfolio consisted of 15% preferred stocks, 62% common stocks and 23% debentures.  The Company’s weighted-average yield on the securities portfolio was approximately 11% at December 31, 2008.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income from securities and the financing of manufactured home sales, and gain (loss) on securities transactions, net.  Total revenues decreased by approximately 6% for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  This was primarily due to a decrease in sales of manufactured homes of approximately 25% for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Rental and related income increased from $23,997,178 for the year ended December 31, 2007 to $25,542,745 for the year ended December 31, 2008, or approximately 6%.  This was primarily due to rental increases to residents and an increase in home rental income.

Interest and dividend income increased by approximately $961,000 or 29% in 2008 as compared to 2007.  The increase was due mainly to a higher balance of manufactured home notes receivable and to higher invested fund balances of securities.

Loss on securities transactions, net increased from approximately $1,398,000 for the year ended December 31, 2007 to $2,861,000 for the year ended December 31, 2008, or 105%.  This was due primarily to an increase in the loss on closed futures contracts and impairment losses.  During 2008, the Company recognized approximately $2,548,000 in impairment losses due to the writing down of the carrying value of certain securities which were considered other than temporarily impaired and a loss on closed futures contracts of approximately $304,000.  The Company has unrealized losses of approximately $5,671,000 in its securities portfolio as of December 31, 2008.  Additional impairment losses may be recognized if the securities market remains at current levels and the financial results of the underlying companies deteriorate.  The securities market has recently been driven to inordinately low prices and high yields.  We believe this to be the result of indiscriminate selling and not the result of normal pricing considerations. The dividends received from our securities investments continue to meet our expectations and anticipate realizing satisfactory returns. It is our intent to hold these securities long-term. As the credit markets begin to function again, more efficient pricing should return to the securities markets.

Total expenses decreased by approximately 3% for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  This was primarily due to decreases in cost of sales of manufactured homes,  selling expenses, and general and administrative expenses partially offset by increases in interest expense, community operating expenses and depreciation expense.  The increase in interest expense was primarily due to an increase in the balance of mortgages and loans payable.

Income from community operations (defined as rental and related income less community operating expenses) increased from $11,364,136 for the year ended December 31, 2007 to $12,458,786, an increase of approximately $1,095,000 or 10%.

Net income for the year ended December 31, 2008 decreased approximately 42% or $1,106,000 due primarily to an increase in the loss on securities transactions of $1,462,000, a decrease in income from the sales operation of $635,000, an increase in depreciation expense of $414,000 and an increase in interest expense of $786,000 partially offset by an increase in income from community operations of $1,095,000, an increase in interest and dividend income of $961,000 and a decrease in general and administrative expenses of $344,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  Management is continuing to seek communities for acquisition, but the current acquisition environment is very competitive.

Over the past several years, the availability of liberal lending terms for conventional housing created a difficult competitive market for sales of manufactured homes.  This resulted in a loss of occupancy from approximately 86% in 2005 to approximately 80% currently.  Although the conventional home lending environment has returned to more disciplined lending practices, the return to affordability and the recovery of manufactured home communities have been slow.  We believe that the rising unemployment rate, the decline in consumer confidence, the inability of our customers to sell their current homes, and the turmoil in the financial markets have negatively impacted our home sales.

The Company has approximately $3,000,000 in cash, $22,000,000 in REIT securities, and $3,000,000 available on its unsecured line of credit as of December 31, 2008.  The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next year.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Significant Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

 Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities.  Management individually reviews and evaluates our marketable securities for impairment on an annual basis or when events or circumstances occur.  Management considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.  If a decline in fair value is determined to be other than temporary,  an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the  new cost basis.

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs and public companies in the manufactured housing sector.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  Held-to-maturity, trading and available-for-sale.  As of December 31, 2008 and 2007, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Other

Estimates are used when accounting for the allowance for doubtful accounts for our rents and loans receivable, potentially excess and obsolete inventory and contingent liabilities, among others.  These estimates are susceptible to change and actual results could differ from these estimates.  The effects of changes in these estimates are recognized in the period they are determined.

Results of Operations

2008 vs. 2007

Rental and related income increased from $23,997,178 for the year ended December 31, 2007 to $25,542,745 for the year ended December 31, 2008, or approximately 6%, primarily due to rental increases to residents and an increase in home rental income.  During 2008, the Company was able to obtain average rent increases of approximately 5%.

Occupancy, as well as the ability to increase rental rates, directly affects revenues.  The Company’s occupancy rate has decreased from 81% in 2007 to 80% in 2008.  This decline included 34 expansions sites placed in service in the fourth quarter.  The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and enhance shareholder value.  The Company has faced many challenges in filling vacant homesites.  Despite selling approximately 180 newer homes into our communities, our occupancy declined by 69 sites.  Approximately 250 homes left the communities for various reasons, including demolished as obsolete.  Relatively low interest rates have continued to make site-built housing more accessible.  Attractive apartment rental deals continue to hinder occupancy advances.

Sales of manufactured homes decreased from $12,672,844 for the year ended December 31, 2007 to $9,560,912 for the year ended December 31, 2008, or 25%.  Cost of sales of manufactured homes decreased from $10,371,404 for the year ended December 31, 2007 to $8,225,464 for the year ended December 31, 2008, or 21%.  Selling expenses decreased from $1,712,257 for the year ended December 31, 2007 to $1,381,135 for the year ended December 31, 2008, or 19%.  Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) decreased from income of $589,183 for the year ended December 31, 2007 to loss of $45,687 for the year ended December 31, 2008, or 108%.  This decrease was primarily due to a decrease in sales.  Adverse conditions have existed in the manufactured housing industry and the broader housing market in the U.S. for several years.  The turmoil in the economy and the financial markets, the inability of our customers to sell their current homes and the decline in consumer confidence have negatively impacted our sales and our gross profit percentage.  The gross profit percentage decreased from 18% for the year ended December 31, 2007 to 14% for the year ended December 31, 2008.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Interest and dividend income increased from $3,357,524 for the year ended December 31, 2007 to $4,318,512 for the year ended December 31, 2008, or 29%.   The increase was due mainly to a higher balance of manufactured home notes receivable and to higher invested fund balances and yields on securities.  The average balance of notes receivable at December 31, 2008 and 2007 was $21,838,734 and $18,865,463, respectively.  The average balance of securities at December 31, 2008 and 2007 was $22,549,152 and $20,715,913.  The Company’s weighted-average yield on the securities portfolio was approximately 11% and 8% at December 31, 2008 and 2007, respectively.

(Loss) Gain on securities transactions, net consists of the following:

	2008	2007

Gross realized gains	$ 22,379	$ 362,626
Gross realized losses	(30,965)	(98,951)
Net loss on closed futures contracts	(304,088)	(704,509)
Unrealized gain on open futures contracts	-0-	40,781
Impairment loss	(2,548,130)	(998,324)

Total Loss on Securities Transactions, net	($2,860,804)	($1,398,377)

Loss on securities transactions, net increased from $1,398,377 for the year ended December 31, 2007 to $2,860,804 for the year ended December 31, 2008.  This was due primarily to the write-down of the carrying value of nine securities which were considered other than temporarily impaired.  The Company has unrealized losses of $5,671,361 in its securities portfolio as of December 31, 2008.  Additional impairment losses may be recognized if the securities market remains at current levels and the financial results of the underlying companies deteriorate.  The securities market has recently been driven to inordinately low prices and high yields.  We believe this to be the result of indiscriminate selling and not the result of normal pricing considerations. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term and anticipate realizing satisfactory returns. As the credit markets begin to function again, more efficient pricing should return to the securities markets.

Community operating expenses increased from $12,633,042 for the year ended December 31, 2007 to $13,083,959 for the year ended December 31, 2008, or 4%.  This was primarily as a result of expansions completed during 2007 and 2008 and an increase in sewer expense and health insurance.

General and administrative expenses decreased from $3,583,594 for the year ended December 31, 2007 to $3,239,882 for the year ended December 31, 2008, or 10%.  This was primarily as a result of a decrease in income and franchise taxes.  The Company is continuing to expand its operations.  Total assets have increased from approximately $94,000,000 as of December 31, 2003 to approximately $138,000,000 as of December 31, 2008.

Interest expense increased from $4,171,109 for the year ended December 31, 2007 to $4,957,437 for the year ended December 31, 2008, or 19%.  This was primarily as a result of an increase in mortgages payable and the change in fair value of the Company’s interest rate swaps.  The change in fair value of the Company’s interest rate swaps increased interest expense by approximately $327,000 in 2008 and $467,000 in 2007.  Additionally, there was an increase in the average balance of our loans payable.  The average balance of our loans payable amounted to approximately $20,300,000 and $12,600,000 in 2008 and 2007, respectively.  Interest capitalized on construction in progress amounted to $315,985 and $378,030 for 2008 and 2007, respectively.

Depreciation expense increased from $3,658,236 for the year ended December 31, 2007 to $4,072,570 for the year ended December 31, 2008, or 11%, primarily as a result of the new expansions placed in service in 2007 and 2008.

Amortization of financing costs remained relatively stable for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Gain on sale of investment property and equipment decreased from $99,318 for the year ended December 31, 2007 to $14,661 for the year ended December 31, 2008, or 85%.  This was primarily as a result of the sale of older rental units to existing residents during 2007.

Income from community operations (defined as rental and related income less community operating expenses) increased from $11,364,136 for the year ended December 31, 2007 to $12,458,786, an increase of approximately $1,095,000 or 10%.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable	$65,952,895	$16,697,283	$7,341,815	$14,322,415	$27,591,382
Operating Lease Obligations	240,000	180,000	60,000	-0-	-0-
Retirement Benefits	737,050	65,000	100,000	100,000	472,050
Total	$66,929,945	$16,942,283	$7,501,815	$14,422,415	$28,063,432

Mortgages payable represents the principal amounts outstanding based on scheduled payments.  The interest rates on these mortgages vary from fixed rates ranging from 4.75% to 8.04% and variable rates of prime plus 1/2% to LIBOR plus 1.75%.  The above table does not include the Company’s obligation under short-term borrowings including its loans and lines of credit as described in Note 5 of the Notes to Consolidated Financial Statements.

Operating lease obligations represent a lease, with a related party, for the Company’s corporate offices.  The original lease is for a five-year term with monthly lease payments of $12,000.  During 2005, the Company renewed this lease for an additional five-year term with monthly lease payments of $15,000.  The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.  Approximately 60% of the monthly lease payment plus its proportionate share of real estate taxes and common area maintenance is reimbursed by other related entities utilizing the leased space (See Note 8 of the Notes to Consolidated Financial Statements).

Retirement benefits represent the total future amount to be paid, on an undiscounted basis, relating to certain executive officers.  These benefits are based upon specific employment agreements.  The agreements do not require the Company to separately fund the obligation and therefore will be paid from the general assets of the Company.  The Company has accrued these benefits on a present value basis over the terms of the agreements (See Note 8 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity decreased from $53,995,133 as of December 31, 2007 to $44,721,700 as of December 31, 2008, principally due to distributions to shareholders in excess of net income and to an increase in unrealized loss on securities available for sale.  This was partially offset by proceeds from the dividend reinvestment and stock purchase plan (DRIP).

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

The current economic downturn and the lack of liquidity in the lending environment may impact management’s ability to grow by acquiring additional properties or REIT securities.  Current economic indicators show the US economy to be contracting. The length and depth of this recession are unknown at this time. However, the affordability of our homes and the slow-down in site-built homes should enable the Company to perform well despite the slowing economy.

As of December 31, 2008, the Company had $2,783,250 of cash and cash equivalents, securities available for sale of $21,575,072 subject to margin and term loans totaling $9,014,354, and approximately $3.3 million available on its lines of credit.  The Company has a $10,000,000 line of credit for the financing of homes, of which $8,750,000 was utilized at December 31, 2008, and a $5,000,000 unsecured line of credit, of which $1,665,655 was utilized at December 31, 2008.  The Company also has a $7,500,000 revolving credit facility to finance inventory purchases, of which $4,181,565 was utilized at December 31, 2008.  At December 31, 2008, the Company owns twenty-eight communities of which 13 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

Net cash provided by operating activities amounted to $8,267,886, $2,766,606 and $4,161,938  for the years ended December 31, 2008, 2007 and 2006, respectively.  Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory of manufactured homes, loans to customers for the sales of manufactured homes, purchases of manufactured home communities and expansion of existing communities.  The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing.  During 2008, the Company refinanced its D&R Village and Waterfalls Village mortgages for $8,700,000 with Bank of America.  The Company also refinanced its Cranberry Village and Forest Park Village mortgages for $6,500,000 with Sun National Bank.  The dividend payments were primarily made from cash flow from operations.  The increase in 2008 as compared to 2007 was primarily due to a decrease in inventory of manufactured homes and a smaller increase in notes and other receivables due to the financing of manufactured home sales.  The decrease in 2007 as compared to 2006 was primarily due to a decrease in net income and an increase in inventory of manufactured homes.

Net cash used by investing activities amounted to $11,941,757, $21,089,748 and $2,591,532 for the years ended December 31, 2008, 2007 and 2006, respectively.  Net cash provided (used) by financing activities amounted to $4,235,145, $18,540,091 and ($4,120,735) for the years ended December 31, 2008, 2007 and 2006, respectively.  In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements and expansion programs, purchase of manufactured homes for rent, purchases of securities, scheduled mortgage amortization and dividend distributions.

During 2006, the Company purchased a manufactured home community in Lebanon, Tennessee for a total purchase price of approximately $5,200,000.

The Company invests in debt and equity securities of other REITs and public companies in the manufactured housing sector for liquidity and additional income.  During 2008, the Company’s securities portfolio decreased by $1,948,159 primarily due to sales of securities with a cost of $1,615,292, write-downs for impairment losses of $2,548,130 and an increase in the unrealized loss of $4,629,257.  This decrease was partially offset by purchases of $6,844,520.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  At December 31, 2008, $6,514,354 was outstanding on the margin loan.  Additionally, the Company also has a $2,500,000 loan with Two River Community Bank collateralized by the $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures.

The securities market has recently been driven to inordinately low prices and high yields. This has resulted in substantial unrealized losses on our holdings. We believe this to be the result of indiscriminate selling and not the result of normal pricing considerations. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term. As the credit markets begin to function again, more efficient pricing should return to the securities markets.

The Company has two mortgages that are due during 2009.  Management intends and has the ability to refinance these mortgages.

The Company owns approximately 600 rental units.  The Company tries to sell these homes to existing residents.  The Company estimates that in 2009 it will purchase approximately 50 manufactured homes to replace these homes for a total cost of approximately $1,500,000.  Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service.  Excluding expansions and rental home purchases, the Company is budgeting approximately $1,000,000 in capital improvements for 2009.

The Company’s only significant commitments and contractual obligations relate to its mortgages payable, retirement benefits and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), in which participants can purchase stock from the Company at a price at approximately 95% of market.  During 2008, amounts received, including dividends reinvested of $1,197,451, amounted to $2,342,186.  During 2008, the Company paid

$8,586,170, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2009 will be comparable to 2008.

During the year ended December 31, 2007, two employees exercised their stock options and purchased 18,812 shares for a total of $254,121.  During the year ended December 31, 2006, six employees exercised their stock options and purchased 38,000 shares for a total of $407,613.

The Company has undeveloped land which it could develop over the next several years. The Company is also exploring the utilization of vacant land for town houses.  The Company continues to analyze the highest and best use of its vacant land.

As of December 31, 2008, the Company had total assets of $137,939,325 and liabilities of $93,217,625.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS No. 157 for a financial asset in an inactive market.  The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements.  See Note 13 for additional discussion.

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

The following table sets forth information as of December 31, 2008, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Weighted Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2009	$ 2,632,486	4.75%	$12,769,347	$15,401,833
2010	-0-	-0-	-0-	-0-
2011	4,976,931	6.36%	-0-	4,976,931
2012	4,985,401	7.36%	-0-	4,985,401
2013	8,463,399	5.61%	-0-	8,463,399
Thereafter	29,533,321	6.26%	2,592,010	32,125,331
Total	$50,591,538		$15,361,357	$65,952,895
Estimated Fair Value	$49,945,429		$15,361,357	$65,306,786

The Company’s variable rate long-term debt consists of two mortgage loans with interest rates ranging from prime plus ½% to LIBOR plus 1.75%.  To minimize the variability that changes in interest rates could have on its future cash flows, the Company has entered into an interest rate swap agreement.  The interest rate swap agreement has the effect of fixing the interest rate relative to the $12,769,347 mortgage loan.  The effective fixed interest rate on this loan is 5.82%.

The Company's remaining variable rate debt totals $2,592,010 as of December 31, 2008 which bears interest at prime plus ½%.  If prime increased or decreased by 1%, the Company believes its interest expense would have increased or decreased by approximately $26,000, based on the balance of long-term debt outstanding at December 31, 2008.

The Company also has approximately $21,100,000 in variable rate debt due on demand.  This debt primarily consists of $6,500,000 margin loans secured by marketable securities, $4,200,000 outstanding on our inventory financing line, $8,700,000 outstanding on our revolving line of credit to finance home sales and $1,700,000 outstanding on our line of credit.  The interest rates on these loans range from 2% to 7.7% at December 31, 2008.  The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2008.  The value of marketable securities was $21,575,072 as of December 31, 2008.

The Company also has a $2,500,000 6.75% fixed rate loan due November 8, 2009 secured by securities.

The Company invests in both debt and equity securities of other REITs and public companies in the manufactured housing sector and is primarily exposed to equity price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2008	March 31	June 30	September 30	December 31

Total Revenues	$8,315,540	$10,458,996	$10,240,058	$7,643,806
Total Expenses	8,616,325	8,972,535	9,048,725	8,506,326
Net Income (Loss) (1)	(305,040)	1,511,074	1,201,017	(879,901)
Net Income (Loss) per Share – Basic	($.03)	.14	.11	(.08)
Diluted	($.03)	.14	.11	(.08)

2007	March 31	June 30	September 30	December 31

Total Revenues	$8,800,346	$11,351,020	$9,971,274	$8,718,061
Total Expenses	7,995,017	9,457,305	9,884,271	8,970,685
Net Income (Loss) (1)	837,241	1,928,327	110,239	(243,066)
Net Income (Loss) per Share – Basic	.08	.18	.01	(.02)
Diluted	.08	.18	.01	(.02)

(1)

Fluctuations are primarily due to changes in the fair value of interest rate swaps and Gain (Loss) on Securities Transactions, net.  During 2008 and 2007, the Company recognized a loss of $2,548,130 and $998,324, respectively, due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 25, 2008, the Company dismissed Reznick Group, P.C. (Reznick) as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

The audit reports of Reznick on the consolidated financial statements of the Company and subsidiaries as of and for the years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  The audit reports of Reznick on the effectiveness of internal control over financial reporting as of December 31, 2007 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the two fiscal years ended December 31, 2007 and the subsequent interim period preceding such dismissal, there were no (1) disagreements with Reznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Reznick, would have caused them to make reference to the subject matter of the disagreements in connection with its report or (2) reportable events of the kind described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Reznick with a copy of the disclosure contained in Form 8-K filed on June 30, 2008 and requested that Reznick furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  Reznick’s letter, dated June 26, 2008, is filed as Exhibit 16.1 to the Form 8-K filed on June 30, 2008.

Effective as of June 25, 2008, the Company engaged PKF, Certified Public Accountants, a Professional Corporation (PKF) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements.  The decision to engage PKF was approved by the Audit Committee of the Board of Directors as of such date.

During the fiscal years ended December 31, 2007 and 2006 and the subsequent interim period preceding such engagement, the Company has not consulted PKF regarding either (a) the application of accounting principles to any completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or (b) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

We have provided a copy of the disclosures in this report to PKF and offered them the opportunity to furnish a letter to the Commission contemplated by Item 304(a)(2)(ii)(D) of Regulation S-K.  PKF has advised that it does not intend to furnish such a letter to the Commission.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2008.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

PKF, the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(b)

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited UMH Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (3) receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 In our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of UMH Properties, Inc. as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended and our report dated March 6, 2009 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
March 9, 2009	Certified Public Accountants
A Professional Corporation

(c)    Changes in Internal Control over Financial Reporting

There have been no changes to internal control over financial reporting during the Company’s fourth fiscal quarter.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The following are the Directors and Executive Officers of the Company as of December 31, 2008.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	50	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Chief Financial Officer (1991 to present) and Director (1993 to 2004, and 2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1995

Eugene W. Landy	75	Chairman of the Board (1995 to present), President (1969 to 1995) and Director. Attorney at Law; President, Chief Executive Officer and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1969

Michael P. Landy	46

Vice President – Investments (2001 to present).  Executive Vice President – Investments (2001 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; President (1998 to 2001) of Siam Records, LLC; Chief Engineer and Technical Director (1987 to 1998) of GRP Recording Company.

			N/A

Samuel A. Landy	48	President (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1992

James E. Mitchell	68	Independent Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present).	2001

Richard H. Molke	82	Independent Director. General Partner of Molke Family Limited Partnership (1994 to present).	1986

Eugene Rothenberg	76	Independent Director. Retired physician; Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1977

Stephen B. Wolgin	54	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Partner with the Logan Equity Distressed Fund (2007-present); Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2007

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen B. Wolgin (Chairman), James E. Mitchell, Richard H. Molke and Eugene Rothenberg.  The Company’s Board of Directors has determined that Stephen B. Wolgin and James E. Mitchell are financial experts and are independent.

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

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2008, as well as the other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the "named executive officers."

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

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the president is entitled to receive an annual cash bonus of up to 21% of base salary, based on the achievement of certain performance goals (7% of base salary for achievement of each performance goal) set by the Committee.  The following are the performance goals for the president:

a.

FFO per share to increase 5% per year. Income to be calculated based on ordinary park operation including sales of homes after tax income.  Extraordinary one time items are not to be included for performance purposes.  Any increase or decrease in the number of shares is to be adjusted so that the determination is based on a constant number of shares.

b.

There shall be a minimum of 175 new home sales per year.

c.

Occupancy to increase 25 units per year, not including any increased occupancy occurring through acquisitions.

In addition to its determination of the executive's individual performance levels for 2008, the Committee also compared the executive's total compensation for 2008 to that of similarly-situated personnel in the REIT industry.  The Committee used the Residential Sector of the Real Estate Compensation Survey (the survey), produced under the guidance of the National Association of Real Estate Investment Trusts (NAREIT), as a guide to setting compensation levels.  Participant company data is not presented in a manner that specifically identifies any named individual or company. This survey details compensation by position type with statistical salary and bonus information for each position.  The Company’s salary and bonus amounts are compared to the ranges presented for reasonableness.   The Company’s total compensation fell in the lowest range (25th percentile) of this survey.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2008, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

In addition, the named executive officers' employment agreements each contain provisions relating to change in control events and severance upon termination for events other than without cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment Agreements” provided below in Item 11 of this report.

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year.  Mr. Eugene Landy also received $19,801 in director’s fees and fringe benefits.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President, including funds from operations.  Mr. Samuel Landy is under an employment agreement with the Company.  His base compensation under this contract was $363,739 for 2008.  Mr. Samuel Landy also received bonuses totaling $43,452 and $23,750 in director’s fees and fringe benefits.  These bonuses were primarily based upon his meeting certain performance goals.

Ms. Chew is under an employment agreement with the Company.  Her base compensation under this contract is $248,208 for 2008.  Ms. Chew also received bonuses totaling $24,547 and $26,220 in director’s fees and fringe benefits.  These bonuses were based on performance, recommended by the president and approved by the Committee.

Ms. Nagelberg is under an employment agreement with the Company.  Her base compensation under this contract is $169,644 for 2008.  Ms. Nagelberg also received bonuses totaling $8,525.  These bonuses were based on performance, recommended by the president and approved by the Committee.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

James E. Mitchell

Richard H. Molke

Eugene Rothenberg

Stephen B. Wolgin

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2008, 2007 and 2006 to the Chairman of the Board, President and Vice President.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus	Option Awards (6)	All Other Compen-sation	Total

Eugene W. Landy	2008	$175,000	$ -0-	$ -0-	$19,801 (1)	$194,801
Chairman of the	2007	175,000	-0-	-0-	18,801 (1)	193,801
Board	2006	175,000	-0-	-0-	36,300 (2)	211,300

Samuel A. Landy	2008	363,739	43,452	32,268	23,750 (3)	463,209
President	2007	363,739	42,239	67,876	22,600 (3)	496,454
	2006	346,418	63,513	69,318	25,600 (3)	504,849

Anna T. Chew (5)	2008	248,208	24,547	2,800	26,220 (3)	301,775
Vice President	2007	236,389	22,092	12,600	25,070 (3)	296,151
	2006	225,133	23,659	15,000	25,969 (3)	289,761

Allison Nagelberg	2008	169,644	8,525	1,400	-0-	179,569
General Counsel	2007	149,138	3,107	6,300	-0-	158,545
	2006	-0-	-0-	-0-	143,202 (4)	143,202

(1)

Represents Director’s fees of $17,000 and $16,000 for 2008 and 2007, respectively, and fringe benefits.

(2)

Represents Director’s fees of $16,000, legal fees of $17,500 and fringe benefits.

(3)

Represents Director’s fees of $17,000, $16,000 and $16,000 for 2008, 2007 and 2006, respectively, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)

Prior to 2007, Ms. Nagelberg worked as an independent contractor.  Total payments to Ms. Nagelberg amounted to $143,202 for 2006.

(5)

Approximately 25% of her compensation is billed to MREIC and, prior to the merger, MCC.

(6)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model for 2008, 2007, and 2006, respectively: expected volatility of 18.52%, 18.09% and 18.50%; risk-free interest rate of 3.46%, 4.79% and 4.63%; dividend yield of 8.13%, 6.54% and 6.33%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(7)

Michael P. Landy, the Company’s Vice President – Investments, is paid by MREIC, a related company.  Approximately 40% of his compensation cost, or $75,000 for 2008, is allocated to the Company by MREIC, pursuant to a cost sharing agreement between the Company and MREIC.  Please see MREIC’S annual report on Form 10-K for details of Mr. Michael Landy’s employment agreement and compensation arrangement.  Mr. Michael Landy also received stock options to purchase 5,000 and 10,000 shares of the Company’s common stock, for 2008 and 2007, respectively.  The estimated value of these options based on the Black-Scholes stock option valuation model as described in (5) above was $1,400 and $12,600 for 2008 and 2007, respectively.

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

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 2008:

Name	Grant Date	Number of Shares Underlying Options (1)	Exercise Price of Option Award	Grant Date Fair Value (2)

Samuel A. Landy	01/08/08	7,700	$12.97	$3,927
Samuel A. Landy	01/08/08	42,300	11.79	28,341
Anna T. Chew	09/25/08	10,000	7.55	2,800
Allison Nagelberg	09/25/08	5,000	7.55	1,400

(1)

These options expire 8 years from grant date.

(2)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 18.52%; risk-free interest rate of 3.46%; dividend yield of 8.13%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2008:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable (1)	Option Exercise Price	Option Expiration Date

Samuel A. Landy	25,000		$12.95	01/04/10
Samuel A. Landy	25,000		16.92	08/18/11
Samuel A. Landy	25,000		18.62	01/16/12
Samuel A. Landy	6,400		17.19	02/01/13
Samuel A. Landy	43,600		15.62	02/01/13
Samuel A. Landy	5,800		17.21	01/09/14
Samuel A. Landy	44,200		15.62	01/09/14
Samuel A. Landy	5,800		17.06	01/03/15
Samuel A. Landy	44,200		15.51	01/03/15
Samuel A. Landy		7,700	12.97	01/08/16
Samuel A. Landy		42,300	11.79	01/08/16

Anna T. Chew	10,000		15.00	08/25/11
Anna T. Chew	10,000		13.05	07/06/12
Anna T. Chew	10,000		15.05	07/18/13
Anna T. Chew	10,000		15.15	07/21/14
Anna T. Chew	10,000		14.21	07/19/15
Anna T. Chew		10,000	7.55	09/25/16

Michael P. Landy	10,000		14.21	07/19/15
Michael P. Landy		5,000	7.55	09/25/16

Allison Nagelberg	5,000		14.21	07/19/15
Allison Nagelberg		5,000	7.55	09/25/16

(1)  All options are exercisable one year from date of grant, January 8, 2009 for Mr. Samuel Landy and September 25, 2009 for Ms. Chew, Mr. Michael Landy and Ms. Nagelberg.

Employment Agreements

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board.  Under this agreement, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile.  Additionally, there may be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance.  In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly.  On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments.  In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death.  The Employment Agreement automatically renews each year for successive one-year periods.  Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000.  Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years.  On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and MREIC.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

Effective January 1, 2005, the Company and Samuel A. Landy, President and Chief Executive Officer, entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $329,922 for 2005, $346,418 for 2006 and $363,739 for 2007 plus bonuses and customary fringe benefits.  Bonuses are at the discretion of the Board of Directors and are based on certain guidelines.  Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 50,000 shares in each year of the contract.  On severance by the Company, Mr. Samuel Landy is entitled to one year’s salary.  In the event of disability, Mr. Samuel Landy will receive lost wages from a disability insurance policy.  In the event a merger of the Company, sale or change of control, Mr. Landy shall have the right to extend and renew this Employment Agreement so that the expiration date will be three years from the date of merger, sale or change of control.  Mr. Samuel Landy’s salary remained at $363,739 for 2008.

Effective January 1, 2009, the Company and Samuel A. Landy entered into a new three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $300,000 for 2009, $315,000 for 2010 and $330,000 for 2011, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy will also receive stock options to purchase 75,000 shares in January 2009 and 25,000 shares in January 2010.  Mr. Samuel Landy will receive customary fringe benefits, four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2006, the Company and Anna T. Chew, Vice President and Chief Financial Officer, entered into a three-year Employment Agreement.  Ms. Chew will receive an annual base salary of $225,133 for 2006, plus bonuses and customary fringe benefits.  Each year Ms. Chew will receive a 5% increase in her base salary.  Ms. Chew will also receive four weeks vacation, use of an automobile, and stock options for 10,000 shares in each year of the contract.  On severance by the Company, Ms. Chew is entitled to an additional one year’s salary.  In the event of disability, Ms. Chew will receive lost wages from a disability insurance policy.  In the event of a merger of the Corporation, sale or change of control, Ms. Chew shall have the right to extend and renew this Employment Agreement so that the expiration date will be three years from the date of merger, sale or change of control.

Effective January 1, 2009, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $248,200 for 2009, $260,600 for 2010 and $273,700 for 2011, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2007, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $161,566 for 2007, $169,977 for 2008 and $178,126 for 2009, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks vacation and reimbursement of reasonable and necessary business expenses.  Pursuant to this employment agreement, the Company’s president must request annually that the Company’s stock option committee grant Ms. Nagelberg an option to purchase 5,000 shares of the Company’s common stock, although the employment agreement does not require that the stock option committee grant any options.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to one year’s compensation.

Other Information

Except as provided in the specific agreements described above, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees.  The Company’s employees may elect to participate in the Company’s 401(k) Plan.

DIRECTOR COMPENSATION

The Directors receive a fee of $1,500 for each Board meeting attended, $500 for each Board phone meeting and an additional fixed annual fee of $10,000, payable $2,500 quarterly.   Directors appointed to house committees receive $150 for each meeting attended.  Those specific committees are Compensation Committee, Audit Committee and Nominating Committee.

The following table sets forth a summary of director compensation for the fiscal year ended December 31, 2008:

	Fees Earned or Paid in Cash
Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Total

Ernest Bencivenga (1)	$10,000	$7,000	$-0-	$17,000
Anna T. Chew	10,000	7,000	-0-	17,000
Charles Kaempffer (1)	10,000	7,000	600	17,600
Eugene W. Landy	10,000	7,000	-0-	17,000
Samuel A. Landy	10,000	7,000	-0-	17,000
James E. Mitchell (2)	10,000	7,000	900	17,900
Richard H. Molke (2)	10,000	7,000	900	17,900
Eugene Rothenberg (2)	10,000	7,000	900	17,900
Robert G. Sampson (1)	-0-	1,500	-0-	1,500
Stephen B. Wolgin (2)	10,000	7,000	900	17,900

Total	$90,000	$64,500	$4,200	$158,700

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

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2008 by:

-

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

-

the Company’s directors;

-

the Company’s executive officers; and

-

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2008 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Anna T. Chew	154,942(3)	1.40%
Eugene W. Landy	1,125,184(4)	10.21%
Samuel A. Landy	569,911(5)	5.04%
Michael P. Landy	179,550(6)	1.63%
James E. Mitchell	171,061(7)	1.55%
Richard H. Molke	109,656(8)	*
Eugene D. Rothenberg	83,431(9)	*
Stephen B. Wolgin	5,895(10)	*
Directors and Officers as a Group * Less than 1%	2,399,630	21.13%

___________________________

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on December 31, 2008 which was 11,021,734 Shares.

(3)

Includes (a) 96,029 shares owned jointly with Ms. Chew’s husband, (b) 8,913 shares held in Ms. Chew’s 401(k) Plan, and (c) 50,000 shares issuable upon exercise of stock options.   Excludes 10,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until September 25, 2009.

 (4)

Includes (a) 120,711 shares owned by Mr. Landy’s wife, (b) 172,608 shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 65,913 shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote, (e) 50,000 shares held in the Eugene W. Landy Charitable Lead Annuity Trust, a charitable trust for which Mr. Landy has power to vote, and (f) 75,000 shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote, (g) 5,000 shares held in Windsor Industrial Park Associates for which Mr. Landy has power to vote, and (h) 5,676 shares held in Juniper Plaza Associates for which Mr. Landy has power to vote..

(5)

Includes (a) 32,242 shares owned jointly with Mr. Landy’s wife, (b) 39,468 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 6,221 shares in the Samuel Landy Limited Partnership, (d) 13,293 shares held in Mr. Landy’s 401(k) Plan, and (e) 275,000 shares issuable upon exercise of stock options.

(6)

Includes (a) 7,501 shares owned by Mr. Landy’s wife, (b) and 31,572 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.  Excludes 5,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until September 25, 2009.

(7)

Includes 136,093 shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.

(8)

Includes 50,563 shares owned by Mr. Molke’s wife.

  (9)

Includes 56,878 shares held by Rothenberg Investments, Ltd. in which Dr. Rothenberg has a beneficial interest.

  (10)

Includes 691 shares in custodial accounts for Mr. Wolgin’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 15(a)(1)(vi), Note 8 of the Notes to Consolidated Financial Statements – Related Party Transactions.

No director, executive officer, or any immediate family member of such director or executive officer may enter into any transaction or arrangement with the Company without the prior approval of the Board of Directors.  The Board of Directors will appoint a Business Judgment Committee consisting of independent directors who are also independent of the transaction or arrangement.  This Committee will recommend to the Board of Directors approval or disapproval of the transaction or arrangement.  In determining whether to approve such a transaction or arrangement, the Business Judgment Committee will take into account, among other factors, whether the transaction was on terms no less favorable to the Company than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement.  While the Company does not have specific written standards for approving such related party transactions, such transactions are only approved if it is in the best interest of the Company and its shareholders.  Additionally, the Company’s Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify the Company’s General Counsel.  Further, to identify related party transactions, the Company submits and requires our directors and executive officers to complete director and officer questionnaires identifying any transactions with the Company in which the director, executive officer or their immediate family members have an interest.

See identification of independent directors under Item 10 and committee members under Item 11.

Item 14 – Principal Accounting Fees and Services

Reznick Group (Reznick) served as the Company’s independent registered public accountants for the years ended December 31, 2007 and 2006.  The following are fees billed by and accrued to Reznick in connection with services rendered:

	2008	2007

Audit Fees	$17,000	$130,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	45,000
All Other Fees	-0-	-0-
Total Fees	$17,000	$175,000

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

PKF served as the Company’s independent registered public accountants for the quarters ended June 30, 2008 and September 30, 2008 and for the year ended December 31, 2008.  The following are fees billed by and accrued to PKF in connection with services rendered:

	2008	2007

Audit Fees	$115,000	$-0-
Audit Related Fees	-0-	-0-
Tax Fees	40,000	-0-
All Other Fees	-0-	-0-
Total Fees	$155,000	$-0-

Audit fees include professional services rendered for the audit of the Company’s annual financial statements, management’s assessment of internal controls, and reviews of financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit related fees include services that are normally provided by the Company’s independent auditors in connection with statutory and regulatory filings, such as consents and assistance with and review of documents filed with the Securities and Exchange Commission.

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

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF’s independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) (1)		The following Financial Statements are filed as part of this report.
			Page(s)

	(i)	(a) Report of Independent Registered Public Accounting Firm	49
		(b) Report of Independent Registered Public Accounting Firm	50

	(ii)	Consolidated Balance Sheets as of December 31, 2008 and 2007	51

	(iii)	Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006	52

	(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	53-54

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	55

	(vi)	Notes to Consolidated Financial Statements	56-76

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation	77-80

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

(i)

Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(ii)

Bylaws of UMH Properties, Inc. (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

	(iii)	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

	(iv)	Amendment to Bylaws (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2008, Registration No. 001-12690).

Exhibit No.		Description

(10)		Material Contracts:

	(i)	2003 Stock Option Plan (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

	(ii)	401(k) Plan Document and Adoption Agreement effective April 1, 1992 (incorporated by reference from the Company’s 1992 Form 10-K as filed with the Securities and Exchange Commission on March 9, 1993).

(iii)

Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference from the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

(iv)

Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference from the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

(v)

Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008.  (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

(vi)

Employment Agreement with Mr. Samuel A. Landy effective January 1, 2005 (incorporated by reference from the Company’s 2005 Form 10-K as filed with the Securities and Exchange Commission on March 9, 2006, Registration No. 001-12690).

(vii)

Employment Agreement with Mr. Samuel A. Landy effective January 1, 2009 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 30, 2009, Registration No. 001-12690).

(viii)

Employment Agreement with Ms. Anna T. Chew effective January 1, 2006 (incorporated by reference from the Company’s 2006 Form 10-K as filed with the Securities and Exchange Commission on March 13, 2007, Registration No. 001-12690).

(ix)

Employment Agreement with Ms. Anna T. Chew effective January 1, 2009 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2009, Registration No. 001-12690).

	(x)	Employment Agreement with Ms. Allison Nagelberg effective January 1, 2007.

Exhibit No.	Description

(14)	Code of Business Conduct and Ethics (incorporated by reference from the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004, Registration No. 001-12690).

(21)	Subsidiaries of the Registrant:

The Company operates through eleven wholly-owned multiple Subsidiaries carrying on the same line of business.  The parent company of these subsidiaries is the Registrant.  The line of business is the operation of manufactured home communities.

(23.1)	Consent of Reznick Group.

(23.2)	Consent of PKF, Certified Public Accountants, A Professional Corporation.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Audit Committee Charter, as amended January 16, 2008 (incorporated by reference from the Company’s 2008 Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 8, 2008, Registration No. 001-12690).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited the accompanying consolidated balance sheet of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UMH Properties, Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
March 9, 2009	Certified Public Accountants
A Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of UMH Properties, Inc.

We have audited the accompanying consolidated balance sheet of UMH Properties, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2007 and 2006.  UMH Properties, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UMH Properties, Inc. as of December 31,  2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Baltimore, Maryland
March 10, 2008

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007

- ASSETS -	2008	2007

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	88,926,418	84,949,200
Buildings and Improvements	3,990,275	3,924,696
Rental Homes and Accessories	15,814,192	14,206,317
Total Investment Property	122,031,499	116,380,827
Equipment and Vehicles	7,487,571	7,320,666
Total Investment Property and Equipment	129,519,070	123,701,493
Accumulated Depreciation	(53,111,822)	(49,449,373)
Net Investment Property and Equipment	76,407,248	74,252,120

OTHER ASSETS
Cash and Cash Equivalents	2,783,250	2,221,976
Securities Available for Sale	21,575,072	23,523,231
Inventory of Manufactured Homes	9,459,924	10,853,824
Notes and Other Receivables, net	22,597,670	20,756,996
Unamortized Financing Costs	670,783	541,360
Prepaid Expenses	479,363	574,759
Land Development Costs	3,966,015	3,779,197
Total Other Assets	61,532,077	62,251,343

TOTAL ASSETS	$137,939,325	$136,503,463

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 65,952,895	$ 61,749,700
OTHER LIABILITIES
Accounts Payable	614,252	613,339
Loans Payable	23,611,574	17,022,753
Accrued Liabilities and Deposits	2,507,751	2,590,338
Tenant Security Deposits	531,153	532,200
Total Other Liabilities	27,264,730	20,758,630
Total Liabilities	93,217,625	82,508,330

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 11,021,734 and 10,737,206 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,102,173	1,073,721
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	49,958,681	54,631,309
Accumulated Other Comprehensive Income	(5,671,361)	(1,042,104)
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	44,721,700	53,995,133

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,939,325	$136,503,463

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	2008	2007	2006

REVENUES:

Rental and Related Income	$ 25,542,745	$ 23,997,178	$ 23,186,485
Sales of Manufactured Homes	9,560,912	12,672,844	15,799,748
Interest and Dividend Income	4,318,512	3,357,524	3,156,255
(Loss) Gain on Securities Transactions, net	(2,860,804)	(1,398,377)	266,847
Other Income	95,035	211,532	235,275

Total Revenues	36,656,400	38,840,701	42,644,610

EXPENSES:
Community Operating Expenses	13,083,959	12,633,042	12,274,363
Cost of Sales of Manufactured Homes	8,225,464	10,371,404	12,433,851
Selling Expenses	1,381,135	1,712,257	2,258,746
General and Administrative	3,239,882	3,583,594	3,068,275
Interest Expense	4,957,437	4,171,109	3,273,720
Depreciation Expense	4,072,570	3,658,236	3,415,570
Amortization of Financing Costs	183,464	177,636	238,211

Total Expenses	35,143,911	36,307,278	36,962,736

Income Before Gain on Sales of Investment Property and Equipment	1,512,489	2,533,423	5,681,874
Gain on Sales of Investment Property and Equipment	14,661	99,318	158,403

Net Income	$ 1,527,150	$ 2,632,741	$ 5,840,277

Net Income Per Share -
Basic	$ .14	$ .25	$ .58
Diluted	$ .14	$ .25	$ .58

Weighted Average Shares Outstanding:
Basic	10,876,840	10,535,162	10,093,546
Diluted	10,882,688	10,539,269	10,110,567

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

				Accumulated
			Additional	Other
	Common Stock Issued		Paid-In	Comprehensive
	Number	Amount	Capital	Income

Balance December 31, 2005	9,806,939	$980,694	$53,609,854	$916,569

Common Stock Issued with the DRIP*	474,001	47,400	6,865,030	-0-
Common Stock Issued through the Exercise of Stock Options	38,000	3,800	403,813	-0-
Distributions	-0-	-0-	(4,117,554)	-0-
Stock Compensation Expense	-0-	-0-	130,285	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(531,679)

Balance December 31, 2006	10,318,940	1,031,894	56,891,428	384,890

Common Stock Issued with the DRIP*	399,454	39,946	5,266,116	-0-
Common Stock Issued through the Exercise of Stock Options	18,812	1,881	252,240	-0-
Distributions	-0-	-0-	(7,910,861)	-0-
Stock Compensation Expense	-0-	-0-	132,386	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(1,426,994)

Balance December 31, 2007	10,737,206	1,073,721	54,631,309	(1,042,104)

Common Stock Issued with the DRIP*	284,528	28,452	2,313,734	-0-
Distributions	-0-	-0-	(7,059,020)	-0-
Stock Compensation Expense	-0-	-0-	72,658	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(4,629,257)

Balance December 31, 2008	11,021,734	$1,102,173	$49,958,681	($5,671,361)

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	Undistributed
	Income	Total
	(Accumulated	Shareholders’	Comprehensive
	Deficit)	Equity	Income

Balance December 31, 2005	($667,793)	$54,839,324

Common Stock Issued with the DRIP*	-0-	6,912,430
Common Stock Issued through the Exercise of Stock Options	-0-	407,613
Distributions	(5,840,277)	(9,957,831)
Stock Compensation Expense	-0-	130,285
Net Income	5,840,277	5,840,277	$5,840,277
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	(531,679)	(531,679)

Balance December 31, 2006	(667,793)	57,640,419	$5,308,598

Common Stock Issued with the DRIP*	-0-	5,306,062
Common Stock Issued through the Exercise of Stock Options	-0-	254,121
Distributions	(2,632,741)	(10,543,602)
Stock Compensation Expense	-0-	132,386
Net Income	2,632,741	2,632,741	$2,632,741
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	(1,426,994)	(1,426,994)

Balance December 31, 2007	(667,793)	53,995,133	$1,205,747

Common Stock Issued with the DRIP*	-0-	2,342,186
Distributions	1,527,150	(8,586,170)
Stock Compensation Expense	-0-	72,658
Net Income	1,527,150	1,527,150	$1,527,150
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	(4,629,257)	(4,629,257)

Balance December 31, 2008	($667,793)	$44,721,700	($3,102,107)

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 1,527,150	$ 2,632,741	$ 5,840,277
Non-Cash Adjustments:
Depreciation	4,072,570	3,658,236	3,415,570
Amortization of Financing Costs	183,464	177,636	238,211
Stock Compensation Expense	72,658	132,386	130,285
Provision for Uncollectible Notes and Other Receivables	332,772	360,351	599,634
Loss (Gain) on Securities Transactions, net	2,860,804	1,398,377	(266,847)
Gain on Sales of Investment Property & Equipment	(14,661)	(99,318)	(158,403)

Changes in Operating Assets and Liabilities -
Inventory of Manufactured Homes	1,393,900	(1,883,457)	(816,751)
Notes and Other Receivables	(2,173,446)	(4,281,119)	(4,299,506)
Prepaid Expenses	95,396	114,182	(81,326)
Accounts Payable	913	(314,395)	(303,410)
Accrued Liabilities and Deposits	(82,587)	820,564	(125,188)
Tenant Security Deposits	(1,047)	50,422	(10,608)
Net Cash Provided by Operating Activities	8,267,886	2,766,606	4,161,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	-0-	-0-	(5,218,480)
Purchase of Investment Property and Equipment	(4,688,991)	(6,969,457)	(2,535,450)
Proceeds from Sales of Investment Property and Equipment	702,221	941,256	936,633
Additions to Land Development Costs	(2,413,085)	(6,621,540)	(4,211,146)
Purchase of Securities Available for Sale	(6,844,520)	(12,738,845)	(1,901,930)
Settlement of Futures Transactions	(304,088)	-0-	-0-
Proceeds from Sales of Securities Available for Sale	1,606,706	4,298,838	10,338,841
Net Cash Used by Investing Activities	(11,941,757)	(21,089,748)	(2,591,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	20,200,000	21,919,000	-0-
Net Proceeds from (Payments on) Short-Term Borrowings	6,588,821	8,919,647	4,609,372
Principal Payments of Mortgages and Loans	(15,996,805)	(6,986,933)	(6,013,352)
Financing Costs on Debt	(312,887)	(328,204)	(78,967)
Proceeds from Issuance of Common Stock	1,144,735	3,465,535	5,129,253
Proceeds from Exercise of Stock Options	-0-	254,121	407,613
Dividends Paid, net of Reinvestments	(7,388,719)	(8,703,075)	(8,174,654)
Net Cash Provided (Used) by Financing Activities	4,235,145	18,540,091	(4,120,735)

NET (DECREASE) INCREASE IN CASH	561,274	216,949	(2,550,329)
CASH & CASH EQUIVALENTS – BEGINNING	2,221,976	2,005,027	4,555,356
CASH & CASH EQUIVALENTS – ENDING	$ 2,783,250	$ 2,221,976	$ 2,005,027

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

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Brookview Village	Greenfield Center, New York
Cedarcrest	Vineland, New Jersey
Cranberry Village	Cranberry Township, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
D& R Village	Clifton Park, New York
Fairview Manor	Millville, New Jersey
Forest Park Village	Cranberry Township, Pennsylvania
Heather Highlands	Pittston, Pennsylvania
Highland Estates	Kutztown, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Memphis Mobile City	Memphis, Tennessee
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Sandy Valley Estates	Magnolia, Ohio
Southwind Village	Jackson, New Jersey
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Spreading Oaks Village	Athens, Ohio
Waterfalls Village	Hamburg, New York
Weatherly Estates	Lebanon, Tennessee
Woodlawn Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Wood Valley	Caledonia, Ohio

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost.  Depreciation for Sites and Building (15 to 27.5 years) is computed principally on the straight-line method over the estimated useful lives of the assets.  Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles (3 to 27.5 years) is computed principally on the straight-line method.  Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements.  Interest Expense pertaining to Land Development Costs are capitalized.  Maintenance and Repairs are charged to income as incurred and improvements are capitalized.  The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s results of operations.  If there is an event or change in circumstances that indicates that the basis of an investment property may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flows of the property, on an undiscounted basis, as compared to the property’s current carrying value.  If a property is determined to be impaired, it will be recorded at fair value.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized on a straight-line basis over the term of the related obligations, which is not materially different than the effective interest method.  Unamortized costs are charged to expense upon prepayment of the obligation.  As of December 31, 2008 and 2007, accumulated amortization amounted to $637,362 and $848,405, respectively.  The Company estimates that aggregate amortization expense will be approximately $193,000 for 2009, $112,000 for 2010, $100,000 for 2011, $75,000 for 2012 and $44,000 for 2013.

Cash and Cash Equivalents

Cash and cash equivalents include bank repurchase agreements with original maturities of 90 days or less.  The Company maintains its cash in bank accounts in amounts that may exceed federally insured limits.  The Company has not experienced any losses in these accounts in the past.  The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.

Securities Available for Sale

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs and public companies in the manufactured housing sector.  These securities are all publicly-traded and purchased on the open market or through dividend reinvestment plans.  These securities are classified among three categories:  held-to-maturity, trading and available-for-sale.  As of December 31, 2008 and 2007, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value.  Any impairment is charged to earnings and a new cost basis for the security established.

Derivative Instruments and Hedging Activities

The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows.  The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt.  The Company does not enter into derivative instruments for speculative purposes.  The Company has entered into an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 12/31/2008

Various	11/19/2009	LIBOR + 1.75%	5.82%	$12,769,347

The Company's interest rate swap is based upon 30-day LIBOR.  The scheduled maturity date, payment dates and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage.

This interest rate swap does not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities”, as amended and, therefore, resulted in all fair value adjustments to the carrying value of the derivatives being recorded as a component of current period earnings.  The Company has recorded as an addition to interest expense, non-cash fair value adjustments of $327,203, $467,161, and $67,655 for the years ended December 31, 2008, 2007 and 2006, respectively, based upon the change in fair value of the Company’s interest rate swaps.  The recorded liability at December 31, 2008 and 2007 amounted to $390,934 and $63,731, respectively.  This non-cash valuation adjustment will only be settled for cash if the Company terminates the swap prior to maturity.

The Company also invested in futures contracts of ten-year treasury notes to reduce exposure of the debt securities portfolio to market rate fluctuations.  These futures contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and No. 149.  The contracts are marked-to-market and the unrealized gain or loss is recorded in the income statement in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  Gain or loss on settled futures contracts are also recorded as a component of gain on securities transactions, net. In May 2008, the Company settled its position in these futures contracts and no longer invests in them.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or market value and is determined by the specific identification method.  All inventory is considered finished goods.

Accounts, Notes and Other Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or lease agreements.  The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  At December 31, 2008 and 2007, the reserves for uncollectible accounts, notes and other receivables were $1,426,966 and $1,492,651, respectively.  For the years ended December 31, 2008, 2007 and 2006, the provisions for uncollectible notes and other receivables were $332,772, $360,351 and $599,634, respectively.  Charge-offs for the years ended December 31, 2008, 2007 and 2006 amounted to $398,457, $295,600 and $238,549, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly.  Interest rates on these loans range from 6% to 14%.  The average maturity is approximately 11 years.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured home sites.  The Company also owns approximately 600 rental units which are rented to residents.  Rental and related income is recognized on the accrual basis.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (10,876,840, 10,535,162 and 10,093,546 in 2008, 2007 and 2006, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (10,882,688, 10,539,269 and 10,110,567 in 2008, 2007 and 2006, respectively) (See Note 6).  Options in the amount of 5,848, 4,107 and 17,021 for 2008, 2007 and 2006, respectively, are included in the diluted weighted average shares outstanding.  As of December 31, 2008, 2007 and 2006, options to purchase 476,000, 345,000 and 150,000 shares, respectively, were antidilutive.

Stock Option Plans

The Company accounts for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).  SFAS 123R requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $72,658, $132,386 and $130,285 have been recognized in 2008, 2007 and 2006, respectively.  Included in Note 6 to these consolidated financial statements are the assumptions and methodology.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) consists of the change in unrealized gains or losses on securities available for sale.  Comprehensive income is presented in the consolidated statements of shareholders’ equity.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS No. 157 for a financial asset in an inactive market.  The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements.  See Notes 13 and 14 for additional discussion.

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

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2008	December 31, 2007

Site and Land Improvements	$ 41,013,798	$ 38,474,110
Buildings and Improvements	2,157,565	2,057,355
Rental Homes and Accessories	3,678,303	3,390,920
Equipment and Vehicles	6,262,156	5,526,988

Total Accumulated Depreciation	$ 53,111,822	$ 49,449,373

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs and public companies in the manufactured housing sector.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a listing of securities available for sale at December 31, 2008:

	Series	Interest Rate	Number of Shares	Cost	Market Value
Debt Securities:

Monmouth Capital Corporation *
Convertible Subordinated Debentures Matures 3/30/2015		8.000%	5,000,000	$5,000,000	$5,000,000

Total Debt Securities				5,000,000	5,000,000

	Series	Interest Rate	Number of Shares	Cost	Market Value
Equity Securities:

Preferred Stock:
American Land Lease, Inc.	A	7.750%	44,600	532,970	532,970
Developers Diversified Realty Corporation	H	7.375%	9,000	170,918	68,580
Developers Diversified Realty Corporation	I	7.500%	7,000	126,654	53,830
Digital Realty Trust, Inc.	A	8.500%	5,000	103,198	80,000
Digital Realty Trust, Inc.	B	7.875%	4,500	80,033	65,925
Entertainment Properties Trust	D	7.375%	8,000	158,304	100,000
Entertainment Properties Trust	B	7.750%	16,000	359,190	236,000
Felcor Lodging Trust Incorporated	C	8.000%	19,000	123,500	123,500
Felcor Lodging Trust Incorporated	A	$1.95	12,000	81,000	81,000
Glimcher Realty Trust	G	8.125%	9,000	97,301	56,070
HCP, Inc.	E	7.250%	11,000	254,750	182,710
Hospitality Properties Trust	B	8.875%	17,000	378,141	263,500
Host Hotels & Resorts, Inc.	E	8.875%	6,000	122,681	103,200
HRPT Properties Trust	B	8.750%	5,335	97,748	65,941
HRPT Properties Trust	D	6.500%	41,000	637,141	410,000
iStar Financial Inc.	E	7.875%	21,000	80,640	80,640
LaSalle Hotel Properties	D	7.500%	19,000	327,566	237,500
Lexington Realty Trust	B	8.050%	22,000	499,499	236,500
Maguire Properties, Inc.	A	7.625%	12,000	13,560	13,560
Mid-America Apartment Communities, Inc.	H	8.300%	8,000	191,098	173,920

Total Preferred Stock				4,435,892	3,165,346

Common Stock:
Brandywine Realty Trust			12,000	213,862	92,520
Caplease, Inc.			10,000	80,698	17,300
CBL & Associates Properties, Inc.			12,000	284,693	78,000
Champion Enterprises			30,000	16,800	16,800
Colonial Properties Trust			12,000	259,629	99,960
Felcor Lodging Trust Incorporated			10,000	18,400	18,400
First Industrial Realty Trust, Inc.			10,000	259,361	75,500
Fleetwood Enterprises			90,000	9,000	9,000
Glimcher Realty Trust			12,000	140,480	33,720
Hospitality Properties Trust			12,000	295,672	178,440
HRPT Properties Trust			140,000	998,879	471,800
Lasalle Hotel Properties			6,000	155,166	66,300
Monmouth Real Estate Investment Corporation *			1,537,998	12,740,550	10,765,986
Nobility Homes, Inc.			20,000	158,200	158,200
Pennsylvania Real Estate Investment Trust			20,000	405,057	149,000
Sun Communities, Inc.			84,200	1,774,094	1,178,800

Total Common Stock				17,810,541	13,409,726

Total Equity Securities				22,246,433	16,575,072

Total Securities Available for Sale				$27,246,433	$21,575,072

The following is a listing of securities available for sale at December 31, 2007:

	Series	Interest Rate	Number of Shares	Cost	Market Value

Debt Securities:

Monmouth Capital Corporation *
Convertible Subordinated Debentures Matures 10/23/2013		8.000%	1,000,000	$1,000,000	$1,000,000
Convertible Subordinated Debentures Matures 3/30/2015		8.000%	5,000,000	5,000,000	5,000,000

Total Debt Securities				6,000,000	6,000,000

Equity Securities:

Preferred Stock:

American Land Lease, Inc.	A	7.75%	41,800	1,045,580	758,670
Apartment Investment & Management Co.	G	9.38%	8,000	185,788	195,200
BRE Properties, Inc.	C	6.75%	1,000	25,000	19,550
Developers Diversified Realty Corporation	H	7.38%	5,000	125,000	102,500
Developers Diversified Realty Corporation	I	7.50%	4,000	100,000	82,960
Felcor Lodging Trust Incorporated	C	8.00%	15,000	361,107	280,348
HCP, Inc.	E	7.25%	8,000	200,000	156,881
HRPT Properties Trust	B	8.75%	2,335	58,375	58,282
iStar Financial Inc.	E	7.88%	6,100	152,502	119,072
LaSalle Hotel Properties	D	7.50%	8,000	200,004	145,200
Lexington Realty Trust	B	8.05%	18,000	450,000	375,300
Maguire Properties, Inc.	A	7.63%	5,000	69,700	69,700
Mid-America Apartment Communities, Inc.	H	8.30%	2,500	63,625	59,925

Total Preferred Stock				3,036,681	2,423,588

Common Stock:
Champion Enterprises			40,000	409,986	376,800
Fleetwood Enterprises			90,000	538,200	538,200
Monmouth Real Estate Investment Corporation *			1,487,105	12,394,254	12,045,549
Nobility Homes, Inc.			20,000	412,120	365,000
Sun Communities, Inc.			84,200	1,774,094	1,774,094

Total Common Stock				15,528,654	15,099,643

Total Equity Securities				18,565,335	17,523,231

Total Securities Available for Sale				$24,565,335	$23,523,231

*  Related entity – See Note 8.

On July 31, 2007, Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC), both related entities to the Company, completed a strategic combination whereby a wholly-owned subsidiary of MREIC merged with and into MCC, and MCC survived as a wholly-owned subsidiary of MREIC.  Each outstanding share of MCC’s common stock was converted into and exchanged for 0.655 shares of MREIC’s common stock.  At the time of the merger, the Company had 107,403 shares of MCC common stock which was converted and exchanged for 70,349 shares of MREIC’s common stock.  Additionally, the Company’s $1,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2013 (2013 debentures) is now convertible into MREIC common stock at an adjusted conversion price of $9.16 per share.  The Company’s $5,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2015 is now convertible into MREIC common stock at an adjusted conversion price of $11.45 per share.  On October 10, 2008, MREIC repurchased the Company’s $1,000,000 investment in MCC’s 2013 debentures.  The repurchase was at par.

On September 13, 2007, the Company purchased 1,000,000 shares of MREIC common stock from Palisade Concentrated Equity Partnership, L.P.(Palisade), an unrelated entity.  The total consideration for the purchase was $8,500,000.  On November 23, 2007, the Company purchased an additional 325,704 shares of MREIC common stock from Palisade for a total consideration of $2,768,484.  In addition to the convertible debentures, the Company now owns a total of 1,537,998 shares of MREIC common stock, representing 6.2% of the total shares outstanding at December 31, 2008.

The Company had twenty-seven securities that were temporarily impaired at December 31, 2008.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at December 31, 2008:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$1,725,846	$ 821,459	$ 607,830	$ 449,087
Common Stock	2,441,340	2,426,251	10,765,986	1,974,564
Total	$4,167,186	$3,247,710	$11,373,816	$2,423,651

The following is a summary of the range of the losses:

Number of Individual Securities	Range of Loss

1	Less than or equal to 10%
3	Less than or equal to 20%
3	Less than or equal to 30%
7	Less than or equal to 40%
1	Less than or equal to 50%
12	Greater than 50%

The Company has determined that these securities are temporarily impaired as of December 31, 2008.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

During the years ended December 31, 2008, 2007 and 2006, the Company received proceeds of $1,606,706, $4,298,838 and $10,338,841, on sales or redemptions of securities available for sale, respectively.  The Company recorded the following (Loss) Gain on Securities Transactions, net:

	2008	2007	2006

Gross realized gains	$ 22,379	$ 362,626	$ 1,029,759
Gross realized losses	(30,965)	(98,951)	(74,048)
Net loss on closed futures contracts	(304,088)	(704,509)	(29,443)
Unrealized gain on open futures contracts	-0-	40,781	163,828
Impairment loss	(2,548,130)	(998,324)	(823,249)

Total (Loss) Gain on Securities Transactions, net	($2,860,804)	($1,398,377)	$ 266,847

During 2008, 2007 and 2006, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and the risk of rolling over the fixed rate debt at higher rates.  Changes in the market value of these derivatives have been recorded in (loss) gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  In May 2008, the Company settled its position in these futures contracts and no longer invests in them.  There were no open contracts as of  December 31, 2008.  The fair  value of the  derivatives at December 31, 2008,  2007 and 2006 was a  gain of $-0-, $40,781 and $163,828, respectively and is included in (loss) gain on securities transactions, net.

During 2008, 2007 and 2006, the Company recorded a loss of $304,088, $704,509 and $29,443 on settled futures contracts, which is included in (loss) gain on securities transactions, net.

During 2008, 2007 and 2006, the Company recognized a loss of $2,548,130, $998,324 and $823,249, respectively, due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.

Dividend income for the years ended December 31, 2008, 2007 and 2006 amounted to $1,619,857, $871,327 and $1,129,800, respectively.  Interest income for the years ended December 31, 2008, 2007 and 2006 amounted to $2,698,655, $2,486,197 and $2,026,455, respectively.

The Company had margin loan balances of $6,514,354 and $5,530,942 at December 31, 2008 and 2007, respectively, which were collateralized by the Company’s securities portfolio.    Additionally, the Company also has a $2,500,000 loan with Two River Community Bank collateralized by the $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures (See Note 5).

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company purchases securities on margin.  The interest rates charged on the margin loans at December 31, 2008 and 2007 was 2% and 6%, respectively.  These loans are due on demand.  At December 31, 2008 and 2007, the margin loans amounted to $6,514,354 and $5,530,942, respectively, and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

The Company has a $7,500,000 revolving credit agreement with GE Commercial Distribution Finance Corporation (GE) (formerly Transamerica Commercial Finance Corporation) to finance inventory purchases.  The interest rate varies from LIBOR plus 385 basis points for each advance to LIBOR plus 585 basis points after eighteen months.  The weighted average interest rate at December 31, 2008 and 2007 was 7.7% and 8.6%, respectively.  This agreement originally terminated April 25, 2003, but automatically renews on an annual basis.  Advances under this line of credit are secured by the manufactured homes for which the advances were made.  As of December 31, 2008 and 2007, the amount outstanding with GE was $4,181,565 and $5,991,811, respectively.  Effective March 1, 2009, an additional 250 basis points will be added to the interest rates charged.

In November 2007, the Company obtained a $2,500,000 loan with Two River Community Bank.  The interest on this loan is 6.75%.  This loan is due on November 8, 2009.  Proceeds of this loan were used to purchase securities available for sale.  This loan is collateralized by the $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures.

On April 28, 2008, the Company closed on a revolving line of credit with Sun National Bank with a maximum availability of $10,000,000.  Interest under this new line is at the prime rate which is currently 3.25%.  This revolving line of credit has a maturity date of April 1, 2011 and is secured by the Company's eligible notes receivables.  As of December 31, 2008, the amount outstanding on this revolving line of credit was $8,750,000.

Unsecured Lines of Credit

During 2008, the Company modified and extended its $5,000,000 unsecured line of credit with Bank of America.  The interest rate was modified from LIBOR plus 150 basis points to LIBOR plus 350 basis points.  As of December 31, 2008 and 2007, $1,665,655 and $3,000,000, respectively, of this line of credit was utilized.  The interest rate charged at December 31, 2008 and 2007 was 3.635% and 6.43%, respectively.  This line of credit expires on November 30, 2009.

On April 15, 2007, the Company’s $15,000,000 line of credit with PNC Bank matured.

Mortgages Payable

The following is a summary of mortgages payable:

	At December 31, 2008		Balance at December 31,
Property	Due Date	Interest Rate	2008	2007

Allentown	12/01/11	6.36%	$ 4,976,931	$ 5,112,246
Cranberry Village	12/01/18	6.8%	3,244,032	1,839,464
D & R Village and Waterfalls Village	02/27/13	5.614%	8,463,399	4,438,074
Fairview Manor	02/01/17	5.785%	11,210,064	11,353,202
Forest Park Village	12/01/18	6.8%	3,244,032	2,943,142
Heather Highlands	08/28/18	Prime + .5%	2,592,010	2,806,252
Highland Estates	09/01/17	6.175%	10,286,582	10,402,086
Port Royal Village	04/01/12	7.36%	4,985,401	5,053,403
Sandy Valley	03/01/09	4.75%	2,632,486	2,825,496
Somerset Estates/Whispering Pines	02/26/19	8.04%	1,548,611	1,642,302
Various (4 properties)	11/19/09	LIBOR + 1.75%	12,769,347	13,334,033

Total Mortgages	Payable		$65,952,895	$61,749,700

At December 31, 2008 and 2007, mortgages were collateralized by real property with a carrying value of $74,643,301 and $70,634,226, respectively, before accumulated depreciation and amortization.  Interest costs amounting to $315,985, $378,030 and $225,800 were capitalized during 2008, 2007 and 2006, respectively, in connection with the Company’s expansion program.

Recent Financing

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

On July 21, 2008, the Company extended its mortgages on Cranberry Village and Forest Park Village to November 1, 2008, and subsequently extended them to December 31, 2008.  On November 26, 2008, the Company refinanced these mortgages with Sun National Bank.  The new principal balance total $6,500,000.  These mortgages are due on December 1, 2018 with interest fixed at 6.8%.  Proceeds were primarily used to pay off the existing mortgages on Cranberry Village and Forest Park Village.

The aggregate principal payments of all mortgages payable are scheduled as follows:

2009	$16,697,283
2010	1,373,573
2011	5,968,242
2012	5,958,199
2013	8,364,215
Thereafter	27,591,383

Total	$65,952,895

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

The Company accounts for stock options in accordance with the provisions of SFAS No. 123R.  During the year ended December 31, 2008, fifteen employees were granted options to purchase a total of 100,000 shares.  The fair value of those options was approximately $46,000 based on assumptions noted below and is being amortized over the 1-year vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2008	2007	2006

Dividend yield	8.13%	6.54%	6.33%
Expected volatility	18.52%	18.09%	18.5%
Risk-free interest rate	3.46%	4.79%	4.63%
Expected lives	8	8	8
Estimated forfeitures	-0-	-0-	-0-

A summary of the status of the Company’s stock option plans as of December 31, 2008, 2007 and 2006 and changes during the years then ended are as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	426,000	$15.10	348,000	$15.09	296,000	$14.40
Granted	100,000	9.76	108,000	14.83	90,000	15.51
Exercised	-0-	-0-	(18,812)	13.51	(38,000)	10.73
Expired	-0-	-0-	(11,188)	15.10	-0-	-0-
Outstanding at end of year	526,000	14.08	426,000	15.10	348,000	15.09
Options exercisable at end of year	426,000		318,000		258,000
Weighted-average fair value of options granted during the year		$.46		$1.29		$1.44

The following is a summary of stock options outstanding as of December 31, 2008:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

10/04/01	2	6,000		10.60	10/04/09
01/04/02	1	25,000		12.95	01/04/10
06/20/02	5	13,000		12.60	06/20/10
08/18/03	1	25,000		16.92	08/18/11
08/25/03	7	26,000		15.00	08/25/11
01/16/04	1	25,000		18.62	01/16/12
07/06/04	7	30,000		13.05	07/06/12
02/01/05	1	43,600		15.62	02/01/13
02/01/05	1	6,400		17.19	02/01/13
07/18/05	9	34,000		15.05	07/18/13
01/09/06	1	44,200		15.62	01/09/14
01/09/06	1	5,800		17.21	01/09/14
07/21/06	9	34,000		15.15	07/21/14
01/03/07	1	44,200		15.51	01/03/15
01/03/07	1	5,800		17.06	01/03/15
07/19/07	12	51,000		14.21	07/16/15
09/20/07	2	7,000		13.19	09/20/15
01/08/08	1	42,300	*	11.79	01/08/16
01/08/08	1	7,700	*	12.97	01/08/16
09/25/08	14	50,000	*	7.55	09/25/16

		526,000

* Unexercisable

No options were exercised or expired during 2008.  During the year ended December 31, 2007, two employees exercised their stock options and purchased 18,812 shares for a total of $254,121.

As of December 31, 2008, there were 1,000,188 shares available for grant under the 2003 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company’s 401(k) Plan (Plan).  Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $15,500, annually adjusted) and have it contributed to the Plan.  Employer contributions to the Plan are at the discretion of the Company.  During 2008, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary.  The total expense relating to the Plan, including matching contributions amounted to $41,991, $135,849 and $54,000 in 2008, 2007 and 2006, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

On July 31, 2007, Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC), both related entities to the Company, completed a strategic combination whereby a wholly-owned subsidiary of MREIC merged with and into MCC, and MCC survived as a wholly-owned subsidiary of MREIC.  Each outstanding share of MCC’s common stock was converted into and exchanged for 0.655 shares of MREIC’s common stock.  At the time of the merger, the Company had 107,403 shares of MCC common stock which was converted and exchanged for 70,349 shares of MREIC’s common stock.  Additionally, the Company’s $1,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2013 (2013 debentures) is now convertible into MREIC common stock at an adjusted conversion price of $9.16 per share.  The Company’s $5,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2015 is now convertible into MREIC common stock at an adjusted conversion price of $11.45 per share.  On October 10, 2008, MREIC repurchased the Company’s $1,000,000 investment in MCC’s 2013 debentures.  The repurchase was at par.

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

The Company has purchased shares of MREIC common stock primarily through MREIC’s Dividend Reinvestment and Stock Purchase Plan (See Note 4).  On September 13, 2007, the Company purchased 1,000,000 shares of MREIC common stock from Palisade Concentrated Equity Partnership, L.P. (Palisade), an unrelated entity.  The total consideration for the purchase was $8,500,000.  On November 23, 2007, the Company purchased an additional 325,704 shares of MREIC common stock from Palisade for a total consideration of $2,768,484.  In addition to the convertible debentures, the Company now owns a total of 1,537,998 shares of MREIC common stock, representing 6.2% of the total shares outstanding at December 31, 2008.

Salary, Directors’, Management And Legal Fees

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board.  Under this agreement, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile.  Additionally, there may be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance.  In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly.  On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments.  In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death.  The Employment Agreement automatically renews each year for successive one-year periods.  Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000.  Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years.  On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and MREIC.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

Effective January 1, 2005, the Company and Samuel A. Landy, President and Chief Executive Officer, entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $329,922 for 2005, $346,418 for 2006 and $363,739 for 2007 plus bonuses and customary fringe benefits.  Bonuses are at the discretion of the Board of Directors and are based on certain guidelines.  Mr. Samuel Landy will also receive four weeks vacation, use of an automobile, and stock options for 50,000 shares in each year of the contract.  On severance by the Company, Mr. Samuel Landy is entitled to one year’s salary.  In the event of disability, Mr. Samuel Landy will receive lost wages from a disability insurance policy.  In the event a merger of the Company, sale or change of control, Mr. Landy shall have the right to extend and renew this Employment Agreement so that the expiration date will be three years from the date of merger, sale or change of control.  Mr. Samuel Landy’s salary remained at $363,739 for 2008.

Effective January 1, 2009, the Company and Samuel A. Landy entered into a new three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $300,000 for 2009, $315,000 for 2010 and $330,000 for 2011, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy will also receive stock options to purchase 75,000 shares in January 2009 and 25,000 shares in January 2010.  Mr. Samuel Landy will receive customary fringe benefits, four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2006, the Company and Anna T. Chew, Vice President and Chief Financial Officer, entered into a three-year Employment Agreement.  Ms. Chew will receive an annual base salary of $225,133 for 2006, plus bonuses and customary fringe benefits.  Each year Ms. Chew will receive a 5% increase in her base salary.  Ms. Chew will also receive four weeks vacation, use of an automobile, and stock options for 10,000 shares in each year of the contract.  On severance by the Company, Ms. Chew is entitled to an additional one year’s salary.  In the event of disability, Ms. Chew will receive lost wages from a disability insurance policy.  In the event of a merger of the Corporation, sale or change of control, Ms. Chew shall have the right to extend and renew this Employment Agreement so that the expiration date will be three years from the date of merger, sale or change of control.

Effective January 1, 2009, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $248,200 for 2009, $260,600 for 2010 and $273,700 for 2011, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2007, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $161,566 for 2007, $169,977 for 2008 and $178,126 for 2009, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks vacation and reimbursement of reasonable and necessary business expenses.  Pursuant to this employment agreement, the Company’s president must request annually that the Company’s stock option committee grant Ms. Nagelberg an option to purchase 5,000 shares of the Company’s common stock, although the employment agreement does not require that the stock option committee grant any options.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to one year’s compensation.

Other Matters

The Company has employment agreements with certain executive officers, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits.  The Company has accrued these benefits on a present value basis over the terms of the agreements.   Amounts accrued under these agreements were $567,058 and $597,058 at December 31, 2008 and 2007, respectively.

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

NOTE 9 – DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), as amended.  Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a 5% discount from the weighted average purchase price directly from the Company, from authorized but unissued shares of the Company common stock.  Shareholders may also purchase additional shares at this discounted price by making optional cash payments monthly.  In determining the weighted average purchase price, purchases may be aggregated for both dividend reinvestment and optional cash purchases, or independent calculations may be made, at the discretion of the Company.  Optional cash payments must be not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company.

Amounts received, including dividends reinvested of $1,197,451, $1,840,527 and $1,783,177, respectively, and shares issued in connection with the DRIP for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Amounts Received/Dividends
Reinvested	$2,342,186	$5,306,062	$6,912,430
Number of Share Issued	284,528	399,454	474,001

NOTE 10 – DISTRIBUTIONS

The following cash distributions, including dividends reinvested, were paid to shareholders during the three years ended December 31, 2008, 2007 and 2006:

2008	2007	2006

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$2,692,025	$.25	$2,592,423	$.25	$2,429,773	$.245
June 30	1,955,780.18		2,626,332.25		2,470,173.245
September 30	1,964,108.18		2,653,584.25		2,491,306.245
December 31	1,974,257.18		2,671,263.25		2,566,579.250

	$8,586,170	$.79	$10,543,602	$1.00	$9,957,831	$.985

These amounts do not include the discount on shares purchased through the Company’s Dividend Reinvestment and Stock Purchase Plan.

On February 3, 2009, the Company declared a cash dividend of $.18 per share to be paid on March 16, 2009 to shareholders of record February 17, 2009.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the 2008, 2007 and 2006, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2008, 2007, and 2006:

	2008 Estimate (unaudited)	2007 Actual	2006 Actual

GAAP net income	$1,527,150	$2,632,741	$5,840,277
Add GAAP net loss of taxable REIT subsidiary included above	2,694,564	1,382,748	693,520
GAAP net income from REIT operations	4,221,714	4,015,489	6,533,797
Book / tax difference on gains / losses from capital transactions	327,203	737,640	(177,365)
Stock option expense	72,658	132,386	130,285
Non-qualified stock options exercised	-0-	(27,025)	(40,227)
Impairment loss and other book / tax differences, net	941,673	512,667	(85,774)
Taxable income before adjustments	5,563,248	5,371,157	6,360,716
Less capital gains	-0-	-0-	(1,108,389)
Adjusted taxable income subject to 90% dividend requirement	$5,563,248	$5,371,157	$5,252,327

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2008, 2007, and 2006:

	2008 Estimate (unaudited)	2007 Actual	2006 Actual

Cash dividends paid	$8,586,170	$10,543,602	$9,957,831
Less: Dividends designated to prior year	-0-	-0-	-0-
Less: Portion designated capital gains distribution	-0-	-0-	(1,108,389)
Less: Return of capital	2,519,125	5,374,204	(1,930,611)
Dividends paid deduction	$6,067,045	$5,169,398	$6,918,831

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2008, 2007, and 2006:

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$.55822	70.66%	$.49029	49.03%	$.68433	69.47%
Return of capital	.23178	29.34%	.50971	50.97%	.19099	19.39%
Capital gains	-0-	-0-%	-0-	-0-%	.10968	11.14%
	$.79	100%	$1.00	100%	$.985	100%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a taxable REIT subsidiary, is subject to federal, state and local income taxes.  Deferred income taxes pertaining to S&F are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  For the years ended December 31, 2008, 2007 and 2006, S&F had operating losses for financial reporting purposes of $2,694,564, $1,382,748 and $693,520, respectively.  Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F.  For the years ended December 31, 2008, 2007 and 2006, S&F recorded ($120,000), $201,000 and $27,000, respectively, in federal, state and franchise taxes (credits) which have been included in general and administrative expenses.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

NOTE 13 - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale and interest rate swap agreements. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2008:

Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$ 21,575,072	$ 16,575,072	$ 5,000,000	$ -0-
Interest rate swaps (1)	(390,934)	-0-	(390,934)	-0-
	$ 21,184,138	$ 16,575,072	$ 4,609,066	$ -0-

(1)  Included in accrued liabilities and deposits.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.    For 2008, the fair and carrying value of fixed rate mortgages payable amounted to $49,945,429 and $50,591,538, respectively.  For 2007, the fair and carrying values of fixed rate mortgages payable amounted to $41,428,086 and $40,826,809 respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 15 – SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

Cash paid during the years ended December 31, 2008, 2007 and 2006 for interest was $5,030,021, $3,965,090 and $3,704,853, respectively.

During the years ended December 31, 2008, 2007 and 2006, land development costs of $2,226,267, $6,056,385 and $3,094,939, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2008, 2007 and 2006, the Company had dividend reinvestments of $1,197,451, $1,840,527 and $1,783,177, respectively which required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

	2008	2007	2006
Unrealized holding loss arising during the year	($6,701,798)	($2,161,643)	($399,217)
Add (less) reclassification adjustment for net losses (gains) realized in income	2,072,541	734,649	(132,462)

Net unrealized holding loss	($4,629,257)	($1,426,994)	($531,679)

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2008	March 31	June 30	September 30	December 31

Total Revenues	$8,315,540	$10,458,996	$10,240,058	$7,643,806
Total Expenses	8,616,325	8,972,535	9,048,725	8,506,326
Net Income (Loss) (1)	(305,040)	1,511,074	1,201,017	(879,901)
Net Income (Loss) per Share – Basic	($.03)	.14	.11	(.08)
Diluted	($.03)	.14	.11	(.08)

2007	March 31	June 30	September 30	December 31

Total Revenues	$8,800,346	$11,351,020	$9,971,274	$8,718,061
Total Expenses	7,995,017	9,457,305	9,884,271	8,970,685
Net Income (Loss) (1)	837,241	1,928,327	110,239	(243,066)
Net Income (Loss) per Share – Basic	.08	.18	.01	(.02)
Diluted	.08	.18	.01	(.02)

(1)

Fluctuations are primarily due to changes in the fair value of interest rate swaps and Gain (Loss) on Securities Transactions, net.  During 2008 and 2007, the Company recognized a loss of $2,548,130 and $998,324, respectively, due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

Column A	Column B		Column C		Column D
			Initial Cost
Description	Encumbrances		Land	Site, Land & Building Improvements and Rental Homes	Capitalization Subsequent to Acquisition

Memphis, TN	$4,976,931		$250,000	$2,569,101	$3,340,267
Greenfield Ctr, NY	-0-		37,500	232,547	2,760,915
Vineland, NJ		(1)	320,000	1,866,323	1,099,571
Duncansville, PA	-0-		60,774	378,093	889,022
Cranberry Twp, PA	3,244,032		181,930	1,922,931	714,507
Clifton Park, NY		(2)	391,724	704,021	1,528,223
Apollo, PA	-0-		670,000	1,336,600	1,228,774
Cranberry Twp, PA	3,244,032		75,000	977,225	1,667,949
Millville, NJ	11,210,064		216,000	1,166,517	8,209,363
Kutztown, PA	10,286,582		145,000	1,695,041	7,617,416
Pittston, PA	2,592,010		572,500	2,151,569	3,659,418
Monticello, NY	-0-		235,600	1,402,572	3,968,355
Navarre, OH	-0-		290,000	1,457,673	1,959,393
Cresson, PA	-0-		432,700	2,070,426	1,460,028
Memphis, TN	-0-		78,435	810,477	1,197,046
West Grove, PA		(1)	175,000	990,515	1,017,636
Carlisle, PA	-0-		37,540	198,321	4,480,448
Belle Vernon, PA	4,985,401		150,000	2,491,796	4,796,612
Marion, OH	-0-		236,000	785,293	3,515,572
Somerset, PA	1,548,611		1,485,000	2,050,400	4,747,557
Athens, OH	-0-		67,000	1,326,800	612,652
Magnolia, OH	2,632,486		270,000	1,941,430	3,083,589
Jackson, NJ		(1)	100,095	602,820	1,527,499
Hamburg, NY	8,463,399	(2)	424,000	3,812,000	1,027,984
West Monroe, NY	-0-		77,000	841,000	726,065
Lebanon, TN	-0-		1,184,000	4,034,480	433,817
Eatontown, NJ		(1)	157,421	280,749	469,602
Caledonia, OH	-0-		260,000	1,753,206	2,104,274
Coxsackie, NY	-0-		1,757,800	-0-	-0-

	53,183,548		$10,338,019	$41,849,926	$69,843,554
Various	12,769,347	(1)
	$65,952,895

(1)  Represents one mortgage note payable secured by four properties.

(1)  Represents one mortgage note payable secured by two properties.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

Column A	Column E (3) (4)			Column F (2)
	Gross Amount at Which Carried at 12/31/08
Description	Land	Site, Land & Building Improvements and Rental Homes	Total	Accumulated Depreciation

Memphis, TN	$250,000	$5,909,368	$6,159,368	$3,219,146
Greenfield Ctr, NY	122,865	2,908,097	3,030,962	1,437,569
Vineland, NJ	408,206	2,877,688	3,285,894	2,264,812
Duncansville, PA	60,774	1,267,115	1,327,889	691,076
Cranberry Twp, PA	181,930	2,637,438	2,819,368	2,087,013
Clifton Park, NY	391,724	2,232,244	2,623,968	1,273,733
Apollo, PA	732,089	2,503,285	3,235,374	1,092,709
Cranberry Twp, PA	75,000	2,645,174	2,720,174	1,918,314
Millville, NJ	2,534,891	7,056,989	9,591,880	2,863,821
Kutztown, PA	404,239	9,053,218	9,457,457	3,116,130
Pittston, PA	572,500	5,810,987	6,383,487	2,622,468
Monticello, NY	318,472	5,288,055	5,606,527	2,061,149
Navarre, OH	290,000	3,417,066	3,707,066	693,136
Cresson, PA	432,700	3,530,454	3,963,154	1,727,549
Memphis, TN	78,435	2,007,523	2,085,958	1,303,920
West Grove, PA	155,000	2,028,151	2,183,151	1,642,092
Carlisle, PA	145,473	4,570,836	4,716,309	1,136,885
Belle Vernon, PA	150,000	7,288,408	7,438,408	3,829,061
Marion, OH	236,000	4,300,865	4,536,865	1,957,123
Somerset, PA	1,485,000	6,797,957	8,282,957	644,915
Athens, OH	67,000	1,939,452	2,006,452	693,980
Magnolia, OH	270,000	5,025,019	5,295,019	2,901,063
Jackson, NJ	100,095	2,130,319	2,230,414	1,628,184
Hamburg, NY	424,000	4,839,984	5,263,984	1,706,231
West Monroe, NY	77,000	1,567,065	1,644,065	284,473
Lebanon, TN	1,184,000	4,468,297	5,652,297	449,559
Eatontown, NJ	135,421	772,351	907,772	432,628
Caledonia, OH	260,000	3,857,480	4,117,480	1,170,923
Coxsackie, NY	1,757,800	-0-	1,757,800	-0-

	$13,300,614	$108,730,885	$122,031,499	$46,849,662

(3)

 See reconciliation.

(4)

The aggregate cost for Federal tax purposes approximates historical cost.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

Column A	Column G	Column H	Column I

Description	Date of Construction	Date Acquired	Life

Memphis, TN	prior to 1980	1986	3 to 27.5
Greenfield Ctr, NY	prior to 1970	1977	3 to 27.5
Vineland, NJ	1973	1986	3 to 27.5
Duncansville, PA	1961	1979	3 to 27.5
Cranberry Twp, PA	1974	1986	5 to 27.5
Clifton Park, NY	1972	1978	3 to 27.5
Apollo, PA	prior to 1980	1995	5 to 27.5
Cranberry Twp, PA	prior to 1980	1982	3 to 27.5
Millville, NJ	prior to 1980	1985	3 to 27.5
Kutztown, PA	1971	1979	5 to 27.5
Pittston, PA	1970	1992	5 to 27.5
Monticello, NY	1972	1988	5 to 27.5
Navarre, OH	prior to 1980	1987	5 to 27.5
Cresson, PA	prior to 1980	2001	5 to 27.5
Memphis, TN	1955	1985	3 to 27.5
West Grove, PA	1971	1974	5 to 27.5
Carlisle, PA	1961	1969	3 to 27.5
Belle Vernon, PA	1973	1983	3 to 27.5
Marion, OH	1950	1986	3 to 27.5
Somerset, PA	prior to 1980	2004	5 to 27.5
Athens, OH	prior to 1980	1996	5 to 27.5
Magnolia, OH	prior to 1980	1985	5 to 27.5
Jackson, NJ	1969	1969	3 to 27.5
Hamburg, NY	prior to 1980	1997	5 to 27.5
West Monroe, NY	prior to 1980	2003	5 to 27.5
Lebanon, TN	1997	2006	5 to 27.5
Eatontown, NJ	1964	1978	3 to 27.5
Caledonia, OH	prior to 1980	1996	5 to 27.5
Coxsackie, NY	N/A	2005	N/A

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

		/----------FIXED ASSETS-----------/
(2)	Reconciliation:	12/31/08	12/31/07	12/31/06

	Balance – Beginning of Year	$116,380,827	$105,139,224	$96,241,037

	Additions:
	Acquisitions	-0-	-0-	5,218,480
	Improvements	6,732,409	12,731,558	5,012,850
	Depreciation	-0-	-0-	-0-

	Total Additions	6,732,409	12,731,558	10,231,330

	Deletions	1,081,737	1,489,955	1,333,143

	Balance – End of Year	$122,031,499	$116,380,827	$105,139,224

	/-----ACCUMULATED DEPRECIATION-----/
Reconciliation:	12/31/08	12/31/07	12/31/06

Balance – Beginning of Year	$43,922,385	$41,540,038	$39,296,286

Additions:
Acquisitions	-0-	-0-	-0-
Improvements	-0-	-0-	-0-
Depreciation	3,323,016	2,936,037	2,649,013

Total Additions	3,323,016	2,936,037	2,649,013

Deletions	395,739	553,690	405,261

Balance – End of Year	$46,849,662	$43,922,385	$41,540,038

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:  /s/Eugene W. Landy

EUGENE W. LANDY

Chairman of the Board

Dated:        March 9, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chairman of the Board	March 9, 2009

/s/Samuel A. Landy SAMUEL A. LANDY	President, Chief Executive Officer and Director	March 9, 2009

/s/Anna T. Chew ANNA T. CHEW	Vice President, Chief Financial Officer, Treasurer and Director	March 9, 2009

/s/James Mitchell JAMES MITCHELL	Director	March 9, 2009

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 9, 2009

/s/Eugene Rothenberg EUGENE ROTHENBERG	Director	March 9, 2009

/s/Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 9, 2009