Form 10-Q
period 2009-03-31
UMH PROPERTIES, INC.
filed 2009-05-07
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2009

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

Yes    X              No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes           No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer

_______

Accelerated filer

      X

Non-accelerated filer

_______

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes

No    X

The number of shares outstanding of issuer's common stock as of May 1, 2009 was 11,177,491 shares.

UMH PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
- ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	89,116,249	88,926,418
Buildings and Improvements	3,996,288	3,990,275
Rental Homes and Accessories	16,198,980	15,814,192
Total Investment Property	122,612,131	122,031,499
Equipment and Vehicles	7,496,326	7,487,571
Total Investment Property and Equipment	130,108,457	129,519,070
Accumulated Depreciation	(54,070,552)	(53,111,822)
Net Investment Property and Equipment	76,037,905	76,407,248

OTHER ASSETS
Cash and Cash Equivalents	2,951,568	2,783,250
Securities Available for Sale	19,577,745	21,575,072
Inventory of Manufactured Homes	9,005,056	9,459,924
Notes and Other Receivables, net	22,110,336	22,597,670
Unamortized Financing Costs	622,060	670,783
Prepaid Expenses	702,998	479,363
Land Development Costs	4,384,014	3,966,015
Total Other Assets	59,353,777	61,532,077

TOTAL ASSETS	$135,391,682	$137,939,325

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 65,508,731	$ 65,952,895
OTHER LIABILITIES
Accounts Payable	300,271	614,252
Loans Payable	23,168,874	23,611,574
Accrued Liabilities and Deposits	2,833,385	2,507,751
Tenant Security Deposits	550,271	531,153
Total Other Liabilities	26,852,801	27,264,730
Total Liabilities	92,361,532	93,217,625

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 11,153,164 and 11,021,734 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,115,316	1,102,173
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	50,657,879	49,958,681
Accumulated Other Comprehensive Loss	(4,989,976)	(5,671,361)
Accumulated Deficit	(3,753,069)	(667,793)
Total Shareholders’ Equity	43,030,150	44,721,700

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,391,682	$137,939,325

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

	2009	2008

REVENUES:
Rental and Related Income	$6,556,499	$6,254,570
Sales of Manufactured Homes	1,085,800	1,784,043
Interest and Dividend Income	1,035,262	891,429
Loss on Securities Transactions, net	(2,280,585)	(650,560)
Other Income	8,889	36,058

Total Revenues	6,405,865	8,315,540

EXPENSES:
Community Operating Expenses	3,210,686	3,182,176
Cost of Sales of Manufactured Homes	1,002,239	1,484,965
Selling Expenses	323,630	408,445
General and Administrative Expenses	781,638	985,887
Interest Expense	1,095,261	1,500,658
Depreciation Expense	1,030,874	1,014,750
Amortization of Financing Costs	48,870	39,444

Total Expenses	7,493,198	8,616,325

Loss before Loss on Sales of Investment Property and Equipment	(1,087,333)	(300,785)
Loss on Sales of Investment Property and Equipment	(11,503)	(4,255)

Net Loss	($1,098,836)	($ 305,040)

Net Loss per Share -
Basic	($0.10)	( $ 0.03)
Diluted	($0.10)	($ 0.03)

Weighted Average Shares Outstanding -
Basic	11,060,041	10,770,683
Diluted	11,060,041	10,770,819

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	($1,098,836)	( $ 305,040)
Non-Cash Adjustments:
Depreciation	1,030,874	1,014,750
Amortization of Financing Costs	48,870	39,444
Stock Compensation Expense	7,075	25,917
Increase in Provision for Uncollectible Notes and Other Receivables	88,500	73,350
Loss on Securities Transactions, net	2,280,585	650,560
Loss on Sales of Investment Property and Equipment	11,503	4,255

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	454,868	542,418
Notes and Other Receivables	398,834	120,773
Prepaid Expenses	(223,635)	(37,644)
Accounts Payable	(313,981)	(309,713)
Accrued Liabilities and Deposits	325,634	79,329
Tenant Security Deposits	19,118	10,910
Net Cash Provided by Operating Activities	3,029,409	1,909,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(780,899)	(1,590,828)
Proceeds from Sales of Assets	107,865	137,072
Additions to Land Development	(417,999)	(1,096,362)
Purchase of Securities Available for Sale	(305,680)	(10,756)
Settlement of Futures Transactions	-0-	(418,529)
Net Proceeds from Sales of Securities Available for Sale	703,807	-0-
Net Cash Used in Investing Activities	(692,906)	(2,979,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	-0-	8,700,000
Principal Payments of Mortgages and Loans	(887,011)	(5,927,086)
Financing Costs on Debt	-0-	(182,627)
Proceeds from Issuance of Common Stock, net of reinvestments	430,011	486,408
Dividends Paid, net of amount reinvested	(1,711,185)	(2,289,135)
Net Cash Provided by (Used in) Financing Activities	(2,168,185)	787,560

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168,318	(282,534)
CASH & CASH EQUIVALENTS-BEGINNING	2,783,250	2,221,976
CASH & CASH EQUIVALENTS-ENDING	$2,951,568	$1,939,442

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Compensation cost which has been determined consistent with SFAS No. 123R, amounted to $7,075 and $25,917 for the three months ended March 31, 2009 and 2008, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2009	2008

Dividend yield	9.25%	7.48%
Expected volatility	20.35%	18.66%
Risk-free interest rate	2.02%	3.47%
Expected lives	8	8

The weighted-average fair value of options granted during the three months ended March 31, 2009 and 2008 was $.19 and $.65, respectively.

During the three months ended March 31, 2009, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Exercise Price	Expiration Date

1/7/09	1	14,000	$7.12	1/7/17
1/7/09	1	61,000	6.47	1/7/17

As of March 31, 2009, there were options outstanding to purchase 601,000 shares and 925,188 shares were available for grant under the Company’s 2003 Stock Option Plan.  As of March 31, 2008, there were options outstanding to purchase 476,000 shares and 1,050,188 shares were available for grant under the Company’s 2003 Stock Option Plan.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of SFAS 141R and SFAS 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The Company adopted SFAS 141R and SFAS 160 effective January 1, 2009.  The adoption of these statements did not have a material effect on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS 161 effective January 1, 2009.  The adoption of this statement did not have a material effect on our financial condition or results of operations.

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

NOTE 2 – NET LOSS PER SHARE AND COMPREHENSIVE LOSS

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding for the period.  Diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of -0- and 136 shares for the three months ended March 31, 2009 and 2008, respectively, are included in the diluted weighted average shares outstanding.  As of March 31, 2009 and 2008, options to purchase 601,000 and 470,000 shares, respectively, were antidilutive.

The following table sets forth the components of the Company’s comprehensive loss for the three months ended March 31, 2009 and 2008:

	2009	2008

Net loss	($1,098,836)	($ 305,040)
(Increase) decrease in unrealized loss on securities available for sale	681,385	(137,689)
Comprehensive loss	($417,451)	($ 442,729)

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the Company’s loss on securities transactions, net for the three months ended March 31, 2009 and 2008:

	2009	2008

Loss on sale of securities, net	($556,751)	$ -0-
Loss on open and settled futures contracts	-0-	(650,560)
Impairment loss	(1,723,834)	-0-
Loss on securities transactions, net	($2,280,585)	($ 650,560)

During the three months ended March 31, 2009, the Company recognized a loss of $1,723,834, due to the write-down of the carrying value of securities which were considered other than temporarily impaired.  The Company also recognized a loss of $556,751 on securities sold.

During the three months ended March 31, 2008, the Company recognized a total loss on settled and open futures contracts of $650,560.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  As of May 15, 2008, we have settled our position in these futures contracts and no longer invest in them.

NOTE 4 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  In May 2008, we settled our position in these futures contracts and no longer invest in them.  The notional amount of these contracts amounted to $9,000,000 at March 31, 2008.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities available for sale transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  During the three months ended March 31, 2009 and 2008, the Company recorded a loss of $-0- and $650,560, respectively, on settled and open futures contracts.  These losses are included in loss on securities transactions, net.

The Company had entered into various interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The increase (decrease) in the fair value of these agreements for the three months ended March 31, 2009 and 2008 amounted to $77,121 and ($348,540), respectively, and has been recorded as a reduction (addition) to interest expense.   The fair value of these agreements at March 31, 2009 and December 31, 2008 amounted to liabilities of $313,813 and $390,934, respectively, which have been included in accrued liabilities and deposits.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

During the quarter ended March 31, 2009, the Company extended its mortgage on Sandy Valley Estates to April 30, 2009.  Subsequently, the Company received a commitment from Bank of America to further extend this mortgage to May 1, 2010.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On February 16, 2009, the Company paid $1,986,440 of which $275,255 was reinvested, as a dividend of $.18 per share to shareholders of record as of February 17, 2009.

During the three months ended March 31, 2009, the Company received, including dividends reinvested, a total of $705,266 from the Dividend Reinvestment and Stock Purchase Plan.  There were 131,430 new shares issued under the Plan.

On May 5, 2009, the Company declared a dividend of $.18 per share to be paid June 30, 2009 to shareholders of record as of June 1, 2009.

NOTE 7 - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale and interest rate swap agreements. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$19,577,745	$14,577,745	$ 5,000,000	$ -0-
Interest rate swaps (1)	(313,813)	-0-	(313,813)	-0-

	$19,263,932	$14,577,745	$4,686,187	$ -0-

(1)  Included in accrued liabilities and deposits.

NOTE 8 -  RELATED PARTY TRANSACTIONS

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2009 and 2008 for interest was $1,177,999 and $1,358,251, respectively.  Interest cost capitalized to Land Development was $64,278 and $65,000 for the three months ended March 31, 2009 and 2008, respectively.  The increase (decrease) in fair value of the interest rate swap agreements amounted to $77,121 and ($348,540) for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009 and 2008, the Company had dividend reinvestments of $275,255 and $402,889, respectively, which required no cash transfers.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2008.

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

The Company also holds a portfolio of securities of other REITs and home manufacturers with a balance of $19,577,745 at March 31, 2009.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At March 31, 2009, the Company’s portfolio consisted of 14% preferred stocks, 61% common stocks and 25% debentures.  The securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain (loss) on securities transactions, net.  Total revenues decreased by approximately 23% from $8,315,540 for the quarter ended March 31, 2008 to $6,405,865 for the quarter ended March 31, 2009.  This was primarily due to an increase in the loss on securities transactions, net from $650,560 for the quarter ended March 31, 2008 to $2,280,585 for the quarter ended March 31, 2009 and a decrease in sales of manufactured homes of $698,243, partially offset by an increase in rental and related income and interest and dividend income.  Sales of manufactured homes decreased by approximately 39% for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.  Over the past several years, the availability of liberal lending terms for conventional housing created a difficult competitive market for sales of manufactured homes.  This resulted in a loss of occupancy from approximately 86% in 2005 to approximately 80% currently.  Although the conventional home lending environment has returned to more disciplined lending practices, the return to affordability and the recovery of manufactured home communities have been slow.  We believe that the general economic issues, rising unemployment rate, the decline in consumer confidence, the inability of our customers to sell their current homes, and the turmoil in the credit and financial markets have negatively impacted our home sales.  Loss on securities transactions, net increased by $1,630,025, or approximately 251% for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, primarily due to the $1,723,834 write-down of securities which were considered other than temporarily impaired.  The Company had unrealized losses of approximately $4,990,000 in its securities portfolio as of March 31, 2009.  Subsequent to March 31, 2009, the REIT market has improved and as a result, our losses have been reduced.  Historically, REIT share prices were not volatile.  Today, they are highly volatile with price swings of 5% or more recurring frequently.  REIT securities have always represented less than 10% of the market value of our total assets.  The dividends received from our securities investments continue to meet our expectations and we anticipate realizing satisfactory returns. It is our intent to hold these securities long-term. As the credit markets begin to normalize, more efficient pricing should return to the securities markets.

Total expenses decreased by approximately 13% from $8,616,325 for the quarter ended March 31, 2008 to $7,493,198 for the quarter ended March 31, 2009.  This was primarily due to a decrease in cost of sales of manufactured homes of $482,726, a decrease in interest expense of $405,397, and  a decrease in general and administrative expenses of $204,249.  The decrease in interest expense was primarily due to the change in fair value of the Company’s interest rate swaps.

Net loss increased by approximately 260% for the quarter ended March 31, 2009.  This increase was due primarily to the $1,723,834 write-down of securities which were considered other than temporarily impaired and the decrease in sales of manufactured homes.

See PART I, Item 1 – Business in the Company’s 2008 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased 5% from $6,254,570 for the quarter ended March 31, 2008 to $6,556,499 for the quarter ended March 31, 2009.  This was primarily due to rental increases to residents and an increase in home rental income.  The Company has been raising rental rates by approximately 3% to 6% annually.  Occupancy remained relatively stable at approximately 80% at both December 31, 2008 and March 31, 2009.  The Company has faced many challenges in filling vacant homesites.

Interest and dividend income increased 16% from $891,429 for the quarter ended March 31, 2008 to $1,035,262 for the quarter ended March 31, 2009.  This was primarily as a result of an increase in dividend income due to a higher weighted-average yield on securities available for sale during 2009.  The weighted average yield on these securities at March 31, 2009 and 2008 was approximately 11.5% and 8.4%, respectively.

Loss on securities transactions, net for the three months ended March 31, 2009 and 2008 consisted of the following:

	2009	2008

Loss on sale of securities, net	($ 556,751)	$ -0-
Impairment loss	(1,723,834)	-0-
Loss on open and settled futures contracts	-0-	(650,560)
Loss on securities transactions, net	($ 2,280,585)	($ 650,560)

Loss on securities transactions, net increased 251% from $650,560 for the quarter ended March 31, 2008 to $2,280,585 for the quarter ended March 31, 2009.  This was due primarily to the write-down of the carrying value of securities which were considered other than temporarily impaired.  The Company had unrealized losses of $4,989,976 in its securities portfolio as of March 31, 2009.  Subsequent to March 31, 2009, the REIT market has improved and as a result, our losses have been reduced.  Historically, REIT share prices were not volatile.  Today, they are highly volatile with price swings of 5% or more recurring frequently.  REIT securities have always represented less than 10% of the total market value of our assets.  The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term and we anticipate realizing satisfactory returns. As the credit markets begin to normalize, more efficient pricing should return to the securities markets.  During 2008, the Company also recognized a loss on open and settled futures contracts of $650,560.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  As of May 15, 2008, we settled our position and no longer invest in these contracts.

Community operating expenses remained relatively stable for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.   General and administrative expenses decreased 21% from $985,887 for the quarter ended March 31, 2008 to $781,638 for the quarter ended March 31, 2009.   The Company has been focusing on reducing costs, including operating expenses, salaries, professional fees and travel.   Interest expense decreased 27% from $1,500,658 for the quarter ended March 31, 2008 to $1,095,261 for the quarter ended March 31, 2009.    This was primarily due to the change in fair value of the Company’s interest rate swaps.  The change in fair value of the Company’s interest rate swaps decreased interest expense by approximately $77,000 in 2009 but increased interest expense by approximately $349,000 in 2008.  Cash paid for interest during the three months ended March 31, 2009 and 2008 amounted to $1,177,999 and $1,358,251, respectively.  Depreciation expense and amortization expense remained relatively stable for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.

Sales of manufactured homes amounted to $1,085,800 and $1,784,043 for the quarters ended March 31, 2009 and 2008, respectively.  Cost of sales of manufactured homes amounted to $1,002,239 and $1,484,965 for the quarters ended March 31, 2009 and 2008, respectively.  Selling expenses amounted to $323,630 and $408,445 for the quarters ended March 31, 2009 and 2008, respectively. These decreases are directly attributable to the decrease in sales.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $240,069 or 22% of total sales, and $109,367 or 6% of total sales for the quarters ended March 31, 2009 and 2008, respectively.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Income from community operations (defined as rental and related income less community operating expenses) increased 9% from $3,072,394 for the quarter ended March 31, 2008 to $3,345,813 for the quarter ended March 31, 2009.

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

As of March 31, 2009, the Company owned securities available for sale of $19,577,745, subject to margin loans of $4,826,276.  These marketable securities provide the Company with additional liquidity.  The REIT securities market has been driven to inordinately low prices and high yields.  This has resulted in substantial unrealized losses in our holdings.  We believe this to be the result of indiscriminate selling and not the result or normal pricing considerations.  Subsequent to March 31, 2009, the REIT market has improved and as a result our losses have been reduced.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.

Net cash provided by operating activities increased 59% from $1,909,309 for the quarter ended March 31, 2008 to $3,029,409 for the quarter ended March 31, 2009.  This was primarily due to the add-back of the non-cash impairment charge for securities which were considered other than temporarily impaired.  The Company received, including dividends reinvested of $275,255, new capital of $705,266 through its Dividend Reinvestment and Stock Purchase Plan (DRIP).  Mortgages and loans payable decreased by approximately $887,000.  The Company extended its mortgage on Sandy Valley Estates to April 30, 2009.  Subsequently, the Company received a commitment from Bank of America to further extend this mortgage to May 1, 2010.

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

The Company’s FFO for the quarter ended March 31, 2009 and 2008 is calculated as follows:

	2009	2008

Net Loss	($1,098,836)	($ 305,040)
Loss on Sales of Depreciable Assets	11,503	4,255
Depreciation Expense	1,030,874	1,014,750

FFO	($56,459)	$713,965

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2009 and 2008:

	2009	2008

Operating Activities	$3,029,409	$1,909,309
Investing Activities	(692,906)	(2,979,403)
Financing Activities	(2,168,185)	787,560

Safe Harbor Statement

Statements contained in this Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, we are making forward-looking statements.  These forward-looking statements are not guaranteed.  They reflect the Company’s current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company’s operations, future results and prospects, and are subject to many uncertainties and factors, some of which are beyond our control, relating to the Company’s operations and business environment which could cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -

Risk Factors

     There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

10 (i)

Employment Agreement with Mr. Samuel A. Landy effective January 1, 2009 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 30, 2009, Registration No. 001-12690).

10 (ii)

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

  May 7, 2009

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   May 7, 2009

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer