Form 10-Q
period 2009-06-30
UMH PROPERTIES, INC.
filed 2009-08-06
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2009

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of August 3, 2009 was 11,429,108 shares.

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
- ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	89,355,553	88,926,418
Buildings and Improvements	3,996,288	3,990,275
Rental Homes and Accessories	16,729,442	15,814,192
Total Investment Property	123,381,897	122,031,499
Equipment and Vehicles	7,502,050	7,487,571
Total Investment Property and Equipment	130,883,947	129,519,070
Accumulated Depreciation	(54,990,031)	(53,111,822)
Net Investment Property and Equipment	75,893,916	76,407,248

OTHER ASSETS
Cash and Cash Equivalents	4,810,207	2,783,250
Securities Available for Sale	22,913,621	21,575,072
Inventory of Manufactured Homes	8,077,175	9,459,924
Notes and Other Receivables, net	21,890,052	22,597,670
Unamortized Financing Costs	682,333	670,783
Prepaid Expenses	426,507	479,363
Land Development Costs	4,445,858	3,966,015
Total Other Assets	63,245,753	61,532,077

TOTAL ASSETS	$139,139,669	$137,939,325

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 69,050,673	$ 65,952,895
OTHER LIABILITIES
Accounts Payable	343,811	614,252
Loans Payable	22,184,709	23,611,574
Accrued Liabilities and Deposits	2,722,835	2,507,751
Tenant Security Deposits	564,673	531,153
Total Other Liabilities	25,816,028	27,264,730
Total Liabilities	94,866,701	93,217,625

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 11,338,669 and 11,021,734 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,133,867	1,102,173
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	52,040,260	49,958,681
Accumulated Other Comprehensive Loss	(4,308,842)	(5,671,361)
Accumulated Deficit	(4,592,317)	(667,793)
Total Shareholders’ Equity	44,272,968	44,721,700

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,139,669	$137,939,325

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008

REVENUES:
Rental and Related Income	$6,624,530	$6,362,034	$13,181,029	$12,616,604
Sales of Manufactured Homes	1,494,118	2,881,014	2,579,918	4,665,057
Interest and Dividend Income	1,198,074	1,129,477	2,233,336	2,020,906
(Loss) Gain on Securities Transactions, net	(169,480)	55,023	(2,450,065)	(595,537)
Other Income	22,120	31,448	31,009	67,506

Total Revenues	9,169,362	10,458,996	15,575,227	18,774,536

EXPENSES:
Community Operating Expenses	3,232,626	3,396,383	6,443,312	6,578,559
Cost of Sales of Manufactured Homes	1,426,536	2,419,512	2,428,775	3,904,477
Selling Expenses	292,629	302,732	616,259	711,177
General and Administrative Expenses	817,175	911,541	1,598,813	1,897,428
Interest Expense	1,135,033	886,201	2,230,294	2,386,859
Depreciation Expense	1,021,354	1,017,795	2,052,228	2,032,545
Amortization of Financing Costs	54,970	38,371	103,840	77,815

Total Expenses	7,980,323	8,972,535	15,473,521	17,588,860

Income before (Loss) Gain on Sales of Investment Property and Equipment	1,189,039	1,486,461	101,706	1,185,676
(Loss) Gain on Sales of Investment Property and Equipment	(10,477)	24,613	(21,980)	20,358

Net Income	$1,178,562	$1,511,074	$79,726	$1,206,034

Net Income per Share -
Basic	$0.11	$0.14	$0.01	$0.11
Diluted	$0.11	$0.14	$0.01	$0.11

Weighted Average Shares Outstanding -
Basic	11,219,844	10,855,788	11,138,054	10,811,604
Diluted	11,227,560	10,855,788	11,143,182	10,811,604

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$79,726	$1,206,034
Non-Cash Adjustments:
Depreciation	2,052,228	2,032,545
Amortization of Financing Costs	103,840	77,815
Stock Compensation Expense	14,278	51,834
Increase in Provision for Uncollectible Notes and Other Receivables	177,000	146,700
Loss on Securities Transactions, net	2,450,065	595,537
Loss (Gain) on Sales of Investment Property and Equipment	21,980	(20,358)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	1,382,749	1,354,264
Notes and Other Receivables	530,618	(829,520)
Prepaid Expenses	52,856	84,629
Accounts Payable	(270,441)	369,506
Accrued Liabilities and Deposits	215,084	(57,100)
Tenant Security Deposits	33,520	31,734
Net Cash Provided by Operating Activities	6,843,503	5,043,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(1,789,905)	(2,735,405)
Proceeds from Sales of Assets	229,029	332,858
Additions to Land Development	(479,843)	(1,519,302)
Purchase of Securities Available for Sale	(3,129,902)	(3,961,484)
Settlement of Futures Transactions	-0-	(304,088)
Net Proceeds from Sales of Securities Available for Sale	703,807	210,768
Net Cash Used in Investing Activities	(4,466,814)	(7,976,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	4,000,000	13,700,000
Principal Payments of Mortgages and Loans	(2,329,087)	(7,196,625)
Financing Costs on Debt	(115,390)	(202,914)
Proceeds from Issuance of Common Stock, net of amount reinvested	1,542,439	846,726
Dividends Paid, net of amount reinvested	(3,447,694)	(3,971,917)
Net Cash Provided by (Used in) Financing Activities	(349,732)	3,175,270

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,026,957	242,237
CASH & CASH EQUIVALENTS-BEGINNING	2,783,250	2,221,976
CASH & CASH EQUIVALENTS-ENDING	$4,810,207	$2,464,213

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the periods then ended.  Actual results could differ significantly from these estimates and assumptions.

Employee Stock Options

The Company accounts for its stock option plan under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Compensation cost which has been determined consistent with SFAS No. 123R, amounted to $7,203 and $14,278 for the three and six months ended June 30, 2009, respectively, and $25,917 and $51,834 for the three and six months ended June 30, 2008, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2009	2008

Dividend yield	9.25%	7.48%
Expected volatility	21.14%	18.66%
Risk-free interest rate	2.62%	3.47%
Expected lives	8	8

The weighted-average fair value of options granted during the six months ended June 30, 2009 and 2008 was $0.27 and $0.65, respectively.

During the six months ended June 30, 2009, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Exercise Price	Expiration Date

1/7/09	1	14,000	$7.12	1/7/17
1/7/09	1	61,000	6.47	1/7/17
3/3/09	1	3,000	5.42	3/3/17
6/22/09	15	60,000	7.57	6/22/17

As of June 30, 2009, there were options outstanding to purchase 664,000 shares and 862,188 shares were available for grant under the Company’s 2003 Stock Option Plan.  As of June 30, 2008, there were options outstanding to purchase 476,000 shares and 1,050,188 shares were available for grant under the Company’s 2003 Stock Option Plan.

Subsequent Events

The Company has evaluated subsequent events through August 5, 2009, and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending September 30, 2009.  We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.  In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated.  SFAS 165 is effective for the interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS 165 effective for the quarter ended June 30, 2009.  The adoption of this statement did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued three FASB Staff Positions (FSPs) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2” and “FSP 124-2”), establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income.  FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1”), to interim periods.  All of these FSPs are effective for interim and annual periods ending after June 15, 2009.  The Company adopted these FSPs effective for the quarter ended June 30, 2009.  The adoption of these FSPs did not have a material effect on

our financial condition or results of operations.   However, adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 resulted in increased disclosures in our consolidated financial statements.

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

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME (LOSS)

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.

Options in the amount of 7,716 and 5,128 shares for the three and six months ended June 30, 2009, respectively are included in the diluted weighted average shares outstanding.  No options were included for the three and six months ended June 30, 2008, since they were antidilutive.  As of June 30, 2009 and 2008, options to purchase 600,000 and 476,000 shares, respectively, were antidilutive.

The following table sets forth the components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008:

	Three Months		Six Months
	2009	2008	2009	2008

Net Income	$1,178,562	$1,511,074	$79,726	$1,206,034
Change in unrealized loss on securities available for sale	681,134	(2,928,588)	1,362,519	(3,066,277)
Comprehensive Income (Loss)	$1,859,696	($1,417,514)	$1,442,245	($1,860,243)

NOTE 3 – SECURITIES AVAILABLE FOR SALE

As of June 30, 2009, the Company had twenty-seven securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at June 30, 2009:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$2,568,843	$224,718	$877,120	$443,138
Common Stock	1,372,986	624,299	9,013,459	3,727,865
Total

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

12	$2,445,173	$125,478	Less than or equal to 10%
2	322,240	55,820	Less than or equal to 20%
3*	9,264,999	3,819,426	Less than or equal to 30%
3	1,500,596	790,992	Less than or equal to 40%
2	299,400	228,304	Less than or equal to 50%
22

*  Includes common stock of Monmouth Real Estate Investment Corporation, a related entity, with a fair value of $9,013,459 and an unrealized loss of $3,727,865.

The Company has determined that these securities are temporarily impaired as of June 30,

2009.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

The following table summarizes the Company’s (loss) gain on securities transactions, net for the three and six months ended June 30, 2009 and 2008:

	Three Months		Six Months
	2009	2008	2009	2008

(Loss) gain on sale of securities, net	$-0-	$10,951	($556,751)	$10,951
Gain (loss) on open and settled futures contracts	-0-	346,472	-0-	(304,088)
Impairment losses	(169,480)	(302,400)	(1,893,314)	(302,400)
(Loss) gain on securities transactions, net	($169,480)	$55,023	($2,450,065)	($595,537)

During the three months ended June 30, 2009 and 2008, the Company recognized non-cash impairment losses of $169,480 and $302,400, respectively.  During the six months ended June 30, 2009 and 2008, the Company recognized non-cash impairment losses of $1,893,314 and $302,400, respectively.  These impairment losses were due to the write-down of the carrying value of securities which were considered other than temporarily impaired.   The Company also recognized a loss of $-0- and $556,751, respectively on securities sold.

NOTE 4 – DERIVATIVE INSTRUMENTS

The Company invested in futures contracts on ten-year Treasury notes with the objective of reducing the exposure of the debt securities portfolio to market rate fluctuations.  In May 2008, we settled our position in these futures contracts and no longer invest in them.  The notional amount of these contracts amounted to $9,000,000 at March 31, 2008.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities available for sale transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  During the three and six months ended June 30, 2008, the Company recorded a realized gain (loss) of $346,472 and ($304,088), respectively, on open and settled futures contracts.  These gains (losses) are included in loss on securities transactions, net.

The Company had entered into various interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three and six months ended June 30, 2009 amounted to $95,623 and 172,744, respectively, and has been recorded as a deduction from interest expense.  The change in the fair value of these agreements for the three and six months ended June 30, 2008 amounted to $214,199 and ($134,341), respectively, and has been recorded as a deduction from (addition to) interest expense.  The fair value of these agreements at June 30, 2009 and December 31, 2008 amounted to liabilities of $218,190 and $390,934, respectively, which have been included in accrued liabilities and deposits.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

During the six months ended June 30, 2009, the Company extended its mortgage on Sandy Valley Estates to May 1, 2010.  Interest is variable at LIBOR plus 4.5%.  Interest at June 30, 2009 was approximately 4.8%.

On May 28, 2009, the Company obtained a $4,000,000 mortgage on Weatherly Estates from Clayton Bank.  This mortgage payable is due on May 28, 2014 with interest at prime plus 2%, but not less than 7% nor more than 14%.  Proceeds from this mortgage were primarily used to pay down our margin loans.

NOTE 6 – SHAREHOLDERS’EQUITY

On June 30, 2009, the Company paid $2,017,810, of which $281,301 was reinvested, as a dividend of $.18 per share to shareholders of record as of June 1, 2009.  Total dividends paid for the six months ended June 30, 2009 amounted to $4,004,250, of which $556,556 was reinvested.  On August 5, 2009, the Company declared a dividend of $.18 per share to be paid on September 15, 2009 to shareholders of record, August 17, 2009.

During the six months ended June 30, 2009, the Company received, including dividends reinvested, a total of $2,098,995 from the Dividend Reinvestment and Stock Purchase Plan.  There were 316,935 new shares issued under the Plan.

On June 23, 2009, the board of directors renewed its approval of a Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock.  The Board of Directors initially approved the repurchase program on June 17, 2008.  The repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.  As of June 30, 2009, there have been no shares repurchased under this program.

NOTE 7 - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale and interest rate swap agreements. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$22,913,621	$17,913,621	$5,000,000	$ -0-
Interest rate swaps (1)	(218,190)	-0-	(218,190)	-0-

	$22,695,431	$17,913,621	$4,781,810	$ -0-

(1)

Included in accrued liabilities and deposits.

The Company is also required to disclose certain information about fair values of financial instruments, as defined in FSP 107-1 and APB 28-I “Interim Disclosures about Fair Value of Financial Instruments”.

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of June 30, 2009, the fair and carrying value of fixed rate mortgages payable amounted to $46,690,474 and $47,509,846, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2009 and 2008 for interest was $2,283,981 and $2,416,548, respectively.  Interest cost capitalized to Land Development was $131,000 and $140,000 for the six months ended June 30, 2009 and 2008, respectively.  The change in fair value of the interest rate swap agreements amounted to $172,744 and ($134,341) for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009 and 2008, the Company had dividend reinvestments of $556,556 and $675,888, respectively, which required no cash transfers.

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

The Company also holds a portfolio of securities of other REITs and home manufacturers with a balance of $22,913,621 at June 30, 2009.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At June 30, 2009, the Company’s portfolio consisted of 28% preferred stocks, 50% common stocks and 22% debentures.  The securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain on securities transactions, net.  Total revenues decreased by approximately 12% from $10,458,996 for the quarter ended June 30, 2008 to $9,169,362 for the quarter ended June 30, 2009.  Total revenues decreased by approximately 17% from $18,774,536 for the six months ended June 30, 2008 to $15,575,227 for the six months ended June 30, 2009.  These decreases were primarily due to an increase in the loss on securities transactions of $224,503 and $1,854,528 for the quarter and six months ended June 30, 2009, respectively, and a decrease in sales of manufactured homes of $1,386,896 and $2,085,139 for the quarter and six months ended June 30, 2009, partially offset by an increase in rental and related income and interest and dividend income.  Sales of manufactured homes decreased by approximately 48% and 45% for the quarter and six months ended June 30, 2009, respectively, as compared to the quarter and six months ended June 30, 2008.  Over the past several years, the availability of liberal lending terms for conventional housing created a difficult competitive market for sales of manufactured homes.  This resulted in a loss of occupancy from approximately 86% in 2005 to approximately 80% currently.  Although the conventional home lending environment has returned to more disciplined lending practices, the return to affordability and the recovery of manufactured home communities have been slow.  We believe that the general economic issues, rising unemployment rate, the decline in consumer confidence, the inability of our customers to sell their current homes, and the turmoil in the credit and financial markets have negatively impacted our home sales.  Loss on securities transactions, net amounted to $169,480 and $1,893,314 for the quarter and six months ended June 30, 2009, respectively, as compared to the quarter and six months ended June 30, 2008, primarily due to non-cash impairment charges relating to securities which were considered other than temporarily impaired.  The Company had unrealized losses of $4,308,842 in its securities portfolio as of June 30, 2009.  During the three months ended June 30, 2009, the REIT market has improved and as a result, our unrealized losses have been reduced by $681,134.  Without including our investments in Monmouth Real Estate Investment Corporation, a related company, our securities portfolio had unrealized losses of $580,977 at June 30, 2009 as compared to unrealized losses of $2,415,643 at March 31, 2009, an improvement of $1,834,666 for the quarter.  The fair value of our securities portfolio continued to improve in July.  Historically, REIT share prices were not volatile.  Over the past two years, they have been highly volatile with price swings of 5% or more occurring frequently.  REIT securities have always represented less than 10% of the market value of our total assets.  The dividends received from our securities investments continue to meet our expectations and we anticipate realizing satisfactory returns. It is our intent to hold these securities long-term.

Total expenses decreased by approximately 11% and 12% for the quarter and six months, respectively, ended June 30, 2009 as compared to the quarter and six months ended June 30, 2008.  This was primarily due to a decrease in cost of sales of manufactured homes, partially offset by an increase in interest expense for the quarter.

Net income decreased by approximately 22% and 93%, respectively, for the quarter and six months ended June 30, 2009.  This decrease was due primarily to non-cash impairment charges of $169,480 and $1,893,314 relating to securities which were considered other than temporarily impaired for the quarter and six months ended June 30, 2009, respectively, and the decrease in sales of manufactured homes.

Income from community operations (defined as rental and related income less community operating expenses) increased 14% from $2,965,651 for the quarter ended June 30, 2008 to $3,391,904 for the quarter ended June 30, 2009.  Income from community operations increased 12% from $6,038,045 for the six months ended June 30, 2008 to $6,737,717 for the six months ended June 30, 2009.  Occupancy has remained relatively stable.  The Company has been increasing rental rates.  The Company has also focused on reducing costs.

See PART I, Item 1 – Business in the Company’s 2008 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased 4% from $6,362,034 for the quarter ended June 30, 2008 to $6,624,530 for the quarter ended June 30, 2009.  Rental and related income increased 4% from $12,616,604 for the six months ended June 30, 2008 to $13,181,029 for the six months ended June 30, 2009.  This was primarily due to rental increases to residents and an increase in home rental income.  The Company has been raising rental rates by approximately 3% to 6% annually.  Occupancy remained relatively stable at approximately 80% at both December 31, 2008 and June 30, 2009.  The Company has faced many challenges in filling vacant homesites.

Interest and dividend income increased 6% from $1,129,477 for the quarter ended June 30, 2008 to $1,198,074 for the quarter ended June 30, 2009.  Interest and dividend income increased 11% from $2,020,906 for the six months ended June 30, 2008 to $2,233,336 for the six months ended June 30, 2009.  This was primarily as a result a higher weighted-average yield on securities available for sale during 2009.  The weighted average yield on these securities at June 30, 2009 and 2008 was approximately 10.25% and 9.25%, respectively.

(Loss) gain on securities available for sale transactions, net for the three and six months ended June 30, 2009 and 2008 consisted of the following:

	Three Months		Six Months
	2009	2008	2009	2008

(Loss) gain on sale of securities, net	$-0-	$10,951	($556,751)	$10,951
Gain (loss) on open and settled futures contracts	-0-	346,472	-0-	(304,088)
Impairment loss	(169,480)	(302,400)	(1,893,314)	(302,400)
(Loss) gain on securities transactions, net	($169,480)	$55,023	($2,450,065)	($595,537)

(Loss) gain on securities transactions, net increased from a gain of $55,023 for the quarter ended June 30, 2008 to a loss of ($169,480) for the quarter ended June 30, 2009 and from a loss of ($595,537) for the six months ended June 30, 2008 to a loss of ($2,450,065) for the six months ended June 30, 2009.  This was due primarily to the non-cash impairment charges relating to securities which were considered other than temporarily impaired.

The Company had unrealized losses of $4,308,842 in its securities portfolio as of June 30, 2009.  The Company considers these securities with unrealized losses to be temporarily impaired. The dividends received from our investments continue to meet our expectations.  It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.  The fair value of our securities portfolio continued to improve in July.  Historically, REIT share prices were not volatile.  Over the past two years, they have been highly volatile with price swings of 5% or more occurring frequently.  REIT securities have always represented less than 10% of the market value of our total assets.

During the three months ended June 30, 2009, the REIT market has improved and as a result, our unrealized losses have been reduced by $681,134.  Without including our investments in Monmouth Real Estate Investment Corporation, a related company, our securities portfolio had unrealized losses of $580,977 at June 30, 2009 as compared to unrealized losses of $2,415,643 at March 31, 2009, an improvement of $1,834,666 for the quarter.  During the quarter and six months ended June 30, 2008, the Company also recognized a gain (loss) on open and settled futures contracts of $346,472 and ($304,088), respectively.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  As of May 15, 2008, we settled our position and no longer invest in these contracts.

Community operating expenses decreased 5% from $3,396,383 for the quarter ended June 30, 2008 to $3,232,626 for the quarter ended June 30, 2009.  Community operating expenses decreased 2% from $6,578,559 for the six months ended June 30, 2008 to $6,443,312 for the six months ended June 30, 2009.  General and administrative expenses decreased 10% from $911,541 for the quarter ended June 30, 2008 to $817,175 for the quarter ended June 30, 2009.  General and administrative expenses decreased 16% from $1,897,428 for the six months ended June 30, 2008 to $1,598,813 for the six months ended June 30, 2009.  The Company has been focusing on reducing costs, including operating expenses, salaries, employee benefits, professional fees and travel.   Interest expense increased 28% from $886,201 for the quarter ended June 30, 2008 to $1,135,033 for the quarter ended June 30, 2009.  This was primarily due to an increase in the average balance of mortgages and loans payable partially offset by the change in fair value of the Company’s interest rate swaps which decreased interest expense by $214,199 for the six months ended June 30, 2008 but only decreased interest expense by $95,623 for the six months ended June 30, 2009.  Interest expense decreased 7% from $2,386,859 for the six months ended June 30, 2008 to $2,230,294 for the six months ended June 30, 2009.  This was primarily due to an increase in the average balance of mortgages and loans payable and the change in fair value of the Company’s interest rate swaps which increased interest expense by $134,341 for the six months ended June 30, 2008 but decreased interest expense by $172,744 for the six months ended June 30, 2009.  Cash paid for interest during the three and six months ended June 30, 2009 amounted to $1,297,378 and $2,283,981, respectively.  Cash paid for interest during the three and six months ended June 30, 2008 amounted to $1,175,400 and $2,416,548, respectively.  Depreciation expense remained relatively stable for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.  Amortization of financing costs increased 43% from $38,371 for the quarter ended June 30, 2008 to $54,970 for the quarter ended June 30, 2009.  Amortization of financing costs increased 33% from $77,815 for the six months ended June 30, 2008 to $103,840 for the six months ended June 30, 2009.  This was primarily due to amortization of costs associated with the new Weatherly Estates mortgage and the extension of our Sandy Valley mortgage.

Sales of manufactured homes amounted to $1,494,118 and $2,881,014 for the quarters ended June 30, 2009 and 2008, respectively, a decrease of 48%.  Sales of manufactured homes amounted to $2,579,918 and $4,665,057 for the six months ended June 30, 2009 and 2008, respectively, a decrease of 45%.  Cost of sales of manufactured homes amounted to $1,426,536 and $2,419,512 for the quarters ended June 30, 2009 and 2008, respectively. Cost of sales of manufactured homes amounted to $2,428,775 and $3,904,477 for the six months ended June 30, 2009 and 2008, respectively.  Selling expenses amounted to $292,629 and $302,732 for the quarters ended June 30, 2009 and 2008, respectively.  Selling expenses amounted to $616,259 and $711,177 for the six months ended June 30, 2009 and 2008, respectively. These decreases are directly attributable to the decrease in sales.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $225,047, or 15% of total sales, for the quarter ended June 30, 2009 as compared to income of $158,770, or 6% of total sales, for the quarter ended June 30, 2008.  Loss from sales operations amounted to $465,116, or 18% of total sales, for the six months ended June 30, 2009 as compared to income of $49,403, or 1% of total sales, for the six months ended June 30, 2008.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Income from community operations (defined as rental and related income less community operating expenses) increased 14% from $2,965,651 for the quarter ended June 30, 2008 to $3,391,904 for the quarter ended June 30, 2009.  Income from community operations increased 12% from $6,038,045 for the six months ended June 30, 2008 to $6,737,717 for the six months ended June 30, 2009.

Changes in Financial Condition

Net cash provided by operating activities increased 36% from $5,043,620 for the six months ended June 30, 2008 to $6,843,503 for the six months ended June 30, 2009.  This was primarily due to the add-back of the non-cash impairment charge for securities which were considered other than temporarily impaired.

Securities available for sale increased 6% or $1,338,549 during the six months ended June 30, 2009.  The increase was due primarily to purchases of $3,129,902 and a decrease in the unrealized loss of $1,362,519, partially offset by the write-down in carrying value of securities deemed to be other than temporarily impaired of $1,893,314, and sales of securities with a cost of $1,260,558.

Inventory of manufactured homes decreased 15% or $1,382,749 during the six months ended June 30, 2009.  The decrease was due primarily to sales.

Notes and other receivables decreased 3% or $707,618 during the six months ended June 30, 2009.  The decrease was due primarily to a decrease in loans receivable from the financing of sales.

Land development costs increased 12% or $479,843 during the six months ended June 30, 2009.  The increase was due primarily to continual work on expansions in progress.

Mortgages payable increased 5% or $3,097,778 during the six months ended June 30, 2009.  This increase was due to a new $4,000,000 mortgage on Weatherly Estates partially offset by principal repayments of $902,222.

Loans payable decreased 6% or $1,426,865 during the six months ended June 30, 2009.  The decrease was primarily due to paydowns on the margin loan.

The Company raised $2,098,995 from the issuance of shares in the DRIP during the six months ended June 30, 2009, which included dividend reinvestments of $556,556.   Dividends paid on the common stock for the six months ended June 30, 2009 were $4,004,250 of which $556,556 was reinvested.    On August 5, 2009, the Company declared a dividend of $0.18 per common share to be paid September 15, 2009 to common shareholders of record as of August 17, 2009.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

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

The current economic downturn and the lack of liquidity in the lending environment may impact management’s ability to grow by acquiring additional properties or REIT securities.  Current economic indicators show the US economy to be improving.  The affordability of our homes and the slow-down in site-built homes should enable the Company to perform well despite the challenging economy.  While the current recession has proven difficult, the manufactured housing industry property type has performed better than other commercial property types.

As of June 30, 2009, the Company had cash and cash equivalents of $4,810,207 and securities available for sale of $22,913,621, subject to margin and bank loans of $6,816,158.  These marketable securities provide the Company with additional liquidity.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.

As of June 30, 2009, the Company has a $5,000,000 unsecured line of credit, of which $3,535,841 was utilized.  The Company also has a $10,000,000 revolving line of credit for the financing of home sales, of which $8,690,000 was outstanding.  The Company owns 28 properties, of which 16 carried mortgages totaling approximately $69,000,000.  The Company has one mortgage secured by four properties with a balance of approximately $12,500,000 maturing in November 2009.  We are currently in the process of refinancing/extending this mortgage and are optimistic that we will be successful.

The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next year.

The Company does not have any off-balance sheet arrangements.

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

The Company’s FFO for the three and six months ended June 30, 2009 and 2008 is calculated as follows:

	Three Months		Six Months
	2009	2008	2009	2008

Net Income	$1,178,562	$1,511,074	$79,726	$1,206,034
Loss (Gain) on Sales of Depreciable Assets	10,477	(24,613)	21,980	(20,358)
Depreciation Expense	1,021,354	1,017,795	2,052,228	2,032,545

FFO	$2,210,393	$2,504,256	$2,153,934	$3,218,221

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2009 and 2008:

	2009	2008

Operating Activities	$6,843,503	$5,043,620
Investing Activities	(4,466,814)	(7,976,653)
Financing Activities	(349,732)	3,175,270

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4 -

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 9, 2009.  The proposals submitted to the vote of the shareholders and the results of the votes were as follows:

Proposal One – For the election of the following nominees for Director:

                           For

                   Against

                        Anna T. Chew

            9,562,390

356,325

Eugene W. Landy

9,557,484

361,230

Samuel A. Landy

9,551,379

367,336

Proposal Two – For the approval of PKF, Certified Public Accountants, a Professional Corporation, As independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009:

For

Against

Abstain

         9,698,218                        31,518                       188,978

Item 5 -	Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors – none

Item 6 -	Exhibits –

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

  August 5, 2009

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   August 5, 2009

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer