Form 10-Q
period 2009-09-30
UMH PROPERTIES, INC.
filed 2009-11-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2009

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of November 5, 2009 was 11,787,366 shares.

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
- ASSETS -
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	89,748,932	88,926,418
Buildings and Improvements	4,007,088	3,990,275
Rental Homes and Accessories	17,301,384	15,814,192
Total Investment Property	124,358,018	122,031,499
Equipment and Vehicles	7,547,224	7,487,571
Total Investment Property and Equipment	131,905,242	129,519,070
Accumulated Depreciation	(55,983,112)	(53,111,822)
Net Investment Property and Equipment	75,922,130	76,407,248

OTHER ASSETS
Cash and Cash Equivalents	3,053,144	2,783,250
Securities Available for Sale	30,463,087	21,575,072
Inventory of Manufactured Homes	7,725,899	9,459,924
Notes and Other Receivables, net	21,596,453	22,597,670
Unamortized Financing Costs	652,813	670,783
Prepaid Expenses	788,740	479,363
Land Development Costs	4,604,917	3,966,015
Total Other Assets	68,885,053	61,532,077

TOTAL ASSETS	$144,807,183	$137,939,325

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 68,420,619	$ 65,952,895
OTHER LIABILITIES
Accounts Payable	379,262	614,252
Loans Payable	21,169,310	23,611,574
Accrued Liabilities and Deposits	2,579,993	2,507,751
Tenant Security Deposits	526,781	531,153
Total Other Liabilities	24,655,346	27,264,730
Total Liabilities	93,075,965	93,217,625

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 11,676,381 and 11,021,734 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,167,638	1,102,173
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	54,686,388	49,958,681
Accumulated Other Comprehensive Income (Loss)	1,204,632	(5,671,361)
Accumulated Deficit	(5,327,440)	(667,793)
Total Shareholders’ Equity	51,731,218	44,721,700

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$144,807,183	$137,939,325

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008

REVENUES:
Rental and Related Income	$6,620,558	$6,421,211	$19,801,587	$19,037,815
Sales of Manufactured Homes	1,843,341	2,788,360	4,423,259	7,453,417
Interest and Dividend Income	1,075,735	1,006,084	3,309,071	3,026,990
Gain (Loss) on Securities Transactions, net	297,746	10,043	(2,152,319)	(585,494)
Other Income	19,400	14,360	50,409	81,866

Total Revenues	9,856,780	10,240,058	25,432,007	29,014,594

EXPENSES:
Community Operating Expenses	3,450,419	3,190,263	9,893,731	9,768,822
Cost of Sales of Manufactured Homes	1,729,002	2,383,739	4,157,777	6,288,216
Selling Expenses	293,762	414,358	910,021	1,125,535
General and Administrative Expenses	867,258	864,423	2,466,071	2,761,851
Interest Expense	1,100,227	1,140,359	3,330,521	3,527,218
Depreciation Expense	1,016,595	1,017,213	3,068,823	3,049,758
Amortization of Financing Costs	59,520	38,370	163,360	116,185

Total Expenses	8,516,783	9,048,725	23,990,304	26,637,585

Income before Gain (Loss) on Sales of Investment Property and Equipment	1,339,997	1,191,333	1,441,703	2,377,009
Gain (Loss) on Sales of Investment Property and Equipment	33	9,684	(21,947)	30,042

Net Income	$1,340,030	$1,201,017	$1,419,756	$2,407,051

Net Income per Share -
Basic	$ 0.12	$ 0.11	$ 0.13	$ 0.22
Diluted	$ 0.12	$ 0.11	$ 0.13	$ 0.22

Weighted Average Shares Outstanding -
Basic	11,493,196	10,916,458	11,260,049	10,844,901
Diluted	11,517,599	10,918,369	11,265,177	10,855,017

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 1,419,756	$ 2,407,051
Non-Cash Adjustments:
Depreciation	3,068,823	3,049,758
Amortization of Financing Costs	163,360	116,185
Stock Compensation Expense	27,030	61,091
Increase in Provision for Uncollectible Notes and Other Receivables	265,500	220,050
Loss on Securities Transactions, net	2,152,319	585,494
Loss (Gain) on Sales of Investment Property and Equipment	21,947	(30,042)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	1,734,025	2,005,331
Notes and Other Receivables	735,717	(1,436,470)
Prepaid Expenses	(309,377)	(163,056)
Accounts Payable	(234,990)	(123,819)
Accrued Liabilities and Deposits	72,242	49,190
Tenant Security Deposits	(4,372)	5,856
Net Cash Provided by Operating Activities	9,111,980	6,746,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(2,911,184)	(3,738,115)
Proceeds from Sales of Assets	305,532	481,369
Additions to Land Development	(638,902)	(1,943,865)
Purchase of Securities Available for Sale	(6,190,049)	(6,070,875)
Settlement of Futures Transactions	-0-	(304,088)
Net Proceeds from Sales of Securities Available for Sale	2,025,708	406,599
Net Cash Used in Investing Activities	(7,408,895)	(11,168,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages and Loans	4,000,000	13,700,000
Principal Payments of Mortgages and Loans	(3,974,540)	(4,303,491)
Financing Costs on Debt	(145,390)	(212,590)
Proceeds from Issuance of Common Stock, net of amount reinvested	3,913,477	1,001,731
Dividends Paid, net of amount reinvested	(5,226,738)	(5,679,063)
Net Cash (Used in) Provided by Financing Activities	(1,433,191)	4,506,587

NET INCREASE IN CASH AND CASH EQUIVALENTS	269,894	84,231
CASH AND CASH EQUIVALENTS-BEGINNING	2,783,250	2,221,976
CASH AND CASH EQUIVALENTS-ENDING	$ 3,053,144	$ 2,306,207

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Employee Stock Options

The Company accounts for its stock option plan under the provisions of ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.

Compensation cost which has been determined consistent with ASC 718-10, amounted to $12,753 and $27,030 for the three and nine months ended September 30, 2009, respectively, and $9,257 and $61,091 for the three and nine months ended September 30, 2008, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2009	2008

Dividend yield	9.25%	8.13%
Expected volatility	21.14%	18.52%
Risk-free interest rate	2.62%	3.46%
Expected lives	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the nine months ended September 30, 2009 and 2008 was $0.27 and $0.46, respectively.

During the nine months ended September 30, 2009, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Exercise Price	Expiration Date

1/7/09	1	14,000	$7.12	1/7/17
1/7/09	1	61,000	6.47	1/7/17
3/3/09	1	3,000	5.42	3/3/17
6/22/09	15	60,000	7.57	6/22/17

As of September 30, 2009, there were options outstanding to purchase 664,000 shares and 862,188 shares were available for grant under the Company’s 2003 Stock Option Plan.  As of September 30, 2008, there were options outstanding to purchase 526,000 shares and 1,000,188 shares were available for grant under the Company’s 2003 Stock Option Plan.

Subsequent Events

The Company has evaluated subsequent events through November 5, 2009, and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles, (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.   Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates (“ASU”) that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted this ASC for our quarter ended September 30, 2009.  The adoption did not have any effect on our financial condition or results of operations.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

In August 2009, FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies how an entity should measure the fair value of liabilities and that the restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after the issuance date, August 26, 2009. The Company adopted this ASU for our quarter ended September 30, 2009.  The adoption of this ASU did not have a material effect on our financial condition or results of operations.

ASC 855-10, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855-10 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.  In addition, ASC 855-10 requires an entity to disclose the date through which subsequent events have been evaluated.  ASC 855-10 is effective for the interim or annual financial periods ending after June 15, 2009.  The Company adopted ASC 855-10 effective for the quarter ended June 30, 2009.  The adoption of this ASC did not have a material effect on our financial condition or results of operations.

The FASB provided additional application guidance and enhanced disclosures about fair value measurements and impairments of securities.  ASC 820-10, Fair Value Measurements and Disclosures, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  ASC 320-10, Investments-Debt and Equity Securities, establishes a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income.  ASC 825-10, Financial Instruments, expands the fair value disclosures required for certain financial instruments to interim periods as well as in annual reports.  All of these ASCs are effective for interim and annual periods ending after June 15, 2009.  The Company adopted these ASCs effective for the quarter ended June 30, 2009.  The adoption of these ASCs did not have a material effect on our financial condition or results of operations.   However, adoption of ASC 825-10 resulted in increased disclosures in our consolidated financial statements.

ASC 805-10, Business Combinations and ASC 810-10, Consolidation, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of ASC 805-10 and ASC 810-10 are effective for our fiscal year beginning January 1, 2009. ASC 805-10 will be applied to business combinations occurring after the effective date and ASC 810-10 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date.  The Company adopted ASC 805-10 and ASC 810-10 effective January 1, 2009.  The adoption of these ASCs did not have a material effect on our financial condition or results of operations.

ASC 815-10, Derivatives and Hedging, requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted ASC 815-10 effective January 1, 2009.  The adoption of this ASC did not have a material effect on our financial condition or results of operations.

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

Options in the amount of 24,403 and 5,128 shares for the three and nine months ended September 30, 2009, respectively, and 1,911 and 10,116 shares for the three and nine months ended September 30, 2008, respectively, are included in the diluted weighted average shares outstanding.  As of September 30, 2009 and 2008, options to purchase 600,000 and 476,000 shares, respectively, were antidilutive.

The following table sets forth the components of the Company’s comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	Three Months		Nine Months
	2009	2008	2009	2008

Net Income	$1,340,030	$1,201,017	$1,419,756	$2,407,051
Change in unrealized gain/ loss on securities available for sale	5,513,474	769,971	6,875,993	(2,296,336)
Comprehensive Income	$6,853,504	$1,970,958	$8,295,749	$110,715

NOTE 3 – SECURITIES AVAILABLE FOR SALE

As of September 30, 2009, the Company had six securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at September 30, 2009:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$ -0-	$ -0-	$ 994,536	$ 147,377
Common Stock	275,800	41,556	10,938,234	2,008,385
Total	$275,800	$41,556	$11,932,770	$2,155,762

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

1	$ 144,000	$ 14,304	Less than or equal to 10%
5*	12,064,570	2,183,014	Less than or equal to 20%
6	$12,208,570	$2,197,319

*  Includes common stock of Monmouth Real Estate Investment Corporation, a related entity, with a fair value of $10,938,234 and an unrealized loss of $2,008,385.

The Company has determined that these securities are temporarily impaired as of September 30, 2009.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

The following table summarizes the Company’s gain (loss) on securities transactions, net for the three and nine months ended September 30, 2009 and 2008:

	Three Months		Nine months
	2009	2008	2009	2008

Gain (loss) on sale of securities, net	$297,746	$10,043	($259,005)	$20,994
Loss on open and settled futures contracts	-0-	-0-	-0-	(304,088)
Impairment losses	-0-	-0-	(1,893,314)	(302,400)
Gain (loss) on securities transactions, net	$297,746	$10,043	($2,152,319)	($585,494)

During the nine months ended September 30, 2009 and 2008, the Company recognized non-cash impairment losses of $1,893,314 and $302,400, respectively.  These impairment losses were due to the write-down of the carrying value of securities which were considered other than temporarily impaired.

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

The Company had entered into various interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The change in the fair value of these agreements for the three and nine months ended September 30, 2009 amounted to $114,523 and $287,267, respectively, and has been recorded as a deduction from interest expense.  The change in the fair value of these agreements for the three and nine months ended September 30, 2008 amounted to $52,257 and ($82,084), respectively, and has been recorded as a deduction from (addition to) interest expense.  The fair value of these agreements at September 30, 2009 and December 31, 2008 amounted to liabilities of $103,667 and $390,934, respectively, which have been included in accrued liabilities and deposits.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

During the nine months ended September 30, 2009, the Company extended its mortgage on Sandy Valley Estates to May 1, 2010.  Interest is variable at LIBOR plus 4.5%.  Interest at September 30, 2009 was approximately 4.8%.

On May 28, 2009, the Company obtained a $4,000,000 mortgage on Weatherly Estates from Clayton Bank.  This mortgage payable is due on May 28, 2014 with interest at prime plus 2%, but not less than 7% nor more than 14%.  Interest at September 30, 2009 was 7%.  Proceeds from this mortgage were primarily used to pay down our margin loans.

NOTE 6 – SHAREHOLDERS’EQUITY

On September 15, 2009, the Company paid $2,075,153, of which $296,109 was reinvested, as a dividend of $.18 per share to shareholders of record as of August 17, 2009.  Total dividends paid for the nine months ended September 30, 2009 amounted to $6,079,403, of which $852,665 was reinvested.  On October 6, 2009, the Company declared a dividend of $.18 per share to be paid on December 15, 2009 to shareholders of record, November 16, 2009.

During the nine months ended September 30, 2009, the Company received, including dividends reinvested, a total of $4,766,142 from the Dividend Reinvestment and Stock Purchase Plan.  There were 654,647 new shares issued under the Plan.

On June 23, 2009, the Board of Directors renewed its approval of a Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock.  The Board of Directors initially approved the repurchase program on June 17, 2008.  The repurchase program is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the program will be held as treasury shares.  As of September 30, 2009, there have been no shares repurchased under this program.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale and interest rate swap agreements. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$30,463,087	$25,463,087	$5,000,000	$ -0-
Interest rate swaps (1)	(103,667)	-0-	(103,667)	-0-

	$30,359,420	$25,463,087	$4,896,333	$ -0-

(1)

Included in accrued liabilities and deposits.

The Company is also required to disclose certain information about fair values of financial instruments, as defined in ASC 825-10, Financial Instruments.

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of September 30, 2009, the fair and carrying value of fixed rate mortgages payable amounted to $46,392,077 and $47,203,969, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2009 and 2008 was $3,895,912 and $3,759,720, respectively.  Interest cost capitalized to Land Development was $199,408 and $221,600 for the nine months ended September 30, 2009 and 2008, respectively.  The change in fair value of the interest rate swap agreements amounted to $287,267 and ($82,084) for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009 and 2008, the Company had dividend reinvestments of $852,665 and $932,850, respectively, which required no cash transfers.

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

The Company also holds a portfolio of securities of other REITs and home manufacturers with a balance of $30,463,087 at September 30, 2009.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread and when suitable acquisitions of real property cannot be found.  At September 30, 2009, the Company’s portfolio consisted of 32% preferred stocks, 52% common stocks and 16% debentures.  The securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.

The Company’s revenue primarily consists of rental and related income from the operation of its manufactured home communities.  Revenues also include sales of manufactured homes, interest and dividend income and gain on securities transactions, net.  Total revenues decreased by approximately 4% from $10,240,058 for the quarter ended September 30, 2008 to $9,856,780 for the quarter ended September 30, 2009.  Total revenues decreased by approximately 12% from $29,014,594 for the nine months ended September 30, 2008 to $25,432,007 for the nine months ended September 30, 2009.  These decreases were primarily due to a decrease in sales of manufactured homes of $945,019 and $3,030,158 for the quarter and nine months ended September 30, 2009, respectively, partially offset by an increase in rental and related income and interest and dividend income.  There was also an increase in the loss on securities transactions, net of $1,566,825 for nine months ended September 30, 2009.

Sales of manufactured homes decreased by approximately 34% and 41% for the quarter and nine months ended September 30, 2009, respectively, as compared to the quarter and nine months ended September 30, 2008.  Over the past several years, the availability of liberal lending terms for conventional housing created a difficult competitive market for sales of manufactured homes.  This resulted in a loss of occupancy from approximately 86% in 2005 to approximately 80% currently.  Although the conventional home lending environment has returned to more disciplined lending practices, the return to affordability and the recovery of manufactured home communities have been slow.  We believe that the general economic issues, rising unemployment rate, the decline in consumer confidence, the inability of our customers to sell their current homes, and the turmoil in the credit and financial markets have negatively impacted our home sales.

Gain on securities transactions, net amounted to $297,746 and $10,043 for the quarter ended September 30, 2009 and 2008, respectively.  Loss on securities transactions, net amounted to $2,152,319 and $585,494 for the nine months ended September 30, 2009 and 2008, respectively.  This increase was primarily due to non-cash impairment charges relating to securities which were considered other than temporarily impaired.  The Company had unrealized gains of $1,204,632 in its securities portfolio as of September 30, 2009 as compared to unrealized losses of $5,671,361 at December 31, 2008, an improvement of almost $7,000,000.  Historically, REIT share prices were not volatile.  Over the past two years, they have been highly volatile with price swings of 5% or more occurring frequently.  REIT securities have always represented less than 10% of the market value of our total assets.  The dividends received from our securities investments continue to meet our expectations and we anticipate realizing satisfactory returns. It is our intent to hold these securities long-term.

Total expenses decreased by approximately 6% and 10% for the quarter and nine months, respectively, ended September 30, 2009 as compared to the quarter and nine months ended September 30, 2008.  This was primarily due to a decrease in cost of sales of manufactured homes and selling expenses.

Net income increased by approximately 12% for the quarter ended September 30, 2009 primarily due to an increase in interest and dividend income and gain on securities transactions, net.  Net income decreased by approximately 41% for the nine months ended September 30, 2009.  This decrease was due primarily to non-cash impairment charges of $1,893,314 relating to securities which were considered other than temporarily impaired and the decrease in sales of manufactured homes.

Income from community operations (defined as rental and related income less community operating expenses) remained relatively stable for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.  Income from community operations increased 7% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  Occupancy has remained relatively stable.  The Company has been increasing rental rates.  The Company has also focused on reducing costs.

See PART I, Item 1 – Business in the Company’s 2008 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased 3% from $6,421,211 for the quarter ended September 30, 2008 to $6,620,558 for the quarter ended September 30, 2009.  Rental and related income increased 4% from $19,037,815 for the nine months ended September 30, 2008 to $19,801,587 for the nine months ended September 30, 2009.  This was primarily due to rental increases to residents and an increase in home rental income.  The Company has been raising rental rates by approximately 3% to 6% annually.  Occupancy remained relatively stable at approximately 80% at both December 31, 2008 and September 30, 2009.  The Company has faced many challenges in filling vacant homesites.

Interest and dividend income increased 7% from $1,006,084 for the quarter ended September 30, 2008 to $1,075,735 for the quarter ended September 30, 2009.  Interest and dividend income increased 9% from $3,026,990 for the nine months ended September 30, 2008 to $3,309,071 for the nine months ended September 30, 2009.  This was primarily as a result of an increase in securities available for sale during 2009 and a higher weighted average yield on these securities.

Gain (loss) on securities transactions, net for the three and nine months ended September 30, 2009 and 2008 consisted of the following:

	Three Months		Nine months
	2009	2008	2009	2008

Gain (loss) on sale of securities, net	$297,746	$10,043	($259,005)	$20,994
Loss on open and settled futures contracts	-0-	-0-	-0-	(304,088)
Impairment losses	-0-	-0-	(1,893,314)	(302,400)
Gain (loss) on securities transactions, net	$297,746	$10,043	($2,152,319)	($585,494)

Gain on securities transactions, net increased from $10,043 for the quarter ended September 30, 2008 to $297,746 for the quarter ended September 30, 2009.  Loss on securities transactions, net increased from $585,494 for the nine months ended September 30, 2008 to $2,152,319 for the nine months ended September 30, 2009.  This was due primarily to the non-cash impairment charges relating to securities which were considered other than temporarily impaired.

The Company had unrealized gains of $1,204,632 in its securities portfolio as of September 30, 2009 as compared to unrealized losses of $5,671,361 at December 31, 2008, an improvement of almost $7,000,000.  Historically, REIT share prices were not volatile.  Over the past two years, they have been highly volatile with price swings of 5% or more occurring frequently.  REIT securities have always represented less than 10% of the market value of our total assets.  The dividends received from our securities investments continue to meet our expectations and we anticipate realizing satisfactory returns. It is our intent to hold these securities long-term.

During the nine months ended September 30, 2008, the Company also recognized a loss on open and settled futures contracts of $304,088.  The Company invested in futures contracts of ten-year treasury notes with the objective of reducing the risks of rolling over its fixed-rate mortgages at higher interest rates and reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations.  As of May 15, 2008, we settled our position and no longer invest in these contracts.

Community operating expenses increased 8% from $3,190,263 for the quarter ended September 30, 2008 to $3,450,419 for the quarter ended September 30, 2009, primarily due to an increase in temporary personnel.  Community operating expenses remained relatively stable  for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  General and administrative expenses remained relatively stable for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.  General and administrative expenses decreased 11% from $2,761,851 for the nine months ended September 30, 2008 to $2,466,071 for the nine months ended September 30, 2009.  The Company has been focusing on reducing costs, including operating expenses, salaries, employee benefits, professional fees and travel.   Interest expense decreased 4% from $1,140,359 for the quarter ended September 30, 2008 to $1,100,227 for the quarter ended September 30, 2009.  Interest expense decreased 6% from $3,527,218 for the nine months ended September 30, 2008 to $3,330,521 for the nine months ended September 30, 2009.  This was primarily due to the change in fair value of the Company’s interest rate swaps which decreased interest expense by $114,523 and $287,267 for the quarter and nine months ended September 30, 2009, respectively, but  only decreased increased interest expense by $52,000 for the quarter ended September 30, 2008 and increased interest expense by $82,000 for the nine months ended September 30, 2008.  Cash paid for interest during the three and nine months ended September 30, 2009 amounted to $1,611,931 and $3,895,912, respectively.  Cash paid for interest during the three and nine months ended September 30, 2008 amounted to $1,274,216 and $3,759,720, respectively.  Depreciation expense remained relatively stable for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.  Amortization of financing costs increased 55% from $38,370 for the quarter ended September 30, 2008 to $59,520 for the quarter ended September 30, 2009.  Amortization of financing costs increased 41% from $116,185 for the nine months ended September 30, 2008 to $163,360 for the nine months ended September 30, 2009.  This was primarily due to amortization of costs associated with the new Weatherly Estates mortgage and the extension of our Sandy Valley mortgage.

Sales of manufactured homes amounted to $1,843,341 and $2,788,360 for the quarters ended September 30, 2009 and 2008, respectively, a decrease of 34%.  Sales of manufactured homes amounted to $4,423,259 and $7,453,417 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of 41%.  Cost of sales of manufactured homes amounted to $1,729,002 and $2,383,739 for the quarters ended September 30, 2009 and 2008, respectively. Cost of sales of manufactured homes amounted to $4,157,777 and $6,288,216 for the nine months ended September 30, 2009 and 2008, respectively.  Selling expenses amounted to $293,762 and $414,358 for the quarters ended September 30, 2009 and 2008, respectively.  Selling expenses amounted to $910,021 and $1,125,535 for the nine months ended September 30, 2009 and 2008, respectively. These decreases are directly attributable to the decrease in sales.  Loss from the sales operations

(defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $179,423, or 10% of total sales, for the quarter ended September 30, 2009 as compared to $9,737, or 0.3% of total sales, for the quarter ended September 30, 2008.  Loss from sales operations amounted to $644,539, or 15% of total sales, for the nine months ended September 30, 2009 as compared to income of $39,666, or 1% of total sales, for the nine months ended September 30, 2008.  The Company believes that sales of new homes produce new rental revenue and is an investment in the upgrading of the communities.

Income from community operations (defined as rental and related income less community operating expenses) remained relatively stable for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.  Income from community operations increased 7% from $9,268,993 for the nine months ended September 30, 2008 to $9,907,856 for the nine months ended September 30, 2009.

Changes in Financial Condition

Net cash provided by operating activities increased 35% from $6,746,619 for the nine months ended September 30, 2008 to $9,111,980 for the nine months ended September 30, 2009.  This was primarily due to a decrease in notes and other receivables and the add-back of the non-cash impairment charge for securities which were considered other than temporarily impaired.

Securities available for sale increased 41% or $8,888,015 during the nine months ended September 30, 2009.  The increase was due primarily to purchases of $6,190,049 and an increase in the unrealized gain of $6,875,993, partially offset by the write-down in carrying value of securities deemed to be other than temporarily impaired of $1,893,314, and sales of securities with a cost of $2,284,713.

Inventory of manufactured homes decreased 18% or $1,734,025 during the nine months ended September 30, 2009.  The decrease was due primarily to sales.

Notes and other receivables decreased 4% or $1,001,217 during the nine months ended September 30, 2009.  The decrease was due primarily to a decrease in loans receivable from the financing of sales.

Land development costs increased 16% or $638,902 during the nine months ended September 30, 2009.  The increase was due primarily to continual work on expansions in progress.

Mortgages payable increased 4% or $2,467,724 during the nine months ended September 30, 2009.  This increase was due to a new $4,000,000 mortgage on Weatherly Estates partially offset by principal repayments of $1,532,276.

Loans payable decreased 10% or $2,442,264 during the nine months ended September 30, 2009.  The decrease was primarily due to paydowns on the margin loan and lines of credit.

The Company raised $4,766,142 from the issuance of shares in the DRIP during the nine months ended September 30, 2009, which included dividend reinvestments of $852,665.

   Dividends paid on the common stock for the nine months ended September 30, 2009 were $6,079,403 of which $852,665 was reinvested.    On October 6, 2009, the Company declared a dividend of $0.18 per common share to be paid December 15, 2009 to common shareholders of record as of November 16, 2009.

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

The current economic downturn and the lack of liquidity in the lending environment may impact management’s ability to grow by acquiring additional properties or REIT securities.  Current economic indicators show the US economy to be improving.  The affordability of our homes and the slow-down in site-built homes should enable the Company to perform well despite the challenging economy.  While the recent recession has proven difficult, the manufactured housing industry property type has performed better than other commercial property types.

As of September 30, 2009, the Company had cash and cash equivalents of $3,053,144 and securities available for sale of $30,463,087, subject to margin and bank loans of $9,819,566.  These marketable securities provide the Company with additional liquidity.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.

As of September 30, 2009, the Company has a $5,000,000 unsecured line of credit, all of which was available.  The Company also has a $10,000,000 revolving line of credit for the financing of home sales, of which $8,690,000 was outstanding.  The Company owns 28 properties, of which 16 carried mortgages totaling approximately $69,000,000.  The Company has one mortgage secured by four properties with a balance of approximately $12,500,000 maturing in November 2009.  We are currently in the process of refinancing/extending this mortgage and are optimistic that we will be successful.

The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next year.

The Company does not have any off-balance sheet arrangements.

Funds From Operations

Funds from Operations (FFO) is defined as net income excluding gains (or losses) from sales of depreciable assets, plus depreciation.  FFO should be considered as a supplemental measure of operating performance used by real estate investment trust (REITs).  FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO are significant components in understanding and assessing the Company’s financial performance.  FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity.  FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company’s FFO for the three and nine months ended September 30, 2009 and 2008 is calculated as follows:

	Three Months		Nine months
	2009	2008	2009	2008

Net Income	$1,340,030	$1,201,017	$1,419,756	$2,407,051
(Gain) Loss on Sales of Depreciable Assets	(33)	(9,684)	21,947	(30,042)
Depreciation Expense	1,016,595	1,017,213	3,068,823	3,049,758

FFO	$2,356,592	$2,208,546	$4,510,526	$5,426,767

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2009 and 2008:

	2009	2008

Operating Activities	$9,111,980	$6,746,619
Investing Activities	(7,408,895)	(11,168,975)
Financing Activities	(1,433,191)	4,506,587

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

  November 5, 2009

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   November 5, 2009

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer