Form 10-K
period 2009-12-31
UMH PROPERTIES, INC.
filed 2010-03-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________________ to _____________________

Commission File Number 001-12690

UMH Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland

 22-1890929

(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer identification number)

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

____Yes          No

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

   X

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes    X    No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2009 was $90,369,192.  Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2009 was $74,168,948.

The number of shares outstanding of issuer's common stock as of March 5, 2010 was 12,349,336 shares.

Documents Incorporated by Reference:

-

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2010 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2009.

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

TABLE OF CONTENTS

PART I

3

Item 1 – Business

3

Item 1A – Risk Factors

5

Item 1B – Unresolved Staff Comments

12

Item 2 – Properties

13

Item 3 – Legal Proceedings

16

Item 4 – Submission of Matters To a Vote of Security Holders

16

PART II

17

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

17

Item 6 – Selected Financial Data

19

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

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

38

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

47

Item 13 – Certain Relationships and Related Transactions, and Director Independence

49

Item 14 – Principal Accounting Fees and Services

50

PART IV

52

Item 15 – Exhibits, Financial Statement Schedules

52

SIGNATURES

89

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

The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.  The securities portfolio, to the extent not pledged to secure borrowing, provides the Company with liquidity and additional income.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and equity price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At December 31, 2009 and 2008, the Company had $31,824,277 and $21,575,072, respectively, of securities available for sale.  Included in these securities are Preferred Stock and Debt securities of $8,438,200 and $5,567,911, respectively at December 31, 2009 and $3,165,346 and $5,000,000, respectively, at December 31, 2008.  The unrealized net gain (loss) on securities available for sale at December 31, 2009 and 2008 amounted to $2,214,307 and ($5,671,361), respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.  The Company anticipates that renovation expenditures with respect to its present properties during 2010 will be approximately $1,000,000.  It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

On March 1, 2010, the Company had approximately 100 employees, including Officers.  During the year, the Company hires approximately 20 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

Item 1A – Risk Factors

Current Global Financial Conditions and Credit Crisis

Current economic conditions, including recent volatility in the capital and credit markets, could harm our business, results of operations and financial condition.  The United States is in the midst of an economic recession with the capital and credit markets experiencing extreme volatility and disruption. The current economic environment has been affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and living costs as well as limited access to credit. This deteriorating economic situation has impacted and is expected to continue to impact consumer spending levels. A sustained economic downward trend could impact the availability and cost of financing for our home-buyers.  Additionally, the selling prices of homes that we market may be pressured due to competition from excess inventories of new and pre-owned homes and from foreclosures.  This may negatively affect our operations and result in lower sales, occupancy, income and cash flows.

The Company requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs, if any. We expect to generate the cash to be used for these purposes primarily with operating cash flow, borrowings under secured term loans, and, when market conditions permit, through the issuance of debt and equity securities from time to time.

Moreover, our banking arrangements may be impacted by the financial viability of our lenders.  Difficult conditions in the financial markets, and the economy generally, have caused many lenders to suffer substantial losses, thereby causing many financial institutions to seek additional capital, to merge with other institutions, to re-capitalize through governmental authorities, and, in some cases, to fail.  As a result, the real estate debt markets are experiencing a period of uncertainty.  Access to financing has been negatively impacted by both the rapid decline in value of sub-prime mortgages and the credit crisis.  These factors may adversely affect our ability to obtain equity or debt financing in the future on terms favorable to us.  We may need to find new or additional sources of funding.  Additionally, these factors, as well as other related factors, may cause decreases in our securities portfolio that are deemed to be other than temporary, which may result in impairment charges.

Real Estate Industry and Competition Risks

The Company’s investments are subject to the risks generally associated with the ownership of real property, including the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, population and demographic trends, employment and personal income trends, changes in the relative demand (and thus the relative price) of our real estate investments when compared to other investments, adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability of mortgage funds, costs and terms of mortgage funds, the financial conditions of residents and sellers of properties, changes in real estate tax rates and other operating expenses (including corrections of potential environmental issues as well as more stringent governmental regulations regarding the environment), governmental rules and fiscal policies including possible proposals for rent controls, as well as expenses resulting from acts of God, uninsured losses and other factors which are beyond the control of the Company.

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

The real estate business is highly competitive.  The Company competes for manufactured home community investments with numerous other real estate entities, such as individuals, corporations, REITs and other enterprises engaged in real estate activities, possibly including certain affiliates of the Company.  In many cases, the competing concerns may be larger and better financed than we are, making it difficult for us to secure new manufactured home community investments.  Competition among private and institutional purchasers of manufactured home community investments has resulted in increases in the purchase price paid for manufactured home communities and consequent higher fixed costs.

Governmental Regulations

The Company is subject to significant regulation that inhibits our activities and may increase our costs.  Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities.  These regulations may prevent us from taking advantage of economic opportunities.  Legislation such as the Americans with Disabilities Act may require us to modify our properties at a substantial cost and noncompliance could result in the imposition of fines or an award of damages to private litigants. Future legislation may impose additional requirements.  No prediction can be made as to what requirements may be enacted or what changes may be implemented to existing legislation.

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

Insurance Considerations

The Company generally maintains insurance policies related to its business, including casualty, general liability and other policies covering business operations, employees and assets.  However, we may be required to bear all losses that are not adequately covered by insurance.  In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war.  If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties.  Although management believes that the Company’s insurance programs are adequate, no assurance can be given that we will not incur losses in excess of its insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable cost.

Financing Risks

The Company finances a portion of our investments in properties and marketable securities through the incurrence of debt. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.  In addition, debt creates other risks, including:

•

rising interest rates on our variable rate debt;

•

failure to repay or refinance existing debt as it matures, which may result in forced disposition or foreclosure of assets on disadvantageous terms;

•

refinancing terms less favorable than the terms of existing debt; and

•

failure to meet required payments of principal and/or interest.

In addition, if there is a forced disposition or foreclosure of one or more of our properties, there will be a consequent loss of income and asset value.  This could adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our shareholders, and the market price of our stock.

We face risks related to “balloon payments” and refinancings.  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.”  There can be no assurance whether we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which would have an adverse impact on our financial performance and ability to make distributions to our shareholders.

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed.  Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations.  As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all.  Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our capital stock.  Additional debt financing may substantially increase our debt-to-total capitalization ratio.  Additional equity issuance may dilute the holdings of our current stockholders.

A lack of any limitation on our debt could result in our becoming more highly leveraged.  We have incurred, and may continue to incur, indebtedness in furtherance of our activities.  Our governing documents do not limit the amount of indebtedness we may incur.  Accordingly, our Board of Directors may incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT.  We could therefore become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions to stockholders.

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

Risks Associated with Qualification as a REIT

The Company may fail to qualify as a REIT.  If the Company fails to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, the Company might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service.

Furthermore, the Company would no longer be required to make any distributions to our shareholders as a condition to REIT qualification.  Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2010.  Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

To qualify as a REIT, and to continue to qualify as a REIT, the Company must comply with certain highly technical and complex requirements. We cannot be certain it has complied, and will always be able to comply, with these requirements because there are few judicial and administrative interpretations of these provisions.  In addition, facts and circumstances that may be beyond our control may affect our ability to continue to qualify as a REIT.  We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the Federal income tax consequences of qualification.  The Company believes that it has qualified as a REIT since it adopted REIT status in 1992 and intends to continue to qualify as a REIT.  However, the Company cannot assure you that we are qualified or will remain qualified.

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

Failure to make required distributions would also subject us to additional tax.   To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:

•

85 percent of our ordinary income for that year;

•

95 percent of our capital gain net earnings for that year; and

•

100 percent of our undistributed taxable income from prior years.

To the extent we pay out in excess of 100 percent of our taxable income for any tax year, we may be able to carry forward such excess to subsequent years to reduce our required distributions in such years. We intend to pay out our income to our stockholders in a manner intended to satisfy the distribution requirement. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax.

We may be required to pay a penalty tax upon the sale of a property.  The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100 percent penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of real estate or other property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend that we and our subsidiaries will hold the interests in the real estate for investment with a view to long-term appreciation, engage in the business of acquiring and owning real estate, and make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

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

Other Risks

The market value of our common stock could decrease based on the Company’s performance and market perception and conditions. The market value of our common stock may be based primarily upon the market's perception of the Company’s growth potential and current and future cash distributions, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock is influenced by the distribution on our common stock relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the Company’s ability to service our indebtedness and pay distributions.

There are restrictions on the transfer of the Company’s common stock. To maintain our qualification as a REIT under the Code, no more than 50% in value of the Company’s outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, the Company’s charter and bylaws contain provisions restricting the transfer of our common stock.

The Company’s earnings are dependent, in part, upon the performance of our investment portfolio. Management invests in and owns securities of other real estate investment trusts. To the extent that the value of those investments declines or those investments do not provide a return, our earnings could be adversely affected.

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

We are dependent on key personnel.   Our executive and other senior officers have a significant role in our success. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely affect our financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.

We cannot assure you that we will be able to pay distributions regularly.  Our ability to pay distributions in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future.

We may not have sufficient cash available from operations to pay distributions, and, therefore, distributions may be made from borrowings.  The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of cash available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, we may not have sufficient cash available from operations to pay distributions as required to maintain our status as a REIT. Therefore, we may need to borrow funds to make sufficient cash distributions in order to maintain our status as a REIT, which may cause us to incur additional interest expense as a result of an increase in borrowed funds for the purpose of paying distributions.

Future terrorist attacks and military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.   Among other things, it is possible that interest rates may be affected by these events. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. Terrorist acts could also result in significant damages to, or loss of, our properties.

We may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism. Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective. Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

We are subject to risks arising from litigation.   We may become involved in litigation. Litigation can be costly, and the results of litigation are often difficult to predict. We may not have adequate insurance coverage or contractual protection to cover costs and liability in the event we are sued, and to the extent we resort to litigation to enforce our rights, we may incur significant costs and ultimately be unsuccessful or unable to recover amounts we believe are owed to us.  We may have little or no control of the timing of litigation, which presents challenges to our strategic planning.

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

	Number of	Occupied Sites at	Monthly Rent Per Site
Name of Community	Sites	December 31, 2009	at December 31, 2009

Allentown	429	396	$377
4912 Raleigh-Millington Road
Memphis, TN 38128

Brookview Village	132	111	$410
Route 9N
Greenfield Center, NY 12833

Cedarcrest	283	282	$506
1976 North East Avenue
Vineland, NJ 08360

Cranberry Village	195	168	$469
201 North Court
Cranberry Township, PA 16066

Cross Keys Village	133	91	$332
Old Sixth Avenue Road, RD #1
Duncansville, PA 16635

D & R Village	237	213	$454
Route 146, RD 13
Clifton Park, NY 12065

Fairview Manor	318	318	$500
2110 Mays Landing Road
Millville, NJ 08332

Forest Park Village	252	183	$422
724 Slate Avenue
Cranberry Township, PA 16066

Heather Highlands	404	260	$323
109 S. Main Street
Pittston, PA 18640

Highland Estates	327	273	$476
60 Old Route 22
Kutztown, PA 19530

	Number of	Occupied Sites at	Monthly Rent Per Site
Name of Community	Sites	December 31, 2009	at December 31, 2009

Kinnebrook	222	193	$470
201 Route 17B
Monticello, NY 12701

Lake Sherman Village	238	136	$363
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	217	153	$290
1943 St. Joseph Street
Cresson, PA 16630

Memphis Mobile City	157	154	$345
3894 N. Thomas Street
Memphis, TN 38127

Oxford Village	224	223	$512
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village/Pine Manor	184	135	$434
147 Amy Drive
Carlisle, PA 17013

Pine Valley Estates	218	118	$323
700 Pine Valley Estates
Apollo, PA 15613

Port Royal Village	460	242	$374
400 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	231	177	$307
2066 Victory Road
Marion, OH 43302

Sandy Valley Estates	364	248	$362
801 First, Route #2
Magnolia, OH 44643

Somerset Estates/Whispering Pines	249	202	$245/$335
1873 Husband Rd
Somerset, PA 15501

Southwind Village	250	249	$354
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	151	121	$282
7140-29 Selby Road

Athens, OH 45701

	Number of	Occupied Sites at	Monthly Rent Per Site
Name of Community	Sites	December 31, 2009	at December 31, 2009

Waterfalls Village	202	158	$456
3450 Howard Road
Hamburg, NY 14075

Weatherly Estates	270	184	$370
271 Weatherly Drive
Lebanon, TN 37087

Woodland Manor	149	73	$310
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	157	149	$628
Route 35
Eatontown, NJ 07724

Wood Valley	161	81	$310
1493 N. Whetstone River Road
Caledonia, OH 43314

The Company actively seeks to have older homes removed from the community and replaced by newer modern homes.  During 2009, the Company sold approximately 128 newer homes in our communities.  However, the total number of occupied sites decreased by 168 sites.  Approximately 300 homes left the communities for various reasons, including demolished as obsolete.  Overall occupancy declined from 80% at December 31, 2008 to 78% at December 31, 2009 primarily due to the weak economy.  The ability of manufactured home communities to be renewed and upgraded is believed to be a positive factor.

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

Significant Properties

The Company operates approximately $125,000,000 (at original cost) in manufactured home properties.  These consist of 28 separate manufactured home communities and related equipment and improvements.  No one community constitutes more than 10% of the total assets of the Company.  Port Royal Village with 460 sites, Allentown with 429 sites, Heather Highlands with 404 sites, Sandy Valley Estates with 364 sites, Highland Estates with 327 sites, Fairview Manor with 318 sites, and Cedarcrest with 283 sites, are the larger properties.

Mortgages on Properties

The Company has mortgages on various properties.  The maturity dates of these mortgages range from the year 2010 to 2020.  Interest varies from fixed rates of 5.614% to 8.04% and variable rates of prime plus 1/2% to LIBOR plus 4.5%.  The weighted-average interest rate on our mortgages was approximately 6.1% at December 31, 2009.  The aggregate balances of these mortgages total $70,318,950 at December 31, 2009.  (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Item 3 – Legal Proceedings

Legal proceedings are incorporated herein by reference and filed as Part IV, Item 15(a)(1)(vi), Note 12 of the Notes to Consolidated Financial Statements – Commitments, Contingencies and Legal Matters.

Item 4 – Submission of Matters To a Vote of Security Holders

No matters were submitted during the fourth quarter of 2009 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares are listed on the NYSE Amex (symbol UMH).  The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2009			2008
	HIGH	LOW	Distribution	HIGH	LOW	Distribution

First Quarter	7.50	4.87	$ .18	11.98	9.71	$ .25
Second Quarter	9.09	5.44	.18	10.59	7.96	.18
Third Quarter	9.01	7.40	.18	8.75	6.95	.18
Fourth Quarter	8.65	7.35	.18	7.28	5.12	.18
			$0.72			$0.79

On March 5, 2010, the closing price of the Company’s stock was $8.03.

As of December 31, 2009, there were approximately 800 registered shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2009 and 2008, total distributions paid by the Company amounted to $8,220,262 or $0.72 per share ($.5852 taxed as ordinary income and $.1348 as a return of capital) and $8,586,170 or $0.79 per share ($.5582 taxed as ordinary income and $.2318 as a return of capital), respectively.

It is the Company’s intention to continue distributing quarterly dividends.  On January 13, 2010, the Company declared a cash dividend of $.18 per share to be paid on March 15, 2010 to shareholders of record February 16, 2010.  Future dividend policy will depend on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has a Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  See Note 6 in the Notes to the Consolidated Financial Statements for a description of the plans.

The following table summarizes information, as of December 31, 2009, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)

Equity Compensation Plans Approved by Security Holders	658,000	$12.63	868,188

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	658,000	$12.63	868,188

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

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2009.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	2009	2008	2007	2006	2005

Operating Data:

Rental and Related Income	$26,491,999	$25,542,745	$23,997,178	23,186,485	22,280,917
Sales of Manufactured Homes	5,527,253	9,560,912	12,672,844	15,799,748	12,436,980
Total Income	32,019,252	35,103,657	36,670,022	38,986,233	34,717,897
Interest and Dividend Income	4,584,917	4,318,512	3,357,524	3,156,255	3,224,679
(Loss) Gain on Securities Transactions, net	(1,804,146)	(2,860,804)	(1,398,377)	266,847	1,232,834
Community Operating Expenses	13,200,885	13,083,959	12,633,042	12,274,363	11,773,859
Total Expenses	26,911,082	30,186,474	32,136,169	33,689,016	30,191,955
Interest Expense	4,455,332	4,957,437	4,171,109	3,273,720	2,200,765
Gain on Sales of Investment
Property and Equipment	179,607	14,661	99,318	158,403	43,489
Net Income	3,689,388	1,527,150	2,632,741	5,840,277	6,990,342
Net Income Per Share -
Basic	.32	.14	.25	.58	.74
Diluted	.32	.14	.25	.58	.74

Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$11,355,096	$8,267,886	$2,766,606	$4,161,938	$3,034,698
Investing Activities	(8,288,707)	(11,941,757)	(21,089,748)	(2,591,532)	(13,415,488)
Financing Activities	(1,329,854)	4,235,145	18,540,091	(4,120,735)	6,161,334

Balance Sheet Data:

Total Assets	$147,971,540	$137,939,325	$136,503,463	$115,740,444	$114,782,535
Mortgages Payable	70,318,950	65,952,895	61,749,700	46,817,633	48,706,241
Shareholders’ Equity	55,971,862	44,721,700	53,995,133	57,640,419	54,839,324

Other Information:

Average Number of
Shares Outstanding	11,412,536	10,876,840	10,535,162	10,093,546	9,473,155
Funds from Operations (1)	$7,834,295	$5,585,059	$6,191,659	$9,097,444	$10,300,749
Cash Dividends Per Share	.72	.79	1.00	.985	.9775

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

The Company’s FFO is calculated as follows:

	2009	2008	2007	2006	2005

Net Income	$3,689,388	$1,527,150	$2,632,741	$5,840,277	$6,990,342
Loss (Gain) on Sales of Depreciable Assets	62,783	(14,661)	(99,318)	(158,403)	(43,489)
Depreciation Expense	4,082,124	4,072,570	3,658,236	3,415,570	3,353,896

FFO *	$7,834,295	$5,585,059	$6,191,659	$9,097,444	$10,300,749

*  Includes gain on sale of easement of $242,390 in 2009.

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Statements contained in this Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intends,” “plans,” “seeks,” “could,” “may,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our current intentions and on our current expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control, which could cause actual results or events to differ materially from those we anticipate or project.  Such risks and uncertainties include, but are not limited to, the following:

•

changes in the real estate market and general economic conditions;

•

the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;

•

increased competition in the geographic areas in which we own and operate manufactured housing communities;

•

our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;

•

our ability to maintain rental rates and occupancy levels;

•

changes in market rates of interest;

•

our ability to repay debt financing obligations;

•

our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;

•

our ability to comply with certain debt covenants;

•

the availability of other debt and equity financing alternatives;

•

continued ability to access the debt or equity markets;

•

the loss of any member of our management team;

•

our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant  disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•

our ability to qualify as a real estate investment trust for federal income tax purposes;

•

the ability of manufactured home buyers to obtain financing;

•

the level of repossessions by manufactured home lenders;

•

changes in federal or state tax rules or regulations that could have adverse tax consequences;

•

our ability to qualify as a real estate investment trust for federal income tax purposes; and

•

those risks and uncertainties referenced under the heading "Risk Factors" contained in this Form 10-K and the Company's filings with the Securities and Exchange Commission.

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

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.  Total income decreased $3,084,405, or 9% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  This was primarily due to a decrease in sales of manufactured homes of $4,033,659, or 42% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  Adverse conditions have existed in the manufactured housing industry and the broader housing market in the U.S. for several years.  The turmoil in the economy and the financial markets, the inability of our customers to sell their current homes and the decline in consumer confidence have negatively impacted our sales and our gross profit percentage.  The gross profit percentage decreased from 14% for the year ended December 31, 2008 to 8% for the year ended December 31, 2009.  This decrease was partially offset by an increase in rental and related income.  Rental and related income increased $949,254, or 4% in 2009 as compared to 2008.  This was primarily due to rental increases to residents and an increase in home rental income.

The Company also holds a portfolio of securities of other REITs with a fair value of $31,824,277 at December 31, 2009.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.  At December 31, 2009, the Company’s portfolio consisted of 27% preferred stocks, 56% common stocks and 17% debentures.  The Company’s weighted-average yield on the securities portfolio was approximately 8% at December 31, 2009.  Interest and dividend income increased $266,405, or 6% in 2009 as compared to 2008.  The increase was primarily due to an increase in securities available for sale during 2009.

Loss on securities transactions, net decreased $1,056,658, or 37% as compared to 2008.  This was primarily due to a decrease in impairment losses.  During 2009, the Company recognized approximately $1,900,000 in impairment losses due to the writing down of the carrying value of certain securities which were considered other than temporarily impaired, as compared to approximately $2,500,000 during 2008.  The market for REIT securities has improved during 2009 and the Company has unrealized gains of $2,214,307 in its REIT securities portfolio as of December 31, 2009.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Total expenses decreased $3,275,392, or 11% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  This was primarily due to decreases in cost of sales of manufactured homes, selling expenses and general and administrative expenses.

Income from community operations (defined as rental and related income less community operating expenses) increased $832,328, or 7% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Net income increased $2,162,238, or 142% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Over the past several years, the availability of liberal lending terms for conventional housing created a difficult competitive market for sales of manufactured homes.  This resulted in a loss of occupancy from approximately 86% in 2005 to approximately 78% currently.  Although the conventional home lending environment has returned to more disciplined lending practices, the return to affordability and the recovery of manufactured home communities have been slow.  The United States is in the midst of an economic recession with the capital and credit markets experiencing extreme volatility and disruption. The current economic environment has been affected by dramatic declines in the stock and housing markets, increases in foreclosures, rising unemployment and living costs as well as limited access to credit. This deteriorating economic situation has resulted in a decline in consumer confidence which has impacted and is expected to continue to impact consumer spending levels. A sustained economic downward trend could impact the availability and cost of financing for our home-buyers.  Additionally, the selling prices of homes that we market may be pressured due to competition from excess inventories of new and pre-owned homes and from foreclosures.  Our customers have also been affected by their inability to sell their current homes.  Additionally, government programs, which provide relief to current and potential conventional homeowners, have negatively impacted our operations.

In spite of the challenges of the economy, the Company continues to strengthen its balance sheet.  Cash flow from operating activities increased from $8,268,000 in 2008 to $11,355,000 in 2009.  We have extended the mortgage on one property, and obtained new mortgages on three other properties.  The proceeds were primarily used to meet debt maturities and for other corporate purposes.  At December 31, 2009, the Company had $5 million in cash, $32 million in securities encumbered by $5 million in margin and term loans, and $2 million available on its line of credit.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments.  However, there is no guarantee that any of these opportunities will materialize or that the Company will be able to take advantage of such opportunities.

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

Real Estate Investments

The Company applies Financial Accounting Standards Board Accounting Standards Codification (ASC) 360-10, Property, Plant & Equipment (ASC 360-10) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

 Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities.  The Company individually reviews and evaluates our marketable securities for impairment on a quarterly basis or when events or circumstances occur.  The Company considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.  The Company has developed a general policy of evaluating whether an unrealized loss is other than temporary.  On a quarterly basis, the Company makes an initial review of every individual security in its portfolio.  If the security is impaired, the Company first determines our intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in market value.  Next, the Company determines the length of time and the extent of the impairment.  Barring other factors, including the downgrading of the security or the cessation of dividends, if the fair value of the security is below cost by less than 20% for less than 6 months and the Company has the intent and ability to hold the security, the security is deemed to not be other than temporarily impaired.  Otherwise, the Company reviews additional information to determine whether the impairment is other than temporary.  The Company discusses and analyzes any relevant information known about the security, such as:

a.

Whether the decline is attributable to adverse conditions related to the security or to specific conditions in an industry or in a geographic area.

b.

Any downgrading of the security by a rating agency.

c.

Whether the financial condition of the issuer has deteriorated.

d.

Status of dividends – Whether dividends have been reduced or eliminated, or scheduled interest payments have not been made.

e.

Analysis of the underlying assets (including NAV analysis) using independent analysis or recent transactions.

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  If a decline in fair value is determined to be other than temporary,  an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the  new cost basis.

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  Held-to-maturity, trading and available-for-sale.  As of December 31, 2009 and 2008, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Other

Estimates are used when accounting for the allowance for doubtful accounts for our rents and loans receivable, potentially excess and obsolete inventory and contingent liabilities, among others.  These estimates are susceptible to change and actual results could differ from these estimates.  The effects of changes in these estimates are recognized in the period they are determined.

Results of Operations

2009 vs. 2008

Rental and related income increased from $25,542,745 for the year ended December 31, 2008 to $26,491,999 for the year ended December 31, 2009, or 4%, primarily due to rental increases to residents and an increase in home rental income.  During 2009, the Company was able to obtain average rent increases of approximately 5%.

Occupancy, as well as the ability to increase rental rates, directly affects revenues.  The Company’s occupancy rate has decreased from 80% in 2008 to 78% in 2009.  Some of these vacant sites were the results of expansions completed during 2008.  The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and enhance shareholder value.  The Company has faced many challenges in filling vacant homesites.  Despite selling approximately 128 newer homes into our communities, our occupancy declined by 168 sites.  Approximately 300 homes left the communities for various reasons, including demolished as obsolete.  Relatively low interest rates have continued to make site-built housing more accessible.  In addition, attractive apartment rental deals continue to hinder occupancy advances.

Sales of manufactured homes decreased from $9,560,912 for the year ended December 31, 2008 to $5,527,253 for the year ended December 31, 2009, or 42%.  Cost of sales of manufactured homes decreased from $8,225,464 for the year ended December 31, 2008 to $5,060,631 for the year ended December 31, 2009, or 38%.  Selling expenses decreased from $1,381,135 for the year ended December 31, 2008 to $1,198,921 for the year ended December 31, 2009, or 13%.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) increased from $45,687 for the year ended December 31, 2008 to $732,299 for the year ended December 31, 2009.  This increase was primarily due to a decrease in sales.  Adverse conditions have existed in the manufactured housing industry and the broader housing market in the U.S. for several years.  The turmoil in the economy and the financial markets, the inability of our customers to sell their current homes and the decline in consumer confidence have negatively impacted our sales and our gross profit percentage.  The gross profit percentage decreased from 14% for the year ended December 31, 2008 to 8% for the year ended December 31, 2009.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses remained relatively stable for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

General and administrative expenses decreased from $3,239,882 for the year ended December 31, 2008 to $3,115,501 for the year ended December 31, 2009, or 4%.  The Company has been focusing on reducing costs, including salaries, employee benefits, professional fees and travel.

Depreciation expense remained relatively stable for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Amortization of financing costs increased from $183,464 for the year ended December 31, 2008 to $253,020 for the year ended December 31, 2009, or 38%.  This was primarily as a result of the new mortgages obtained in 2009.

Interest and dividend income increased from $4,318,512 for the year ended December 31, 2008 to $4,584,917 for the year ended December 31, 2009, or 6%.   The increase was primarily due to an increase in securities available for sale during 2009.  The average balance of securities at December 31, 2009 and 2008 was

$26,699,675 and $22,549,152.  The average balance of notes receivable at December 31, 2009 and 2008 was $21,978,130 and $21,838,734, respectively.  The Company’s weighted-average yield on the securities portfolio was approximately 8% and 11% at December 31, 2009 and 2008, respectively.  The Company’s average yield on notes receivable was approximately 10% at both December 31, 2009 and 2008.

Loss on securities transactions, net consists of the following:

	2009	2008

Gross realized gains	$ 706,833	$ 22,379
Gross realized losses	(602,181)	(30,965)
Net loss on settled futures contracts	-0-	(304,088)
Impairment loss	(1,908,798)	(2,548,130)

Total Loss on Securities Transactions, net	($1,804,146)	($2,860,804)

Loss on securities transactions, net decreased from $2,860,804 for the year ended December 31, 2008 to $1,804,146 for the year ended December 31, 2009.  This was due primarily to a decrease in the write-down of the carrying value of securities which were considered other than temporarily impaired.  The market for REIT securities has improved during 2009 and the Company has unrealized gains of $2,214,307 in its REIT securities portfolio as of December 31, 2009.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Interest expense decreased from $4,957,437 for the year ended December 31, 2008 to $4,455,332 for the year ended December 31, 2009, or 10%.  This was primarily as a result of the change in fair value of the Company’s interest rate swaps, partially offset by an increase in the average balance of mortgages and loans payable.  The change in fair value of the Company’s interest rate swaps decreased interest expense by approximately $391,000 in 2009 but increased interest expense by approximately $327,000 in 2008.  The average balance of our mortgages and loans payable amounted to approximately $89,000,000 and $84,000,000 in 2009 and 2008, respectively.  Interest capitalized on construction in progress amounted to $273,231 and $315,985 for 2009 and 2008, respectively.

Gain on sale of investment property and equipment increased from $14,661 for the year ended December 31, 2008 to $179,607 for the year ended December 31, 2009.  This was primarily as a result of the sale of an easement.

Income from community operations (defined as rental and related income less community operating expenses) increased from $12,458,786 for the year ended December 31, 2008 to $13,291,114, an increase of approximately 7%.  The Company has been raising rental rates approximately 5% and controlling operating expenses.

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

Loss on securities transactions, net consists of the following:

	2008	2007

Gross realized gains	$ 22,379	$ 362,626
Gross realized losses	(30,965)	(98,951)
Net loss on settled futures contracts	(304,088)	(704,509)
Unrealized gain on open futures contracts	-0-	40,781
Impairment loss	(2,548,130)	(998,324)

Total Loss on Securities Transactions, net	($2,860,804)	($1,398,377)

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2009:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable	$70,318,950	$4,144,480	$12,677,744	$13,671,632	39,825,094
Operating Lease Obligations	60,000	60,000	-0-	-0-	-0-
Retirement Benefits	672,505	50,000	100,000	50,000	472,050
Total	$71,051,000	$4,254,480	$12,777,744	$13,721,632	$40,297,144

Mortgages payable represents the principal amounts outstanding based on scheduled payments.  The interest rates on these mortgages vary from fixed rates ranging from 5.614% to 8.04% and variable rates of prime plus 1/2% to LIBOR plus 4.5%.  The weighted-average interest rate was approximately 6.1% at December 31, 2009. The above table does not include the Company’s obligation under short-term borrowings including its loans and lines of credit as described in Note 5 of the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity increased from $44,721,700 as of December 31, 2008 to $55,971,862 as of December 31, 2009, primarily due to issuance of common shares in the dividend reinvestment and stock purchase plan (DRIP), and an increase in the unrealized gain of available for sale securities, partially offset by payments of distributions in excess of income.  See further discussion below.

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

The current global economic situation and the continued lack of liquidity in the lending environment may impact management’s ability to grow by acquiring additional properties or REIT securities.  Current economic indicators show the U.S. economy to be slowly emerging from a deep and protracted recession.  Whether this return to economic growth is sustainable remains to be seen especially in light of the massive government stimulus programs. However, the affordability of our homes and the slow-down in site-built homes should enable the Company to perform well despite the slowing economy.

As of December 31, 2009, the Company had $4,519,785 of cash and cash equivalents, securities available for sale of $31,824,277 subject to margin and term loans totaling $4,837,990, and approximately $3,500,000 available on its lines of credit.  The margin loans are due on demand and require a coverage ratio of approximately 50%.  The Company has a $10,000,000 line of credit for the financing of homes, of which $8,460,000 was utilized at December 31, 2009, and a $5,000,000 unsecured line of credit, of which $3,000,000 was utilized at December 31, 2009.  The Company also has a $7,500,000 revolving credit facility to finance inventory purchases, of which $2,367,050 was utilized at December 31, 2009.  At December 31, 2009, the Company owns twenty-eight communities of which 14 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

Net cash provided by operating activities amounted to $11,355,096, $8,267,886 and $2,766,606 for the years ended December 31, 2009, 2008 and 2007, respectively.  The increase in 2009 as compared to 2008 was primarily due to an increase in net income and a decrease in notes and other receivables.  The increase in 2008 as compared to 2007 was primarily due to a decrease in inventory of manufactured homes and a smaller increase in notes and other receivables.

Net cash used by investing activities amounted to $8,288,707, $11,941,757 and $21,089,748 for the years ended December 31, 2009, 2008 and 2007, respectively.  The decrease in 2009 as compared to 2008 was primarily due to a decrease in expenditures for expansion projects.  The increase in 2008 as compared to 2007 was primarily due to a decrease in expenditures for expansion projects and decreased purchases of REIT securities.

Net cash provided (used) by financing activities amounted to ($1,329,854), $4,235,145 and $18,540,091 for the years ended December 31, 2009, 2008 and 2007, respectively.  The decrease in 2009 as compared to 2008 was primarily due to decreased proceeds from mortgages and short-term borrowings, partially offset by an increase in proceeds from the issuance of common stock.  The decrease in 2008 as compared to 2007 was primarily due to an increase in principal payments on mortgages and loans.

Cash flow was primarily used for capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory of manufactured homes, loans to customers for the sales of manufactured homes, purchases of manufactured home communities and expansion of existing communities.  The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing.  During 2009, the Company extended its mortgage on Sandy Valley Estates with Bank of America.  The Company obtained a new $4,000,000 mortgage on Weatherly Estates from Clayton Bank.  The Company also refinanced its mortgage on four properties by obtaining two new mortgages with Wells Fargo Bank - $8,137,500 on Oxford Village and $6,500,000 on Southwind Village.  The dividend payments were primarily made from cash flow from operations.

In addition to normal operating expenses, the Company requires cash for additional investments in manufactured home communities, capital improvements and expansion programs, purchase of manufactured homes for rent, purchases of securities, scheduled mortgage amortization and dividend distributions.

The Company invests in debt and equity securities of other REITs for liquidity and additional income.  During 2009, the Company’s securities portfolio increased by $10,249,205 primarily due to purchases of $8,306,684 and an increase in the unrealized gain of $7,885,668.  This decrease was partially offset by sales of securities with a cost of $4,034,349, write-downs for impairment losses of $1,908,798.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  At December 31, 2009, $2,337,990 was outstanding on the margin loan.  Additionally, the Company also has a $2,500,000 loan with Two River Community Bank collateralized by the $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures.

The Company has one mortgage with a balance of approximately $2.4 million that is due during 2010.  Management intends and has the ability to refinance this mortgage.

The Company owns approximately 600 rental units.  The Company tries to sell these homes to existing residents.  The Company estimates that in 2010 it will purchase approximately 50 manufactured homes to replace these homes for a total cost of approximately $1,500,000.  Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service.  Excluding expansions and rental home purchases, the Company is budgeting approximately $2,000,000 in capital improvements for 2010.

The Company’s only significant commitments and contractual obligations relate to its mortgages payable, retirement benefits and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market.  During 2009, amounts received, including dividends reinvested of $1,155,587, amounted to $7,859,085.  During 2009, the Company paid $8,220,262, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2010 will be comparable to 2009.

The Company has undeveloped land which it could develop over the next several years. The Company continues to analyze the highest and best use of its vacant land.

As of December 31, 2009, the Company had total assets of $147,971,540 and liabilities of $91,999,678.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies how an entity should measure the fair value of liabilities and that the restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after the issuance date, August 26, 2009. The Company adopted this ASU for our quarter ended September 30, 2009.  The adoption of this ASU did not have a material effect on our financial condition or results of operations.

In May 2009, the FASB issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. This guidance was amended in February 2010. It requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have any impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

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

The following table sets forth information as of December 31, 2009, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Weighted Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2010	$ -0-	-0-	$2,426,971	$ 2,426,971
2011	4,831,678	6.36%	-0-	4,831,678
2012	4,911,050	7.36%	-0-	4,911,050
2013	8,214,028	5.61%	-0-	8,214,028
2014	-0-	-0-	3,945,236	3,945,236
Thereafter	43,632,688	6.15%	2,357,300	45,989,988
Total	$61,589,444		$8,729,506	$70,318,950
Estimated Fair Value	$61,925,014		$8,729,506	$70,654,520

The Company’s variable rate long-term debt consists of three mortgage loans with a total balance of $8,729,506 as of December 31, 2009.  Interest rates on these mortgages range from prime plus 0.5% to LIBOR plus 4.5%.  If prime or LIBOR increased or decreased by 1%, the Company believes its interest expense would have increased or decreased by approximately $87,000, based on the balance of long-term debt outstanding at December 31, 2009.

The Company also has approximately $16,200,000 in variable rate debt due on demand.  This debt primarily consists of $2,300,000 margin loans secured by marketable securities, $2,400,000 outstanding on our inventory financing line, $8,500,000 outstanding on our revolving line of credit to finance home sales and $3,000,000 outstanding on our line of credit.  The interest rates on these loans range from 2% to 9.35% at December 31, 2009.  The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2009.  The value of marketable securities was $31,824,277 as of December 31, 2009.

The Company also has a $2,500,000 fixed rate loan at 6.75% due October 31, 2010 secured by securities.

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

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2009	March 31	June 30	September 30	December 31

Total Income	$7,642,299	$8,118,648	$8,463,899	$7,794,406
Total Expenses	6,397,937	6,845,290	7,416,556	6,251,299
Other Income (Expense)	(2,331,695)	(84,319)	292,654	524,971
Net Income (Loss) (1)	(1,098,836)	1,178,562	1,340,030	2,269,632
Net Income (Loss) per Share – Basic	(.10)	.11	.12	.19
Diluted	(.10)	.11	.12	.19

2008	March 31	June 30	September 30	December 31

Total Income	$8,038,613	$9,243,048	$9,209,571	$8,612,425
Total Expenses	7,115,667	8,086,334	7,908,366	7,076,107
Other Income (Expense)	(1,223,731)	329,747	(109,872)	(2,400,838)
Net Income (Loss) (1)	(305,040)	1,511,074	1,201,017	(879,901)
Net Income (Loss) per Share – Basic	(.03)	.14	.11	(.08)
Diluted	(.03)	.14	.11	(.08)

(1)

Fluctuations are primarily due to changes in the fair value of interest rate swaps and Gain (Loss) on Securities Transactions, net.  During 2009 and 2008, the Company recognized a loss of $1,908,798 and $2,548,130, respectively, due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.  Included in net income for the quarter ended December 31, 2009, was gain on sale of an easement of $242,390.

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

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2009.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

PKF, the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(b)

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited UMH Properties, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

 In our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UMH Properties, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two years ended December 31, 2009 and our report dated March 5, 2010 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
March 5, 2010	Certified Public Accountants
A Professional Corporation

(c)    Changes in Internal Control over Financial Reporting

There have been no changes to internal control over financial reporting during the Company’s fourth fiscal quarter.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The Company will file its definitive Proxy Statement for its 2010 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

The following are the Directors and Executive Officers of the Company as of December 31, 2009.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	51	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Chief Financial Officer (1991 to present) and Director (1993 to 2004, and 2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1995

Eugene W. Landy	76	Chairman of the Board (1995 to present), President (1969 to 1995) and Director. Attorney at Law; President, Chief Executive Officer and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1969

Michael P. Landy	47

Vice President – Investments (2001 to present).  Executive Vice President – Investments (2001 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; President (1998 to 2001) of Siam Records, LLC; Chief Engineer and Technical Director (1987 to 1998) of GRP Recording Company.

			N/A

Samuel A. Landy	49	President (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1992

James E. Mitchell	69	Independent Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present).	2001

Richard H. Molke	83	Independent Director. General Partner of Molke Family Limited Partnership (1994 to present).	1986

Allison Nagelberg	45	General Counsel (2000 to present). Attorney at Law (1989 to present); General Counsel (2000 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	N/A

Eugene Rothenberg	77	Independent Director. Retired physician; Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1977

Stephen B. Wolgin	55	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Partner with the Logan Equity Distressed Fund (2007-present); Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2007

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen B. Wolgin (Chairman), James E. Mitchell, Richard H. Molke and Eugene Rothenberg.  The Company’s Board of Directors has determined that Stephen B. Wolgin and James E. Mitchell are financial experts and are independent.  The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.umh.com.  In addition, the Audit Committee Charter was filed with the Securities Exchange Commission on May 8, 2008 with the Company’s 2008 Definitive Proxy Statement (DEF 14A).  The charter is reviewed annually for adequacy.

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

Item 11 – Executive Compensation

The Company will file its definitive Proxy Statement for its 2010 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption "ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the "Committee") of the Board has been appointed to discharge the Board's responsibilities relating to the compensation of the Company's executive officers. The Committee has the overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Committee's primary objectives include serving as an independent and objective party to review such compensation plans, policies and programs.  Our Compensation Committee does not operate under a written charter.

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2009, as well as the other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the "named executive officers."

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

The Compensation Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the Chairman of the Board and President, including performance goals and objectives.  The Committee annually evaluates performance of these executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative stockholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to named executive officers in prior years. The Committee uses the Residential Sector of the Real Estate Compensation Survey (the survey), produced under the guidance of the National Association of Real Estate Investment Trusts (NAREIT), as a guide to setting compensation levels.  Participant company data is not presented in a manner that specifically identifies any named individual or company.  This survey details compensation by position type with statistical salary and bonus information for each position.  The Company’s salary and bonus amounts are compared to the ranges presented for reasonableness. To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

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

Role of Grants of Stock Options in Compensation Analysis

The Committee views the grant of stock options as a form of long-term compensation.  The Committee believes that the grant of these options promotes the Company's goal of retaining key employees, and aligns the key employee's interests with those of the Company's shareholders from a long-term perspective.  The number of options granted to each employee is determined by consideration of various factors including, but not limited to, the employee’s title, responsibilities and years of service.

Role of Employment Agreements in Determining Executive Compensation

Each of the Company's currently employed executive officers is a party to an employment agreement.  These agreements provide for base salaries, bonuses and customary fringe benefits.  The key elements of our compensation program for the named executive officers are base salary, bonuses, stock options and perquisites and other benefits.  Each of these is addressed separately below.  In determining initial compensation, the compensation committee considers all elements of a named executive officer’s total compensation package in comparison to current market practices and other benefits.

Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company's long-term success, the Committee has determined that the base salaries of named executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the named executive officers' performance and tenure and the Company's performance relative to its peer companies within the REIT industry using the NAREIT Compensation Survey described above.

Bonuses

In addition to the provisions for base salaries under the terms of our employment agreements, the president is entitled to receive an annual maximum cash bonus of up to 21% of base salary, based on the achievement of certain performance goals set by the Committee.  In order to receive a bonus, FFO must have increased 3% during the year, or 9% over the three year contract period.  The following are the performance goals for the president:

a.

FFO per share to increase 5% per year. Income to be calculated based on ordinary park operation including sales of homes after tax income.  Extraordinary one time items are not to be included for performance purposes.  Any increase or decrease in the number of shares is to be adjusted so that the determination is based on a constant number of shares.  (Bonus of 7% of base salary.)

b.

There shall be a minimum of 175 new home sales per year.  (Bonus of 10% of base salary.)

c.

Occupancy to increase 1%, with not more than 10% of the increase being from rentals.  (Bonus of 10% of base salary.)

d.

Acquisition of at least 250 spaces per year.  (Bonus of 7% of base salary.)

The bonus awarded to other senior executives is determined by consideration of various factors including, but not limited to, the employee’s title, responsibilities and years of service.

Stock Options

The employment agreements also provide that certain executives are eligible for grants of stock options.

Perquisites and Other Personal Benefits

The Company's employment agreements provide the named executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers.

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2009, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

Payments upon Termination or Change in Control

In addition, the named executive officers' employment agreements each contain provisions relating to change in control events and severance upon termination for events other than without cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment Agreements” provided below in Item 11 of this report.  There are no other agreements or arrangements governing change in control payments.

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year.  Mr. Eugene Landy also received $36,801 in director’s fees, legal fees and fringe benefits.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President, including funds from operations.  Mr. Samuel Landy is under an employment agreement with the Company.  His base compensation under this contract was $300,000 for 2009.  Mr. Samuel Landy also received bonuses totaling $41,500, option awards with a fair value of $14,300 and director’s fees and fringe benefits totaling $25,700.  Bonuses were primarily based upon achievement of certain performance goals.

Ms. Chew is under an employment agreement with the Company.  Her base compensation under this contract is $248,208 for 2009.  Ms. Chew also received bonuses totaling $25,047, option awards with a fair value of $3,700 and director’s fees and fringe benefits totaling $25,700.  Bonuses were based on performance, recommended by the president and approved by the Committee.

Ms. Nagelberg is under an employment agreement with the Company.  Her base compensation under this contract is $178,126 for 2009.  Ms. Nagelberg also received bonuses totaling $9,351 and option awards with a fair value of $1,850.  Bonuses were based on performance, recommended by the president and approved by the Committee.

The Committee has also approved the recommendations of the President concerning the other named executives’ annual salaries, bonuses, option grants and fringe benefits.

In addition to its determination of the executive's individual performance levels for 2009, the Committee also compared the executive's total compensation for 2009 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.  The Company’s salary and bonus amounts

were compared to the ranges presented for reasonableness.   The Company’s total compensation fell in the lowest range (25th percentile) of this survey.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

James E. Mitchell

Richard H. Molke

Eugene Rothenberg

Stephen B. Wolgin

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2009, 2008 and 2007 to the Chairman of the Board, President, Vice President and General Counsel.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus	Option Awards (5)	All Other Compen-sation	Total

Eugene W. Landy	2009	$175,000	$ -0-	$ -0-	$36,801 (1)	$211,801
Chairman of the	2008	175,000	-0-	-0-	19,801 (2)	194,801
Board	2007	175,000	-0-	-0-	18,801 (2)	193,801

Samuel A. Landy	2009	300,000	41,500	14,300	25,700 (3)	381,500
President	2008	363,739	43,452	32,268	23,750 (3)	463,209
	2007	363,739	42,239	67,876	22,600 (3)	496,454

Anna T. Chew (4)	2009	248,208	25,047	3,700	25,700 (3)	302,655
Vice President	2008	248,208	24,547	2,800	26,220 (3)	301,775
	2007	236,389	22,092	12,600	25,070 (3)	296,151

Allison Nagelberg	2009	178,126	9,351	1,850	-0-	189,327
General Counsel	2008	169,644	8,525	1,400	-0-	179,569
	2007	149,138	3,107	6,300	-0-	158,545

(1)

Represents Director’s fees of $16,500, legal fees of $17,500 and fringe benefits.

(2)

Represents Director’s fees of $17,000 and $16,000 for 2008 and 2007, respectively, and fringe benefits.

(3)

Represents Director’s fees of $16,500, $17,000 and $16,000 for 2009, 2008 and 2007, respectively, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

 (4)

Approximately 25% of her compensation is billed to MREIC and, prior to the merger, MCC.

(5)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model for 2009, 2008 and 2007, respectively: expected volatility of 21.14%, 18.52% and 18.09%; risk-free interest rate of 2.62%, 3.46% and 4.79%; dividend yield of 9.25%, 8.13% and 6.54%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(6)

Michael P. Landy, the Company’s Vice President – Investments, is paid by MREIC, a related company.  Approximately 35% of his total compensation cost, or $70,000, is allocated to the Company by MREIC, pursuant to a cost sharing arrangement between the Company and MREIC.  See MREIC’S annual report on Form 10-K for details of Mr. Michael Landy’s employment agreement and compensation arrangement.  Mr. Michael Landy also received stock options to purchase 5,000, 5,000 and 10,000 shares of the Company’s common stock, for 2009, 2008 and 2007, respectively.  The estimated value of these options based on the Black-Scholes stock option valuation model as described in (5) above was $1,850, $1,400 and $12,600 for 2009, 2008 and 2007, respectively.

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

During the years ended December 31, 2009, 2008 and 2007, options to purchase 138,000, 100,000 and 108,000 shares, respectively, were granted.  No options were exercised during 2009 or 2008.  During the year ended December 31, 2007, options to purchase 18,812 shares were exercised.  During the years ended December 31, 2009, 2008 and 2007, options to purchase 6,000, -0-, and 11,188 shares, respectively, were forfeited.

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 2009:

Name	Grant Date	Number of Shares Underlying Options (1)	Exercise Price of Option Award	Grant Date Fair Value (2)

Samuel A. Landy	01/07/09	14,000	$7.12	$2,100
Samuel A. Landy	01/07/09	61,000	6.47	12,200
Anna T. Chew	06/22/09	10,000	7.57	3,700
Allison Nagelberg	06/22/09	5,000	7.57	1,850

(1)

These options expire 8 years from grant date.

(2)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 21.14%; risk-free interest rate of 2.62%; dividend yield of 9.25%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2009:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable (1)	Option Exercise Price	Option Expiration Date

Samuel A. Landy	25,000	-0-	$12.95	01/04/10
Samuel A. Landy	25,000	-0-	16.92	08/18/11
Samuel A. Landy	25,000	-0-	18.62	01/16/12
Samuel A. Landy	6,400	-0-	17.19	02/01/13
Samuel A. Landy	43,600	-0-	15.62	02/01/13
Samuel A. Landy	5,800	-0-	17.21	01/09/14
Samuel A. Landy	44,200	-0-	15.62	01/09/14
Samuel A. Landy	5,800	-0-	17.06	01/03/15
Samuel A. Landy	44,200	-0-	15.51	01/03/15
Samuel A. Landy	7,700	-0-	12.97	01/08/16
Samuel A. Landy	42,300	-0-	11.79	01/08/16
Samuel A. Landy	-0-	14,000	7.12	01/07/17
Samuel A. Landy	-0-	61,000	6.47	01/07/17

Anna T. Chew	10,000	-0-	15.00	08/25/11
Anna T. Chew	10,000	-0-	13.05	07/06/12
Anna T. Chew	10,000	-0-	15.05	07/18/13
Anna T. Chew	10,000	-0-	15.15	07/21/14
Anna T. Chew	10,000	-0-	14.21	07/19/15
Anna T. Chew	10,000	-0-	7.55	09/25/16
Anna T. Chew	-0-	10,000	7.57	06/22/17

Michael P. Landy	10,000	-0-	14.21	07/19/15
Michael P. Landy	5,000	-0-	7.55	09/25/16
Michael P. Landy	-0-	5,000	7.57	06/22/17

Allison Nagelberg	5,000	-0-	14.21	07/19/15
Allison Nagelberg	5,000	-0-	7.55	09/25/16
Allison Nagelberg	-0-	5,000	7.57	06/22/17

(1)  All options are exercisable one year from date of grant, January 7, 2010 for Mr. Samuel Landy and June 22, 2010 for Ms. Chew, Mr. Michael Landy and Ms. Nagelberg.

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

Effective January 1, 2010, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $178,126 for 2010, $178,126 for 2011 and $196,000 for 2012, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks vacation and reimbursement of reasonable and necessary business expenses.  Pursuant to this employment agreement, the Company will also pay on behalf of Ms. Nagelberg, all tuition and fees associated with her pursuit of an Executive MBA degree.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

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

	Fees Earned or Paid in Cash
Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Total

Ernest Bencivenga (1)	$10,000	$4,500	$-0-	$14,500
Anna T. Chew	10,000	6,500	-0-	16,500
Charles Kaempffer (1)	10,000	4,500	600	15,100
Eugene W. Landy	10,000	6,500	-0-	16,500
Samuel A. Landy	10,000	6,500	-0-	16,500
James E. Mitchell (2)	10,000	5,000	900	15,900
Richard H. Molke (2)	10,000	6,500	900	17,400
Eugene Rothenberg (2)	10,000	6,500	900	17,400
Stephen B. Wolgin (2)	10,000	6,500	900	17,400

Total	$90,000	$53,000	$4,200	$147,200

The following table sets forth a summary of director compensation for the fiscal year ended December 31, 2009:

(1)

Emeritus directors are retired directors who are not entitled to vote on board resolutions; however they receive directors’ fees for participation in the board meetings.

(2)

Mr. Mitchell, Mr. Molke, Mr. Rothenberg and Mr. Wolgin are members of the audit committee, the compensation committee and the nominating committee.  The Board has determined that Mr. Mitchell and Mr. Wolgin are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially sophisticated” within the meaning of the listing requirements of the NYSE Amex.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks and no member of the compensation committee has served as an officer or employee of the Company or any of its subsidiaries at any time.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company will file its definitive Proxy Statement for its 2010 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of such Proxy Statement and is incorporated herein by reference.

The following table lists information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2009 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2009 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Wells Fargo and Company 420 Montgomery Street San Francisco, CA 94104	971,601 (3)	8.04%
Monmouth Real Estate Investment Corporation	176,660(4)	1.46%
Anna T. Chew	167,798(5)	1.38%
Eugene W. Landy	1,170,677(6)	9.69%
Samuel A. Landy	563,424(7)	4.54%
Michael P. Landy	197,301(8)	1.63%
James E. Mitchell	178,315(9)	1.48%
Richard H. Molke	109,656(10)	*
Allison Nagelberg	10,250(11)	*
Eugene D. Rothenberg	84,124(12)	*
Stephen B. Wolgin	6,494(13)	*
Directors and Officers as a Group * Less than 1%	2,488,039	19.92%

___________________________

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on December 31, 2009 which was 12,081,452 Shares.

(3)

Based on Schedule 13G as of December 31, 2009, filed by Wells Fargo and Company, the company owns 971,601 shares.  This filing with the SEC by Wells Fargo indicates that Wells Fargo has sole voting power for 681,915 shares and sole dispositive power for 971,601 with respect to those shares.

(4)

Based on Schedule Form 4 filed on December 15, 2009, filed with the SEC by Monmouth Real Estate Investment Corporation, which indicates that Monmouth Real Estate Investment Corporation has sole voting and dispositive power with respect to 176,660 shares.

(5)

Includes (a) 96,029 shares owned jointly with Ms. Chew’s husband, (b) 11,769 shares held in Ms. Chew’s 401(k) Plan, and (c) 60,000 shares issuable upon exercise of stock options.   Excludes 10,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until June 22, 2010.

 (6)

Includes (a) 134,176 shares owned by Mr. Landy’s wife, (b) 172,608 shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 65,913 shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote, (e) 50,000 shares held in the Eugene W. Landy Charitable Lead Annuity Trust, a charitable trust for which Mr. Landy has power to vote, (f) 75,000 shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote, (g) 5,000 shares held in Windsor Industrial Park Associates for which Mr. Landy has power to vote, and (h) 5,676 shares held in Juniper Plaza Associates for which Mr. Landy has power to vote.

(7)

Includes (a) 32,807 shares owned jointly with Mr. Landy’s wife, (b) 12,919 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 6,221 shares in the Samuel Landy Limited Partnership, (d) 21,789 shares held in Mr. Landy’s 401(k) Plan, and (e) 325,000 shares issuable upon exercise of stock options.

(8)

Includes (a) 8,665 shares owned by Mr. Landy’s wife, (b) and 34,563 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.  Excludes 5,000 shares issuable upon exercise of  a stock option, which stock option is not exercisable until June 22, 2010.

(9)

Includes 136,347 shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.

(10)

Includes 50,563 shares owned by Mr. Molke’s wife.

(11)

Includes 10,000 shares issuable upon exercise of stock options.   Excludes 5,000 shares issuable upon exercise of a stock option, which stock option is not exercisable until June 22, 2010.

  (12)

Includes 56,878 shares held by Rothenberg Investments, Ltd. in which Dr. Rothenberg has a beneficial interest.

  (13)

Includes 731 shares in custodial accounts for Mr. Wolgin’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The Company will file its definitive Proxy Statement for its 2010 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

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

Item 14 – Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its 2010 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

Reznick Group (Reznick) served as the Company’s independent registered public accountants for the year ended December 31, 2007 and the first quarter of the year ended December 31, 2008.  The following are fees billed by and accrued to Reznick in connection with services rendered:

	2009	2008

Audit Fees	$-0-	$17,000
Audit Related Fees	9,500	-0-
Tax Fees	-0-	-0-
All Other Fees	750	-0-
Total Fees	$10,250	$17,000

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

PKF served as the Company’s independent registered public accountants for the quarters ended June 30, 2008 and September 30, 2008 and for the years ended December 31, 2009 and 2008.  The following are fees billed by and accrued to PKF in connection with services rendered:

	2009	2008

Audit Fees	$131,000	$115,000
Audit Related Fees	3,590	-0-
Tax Fees	42,444	40,000
All Other Fees	-0-	-0-
Total Fees	$177,034	$155,000

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

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF’s independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) (1)		The following Financial Statements are filed as part of this report.
			Page(s)

	(i)	(a) Report of Independent Registered Public Accounting Firm	55
		(b) Report of Independent Registered Public Accounting Firm	56

	(ii)	Consolidated Balance Sheets as of December 31, 2009 and 2008	57

	(iii)	Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007	58

	(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	59-60

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	61

	(vi)	Notes to Consolidated Financial Statements	62-84

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation	85-88

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3)

             The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.		Description

(2)		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(i)

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

(i)

2003 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

	(ii)	401(k) Plan Document and Adoption Agreement effective April 1, 1992 (incorporated by reference to the Company’s 1992 Form 10-K as filed with the Securities and Exchange Commission on March 9, 1993).

(iii)

Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

(iv)

Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

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

(vii)

Employment Agreement with Ms. Anna T. Chew effective January 1, 2009 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2009, Registration No. 001-12690).

(viii)

Employment Agreement with Ms. Allison Nagelberg effective January 1, 2007 (incorporated by reference to the Company’s 2008 Form 10-K as filed with the Securities and Exchange Commission on March 10, 2009, Registration No. 001-12690).

(ix)

Employment Agreement with Ms. Allison Nagelberg effective January 1, 2010 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 6, 2010, Registration No. 001-12690).

(x)

Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on May 28, 2009, Registration No. 333-159543).

Exhibit No.	Description

(14)	Code of Business Conduct and Ethics (incorporated by reference to the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004, Registration No. 001-12690).

(21)	Subsidiaries of the Registrant:

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

(99)

Audit Committee Charter, as amended January 16, 2008 (incorporated by reference to the Company’s 2008 Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 8, 2008, Registration No. 001-12690).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UMH Properties, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
March 5, 2010	Certified Public Accountants
A Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of UMH Properties, Inc.

We have audited the consolidated balance sheet (not presented) of UMH Properties, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007. UMH Properties, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UMH Properties, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Baltimore, Maryland
March 10, 2008, except for Note 2-
Reclassification as to which the date is
March 5, 2010

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

- ASSETS -	2009	2008

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	90,286,589	88,926,418
Buildings and Improvements	4,046,622	3,990,275
Rental Homes and Accessories	17,684,586	15,814,192
Total Investment Property	125,318,411	122,031,499
Equipment and Vehicles	7,626,801	7,487,571
Total Investment Property and Equipment	132,945,212	129,519,070
Accumulated Depreciation	(56,936,558)	(53,111,822)
Net Investment Property and Equipment	76,008,654	76,407,248

OTHER ASSETS
Cash and Cash Equivalents	4,519,785	2,783,250
Securities Available for Sale	31,824,277	21,575,072
Inventory of Manufactured Homes	8,016,210	9,459,924
Notes and Other Receivables, net	21,565,242	22,597,670
Unamortized Financing Costs	805,961	670,783
Prepaid Expenses	648,295	479,363
Land Development Costs	4,583,116	3,966,015
Total Other Assets	71,962,886	61,532,077

TOTAL ASSETS	$147,971,540	$137,939,325

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 70,318,950	$ 65,952,895
OTHER LIABILITIES
Accounts Payable	310,165	614,252
Loans Payable	18,665,040	23,611,574
Accrued Liabilities and Deposits	2,174,416	2,507,751
Tenant Security Deposits	531,107	531,153
Total Other Liabilities	21,680,728	27,264,730
Total Liabilities	91,999,678	93,217,625

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 12,081,452 and 11,021,734 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,208,145	1,102,173
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	53,217,203	49,958,681
Accumulated Other Comprehensive Income (Loss)	2,214,307	(5,671,361)
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	55,971,862	44,721,700

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,971,540	$137,939,325

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED December 31, 2009, 2008 and 2007

	2009	2008	2007

INCOME:
Rental and Related Income	$ 26,491,999	$ 25,542,745	$ 23,997,178
Sales of Manufactured Homes	5,527,253	9,560,912	12,672,844

Total Income	32,019,252	35,103,657	36,670,022

EXPENSES:
Community Operating Expenses	13,200,885	13,083,959	12,633,042
Cost of Sales of Manufactured Homes	5,060,631	8,225,464	10,371,404
Selling Expenses	1,198,921	1,381,135	1,712,257
General and Administrative	3,115,501	3,239,882	3,583,594
Depreciation Expense	4,082,124	4,072,570	3,658,236
Amortization of Financing Costs	253,020	183,464	177,636

Total Expenses	26,911,082	30,186,474	32,136,169

OTHER INCOME (EXPENSE):
Interest and Dividend Income	4,584,917	4,318,512	3,357,524
Loss on Securities Transactions, net	(1,804,146)	(2,860,804)	(1,398,377)
Other Income	76,172	95,035	211,532
Interest Expense	(4,455,332)	(4,957,437)	(4,171,109)

Total Other Income (Expense)	(1,598,389)	(3,404,694)	(2,000,430)

Income Before Gain on Sales of Investment Property and Equipment	3,509,781	1,512,489	2,533,423
Gain on Sales of Investment Property and Equipment	179,607	14,661	99,318

Net Income	$ 3,689,388	$ 1,527,150	$ 2,632,741

Net Income Per Share -
Basic	$ .32	$ .14	$ .25
Diluted	$ .32	$ .14	$ .25

Weighted Average Shares Outstanding:
Basic	11,412,536	10,876,840	10,535,162
Diluted	11,417,664	10,882,688	10,539,269

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED December 31, 2009, 2008 and 2007

				Accumulated
			Additional	Other
	Common Stock Issued		Paid-In	Comprehensive
	Number	Amount	Capital	Income (Loss)

Balance December 31, 2006	10,318,940	$1,031,894	$56,891,428	$384,890

Common Stock Issued with the DRIP*	399,454	39,946	5,266,116	-0-
Common Stock Issued through the Exercise of Stock Options	18,812	1,881	252,240	-0-
Distributions	-0-	-0-	(7,910,861)	-0-
Stock Compensation Expense	-0-	-0-	132,386	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(1,426,994)

Balance December 31, 2007	10,737,206	1,073,721	54,631,309	(1,042,104)

Common Stock Issued with the DRIP*	284,528	28,452	2,313,734	-0-
Distributions	-0-	-0-	(7,059,020)	-0-
Stock Compensation Expense	-0-	-0-	72,658	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(4,629,257)

Balance December 31, 2008	11,021,734	1,102,173	49,958,681	(5,671,361)

Common Stock Issued with the DRIP*	1,059,718	105,972	7,753,113	-0-
Distributions	-0-	-0-	(4,530,874)	-0-
Stock Compensation Expense	-0-	-0-	36,283	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	7,885,668

Balance December 31, 2009	12,081,452	$1,208,145	$53,217,203	$2,214,307

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED

FOR THE YEARS ENDED December 31, 2009, 2008 and 2007

	Undistributed
	Income	Total
	(Accumulated	Shareholders’	Comprehensive
	Deficit)	Equity	Income (Loss)

Balance December 31, 2006	($667,793)	$57,640,419

Common Stock Issued with the DRIP*	-0-	5,306,062
Common Stock Issued through the Exercise of Stock Options	-0-	254,121
Distributions	(2,632,741)	(10,543,602)
Stock Compensation Expense	-0-	132,386
Net Income	2,632,741	2,632,741	$2,632,741
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	(1,426,994)	(1,426,994)

Balance December 31, 2007	(667,793)	53,995,133	$1,205,747

Common Stock Issued with the DRIP*	-0-	2,342,186
Distributions	(1,527,150)	(8,586,170)
Stock Compensation Expense	-0-	72,658
Net Income	1,527,150	1,527,150	$1,527,150
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	(4,629,257)	(4,629,257)

Balance December 31, 2008	(667,793)	44,721,700	($3,102,107)

Common Stock Issued with the DRIP*	-0-	7,859,085
Distributions	(3,689,388)	(8,220,262)
Stock Compensation Expense	-0-	36,283
Net Income	3,689,388	3,689,388	$3,689,388
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	7,885,668	7,885,668

Balance December 31, 2009	($667,793)	$55,971,862	$11,575,056

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2009, 2008 and 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 3,689,388	$ 1,527,150	$ 2,632,741
Non-Cash Adjustments:
Depreciation	4,082,124	4,072,570	3,658,236
Amortization of Financing Costs	253,020	183,464	177,636
Stock Compensation Expense	36,283	72,658	132,386
Provision for Uncollectible Notes and Other Receivables	332,907	332,772	360,351
Loss on Securities Transactions, net	1,804,146	2,860,804	1,398,377
Gain on Sales of Investment Property & Equipment	(179,607)	(14,661)	(99,318)

Changes in Operating Assets and Liabilities -
Inventory of Manufactured Homes	1,443,714	1,393,900	(1,883,457)
Notes and Other Receivables	699,521	(2,173,446)	(4,281,119)
Prepaid Expenses	(168,932)	95,396	114,182
Accounts Payable	(304,087)	913	(314,395)
Accrued Liabilities and Deposits	(333,335)	(82,587)	820,564
Tenant Security Deposits	(46)	(1,047)	50,422
Net Cash Provided by Operating Activities	11,355,096	8,267,886	2,766,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(3,997,902)	(4,688,991)	(6,969,457)
Proceeds from Sales of Investment Property and Equipment	638,642	702,221	941,256
Additions to Land Development Costs	(761,764)	(2,413,085)	(6,621,540)
Purchase of Securities Available for Sale	(8,306,684)	(6,844,520)	(12,738,845)
Settlement of Futures Transactions	-0-	(304,088)	-0-
Proceeds from Sales of Securities Available for Sale	4,139,001	1,606,706	4,298,838
Net Cash Used by Investing Activities	(8,288,707)	(11,941,757)	(21,089,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	18,637,500	20,200,000	21,919,000
Net Proceeds from Short-Term Borrowings	-0-	6,588,821	8,919,647
Principal Payments of Mortgages and Loans	(19,217,979)	(15,996,805)	(6,986,933)
Financing Costs on Debt	(388,198)	(312,887)	(328,204)
Proceeds from Issuance of Common Stock	6,703,498	1,144,735	3,465,535
Proceeds from Exercise of Stock Options	-0-	-0-	254,121
Dividends Paid, net of Reinvestments	(7,064,675)	(7,388,719)	(8,703,075)
Net Cash Provided (Used) by Financing Activities	(1,329,854)	4,235,145	18,540,091

NET INCREASE IN CASH	1,736,535	561,274	216,949
CASH & CASH EQUIVALENTS – BEGINNING	2,783,250	2,221,976	2,005,027
CASH & CASH EQUIVALENTS – ENDING	$ 4,519,785	$ 2,783,250	$ 2,221,976

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

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Brookview Village	Greenfield Center, New York
Cedarcrest	Vineland, New Jersey
Cranberry Village	Cranberry Township, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
D& R Village	Clifton Park, New York
Fairview Manor	Millville, New Jersey
Forest Park Village	Cranberry Township, Pennsylvania
Heather Highlands	Pittston, Pennsylvania
Highland Estates	Kutztown, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Memphis Mobile City	Memphis, Tennessee
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Sandy Valley Estates	Magnolia, Ohio
Southwind Village	Jackson, New Jersey
Somerset Estates/Whispering Pines	Somerset, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Spreading Oaks Village	Athens, Ohio
Waterfalls Village	Hamburg, New York
Weatherly Estates	Lebanon, Tennessee
Woodlawn Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Wood Valley	Caledonia, Ohio

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

The Company applies Financial Accounting Standards Board Accounting Standards Codification (ASC) 360-10, Property, Plant & Equipment (ASC 360-10) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized on a straight-line basis over the term of the related obligations, which is not materially different than the effective interest method.  Unamortized costs are charged to expense upon prepayment of the obligation.  As of December 31, 2009 and 2008, accumulated amortization amounted to $778,809 and $637,362, respectively.

The Company estimates that aggregate amortization expense will be approximately $164,000 for 2010, $138,000 for 2011, $113,000 for 2012, $82,000 for 2013 and $70,000 for 2014.

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

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities.  The Company individually reviews and evaluates our marketable securities for impairment on a quarterly basis or when events or circumstances occur.  The Company considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.  The Company has developed a general policy of evaluating whether an unrealized loss is other than temporary.  On a quarterly basis, the Company makes an initial review of every individual security in its portfolio.  If the security is impaired, the Company first determines our intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in market value.  Next, the Company determines the length of time and the extent of the impairment.  Barring other factors, including the downgrading of the security or the cessation of dividends, if the fair value of the security is below cost by less than 20% for less than 6 months and the Company has the intent and ability to hold the security, the security is deemed to not be other than temporarily impaired.  Otherwise, the Company reviews additional information to determine whether the impairment is other than temporary.  The Company discusses and analyzes any relevant information known about the security, such as:

a.

Whether the decline is attributable to adverse conditions related to the security or to specific conditions in an industry or in a geographic area.

b.

Any downgrading of the security by a rating agency.

c.

Whether the financial condition of the issuer has deteriorated.

d.

Status of dividends – Whether dividends have been reduced or eliminated, or scheduled interest payments have not been made.

e.

Analysis of the underlying assets (including NAV analysis) using independent analysis or recent transactions.

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  If a decline in fair value is determined to be other than temporary,  an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the  new cost basis.

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  held-to-maturity, trading and available-for-sale.  As of December 31, 2009 and 2008, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Derivative Instruments and Hedging Activities

The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows.  The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt.  The Company does not enter into derivative instruments for speculative purposes.  The Company had entered into various interest rate swap agreements that had the effect of fixing interest rates relative to specific mortgage loans.  The Company’s interest rate swap agreements were based upon 30-day LIBOR.  The scheduled maturity dates, payment dates and the notional amounts of the interest rate swap agreements coincided with those of the underlying mortgages.  As of December 31, 2009, there were no interest rate swap agreements outstanding.

These interest rate swaps did not qualify for hedge accounting under Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging, which therefore resulted in all fair value adjustments to the carrying value of the derivatives being recorded as a component of current period earnings.  The Company has recorded as a reduction (addition) to interest expense, non-cash fair value adjustments of $390,934, ($327,203) and ($467,161) for the years ended December 31, 2009, 2008 and 2007, respectively, based upon the change in fair value of the Company’s interest rate swaps.  The recorded liability at December 31, 2009 and 2008 amounted to $-0- and $390,934, respectively.  This non-cash valuation adjustment was not settled for cash since the Company did not terminate the swap prior to maturity.

The Company also invested in futures contracts of ten-year treasury notes to reduce exposure of the debt securities portfolio to market rate fluctuations.  These futures contracts do not qualify for hedge accounting under ASC 815-10.  The contracts are marked-to-market and the unrealized gain or loss is recorded in the income statement in gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  Gain or loss on settled futures contracts are also recorded as a component of gain on securities transactions, net. In May 2008, the Company settled its position in these futures contracts and no longer invests in them.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or market value and is determined by the specific identification method.  All inventory is considered finished goods.

Accounts, Notes and Other Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or lease agreements.  The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  At December 31, 2009 and 2008, the reserves for uncollectible accounts, notes and other receivables were $1,239,409 and $1,426,966, respectively.  For the years ended December 31, 2009, 2008 and 2007, the provisions for uncollectible notes and other receivables were $332,907, $332,772 and $360,351, respectively.  Charge-offs for the years ended December 31, 2009, 2008 and 2007 amounted to $520,464, $398,457 and $295,600, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly.  Interest rates on these loans range from 6% to 14%.  The average maturity is approximately 9 years.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (11,412,536, 10,876,840 and 10,535,162 in 2009, 2008 and 2007, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (11,417,664, 10,882,688 and 10,539,269 in 2009, 2008 and 2007, respectively) (See Note 6).  Options in the amount of 5,128, 5,848 and 4,107 for 2009, 2008 and 2007, respectively, are included in the diluted weighted average shares outstanding.  As of December 31, 2009, 2008 and 2007, options to purchase 594,000, 476,000 and 345,000 shares, respectively, were antidilutive.

Stock Option Plans

The Company accounts for stock options in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs of $36,283, $72,658 and $132,386 have been recognized in 2009, 2008 and 2007, respectively.  Included in Note 6 to these consolidated financial statements are the assumptions and methodology.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) consists of the change in unrealized gains or losses on securities available for sale.  Comprehensive income is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Reclassification

Interest and Dividend Income, Loss on  Securities Transactions, net, and Other Income, which was included in Total Income in prior years, and Interest Expense, which was included in Total Expenses in prior year, have been reclassified and presented as Other Income (Expense) in the consolidated statements of income to conform to the current year presentation.  Certain other amounts in the financial statements for the prior years have also been reclassified to conform to the statement presentation for the current year.

Subsequent Events

During the year ended December 31, 2009, the Company adopted a newly issued accounting standard for subsequent events which requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. There was no impact on the Company’s consolidated financial position and results of operations as a result of the adoption.

New Accounting Pronouncements

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

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies how an entity should measure the fair value of liabilities and that the restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after the issuance date, August 26, 2009. The Company adopted this ASU for our quarter ended September 30, 2009.  The adoption of this ASU did not have a material effect on our financial condition or results of operations.

In May 2009, the FASB issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. This guidance was amended in February 2010. It requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have any impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2009	December 31, 2008

Site and Land Improvements	$ 43,684,178	$ 41,013,798
Buildings and Improvements	2,259,075	2,157,565
Rental Homes and Accessories	4,169,545	3,678,303
Equipment and Vehicles	6,823,760	6,262,156

Total Accumulated Depreciation	$ 56,936,558	$ 53,111,822

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

The following is a listing of securities available for sale at December 31, 2009:

		Interest	Number of		Market
	Series	Rate	Shares	Cost	Value

Debt Securities:

Monmouth Capital Corporation (1)
Convertible Subordinated Debentures Matures 3/30/2015		8.000%	5,000,000	$5,000,000	$5,000,000
Vornado Realty LP Senior Unsecured Note
Matures 10/1/2039		7.875%	23,342	564,806	567,911

Total Debt Securities				5,564,806	5,567,911

Equity Securities:

Preferred Stock:
American Land Lease, Inc. (2)	A	7.750%	44,600	363,490	535,200
Biomed Realty	A	7.375%	7,500	129,905	174,000
Brandywine Realty Trust	D	7.375%	4,000	56,674	89,320
CapLease Inc.	A	8.125%	16,500	339,980	362,340
CBL & Associates Properties, Inc.	D	7.375%	2,000	28,245	38,610
CBL & Associates Properties, Inc.	C	7.750%	10,000	143,720	204,000
Cedar Shopping Centers	A	8.875%	1,900	36,445	45,525
Colonial Properties Trust	D	8.125%	1,500	28,373	34,050

		Interest	Number of		Market
	Series	Rate	Shares	Cost	Value

Cousins Properties Trust	B	7.500%	6,000	86,110	124,500
Developers Diversified Realty Corporation	G	8.000%	9,500	95,242	190,000
Developers Diversified Realty Corporation	H	7.375%	15,000	221,888	278,250
Developers Diversified Realty Corporation	I	7.500%	11,500	174,584	214,015
Entertainment Properties Trust	D	7.375%	8,000	158,304	162,399
Entertainment Properties Trust	B	7.750%	24,000	512,039	519,600
Entertainment Properties Trust	C	5.750%	4,000	59,901	66,200
Entertainment Properties Trust	E	9.000%	6,500	141,854	161,655
FelCor Lodging Trust Incorporated (2)	A	7.800%	25,200	194,684	273,921
FelCor Lodging Trust Incorporated (2)	C	8.000%	21,000	132,205	226,168
First Industrial Realty Trust, Inc.	J	7.250%	2,000	24,145	33,680
First Industrial Realty Trust, Inc.	K	7.250%	2,000	24,645	33,100
Glimcher Realty Trust	G	8.125%	18,500	176,621	320,050
Glimcher Realty Trust	F	8.75%	2,000	27,725	37,120
HCP, Inc.	E	7.250%	5,000	94,172	115,400
Hospitality Properties Trust	B	8.875%	20,000	401,958	486,600
HRPT Properties Trust	B	8.750%	2,335	58,375	56,974
HRPT Properties Trust	D	6.500%	78,000	1,034,367	1,396,200
HRPT Properties Trust	C	7.130%	2,000	30,845	40,396
iStar Financial Inc.	E	7.875%	21,000	80,640	153,088
LaSalle Hotel Properties	E	8.000%	3,000	53,760	69,195
LaSalle Hotel Properties	D	7.500%	26,500	448,356	580,350
Lexington Realty Trust	B	8.050%	29,800	624,419	618,648
Lexington Realty Trust	C	6.500%	5,000	93,923	169,850
Lexington Realty Trust	D	7.550%	4,000	38,135	72,960
Maguire Properties, Inc. (2)	A	7.625%	12,000	13,560	84,000
Prologis Trust	G	6.750%	13,400	175,176	275,303
Prologis Trust	F	6.750%	1,000	16,865	21,300
PS Business Parks	M	7.200%	458	7,971	10,163
PS Business Parks	H	7.000%	1,500	25,535	32,640
Regency Centers Corp	E	6.700%	3,000	56,670	65,310
Vornado Realty Trust	I	6.625%	3,000	48,768	66,120

Total Preferred Stock				6,460,274	8,438,200

Common Stock:
Brandywine Realty Trust			13,000	41,450	148,200
CapLease, Inc.			44,909	133,557	196,701
CBL & Associates Properties, Inc.			15,453	69,746	149,431
Champion Enterprises			30,000	1,317	1,317
Colonial Properties Trust			13,000	53,731	152,490
Duke Realty Corp			3,000	27,823	36,510
FelCor Lodging Trust Incorporated			31,000	80,857	111,600
First Industrial Realty Trust, Inc.			12,000	35,540	62,760
Fleetwood Enterprises			90,000	-0-	205
Franklin Street Properties			40,000	517,839	584,400

	Interest	Number of		Market
Series	Rate	Shares	Cost	Value

Glimcher Realty Trust		14,000	23,460	37,800
Hospitality Properties Trust		12,000	144,000	284,520
HRPT Properties Trust		40,000	127,600	258,800
Lasalle Hotel Properties		10,000	94,030	212,300
Monmouth Real Estate Investment Corporation (1)		1,572,373	12,952,036	11,682,732
Nobility Homes, Inc.		20,000	158,200	209,000
Pennsylvania Real Estate Investment Trust		240,000	1,485,663	2,030,400
Sun Communities, Inc.		84,000	1,638,041	1,659,000

Total Common Stock			17,584,890	17,818,166

Total Equity Securities			24,045,164	26,256,366

Total Securities Available for Sale			$29,609,970	$31,824,277

(1)  Related entity – See Note 8.

(2)  Issuer suspended dividend during 2009.

The following is a listing of securities available for sale at December 31, 2008:

		Interest	Number of		Market
	Series	Rate	Shares	Cost	Value

Debt Securities:

Monmouth Capital Corporation (1)
Convertible Subordinated Debentures Matures 3/30/2015		8.000%	5,000,000	$5,000,000	$5,000,000

Total Debt Securities				5,000,000	5,000,000

Equity Securities:

Preferred Stock:
American Land Lease, Inc.	A	7.750%	44,600	532,970	532,970
Developers Diversified Realty Corporation	H	7.375%	9,000	170,918	68,580
Developers Diversified Realty Corporation	I	7.500%	7,000	126,654	53,830
Digital Realty Trust, Inc.	A	8.500%	5,000	103,198	80,000
Digital Realty Trust, Inc.	B	7.875%	4,500	80,033	65,925
Entertainment Properties Trust	D	7.375%	8,000	158,304	100,000
Entertainment Properties Trust	B	7.750%	16,000	359,190	236,000
Felcor Lodging Trust Incorporated	C	8.000%	19,000	123,500	123,500
Felcor Lodging Trust Incorporated	A	7.800%	12,000	81,000	81,000
Glimcher Realty Trust	G	8.125%	9,000	97,301	56,070
Hospitality Properties Trust	B	8.875%	17,000	378,141	263,500
Host Hotels & Resorts, Inc.	E	8.875%	6,000	122,681	103,200

		Interest	Number of		Market
	Series	Rate	Shares	Cost	Value

HRPT Properties Trust	B	8.750%	5,335	97,748	65,941
HRPT Properties Trust	D	6.500%	41,000	637,141	410,000
iStar Financial Inc.	E	7.875%	21,000	80,640	80,640
LaSalle Hotel Properties	D	7.500%	19,000	327,566	237,500
Lexington Realty Trust	B	8.050%	22,000	499,499	236,500
Maguire Properties, Inc.	A	7.625%	12,000	13,560	13,560
Mid-America Apartment Communities, Inc.	H	8.300%	8,000	191,098	173,920

Total Preferred Stock				4,435,892	3,165,346

Common Stock:
Brandywine Realty Trust			12,000	213,862	92,520
Caplease, Inc.			10,000	80,698	17,300
CBL & Associates Properties, Inc.			12,000	284,693	78,000
Champion Enterprises			30,000	16,800	16,800
Colonial Properties Trust			12,000	259,629	99,960
Felcor Lodging Trust Incorporated			10,000	18,400	18,400
First Industrial Realty Trust, Inc.			10,000	259,361	75,500
Fleetwood Enterprises			90,000	9,000	9,000
Glimcher Realty Trust			12,000	140,480	33,720
Hospitality Properties Trust			12,000	295,672	178,440
HRPT Properties Trust			140,000	998,879	471,800
Lasalle Hotel Properties			6,000	155,166	66,300
Monmouth Real Estate Investment Corporation (1)			1,537,998	12,740,550	10,765,986
Nobility Homes, Inc.			20,000	158,200	158,200
Pennsylvania Real Estate Investment Trust			20,000	405,057	149,000
Sun Communities, Inc.			84,200	1,774,094	1,178,800

Total Common Stock				17,810,541	13,409,726

Total Equity Securities				22,246,433	16,575,072

Total Securities Available for Sale				$27,246,433	$21,575,072

(1)  Related entity – See Note 8.

On July 31, 2007, Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC), both related entities to the Company, completed a strategic combination whereby a wholly-owned subsidiary of MREIC merged with and into MCC, and MCC survived as a wholly-owned subsidiary of MREIC.  Each outstanding share of MCC’s common stock was converted into and exchanged for 0.655 shares of MREIC’s common stock.  At the time of the merger, the Company had 107,403 shares of MCC common stock which was converted and exchanged for 70,349 shares of MREIC’s common stock.  Additionally, the Company’s $1,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2013 (2013 debenture) was convertible into MREIC common stock at an adjusted conversion price of $9.16 per share.  The 2013 debenture was repurchased by MREIC on October 10, 2008, at par.  The Company’s $5,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2015 is now convertible into MREIC common stock at an adjusted conversion price of $11.45 per share.

On September 13, 2007, the Company purchased 1,000,000 shares of MREIC common stock from Palisade Concentrated Equity Partnership, L.P.(Palisade), an unrelated entity.  The total consideration for the purchase was $8,500,000.  On November 23, 2007, the Company purchased an additional 325,704 shares of MREIC common stock from Palisade for a total consideration of $2,768,484.  The Company has also purchased additional shares of MREIC common stock through MREIC’s Dividend Reinvestment and Stock Purchase Plan.  In addition to the convertible debentures, the Company now owns a total of 1,572,373 shares of MREIC common stock, representing 6.2% of the total shares outstanding at December 31, 2009.

The following is a summary of temporarily impaired securities at December 31, 2009:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$ 56,974	$ 1,401	$ 618,648	$ 5,771
Common Stock *	-0-	-0-	11,682,732	1,269,303
Total	$ 56,974	$ 1,401	$12,301,380	$1,275,074

* Represents the common stock of Monmouth Real Estate Investment Corporation, a related entity.

The Company had three securities that were temporarily impaired at December 31, 2009.  The Company has reviewed these securities and have considered them not other than temporarily impaired.  The unrealized loss on each individual security was less than 10%.

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

During the years ended December 31, 2009, 2008 and 2007, the Company received proceeds of $4,139,001, $1,606,706 and $4,298,838, on sales or redemptions of securities available for sale, respectively.  The Company recorded the following (Loss) Gain on Securities Transactions, net:

	2009	2008	2007

Gross realized gains	$ 706,833	$ 22,379	$ 362,626
Gross realized losses	(602,181)	(30,965)	(98,951)
Net loss on closed futures contracts	-0-	(304,088)	(704,509)
Unrealized gain on open futures contracts	-0-	-0-	40,781
Impairment loss	(1,908,798)	(2,548,130)	(998,324)

Total Loss on Securities Transactions, net	($1,804,146)	($2,860,804)	($1,398,377)

During 2008 and 2007, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and the risk of rolling over the fixed rate debt at higher rates.  Changes in the market value of these derivatives have been recorded in (loss) gain on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  In May 2008, the Company settled its position in these futures contracts and no longer invests in them.  There were no open contracts as of December 31, 2009 and 2008.  The fair value of the derivatives at December 31, 2007 was a gain of $40,781 and is included in (loss) gain on securities transactions, net.

During 2008 and 2007, the Company recorded a loss of $304,088 and $704,509 on settled futures contracts, which is included in (loss) gain on securities transactions, net.

During 2009, 2008 and 2007, the Company recognized a loss of $1,908,798, $2,548,130 and $998,324, respectively, due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.  As of December 31, 2009, the securities portfolio had unrealized net gains of $2,214,307.

Dividend income for the years ended December 31, 2009, 2008 and 2007 amounted to $1,952,862, $1,619,857 and $871,327, respectively.  Interest income for the years ended December 31, 2009, 2008 and 2007 amounted to $2,632,055, $2,698,655 and $2,486,197, respectively.

The Company had margin loan balances of $2,337,990 and $6,514,354 at December 31, 2009 and 2008, respectively, which were collateralized by the Company’s securities portfolio.    Additionally, the Company also has a $2,500,000 loan with Two River Community Bank collateralized by the $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures (See Note 5).

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company purchases securities on margin.  The interest rates charged on the margin loans at December 31, 2009 and 2008 was 2%.  These loans are due on demand.  At December 31, 2009 and 2008, the margin loans amounted to $2,337,990 and $6,514,354, respectively, and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

The Company has a $7,500,000 revolving credit agreement with GE Commercial Distribution Finance Corporation (GE) (formerly Transamerica Commercial Finance Corporation) to finance inventory purchases.  The interest rate varies from LIBOR plus 710 basis points for each advance to LIBOR plus 835 basis points after eighteen months, with a minimum LIBOR rate of 1%.  The weighted average interest rate at December 31, 2009 and 2008 was 8.9% and 7.7%, respectively.  This agreement originally terminated April 25, 2003, but automatically renews on an annual basis.  Advances under this line of credit are secured by the manufactured homes for which the advances were made.  As of December 31, 2009 and 2008, the amount outstanding with GE was $2,367,050 and $4,181,565, respectively.

In November 2007, the Company obtained a $2,500,000 loan with Two River Community Bank.  The interest on this loan is 6.75%.  This loan was due on November 8, 2009, but was extended to October 31, 2010.  Proceeds of this loan were used to purchase securities available for sale.  This loan is collateralized by the $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures.

On April 28, 2008, the Company closed on a revolving line of credit with Sun National Bank with a maximum availability of $10,000,000.  Interest under this new line is at the prime rate which is currently 3.25%.  This revolving line of credit has a maturity date of April 1, 2011 and is secured by the Company's eligible notes receivables.  As of December 31, 2009 and 2008, the amount outstanding on this revolving line of credit was $8,460,000 and $8,750,000, respectively.

Unsecured Lines of Credit

During 2008, the Company modified and extended its $5,000,000 unsecured line of credit with Bank of America.  The interest rate was modified from LIBOR plus 150 basis points to LIBOR plus 350 basis points.  As of December 31, 2009 and 2008, $3,000,000 and $1,665,655, respectively, of this line of credit was utilized.  The interest rate charged at December 31, 2009 and 2008 was 4.73188% and 3.635%, respectively.  This line of credit expired on November 30, 2009, but has been extended to February 28, 2010.  The Company is currently in the process of further extending this line of credit.

Mortgages Payable

The following is a summary of mortgages payable:

	At December 31, 2009		Balance at December 31,
Property	Due Date	Interest Rate	2009	2008

Allentown	12/01/11	6.36%	$ 4,831,678	$ 4,976,931
Cranberry Village	12/01/18	6.8%	3,165,203	3,244,032
D & R Village and Waterfalls Village	02/27/13	5.614%	8,214,028	8,463,399
Fairview Manor	02/01/17	5.785%	11,056,385	11,210,064
Forest Park Village	12/01/18	6.8%	3,165,203	3,244,032
Heather Highlands	08/28/18	Prime + .5%	2,357,300	2,592,010
Highland Estates	09/01/17	6.175%	10,161,757	10,286,582
Oxford Village	01/01/20	5.94%	8,137,500	-0-
Port Royal Village	04/01/12	7.36%	4,911,050	4,985,401
Sandy Valley	05/01/10	LIBOR + 4.5%	2,426,971	2,632,486
Somerset Estates/Whispering Pines	02/26/19	8.04%	1,446,640	1,548,611
Southwind Village	01/01/20	5.94%	6,500,000	-0-
Weatherly Estates	5/28/14	Prime + 2%	3,945,235	-0-
Various (4 properties)	11/19/09	LIBOR + 1.75%	-0-	12,769,347

Total Mortgages	Payable		$70,318,950	$65,952,895

At December 31, 2009 and 2008, mortgages were collateralized by real property with a carrying value of $77,856,996 and $74,643,301, respectively, before accumulated depreciation and amortization.  Interest costs amounting to $273,231, $315,985 and $378,030 were capitalized during 2009, 2008 and 2007, respectively, in connection with the Company’s expansion program.

Recent Financing

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

On July 21, 2008, the Company extended its mortgages on Cranberry Village and Forest Park Village to November 1, 2008, and subsequently extended them to December 31, 2009.  On November 26, 2008, the Company refinanced these mortgages with Sun National Bank.  The new principal balance total $6,500,000.  These mortgages are due on December 1, 2018 with interest fixed at 6.8%.  Proceeds were primarily used to pay off the existing mortgages on Cranberry Village and Forest Park Village.

During 2009, the Company extended its mortgage on Sandy Valley Estates to May 1, 2010.  Interest is variable at LIBOR plus 4.5%.  The interest rate at December 31, 2009 was 4.7325%.

On May 28, 2009, the Company obtained a $4,000,000 mortgage on Weatherly Estates from Clayton Bank.  This mortgage payable is due on May 28, 2014 with interest at prime plus 2%, but not less than 7% nor more than 14%.  The interest rate at December 31, 2009 was 7%.  Proceeds from this mortgage were primarily used to pay down our margin loans.

On December 18, 2009, the Company obtained two mortgages, $8,137,500 on Oxford Village and $6,500,000 on Southwind Village, from Wells Fargo Bank.  These mortgages payable are due on January 1, 2020 with interest fixed at 5.94%.  Proceeds were primarily used to pay off the existing mortgage on four properties.

The aggregate principal payments of all mortgages payable are scheduled as follows:

2010	$4,144,480
2011	6,334,609
2012	6,343,134
2013	8,777,661
2014	4,893,970
Thereafter	39,825,096

Total	$70,318,950

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

The Company accounts for stock options in accordance with the provisions of  ASC 78-10, Compensation-Stock Compensation.  During the year ended December 31, 2009, seventeen employees were granted options to purchase a total of 138,000 shares.  During the year ended December 31, 2008, fifteen employees were granted options to purchase a total of 100,000 shares.   During the year ended December 31, 2007, fifteen employees were granted options to purchase a total of 108,000 shares.    The fair value of those options for the years ended December 31, 2009, 2008 and 2007 was approximately $37,000, $46,000 and $139,000, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period.

The Company calculates the fair value of each option grant on the grant date using the Black-Scholes option-pricing model which requires the Company to provide certain inputs, as follows:

•	The assumed dividend yield is based on the Company’s expectation of an annual dividend rate for regular dividends over the estimated life of the option.

•	Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant.

•	The risk-free interest rate utilized is the interest rate on U.S. Government Bonds and Notes having the same life as the estimated life of the Company’s option awards.

•	Expected life of the options granted is estimated based on historical data reflecting actual hold periods.

•	Estimated forfeiture is based on historical data reflecting actual forfeitures.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2009	2008	2007

Dividend yield	9.25%	8.13%	6.54%
Expected volatility	21.14%	18.52%	18.09%
Risk-free interest rate	2.62%	3.46%	4.79%
Expected lives	8	8	8
Estimated forfeitures	-0-	-0-	-0-

No options were exercised during 2009 or 2008.  During the year ended December 31, 2007, two employees exercised their stock options and purchased 18,812 shares for a total of $254,121.  During the year ended December 31, 2009, options to two employees to purchase a total of 6,000 shares expired.

A summary of the status of the Company’s stock option plans as of December 31, 2009, 2008 and 2007 and changes during the years then ended are as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	526,000	$14.08	426,000	$15.10	348,000	$15.09
Granted	138,000	6.99	100,000	9.76	108,000	14.83
Exercised	-0-	-0-	-0-	-0-	(18,812)	13.51
Expired	(6,000)	10.60	-0-	-0-	(11,188)	15.10
Outstanding at end of year	658,000	12.63	526,000	14.08	426,000	15.10
Options exercisable at end of year	520,000		426,000		318,000
Weighted-average fair value of options granted during the year		$.27		$.46		$1.29

The following is a summary of stock options outstanding as of December 31, 2009:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

01/04/02	1	25,000		12.95	01/04/10
06/20/02	5	13,000		12.60	06/20/10
08/18/03	1	25,000		16.92	08/18/11
08/25/03	7	26,000		15.00	08/25/11
01/16/04	1	25,000		18.62	01/16/12
07/06/04	7	30,000		13.05	07/06/12
02/01/05	1	43,600		15.62	02/01/13
02/01/05	1	6,400		17.19	02/01/13
07/18/05	9	34,000		15.05	07/18/13
01/09/06	1	44,200		15.62	01/09/14
01/09/06	1	5,800		17.21	01/09/14
07/21/06	9	34,000		15.15	07/21/14
01/03/07	1	44,200		15.51	01/03/15
01/03/07	1	5,800		17.06	01/03/15
07/19/07	12	51,000		14.21	07/16/15
09/20/07	2	7,000		13.19	09/20/15
01/08/08	1	42,300		11.79	01/08/16
01/08/08	1	7,700		12.97	01/08/16
09/25/08	14	50,000		7.55	09/25/16
01/07/09	1	14,000	*	7.12	01/07/17
01/07/09	1	61,000	*	6.42	01/07/17
03/03/09	1	3,000	*	5.42	03/03/17
06/22/09	15	60,000	*	7.57	06/22/17

		658,000

* Unexercisable

As of December 31, 2009, there were 868,188 shares available for grant under the 2003 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company’s 401(k) Plan (Plan).  Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $15,500, annually adjusted) and have it contributed to the Plan.  Employer contributions to the Plan are at the discretion of the Company.  During 2009 and 2008, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary.  During 2007, the Company made matching contributions to the Plan of up to 50% of the first 6% of employee salary.  The total expense relating to the Plan, including matching contributions amounted to $87,705, $41,991 and $135,849 in 2009, 2008 and 2007, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are five Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (MREIC).  The Company holds common stock and convertible debentures of MREIC in its securities portfolio (See Note 4 for current holdings).

On July 31, 2007, Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC), both related entities to the Company, completed a strategic combination whereby a wholly-owned subsidiary of MREIC merged with and into MCC, and MCC survived as a wholly-owned subsidiary of

MREIC.  Each outstanding share of MCC’s common stock was converted into and exchanged for 0.655 shares of MREIC’s common stock.  At the time of the merger, the Company had 107,403 shares of MCC common stock which was converted and exchanged for 70,349 shares of MREIC’s common stock.  Additionally, the Company’s $1,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2013 (2013 debenture) was convertible into MREIC common stock at an adjusted conversion price of $9.16 per share.  The 2013 debenture was repurchased by MREIC on October 10, 2008, at par.  The Company’s $5,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2015 is now convertible into MREIC common stock at an adjusted conversion price of $11.45 per share.

On September 13, 2007, the Company purchased 1,000,000 shares of MREIC common stock from Palisade Concentrated Equity Partnership, L.P.(Palisade), an unrelated entity.  The total consideration for the purchase was $8,500,000.  On November 23, 2007, the Company purchased an additional 325,704 shares of MREIC common stock from Palisade for a total consideration of $2,768,484.  The Company has also purchased additional shares of MREIC common stock through MREIC’s Dividend Reinvestment and Stock Purchase Plan.  In addition to the convertible debentures, the Company now owns a total of 1,572,373 shares of MREIC common stock, representing 6.2% of the total shares outstanding at December 31, 2009.

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

Salary, Directors’, Management And Legal Fees

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board.  Under this agreement, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile.  Additionally, there may be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance.  In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly.  On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments.  In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death.  The Employment Agreement automatically renews each year for successive one-year periods.  Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000.  Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years.  On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and MREIC.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.  Mr. Landy also received $16,500, $17,000 and $16,000 for the years ended December 31, 2009, 2008, and 2007, respectively, as a Director.

Effective January 1, 2009, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $300,000 for 2009, $315,000 for 2010 and $330,000 for 2011, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy will also receive stock options to purchase 75,000 shares in January 2009 and 25,000 shares in January 2010.  Mr. Samuel Landy will receive customary fringe benefits, four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Mr. Landy also received $16,500, $17,000 and $16,000 for the years ended December 31, 2009, 2008, and 2007, respectively, as a Director.

Effective January 1, 2009, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $248,200 for 2009, $260,600 for 2010 and $273,700 for 2011, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Ms. Chew also received $16,500, $17,000 and $16,000 for the years ended December 31, 2009, 2008, and 2007, respectively, as a Director.

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

Effective January 1, 2010, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $178,126 for 2010, $178,126 for 2011 and $196,000 for 2012, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks vacation and reimbursement of reasonable and necessary business expenses.  Pursuant to this employment agreement, the Company will also pay on behalf of Ms. Nagelberg, all tuition and fees associated with her pursuit of an Executive MBA degree.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Other Matters

The Company has employment agreements with certain executive officers, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits.  The Company has accrued these benefits on a present value basis over the terms of the agreements.   Amounts accrued under these agreements were $545,058 and $567,058 at December 31, 2009 and 2008, respectively.

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

Amounts received, including dividends reinvested of $1,155,587, $1,197,451 and $1,840,527, respectively, and shares issued in connection with the DRIP for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Amounts Received/Dividends
Reinvested	$7,859,085	$2,342,186	$5,306,062
Number of Share Issued	1,059,718	284,528	399,454

NOTE 10 – DISTRIBUTIONS

The following cash distributions, including dividends reinvested, were paid to shareholders during the three years ended December 31, 2009, 2008 and 2007:

2009	2008	2007

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$1,986,440	$.18	$2,692,025	$.25	$2,592,423	$.25
June 30	2,017,810.18		1,955,780.18		2,626,332.25
September 30	2,075,153.18		1,964,108.18		2,653,584.25
December 31	2,140,859.18		1,974,257.18		2,671,263.25

	$8,220,262	$.72	$8,586,170	$.79	$10,543,602	$1.00

These amounts do not include the discount on shares purchased through the Company’s Dividend Reinvestment and Stock Purchase Plan.

On January 13, 2010, the Company declared a cash dividend of $.18 per share to be paid on March 15, 2010 to shareholders of record February 16, 2010.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the 2009, 2008 and 2007, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2009, 2008, and 2007:

	2009 Estimate (unaudited)	2008 Actual	2007 Actual

GAAP net income	$3,689,388	$1,527,150	$2,632,741
Add GAAP net loss of taxable REIT subsidiary included above	2,391,603	2,694,564	1,382,748
GAAP net income from REIT operations	6,080,991	4,221,714	4,015,489
Book / tax difference on gains / losses from capital transactions	(390,934)	-0-	737,640
Stock option expense	36,283	72,658	132,386
Non-qualified stock options exercised	-0-	-0-	(27,025)
Impairment loss and other book / tax differences, net	954,406	1,772,673	512,667
Adjusted taxable income subject to 90% dividend requirement	$6,680,746	$6,067,045	$5,371,157

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2009, 2008, and 2007:

	2009 Estimate (unaudited)	2008 Actual	2007 Actual

Cash dividends paid	$8,220,262	$8,586,170	$10,543,602
Less: Return of capital	1,539,516	2,519,125	5,374,204
Dividends paid deduction	$6,680,746	$6,067,045	$5,169,398

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2009, 2008, and 2007:

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$.58516	81.27%	$.55822	70.66%	$.49029	49.03%
Return of capital	.13484	18.73%	.23178	29.34%	.50971	50.97%
Capital gains	-0-	-0-%	-0-	-0-%	-0-	-0-%
	$.72	100%	$.79	100%	$1.00	100%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a taxable REIT subsidiary, is subject to federal, state and local income taxes.  Deferred income taxes pertaining to S&F are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  For the years ended December 31, 2009, 2008 and 2007, S&F had operating losses for financial reporting purposes of $2,391,603, $2,694,564 and $1,382,748, respectively.  Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F.  For the years ended December 31, 2009, 2008 and 2007, S&F recorded $87,000, $120,000 and ($201,000), respectively, in federal, state and franchise credits (taxes) which have been included in general and administrative expenses.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

NOTE 13 - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2009:

Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$ 31,824,277	$ 26,824,277	$ 5,000,000	$ -0-

The Company’s convertible subordinated debentures were valued at par based on significant other observable inputs (Level 2) as follows:

- The issuer has redeemed these debentures at par.

- Debenture holders have transferred these debentures at par.

- A brokerage firm has recommended a transfer at par.

- Borrowings against these debentures were based on par.

Additionally, the Company corroborated the valuation at par by performing a comparable yield analysis of these debentures using observable market data.

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.    As of December 31, 2009, the fair and carrying values of fixed rate mortgages payable amounted to $61,925,014 and $61,589,444, respectively.  As of December 31, 2008, the fair and carrying value of fixed rate mortgages payable amounted to $49,945,429 and $50,591,538, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 14 – SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

Cash paid during the years ended December 31, 2009, 2008 and 2007 for interest was $5,109,097, $5,030,021 and $3,965,090, respectively.

During the years ended December 31, 2009, 2008 and 2007, land development costs of $144,663, $2,226,267 and $6,056,385, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2009, 2008 and 2007, the Company had dividend reinvestments of $1,155,587, $1,197,451 and $1,840,527, respectively which required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

	2009	2008	2007
Unrealized holding gain (loss) arising during the year	$6,081,522	($7,185,973)	($2,161,643)
Add reclassification adjustment for other-than-temporary impairment	1,908,798	2,548,130	998,324
Add reclassification adjustment for net (gains) losses realized in income	(104,652)	8,586	(263,675)

Net unrealized holding gain (loss)	$7,885,668	($4,629,257)	($1,426,994)

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2009	March 31	June 30	September 30	December 31

Total Income	$7,642,299	$8,118,648	$8,463,899	$7,794,406
Total Expenses	6,397,937	6,845,290	7,416,556	6,251,299
Other Income (Expense)	(2,331,695)	(84,319)	292,654	524,971
Net Income (Loss) (1)	(1,098,836)	1,178,562	1,340,030	2,269,632
Net Income (Loss) per Share – Basic	(.10)	.11	.12	.19
Diluted	(.10)	.11	.12	.19

2008	March 31	June 30	September 30	December 31

Total Income	$8,038,613	$9,243,048	$9,209,571	$8,612,425
Total Expenses	7,115,667	8,086,334	7,908,366	7,076,107
Other Income (Expense)	(1,223,731)	329,747	(109,872)	(2,400,838)
Net Income (Loss) (1)	(305,040)	1,511,074	1,201,017	(879,901)
Net Income (Loss) per Share – Basic	(.03)	.14	.11	(.08)
Diluted	(.03)	.14	.11	(.08)

(1)

Fluctuations are primarily due to changes in the fair value of interest rate swaps and Gain (Loss) on Securities Transactions, net.  During 2009 and 2008, the Company recognized a loss of $1,908,798 and $2,548,130, respectively, due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.  Included in net income for the quarter ended December 31, 2009, was gain on sale of an easement of $242,390.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

Column A	Column B		Column C		Column D
			Initial Cost
				Site, Land
				& Building	Capitalization
				Improvements	Subsequent to
Description	Encumbrances		Land	and Rental Homes	Acquisition

Memphis, TN	$4,831,678		$250,000	$2,569,101	$3,506,247
Greenfield Ctr, NY	-0-		37,500	232,547	2,951,199
Vineland, NJ	-0-		320,000	1,866,323	1,156,006
Duncansville, PA	-0-		60,774	378,093	1,011,550
Cranberry Twp, PA	3,165,203		181,930	1,922,931	834,190
Clifton Park, NY		(1)	391,724	704,021	1,627,064
Apollo, PA	-0-		670,000	1,336,600	1,374,952
Cranberry Twp, PA	3,165,203		75,000	977,225	1,851,916
Millville, NJ	11,056,385		216,000	1,166,517	8,357,666
Kutztown, PA	10,161,757		145,000	1,695,041	7,730,782
Pittston, PA	2,357,300		572,500	2,151,569	3,804,834
Monticello, NY	-0-		235,600	1,402,572	4,269,916
Navarre, OH	-0-		290,000	1,457,673	2,138,006
Cresson, PA	-0-		432,700	2,070,426	1,742,945
Memphis, TN	-0-		78,435	810,477	1,183,173
West Grove, PA	8,137,500		175,000	990,515	1,002,887
Carlisle, PA	-0-		37,540	198,321	4,480,053
Belle Vernon, PA	4,911,050		150,000	2,491,796	5,074,599
Marion, OH	-0-		236,000	785,293	3,550,554
Somerset, PA	1,446,640		1,485,000	2,050,400	4,926,781
Athens, OH	-0-		67,000	1,326,800	609,541
Magnolia, OH	2,426,971		270,000	1,941,430	3,106,516
Jackson, NJ	6,500,000		100,095	602,820	1,539,308
Hamburg, NY	8,214,028	(1)	424,000	3,812,000	1,049,146
West Monroe, NY	-0-		77,000	841,000	763,142
Lebanon, TN	3,945,235		1,184,000	4,034,480	714,968
Eatontown, NJ	-0-		157,421	280,749	504,693
Caledonia, OH	-0-		260,000	1,753,206	2,267,832
Coxsackie, NY	-0-		1,757,800	-0-	-0-

	$70,318,950		$10,338,019	$41,849,926	$73,130,466

 (1)  Represents one mortgage note payable secured by two properties.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

Column A	Column E (2) (3)
	Gross Amount at Which Carried at 12/31/09
		Site, Land
		& Building
		Improvements		Accumulated
Description	Land	and Rental Homes	Total	Depreciation

Memphis, TN	$250,000	$6,075,348	$6,325,348	$3,348,773
Greenfield Ctr, NY	122,865	3,098,381	3,221,246	1,522,207
Vineland, NJ	408,206	2,934,123	3,342,329	2,309,977
Duncansville, PA	60,774	1,389,643	1,450,417	722,423
Cranberry Twp, PA	181,930	2,757,121	2,939,051	2,118,905
Clifton Park, NY	391,724	2,331,085	2,722,809	1,336,037
Apollo, PA	732,089	2,649,463	3,381,552	1,199,694
Cranberry Twp, PA	75,000	2,829,141	2,904,141	1,962,395
Millville, NJ	2,534,891	7,205,292	9,740,183	3,092,225
Kutztown, PA	404,239	9,166,584	9,570,823	3,453,188
Pittston, PA	572,500	5,956,403	6,528,903	2,851,169
Monticello, NY	318,472	5,589,616	5,908,088	2,283,571
Navarre, OH	290,000	3,595,679	3,885,679	819,621
Cresson, PA	432,700	3,813,371	4,246,071	1,851,007
Memphis, TN	78,435	1,993,650	2,072,085	1,295,079
West Grove, PA	155,000	2,013,402	2,168,402	1,660,527
Carlisle, PA	145,473	4,570,441	4,715,914	1,273,805
Belle Vernon, PA	150,000	7,566,395	7,716,395	3,996,276
Marion, OH	236,000	4,335,847	4,571,847	2,055,443
Somerset, PA	1,485,000	6,977,181	8,462,181	906,760
Athens, OH	67,000	1,936,341	2,003,341	762,727
Magnolia, OH	270,000	5,047,946	5,317,946	3,002,642
Jackson, NJ	100,095	2,142,128	2,242,223	1,647,510
Hamburg, NY	424,000	4,861,146	5,285,146	1,892,384
West Monroe, NY	77,000	1,604,142	1,681,142	338,389
Lebanon, TN	1,184,000	4,749,448	5,933,448	630,190
Eatontown, NJ	135,421	807,442	942,863	456,781
Caledonia, OH	260,000	4,021,038	4,281,038	1,323,093
Coxsackie, NY	1,757,800	320,579	2,078,379	17,536

	$13,300,614	$112,017,797	$125,318,411	$50,112,798

(3)

 See reconciliation.

(4)

The aggregate cost for Federal tax purposes approximates historical cost.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

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

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

		/----------FIXED ASSETS-----------/
(2)	Reconciliation:	12/31/09	12/31/08	12/31/07

	Balance – Beginning of Year	$122,031,499	$116,380,827	$105,139,224

	Additions:
	Acquisitions	-0-	-0-	-0-
	Improvements	4,074,484	6,732,409	12,731,558
	Depreciation	-0-	-0-	-0-

	Total Additions	4,074,484	6,732,409	12,731,558

	Deletions	787,572	1,081,737	1,489,955

	Balance – End of Year	$125,318,411	$122,031,499	$116,380,827

	/-----ACCUMULATED DEPRECIATION-----/
Reconciliation:	12/31/09	12/31/08	12/31/07

Balance – Beginning of Year	$46,849,622	$43,922,385	$41,540,038

Additions:
Acquisitions	-0-	-0-	-0-
Improvements	-0-	-0-	-0-
Depreciation	3,518,691	3,323,016	2,936,037

Total Additions	3,518,691	3,323,016	2,936,037

Deletions	255,555	395,739	553,690

Balance – End of Year	$50,112,798	$46,849,662	$43,922,385

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:  /s/Eugene W. Landy

EUGENE W. LANDY

Chairman of the Board

Dated:        March 5, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chairman of the Board	March 5, 2010

/s/Samuel A. Landy SAMUEL A. LANDY	President, Chief Executive Officer and Director	March 5, 2010

/s/Anna T. Chew ANNA T. CHEW	Vice President, Chief Financial Officer, Treasurer and Director	March 5, 2010

/s/James Mitchell JAMES MITCHELL	Director	March 5, 2010

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 5, 2010

/s/Eugene Rothenberg EUGENE ROTHENBERG	Director	March 5, 2010

/s/Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 5, 2010