Form 10-Q
period 2010-03-31
UMH PROPERTIES, INC.
filed 2010-05-06
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2010

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

Yes

No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer

_______

Accelerated filer

      X

Non-accelerated filer

_______

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes

No    X

The number of shares outstanding of issuer's common stock as of May 3, 2010 was 12,547,632 shares.

UMH PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

- ASSETS -	March 31, 2010 (Unaudited)	December 31, 2009
INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,300,614	$ 13,300,614
Site and Land Improvements	90,448,848	90,286,589
Buildings and Improvements	4,056,099	4,046,622
Rental Homes and Accessories	18,159,112	17,684,586
Total Investment Property	125,964,673	125,318,411
Equipment and Vehicles	7,620,648	7,626,801
Total Investment Property and Equipment	133,585,321	132,945,212
Accumulated Depreciation	(57,862,631)	(56,936,558)
Net Investment Property and Equipment	75,722,690	76,008,654

OTHER ASSETS
Cash and Cash Equivalents	6,845,533	4,519,785
Securities Available for Sale	36,978,067	31,824,277
Inventory of Manufactured Homes	7,823,543	8,016,210
Notes and Other Receivables, net	21,325,654	21,565,242
Unamortized Financing Costs	779,841	805,961
Prepaid Expenses	821,060	648,295
Land Development Costs	4,632,079	4,583,116
Total Other Assets	79,205,777	71,962,886

TOTAL ASSETS	$ 154,928,467	$147,971,540

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 69,844,877	$ 70,318,950
OTHER LIABILITIES
Accounts Payable	588,311	310,165
Loans Payable	18,288,203	18,665,040
Accrued Liabilities and Deposits	2,336,152	2,174,416
Tenant Security Deposits	547,501	531,107
Total Other Liabilities	21,760,167	21,680,728
Total Liabilities	91,605,044	91,999,678

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 12,541,449 and 12,081,452 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,254,145	1,208,145
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	56,770,702	53,217,203
Accumulated Other Comprehensive Income	6,304,250	2,214,307
Accumulated Deficit	(1,005,674)	(667,793)
Total Shareholders’ Equity	63,323,423	55,971,862

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 154,928,467	$147,971,540

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

	2010	2009

INCOME:
Rental and Related Income	$6,704,321	$6,556,499
Sales of Manufactured Homes	1,456,951	1,085,800

Total Income	8,161,272	7,642,299

EXPENSES:
Community Operating Expenses	3,434,701	3,210,686
Cost of Sales of Manufactured Homes	1,374,033	1,002,239
Selling Expenses	398,718	323,630
General and Administrative Expenses	866,728	781,638
Depreciation Expense	1,018,648	1,030,874
Amortization of Financing Costs	51,120	48,870

Total Expenses	7,143,948	6,397,937

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,077,612	1,035,262
Gain (Loss) on Securities Transactions, net	981,915	(2,280,585)
Other Income	12,947	8,889
Interest Expense	(1,219,905)	(1,095,261)

Total Other Income (Expense)	852,569	(2,331,695)

Income (Loss) before Gain (Loss) on Sales of Investment Property and Equipment	1,869,893	(1,087,333)
Gain (Loss) on Sales of Investment Property and Equipment	15,105	(11,503)

Net Income (Loss)	$1,884,998	($1,098,836)

Net Income (Loss) per Share -
Basic	$0.15	($0.10)
Diluted	$0.15	($0.10)

Weighted Average Shares Outstanding -
Basic	12,290,272	11,060,041
Diluted	12,314,476	11,060,041

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,884,998	($1,098,836)
Non-Cash Adjustments:
Depreciation	1,018,648	1,030,874
Amortization of Financing Costs	51,120	48,870
Stock Compensation Expense	7,673	7,075
Increase in Provision for Uncollectible Notes and Other Receivables	88,500	88,500
(Gain) Loss on Securities Transactions, net	(981,915)	2,280,585
(Gain) Loss on Sales of Investment Property and Equipment	(15,105)	11,503

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	192,667	454,868
Notes and Other Receivables	151,088	398,834
Prepaid Expenses	(172,765)	(223,635)
Accounts Payable	278,146	(313,981)
Accrued Liabilities and Deposits	161,736	325,634
Tenant Security Deposits	16,394	19,118
Net Cash Provided by Operating Activities	2,681,185	3,029,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(839,977)	(780,899)
Proceeds from Sales of Assets	122,398	107,865
Additions to Land Development	(48,963)	(417,999)
Purchase of Securities Available for Sale	(2,599,397)	(305,680)
Net Proceeds from Sales of Securities Available for Sale	2,517,465	703,807
Net Cash (Used in) Investing Activities	(848,474)	(692,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Mortgages and Loans	(850,910)	(887,011)
Financing Costs on Debt	(25,000)	-0-
Proceeds from Issuance of Common Stock, net of reinvestments	3,302,451	430,011
Dividends Paid, net of amount reinvested	(1,933,504)	(1,711,185)
Net Cash Provided by (Used in) Financing Activities	493,037	(2,168,185)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,325,748	168,318
CASH & CASH EQUIVALENTS-BEGINNING	4,519,785	2,783,250
CASH & CASH EQUIVALENTS-ENDING	$6,845,533	$2,951,568

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

UMH Properties, Inc. (the Company) owns and operates twenty-eight manufactured home communities containing approximately 6,800 sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Compensation cost which has been determined consistent with ASC 718-10, amounted to $7,673 and $7,075 for the three months ended March 31, 2010 and 2009, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for grants in the following years:

	2010	2009

Dividend yield	9.85%	9.25%
Expected volatility	22.37%	20.35%
Risk-free interest rate	3.31%	2.02%
Expected lives	8	8

The weighted-average fair value of options granted during the three months ended March 31, 2010 and 2009 was $.32 and $.19, respectively.

During the three months ended March 31, 2010, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Exercise Price	Expiration Date

1/8/10	1	10,900	$9.13	1/8/18
1/8/10	1	14,100	8.30	1/8/18

During the three months ended March 31, 2010, options to one employee to purchase a total of 25,000 shares expired.  As of March 31, 2010, there were options outstanding to purchase 658,000 shares and 868,188 shares were available for grant under the Company’s 2003 Stock Option Plan.  As of March 31, 2009, there were options outstanding to purchase 601,000 shares and 925,188 shares were available for grant under the Company’s 2003 Stock Option Plan.

During 2010, the Board of Directors has adopted, subject to shareholder approval, an amendment and restatement of the Company’s 2003 Stock Option and Stock Award Plan (the Plan).  The amendment and restatement adopted by the Board of Directors made two substantive changes:  (1) the inclusion of Directors as participants in the Plan, and (2) the ability to grant restricted stock to Directors, officers and key employees.  The amendment and restatement also made other conforming, technical and other nonsubstantive changes.  There was no change to the total number of shares subject to grant under the Plan.  The amendment and restatement also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.  The shareholders will vote on the amendment and restatement at the annual meeting of shareholders.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009.  In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent   Events:  Amendments to Certain   Recognition   and   Disclosure Requirements.  This ASU retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued.  ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE AND COMPREHENSIVE INCOME (LOSS)

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding for the period.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 24,204 and -0- shares for the three months ended March 31, 2010 and 2009, respectively, are included in the diluted weighted average shares outstanding.  As of March 31, 2010 and 2009, options to purchase 470,000 and 601,000 shares, respectively, were antidilutive.

The following table sets forth the components of the Company’s comprehensive income (loss) for the three months ended March 31, 2010 and 2009:

	2010	2009

Net income (loss)	$1,884,998	($1,098,836)
Change in unrealized gain/loss on securities available for sale	4,089,943	681,385
Comprehensive income (loss)	$5,974,941	($417,451)

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the Company’s gain (loss) on securities transactions, net for the three months ended March 31, 2010 and 2009:

	2010	2009

Gain (loss) on sale of securities, net	$981,915	($556,751)
Impairment loss	-0-	(1,723,834)
Gain (loss) on securities transactions, net	$981,915	($2,280,585)

During the three months ended March 31, 2010, the Company purchased $2,599,397 of securities available for sale and sold $1,535,550, recognizing a gain of $981,915.

During the three months ended March 31, 2009, the Company recognized a loss of $1,723,834, due to the write-down of the carrying value of securities which were considered other than temporarily impaired, and also recognized a loss of $556,751 on securities sold.

As of March 31, 2010, the Company had three securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at March 31, 2010:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$ 90,200	$ 9,800	$ -0-	$ -0-
Common Stock	468,900	7,645	-0-	-0-
Total	$559,100	$17,445	$ -0-	$ -0-

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

2	$558,200	$17,028	Less than or equal to 10%
1	900	417	Less than or equal to 40%
3	$559,100	$17,445

The Company has determined that these securities are temporarily impaired as of March 31, 2010.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

NOTE 4 – DERIVATIVE INSTRUMENTS

The Company had entered into various interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The increase in the fair value of these agreements for the three months ended March 31, 2010 and 2009 amounted to $-0- and $77,121, respectively, and has been recorded as a reduction to interest expense.   As of March 31, 2010 and December 31, 2009, there were no interest rate swap agreements outstanding.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

During the quarter ended March 31, 2010, the Company modified and extended its $5,000,000 unsecured line of credit with Bank of America.  The interest rate was modified from LIBOR plus 350 basis points to LIBOR plus 400 basis points.  As of March 31, 2010 and December 31, 2009, $3,000,000 of this line of credit was utilized.  The interest rate charged at March 31, 2010 and 2009 was 4.7% and 4.3%, respectively.  This line of credit expires on June 30, 2011.

NOTE 6 - DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On March 15, 2010, the Company paid $2,222,879 of which $289,375 was reinvested, as a dividend of $.18 per share to shareholders of record as of February 16, 2010.

During the three months ended March 31, 2010, the Company received, including dividends reinvested, a total of $3,591,826 from the Dividend Reinvestment and Stock Purchase Plan.  There were 459,997 new shares issued under the Plan.

On April 8, 2010, the Company declared a dividend of $.18 per share to be paid June 15, 2010 to shareholders of record as of May 17, 2010.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of this financial asset was determined using the following inputs at March 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$36,978,067	$31,978,067	$5,000,000	$ -0-

	$36,978,067	$31,978,067	$5,000,000	$ -0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of March 31, 2010, the fair and carrying value of fixed rate mortgages payable amounted to $61,584,127 and $61,251,711, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 -  RELATED PARTY TRANSACTIONS

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 2010 and 2009 for interest was $1,174,539 and $1,177,999, respectively.  Interest cost capitalized to Land Development was $70,630 and $64,278 for the three months ended March 31, 2010 and 2009, respectively.  The increase in fair value of the interest rate swap agreements amounted to $-0- and $77,121 for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010 and 2009, the Company had dividend reinvestments of $289,375 and $275,255, respectively, which required no cash transfers.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2009.

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

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.  Total income increased $518,973, or 7% for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.  This was primarily due to an increase in sales of manufactured homes of $371,151, or 34% for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.  The increase in sales represents a marked improvement over the year ago period which represented the most difficult period the US economy has experienced in several decades. While housing markets are beginning to stabilize, our customers still face difficulties in selling their existing homes. This coupled with continued high unemployment rates, has negatively impacted our sales and our gross profit percentage.  The gross profit percentage decreased from 8% for the quarter ended March 31, 2009 to 6% for the quarter ended March 31, 2010.  Additionally, rental and related income increased $147,822, or 2% for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.  This was primarily due to rental increases to residents.  Occupancy decreased from 80% as of March 31, 2009 to 78% at both December 31, 2009 and March 31, 2010. The US economy recently appears to be improving and while employment tends to be a lagging indicator, early indications are favorable for the company to generate increases in sales and occupancy.

The Company also holds a portfolio of securities of other REITs with a fair value of $36,978,067 at March 31, 2010.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income until suitable acquisitions of real property are found.  At March 31, 2010, the Company’s portfolio consisted of 64% common stocks, 22% preferred stocks and 14% debentures.  The Company’s weighted-average yield on the securities portfolio was approximately 6.75% at March 31, 2010.

Gain on securities transactions, net amounted to $981,915 for the quarter ended March 31, 2010 as compared to a loss of $2,280,585 for the quarter ended March 31, 2009.  During 2009, the Company recognized approximately $1,700,000 in impairment losses due to the writing down of the carrying value of certain securities which were considered other than temporarily impaired.  The market for REIT securities has dramatically improved and the Company has unrealized gains of $6,304,250 in its REIT securities portfolio as of March 31, 2010.  It is our intent to hold these securities long-term.

Total expenses increased $746,011, or 12% for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.  This was primarily due to increases in cost of sales of manufactured homes, selling expenses, community operating expenses and general and administrative expenses.

Net income increased from a loss of $1,098,836 for the quarter ended March 31, 2009 to income of $1,884,998 for the quarter ended March 31, 2010.

In spite of the challenges of the economy, the Company continues to strengthen its balance sheet.  We have extended our line of credit.  We have one mortgage loan expiring in 2010 and are in the process of extending that loan.  At March 31, 2010, the Company had $7 million in cash, $37 million in securities encumbered by $5 million in margin and term loans, and $2 million available on its line of credit.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments.  However, there is no guarantee that any of these opportunities will materialize or that the Company will be able to take advantage of such opportunities.

The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next year.

See PART I, Item 1 – Business in the Company’s 2009 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased 2% from $6,556,499 for the quarter ended March 31, 2009 to $6,704,321 for the quarter ended March 31, 2010.  This was primarily due to rental increases to residents, partially offset by a decrease in occupancy.  The Company has been raising rental rates by approximately 3% to 6% annually.  Occupancy decreased from approximately 80% at March 31, 2009 to approximately 78% at both December 31, 2009 and March 31, 2010.  The Company has faced many challenges in filling vacant homesites due to the current economic environment.

Sales of manufactured homes amounted to $1,456,951 and $1,085,800 for the quarters ended March 31, 2010 and 2009, respectively.  Cost of sales of manufactured homes amounted to $1,374,033 and $1,002,239 for the quarters ended March 31, 2010 and 2009, respectively.  Selling expenses amounted to $398,718 and $323,630 for the quarters ended March 31, 2010 and 2009, respectively. These increases are directly attributable to the increase in sales.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $315,800 or 22% of total sales, and $240,069 or 22% of total sales for the quarters ended March 31, 2010 and 2009, respectively.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses increased 7% from $3,210,686 for the quarter ended March 31, 2009 to $3,434,701 for the quarter ended March 31, 2010.  This was primarily due to an increase in repairs and maintenance due to the severe winter and an increase in personnel.  General and administrative expenses increased 11% from $781,638 for the quarter ended March 31, 2009 to $866,728 for the quarter ended March 31, 2010.  This was primarily due to an increase in office expenses and licensing fees.  Depreciation expense and amortization expense remained relatively stable for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.

Interest and dividend remained relatively stable for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.

Gain (loss) on securities transactions, net for the three months ended March 31, 2010 and 2009 consisted of the following:

	2010	2009

Gain (loss) on sale of securities, net	$981,915	($556,751)
Impairment loss	-0-	(1,723,834)
Gain (loss) on securities transactions, net	$981,915	($2,280,585)

Gain on securities transactions, net amounted to $981,915 for the quarter ended March 31, 2010 as compared to a loss of $2,280,585 for the quarter ended March 31, 2009.  During 2009, the Company recognized approximately $1,700,000 in impairment losses due to the writing down of the carrying value of certain securities which were considered other than temporarily impaired.  The market for REIT securities has dramatically improved and the

Company has unrealized gains of over $6,000,000 in its REIT securities portfolio as of March 31, 2010. The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Interest expense increased 11% from $1,095,261 for the quarter ended March 31, 2009 to $1,219,905 for the quarter ended March 31, 2010.    This was primarily due to an increase in mortgages payable and the change in fair value of the Company’s interest rate swaps.  The change in fair value of the Company’s interest rate swaps decreased interest expense by approximately $77,000 in 2009.  Cash paid for interest during the three months ended March 31, 2010 and 2009 amounted to $1,174,539 and $1,177,999, respectively.

Gain (loss) on sale of investment property and equipment amounted to a gain of $15,105 for the quarter ended March 31, 2010 as compared to a loss of ($11,503) for the quarter ended March 31, 2009.

Changes in Financial Condition

Net cash provided by operating activities amounted to $2,681,185 and $3,029,409 as of March 31, 2010 and 2009, respectively.

Securities available for sale increased 16% or $5,153,790 during the quarter ended March 31, 2010.  The increase was due primarily to an increase in the unrealized gain of $4,089,943 and purchases of $2,599,397, partially offset by the sales of securities with a cost of $1,535,550.

The Company raised $3,591,826 from the issuance of shares in the DRIP during the quarter ended March 31, 2010, which included dividend reinvestments of $289,375.   Dividends paid on the common stock for the quarter ended March 31, 2010 were $2,222,879 of which $289,375 was reinvested.    On April 8, 2010, the Company declared a dividend of $.18 per share to be paid June 15, 2010 to shareholders of record as of May 17, 2010.

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

The recent economic downturn and the lack of liquidity in the lending environment may impact management’s ability to grow by acquiring additional properties or REIT securities.  Current economic indicators show the US economy to be improving.  The affordability of our homes and the slow-down in site-built homes should enable the Company to perform well despite the challenging economy.  While the recent recession has proven difficult, the manufactured housing industry property type has performed better than other commercial property types.

As of March 31, 2010, the Company had cash and cash equivalents of $6,845,533 and securities available for sale of $36,978,067, subject to margin and bank loans of $5,160,931.  These marketable securities provide the Company with additional liquidity.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.

As of March 31, 2010, the Company has a $5,000,000 unsecured line of credit, of which $3,000,000 was utilized and a $10,000,000 revolving line of credit for the financing of home sales, of which $8,100,000 was utilized.  The Company also has a $7,500,000 revolving credit facility to finance inventory purchases, of which $2,027,272 was utilized.  The Company owns 28 properties, of which 14 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company has one mortgage with a balance of approximately $2,400,000 maturing in May 2010.  We are currently in the process of refinancing/extending this mortgage and are optimistic that we will be successful.

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

The Company’s FFO for the quarter ended March 31, 2010 and 2009 is calculated as follows:

	2010	2009

Net Income (Loss)	$1,884,998	($1,098,836)
(Gain) Loss on Sales of Depreciable Assets	(15,105)	11,503
Depreciation Expense	1,018,648	1,030,874

FFO	$2,888,541	($56,459)

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2010 and 2009:

	2010	2009

Operating Activities	$2,681,185	$3,029,409
Investing Activities	(848,474)	(692,906)
Financing Activities	493,037	(2,168,185)

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -

Risk Factors

     There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2 -	Unregistered Sale of Equity Securities and Use of Proceeds – none

Item 3 -	Defaults Upon Senior Securities – none

Item 4 -	Removed and Reserved

Item 5 -	Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – none

Item 6 -	Exhibits –

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

  May 6, 2010

By : /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   May 6, 2010

By : /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer