Form 10-Q
period 2010-06-30
UMH PROPERTIES, INC.
filed 2010-08-05
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2010

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of August 4, 2010 was 12,669,188 shares.

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

- ASSETS -	June 30, 2010 (Unaudited)	December 31, 2009

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,950,214	$ 13,300,614
Site and Land Improvements	102,622,802	90,286,589
Buildings and Improvements	4,077,923	4,046,622
Rental Homes and Accessories	19,372,627	17,684,586
Total Investment Property	140,023,566	125,318,411
Equipment and Vehicles	7,923,487	7,626,801
Total Investment Property and Equipment	147,947,053	132,945,212
Accumulated Depreciation	(58,849,532)	(56,936,558)
Net Investment Property and Equipment	89,097,521	76,008,654

OTHER ASSETS
Cash and Cash Equivalents	3,416,156	4,519,785
Securities Available for Sale	33,475,309	31,824,277
Inventory of Manufactured Homes	9,103,020	8,016,210
Notes and Other Receivables, net	22,050,324	21,565,242
Unamortized Financing Costs	865,333	805,961
Prepaid Expenses	606,970	648,295
Land Development Costs	4,672,089	4,583,116
Total Other Assets	74,189,201	71,962,886

TOTAL ASSETS	$163,286,722	$147,971,540

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 76,849,524	$ 70,318,950
OTHER LIABILITIES
Accounts Payable	438,101	310,165
Loans Payable	22,391,260	18,665,040
Accrued Liabilities and Deposits	2,355,810	2,174,416
Tenant Security Deposits	632,269	531,107
Total Other Liabilities	25,817,440	21,680,728
Total Liabilities	102,666,964	91,999,678

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 12,651,256 and 12,081,452 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,265,126	1,208,145
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	57,790,284	53,217,203
Accumulated Other Comprehensive Income	3,367,188	2,214,307
Accumulated Deficit	(1,802,840)	(667,793)
Total Shareholders’ Equity	60,619,758	55,971,862

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$163,286,722	$147,971,540

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

	THREE MONTHS		SIX MONTHS
	2010	2009	2010	2009

INCOME:
Rental and Related Income	$6,771,160	$6,624,530	$13,475,481	$13,181,029
Sales of Manufactured Homes	1,091,480	1,494,118	2,548,431	2,579,918

Total Income	7,862,640	8,118,648	16,023,912	15,760,947

EXPENSES:
Community Operating Expenses	3,649,910	3,232,626	7,084,611	6,443,312
Cost of Sales of Manufactured Homes	1,057,946	1,426,536	2,431,979	2,428,775
Selling Expenses	397,512	292,629	796,230	616,259
General and Administrative Expenses	743,564	817,175	1,610,292	1,598,813
Acquisition Costs	160,058	-0-	160,058	-0-
Depreciation Expense	1,070,226	1,021,354	2,088,874	2,052,228
Amortization of Financing Costs	57,369	54,970	108,489	103,840

Total Expenses	7,136,585	6,845,290	14,280,533	13,243,227

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,243,060	1,198,074	2,320,672	2,233,336
Gain (Loss) on Securities Transactions, net	702,169	(169,480)	1,684,084	(2,450,065)
Other Income	22,534	22,120	35,481	31,009
Interest Expense	(1,212,270)	(1,135,033)	(2,432,175)	(2,230,294)

Total Other Income (Expense)	755,493	(84,319)	1,608,062	(2,416,014)

Income before Gain (Loss) on Sales of Investment Property and Equipment	1,481,548	1,189,039	3,351,441	101,706
Gain (Loss) on Sales of Investment Property and Equipment	(8,910)	(10,477)	6,195	(21,980)

Net Income	$1,472,638	$1,178,562	$3,357,636	$79,726

Net Income per Share -
Basic	$0.12	$0.11	$0.27	$0.01
Diluted	$0.12	$0.11	$0.27	$0.01

Weighted Average Shares Outstanding -
Basic	12,587,587	11,219,844	12,424,284	11,138,054
Diluted	12,636,669	11,227,560	12,470,293	11,143,182

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,357,636	$79,726
Non-Cash Adjustments:
Depreciation	2,088,874	2,052,228
Amortization of Financing Costs	108,489	103,840
Stock Compensation Expense	15,220	14,278
Increase in Provision for Uncollectible Notes and Other Receivables	177,000	177,000
(Gain) Loss on Securities Transactions, net	(1,684,084)	2,450,065
(Gain) Loss on Sales of Investment Property and Equipment	(6,195)	21,980

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(1,086,810)	1,382,749
Notes and Other Receivables	(662,082)	530,618
Prepaid Expenses	41,325	52,856
Accounts Payable	127,936	(270,441)
Accrued Liabilities and Deposits	181,394	215,084
Tenant Security Deposits	101,162	33,520
Net Cash Provided by Operating Activities	2,759,865	6,843,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	(13,176,800)	-0-
Purchase of Investment Property and Equipment	(2,183,644)	(1,789,905)
Proceeds from Sales of Assets	188,898	229,029
Additions to Land Development	(88,973)	(479,843)
Purchase of Securities Available for Sale	(1,986,692)	(3,129,902)
Net Proceeds from Sales of Securities Available for Sale	3,172,625	703,807
Net Cash (Used in) Investing Activities	(14,074,586)	(4,466,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	7,478,250	4,000,000
Net Proceeds on Loans	3,726,220	-0-
Principal Payments of Mortgages and Loans	(947,676)	(2,329,087)
Financing Costs on Debt	(167,861)	(115,390)
Proceeds from Issuance of Common Stock, net of amount reinvested	3,988,560	1,542,439
Dividends Paid, net of amount reinvested	(3,866,401)	(3,447,694)
Net Cash Provided by (Used in) Financing Activities	10,211,092	(349,732)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,103,629)	2,026,957
CASH & CASH EQUIVALENTS-BEGINNING	4,519,785	2,783,250
CASH & CASH EQUIVALENTS-ENDING	$3,416,156	$4,810,207

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (the Company or we) owns and operates thirty manufactured home communities containing approximately 7,200 sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. This company was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Stock Based Compensation

The Company accounts for its stock option plan under the provisions of ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs amounted to $7,547 and $15,220 for the three and six months ended June 30, 2010, respectively, and $7,203 and $14,278 for the three and six months ended June 30, 2009, respectively.

On June 7, 2010, the shareholders approved and ratified an amendment and restatement of the Company’s 2003 Stock Option and Stock Award Plan (the Plan).  The amendment and restatement made two substantive changes:  (1) the inclusion of Directors as participants in the Plan, and (2) the ability to grant restricted stock to Directors, officers and key employees.  The amendment and restatement also made other conforming, technical and other nonsubstantive changes.  There was no change to the total number of shares subject to grant under the Plan.  The amendment and restatement also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.  As of June 30, 2010, no restricted stock had been awarded.

On August 2, 2010, the Company awarded 60,000 shares of restricted stock grants to five participants and stock options to purchase 80,000 shares to twelve participants.  See Note 12.

During the six months ended June 30, 2010, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Exercise Price	Expiration Date

1/8/10	1	10,900	$9.13	1/8/18
1/8/10	1	14,100	8.30	1/8/18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2010	2009

Dividend yield	9.85%	9.25%
Expected volatility	22.37%	21.14%
Risk-free interest rate	3.31%	2.62%
Expected lives	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended June 30, 2010 and 2009 was $0.32 and $0.27, respectively.

During the six months ended June 30, 2010, options to six employees to purchase a total of 38,000 shares expired.  As of June 30, 2010, there were options outstanding to purchase 645,000 shares and 881,188 shares were available for grant under the Company’s 2003 Stock Option Plan.  As of June 30, 2009, there were options outstanding to purchase 664,000 shares and 862,188 shares were available for grant under the Company’s 2003 Stock Option Plan.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have any impact on our financial position, results of operations or cash flows since UMH distributed only cash dividends.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the full adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

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

Options in the amount of 49,082 and 46,009 shares for the three and six months ended June 30, 2010, respectively are included in the diluted weighted average shares outstanding.

Options in the amount of 7,716 and 5,128 shares for the three and six months ended June 30, 2009, respectively are included in the diluted weighted average shares outstanding.  As of June 30, 2010 and 2009, options to purchase 432,000 and 600,000 shares, respectively, were antidilutive.

The following table sets forth the components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	2010	2009	2010	2009

Net income	$1,472,638	$1,178,562	$3,357,636	$79,726
Change in unrealized gain (loss) on securities available for sale	(2,937,062)	681,134	1,152,881	1,362,519
Comprehensive income (loss)	($1,464,424)	$1,859,696	$4,510,517	$1,442,245

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On June 4, 2010, the Company acquired two manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $13,200,000.  The purchase price also included related notes receivables, rental homes and equipment.  Proceeds from homes sold prior to acquisition of approximately $23,600 have been treated as a reduction in the purchase price.  Sunny Acres is a 207 space community located in Somerset, PA.  Suburban Estates is a 200 space community located in Greensburg, PA.  The Company obtained a $7,478,250 mortgage from Sun National Bank at a fixed rate of 6.5% which matures on June 1, 2020.  The interest rate will reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 3%.  The Company utilized its margin loan for the remaining purchase price.

Accounting Standards Codification (ASC) 805-10, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”.  Accordingly, acquisition costs incurred, which would have previously been capitalized, are expensed currently.  The Company has recognized $160,058 in professional fees and other acquisition costs in our results of operations for the three and six months ended June 30, 2010.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the Company’s gain (loss) on securities transactions, net for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	2010	2009	2010	2009

Gain (loss) on sale of securities, net	$702,169	$-0-	$1,684,084	($556,751)
Impairment losses	-0-	(169,480)	-0-	(1,893,314)
Gain (loss) on securities transactions, net	$702,169	($169,480)	$1,684,084	($2,450,065)

During the six months ended June 30, 2010, the Company purchased $1,986,692 of securities available for sale and sold $1,488,541, recognizing a gain of $1,684,084.

During the three and six months ended June 30, 2009, the Company recognized non-cash impairment losses of $169,480 and $1,893,314, respectively, due to the write-down of the carrying value of securities which were considered other than temporarily impaired.  The Company also recognized a loss of $-0- and $556,751, respectively on securities sold.

As of June 30, 2010, the Company had five securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at June 30, 2010:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Common Stock	$13,879,967	$1,523,304	$-0-	$-0-

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

4*	$13,677,367	$1,479,999	Less than or equal to 10%
1	202,600	43,305	Less than or equal to 20%
5	$13,879,967	$1,523,304

*  Includes common stock of Monmouth Real Estate Investment Corporation, a related entity, with a fair value of $11,631,267 and an unrealized loss of $1,331,946.

The Company has determined that these securities are temporarily impaired as of June 30, 2010.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  As of June 30, 2010, the Company had total net unrealized gains on its securities portfolio of $3,367,188.

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company had entered into various interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The increase in the fair value of these agreements for the three and six months ended June 30, 2009 amounted to $95,623 and $172,744, respectively, and has been recorded as a deduction from interest expense.  As of June 30, 2010 and December 31, 2009, there were no interest rate swap agreements outstanding.

NOTE 6 – LOANS AND MORTGAGES PAYABLE

During the six months ended June 30, 2010, the Company modified and extended its $5,000,000 unsecured line of credit with Bank of America.  The interest rate was modified from LIBOR plus 350 basis points to LIBOR plus 400 basis points.  As of June 30, 2010 and December 31, 2009, the amounts outstanding on this credit line was $-0- and $3,000,000.  This line of credit expires on June 30, 2011.

During the six months ended June 30, 2010, the Company modified and extended its mortgage on Sandy Valley Estates.  The interest rate was modified from LIBOR plus 450 basis points to LIBOR plus 400 basis points.  This mortgage matures on July 1, 2012.

On June 4, 2010, the Company entered into a $7,478,250 mortgage as described in Note 3 above.

As of June 30, 2010, total mortgages amounted to $76,849,524, of which $68,374,589 were at fixed rates and $8,474,935 were at variable rates.  Total loans amounted to $22,391,260, of which $2,500,000 were at fixed rates and $19,891,260 were at variable rates.

NOTE 7 – SHAREHOLDERS’EQUITY

On June 30, 2010, the Company paid $2,269,804, of which $336,907 was reinvested, as a dividend of $.18 per share to shareholders of record as of May 17, 2010.  Total dividends paid for the six months ended June 30, 2010 amounted to $4,492,683, of which $626,282 was reinvested.  On July 1, 2010, the Company declared a dividend of $.18 per share to be paid on September 15, 2010 to shareholders of record, August 16, 2010.

During the six months ended June 30, 2010, the Company received, including dividends reinvested, a total of $4,614,842 from the Dividend Reinvestment and Stock Purchase Plan.  There were 569,804 new shares issued under the Plan.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of this financial asset was determined using the following inputs at June 30, 2010:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$33,475,309	$28,475,309	$5,000,000	$ -0-

	$33,475,309	$28,475,309	$5,000,000	$ -0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of June 30, 2010, the fair and carrying value of fixed rate mortgages payable amounted to $67,882,417 and $68,374,589, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 9 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

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

NOTE 10 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2010 and 2009 for interest was $2,303,392 and $2,283,981, respectively.  Interest cost capitalized to Land Development was $142,442 and $131,000 for the six months ended June 30, 2010 and 2009, respectively.  The increase in fair value of the interest rate swap agreements amounted to $-0- and $172,744 for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010 and 2009, the Company had dividend reinvestments of $626,282 and $556,556, respectively, which required no cash transfers.

NOTE 12 – SUBSEQUENT EVENTS

On August 2, 2010, the Compensation Committee of the Board of Directors awarded 60,000 shares of restricted stock grants to five participants under the Company’s 2003 Stock Option and Stock Award Plan.  The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.  The grant date fair value of restricted stock grants awarded to participants in 2010 was approximately $691,000.  In accordance with ASC Topic 718, the Company recognizes compensation expense for restricted stock awards upon the explicit vesting period stated in the individual award agreements, which for fiscal 2010 had an average term of five years.  The Compensation Committee also awarded stock options to purchase 80,000 shares to twelve participants.

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

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  The Company owns thirty communities containing approximately 7,200 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company also invests in debt and equity securities of other REITs.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.  Total income decreased by approximately 3% from $8,118,648 for the quarter ended June 30, 2009 to $7,862,640 for the quarter ended June 30, 2010.  Total income increased by approximately 2% from $15,760,947 for the six months ended June 30, 2009 to $16,023,912 for the six months ended June 30, 2010.  These variances were primarily due to an increase in rental and related income but a decrease in sales of manufactured homes.  Sales of manufactured homes amounted to $1,091,480 and $2,548,431 for the quarter and six months ended June 30, 2010, as compared to the $1,494,118 and $2,579,918 for the quarter and six months ended June 30, 2009. Sales have continued to be disappointing due to weaknesses in the overall economy.  While housing markets are beginning to stabilize, our customers still face difficulties in selling their existing homes. This coupled with continued high unemployment rates, has negatively impacted our sales and our gross profit percentage.  The gross profit percentage decreased from 6% for the six months ended June 30, 2009 to 5% for the six months ended June 30, 2010.  Rental and related income increased $146,630 and $294,452 for the quarter and six months ended June 30, 2010, as compared to the quarter and six months ended June 30, 2009.  This was primarily due to rental increases to residents and the purchase of two new communities in June 2010, Sunny Acres, a 207-space community in Somerset, PA and Suburban Estates, a 200-space community in Greensburg, PA.  Occupancy decreased from approximately 80% as of June 30, 2009 to approximately 78% at December 31, 2009 and has remained steady to June 30, 2010.  Economic growth in the US economy has moderated and high unemployment rates have persisted.  However, activity in our communities has recently increased as conventional home ownership rates continue to fall.  We are seeing increased demand for rental units and have added approximately 50 rental units to selected communities.

The Company also holds a portfolio of securities of other REITs with a fair value of $33,475,309 at June 30, 2010.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.  At June 30, 2010, the Company’s portfolio consisted of 67% common stocks, 18% preferred stocks and 15% debentures.  The Company’s weighted-average yield on the securities portfolio was approximately 6.9% at June 30, 2010.

Gain (loss) on securities transactions, net amounted to a gain of $702,169 and $1,684,084 for the quarter and six months ended June 30, 2010, respectively, as compared to a loss of $169,480 and $1,893,314 for the quarter and six months ended June 30, 2009.  For the quarter and six months ended June 20, 2009, the Company recognized non-cash impairment charges of $169,480 and $1,893,314, respectively, relating to securities which were considered other than temporarily impaired.  The market for REIT securities has dramatically improved and the Company has unrealized gains of $3,367,188 in its REIT securities portfolio as of June 30, 2010.  It is our intent to hold these securities long-term.

Total expenses increased by approximately 4% and 8% for the quarter and six months, respectively, ended June 30, 2010 as compared to the quarter and six months ended June 30, 2009.  This was primarily due to increases in community operating expenses, selling expenses, and professional and other acquisition costs.

Net income increased from $1,178,562 and $79,726 for the quarter and six months ended June 30, 2009, respectively, to $1,472,638 and $3,357,636 for the quarter and six months ended June 30, 2010.

In spite of challenges in the broad economy, the Company continues to strengthen its balance sheet.  We have extended our line of credit.  We have extended our one mortgage loan which expired in 2010.  At June 30, 2010, the Company had approximately $3 million in cash, $33 million in securities encumbered by $11 million in margin and term loans, and $5 million available on its line of credit.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments.  However, there is no guarantee that any of these opportunities will materialize or that the Company will be able to take advantage of such opportunities.

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

Changes In Results Of Operations

Rental and related income increased 2% from $6,624,530 for the quarter ended June 30, 2009 to $6,771,160 for the quarter ended June 30, 2010.  Rental and related income increased 2% from $13,181,029 for the six months ended June 30, 2009 to $13,475,481 for the six months ended June 30, 2010.  This was primarily due to rental increases to residents, partially offset by a decrease in occupancy.  The Company has been raising rental rates by approximately 3% to 6% annually.  Occupancy decreased from approximately 80% at June 30, 2009 to approximately 78% at December 31, 2009 and has remained steady to June 30, 2010.  The Company has faced many challenges in filling vacant homesites due to the current economic environment.

Sales of manufactured homes amounted to $1,091,480 and $1,494,118 for the quarters ended June 30, 2010 and 2009, respectively, a decrease of 27%.  Sales of manufactured homes amounted to $2,548,431 and $2,579,918 for the six months ended June 30, 2010 and 2009, respectively, a decrease of 1%.  Cost of sales of manufactured homes amounted to $1,057,946 and $1,426,536 for the quarters ended June 30, 2010 and 2009, respectively. Cost of sales of manufactured homes amounted to $2,431,979 and $2,428,775 for the six months ended June 30, 2010 and 2009, respectively.  Selling expenses amounted to $397,512 and $292,629 for the quarters ended June 30, 2010 and 2009, respectively.  Selling expenses amounted to $796,230 and $616,259 for the six months ended June 30, 2010 and 2009, respectively.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $363,978, or 33% of total sales, for the quarter ended June 30, 2010 as compared to $225,047, or 15% of total sales, for the quarter ended June 30, 2009.  Loss from sales operations amounted to $679,778, or 27% of total sales, for the six months ended June 30, 2010 as compared to $465,116, or 18% of total sales, for the six months ended June 30, 2009.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses increased 13% from $3,232,626 for the quarter ended June 30, 2009 to $3,649,910 for the quarter ended June 30, 2010.  Community operating expenses increased 10% from $6,443,312 for the six months ended June 30, 2009 to $7,084,611 for the six months ended June 30, 2010.  This was primarily due to an increase in repairs and maintenance due to the severe winter and spring and an increase in personnel. General and administrative expenses decreased 9% from $817,175 for the quarter ended June 30, 2009 to $743,564 for the quarter ended June 30, 2010 primarily due to a decrease in reporting and publication costs.  General and administrative expenses remained relatively stable for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  Acquisition costs relating to the transaction and due diligence costs associated to the acquisition of Sunny Acres and Suburban Estates amounted to $160,058 for the quarter and six months ended June 30, 2010.  These costs would have previously been capitalized.  Depreciation expense and amortization expense remained relatively stable for the quarter and six months ended June 30, 2010 as compared to the quarter and six months ended June 30, 2009.

Interest and dividend remained relatively stable for the quarter and six months ended June 30, 2010 as compared to the quarter ended June 30, 2009.

Gain (loss) on securities transactions, net for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months		Six Months
	2010	2009	2010	2009

Gain (loss) on sale of securities, net	$702,169	$-0-	$1,684,084	($556,751)
Impairment losses	-0-	(169,480)	-0-	(1,893,314)
Gain (loss) on securities transactions, net	$702,169	($169,480)	$1,684,084	($2,450,065)

Gain on securities transactions, net amounted to $702,169 for the quarter ended June 30, 2010, as compared to a loss of $169,480 for the quarter ended June 30, 2009 and a gain of $1,684,084 for the six months ended June 30, 2010, as compared to a loss of $2,450,065 for the six months ended June 30, 2009.  During 2009, the Company recognized approximately $1,900,000 in impairment losses due to the writing down of the carrying value of certain securities which were considered other than temporarily impaired.  The market for REIT securities has dramatically improved and the Company has unrealized gains of approximately $3,400,000 in its REIT securities portfolio as of June 30, 2010.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Interest expense increased 7% from $1,135,033 for the quarter ended June 30, 2009 to $1,212,270 for the quarter ended June 30, 2010.  Interest expense increased 9% from $2,230,294 for the six months ended June 30, 2009 to $2,432,175 for the six months ended June 30, 2010.   This was primarily due to an increase in mortgages payable and the change in fair value of the Company’s interest rate swaps.  The change in fair value of the Company’s interest rate swaps decreased interest expense by $95,623 and $172,744 for the quarter and six months ended June 30, 2009.  Cash paid for interest during the three and six months ended June 30, 2010 amounted to $1,128,853 and $2,303,392, respectively.  Cash paid for interest during the three and six months ended June 30, 2009 amounted to $1,297,378 and $2,283,981, respectively.

Changes in Financial Condition

Net cash provided by operating activities decreased 148% from $6,843,503 for the six months ended June 30, 2009 to $2,759,865 for the six months ended June 30, 2010.  This was primarily due to an increase in inventory and notes and other receivables for the six months ended June 30, 2010 as compared to a decrease for the six months ended June 30, 2009.

Total investment property and equipment increased 11% or $15,001,841 during the six months ended June 30, 2010.  This increase was primarily due to the acquisition of the manufactured home communities in Somerset, PA and Greensburg, PA for a total purchase price of approximately $13,200,000, including notes receivables of approximately $600,000.

Securities available for sale increased 5% or $1,651,032 during the six months ended June 30, 2010.  This increase was due primarily to an increase in the unrealized gain of $1,152,881 and purchases of $1,986,692, partially offset by the sales of securities with a cost of $1,488,541.

Inventory of manufactured homes increased 14% or $1,086,810 during the six months ended June 30, 2010.  Because conventional home ownership rates continue to decline, the Company is optimistic about future sales and rental prospects.

Mortgages payable increased 9% or $6,530,574 during the six months ended June 30, 2010. This increase was due to a new $7,478,250 mortgage on the new communities partially offset by principal repayments of $947,676.

Loans payable increased 20% or $3,726,220 during the six months ended June 30, 2010.  This increase was primarily due to an increase in the margin loan for the purchase of the new communities.

The Company raised $4,614,842 from the issuance of shares in the DRIP during the six months ended June 30, 2010, which included dividend reinvestments of $626,282.   Dividends paid on the common stock for the six months ended June 30, 2010 were $4,492,683 of which $626,282 was reinvested.    On July 1, 2010, the Company declared a dividend of $0.18 per common share to be paid September 15, 2010 to common shareholders of record as of August 16, 2010.

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

The recent economic downturn and the lack of liquidity in the lending environment may impact management’s ability to grow by acquiring additional properties or REIT securities.  Current economic indicators show the US economy to be slowly improving.  The affordability of our homes and the slow-down in site-built homes should enable the Company to perform well despite the challenging economy.  While the recent recession has proven difficult, the manufactured housing industry property type has performed better than other commercial property types.

As of June 30, 2010, the Company had cash and cash equivalents of $3,416,156 and securities available for sale of $33,475,309 subject to margin and bank loans of $11,260,590.  These marketable securities provide the Company with additional liquidity.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term and anticipate realizing satisfactory returns.

As of June 30, 2010, the Company has a $5,000,000 unsecured line of credit, all of which was available.  The Company also has a $10,000,000 revolving line of credit for the financing of home sales, of which $8,100,000 was utilized.  The Company also has a $7,500,000 revolving credit facility to finance inventory purchases, of which $2,954,402 was utilized.  The Company owns 30 properties, of which 16 are unencumbered.  The Company’s securities portfolio, non-mortgaged properties, and lines of credit provide additional liquidity.  The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company had one mortgage with a balance of approximately $2,400,000, which matured in May 2010.  This mortgage has been extended to July 1, 2012.

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

The Company’s FFO for the three and six months ended June 30, 2010 and 2009 is calculated as follows:

	Three Months		Six Months
	2010	2009	2010	2009

Net Income	$1,472,638	$1,178,562	$3,357,636	$79,726
Loss (Gain) on Sales of Depreciable Assets	8,910	10,477	(6,195)	21,980
Depreciation Expense	1,070,226	1,021,354	2,088,874	2,052,228

FFO	$2,551,774	$2,210,393	$5,440,315	$2,153,934

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2010 and 2009:

	2010	2009

Operating Activities	$2,759,865	$6,843,503
Investing Activities	(14,074,586)	(4,466,814)
Financing Activities	10,211,092	(349,732)

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

•

our ability to qualify as a real estate investment trust for federal income tax purposes; and

•

those risks and uncertainties referenced under the heading "Risk Factors" contained in contained in the Company’s Form 10-K and other filings with the Securities and Exchange Commission..

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

  August 5, 2010

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   August 5, 2010

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer