Form 10-Q
period 2010-09-30
UMH PROPERTIES, INC.
filed 2010-11-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2010

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of November 5, 2010 was 13,300,542 shares.

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

- ASSETS -	September 30, 2010 (Unaudited)	December 31, 2009

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 13,950,214	$ 13,300,614
Site and Land Improvements	103,458,733	90,286,589
Buildings and Improvements	4,099,325	4,046,622
Rental Homes and Accessories	21,068,928	17,684,586
Total Investment Property	142,577,200	125,318,411
Equipment and Vehicles	8,064,736	7,626,801
Total Investment Property and Equipment	150,641,936	132,945,212
Accumulated Depreciation	(59,927,166)	(56,936,558)
Net Investment Property and Equipment	90,714,770	76,008,654

OTHER ASSETS
Cash and Cash Equivalents	2,053,475	4,519,785
Securities Available for Sale	36,575,368	31,824,277
Inventory of Manufactured Homes	11,456,900	8,016,210
Notes and Other Receivables, net	21,878,658	21,565,242
Unamortized Financing Costs	812,877	805,961
Prepaid Expenses	1,078,145	648,295
Land Development Costs	4,735,213	4,583,116
Total Other Assets	78,590,636	71,962,886

TOTAL ASSETS	$169,305,406	$147,971,540

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 76,337,178	$ 70,318,950
OTHER LIABILITIES
Accounts Payable	1,111,371	310,165
Loans Payable	23,671,960	18,665,040
Accrued Liabilities and Deposits	2,283,237	2,174,416
Tenant Security Deposits	655,430	531,107
Total Other Liabilities	27,721,998	21,680,728
Total Liabilities	104,059,176	91,999,678

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 13,098,192 and 12,081,452 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,309,819	1,208,145
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	61,603,213	53,217,203
Accumulated Other Comprehensive Income	5,240,399	2,214,307
Accumulated Deficit	(2,907,201)	(667,793)
Total Shareholders’ Equity	65,246,230	55,971,862

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$169,305,406	$147,971,540

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

	THREE MONTHS		NINE MONTHS
	2010	2009	2010	2009

INCOME:
Rental and Related Income	$7,087,977	$6,620,558	$20,563,458	$19,801,587
Sales of Manufactured Homes	1,382,362	1,843,341	3,930,793	4,423,259

Total Income	8,470,339	8,463,899	24,494,251	24,224,846

EXPENSES:
Community Operating Expenses	3,954,578	3,450,419	11,039,189	9,893,731
Cost of Sales of Manufactured Homes	1,280,009	1,729,002	3,711,988	4,157,777
Selling Expenses	413,906	293,762	1,210,136	910,021
General and Administrative Expenses	800,086	867,258	2,410,378	2,466,071
Acquisition Costs	-0-	-0-	160,058	-0-
Depreciation Expense	1,168,920	1,016,595	3,257,794	3,068,823
Amortization of Financing Costs	57,369	59,520	165,858	163,360

Total Expenses	7,674,868	7,416,556	21,955,401	20,659,783

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,165,860	1,075,735	3,486,532	3,309,071
Gain (Loss) on Securities Transactions, net	610,458	297,746	2,294,542	(2,152,319)
Other Income	9,261	19,400	44,742	50,409
Interest Expense	(1,377,702)	(1,100,227)	(3,809,877)	(3,330,521)

Total Other Income (Expense)	407,877	292,654	2,015,939	(2,123,360)

Income before Gain (Loss) on Sales of Investment Property and Equipment	1,203,348	1,339,997	4,554,789	1,441,703
Gain (Loss) on Sales of Investment Property and Equipment	(6,044)	33	151	(21,947)

Net Income	$1,197,304	$1,340,030	$4,554,940	$1,419,756

Net Income per Share -
Basic	$ 0.09	$ 0.12	$ 0.36	$ 0.13
Diluted	$ 0.09	$ 0.12	$ 0.36	$ 0.13

Weighted Average Shares Outstanding -
Basic	12,801,417	11,493,196	12,552,440	11,260,049
Diluted	12,866,798	11,517,599	12,607,180	11,265,177

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 4,554,940	$ 1,419,756
Non-Cash Adjustments:
Depreciation	3,257,794	3,068,823
Amortization of Financing Costs	165,858	163,360
Stock Compensation Expense	49,933	27,030
Increase in Provision for Uncollectible Notes and Other Receivables	275,500	265,500
(Gain) Loss on Securities Transactions, net	(2,294,542)	2,152,319
(Gain) Loss on Sales of Investment Property and Equipment	(151)	21,947

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(3,440,690)	1,734,025
Notes and Other Receivables	(588,916)	735,717
Prepaid Expenses	(429,850)	(309,377)
Accounts Payable	801,206	(234,990)
Accrued Liabilities and Deposits	108,821	72,242
Tenant Security Deposits	124,323	(4,372)
Net Cash Provided by Operating Activities	2,584,226	9,111,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	(13,176,800)	-0-
Purchase of Investment Property and Equipment	(5,052,167)	(2,911,184)
Proceeds from Sales of Assets	265,208	305,532
Additions to Land Development	(152,097)	(638,902)
Purchase of Securities Available for Sale	(5,746,689)	(6,190,049)
Net Proceeds from Sales of Securities Available for Sale	6,316,232	2,025,708
Net Cash (Used in) Investing Activities	(17,546,313)	(7,408,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	7,478,250	4,000,000
Net Proceeds on Loans	5,006,920	-0-
Principal Payments of Mortgages and Loans	(1,460,022)	(3,974,540)
Financing Costs on Debt	(172,774)	(145,390)
Proceeds from Issuance of Common Stock, net of amount reinvested	7,466,527	3,913,477
Dividends Paid, net of amount reinvested	(5,823,124)	(5,226,738)
Net Cash Provided by (Used in) Financing Activities	12,495,777	(1,433,191)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,466,310)	269,894
CASH & CASH EQUIVALENTS-BEGINNING	4,519,785	2,783,250
CASH & CASH EQUIVALENTS-ENDING	$ 2,053,475	$ 3,053,144

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (UNAUDITED)

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

In preparing the consolidated financial statements in accordance with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the periods then ended.  Actual results could differ significantly from these estimates and assumptions.

Stock Based Compensation

The Company accounts for its stock option plan under the provisions of ASC 718, Compensation-Stock Compensation.  ASC 718 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period).  This compensation cost is determined using option pricing models, intended to estimate the fair value of the awards at the grant date.  Compensation costs amounted to $34,713 and $49,933 for the three and nine months ended September 30, 2010, respectively, and $12,753 and $27,030 for the three and nine months ended September 30, 2009, respectively.

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

On August 2, 2010, the Company awarded 60,000 shares of restricted stock grants to five participants under the Plan.  The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.  The grant date fair value of restricted stock grants awarded to participants in 2010 was approximately $691,000.  In accordance with ASC Topic 718, the Company recognizes compensation expense for restricted stock awards upon the explicit vesting period stated in the individual award agreements, which for fiscal 2010 had an average term of five years.

During the nine months ended September 30, 2010, the following stock options were granted:

Date of Grant	Number of Employees	Number of Shares	Exercise Price	Expiration Date

1/8/10	1	10,900	$9.13	1/8/18
1/8/10	1	14,100	8.30	1/8/18
7/27/10	12	80,000	11.40	7/27/18
8/11/10	1	6,000	11.23	8/11/18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2010	2009

Dividend yield	8.85%	9.25%
Expected volatility	23.59%	21.14%
Risk-free interest rate	2.67%	2.62%
Expected lives	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the nine months ended September 30, 2010 and 2009 was $0.60 and $0.27, respectively.

During the nine months ended September 30, 2010, options to six employees to purchase a total of 38,000 shares expired.  As of September 30, 2010, there were options outstanding to purchase 731,000 shares and 735,188 shares were available for grant under the Plan.  As of September 30, 2009, there were options outstanding to purchase 664,000 shares and 862,188 shares were available for grant under the Plan.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of

Financing Receivables and the Allowance for Credit Losses, which amends ASC Topic 310, “Receivables,” which will require significant new disclosures about the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of financing receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new and amended disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 will impact disclosures and is not expected to have any impact on our results of operations or financial condition.

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

Options in the amount of 65,381 and 54,740 shares for the three and nine months ended September 30, 2010, respectively are included in the diluted weighted average shares outstanding.  Options in the amount of 24,403 and 5,128 shares for the three and nine months ended September 30, 2009, respectively are included in the diluted weighted average shares outstanding.  As of September 30, 2010 and 2009, options to purchase 518,000 and 600,000 shares, respectively, were antidilutive.

The following table sets forth the components of the Company’s comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine months
	2010	2009	2010	2009

Net income	$1,197,304	$1,340,030	$4,554,940	$1,419,756
Change in unrealized gain on securities available for sale	1,873,211	5,513,474	3,026,092	6,875,993
Comprehensive income	$3,070,515	$6,853,504	$7,581,032	$8,295,749

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On June 4, 2010, the Company acquired two manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $13,200,000.  The purchase price also included related notes receivables, rental homes and equipment.  Proceeds from homes sold prior to acquisition of approximately $23,200 have been treated as a reduction in the purchase price.  Sunny Acres is a 207 space community located in Somerset, PA.  Suburban Estates is a 200 space community located in Greensburg, PA.  The Company obtained a $7,478,250 mortgage from Sun National Bank at a fixed rate of 6.5% which matures on June 1, 2020.  The interest rate will reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 3%.  The Company utilized its margin loan for the remaining purchase price.

Accounting Standards Codification (ASC) 805-10, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”.  Accordingly, acquisition costs incurred, which would have previously been capitalized, are expensed currently.  The Company has recognized $160,058 in professional fees and other acquisition costs in our results of operations for the nine months ended September 30, 2010.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the Company’s gain (loss) on securities transactions, net for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine months
	2010	2009	2010	2009

Gain (loss) on sale of securities, net	$610,458	$297,746	$2,294,542	($259,005)
Impairment losses	-0-	-0-	-0-	(1,893,314)
Gain (loss) on securities transactions, net	$610,458	$297,746	$2,294,542	($2,152,319)

During the nine months ended September 30, 2010, the Company purchased $5,746,689 of securities available for sale and sold $4,021,690, recognizing a gain of $2,294,542.

During the nine months ended September 30, 2009, the Company recognized non-cash impairment losses of $1,893,314, due to the write-down of the carrying value of securities which were considered other than temporarily impaired.  The Company also recognized a loss of $259,005 on securities sold.

As of September 30, 2010, the Company had two securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at September 30, 2010:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Common Stock*	$13,074,542	$647,920	$-0-	$-0-

*  Includes common stock of Monmouth Real Estate Investment Corporation, a related entity, with a fair value of $12,577,742 and an unrealized loss of $626,881.

The above represents 2 individual securities, each with an unrealized loss of under 5%. The Company has determined that these securities are temporarily impaired as of September 30, 2010.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  As of September 30, 2010, the Company had total net unrealized gains on its securities portfolio of $5,240,399.

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company had entered into various interest rate swap agreements to effectively convert a portion of its variable rate debt to fixed rate debt.  Changes in the fair value of these agreements have been recorded as an increase or deduction from interest expense with corresponding amounts in other assets or other liabilities.  The increase in the fair value of these agreements for the three and nine months ended September 30, 2009 amounted to $114,523 and $287,267, respectively, and has been recorded as a deduction from interest expense.  As of September 30, 2010 and December 31, 2009, there were no interest rate swap agreements outstanding.

NOTE 6 – LOANS AND MORTGAGES PAYABLE

During the nine months ended September 30, 2010, the Company modified and extended its $5,000,000 unsecured line of credit with Bank of America.  The interest rate was modified from LIBOR plus 350 basis points to LIBOR plus 400 basis points.  As of September 30, 2010 and December 31, 2009, the amounts outstanding on this credit line was $-0- and $3,000,000.  This line of credit expires on September 30, 2011.

During the nine months ended September 30, 2010, the Company modified and extended its mortgage on Sandy Valley Estates.  The interest rate was modified from LIBOR plus 450 basis points to LIBOR plus 400 basis points.  This mortgage matures on July 1, 2012.

On June 4, 2010, the Company entered into a $7,478,250 mortgage from Sun National Bank for the acquisition of Suburban Estates and Sunny Acres.  This mortgage is at a fixed rate of 6.5% and matures on June 1, 2020.  The interest rate will reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 3%.

As of September 30, 2010, total mortgages amounted to $76,337,178, of which $67,999,228 were at fixed rates and $8,337,951 were at variable rates.  Total loans amounted to $23,671,960, of which $2,500,000 were at fixed rates and $21,171,960 were at variable rates.

NOTE 7 – SHAREHOLDERS’EQUITY

On September 15, 2010, the Company paid $2,301,665, of which $344,942 was reinvested, as a dividend of $.18 per share to shareholders of record as of August 16, 2010.  Total dividends paid for the nine months ended September 30, 2010 amounted to $6,794,348, of which $971,224 was reinvested.  On October 1, 2010, the Company declared a dividend of $.18 per share to be paid on December 15, 2010 to shareholders of record, November 15, 2010.

During the nine months ended September 30, 2010, the Company received, including dividends reinvested, a total of $8,437,751 from the Dividend Reinvestment and Stock Purchase Plan (DRIP).  There were 956,740 new shares issued under the Plan.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of this financial asset was determined using the following inputs at September 30, 2010:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$36,575,368	$31,575,368	$5,000,000	$ -0-

	$36,575,368	$31,575,368	$5,000,000	$ -0-

The Company’s investment in convertible subordinated debentures were valued at par based on significant other observable inputs (Level 2) as follows:

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

The carrying amounts of cash and cash equivalents and notes receivables approximates their fair values since all such items are short-term in nature.  The carrying amounts of variable rate mortgages payable and loans payable approximate their fair values since such amounts payable are at approximately a weighted-average current market rate of interest.   As of September 30, 2010, the fair and carrying value of fixed rate mortgages payable amounted to $67,507,979 and $67,999,228, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

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

NOTE 10 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated financial condition or results of operations.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2010 and 2009 for interest was $3,634,089 and $3,895,912, respectively. Interest cost capitalized to Land Development was $235,280 and $199,408 for the nine months ended September 30, 2010 and 2009, respectively.

 The increase in fair value of the interest rate swap agreements amounted to $-0- and $287,267 for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010 and 2009, the Company had dividend reinvestments of $971,224 and $852,665, respectively, which required no cash transfers.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

On October 29, 2010, the Company entered into a definitive Real Estate Purchase Agreement to acquire 5 manufactured home communities located in Pennsylvania. These 5 all-age family communities total 824 sites situated on 215 acres. The average occupancy for these communities is 86%.  The aggregate consideration to be paid by the Company in this transaction is approximately $25 million. The closing is expected to be completed by the end of the fourth quarter 2010. This acquisition is subject to customary due diligence and therefore there can be no assurance that this acquisition will take place by the end of the fourth quarter 2010 or at all.

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

The Company is a real estate investment trust (REIT).  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  During the nine months ended September 30, 2010, we have purchased two manufactured home communities located in Pennsylvania for a total purchase price of $13,200,000.  This acquisition added 407 sites to our portfolio.  The Company now owns thirty communities containing approximately 7,200 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company also invests in debt and equity securities of other REITs.

On October 29, 2010, the Company entered into a definitive Real Estate Purchase Agreement to acquire 5 manufactured home communities located in Pennsylvania. These 5 all-age family communities total 824 sites situated on 215 acres. The average occupancy for these communities is 86%.  The aggregate consideration to be paid by the Company in this transaction is approximately $25 million.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.  Total income remained relatively stable.  However, sales of manufactured homes have continued to be disappointing due to weaknesses in the overall economy.  While housing markets are beginning to stabilize, our customers still face difficulties in selling their existing homes. This coupled with continued high unemployment rates, has negatively impacted our sales and our gross profit percentage.

Economic growth in the US economy has moderated and high unemployment rates have persisted.  However, activity in our communities has recently increased as conventional home ownership rates continue to fall.  We are seeing increased demand for rental units and have added approximately 120 rental units to selected communities.

The Company also holds a portfolio of securities of other REITs with a fair value of $36,575,368 at September 30, 2010.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.  At September 30, 2010, the Company’s portfolio consisted of 69%

common stocks, 17% preferred stocks and 14% debentures.  The Company’s weighted-average yield on the securities portfolio was approximately 7% at September 30, 2010.

Gain (loss) on securities transactions, net amounted to a gain of $610,458 and $2,294,542 for the quarter and nine months ended September 30, 2010, respectively, as compared to $297,746 and ($2,152,319) for the quarter and nine months ended September 30, 2009.  For the nine months ended September 30, 2009, the Company recognized non-cash impairment charges of $1,893,314 relating to securities which were considered other than temporarily impaired.  The market for REIT securities has dramatically improved and the Company has unrealized gains of $5,240,399 in its REIT securities portfolio as of September 30, 2010.  It is our intent to hold these securities long-term.

Total expenses increased by approximately 4% and 6% for the quarter and nine months, respectively, ended September 30, 2010 as compared to the quarter and nine months ended September 30, 2009.  This was primarily due to increases in community operating expenses, selling expenses, depreciation and professional and other acquisition costs.

Net income decreased from $1,340,030 for the quarter ended September 30, 2009 to $1,197,304 for the quarter ended September 30, 2010.  Net income increased from $1,419,756 for the nine months ended September 30, 2009 to $4,554,940 for the nine months ended September 30, 2010.

In spite of challenges in the broad economy, the Company continues to strengthen its balance sheet.  We have extended our line of credit through September 30, 2011.  We have extended our one mortgage loan which expired in 2010 through July 1, 2012.  At September 30, 2010, the Company had approximately $2 million in cash, $37 million in securities encumbered by $12 million in margin and term loans, and $5 million available on its line of credit.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments.  However, there is no guarantee that any of these opportunities will materialize or that the Company will be able to take advantage of such opportunities.

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

Changes In Results Of Operations

Rental and related income increased 7% from $6,620,558 for the quarter ended September 30, 2009 to $7,087,977 for the quarter ended September 30, 2010.  Rental and related income increased 4% from $19,801,587 for the nine months ended September 30, 2009 to $20,563,458 for the nine months ended September 30, 2010.  This was primarily due to rental increases to residents and the acquisition of two communities, Sunny Acres, a 207-space community in Somerset, PA and Suburban Estates, a 200-space community in Greensburg, PA. This was partially offset by a decrease in occupancy of 70 sites in one of our communities in Memphis, TN due to a severe flood that swept the region.  The Company has been raising rental rates by approximately 3% to 6% annually.  Occupancy decreased from approximately 79% at September 30, 2009 to approximately 78% at December 31, 2009 and has remained steady to September 30, 2010.  The Company has faced many challenges in filling vacant homesites due to the current economic environment.

Sales of manufactured homes amounted to $1,382,362 and $1,843,341 for the quarters ended September 30, 2010 and 2009, respectively, a decrease of 25%.  Sales of manufactured homes amounted to $3,930,793 and $4,423,259 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of 11%.  Cost of sales of manufactured homes amounted to $1,280,009 and $1,729,002 for the quarters ended September 30, 2010 and 2009, respectively. Cost of sales of manufactured homes amounted to $3,711,988 and $4,157,777 for the nine months ended September 30, 2010 and 2009, respectively.  Selling expenses amounted to $413,906 and $293,762 for the quarters ended September 30, 2010 and 2009, respectively.  Selling expenses amounted to $1,210,136 and $910,021 for the nine months ended September 30, 2010 and 2009, respectively.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $311,553, or 23% of total sales, for the quarter ended September 30, 2010 as compared to $179,423, or 10% of total sales, for the quarter ended September 30, 2009.  Loss from sales operations amounted to $991,331, or 25% of total sales, for the nine months ended September 30, 2010 as compared to $644,539, or 15% of total sales, for the nine months ended September 30, 2009.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses increased 15% from $3,450,419 for the quarter ended September 30, 2009 to $3,954,578 for the quarter ended September 30, 2010.  Community operating expenses increased 12% from $9,893,731 for the nine months ended September 30, 2009 to $11,039,189 for the nine months ended September 30, 2010.  This was primarily due to an increase in repairs and maintenance due to the severe winter and spring, the acquisition of two communities and an increase in personnel. Additionally, we incurred approximately $130,000 of flood-related costs (cleanup costs, legal fees, public relations, etc.) for the nine months ended September 30, 2010.  General and administrative expenses decreased 8% from $867,258 for the quarter ended September 30, 2009 to $800,086 for the quarter ended September 30, 2010, primarily due to a decrease in public relations and reporting and publication costs.  General and administrative expenses remained relatively stable for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  Acquisition costs relating to the transaction and due diligence costs associated with the acquisition of Sunny Acres and Suburban Estates amounted to $160,058 for the nine months ended September 30, 2010.  These costs would have previously been capitalized.  Depreciation expense increased 15% from $1,016,595 for the quarter ended September 30, 2009 to $1,168,920 for the quarter ended September 30, 2010.  Depreciation expense increased 6% from $3,068,823 for the nine months ended September 30, 2009 to $3,257,794 for the nine months ended September 30, 2010.  This was primarily due to the acquisition of two communities in June 2010.  Amortization expense remained relatively stable for the quarter and nine months ended September 30, 2010 as compared to the quarter and nine months ended September 30, 2009.

Interest and dividend income increased 8% from $1,075,735 for the quarter ended September 30, 2009 to $1,165,860 for the quarter ended September 30, 2010.  Interest and dividend income increased 5% from $3,309,071 for the nine months ended September 30, 2009 to $3,486,532 for the nine months ended September 30, 2010.  This was primarily due to an increase in the average balance of the securities portfolio.

Gain (loss) on securities transactions, net for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months		Nine months
	2010	2009	2010	2009

Gain (loss) on sale of securities, net	$610,458	$297,746	$2,294,542	($259,005)
Impairment losses	-0-	-0-	-0-	(1,893,314)
Gain (loss) on securities transactions, net	$610,458	$297,746	$2,294,542	($2,152,319)

Gain on securities transactions, net amounted to $610,458 for the quarter ended September 30, 2010, as compared to $297,746 for the quarter ended September 30, 2009 and a gain of $2,294,542 for the nine months ended September 30, 2010, as compared to a loss of $2,152,319 for the nine months ended September 30, 2009.  During 2009, the Company recognized approximately $1,900,000 in impairment losses due to the writing down of the carrying value of certain securities which were considered other than temporarily impaired.  The market for REIT securities has dramatically improved and the Company has unrealized gains of approximately $5,200,000 in its REIT securities portfolio as of September 30, 2010.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Interest expense increased 25% from $1,100,227 for the quarter ended September 30, 2009 to $1,377,702 for the quarter ended September 30, 2010.  Interest expense increased 14% from $3,330,521 for the nine months ended September 30, 2009 to $3,809,877 for the nine months ended September 30, 2010.   This was primarily due to an increase in mortgages payable due to the new mortgage for the acquisitions of the two communities, and the change in fair value of the Company’s interest rate swaps.  The change in fair value of the Company’s interest rate swaps decreased interest expense by $114,523 and $287,267 for the quarter and nine months ended September 30, 2009.

Changes in Financial Condition

Net cash provided by operating activities decreased 72% from $9,111,980 for the nine months ended September 30, 2009 to $2,584,226 for the nine months ended September 30, 2010.  This was primarily due to an increase in inventory of $3,440,690 for the nine months ended September 30, 2010 as compared to a decrease of $1,734,025 for the nine months ended September 30, 2009.  Additionally there was an increase in notes and other receivables of $588,916 for the nine months ended September 30, 2010 as compared to a decrease of $735,717 for the nine months ended September 30, 2009.

Total investment property and equipment increased 13% or $17,696,724 during the nine months ended September 30, 2010.  This increase was primarily due to the acquisition of the manufactured home communities in Somerset, PA and Greensburg, PA for a total purchase price of approximately $13,200,000, including notes receivables of approximately $600,000.  Additionally, rental homes increased by $3,384,342.  The Company added approximately 120 rental units to selected communities.

Securities available for sale increased 15% or $4,751,091 during the nine months ended September 30, 2010.  This increase was due primarily to an increase in the unrealized gain of $3,026,092 and purchases of $5,746,689, partially offset by the sales of securities with a cost of $4,021,690.

Inventory of manufactured homes increased 43% or $3,440,690 during the nine months ended September 30, 2010.  Because conventional home ownership rates continue to decline, the Company is optimistic about future sales and rental prospects.

Mortgages payable increased 9% or $6,018,228 during the nine months ended September 30, 2010. This increase was due to a new $7,478,250 mortgage on the new communities partially offset by principal repayments of $1,460,022.

Loans payable increased 27% or $5,006,920 during the nine months ended September 30, 2010.  This increase was primarily due to an increase in the margin loan for the purchase of the new communities.

The Company raised $8,437,751 from the issuance of shares in the DRIP during the nine months ended September 30, 2010, which included dividend reinvestments of $971,224.  Dividends paid on the common stock for the nine months ended September 30, 2010 were $6,794,348 of which $971,224 was reinvested.  On October 1, 2010, the Company declared a dividend of $.18 per share to be paid on December 15, 2010 to shareholders of record, November 15, 2010.

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

As of September 30, 2010, the Company had cash and cash equivalents of $2,053,475 and securities available for sale of $36,575,368 subject to margin and bank loans of $11,817,709. These marketable securities provide the Company with additional liquidity.  The dividends received from our securities investments continue to meet our expectations.   As of September 30, 2010, the Company had total net unrealized gains on its securities portfolio of $5,240,399.

As of September 30, 2010, the Company has a $5,000,000 unsecured line of credit, all of which is available.  The Company also has a $10,000,000 revolving line of credit for the financing of home sales, of which $8,100,000 is utilized.  Additionally, the Company has a $7,500,000 revolving credit facility to finance inventory purchases, of which $3,754,250 is utilized.  The Company owns 30 properties, of which 16 are unencumbered.  The Company’s securities portfolio, non-mortgaged properties, and lines of credit provide additional liquidity.  The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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

The Company’s FFO for the three and nine months ended September 30, 2010 and 2009 is calculated as follows:

	Three Months		Nine months
	2010	2009	2010	2009

Net Income	$1,197,304	$1,340,030	$4,554,940	$1,419,756
Loss (Gain) on Sales of Depreciable Assets	6,044	(33)	(151)	21,947
Depreciation Expense	1,168,920	1,016,595	3,257,794	3,068,823

FFO	$2,372,268	$2,356,592	$7,812,583	$4,510,526

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2010 and 2009:

	2010	2009

Operating Activities	$2,584,226	$9,111,980
Investing Activities	(17,546,313)	(7,408,895)
Financing Activities	12,495,777	(1,433,191)

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have evaluated the design and operations of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission.  This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this report on Form 10-Q.  The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

We believe that because of its inherent limitations, internal control over financial reporting may not always prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

  November 5, 2010

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   November 5, 2010

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer