Form 10-K
period 2010-12-31
UMH PROPERTIES, INC.
filed 2011-03-11
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

   X

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes    X    No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2010 was $127,398,148.  Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2010 was $106,205,098.

The number of shares outstanding of issuer's common stock as of March 4, 2011 was 14,019,794 shares.

Documents Incorporated by Reference:

-

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2011 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2010.

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

TABLE OF CONTENTS

PART I

3

Item 1 – Business

3

Item 1A – Risk Factors

6

Item 1B – Unresolved Staff Comments

15

Item 2 – Properties

16

Item 3 – Legal Proceedings

19

Item 4 – Submission of Matters To a Vote of Security Holders

19

PART II

20

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

20

Item 6 – Selected Financial Data

22

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

23

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

34

Item 8 – Financial Statements and Supplementary Data

35

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

36

Item 9A – Controls and Procedures

36

Item 9B – Other Information

37

PART III

38

Item 10 – Directors, Executive Officers and Corporate Governance

38

Item 11 – Executive Compensation

39

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

51

Item 13 – Certain Relationships and Related Transactions, and Director Independence

53

Item 14 – Principal Accounting Fees and Services

54

PART IV

55

Item 15 – Exhibits, Financial Statement Schedules

55

SIGNATURES

93

PART I

Item 1 – Business

General Development of Business

In this Form 10-K, “we”, “us”, “our”, or “the Company”, refers to UMH Properties, Inc., together with its predecessors and subsidiaries, unless the context requires otherwise.

UMH Properties, Inc. owns and operates thirty-five manufactured home communities containing approximately 8,000 sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. Inherent in the operation of manufactured home communities is site vacancies.  S&F was established to fill these vacancies and potentially enhance the value of the communities.

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

United Mobile Homes, Inc. changed its name to UMH Properties, Inc.  The name change was unanimously approved by the Company’s Board of Directors and effected by the filing of Articles of Amendment to the Company’s charter with the State Department of Assessments and Taxation of Maryland to be effective on April 1, 2006. In accordance with Section 2-605 of the Maryland General Corporation Law and the Company’s organizational documents, no stockholder vote was required or obtained. No other changes were made to the Company’s charter.

Background

Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company’s stock, spun off to its shareholders in a registered distribution three shares of UMH Properties, Inc. for each share of Monmouth Capital Corporation.  The Company in 1984 and 1985 issued additional shares through rights offerings.  The Company has been in operation for forty-three years, the last twenty-five of which have been as a publicly-owned corporation.

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

Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties.  The community manager interviews prospective residents, ensures compliance with community regulations, maintains public areas and community facilities and is responsible for the overall appearance of the community.  The manufactured home community, once fully occupied, historically tends to achieve a stable rate of occupancy.  The cost and effort in moving a home once it is located in a community encourages the owner of the manufactured home to resell the manufactured home rather than to remove it from the community.  This ability to produce relatively predictable income streams, together with the location of the community, its condition and its appearance, are factors in the long-term appreciation of the community.

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

The Company had operated as part of a group of three public companies (all REITs) which included Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC) (the affiliated companies).  On July 31, 2007, MREIC and MCC completed a strategic combination whereby a wholly-owned subsidiary of MREIC merged with and into MCC, and MCC survived as a wholly-owned subsidiary of MREIC.  The Company continues to operate in conjunction with MREIC.  MREIC invests in long-term net-leased industrial properties leased primarily to investment grade tenants.  Prior to the merger of MREIC and MCC, some general and administrative expenses were allocated among the three affiliated companies based on use or services provided.  Allocations of salaries and benefits were made among the affiliated companies based on the amount of the employees’ time dedicated to each affiliated company.  Subsequent to the merger, shared expenses are allocated between the Company and MREIC.  The Company currently has approximately 130 employees.

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

The Company has no restrictions on how it finances new manufactured home communities.  It may finance communities with purchase money mortgages or other financing, including first liens, wraparound mortgages or subordinated indebtedness.  In connection with its ongoing activities, the Company may issue notes, mortgages or other senior securities.  The Company intends to use both secured and unsecured lines of credit.

The Company may issue securities for property, however, this has not occurred to date, and it may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company.

The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.  The securities portfolio provides the Company with additional income and, to the extent not pledged to secure borrowings, provides the Company with liquidity.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and market price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At December 31, 2010 and 2009, the Company had $28,757,477 and $31,824,277, respectively, of securities available for sale.  Included in these securities are Preferred Stock and Debt securities of $6,042,931 and $-0-, respectively at December 31, 2010 and $8,438,200 and $5,567,911, respectively, at December 31, 2009.  The unrealized net gain on securities available for sale at December 31, 2010 and 2009 amounted to $6,450,381 and $2,214,307, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.  The Company anticipates that renovation expenditures with respect to its present properties during 2011 will be approximately $1,000,000.  It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

On March 1, 2011, the Company had approximately 130 employees, including Officers.  During the year, the Company hires approximately 30 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

Item 1A – Risk Factors

Risks Related to Current Global Financial Conditions

Current economic conditions, including recent volatility in the capital and credit markets, could harm our business, results of operations and financial condition.  The United States is continuing to experience the effects of an economic recession, during which the capital and credit markets experienced extreme volatility and disruption. The current economic environment has been affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and living costs as well as limited access to credit. This economic situation has impacted and is expected to continue to impact consumer spending levels.  The continued slowness of the recovery could impact the availability and cost of financing for our home-buyers.  Additionally, the selling prices of homes that we market may be pressured due to competition from excess inventories of new and pre-owned homes and from foreclosures.  This may negatively affect our operations and result in lower sales, occupancy, income and cash flows.  The Company requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs.  We expect to generate the cash to be used for these purposes primarily with operating cash flow, borrowings under secured term loans, and, when market conditions permit, through the issuance of equity securities from time to time.

We may not be able to obtain adequate cash to fund our business.  Our business requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs, if any. We expect to generate the cash to be used for these purposes primarily with operating cash flow, borrowings under secured and unsecured loans, proceeds from sales of strategically identified assets and, when market conditions permit, through the issuance of debt and equity securities from time to time. We may not be able to generate sufficient cash to fund our business, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to our expectations.

Moreover, difficult conditions in the financial markets and the economy generally, have caused many lenders to suffer substantial losses, thereby causing many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. As a result, the real estate debt markets are continuing to experience  a period of uncertainty, which may reduce our access to funding alternatives, or our ability to refinance debt on favorable terms, or at all. In addition, market conditions, such as the current global economic environment, may also hinder our ability to sell strategically identified assets and access the debt and equity capital markets. If these conditions persist, we may need to find alternative ways to access cash to fund our business, including distributions to shareholders.  Such alternatives may include, without limitation, curtailing development or redevelopment activity or disposing of one or more of our properties possibly on disadvantageous terms, all of which could adversely affect our profitability. If we are unable to generate, borrow or raise adequate cash to fund our business through traditional or alternative means, our business, operations, financial condition and distribution to shareholders will be adversely affected.

Real Estate Industry Risks

General economic conditions and the concentration of our properties in New Jersey, New York, Ohio, Pennsylvania and Tennessee may affect our ability to generate sufficient revenue.  The market and economic conditions in our current markets may significantly affect manufactured home occupancy or rental rates.  Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected.  As a result of the geographic concentration of our properties in New Jersey, New York, Ohio, Pennsylvania and Tennessee, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

Other factors that may affect general economic conditions or local real estate conditions include:

•

the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

•

local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area;

•

the number of repossessed homes in a particular market;

•

the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

•

the perceptions by prospective tenants of the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;

•

zoning or other regulatory restrictions;

•

competition from other available manufactured housing communities and alternative forms of housing (such as apartment buildings and single-family homes);

•

our ability to provide adequate management, maintenance and insurance;

•

increased operating costs, including insurance premiums, real estate taxes and utilities; and

•

the enactment of rent control laws or laws taxing the owners of manufactured homes.

Our income would also be adversely affected if tenants were unable to pay rent or if sites were unable to be rented on favorable terms.  If we were unable to promptly relet or renew the leases for a significant number of the sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our business and results of operations could be adversely affected.  In addition, certain expenditures associated with each property (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the property. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

We may be unable to compete with our larger competitors and other alternatives available to tenants or potential tenants of our properties, which may in turn adversely affect our profitability.  The real estate business is highly competitive.  We compete for manufactured home community investments with numerous other real estate entities, such as individuals, corporations, REITs and other enterprises engaged in real estate activities.  In many cases, the competing concerns may be larger and better financed than we are, making it difficult for us to secure new manufactured home community investments.  Competition among private and institutional purchasers of manufactured home community investments has resulted in increases in the purchase price paid for manufactured home communities and consequent higher fixed costs.  To the extent we are unable to effectively compete in the marketplace, our business may be adversely affected.

Our ability to sell manufactured homes may be affected by various factors, which may in turn adversely affect our profitability.  S&F operates in the manufactured home market offering home sales to tenants and prospective tenants of our communities.  The market for the sale of manufactured homes may be adversely affected by the following factors:

•

downturns in economic conditions which adversely impact the housing market;

•

an oversupply of, or a reduced demand for, manufactured homes;

•

the difficulty facing potential purchasers in obtaining affordable financing as a result of heightened lending criteria; and

•

an increase or decrease in the rate of manufactured home repossessions which provide aggressively priced competition to new manufactured home sales.

Any of the above listed factors could adversely impact our rate of manufactured home sales, which would result in a decrease in profitability.

Costs associated with taxes and regulatory compliance may reduce our revenue.  We are subject to significant regulation that inhibits our activities and may increase our costs.  Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities.  These regulations may prevent us from taking advantage of economic opportunities.  Legislation such as the Americans with Disabilities Act may require us to modify our properties at a substantial cost and noncompliance could result in the imposition of fines or an award of damages to private litigants.  Future legislation may impose additional requirements.  We cannot predict what requirements may be enacted or amended or what costs we will incur to comply with such requirements.  Costs resulting from changes in real estate laws, income taxes, service or other taxes may adversely affect our funds from operations and our ability to pay or refinance our debt.  Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect our business and results of operations.

Licensing laws and compliance could affect our profitability.  We are subject to the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), which requires that we obtain appropriate licenses pursuant to the Nationwide Mortgage Licensing System & Registry in each state where we conduct business.  There are extensive federal and state requirements mandated by the SAFE Act and there can be no assurance that we will obtain or renew our SAFE Act licenses, which could result in fees and penalties and have an adverse impact on our ability to continue with our home financing activities.

Rent control legislation may harm our ability to increase rents.  State and local rent control laws in certain jurisdictions may limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements.  Currently, rent control affects only two of our manufactured home communities, both of which are in New Jersey, and has resulted in a slower growth of earnings from these properties.  However, we may purchase additional properties in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.

Our investments are concentrated in the manufactured housing/residential sector and our business would be adversely affected by an economic downturn in that sector.  Our investments in real estate assets are primarily concentrated in the manufactured housing/residential sector.  This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

Environmental liabilities could affect our profitability.  Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under or in such property.  Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances.  The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property, to borrow using such property as collateral or to develop such property.  Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person.  In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air.  These laws may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.  In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities.

We own and operate 17 manufactured home communities which either have their own wastewater treatment facility, water distribution system, or both.  At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies.  Currently, we are not subject to radon or asbestos monitoring requirements.  In addition, all of our properties have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants, which have not revealed any significant environmental liability that would have a material adverse effect on our business.  However, these audits cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more properties.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties which could adversely affect our business.  We compete with other owners and operators of manufactured housing community properties, some of which own properties similar to ours in the same submarkets in which our properties are located.  The number of competitive manufactured housing community properties in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our properties or at any newly acquired properties.  In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of manufactured housing communities.  If our competitors offer housing at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, and ability to satisfy our debt service obligations could be materially adversely affected.

Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow.  We generally maintain insurance policies related to our business, including casualty, general liability and other policies covering business operations, employees and assets.  However, we may be required to bear all losses that are not adequately covered by insurance.  In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war.  If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated profits and cash flow from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties.  Although we believe that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of its insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable cost.

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.  We acquire and intend to continue to acquire manufactured housing communities on a select basis.  Our acquisition activities and their success are subject to the following risks:

•

we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including both publicly traded REITs and institutional investment funds;

•

even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;

•

even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

•

we may be unable to finance acquisitions on favorable terms;

•

acquired properties may fail to perform as expected;

•

acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

If any of the above occurred, our business and results of operations could be adversely affected.

In addition, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.  As a result, if a liability were to be asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Financing Risks

We face risks generally associated with our debt.  We finance a portion of our investments in properties and marketable securities through debt.  We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest.  In addition, debt creates risks, including:

rising interest rates on our variable rate debt;

failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

refinancing terms less favorable than the terms of existing debt; and

failure to meet required payments of principal and/or interest.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.  We mortgage many of our properties to secure payment of indebtedness and if we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, ability to service debt and make distributions and the market price of our common stock.

We face risks related to “balloon payments” and refinancings.  Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” There can be no assurance that we will be able to refinance the debt on favorable terms or at all.  To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to service debt and make distributions.

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our securities. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity issuance may dilute the holdings of our current stockholders.

We may become more highly leveraged.  Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our board of directors may vote to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We might become more highly leveraged as a result, and our financial condition and cash available for service of debt and distributions might be negatively affected and the risk of default on our indebtedness could increase.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.  The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default under credit agreements, our financial condition would be adversely affected.

We face risks associated with the financing of home sales to customers in our manufactured home communities.  To produce new rental revenue and to upgrade our communities, we sell homes to customers in our communities at competitive prices and finance these home sales.  We allow banks and outside finance companies the first opportunity to finance these sales.  There is a risk of default in financing these sales.  These loans may have higher default rates than we anticipate, and demand for consumer financing may not be as great as we anticipate or may decline.  Additionally, there are many regulations pertaining to our home sales and financing activities.  There are significant consumer protection laws and the regulatory framework may change in a manner which may adversely affect our operating results.  The regulatory environment and associated consumer finance laws create a risk of greater liability from our home sales and financing activities and could subject us to additional litigation.  We are also dependent on licenses granted by state and other regulatory authorities, which may be withdrawn or which may not be renewed and which could have an adverse impact on our ability to continue with our home sales and financing activities.

Other Risks

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

We may amend our business policies without your approval.  Our board of directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although our board of directors has no present intention to amend or reverse any of these policies, they may be amended or revised without notice to stockholders. Accordingly, stockholders may not have control over changes in our policies. We cannot assure you that changes in our policies will serve fully the interests of all stockholders.

The market value of our common stock could decrease based on our performance and market perception and conditions.  The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock is influenced by their respective distributions relative to market interest rates. Rising interest rates may lead potential buyers of our stock to expect a higher distribution rate, which would adversely affect the market price of our stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

There are restrictions on the transfer of our capital stock. To maintain our qualification as a REIT under the Code, no more than 50% in value of our outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year.

Accordingly, our charter and bylaws contain provisions restricting the transfer of our capital stock. See “Description of Capital Stock - Restrictions on Ownership and Transfer.”

Our earnings are dependent, in part, upon the performance of our investment portfolio.  As permitted by the Code, we invest in and own securities of other real estate investment trusts. To the extent that the value of those investments declines or those investments do not provide a return, our earnings and cash flow could be adversely affected.

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

•

Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board.” By preventing common stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire.

•

Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assure our ability to remain a qualified REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

•

The request of the holders of a majority or more of our outstanding common stock is necessary for stockholders to call a special meeting. We also require advance notice by common stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

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

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of the Maryland corporation or an affiliate or associate of the Maryland corporation that was the beneficial owner of 10% or more of the voting power of the corporation’s outstanding stock during the past two years. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with MREIC.

We cannot assure you that we will be able to pay dividends regularly.  Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries. We cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future.

If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.  To qualify as a REIT, we must, among other things, satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to our leases, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We believe that our leases will be respected as true leases for federal income tax purposes. However, there can be no assurance that the Internal Revenue Service (“IRS”) will agree with this view. If the leases are not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs, and we would most likely lose our REIT status.

Failure to make required distributions would subject us to additional tax.  In order to qualify as a REIT, we must, among other requirements, distribute, each year, to our stockholders at least 90% of our taxable income, excluding net capital gains. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:

85% of our ordinary income for that year;

95% of our capital gain net earnings for that year; and

100% of our undistributed taxable income from prior years.

To the extent we pay out in excess of 100% of our taxable income for any tax year, we may be able to carry forward such excess to subsequent years to reduce our required distributions in such years. We intend to pay out our income to our stockholders in a manner intended to satisfy the distribution requirement. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax.

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

We may be required to pay a penalty tax upon the sale of a property. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of real estate or other property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend that we and our subsidiaries will hold the interests in the real estate for investment with a view to long-term appreciation, engage in the business of acquiring and owning real estate, and make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

We may fail to qualify as a REIT.  If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates.  In addition, we might be barred from qualification as a REIT for the four years following disqualification.  The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service.  Furthermore, we would no longer be required to make any distributions to our stockholders as a condition to REIT qualification.  Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15% through 2012.  Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

To qualify as a REIT, we must comply with certain highly technical and complex requirements.  We cannot be certain we have complied, and will always be able to comply, with the requirements to qualify as a REIT because there are few judicial and administrative interpretations of these provisions.  In addition, facts and circumstances that may be beyond our control may affect our ability to continue to qualify as a REIT.  We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the Federal income tax consequences of qualification.  We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. However, we cannot assure you that we are qualified or will remain qualified.

There is a risk of changes in the tax law applicable to real estate investment trusts.  Because the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.  Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

We may be unable to comply with the strict income distribution requirements applicable to REITs.  To maintain qualification as a REIT under the Code, a REIT must annually distribute to its stockholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains.  This requirement limits our ability to accumulate capital.  We may not have sufficient cash or other liquid assets to meet the distribution requirements.  Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed, because deductions may be disallowed or limited or because the IRS may make a determination that adjusts reported income.  In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply which could adversely affect our financial condition.  If we fail to make a required distribution, we would cease to be taxed as a REIT.

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.  For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided; however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. We may be subject to other Federal income taxes as more fully described in “Material United States Federal Income Tax Consequences-Taxation of Us as a REIT.” We may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

Future terrorist attacks and military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.   Among other things, it is possible that interest rates may be affected by these events. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. Terrorist acts could also result in significant damages to, or loss of, our properties.  Additionally, we may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism.  Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective.  Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company owns thirty-five manufactured home communities containing approximately 8,000 sites.  The following is a brief description of the properties owned by the Company.  There is a long-term trend toward larger manufactured homes.  Manufactured home communities designed for older manufactured homes must be modified to accommodate modern wider and longer manufactured homes.  These changes may decrease the number of homes that may be accommodated in a manufactured home community.  The rents collectible from the land ultimately depend on the value of the home and land.  Therefore, fewer but more expensive homes can actually produce the same or greater rents.  For this reason, the number of sites operated by the Company is subject to change, and the number of sites listed is always an approximate number.

			Approximate
	Number of	Occupied Sites at	Monthly Rent Per Site
Name of Community	Sites	December 31, 2010	at December 31, 2010

Allentown	429	391	$387
4912 Raleigh-Millington Road
Memphis, TN 38128

Brookside Village	171	149	$331
89 Valley Drive
Berwick, PA 18603

Brookview Village	132	107	$410
Route 9N
Greenfield Center, NY 12833

Cedarcrest	283	279	$521
1976 North East Avenue
Vineland, NJ 08360

Cranberry Village	195	166	$491
201 North Court
Cranberry Township, PA 16066

Cross Keys Village	133	92	$352
Old Sixth Avenue Road, RD #1
Duncansville, PA 16635

D & R Village	237	211	$454
Route 146, RD 13
Clifton Park, NY 12065

Fairview Manor	318	314	$525
2110 Mays Landing Road
Millville, NJ 08332

Forest Park Village	252	183	$437
724 Slate Avenue
Cranberry Township, PA 16066

Heather Highlands	404	257	$338
109 S. Main Street
Pittston, PA 18640

			Approximate
	Number of	Occupied Sites at	Monthly Rent Per Site
Name of Community	Sites	December 31, 2010	at December 31, 2010

Highland Estates	327	285	$476
60 Old Route 22
Kutztown, PA 19530

Kinnebrook	222	186	$492
201 Route 17B
Monticello, NY 12701

Lake Sherman Village	238	141	$363
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	217	157	$305
1943 St. Joseph Street
Cresson, PA 16630

Maple Manor	311	268	$299
18 Williams Street
Taylor, PA 18517

Memphis Mobile City	157	82	$345
3894 N. Thomas Street
Memphis, TN 38127

Moosic Heights	153	134	$295
118 1st Street
Avoca, PA 18641

Oakwood Lake Village	79	79	$324
308 Gruver Lake
Tunkhannock, PA 18657

Oxford Village	224	221	$532
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village/Pine Manor	184	135	$454
147 Amy Drive
Carlisle, PA 17013

Pine Valley Estates	218	112	$338
700 Pine Valley Estates
Apollo, PA 15613

Pleasant View Estates	110	78	$323
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	460	236	$389
400 Patterson Lane
Belle Vernon, PA 15012

			Approximate
	Number of	Occupied Sites at	Monthly Rent Per Site
Name of Community	Sites	December 31, 2010	at December 31, 2010

River Valley Estates	231	180	$322
2066 Victory Road
Marion, OH 43302

Sandy Valley Estates	364	249	$362
801 First, Route #2
Magnolia, OH 44643

Somerset Estates/Whispering Pines	249	196	$265/$355
1873 Husband Rd
Somerset, PA 15501

Southwind Village	250	249	$356
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	151	121	$282
7140-29 Selby Road
Athens, OH 45701

Suburban Estates	200	187	$299
33 Maruca Drive
Greensburg, PA 15601

Sunny Acres	207	203	$288
272 Nicole Lane
Somerset, PA 15501

Waterfalls Village	202	155	$466
3450 Howard Road
Hamburg, NY 14075

Weatherly Estates	270	196	$380
271 Weatherly Drive
Lebanon, TN 37087

Woodland Manor	149	73	$320
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	157	144	$640
Route 35
Eatontown, NJ 07724

Wood Valley	161	90	$310
1493 N. Whetstone River Road
Caledonia, OH 43314

The Company actively seeks to have older homes removed from the community and replaced by newer modern homes.  During 2010, the Company sold approximately 130 newer homes into our communities.  However, overall occupancy remained the same.  Homes left the communities for various reasons, including demolished as obsolete.  Overall occupancy remained relative stable at 78% at both December 31, 2010 and 2009.  The ability of manufactured home communities to be renewed and upgraded is believed to be a positive factor.

Residents generally rent sites on a month-to-month basis.  Some residents have one-year leases.  Southwind Village and Woodlawn Village (both in New Jersey) are the only communities subject to local rent control laws.

In connection with the operation of its communities, the Company operates approximately 780 rental units.  These are homes owned by the Company and rented to residents.  The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies.  The rental homes produce income on both the home and for the site which might otherwise be non-income producing.  The Company sells the older rental homes when the opportunity arises.

The Company has approximately 1,000 additional sites in various stages of engineering/construction.  Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $169,000,000 (at original cost) in manufactured home properties.  These consist of 35 separate manufactured home communities and related equipment and improvements.  No one community constitutes more than 10% of the total assets of the Company.  Port Royal Village with 460 sites, Allentown with 429 sites, Heather Highlands with 404 sites, Sandy Valley Estates with 364 sites, Highland Estates with 327 sites, Fairview Manor with 318 sites, and Maple Manor with 311 sites, are the larger properties.

Mortgages on Properties

The Company has mortgages on various properties.  The maturity dates of these mortgages range from the year 2011 to 2020.  Interest varies from fixed rates of 5.614% to 8.04% and variable rates of prime plus 0.5% to LIBOR plus 4.0%.  The weighted-average interest rate on our mortgages was approximately 5.8% at December 31, 2010.  The aggregate balances of these mortgages total $90,815,777 at December 31, 2010.  (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Item 3 – Legal Proceedings

Legal proceedings are incorporated herein by reference and filed as Part IV, Item 15(a)(1)(vi), Note 12 of the Notes to Consolidated Financial Statements – Commitments, Contingencies and Legal Matters.

Item 4 – Submission of Matters To a Vote of Security Holders

No matters were submitted during the fourth quarter of 2010 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares are listed on the NYSE Amex (symbol UMH).  The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2010			2009
	HIGH	LOW	Distribution	HIGH	LOW	Distribution

First Quarter	8.62	7.77	$ .18	7.50	4.87	$ .18
Second Quarter	10.90	8.12	.18	9.09	5.44	.18
Third Quarter	11.93	9.19	.18	9.01	7.40	.18
Fourth Quarter	11.01	9.50	.18	8.65	7.35	.18
			$0.72			$0.72

On March 4, 2011, the closing price of the Company’s stock was $10.24.

As of December 31, 2010, there were approximately 780 registered shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2010 and 2009, total distributions paid by the Company amounted to $9,216,462 or $0.72 per share ($.45866 taxed as ordinary income, $.16367 taxed as capital gains and $.09767 as a return of capital) and $8,220,262 or $0.72 per share ($.5852 taxed as ordinary income and $.1348 as a return of capital), respectively.

It is the Company’s intention to continue distributing quarterly dividends.  On January 13, 2011, the Company declared a cash dividend of $.18 per share to be paid on March 15, 2011 to shareholders of record February 15, 2011.  Future dividend policy will depend on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has a Stock Option and Stock Award Plan (the 2003 Plan, as amended and restated) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  See Note 6 in the Notes to the Consolidated Financial Statements for a description of the plans.

The following table summarizes information, as of December 31, 2010, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)

Equity Compensation Plans Approved by Security Holders	731,000	$12.33	735,188

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	731,000	$12.33	735,188

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

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2010.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	2010	2009	2008	2007	2006

Operating Data:

Rental and Related Income	$27,877,470	$26,491,999	$25,542,745	$23,997,178	23,186,485
Sales of Manufactured Homes	6,133,494	5,527,253	9,560,912	12,672,844	15,799,748
Total Income	34,010,964	32,019,252	35,103,657	36,670,022	38,986,233
Interest and Dividend Income	4,579,668	4,584,917	4,318,512	3,357,524	3,156,255
Gain (Loss) on Securities Transactions, net	3,931,880	(1,804,146)	(2,860,804)	(1,398,377)	266,847
Community Operating Expenses	14,870,694	13,200,885	13,083,959	12,633,042	12,274,363
Total Expenses	30,730,900	26,911,082	30,186,474	32,136,169	33,689,016
Interest Expense	5,183,296	4,455,332	4,957,437	4,171,109	3,273,720
Gain (Loss) on Sales of Investment
Property and Equipment	(8,244)	179,607	14,661	99,318	158,403
Net Income	6,668,915	3,689,388	1,527,150	2,632,741	5,840,277
Net Income Per Share -
Basic	.52	.32	.14	.25	.58
Diluted	.52	.32	.14	.25	.58

Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$6,481,751	$11,355,096	$8,267,886	$2,766,606	$4,161,938
Investing Activities	(33,894,219)	(8,288,707)	(11,941,757)	(21,089,748)	(2,591,532)
Financing Activities	28,553,703	(1,329,854)	4,235,145	18,540,091	(4,120,735)

Balance Sheet Data:

Total Assets	$188,780,515	$147,971,540	$137,939,325	$136,503,463	$115,740,444
Mortgages Payable	90,815,777	70,318,950	65,952,895	61,749,700	46,817,633
Shareholders’ Equity	71,927,753	55,971,862	44,721,700	53,995,133	57,640,419

Other Information:

Average Number of
Shares Outstanding	12,767,904	11,412,536	10,876,840	10,535,162	10,093,546
Funds from Operations (1)	$11,193,185	$7,834,295	$5,585,059	$6,191,659	$9,097,444
Cash Dividends Per Share	.72	.72	.79	1.00	.985

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

The Company’s FFO is calculated as follows:

	2010	2009	2008	2007	2006

Net Income	$6,668,915	$3,689,388	$1,527,150	$2,632,741	$5,840,277
Loss (Gain) on Sales of Depreciable Assets	8,244	62,783	(14,661)	(99,318)	(158,403)
Depreciation Expense	4,516,026	4,082,124	4,072,570	3,658,236	3,415,570

FFO *	$11,193,185	$7,834,295	$5,585,059	$6,191,659	$9,097,444

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

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through, its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  During the year ended December 31, 2010, we have purchased seven manufactured home communities located in Pennsylvania for an aggregate purchase price of $37,450,000.  These acquisitions added over 1,200 sites to our portfolio.  The Company now owns thirty-five communities containing approximately 8,000 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company also invests in debt and equity securities of other REITs.

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

Economic growth in the US economy has moderated and high unemployment rates have persisted.  However, activity in our communities has recently increased as conventional home ownership rates continue to fall.  In this environment, we are seeing increased demand for rental units and have added a net of approximately 160 rental units to selected communities.  We hope to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $28,757,477 at December 31, 2010.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate investments.  At December 31, 2010, the Company’s portfolio consisted of 21% preferred stocks and 79% common stocks.  The Company’s weighted-average yield on the securities portfolio was approximately 6.8% at December 31, 2010.

The market for REIT securities had significantly improved during 2010.  The Company took advantage of this and realized a net gain of $3,931,880 on securities transactions in 2010 as compared to a net loss of $1,804,146 during 2009.  The loss in 2009 was primarily due to non-cash impairment losses of approximately $1,900,000 due to the writing down of the carrying value of certain securities which were considered other than temporarily impaired.  At December 31, 2010, the Company had unrealized gains of $6,450,381 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Total expenses increased 14% for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  This was primarily due to increases in community operating expenses, selling expenses, depreciation and professional and other acquisition costs.

Net income increased $2,979,527 or 81% for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

In spite of challenges in the broad economy, the Company continues to strengthen its balance sheet.  We have extended our line of credit through June 30, 2011.  We have extended our one mortgage loan which expired in 2010 through July 1, 2012.  At December 31, 2010, the Company had approximately $6 million in cash, $29 million in securities encumbered by $8 million in margin and term loans, and $2 million available on its unsecured line of credit.

The Company intends to continue to increase its real estate investments.  In 2010, we have added seven manufactured home communities, encompassing over 1,200 sites, to our portfolio.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments in 2011.  However, there is no guarantee that any of these opportunities will materialize or that the Company will be able to take advantage of such opportunities.

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

Real Estate Investments

The Company applies Financial Accounting Standards Board Accounting Standards Codification (ASC) 360-10, Property, Plant & Equipment (ASC 360-10) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Upon acquisition of a property, the Company applies ASC 805, Business Combinations (ASC 805) and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes.  The Company allocates the purchase price of an acquired property generally determined by third-party appraisal of the property obtained in conjunction with the purchase.  Transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are expensed as incurred.

 Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities.  The Company individually reviews and evaluates our marketable securities for impairment on a quarterly basis or when events or circumstances that may indicate possible impairment occur.  The Company considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.  The Company has developed a general policy of evaluating whether an unrealized loss is other than temporary.  On a quarterly basis, the Company makes an initial review of every individual security in its portfolio.  If the security is impaired, the Company first determines our intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in market value.  Next, the Company determines the length of time and the extent of the impairment.  Barring other factors, including the downgrading of the security or the cessation of dividends, if the fair value of the security is below cost by less than 20% for less than 6 months and the Company has the intent and ability to hold the security, the security is deemed to not be other than temporarily impaired.  Otherwise, the Company reviews additional information to determine whether the impairment is other than temporary.  The Company discusses and analyzes any relevant information known about the security, such as:

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

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  Held-to-maturity, trading and available-for-sale.  As of December 31, 2010 and 2009, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

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

Acquisitions

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

On December 15, 2010, the Company acquired five manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $24,250,000.  The purchase price also included related notes receivables, rental homes and equipment.  Proceeds from homes sold prior to acquisition of approximately $147,400 have been treated as a reduction in the purchase price.  These five all-age communities, Brookside Village, Maple Manor, Moosic Heights, Oakwood Lake Village and Pleasant View Estates, total 824 sites situated on 215 acres.  The average occupancy for these communities is approximately 86%.  The Company obtained a $15,000,000 mortgage from KeyBank National Association (KeyBank), borrowed $3,000,000 on its unsecured line of credit, and took down the balance from its margin line.  Interest on the KeyBank mortgage is at LIBOR plus 350 basis points.  This mortgage payable is due on December 15, 2013 but may be extended for an additional year.

2010 vs. 2009

Rental and related income increased from $26,491,999 for the year ended December 31, 2009 to $27,877,470 for the year ended December 31, 2010, or 5%.  Approximately 60% of this increase was due to the acquisition of the seven communities during 2010, and the remainder was due to rental increases to residents.  This was partially offset by a decrease in occupancy of 70 sites in one of our communities in Memphis, TN due to a severe flood that swept the region.  The Company has been raising rental rates by approximately 3% to 6% annually.

Occupancy, as well as the ability to increase rental rates, directly affects revenues.  The Company’s occupancy rate has remained relatively stable at 78% from December 2009 through December 2010.  Some of the Company’s vacant sites were the results of expansions completed during 2008.  The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and enhance shareholder value.  The Company has faced many challenges in filling vacant homesites due to the current economic environment.  Despite selling approximately 130 newer homes into our communities, our occupancy rate did not change.  Homes have left the communities for various reasons, including destruction through flood and removal for obsolescence.  Historically low interest rates have continued to make site-built housing more accessible.

Sales of manufactured homes increased from $5,527,253 for the year ended December 31, 2009 to $6,133,494 for the year ended December 31, 2010, or 11%.  Cost of sales of manufactured homes increased from $5,060,631 for the year ended December 31, 2009 to $5,721,977 for the year ended December 31, 2010, or 13%.  Selling expenses increased from $1,198,921 for the year ended December 31, 2009 to $1,718,719 for the year ended December 31, 2010, or 43%.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) increased from $732,299 for the year ended December 31, 2009 to $1,307,202 for the year ended December 31, 2010.  The losses on sales include selling expenses of approximately $1,700,000 for the year ended December 31, 2010.  Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed.  Adverse conditions have continued to plague the manufactured housing industry and the broader housing market in the U.S.  The turmoil in the economy and the financial markets, the inability of our customers to sell their current homes and the decline in consumer confidence have negatively impacted our sales and our gross profit percentage. New licensing laws, including the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act), has also increased costs.  The gross profit percentage decreased from 8% for the year ended December 31, 2009 to 7% for the year ended December 31, 2010.  However, because conventional home ownership rates continue to decline, the Company is optimistic about future sales and rental prospects.  We have adjusted our inventory accordingly.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

Community operating expenses increased from $13,200,885 for the year ended December 31, 2009 to $14,870,694 for the year ended December 31, 2010, or 13%.  Approximately 15% of this increase was due to the acquisition of the seven communities during 2010.  The remainder was primarily due to an increase in repairs and maintenance due to the severe winter and spring and an increase in personnel.  Additionally, we incurred approximately $176,000 of flood-related costs (cleanup costs, legal fees, public relations, etc.).

General and administrative expenses increased from $3,115,501 for the year ended December 31, 2009 to $3,245,853 for the year ended December 31, 2010, or 4%.  This was primarily due to an increase in personnel costs.

Acquisition costs relating to the transaction and due diligence costs associated with the acquisitions of seven communities amounted to $447,577 for the year ended December 31, 2010.  These costs would have previously been capitalized.

Depreciation expense increased from $4,082,124 for the year ended December 31, 2009 to $4,516,026 for the year ended December 31, 2010, or 11%.  This was primarily due to the acquisition of the two communities in June 2010.

Amortization of financing costs remained relatively stable for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Interest and dividend income remained relatively stable for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The average balance of securities at December 31, 2010 and 2009 was $30,290,877 and $26,699,675.  The average balance of notes receivable at December 31, 2010 and 2009 was $20,954,689 and $21,978,130, respectively.  The Company’s weighted-average yield on the securities portfolio was approximately 7% and 8% at December 31, 2010 and 2009, respectively.  The Company’s average yield on notes receivable was approximately 10% at both December 31, 2010 and 2009.

Gain (loss) on securities transactions, net consists of the following:

	2010	2009

Gross realized gains	$3,970,927	$ 706,833
Gross realized losses	(39,047)	(602,181)
Impairment loss	-0-	(1,908,798)

Total Gain (Loss) on Securities Transactions, net	$3,931,880	($1,804,146)

During 2010, the Company recognized a gain on securities transactions of $3,931,880.  The market for REIT securities had significantly improved and the Company took advantage of this.  The Company also had an accumulated unrealized gain on its securities portfolio of $6,450,381 as of December 31, 2010.  During 2009, the Company recognized a loss of $1,908,798, primarily due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.

Interest expense increased from $4,455,332 for the year ended December 31, 2009 to $5,183,296 for the year ended December 31, 2010, or 16%.  This was primarily as a result of an increase in the average balance of mortgages and loans payable, partially offset by the change in fair value of the Company’s interest rate swaps in 2009.  The average balance of our mortgages and loans payable amounted to approximately $101,000,000 and $89,000,000 in 2010 and 2009, respectively.  The change in fair value of the Company’s interest rate swaps decreased interest expense by approximately $391,000 in 2009.  Interest capitalized on construction in progress amounted to $309,111 and $273,231 for 2010 and 2009, respectively.

Gain (loss) on sale of investment property and equipment decreased from a gain of $179,607 for the year ended December 31, 2009 to a loss of $8,244 for the year ended December 31, 2010.  This was primarily as a result of the sale of an easement in 2009.

Net income increased from $3,689,388 for the year ended December 31, 2009 to $6,668,915 for the year ended December 31, 2010, or 81%.  This was primarily due to the gain on securities transactions.

2009 vs. 2008

Rental and related income increased from $25,542,745 for the year ended December 31, 2008 to $26,491,999 for the year ended December 31, 2009, or 4%, primarily due to rental increases to residents.  During 2009, the Company was able to obtain average rent increases of approximately 5%.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2010:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable	$90,815,777	$6,519,441	$30,173,017	$6,355,775	$47,767,544
Operating Lease Obligations	716,800	163,200	329,600	224,000	-0-
Retirement Benefits	622,050	50,000	100,000	-0-	472,050
Total	$92,154,627	$6,732,641	$30,602,617	$6,579,775	$48,239,594

Mortgages payable represents the principal amounts outstanding based on scheduled payments.  The interest rates on these mortgages vary from fixed rates ranging from 5.614% to 8.04% and variable rates of prime plus 1/2% to LIBOR plus 4.0%.  The weighted-average interest rate was approximately 5.8% at December 31, 2010. The above table does not include the Company’s obligation under short-term borrowings including its loans and lines of credit as described in Note 5 of the Notes to Consolidated Financial Statements.

Operating lease obligations represent a lease, with a related party, for the Company’s corporate offices.  On May 1, 2010, the Company renewed this lease for an additional five-year term with monthly lease payments of $13,600 through April 30, 2013 and $14,000 through April 30, 2015.  The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.  Approximately 70% of the monthly lease payment plus its proportionate share of real estate taxes and common area maintenance is reimbursed by other related entities utilizing the leased space (See Note 8 of the Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity increased from $55,971,862 as of December 31, 2009 to $71,927,753 as of December 31, 2010, primarily due to issuance of common shares in the dividend reinvestment and stock purchase plan (DRIP), and an increase in the unrealized gain of available for sale securities, partially offset by payments of distributions in excess of income.  See further discussion below.

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory, investment in debt and equity securities of other REITs, financing of manufactured home sales and payments of expenses relating to real estate operations.  The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, and access to the capital markets.

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

The current global economic situation may impact management’s ability to grow by acquiring additional properties or REIT securities.  Current economic indicators show the U.S. economy to be slowly emerging from a deep and protracted recession.  Whether this return to economic growth is sustainable remains to be seen especially in light of the massive government stimulus programs. However, the affordability of our homes and the slow-down in site-built homes should enable the Company to perform well despite the weak economy.

As of December 31, 2010, the Company had $5,661,020 of cash and cash equivalents, securities available for sale of $28,757,477 subject to margin and term loans totaling $7,685,212, and approximately $2,000,000 available on its lines of credit.  The margin loans are due on demand and require a coverage ratio of approximately 2 times.  The Company has a $10,000,000 line of credit for the financing of homes, of which $8,100,000 was utilized at December 31, 2010, and a $5,000,000 unsecured line of credit, of which $3,000,000 was utilized at December 31, 2010.  The Company also has a $7,500,000 revolving credit facility to finance inventory purchases, of which $3,450,951 was utilized at December 31, 2010.  At December 31, 2010, the Company owns thirty-five communities of which 14 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations and the DRIP, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  During 2010, total investment property and equipment increased 33% or $43,936,076.  The Company made acquisitions of seven manufactured home communities totaling over 1,200 sites at an aggregate purchase price of approximately $37,450,000, which were funded primarily through new mortgages and additional borrowings on its line of credit and margin loan.  The Company plans to continue to acquire additional properties.  The funds for these acquisitions may come from bank borrowings and proceeds from the DRIP or private placements or public offerings of common or preferred stock.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The securities portfolio decreased 10% or $3,066,800 primarily due to sales of securities with a cost of $13,322,780.  This decrease was partially offset by purchases of $6,019,906 and an increase in the unrealized gain of $4,236,074.  At December 31, 2010, the market value of these securities was $28,757,477.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  At December 31, 2010, $5,185,212 was outstanding on the margin loan.  Additionally, the Company also has a $2,500,000 loan with Two River Community Bank collateralized by 750,000 shares of Monmouth Real Estate Investment Corporation common stock.

Net cash provided by operating activities amounted to $6,481,751, $11,355,096 and $8,267,886 for the years ended December 31, 2010, 2009 and 2008, respectively.  The decrease in 2010 as compared to 2009 was primarily due to an increase in inventory of manufactured homes and notes and other receivables.  Inventory of manufactured homes increased 32% or $2,558,030.  Because conventional home ownership rates continue to decline, the Company is optimistic about future sales and rental prospects.  We have adjusted our inventory accordingly.  The Company continues to finance home sales.  The increase in 2009 as compared to 2008 was primarily due to a decrease in notes and other receivables.

Net cash used by investing activities amounted to $33,894,219, $8,288,707 and $11,941,757 for the years ended December 31, 2010, 2009 and 2008, respectively.  The increase in 2010 as compared to 2009 was primarily due to the acquisitions of the seven communities made in 2010.  The decrease in 2009 as compared to 2008 was primarily due to a decrease in expenditures for expansion projects.

Net cash provided (used) by financing activities amounted to $28,553,703, ($1,329,854) and $4,235,145 for the years ended December 31, 2010, 2009 and 2008, respectively.  The increase in 2010 as compared to 2009 was primarily due to the new mortgages on the acquisitions of the seven communities made in 2010, an increase in short-term borrowings and an increase in proceeds from the issuance of common stock.  Mortgages payable increased 29% or $20,496,827 due to new mortgages totaling $22,478,250 on the acquisitions of the seven communities partially offset by principal repayments.  Loans payable increased 19% or $3,571,123 primarily due to an increase in the margin loan for the purchase of the new communities.  The Company raised $14,166,360 from the issuance of shares in the DRIP, which included dividend reinvestments of $1,375,331.  The decrease in 2009 as compared to 2008 was primarily due to decreased proceeds from mortgages and short-term borrowings, partially offset by an increase in proceeds from the issuance of common stock.

Cash flow was primarily used for purchases of manufactured home communities, capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory of manufactured homes, loans to customers for the sales of manufactured homes, and expansion of existing communities.  The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing.  During 2010, the Company extended its mortgage on Sandy Valley Estates to July 1, 2012.  The dividend payments were primarily made from cash flow from operations.

The Company has one mortgage with a balance of approximately $4.7 million that is due in December 2011.  Management intends and has the ability to refinance this mortgage.

The Company owns approximately 780 rental homes.  During 2010, rental homes increased by $5,423,759.  The Company added approximately 160 net rental homes to selected communities to fill demand.  The Company tries to sell these rental homes to existing residents.  The Company estimates that in 2011 it will purchase approximately 50 manufactured homes to replace these older homes for a total cost of approximately $1,500,000.  Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service.  Excluding expansions and rental home purchases, the Company is budgeting approximately $1,000,000 in capital improvements for 2011.

The Company’s only significant commitments and contractual obligations relate to its mortgages payable, retirement benefits and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market.  During 2010, amounts received, including dividends reinvested of $1,375,331, amounted to $14,166,360.  During 2010, the Company paid $9,216,462, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2011 will be comparable to 2010.

The Company has undeveloped land which it could develop over the next several years. The Company continues to analyze the highest and best use of its vacant land.

As of December 31, 2010, the Company had total assets of $188,780,515 and liabilities of $116,852,762.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009.  In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent   Events:  Amendments to Certain   Recognition   and   Disclosure Requirements.  This ASU retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued.  ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted.  The adoption of ASU

2010-06 has not and full adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC Topic 310, “Receivables,” which will require significant new disclosures about the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of financing receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new and amended disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We do not expect that the adoption of ASU 2010-29 will have a material impact on our financial position, results of operations or cash flows.

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

The following table sets forth information as of December 31, 2010, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Weighted Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2011	$ 4,676,776	6.36%	$ -0-	$ 4,676,776
2012	4,830,956	7.36%	2,238,046	7,069,002
2013	7,950,165	5.61%	15,000,000	22,950,165
2014	-0-	-0-	3,850,003	3,850,003
2015	-0-	-0-	-0-	-0-
Thereafter	50,159,954	6.20%	2,109,877	52,269,831
Total	$67,617,851		$23,197,926	$90,815,777
Estimated Fair Value	$67,154,675		$23,197,926	$90,352,601

The Company’s variable rate long-term debt consists of four mortgage loans with a total balance of $23,197,926 as of December 31, 2010.  Interest rates on these mortgages range from prime plus 0.5% to LIBOR plus 4.0%.  If prime or LIBOR increased or decreased by 1%, the Company believes its interest expense would have increased or decreased by approximately $232,000, based on the balance of long-term debt outstanding at December 31, 2010.

The Company also has approximately $19,800,000 in variable rate debt due on demand.  This debt primarily consists of $5,200,000 margin loans secured by marketable securities, $3,500,000 outstanding on our inventory financing line, $8,100,000 outstanding on our revolving line of credit to finance home sales and $3,000,000 outstanding on our line of credit.  The interest rates on these loans range from 2% to 9.35% at December 31, 2010.  The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2010.  The value of marketable securities was $28,757,477 as of December 31, 2010.

The Company also has a $2,500,000 fixed rate loan at 6.75% due October 31, 2011 secured by securities.

The Company invests in both debt and equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2010	March 31	June 30	September 30	December 31

Total Income	$8,161,272	$7,862,640	$8,470,339	$9,516,713
Total Expenses	7,143,948	7,136,585	7,674,868	8,775,499
Other Income (Expense)	852,569	755,493	407,877	1,381,156
Net Income (1)	1,884,998	1,472,638	1,197,304	2,113,975
Net Income per Share – Basic	.15	.12	.09	.16
Diluted	.15	.12	.09	.16

2009	March 31	June 30	September 30	December 31

Total Income	$7,642,299	$8,118,648	$8,463,899	$7,794,406
Total Expenses	6,397,937	6,845,290	7,416,556	6,251,299
Other Income (Expense)	(2,331,695)	(84,319)	292,654	524,971
Net Income (Loss) (1)	(1,098,836)	1,178,562	1,340,030	2,269,632
Net Income (Loss) per Share – Basic	(.10)	.11	.12	.19
Diluted	(.10)	.11	.12	.19

(1)

Fluctuations are primarily due to Gain (Loss) on Securities Transactions, net.  During 2009, the Company recognized a loss of $1,908,798 due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.  Included in net income for the quarter ended December 31, 2009, was gain on sale of an easement of $242,390.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2010 and 2009.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2010.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

PKF LLP (PKF) , the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(b)

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited UMH Properties, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

 In our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UMH Properties, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years ended December 31, 2010 and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ PKF LLP
New York, New York
March 9, 2011

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

The following are the Directors and Executive Officers of the Company as of December 31, 2010.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Anna T. Chew	52	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Treasurer (2010 to present), Chief Financial Officer (1991 to 2010) and Director (1993 to 2004, and 2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1995

Eugene W. Landy	77	Chairman of the Board (1995 to present), President (1969 to 1995) and Director. Attorney at Law; President, Chief Executive Officer and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1969

Michael P. Landy	48

Vice President – Investments (2001 to present).  Chairman of the Executive Committee and Executive Vice President (2010 to present), Executive Vice President – Investments (2006 to 2010), Vice President – Investments (2001 to 2006) and Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; President (1998 to 2001) of Siam Records, LLC; Chief Engineer and Technical Director (1987 to 1998) of GRP Recording Company.

			N/A

Samuel A. Landy	50	President and Chief Executive Officer (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1992

James E. Mitchell	70	Independent Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present).	2001

Richard H. Molke	84	Independent Director. General Partner of Molke Family Limited Partnership (1994 to present).	1986

Allison Nagelberg	46	General Counsel (2000 to present). Attorney at Law (1989 to present); General Counsel (2000 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	N/A

Eugene Rothenberg	78	Independent Director. Retired physician; Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1977

Stephen B. Wolgin	55	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Partner with the Logan Equity Distressed Fund (2007-present); Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2007

Family Relationships

There are no family relationships between any of the Directors or executive officers, except that Samuel A. Landy and Michael P. Landy are the sons of Eugene W. Landy, the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen B. Wolgin (Chairman), James E. Mitchell, Richard H. Molke and Eugene Rothenberg.  The Company’s Board of Directors has determined that Stephen B. Wolgin and James E. Mitchell are financial experts and are independent.  The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.umh.com.  In addition, the Audit Committee Charter was filed with the Securities Exchange Commission on May 8, 2009 with the Company’s 2009 Definitive Proxy Statement (DEF 14A).  The charter is reviewed annually for adequacy.

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

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2010, as well as the other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the "named executive officers."

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

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company's executive officers. The President annually reviews the performance of the chief financial officer and then presents his conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option and restricted stock awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from the President.

Role of Grants of Stock Options and Restricted Stock in Compensation Analysis

The Committee views the grant of stock options and restricted stock awards as a form of long-term compensation.  The Committee believes that such grants promote the Company's goal of retaining key employees, and aligns the key employee's interests with those of the Company's shareholders from a long-term perspective.  The number of options or shares of restricted stock granted to each employee is determined by consideration of various factors including, but not limited to, the employee’s title, responsibilities and years of service.

Role of Employment Agreements in Determining Executive Compensation

Each of the Company's currently employed executive officers is a party to an employment agreement.  These agreements provide for base salaries, bonuses and customary fringe benefits.  The key elements of our compensation program for the named executive officers are base salary, bonuses, stock options, restricted stock awards and perquisites and other benefits.  Each of these is addressed separately below.  In determining initial compensation, the compensation committee considers all elements of a named executive officer’s total compensation package in comparison to current market practices and other benefits.

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

Bonuses awarded to other senior executives are recommended by the President and are approved by the Compensation Committee.  The President and the Compensation Committee believe that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual.  In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, Funds From Operations (FFO), net income, growth in asset size, occupancy and total return to shareholders.  The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with generally accepted accounting principles (GAAP) excluding gains or losses from sales of property, plus depreciation and amortization.  The Company considers FFO to be a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted it as a performance measure.

Various other factors considered include the employee’s title and years of service.  The employee’s title generally reflects the employee’s responsibilities and the employee’s years of service may be considered in determining the level of bonus in comparison to base salary.  The President and the Compensation Committee have declined to use specific performance formulas with respect to the other senior executives, believing that with respect to Company performance, such formulas do not adequately account for many factors, including, among others, the relative performance of the Company compared to its competitors during variations in the economic cycle, and that with respect to individual performance, such formulas are not a substitute for the subjective evaluation by the President and Compensation Committee of a wide range of management and leadership skills of each of the senior executives.

Stock Options and Restricted Stock Awards

Stock options and restricted stock awards are recommended by the President.  In making its decisions, the Compensation Committee does not use an established formula or focus on a specific performance target.  The Compensation Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing real estate markets and other factors, may contribute to less favorable near term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Compensation Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis.  For example, in determining appropriate stock option and restricted stock awards, the Compensation Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties evidence appropriate risk management, including risks associated with real estate markets, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs.

In fiscal 2010, the Compensation Committee received the recommendations from the President for the number of options or restricted stock to be awarded.  The factors that were considered in awarding the stock options and restricted stock included the following progress that was made by management:

•

Located and acquired seven manufactured home communities without placing undue burden on its liquidity.

•

Raised approximately $14 million in equity via the DRIP.

•

Maintained its cash distributions to shareholders.

•

Maintained its occupancy rate.

•

Managed general and administrative costs to an appropriate level.

The individual awards were allocated based on the named officers’ individual contributions to these accomplishments.   Other factors included the named officers’ title, responsibilities and years of service.  In addition, the awards were compared to each named officers’ total compensation and compared with comparable Real Estate Investment Trusts (REITS) using the annual Compensation Survey published by NAREIT as a guide for setting total compensation.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2010, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year.  Mr. Eugene Landy also received $115,100 of restricted stock and $21,250 in director’s fees and fringe benefits.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President, including funds from operations.  Mr. Samuel Landy is under an employment agreement with the Company.  His base compensation under this contract was $315,000 for 2010.  Mr. Samuel Landy also received bonuses totaling $36,538, option awards with a fair value of $7,987, $287,750 of restricted stock and director’s fees and fringe benefits totaling $34,085.  Bonuses were primarily based upon achievement of certain performance goals.

Ms. Chew is under an employment agreement with the Company.  Her base compensation under this contract is $260,600 for 2010.  Ms. Chew also received bonuses totaling $24,565, $115,100 of restricted stock and director’s fees and fringe benefits totaling $31,050.  Bonuses were based on performance, recommended by the President and approved by the Committee.

Ms. Nagelberg is under an employment agreement with the Company.  Her base compensation under this contract is $178,126 for 2010.  Ms. Nagelberg also received bonuses totaling $11,851, $57,550 of restricted stock and reimbursement of tuition and fees of $40,393 associated with her pursuit of an Executive MBA degree.  Bonuses were based on performance, recommended by the President and approved by the Committee.

The Committee has also approved the recommendations of the President concerning the other named executives’ annual salaries, bonuses, option and restricted stock grants and fringe benefits.

In addition to its determination of the executive's individual performance levels for 2010, the Committee also compared the executive's total compensation for 2010 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.  The Company’s salary and bonus amounts were compared to the ranges presented for reasonableness.   The Company’s total compensation fell in the lowest range (25th percentile) of this survey.

Risk Management

The Board of Directors does not believe that the Executive Compensation Program raises any risks that are reasonably likely to have a material adverse effect on the Company.  Executive Officers are compensated on a fixed salary basis and have not been awarded any bonuses or other compensation that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of the Company.  The Board has attempted to align the interests of the Board of Directors and the Executive Officers with the long-term interests of the Company and the Shareholders through grants of stock options and restricted stock awards, thereby giving the Board and Executive Officers additional incentives to protect the long-term value of the Company.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

James E. Mitchell

Richard H. Molke

Eugene Rothenberg

Stephen B. Wolgin

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2010, 2009 and 2008 to the Chairman of the Board, President, Vice President and General Counsel.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus	Option Awards (5)	Restricted Stock Awards (6)	All Other Compen-sation	Total

Eugene W. Landy	2010	$175,000	$ -0-	$ -0-	$115,100	$21,250 (1)	$311,350
Chairman of the	2009	175,000	-0-	-0-	-0-	36,801 (1)	211,801
Board	2008	175,000	-0-	-0-	-0-	19,801 (1)	194,801

Samuel A. Landy	2010	315,000	36,538	7,987	287,750	34,085 (2)	681,360
President and Chief	2009	300,000	41,500	14,300	-0-	25,700 (2)	381,500
Executive Officer	2008	363,739	43,452	32,268	-0-	23,750 (2)	463,209

Anna T. Chew (4)	2010	260,600	24,565	-0-	115,100	31,050 (2)	431,315
Vice President and	2009	248,208	25,047	3,700	-0-	25,700 (2)	302,655
Chief Financial Officer	2008	248,208	24,547	2,800	-0-	26,220 (2)	301,775

Allison Nagelberg (4)	2010	178,126	11,851	-0-	57,550	40,393 (3)	287,920
General Counsel	2009	178,126	9,351	1,850	-0-	-0-	189,327
	2008	169,644	8,525	1,400	-0-	-0-	179,569

(1)

Represents Director’s fees of $21,250, $16,500 and $17,000 for 2010, 2009 and 2008, respectively, and legal fees of $17,500 in 2009 and fringe benefits.

(2)

Represents Director’s fees of $21,250, $16,500 and $17,000 for 2010, 2009 and 2008, respectively, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(3)

Represents reimbursement of tuition and fees associated with her pursuit of an Executive MBA degree.

(4)

Approximately 25% of her compensation is billed to MREIC.

(5)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model for 2010, 2009 and 2008, respectively: expected volatility of 23.59%, 21.14% and 18.52%; risk-free interest rate of 2.67%, 2.62% and 3.46%; dividend yield of 8.85%, 9.25% and 8.13%%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(6)

These values were established based on the number of shares granted during 2010 at the fair value on the date of grant of $11.51.

(7)

Michael P. Landy, the Company’s Vice President – Investments, is paid by MREIC, a related company.  Approximately 30% of his total compensation cost, or $70,000, is allocated to the Company by MREIC, pursuant to a cost sharing arrangement between the Company and MREIC.  See MREIC’S annual report on Form 10-K for details of Mr. Michael Landy’s employment agreement and compensation arrangement.  Mr. Michael Landy received stock options to purchase 5,000 shares of the Company’s common stock, for 2009 and 2008.  The estimated value of these options based on the Black-Scholes stock option valuation model as described in (5) above was $1,850 and $1,400 for 2009 and 2008, respectively.  Mr. Michael Landy also received a restricted stock award of 10,000 shares for 2010 with a value of $115,100.

Grants of Plan-Based Awards

On August 14, 2003, the shareholders approved and ratified the Company’s 2003 Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  On June 7, 2010, the shareholders approved and ratified an amendment and restatement of the Plan.  The amendment and restatement made two substantive changes:  (1) the inclusion of Directors as participants in the Plan, and (2) the ability to grant restricted stock to Directors, officers and key employees.  The amendment and restatement also made other conforming, technical and other nonsubstantive changes.  There was no change to the total number of shares subject to grant under the Plan.  The amendment and restatement also makes certain modifications and clarifications, including those concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.  Options or restricted stock may be granted any time as determined by the Company’s Compensation Committee up through August 14, 2013.

Stock Options

All options are exercisable one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  If options granted under the 2003 Plan expire or terminate for any reason without having been exercised in full, the Shares subject to, but not delivered under, such options shall become available for additional option grants under the 2003 Plan.

During the years ended December 31, 2010, 2009 and 2008, options to purchase 111,000, 138,000 and 100,000 shares, respectively, were granted.  No options were exercised during 2010, 2009 or 2008.  During the years ended December 31, 2010, 2009 and 2008, options to purchase 38,000, 6,000 and -0- shares, respectively, were forfeited.

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 2010:

Name	Grant Date	Number of Shares Underlying Options (1)	Exercise Price of Option Award	Grant Date Fair Value (2)

Samuel A. Landy	01/08/10	10,900	$9.13	$3,052
Samuel A. Landy	01/08/10	14,100	8.30	4,935

(1)

These options expire 8 years from grant date.

(2)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model: expected volatility of 22.37%; risk-free interest rate of 3.31%; dividend yield of 9.85%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

Restricted Stock

Under the 2003 Plan, the Compensation Committee determines the recipients of restricted stock award; the number of restricted shares to be awarded; the length of the restricted period of the award; the restrictions applicable to the award including, without limitation, the employment or retirement status of the participant; rules governing forfeiture and restrictions applicable to any sale, assignment, transfer, pledge or other encumbrance of the restricted stock during the restricted period; and the eligibility to share in dividends and other distributions paid to the Company’s stockholders during the restricted period. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant shall be 100,000.

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock made during the year ended December 31, 2010:

Name	Grant Date	Number of Shares of Restricted Stock	Grant Date Fair Value per Share	Grant Date Fair Value

Eugene W. Landy	08/02/10	10,000	$11.51	$115,100
Samuel A. Landy	08/02/10	25,000	11.51	287,750
Michael P. Landy	08/02/10	10,000	11.51	115,100
Anna T. Chew	08/02/10	10,000	11.51	115,100
Allison Nagelberg	08/02/10	5,000	11.51	57,550

These awards vest over five years.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2010:

Option Awards					Restricted Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested	Market Value of Shares that have not Vested (2)

Eugene W. Landy					10,000	$102,000

Samuel A. Landy					25,000	$255,000
Samuel A. Landy	25,000	-0-	16.92	08/18/11
Samuel A. Landy	25,000	-0-	18.62	01/16/12
Samuel A. Landy	6,400	-0-	17.19	02/01/13
Samuel A. Landy	43,600	-0-	15.62	02/01/13
Samuel A. Landy	5,800	-0-	17.21	01/09/14
Samuel A. Landy	44,200	-0-	15.62	01/09/14
Samuel A. Landy	5,800	-0-	17.06	01/03/15
Samuel A. Landy	44,200	-0-	15.51	01/03/15
Samuel A. Landy	7,700	-0-	12.97	01/08/16
Samuel A. Landy	42,300	-0-	11.79	01/08/16
Samuel A. Landy	14,000	-0-	7.12	01/07/17
Samuel A. Landy	61,000	-0-	6.47	01/07/17
Samuel A. Landy	-0-	10,900	9.13	01/08/18
Samuel A. Landy	-0-	14,100	8.30	01/08/18

Anna T. Chew					10,000	$102,000
Anna T. Chew	10,000	-0-	15.00	08/25/11
Anna T. Chew	10,000	-0-	13.05	07/06/12
Anna T. Chew	10,000	-0-	15.05	07/18/13
Anna T. Chew	10,000	-0-	15.15	07/21/14
Anna T. Chew	10,000	-0-	14.21	07/19/15
Anna T. Chew	10,000	-0-	7.55	09/25/16

Option Awards					Restricted Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested	MarketValueof Shares that have not Vested (2)

Anna T. Chew	10,000	-0-	7.57	06/22/17

Michael P. Landy					10,000	$102,000
Michael P. Landy	10,000	-0-	14.21	07/19/15
Michael P. Landy	5,000	-0-	7.55	09/25/16
Michael P. Landy	5,000	-0-	7.57	06/22/17

Allison Nagelberg					5,000	51,000
Allison Nagelberg	5,000	-0-	14.21	07/19/15
Allison Nagelberg	5,000	-0-	7.55	09/25/16
Allison Nagelberg	5,000	-0-	7.57	06/22/17

(1)  These options are exercisable one year from date of grant, January 8, 2011.

(2)  Based on the closing price of our common stock on December 31, 2010 of $10.20.  Restricted stock awards vest over 5 years.

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

Potential Payments upon Termination of Employment or Change-in-Control

Under the terms of the employment agreements of the named executive officers, such named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control).  These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.    The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at December 31, 2010.

	Voluntary Resignation on 12/31/10	Termination Not for Cause or Good Reason on 12/31/10	Termination for Cause on 12/31/10	Termination Not for Cause or Good Reason (After a Change-in-Control) on 12/31/10	Disability or Death on 12/31/10

Eugene W. Landy	$450,000 (1)	$450,000 (1)	$450,000 (1)	$1,650,000 (2)	$525,000 (3)
Samuel A. Landy	330,000 (4)	330,000 (4)	330,000 (4)	330,000 (4)	330,000 (4)
Anna T. Chew	-0-	273,700 (4)	-0-	273,700 (4)	273,700 (4)
Allison Nagelberg	-0-	374,126 (5)	-0-	374,126 (5)	374,126 (5)

(1)

Consists of severance payments of $450,000, payable $150,000 per year for three years.

(2)

Mr. Landy shall receive a lump-sum payment of $1,200,000 in the event of a change in control, provided that the sale price of the Company is at least $16 per share of common stock.  In addition, if Mr. Landy’s employment agreement is terminated, he receives severance payments of $450,000, payable $150,000 per year for three years.

(3)

In the event of a disability, as defined in the agreement, Mr. Landy shall receive disability payments equal to his base salary for a period of three years.  He has a death benefit of $450,000 payable to Mr. Landy’s beneficiary.

(4)

Represents one year's salary.  The respective employment agreements provide for the greater of the salary due under the remaining term of the agreement or one year.  The respective employment agreements also provide for death benefits of the same amount.

(5)

Represents two year's salary.  Ms. Nagelberg's employment agreement provides for the greater of the salary due under the remaining term of the agreement or one year.  Her employment agreement also provide for death benefits of the same amount.

(6)

Michael P. Landy is an employee of MREIC.

The Company retains the discretion to compensate any officer upon any future termination of employment or change-in control.

Director Compensation

Prior to July 1, 2010, Directors received a fee of $1,500 for each Board meeting attended, $500 for each Board phone meeting and an additional fixed annual fee of $10,000, payable $2,500 quarterly.   Directors appointed to house committees received $150 for each meeting attended.  Those specific committees are Compensation Committee, Audit Committee and Nominating Committee.

Effective July 1, 2010, Directors receive a fee of $2,250 for each Board meeting attended, $500 for each Board phone meeting, and an additional fixed annual fee of $15,000 payable quarterly.  Directors appointed to board committees receive $500 for each meeting attended.

The following table sets forth a summary of director compensation for the year ended December 31, 2010:

	Fees Earned or Paid in Cash
Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Total

Ernest Bencivenga (1)	$13,750	$6,000	$-0-	$19,750
Anna T. Chew	13,750	7,500	-0-	21,250
Charles Kaempffer (1)	13,750	4,500	1,000	19,250
Eugene W. Landy	13,750	7,500	-0-	21,250
Samuel A. Landy	13,750	7,500	-0-	21,250
James E. Mitchell (2)	13,750	7,500	1,600	22,850
Richard H. Molke (2)	13,750	7,500	1,600	22,850
Eugene Rothenberg (2)	13,750	7,500	1,600	22,850
Stephen B. Wolgin (2)	13,750	7,500	1,600	22,850

Total	$123,750	$63,000	$7,400	$194,150

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

Pension Benefits and Nonqualified Deferred Compensation Plans

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

The following table lists information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2010 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2010 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Wells Fargo and Company 420 Montgomery Street San Francisco, CA 94104	1,019,005 (3)	7.44%
Monmouth Real Estate Investment Corporation	500,467(4)	3.65%
Anna T. Chew	188,511(5)	1.37%
Eugene W. Landy	1,224,709(6)	8.94%
Samuel A. Landy	616,024(7)	4.38%
Michael P. Landy	220,214(8)	1.60%
James E. Mitchell	178,532(9)	1.30%
Richard H. Molke	109,656(10)	*
Allison Nagelberg	21,615(11)	*
Eugene D. Rothenberg	84,697(12)	*
Stephen B. Wolgin	7,011(13)	*
Directors and Officers as a Group * Less than 1%	2,625,969	18.58%

___________________________

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on December 31, 2010 which was 13,701,625 Shares.

(3)

Based on Schedule 13G as of December 31, 2010, filed by Wells Fargo and Company the company owns 1,019,005 shares.  This filing with the SEC by Wells Fargo and Company indicates that Wells Fargo and Company has sole voting power for 963,592 shares and sole dispositive power for 1,019,005 with respect to those shares.

(4)

Based on Schedule Form 4A filed on February 2, 2011, filed with the SEC by Monmouth Real Estate Investment Corporation, which indicates that Monmouth Real Estate Investment Corporation has sole voting and dispositive power as of December 31, 2010, with respect to 500,467 shares.

(5)

Includes (a) 106,742 shares owned jointly with Ms. Chew’s husband, (b) 11,769 shares held in Ms. Chew’s 401(k) Plan, and (c) 70,000 shares issuable upon exercise of stock options.

(6)

Includes (a) 144,693 shares owned by Mr. Landy’s wife, (b) 172,608 shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 65,913 shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote, (e) 50,000 shares held in the Eugene W. Landy Charitable Lead Annuity Trust, a charitable trust for which Mr. Landy has power to vote, (f) 100,000 shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote, (g) 9,585 shares held in Windsor Industrial Park Associates for which Mr. Landy has power to vote, and (h) 11,559 shares held in Juniper Plaza Associates for which Mr. Landy has power to vote.

(7)

Includes (a) 35,127 shares owned jointly with Mr. Landy’s wife, (b) 13,241 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 6,221 shares in the Samuel Landy Limited Partnership, (d) 21,789 shares held in Mr. Landy’s 401(k) Plan, and (e) 350,000 shares issuable upon exercise of stock options.

(8)

Includes (a) 10,001 shares owned by Mr. Landy’s wife, (b) and 37,086 shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, and (c) 20,000 shares issuable upon exercise of  stock options.

(9)

Includes 136,564 shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.

(10)

Includes 50,563 shares owned by Mr. Molke’s wife.

(11)

Includes 15,000 shares issuable upon exercise of stock options.

  (12)

Includes 56,878 shares held by Rothenberg Investments, Ltd. in which Dr. Rothenberg has a beneficial interest.

  (13)

Includes 774 shares in custodial accounts for Mr. Wolgin’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.

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

PKF served as the Company’s independent  registered public accounting firm for the years ended December 31, 2010, 2009 and 2008.  The following are fees billed by and accrued to PKF in connection with services rendered:

	2010	2009

Audit Fees	$135,500	$131,000
Audit Related Fees	15,900	3,590
Tax Fees	40,000	42,444
All Other Fees	-0-	-0-
Total Fees	$191,400	$177,034

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

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF’s independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) (1)		The following Financial Statements are filed as part of this report.
			Page(s)

	(i)	(a) Report of Independent Registered Public Accounting Firm	58

	(ii)	Consolidated Balance Sheets as of December 31, 2010 and 2009	59

	(iii)	Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008	60

	(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008	61-62

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	63

	(vi)	Notes to Consolidated Financial Statements	64-88

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation	89-92

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

2.1

Agreement and Plan of Merger dated as of June 23, 2003.  (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)		Articles of Incorporation and By-Laws:

3.1

Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2

Bylaws of UMH Properties, Inc. (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

	3.3	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

	3.4	Amendment to Bylaws (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2008, Registration No. 001-12690).

Exhibit No.		Description

(10)		Material Contracts:

	10.1	401(k) Plan Document and Adoption Agreement effective April 1, 1992 (incorporated by reference to the Company’s 1992 Form 10-K as filed with the Securities and Exchange Commission on March 9, 1993).

10.2

Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.3

Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.4

Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008  (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.5

Employment Agreement with Mr. Samuel A. Landy effective January 1, 2009 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 30, 2009, Registration No. 001-12690).

10.6

Employment Agreement with Ms. Anna T. Chew effective January 1, 2009 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2009, Registration No. 001-12690).

10.7

Employment Agreement with Ms. Allison Nagelberg effective January 1, 2010 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 6, 2010, Registration No. 001-12690).

10.8

Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on October 4, 2010, Registration No. 333-169-745).

10.9

UMH Properties, Inc. 2003 Stock Option and Stock Award Plan, as amended and restated (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 001-12690).

(14)		Code of Business Conduct and Ethics (incorporated by reference to the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004, Registration No. 001-12690).

(21)		Subsidiaries of the Registrant.

(23.2)		Consent of PKF LLP.

(31.1)		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Audit Committee Charter, as amended January 16, 2008 (incorporated by reference to the Company’s 2008 Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 8, 2008, Registration No. 001-12690).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UMH Properties, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ PKF LLP
New York, New York
March 9, 2011

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

- ASSETS -	2010	2009

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 15,987,214	$ 13,300,614
Site and Land Improvements	124,836,496	90,286,589
Buildings and Improvements	4,658,017	4,046,622
Rental Homes and Accessories	23,108,345	17,684,586
Total Investment Property	168,590,072	125,318,411
Equipment and Vehicles	8,291,216	7,626,801
Total Investment Property and Equipment	176,881,288	132,945,212
Accumulated Depreciation	(61,142,288)	(56,936,558)
Net Investment Property and Equipment	115,739,000	76,008,654

OTHER ASSETS
Cash and Cash Equivalents	5,661,020	4,519,785
Securities Available for Sale	28,757,477	31,824,277
Inventory of Manufactured Homes	10,574,240	8,016,210
Notes and Other Receivables, net	21,599,080	21,565,242
Unamortized Financing Costs	1,060,052	805,961
Prepaid Expenses	736,073	648,295
Land Development Costs	4,653,573	4,583,116
Total Other Assets	73,041,515	71,962,886

TOTAL ASSETS	$188,780,515	$147,971,540

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$ 90,815,777	$ 70,318,950
OTHER LIABILITIES
Accounts Payable	748,477	310,165
Loans Payable	22,236,163	18,665,040
Accrued Liabilities and Deposits	2,269,892	2,174,416
Tenant Security Deposits	782,453	531,107
Total Other Liabilities	26,036,985	21,680,728
Total Liabilities	116,852,762	91,999,678

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 13,701,625 and 12,081,452 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,370,163	1,208,145
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	64,775,002	53,217,203
Accumulated Other Comprehensive Income	6,450,381	2,214,307
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	71,927,753	55,971,862

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$188,780,515	$147,971,540

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED December 31, 2010, 2009 and 2008

	2010	2009	2008

INCOME:
Rental and Related Income	$ 27,877,470	$ 26,491,999	$ 25,542,745
Sales of Manufactured Homes	6,133,494	5,527,253	9,560,912

Total Income	34,010,964	32,019,252	35,103,657

EXPENSES:
Community Operating Expenses	14,870,694	13,200,885	13,083,959
Cost of Sales of Manufactured Homes	5,721,977	5,060,631	8,225,464
Selling Expenses	1,718,719	1,198,921	1,381,135
General and Administrative	3,245,853	3,115,501	3,239,882
Acquisition Costs	447,577	-0-	-0-
Depreciation Expense	4,516,026	4,082,124	4,072,570
Amortization of Financing Costs	210,054	253,020	183,464

Total Expenses	30,730,900	26,911,082	30,186,474

OTHER INCOME (EXPENSE):
Interest and Dividend Income	4,579,668	4,584,917	4,318,512
Gain (Loss) on Securities Transactions, net	3,931,880	(1,804,146)	(2,860,804)
Other Income	68,843	76,172	95,035
Interest Expense	(5,183,296)	(4,455,332)	(4,957,437)

Total Other Income (Expense)	3,397,095	(1,598,389)	(3,404,694)

Income Before Gain (Loss) on Sales of Investment Property and Equipment	6,677,159	3,509,781	1,512,489
Gain (Loss) on Sales of Investment Property and Equipment	(8,244)	179,607	14,661

Net Income	$ 6,668,915	$ 3,689,388	$ 1,527,150

Net Income Per Share:
Basic	$ .52	$ .32	$ .14
Diluted	$ .52	$ .32	$ .14

Weighted Average Shares Outstanding:
Basic	12,767,904	11,412,536	10,876,840
Diluted	12,822,644	11,417,664	10,882,688

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED December 31, 2010, 2009 and 2008

				Accumulated
			Additional	Other
	Common Stock Issued		Paid-In	Comprehensive
	Number	Amount	Capital	Income (Loss)

Balance December 31, 2007	10,737,206	$1,073,721	$54,631,309	$(1,042,104)

Common Stock Issued with the DRIP*	284,528	28,452	2,313,734	-0-
Distributions	-0-	-0-	(7,059,020)	-0-
Stock Compensation Expense	-0-	-0-	72,658	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	(4,629,257)

Balance December 31, 2008	11,021,734	1,102,173	49,958,681	(5,671,361)

Common Stock Issued with the DRIP*	1,059,718	105,972	7,753,113	-0-
Distributions	-0-	-0-	(4,530,874)	-0-
Stock Compensation Expense	-0-	-0-	36,283	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	7,885,668

Balance December 31, 2009	12,081,452	1,208,145	53,217,203	2,214,307

Common Stock Issued with the DRIP*	1,560,173	156,018	14,010,342	-0-
Common Stock Issued through Restricted Stock Awards	60,000	6,000	(6,000)
Distributions	-0-	-0-	(2,547,547)	-0-
Stock Compensation Expense	-0-	-0-	101,004	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	4,236,074

Balance December 31, 2010	13,701,625	$1,370,163	$64,775,002	$6,450,381

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED

FOR THE YEARS ENDED December 31, 2010, 2009 and 2008

	Undistributed
	Income	Total
	(Accumulated	Shareholders’	Comprehensive
	Deficit)	Equity	Income (Loss)

Balance December 31, 2007	($667,793)	$53,995,133

Common Stock Issued with the DRIP*	-0-	2,342,186
Distributions	(1,527,150)	(8,586,170)
Stock Compensation Expense	-0-	72,658
Net Income	1,527,150	1,527,150	$1,527,150
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	(4,629,257)	(4,629,257)

Balance December 31, 2008	(667,793)	44,721,700	($3,102,107)

Common Stock Issued with the DRIP*	-0-	7,859,085
Distributions	(3,689,388)	(8,220,262)
Stock Compensation Expense	-0-	36,283
Net Income	3,689,388	3,689,388	$3,689,388
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	7,885,668	7,885,668

Balance December 31, 2009	(667,793)	55,971,862	$11,575,056

Common Stock Issued with the DRIP*	-0-	14,166,360
Common Stock Issued through Restricted Stock Awards	-0-	-0-
Distributions	(6,668,915)	(9,216,462)
Stock Compensation Expense	-0-	101,004
Net Income	6,668,915	6,668,915	$6,668,915
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	4,236,074	4,236,074

Balance December 31, 2010	($667,793)	$71,927,753	$10,904,989

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2010, 2009 and 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 6,668,915	$ 3,689,388	$ 1,527,150
Non-Cash Adjustments:
Depreciation	4,516,026	4,082,124	4,072,570
Amortization of Financing Costs	210,054	253,020	183,464
Stock Compensation Expense	101,004	36,283	72,658
Provision for Uncollectible Notes and Other Receivables	471,815	332,907	332,772
(Gain) Loss on Securities Transactions, net	(3,931,880)	1,804,146	2,860,804
(Gain) Loss on Sales of Investment Property & Equipment	8,244	(179,607)	(14,661)

Changes in Operating Assets and Liabilities -
Inventory of Manufactured Homes	(2,558,030)	1,443,714	1,393,900
Notes and Other Receivables	298,247	699,521	(2,173,446)
Prepaid Expenses	(87,778)	(168,932)	95,396
Accounts Payable	438,312	(304,087)	913
Accrued Liabilities and Deposits	95,476	(333,335)	(82,587)
Tenant Security Deposits	251,346	(46)	(1,047)
Net Cash Provided by Operating Activities	6,481,751	11,355,096	8,267,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(37,279,400)	-0-	-0-
Purchase of Investment Property and Equipment	(7,944,034)	(3,997,902)	(4,688,991)
Proceeds from Sales of Investment Property and Equipment	329,567	638,642	702,221
Additions to Land Development Costs	(235,106)	(761,764)	(2,413,085)
Purchase of Securities Available for Sale	(6,019,906)	(8,306,684)	(6,844,520)
Settlement of Futures Transactions	-0-	-0-	(304,088)
Proceeds from Sales of Securities Available for Sale	17,254,660	4,139,001	1,606,706
Net Cash Used by Investing Activities	(33,894,219)	(8,288,707)	(11,941,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	22,478,250	18,637,500	20,200,000
Net Proceeds from Short-Term Borrowings	3,571,123	-0-	6,588,821
Principal Payments of Mortgages and Loans	(1,981,423)	(19,217,979)	(15,996,805)
Financing Costs on Debt	(464,145)	(388,198)	(312,887)
Proceeds from Issuance of Common Stock	12,791,029	6,703,498	1,144,735
Dividends Paid, net of Reinvestments	(7,841,131)	(7,064,675)	(7,388,719)
Net Cash Provided (Used) by Financing Activities	28,553,703	(1,329,854)	4,235,145

NET INCREASE IN CASH	1,141,235	1,736,535	561,274
CASH & CASH EQUIVALENTS – BEGINNING	4,519,785	2,783,250	2,221,976
CASH & CASH EQUIVALENTS – ENDING	$ 5,661,020	$ 4,519,785	$ 2,783,250

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST

UMH Properties, Inc. (the Company) owns and operates thirty-five manufactured home communities containing approximately 8,000 sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. Inherent in the operation of manufactured home communities is site vacancies.  S&F was established to fill these vacancies and potentially enhance the value of the communities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

The Company owns and operates thirty-five manufactured home communities containing approximately 8,000 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Cedarcrest	Vineland, New Jersey
Cranberry Village	Cranberry Township, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
D& R Village	Clifton Park, New York
Fairview Manor	Millville, New Jersey
Forest Park Village	Cranberry Township, Pennsylvania
Heather Highlands	Pittston, Pennsylvania
Highland Estates	Kutztown, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Maple Manor	Taylor, Pennsylvania
Memphis Mobile City	Memphis, Tennessee
Moosic Heights	Avoca, Pennsylvania
Oakwood Lake Village	Tunkhannock, Pennsylvania
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

River Valley Estates	Marion, Ohio
Sandy Valley Estates	Magnolia, Ohio
Southwind Village	Jackson, New Jersey
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Sunny Acres	Somerset, Pennsylvania
Spreading Oaks Village	Athens, Ohio
Suburban Estate	Greensburg, Pennsylvania
Waterfalls Village	Hamburg, New York
Weatherly Estates	Lebanon, Tennessee
Woodlawn Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Wood Valley	Caledonia, Ohio

Basis of Presentation

The Company prepares its financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (GAAP).  The Company’s subsidiaries are all 100% wholly-owned.  The consolidated financial statements of the Company include all of these subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company does not have a majority or minority interest in any other Company, either consolidated or unconsolidated.

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

Acquisitions

The Company accounts for acquisitions in accordance with Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805).  Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes.  The Company allocates the purchase price of an acquired property generally determined by third-party appraisal of the property obtained in conjunction with the purchase.

Effective January 1, 2009 with the adoption of ASC 805, transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are expensed as incurred.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized on a straight-line basis over the term of the related obligations, which is not materially different than the effective interest method.  Unamortized costs are charged to expense upon prepayment of the obligation.  As of December 31, 2010 and 2009, accumulated amortization amounted to $680,344 and $778,809, respectively.  The Company estimates that aggregate amortization expense will be approximately $268,000 for 2011, $221,000 for 2012, $188,000 for 2013, $77,000 for 2014 and $72,000 for 2015.

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

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  held-to-maturity, trading and available-for-sale.  As of December 31, 2010 and 2009, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Derivative Instruments and Hedging Activities

The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows.  The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt.  The Company does not enter into derivative instruments for speculative purposes.  The Company had entered into various interest rate swap agreements that had the effect of fixing interest rates relative to specific mortgage loans.  The Company’s interest rate swap agreements were based upon 30-day LIBOR.  The scheduled maturity dates, payment dates and the notional amounts of the interest rate swap agreements coincided with those of the underlying mortgages.  As of December 31, 2010, there were no interest rate swap agreements outstanding.

These interest rate swaps did not qualify for hedge accounting under ASC 815-10, Derivatives and Hedging, which therefore resulted in all fair value adjustments to the carrying value of the derivatives being recorded as a component of current period earnings.  The Company has recorded as a reduction (addition) to interest expense, non-cash fair value adjustments of $-0-, $390,934 and ($327,203) for the years ended December 31, 2010, 2009 and 2008, respectively, based upon the change in fair value of the Company’s interest rate swaps.  This non-cash valuation adjustment was not settled for cash since the Company did not terminate the swap prior to maturity.

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

Accounts, Notes and Other Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or lease agreements.  The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Total notes receivables at December 31, 2010 and 2009 was $20,660,274 and $21,249,104, respectively.  At December 31, 2010 and 2009, the reserves for uncollectible accounts, notes and other receivables were $873,694 and $1,239,409, respectively.  For the years ended December 31, 2010, 2009 and 2008, the provisions for uncollectible notes and other receivables were $471,815, $332,907 and $332,772, respectively.  Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2010, 2009 and 2008 amounted to $837,530, $520,464 and $398,457, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly.  The average interest rate on these loans is 9.9%.  The average maturity is approximately 10 years.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured home sites.  The Company also owns approximately 800 rental units which are rented to residents.  Rental and related income is recognized on the accrual basis.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (12,767,904, 11,412,536 and 10,876,840 in 2010, 2009 and 2008, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (12,822,644, 11,417,664 and 10,882,688 in 2010, 2009 and 2008, respectively) (See Note 6).  Options in the amount of 54,740, 5,128 and 5,848 for 2010, 2009 and 2008, respectively, are included in the diluted weighted average shares outstanding.  As of December 31, 2010, 2009 and 2008, options to purchase 518,000, 594,000 and 476,000 shares, respectively, were antidilutive.

Stock Option Plans

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $101,004, $36,283 and $72,658 have been recognized in 2010, 2009 and 2008, respectively.  Included in Note 6 to these consolidated financial statements are the assumptions and methodology.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) consists of the change in unrealized gains or losses on securities available for sale.  Comprehensive income is presented in the consolidated statements of shareholders’ equity and comprehensive income.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009.  In February 2010, the FASB issued Accounting Standards Update

(ASU) 2010-09, Subsequent   Events:  Amendments to Certain   Recognition   and   Disclosure Requirements.  This ASU retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued.  ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC Topic 310, “Receivables,” which will require significant new disclosures about the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of financing receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new and amended disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We do not expect that the adoption of ASU 2010-29 will have a material impact on our financial position, results of operations or cash flows.

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

On December 15, 2010, the Company acquired five manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $24,250,000.  The purchase price also included related notes receivables, rental homes and equipment.  Proceeds from homes sold prior to acquisition of approximately $147,400 have been treated as a reduction in the purchase price.  These five all-age communities, Brookside Village, Maple Manor, Moosic Heights, Oakwood Lake Village and Pleasant View Estates, total 824 sites situated on 215 acres.  The average occupancy for these communities is approximately 86%.  The Company obtained a $15,000,000 mortgage from KeyBank National Association (KeyBank), borrowed $3,000,000 on its unsecured line of credit, and took down the balance from its margin line.  Interest on the KeyBank mortgage is at LIBOR plus 350 basis points.  This mortgage payable is due on December 15, 2013 but may be extended for an additional year.

Included in the Company’s Consolidated Statements of Income for the year ended December 31, 2010 is the following income and expense items relating to the above acquisitions since the acquisition date:

Rental and Related Income	$932,000
Community Operating Expenses	257,000
Net Income	(58,000)

See Note 15 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Accounting Standards Codification (ASC) 805-10, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”.  Accordingly, acquisition costs incurred, which would have previously been capitalized, are expensed currently.  The Company has recognized $447,577 in professional fees and other acquisition costs in our results of operations for the year ended December 31, 2010.

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2010	December 31, 2009

Site and Land Improvements	$ 46,725,262	$ 43,684,178
Buildings and Improvements	2,365,168	2,259,075
Rental Homes and Accessories	4,860,443	4,169,545
Equipment and Vehicles	7,191,415	6,823,760

Total Accumulated Depreciation	$ 61,142,288	$ 56,936,558

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of debt securities and common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

As of December 31, 2010 and 2009, the Company’s securities are all classified as available-for-sale.  See Note 13 for Fair Value Measurements.

The following is a listing of securities available for sale at December 31, 2010:

		Interest	Number of		Market
	Series	Rate	Shares	Cost	Value

Equity Securities:

Preferred Stock:
American Land Lease, Inc. (2)	A	7.750%	44,600	$363,490	$869,700
CapLease Inc.	A	8.125%	14,000	293,473	344,400
CommonWealth REIT	D	6.500%	78,000	1,034,367	1,708,972
Developers Diversified Realty Corporation	I	7.500%	4,000	43,755	95,280
FelCor Lodging Trust Incorporated (2)	A	7.800%	35,200	328,023	878,240
FelCor Lodging Trust Incorporated (2)	C	8.000%	29,000	239,373	719,490
iStar Financial Inc.	E	7.875%	21,000	80,640	371,070
Lexington Realty Trust	B	8.050%	19,000	354,419	479,750
MPG Office Trust, Inc. (3)	A	7.625%	12,000	13,560	190,200
Parkway Properties, Inc.	D	8.000%	10,900	268,073	279,149
Vornado Realty Trust	D	7.875%	4,000	96,112	106,680

Total Preferred Stock				3,115,285	6,042,931

Common Stock:
AMB Property Corporation			10,000	235,811	317,100
Getty Realty Corp.			15,000	370,015	469,200
CommonWealth REIT			35,000	715,484	892,850
Monmouth Real Estate Investment Corporation (1)			1,608,407	13,336,308	13,671,456
Nobility Homes, Inc.			20,000	158,200	162,200
Pennsylvania Real Estate Investment Trust			240,000	2,038,600	3,487,200
ProLogis			50,000	542,609	722,000
Sun Communities, Inc.			84,000	1,638,045	2,798,040
Urstadt Biddle Properties Incorporated			10,000	156,739	194,500

Total Common Stock				19,191,811	22,714,546

Total Securities Available for Sale				$22,307,096	$28,757,477

(1)  Related entity – See Note 8.

(2)  Issuer suspended dividends during 2009, but has since resumed dividend payments.

(3)  Issuer suspended dividends during 2009.

The following is a listing of securities available for sale at December 31, 2009:

		Interest	Number of		Market
	Series	Rate	Shares	Cost	Value

Debt Securities:

Monmouth Capital Corporation (1)
Convertible Subordinated Debentures Matures 3/30/2015		8.000%	5,000,000	$5,000,000	$5,000,000
Vornado Realty LP Senior Unsecured Note
Matures 10/1/2039		7.875%	23,342	564,806	567,911

Total Debt Securities				5,564,806	5,567,911

Equity Securities:

Preferred Stock:
American Land Lease, Inc. (2)	A	7.750%	44,600	363,490	535,200
Biomed Realty	A	7.375%	7,500	129,905	174,000
Brandywine Realty Trust	D	7.375%	4,000	56,674	89,320
CapLease Inc.	A	8.125%	16,500	339,980	362,340
CBL & Associates Properties, Inc.	D	7.375%	2,000	28,245	38,610
CBL & Associates Properties, Inc.	C	7.750%	10,000	143,720	204,000
Cedar Shopping Centers	A	8.875%	1,900	36,445	45,525
Colonial Properties Trust	D	8.125%	1,500	28,373	34,050
Cousins Properties Trust	B	7.500%	6,000	86,110	124,500
Developers Diversified Realty Corporation	G	8.000%	9,500	95,242	190,000
Developers Diversified Realty Corporation	H	7.375%	15,000	221,888	278,250
Developers Diversified Realty Corporation	I	7.500%	11,500	174,584	214,015
Entertainment Properties Trust	D	7.375%	8,000	158,304	162,399
Entertainment Properties Trust	B	7.750%	24,000	512,039	519,600
Entertainment Properties Trust	C	5.750%	4,000	59,901	66,200
Entertainment Properties Trust	E	9.000%	6,500	141,854	161,655
FelCor Lodging Trust Incorporated (2)	A	7.800%	25,200	194,684	273,921
FelCor Lodging Trust Incorporated (2)	C	8.000%	21,000	132,205	226,168
First Industrial Realty Trust, Inc.	J	7.250%	2,000	24,145	33,680
First Industrial Realty Trust, Inc.	K	7.250%	2,000	24,645	33,100
Glimcher Realty Trust	G	8.125%	18,500	176,621	320,050
Glimcher Realty Trust	F	8.75%	2,000	27,725	37,120
HCP, Inc.	E	7.250%	5,000	94,172	115,400
Hospitality Properties Trust	B	8.875%	20,000	401,958	486,600
HRPT Properties Trust	B	8.750%	2,335	58,375	56,974
HRPT Properties Trust	D	6.500%	78,000	1,034,367	1,396,200
HRPT Properties Trust	C	7.130%	2,000	30,845	40,396
iStar Financial Inc.	E	7.875%	21,000	80,640	153,088
LaSalle Hotel Properties	E	8.000%	3,000	53,760	69,195
LaSalle Hotel Properties	D	7.500%	26,500	448,356	580,350
Lexington Realty Trust	B	8.050%	29,800	624,419	618,648
Lexington Realty Trust	C	6.500%	5,000	93,923	169,850
Lexington Realty Trust	D	7.550%	4,000	38,135	72,960
Maguire Properties, Inc. (2)	A	7.625%	12,000	13,560	84,000
Prologis Trust	G	6.750%	13,400	175,176	275,303

		Interest	Number of		Market
	Series	Rate	Shares	Cost	Value

Prologis Trust	F	6.750%	1,000	16,865	21,300
PS Business Parks	M	7.200%	458	7,971	10,163
PS Business Parks	H	7.000%	1,500	25,535	32,640
Regency Centers Corp	E	6.700%	3,000	56,670	65,310
Vornado Realty Trust	I	6.625%	3,000	48,768	66,120

Total Preferred Stock				6,460,274	8,438,200

Common Stock:
Brandywine Realty Trust			13,000	41,450	148,200
CapLease, Inc.			44,909	133,557	196,701
CBL & Associates Properties, Inc.			15,453	69,746	149,431
Champion Enterprises			30,000	1,317	1,317
Colonial Properties Trust			13,000	53,731	152,490
Duke Realty Corp			3,000	27,823	36,510
FelCor Lodging Trust Incorporated			31,000	80,857	111,600
First Industrial Realty Trust, Inc.			12,000	35,540	62,760
Fleetwood Enterprises			90,000	-0-	205
Franklin Street Properties			40,000	517,839	584,400
Glimcher Realty Trust			14,000	23,460	37,800
Hospitality Properties Trust			12,000	144,000	284,520
HRPT Properties Trust			40,000	127,600	258,800
Lasalle Hotel Properties			10,000	94,030	212,300
Monmouth Real Estate Investment Corporation (1)			1,572,373	12,952,036	11,682,732
Nobility Homes, Inc.			20,000	158,200	209,000
Pennsylvania Real Estate Investment Trust			240,000	1,485,663	2,030,400
Sun Communities, Inc.			84,000	1,638,041	1,659,000

Total Common Stock				17,584,890	17,818,166

Total Equity Securities				24,045,164	26,256,366

Total Securities Available for Sale				$29,609,970	$31,824,277

(1)  Related entity – See Note 8.

(2)  Issuer suspended dividend during 2009.

On July 31, 2007, Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC), both related entities to the Company, completed a strategic combination whereby a wholly-owned subsidiary of MREIC merged with and into MCC, and MCC survived as a wholly-owned subsidiary of MREIC.  Each outstanding share of MCC’s common stock was converted into and exchanged for 0.655 shares of MREIC’s common stock.  At the time of the merger, the Company had 107,403 shares of MCC common stock which was converted and exchanged for 70,349 shares of MREIC’s common stock.  Additionally, the Company’s $1,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2013 (2013 debenture) was convertible into MREIC common stock at an adjusted conversion price of $9.16 per share, and the Company’s $5,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2015 (2015 debenture) was convertible into MREIC common stock at an adjusted conversion price of $11.45 per share.  The 2013 debenture was repurchased by MREIC on October 10, 2009, at par.  The 2015 debenture was repurchased by MREIC on December 13, 2010, at par.

On September 13, 2007, the Company purchased 1,000,000 shares of MREIC common stock from Palisade Concentrated Equity Partnership, L.P.(Palisade), an unrelated entity.  The total consideration for the purchase was $8,500,000.  On November 23, 2007, the Company purchased an additional 325,704 shares of MREIC common stock from Palisade for a total consideration of $2,768,484.  The Company has also purchased additional shares of MREIC common stock through MREIC’s Dividend Reinvestment and Stock Purchase Plan.  The Company now owns a total of 1,608,407 shares of MREIC common stock, representing 4.7% of the total shares outstanding at December 31, 2010.

During the years ended December 31, 2010, 2009 and 2008, the Company received proceeds of $17,254,660, $4,139,001 and $1,606,706, on sales or redemptions of securities available for sale, respectively.  The Company recorded the following Gain (Loss) on Securities Transactions, net:

	2010	2009	2008

Gross realized gains	$3,970,927	$ 706,833	$ 22,379
Gross realized losses	(39,047)	(602,181)	(30,965)
Net loss on closed futures contracts	-0-	-0-	(304,088)
Impairment loss	-0-	(1,908,798)	(2,548,130)

Total Gain (Loss) on Securities Transactions, net	$3,931,880	($1,804,146)	($2,860,804)

The Company had no securities that were considered temporarily impaired at December 31, 2010.

During 2008, the Company invested in futures contracts of ten-year treasury notes with a notional amount of $9,000,000 with the objective of reducing the exposure of the preferred equity and debt securities portfolio to interest rate fluctuations and the risk of rolling over the fixed rate debt at higher rates.  Changes in the market value of these derivatives have been recorded in gain (loss) on securities transactions, net with corresponding amounts recorded in other assets or other liabilities on the balance sheet.  In May 2008, the Company settled its position in these futures contracts and no longer invests in them.  During 2008, the Company recorded a loss of $304,088 on settled futures contracts.

During 2009 and 2008, the Company recognized a loss of $1,908,798 and $2,548,130, respectively, due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.  As of December 31, 2010, the securities portfolio had unrealized net gains of $6,450,381.

Dividend income for the years ended December 31, 2010, 2009 and 2008 amounted to $1,762,609, $1,952,862 and $1,619,857, respectively.  Interest income for the years ended December 31, 2010, 2009 and 2008 amounted to $2,817,059, $2,632,055 and $2,698,655, respectively.

The Company had margin loan balances of $5,185,212 and $2,337,990 at December 31, 2010 and 2009, respectively, which were collateralized by the Company’s securities portfolio.  Additionally, the Company also has a $2,500,000 loan with Two River Community Bank collateralized by 875,000 shares of Monmouth Real Estate Investment Corporation common stock as of December 31, 2010 and $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures as of December 31, 2009 (See Note 5).

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company purchases securities on margin.  The interest rates charged on the margin loans at December 31, 2010 and 2009 was 2%.  These loans are due on demand.  At December 31, 2010 and 2009, the margin loans amounted to $5,185,212 and $2,337,990, respectively, and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

The Company has a $7,500,000 revolving credit agreement with GE Commercial Distribution Finance Corporation (GE) (formerly Transamerica Commercial Finance Corporation) to finance inventory purchases.  The interest rate varies from LIBOR plus 710 basis points for each advance to LIBOR plus 835 basis points after eighteen months, with a minimum LIBOR rate of 1%.  The weighted average interest rate at December 31, 2010 and 2009 was 7.9% and 8.9%, respectively.  This agreement originally terminated April 25, 2003, but automatically renews on an annual basis.  Advances under this line of credit are secured by the manufactured homes for which the advances were made.  As of December 31, 2010 and 2009, the amount outstanding with GE was $3,450,951 and $2,367,050, respectively.

The Company has a $2,500,000 loan with Two River Community Bank.  The interest on this loan is 6.75%.  This loan was due on November 8, 2010, but was extended to October 31, 2011.  This loan is collateralized by 875,000 shares of Monmouth Real Estate Investment Corporation common stock as of December 31, 2010 and $5,000,000 Monmouth Capital Corporation 8% convertible subordinated debentures as of December 31, 2009.

On April 28, 2008, the Company closed on a revolving line of credit with Sun National Bank with a maximum availability of $10,000,000.  Interest under this line is at the prime rate which is currently 3.25%.  This revolving line of credit has a maturity date of April 1, 2011 and is secured by the Company's eligible notes receivables.  As of December 31, 2010 and 2009, the amount outstanding on this revolving line of credit was $8,100,000 and $8,460,000, respectively.

Unsecured Lines of Credit

During 2010, the Company modified and extended its $5,000,000 unsecured line of credit with Bank of America.  The interest rate was modified from LIBOR plus 350 basis points to LIBOR plus 400 basis points.  As of December 31, 2010 and 2009, $3,000,000 of this line of credit was utilized.  The interest rate charged at December 31, 2010 and 2009 was 4.26% and 4.73%, respectively.  This line of credit expires on June 1, 2011.

Mortgages Payable

The following is a summary of mortgages payable:

	At December 31, 2010		Balance at December 31,
Property	Due Date	Interest Rate	2010	2009

Allentown	12/01/11	6.36%	$ 4,676,776	$ 4,831,678
Cranberry Village	12/01/18	6.8%	3,080,764	3,165,203
D & R Village and Waterfalls Village	02/27/13	5.614%	7,950,165	8,214,028
Fairview Manor	02/01/17	5.785%	10,893,447	11,056,385
Forest Park Village	12/01/18	6.8%	3,080,764	3,165,203
Heather Highlands	08/28/18	Prime + 0.5%	2,109,877	2,357,300
Highland Estates	09/01/17	6.175%	10,028,889	10,161,757
Oxford Village	01/01/20	5.94%	7,998,109	8,137,500
Port Royal Village	04/01/12	7.36%	4,830,956	4,911,050
Sandy Valley Estates	07/01/12	LIBOR + 4.0%	2,238,046	2,426,971
Somerset Estates/Whispering Pines	02/26/19	8.04%	1,321,089	1,446,640
Southwind Village	01/01/20	5.94%	6,388,658	6,500,000
Suburban Estates and Sunny Acres	06/01/20	6.5%	7,368,234	-0-
Weatherly Estates	05/28/14	Prime + 2%	3,850,003	3,945,235
Various (5 properties)	12/15/13	LIBOR + 3.5%	15,000,000	-0-

Total Mortgages	Payable		$90,815,777	$70,318,950

At December 31, 2010 and 2009, mortgages were collateralized by real property with a carrying value of $105,019,668 and $77,856,996, respectively, before accumulated depreciation and amortization.  Interest costs amounting to $309,000, $273,231 and $315,985 were capitalized during 2010, 2009 and 2008, respectively, in connection with the Company’s expansion program.

Recent Financing

On May 28, 2009, the Company obtained a $4,000,000 mortgage on Weatherly Estates from Clayton Bank.  This mortgage payable is due on May 28, 2014 with interest at prime plus 2%, but not less than 7% nor more than 14%.  The interest rate at December 31, 2010 was 7%.  Proceeds from this mortgage were primarily used to pay down our margin loans.

On December 18, 2009, the Company obtained two mortgages, $8,137,500 on Oxford Village and $6,500,000 on Southwind Village, from Wells Fargo Bank.  These mortgages payable are due on January 1, 2020 with interest fixed at 5.94%.  Proceeds were primarily used to pay off the existing mortgage on four properties.

During 2010, the Company modified and extended its mortgage on Sandy Valley Estates. The interest rate was modified from LIBOR plus 450 basis points to LIBOR plus 400 basis points.  The interest rate at December 31, 2010 was 4.26%.  The maturity was extended to July 1, 2012.

On June 4, 2010, the Company entered into a $7,478,250 mortgage from Sun National Bank for the acquisition of Suburban Estates and Sunny Acres.  This mortgage is at a fixed rate of 6.5% and matures on June 1, 2020.  The interest rate will reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 3%.

On December 15, 2010, the Company obtained a $15,000,000 mortgage from KeyBank National Association for the acquisition of Brookside Village, Maple Manor, Moosic Heights, Oakwood Lake Village and Pleasant View Estates.  Interest on this mortgage is at LIBOR plus 350 basis points.  The interest rate at December 31, 2010 was 3.76%.  This mortgage payable is due on December 15, 2013 but may be extended for an additional year.

The aggregate principal payments of all mortgages payable are scheduled as follows:

2011	$ 6,519,441
2012	6,375,452
2013	23,797,565
2014	4,899,212
2015	1,456,563
Thereafter	47,767,544

Total	$90,815,777

NOTE 6 – EMPLOYEE STOCK OPTIONS

On August 14, 2003, the shareholders approved and ratified the Company’s 2003 Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  On June 7, 2010, the shareholders approved and ratified an amendment and restatement of the Plan.  The amendment and restatement made two substantive changes:  (1) the inclusion of Directors as participants in the Plan, and (2) the ability to grant restricted stock to Directors, officers and key employees.  The amendment and restatement also made other conforming, technical and other nonsubstantive changes.  There was no change to the total number of shares subject to grant under the Plan.  The amendment and restatement also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.

Options or restricted stock may be granted any time as determined by the Company’s Compensation Committee up through August 14, 2013.  All options are exercisable one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  If options granted under the 2003 Plan expire or terminate for any reason without having been exercised in full, the Shares subject to, but not delivered under, such options shall become available for additional option grants under the 2003 Plan.

The Compensation Committee determines the recipients of restricted stock award; the number of restricted shares to be awarded; the length of the restricted period of the award; the restrictions applicable to the award including, without limitation, the employment or retirement status of the participant; rules governing forfeiture and restrictions applicable to any sale, assignment, transfer, pledge or other encumbrance of the restricted stock during the restricted period; and the eligibility to share in dividends and other distributions paid to the Company’s stockholders during the restricted period. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant shall be 100,000 shares.

              Unless otherwise provided for in an underlying restricted stock award agreement, if a participant’s status as an employee or director of the Company is terminated by reason of death or disability, the restrictions will lapse on such date.  Unless otherwise provided for in an underlying restricted stock award agreement, the Plan provides that if an individual’s status as an employee or director is terminated by reason of retirement following an involuntary termination (other than for “cause” as defined in the 2003 Plan), the restrictions will generally lapse, unless the restricted stock award is intended to constitute “performance based” compensation for purposes of Section 162(m) of the Internal Revenue Code.   If a participant’s status as an employee or director terminates for any other reason, the Plan provides that a participant will generally forfeit any outstanding restricted stock awards, unless otherwise indicated in the applicable award agreement.  Shares of restricted stock that are forfeited become available again for issuance under the 2003 Plan.  The Compensation Committee has the authority to accelerate the time at which the restrictions may lapse whenever it considers that such action is in the best interests of the Company and of its stockholders, whether by reason of changes in tax laws, a “change in control” as defined in the 2003 Plan or otherwise.

The Company accounts for stock options in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During the year ended December 31, 2010, fourteen employees were granted options to purchase a total of 111,000 shares.  During the year ended December 31, 2009, seventeen employees were granted options to purchase a total of 138,000 shares.  During the year ended December 31, 2008, fifteen employees were granted options to purchase a total of 100,000 shares.   The fair value of those options for the years ended December 31, 2010, 2009 and 2008 was approximately $66,000, $37,000 and $46,000, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2010	2009	2008

Dividend yield	8.85%	9.25%	8.13%
Expected volatility	23.59%	21.14%	18.52%
Risk-free interest rate	2.67%	2.62%	3.46%
Expected lives	8	8	8
Estimated forfeitures	-0-	-0-	-0-

No options were exercised during 2010, 2009 or 2008.  During the year ended December 31, 2010, options to six employees to purchase a total of 38,000 shares expired.  During the year ended December 31, 2009, options to two employees to purchase a total of 6,000 shares expired.

A summary of the status of the Company’s stock option plans as of December 31, 2010, 2009 and 2007 and changes during the years then ended are as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	658,000	$12.63	526,000	$14.08	426,000	$15.10
Granted	111,000	10.77	138,000	6.99	100,000	9.76
Exercised	-0-	-0-	-0-	-0-	-0-	-0-
Expired	(38,000)	12.83	(6,000)	10.60	-0-	-0-
Outstanding at end of year	731,000	12.33	658,000	12.63	526,000	14.08
Options exercisable at end of year	620,000		520,000		426,000
Weighted-average fair value of options granted during the year		$.60		$.27		$.46

The following is a summary of stock options outstanding as of December 31, 2010:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

08/18/03	1	25,000		16.92	08/18/11
08/25/03	7	26,000		15.00	08/25/11
01/16/04	1	25,000		18.62	01/16/12
07/06/04	7	30,000		13.05	07/06/12
02/01/05	1	43,600		15.62	02/01/13
02/01/05	1	6,400		17.19	02/01/13
07/18/05	9	34,000		15.05	07/18/13
01/09/06	1	44,200		15.62	01/09/14
01/09/06	1	5,800		17.21	01/09/14
07/21/06	9	34,000		15.15	07/21/14
01/03/07	1	44,200		15.51	01/03/15
01/03/07	1	5,800		17.06	01/03/15
07/19/07	12	51,000		14.21	07/16/15
09/20/07	2	7,000		13.19	09/20/15
01/08/08	1	42,300		11.79	01/08/16
01/08/08	1	7,700		12.97	01/08/16
09/25/08	14	50,000		7.55	09/25/16
01/07/09	1	14,000		7.12	01/07/17
01/07/09	1	61,000		6.42	01/07/17
03/03/09	1	3,000		5.42	03/03/17
06/22/09	15	60,000		7.57	06/22/17
01/08/10	1	10,900	*	9.13	01/08/18
01/08/10	1	14,100	*	8.30	01/08/18
07/27/10	12	80,000	*	11.40	07/27/18
08/11/10	1	6,000	*	11.23	08/11/18

		731,000

* Unexercisable

The aggregate intrinsic value of options granted at date of grant during 2010, 2009 and 2008 was $-0- since these options were granted at market price.  The weighted-average remaining contractual term of the above options was 4.5, 4.6 and 4.9 years as of December 31, 2010, 2009 and 2008, respectively.

Restricted Stock

In August 2010, the Company awarded 60,000 shares of common stock to 5 participants of the 2003 Plan.  The grant date fair value of restricted stock grants awarded to participants was $690,600.   As of December 31, 2010, there remained a total of $633,050 of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the 2003 plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 4.8 years.  For the year ended December 31, 2010, amounts charged to compensation expense totaled $57,550.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2010, and changes during the year ended December 31, 2010 are presented below:

	2010
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested at beginning of year	-0-	$-0-
Granted	60,000	11.51
Vested	-0-	-0-
Forfeited	-0-	-0-
Nonvested at end of year	60,000	$11.51

As of December 31, 2010, there were 735,188 shares available for grant under the 2003 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company’s 401(k) Plan (Plan).  Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $16,500, annually adjusted) and have it contributed to the Plan.  Employer contributions to the Plan are at the discretion of the Company.  During 2010, 2009 and 2008, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary.  The total expense relating to the Plan, including matching contributions amounted to $95,154, $87,705 and $41,991 in 2010, 2009 and 2008, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are five Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (MREIC).  The Company holds common stock of MREIC in its securities portfolio (See Note 4 for current holdings).

On July 31, 2007, Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC), both related entities to the Company, completed a strategic combination whereby a wholly-owned subsidiary of MREIC merged with and into MCC, and MCC survived as a wholly-owned subsidiary of MREIC.  Each outstanding share of MCC’s common stock was converted into and exchanged for 0.655 shares of MREIC’s common stock.  At the time of the merger, the Company had 107,403 shares of MCC common stock which was converted and exchanged for 70,349 shares of MREIC’s common stock.  Additionally, the Company’s $1,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2013 (2013 debenture) was convertible into MREIC common stock at an adjusted conversion price of $9.16 per share, and the Company’s $5,000,000 investment in MCC’s outstanding 8% Convertible Subordinated Debentures due 2015 (2015 debenture) was convertible into MREIC common stock at an adjusted conversion price of $11.45 per share.  The 2013 debenture was repurchased by MREIC on October 10, 2009, at par.  The 2015 debenture was repurchased by MREIC on December 13, 2010, at par.

On September 13, 2007, the Company purchased 1,000,000 shares of MREIC common stock from Palisade Concentrated Equity Partnership, L.P.(Palisade), an unrelated entity.  The total consideration for the purchase was $8,500,000.  On November 23, 2007, the Company purchased an additional 325,704 shares of MREIC common stock from Palisade for a total consideration of $2,768,484.  The Company has also purchased additional shares of MREIC common stock through MREIC’s Dividend Reinvestment and Stock Purchase Plan.  The Company now owns a total of 1,608,407 shares of MREIC common stock, representing 4.7% of the total shares outstanding at December 31, 2010.

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

Salary, Directors’, Management And Legal Fees

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board.  Under this agreement, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile.  Additionally, there may be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance.  In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly.  On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments.  In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death.  The Employment Agreement automatically renews each year for successive one-year periods.  Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000.  Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years.  On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and MREIC.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.  Mr. Landy also received $20,000, $16,500 and $17,000 for the years ended December 31, 2010, 2009, and 2008, respectively, as a Director.

Effective January 1, 2009, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $300,000 for 2009, $315,000 for 2010 and $330,000 for 2011, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy will also receive stock options to purchase 75,000 shares in January 2009 and 25,000 shares in January 2010.  Mr. Samuel Landy will receive customary fringe benefits, four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Mr. Landy also received $20,000, $16,500 and $17,000 for the years ended December 31, 2010, 2009, and 2008, respectively, as a Director.

Effective January 1, 2009, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $248,200 for 2009, $260,600 for 2010 and $273,700 for 2011, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Ms. Chew also received $20,000, $16,500 and $17,000 for the years ended December 31, 2010, 2009, and 2008, respectively, as a Director.

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

Other Matters

The Company has employment agreements with certain executive officers, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits.  The Company has accrued these benefits on a present value basis over the terms of the agreements.   Amounts accrued under these agreements were $537,821 and $545,058 at December 31, 2010 and 2009, respectively.

The Company leases its corporate offices where the lessor of the property is owned by certain officers and directors of the Company.  Approximately 70% of the monthly lease payment is reimbursed by MREIC.  On May 1, 2010, the Company renewed this lease for an additional five-year term with monthly lease payments of $13,600 through April 30, 2013 and $14,000 through April 30, 2015.  The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.  Management believes that the aforesaid rent is no more than what the Company would pay for comparable space elsewhere.

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

Amounts received, including dividends reinvested of $1,375,331, $1,155,587 and $1,197,451, respectively, and shares issued in connection with the DRIP for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Amounts Received/Dividends
Reinvested	$14,166,360	$7,859,085	$2,342,186
Number of Share Issued	1,560,173	1,059,718	284,528

NOTE 10 – DISTRIBUTIONS

The following cash distributions, including dividends reinvested, were paid to shareholders during the three years ended December 31, 2010, 2009 and 2008:

2010	2009	2008

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$2,222,879	$.18	$1,986,440	$.18	$2,692,025	$.25
June 30	2,269,804.18		2,017,810.18		1,955,780.18
September 30	2,301,665.18		2,075,153.18		1,964,108.18
December 31	2,422,114.18		2,140,859.18		1,974,257.18

	$9,216,462	$.72	$8,220,262	$.72	$8,586,170	$.79

These amounts do not include the discount on shares purchased through the Company’s Dividend Reinvestment and Stock Purchase Plan.

On January 13, 2011, the Company declared a cash dividend of $.18 per share to be paid on March 15, 2011 to shareholders of record February 15, 2011.

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

Federal Excise Tax

The Company does not have a Federal excise tax liability for the 2010, 2009 and 2008, since it intends to or has distributed all of its annual income.

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2010, 2009, and 2008:

	2010 Estimate (unaudited)	2009 Actual	2008 Actual

GAAP net income	$6,668,915	$3,689,388	$1,527,150
Add: GAAP net loss of taxable REIT subsidiary included above	2,957,735	2,391,603	2,694,564
GAAP net income from REIT operations	9,626,650	6,080,991	4,221,714
Stock option expense	101,004	36,283	72,658
Impairment loss and other book / tax differences, net	(1,761,462)	1,331,046	1,772,673
Taxable income before adjustments	7,966,192	7,586,894	6,067,045
Less: Capital gains	(2,095,062)	-0-	-0-
Adjusted taxable income subject to 90% dividend requirement	$5,871,130	$7,448,320	$6,067,045

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2010, 2009, and 2008:

	2010 Estimate (unaudited)	2009 Actual	2008 Actual

Cash dividends paid	$9,216,462	$8,220,262	$8,586,170
Less: Portion designated as capital gains distributions	(2,095,062)	-0-	-0-
Less: Return of capital	(1,250,270)	771,942	2,519,125
Dividends paid deduction	$5,871,130	$7,448,320	$6,067,045

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2010, 2009, and 2008:

	2010		2009			2008
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$.45866	63.70%	$.58516	81.27%	$70.66%	70.66%
Capital gains	.16367	22.73%	-0-	-0-%	-0-	-0-%
Return of capital	.09767	13.57%	.13484	18.73%	.23178	29.34%
	$.72	100%	$.72	100%	$.79	100%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a taxable REIT subsidiary, is subject to federal, state and local income taxes.  Deferred income taxes pertaining to S&F are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  For the years ended December 31, 2010, 2009 and 2008, S&F had operating losses for financial reporting purposes of $2,957,735, $2,391,603 and $2,694,564, respectively.  Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F.  For the years ended December 31, 2010, 2009 and 2007, S&F recorded $-0-, $87,000 and $120,000, respectively, in federal, state and franchise credits which have been included in general and administrative expenses.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

NOTE 13 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2010 and 2009:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010:
Securities available for sale	$28,757,477	$28,757,477	$ -0-	$ -0-

December 31, 2009:
Securities available for sale	$31,824,277	$26,824,277	$5,000,000	$ -0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.    As of December 31, 2010, the fair and carrying value of fixed rate mortgages payable amounted to $67,154,675 and $67,617,851, respectively.  As of December 31, 2009, the fair and carrying values of fixed rate mortgages payable amounted to $61,925,014 and $61,589,444, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 14 – SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

Cash paid during the years ended December 31, 2010, 2009 and 2008 for interest was $5,162,968, $5,109,097 and $5,030,021, respectively.

During the years ended December 31, 2010, 2009 and 2008, land development costs of $164,649, $144,663 and $2,226,267, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2010, 2009 and 2008, the Company had dividend reinvestments of $1,375,331, $1,155,587 and $1,197,451, respectively which required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

	2010	2009	2008
Unrealized holding gain (loss) arising during the year	$8,167,954	$6,081,522	($7,185,973)
Add reclassification adjustment for other-than-temporary impairment	-0-	1,908,798	2,548,130
Add reclassification adjustment for net (gains) losses realized in income	(3,931,880)	(104,652)	8,586

Net unrealized holding gain (loss)	$4,236,074	$7,885,668	($4,629,257)

NOTE 15 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions of Brookside Village, Maple Manor, Moosic Heights, Oakwood Lake Village, Pleasant View Estates, Suburban Estates and Sunny Acres by the Company.  This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during 2010 assuming that the acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments including (a) rental and related income; (b)  community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions.  The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	For the years ended December 31,
	2010	2009

Rental and Related Income	$31,441,000	$30,988,000
Community Operating Expenses	16,399,000	14,986,000
Net Income	6,708,000	3,626,000
Net Income per Share:
Basic	0.53	0.32
Diluted	0.52	0.32

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2010	March 31	June 30	September 30	December 31

Total Income	$8,161,272	$7,862,640	$8,470,339	$9,516,713
Total Expenses	7,143,948	7,136,585	7,674,868	8,775,499
Other Income (Expense)	852,569	755,493	407,877	1,381,156
Net Income (1)	1,884,998	1,472,638	1,197,304	2,113,975
Net Income per Share – Basic	.15	.12	.09	.16
Diluted	.15	.12	.09	.16

2009	March 31	June 30	September 30	December 31

Total Income	$7,642,299	$8,118,648	$8,463,899	$7,794,406
Total Expenses	6,397,937	6,845,290	7,416,556	6,251,299
Other Income (Expense)	(2,331,695)	(84,319)	292,654	524,971
Net Income (Loss) (1)	(1,098,836)	1,178,562	1,340,030	2,269,632
Net Income (Loss) per Share – Basic	(.10)	.11	.12	.19
Diluted	(.10)	.11	.12	.19

(1)

Fluctuations are primarily due to Gain (Loss) on Securities Transactions, net.  During 2009, the Company recognized a loss of $1,908,798 due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.  Included in net income for the quarter ended December 31, 2009, was gain on sale of an easement of $242,390.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

Column A	Column B		Column C		Column D
			Initial Cost
				Site, Land
				& Building	Capitalization
				Improvements	Subsequent to
Description	Encumbrances		Land	and Rental Homes	Acquisition

Memphis, TN	$4,676,776		$250,000	$2,569,101	$3,901,132
Berwick, PA	15,000,000	(1)	372,000	4,776,000	-0-
Greenfield Ctr, NY	-0-		37,500	232,547	2,734,344
Vineland, NJ	-0-		320,000	1,866,323	1,221,527
Duncansville, PA	-0-		60,774	378,093	1,392,311
Cranberry Twp, PA	3,080,764		181,930	1,922,931	963,695
Clifton Park, NY	7,950,165	(2)	391,724	704,021	1,821,491
Apollo, PA	-0-		670,000	1,336,600	1,512,589
Cranberry Twp, PA	3,080,764		75,000	977,225	2,137,311
Millville, NJ	10,893,447		216,000	1,166,517	8,406,593
Kutztown, PA	10,028,889		145,000	1,695,041	7,883,092
Pittston, PA	2,109,877		572,500	2,151,569	3,959,927
Monticello, NY	-0-		235,600	1,402,572	5,324,719
Navarre, OH	-0-		290,000	1,457,673	3,269,923
Cresson, PA	-0-		432,700	2,070,426	1,554,071
Taylor, PA		(1)	674,000	9,432,800	-0-
Memphis, TN	-0-		78,435	810,477	1,407,700
Avoca, PA		(1)	330,000	3,794,100	-0-
Tunkhannock, PA		(1)	379,000	1,639,000	-0-
West Grove, PA	7,998,109		175,000	990,515	1,037,939
Carlisle, PA	-0-		37,540	198,321	4,542,866
Bloomsburg, PA		(1)	282,000	2,174,800	-0-
Belle Vernon, PA	4,830,956		150,000	2,491,796	5,311,200
Marion, OH	-0-		236,000	785,293	3,971,118
Somerset, PA	1,321,089		1,485,000	2,050,400	4,815,823
Athens, OH	-0-		67,000	1,326,800	920,117
Greensburg, PA	7,368,234	(3)	299,000	5,837,272	2,060
Somerset, PA		(3)	287,000	6,113,528	4,434
Magnolia, OH	2,238,046		270,000	1,941,430	3,594,457
Jackson, NJ	6,388,658		100,095	602,820	1,587,135
Hamburg, NY		(2)	424,000	3,812,000	1,168,516
West Monroe, NY	-0-		77,000	841,000	757,887
Lebanon, TN	3,850,003		1,184,000	4,034,480	1,130,686
Eatontown, NJ	-0-		157,421	280,749	543,681
Caledonia, OH	-0-		260,000	1,753,206	2,658,148
Coxsackie, NY	-0-		1,757,800	-0-	475,135

	$90,815,777		$12,961,019	$75,617,426	$80,011,627

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

Column A	Column E (4) (5)
	Gross Amount at Which Carried at 12/31/10
		Site, Land
		& Building
		Improvements		Accumulated
Description	Land	and Rental Homes	Total	Depreciation

Memphis, TN	$250,000	$6,470,233	$6,720,233	$3,487,796
Berwick, PA	372,000	4,776,000	5,148,000	14,473
Greenfield Ctr, NY	122,865	2,881,526	3,004,391	1,591,444
Vineland, NJ	408,206	2,999,644	3,407,850	2,355,289
Duncansville, PA	60,774	1,770,404	1,831,178	768,990
Cranberry Twp, PA	181,930	2,886,626	3,068,556	2,156,727
Clifton Park, NY	391,724	2,525,512	2,917,236	1,405,523
Apollo, PA	732,089	2,787,100	3,519,189	1,311,304
Cranberry Twp, PA	75,000	3,114,536	3,189,536	2,014,005
Millville, NJ	2,534,891	7,254,219	9,789,110	3,325,558
Kutztown, PA	404,239	9,318,894	9,723,133	3,796,592
Pittston, PA	572,500	6,111,496	6,683,996	3,060,814
Monticello, NY	318,472	6,644,419	6,962,891	2,520,793
Navarre, OH	290,000	4,727,596	5,017,596	2,019,167
Cresson, PA	432,700	3,624,497	4,057,197	949,006
Taylor, PA	674,000	9,432,800	10,106,800	28,584
Memphis, TN	78,435	2,218,177	2,296,612	1,340,857
Avoca, PA	330,000	3,794,100	4,124,100	11,498
Tunkhannock, PA	379,000	1,639,000	2,018,000	4,966
West Grove, PA	155,000	2,048,454	2,203,454	1,693,591
Carlisle, PA	145,473	4,633,254	4,778,727	1,430,962
Bloomsburg, PA	282,000	2,174,800	2,456,800	6,591
Belle Vernon, PA	210,000	7,742,996	7,952,996	4,145,133
Marion, OH	236,000	4,756,411	4,992,411	2,158,810
Somerset, PA	1,488,600	6,862,623	8,351,223	1,156,290
Athens, OH	67,000	2,246,917	2,313,917	836,509
Greensburg, PA	299,000	5,839,332	6,138,332	123,845
Somerset, PA	287,000	6,117,962	6,404,962	129,782
Magnolia, OH	270,000	5,535,887	5,805,887	3,128,853
Jackson, NJ	100,095	2,189,955	2,290,050	1,678,566
Hamburg, NY	424,000	4,980,516	5,404,516	2,079,924
West Monroe, NY	77,000	1,598,887	1,675,887	395,729
Lebanon, TN	1,184,000	5,165,166	6,349,166	830,428
Eatontown, NJ	135,421	846,430	981,851	482,993
Caledonia, OH	260,000	4,411,354	4,671,354	1,477,781
Coxsackie, NY	1,757,800	475,135	2,232,935	31,700

	$15,987,214	$152,602,858	$168,590,072	$53,950,873

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

Column A	Column G	Column H	Column I

	Date of	Date	Depreciable
Description	Construction	Acquired	Life

Memphis, TN	prior to 1980	1986	3 to 27.5
Berwick, PA	1973-1976	2010	27.5
Greenfield Ctr, NY	prior to 1970	1977	3 to 27.5
Vineland, NJ	1973	1986	3 to 27.5
Duncansville, PA	1961	1979	3 to 27.5
Cranberry Twp, PA	1974	1986	5 to 27.5
Clifton Park, NY	1972	1978	3 to 27.5
Apollo, PA	prior to 1980	1995	5 to 27.5
Cranberry Twp, PA	prior to 1980	1982	3 to 27.5
Millville, NJ	prior to 1980	1985	3 to 27.5
Kutztown, PA	1971	1979	5 to 27.5
Pittston, PA	1970	1992	5 to 27.5
Monticello, NY	1972	1988	5 to 27.5
Navarre, OH	prior to 1980	1987	5 to 27.5
Cresson, PA	prior to 1980	2001	5 to 27.5
Taylor, PA	1972	2010	27.5
Memphis, TN	1955	1985	3 to 27.5
Avoca, PA	1972	2010	27.5
Tunkhannock, PA	1972	2010	27.5
West Grove, PA	1971	1974	5 to 27.5
Carlisle, PA	1961	1969	3 to 27.5
Bloomsburg, PA	1960's	2010	27.5
Belle Vernon, PA	1973	1983	3 to 27.5
Marion, OH	1950	1986	3 to 27.5
Somerset, PA	prior to 1980	2004	5 to 27.5
Athens, OH	prior to 1980	1996	5 to 27.5
Greensburg, PA	1968/1980	2010	27.5
Somerset, PA	1970	2010	5 to 27.5
Magnolia, OH	prior to 1980	1985	5 to 27.5
Jackson, NJ	1969	1969	3 to 27.5
Hamburg, NY	prior to 1980	1997	5 to 27.5
West Monroe, NY	prior to 1980	2003	5 to 27.5
Lebanon, TN	1997	2006	5 to 27.5
Eatontown, NJ	1964	1978	3 to 27.5
Caledonia, OH	prior to 1980	1996	5 to 27.5
Coxsackie, NY	N/A	2005	N/A

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

(1)

Represents one mortgage note payable secured by five properties.

(2)

Represents one mortgage note payable secured by two properties.

(3)

Represents one mortgage note payable secured by two properties.

(4)

Reconciliation

	/----------FIXED ASSETS-----------/
	12/31/10	12/31/09	12/31/08

Balance – Beginning of Year	$125,318,411	$122,031,499	$116,380,827

Additions:
Acquisitions	36,390,500	-0-	-0-
Improvements	7,397,282	4,074,484	6,732,409
Depreciation	-0-	-0-	-0-

Total Additions	43,787,782	4,074,484	6,732,409

Deletions	516,121	787,572	1,081,737

Balance – End of Year	$168,590,072	$125,318,411	$122,031,499

	/-----ACCUMULATED DEPRECIATION-----/
Reconciliation:	12/31/10	12/31/09	12/31/08

Balance – Beginning of Year	$50,112,798	$46,849,662	$43,922,385

Additions:
Acquisitions	-0-	-0-	-0-
Improvements	-0-	-0-	-0-
Depreciation	4,064,311	3,518,691	3,323,016

Total Additions	4,064,311	3,518,691	3,323,016

Deletions	226,236	255,555	395,739

Balance – End of Year	$53,950,873	$50,112,798	$46,849,662

(5)

The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:  /s/Eugene W. Landy

EUGENE W. LANDY

Chairman of the Board

Dated:        March 9, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chairman of the Board	March 9, 2011

/s/Samuel A. Landy SAMUEL A. LANDY	President, Chief Executive Officer and Director	March 9, 2011

/s/Anna T. Chew ANNA T. CHEW	Vice President, Chief Financial Officer, Treasurer and Director	March 9, 2011

/s/James Mitchell JAMES MITCHELL	Director	March 9, 2011

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 9, 2011

/s/Eugene Rothenberg EUGENE ROTHENBERG	Director	March 9, 2011

/s/Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 9, 2011