Form 10-Q
period 2011-03-11
UMH PROPERTIES, INC.
filed 2011-05-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2011

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of May 9, 2011 was 14,181,108 shares.

UMH PROPERTIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

- ASSETS -	March 31, 2011 (Unaudited)	December 31, 2010
INVESTMENT PROPERTY AND EQUIPMENT
Land	$15,987,214	$ 15,987,214
Site and Land Improvements	125,176,487	124,836,496
Buildings and Improvements	4,676,748	4,658,017
Rental Homes and Accessories	23,388,165	23,108,345
Total Investment Property	169,228,614	168,590,072
Equipment and Vehicles	8,341,841	8,291,216
Total Investment Property and Equipment	177,570,455	176,881,288
Accumulated Depreciation	(62,524,145)	(61,142,288)
Net Investment Property and Equipment	115,046,310	115,739,000

OTHER ASSETS
Cash and Cash Equivalents	10,547,376	5,661,020
Securities Available for Sale	30,544,752	28,757,477
Inventory of Manufactured Homes	10,322,854	10,574,240
Notes and Other Receivables, net	21,295,658	21,599,080
Unamortized Financing Costs	1,218,377	1,060,052
Prepaid Expenses	951,435	736,073
Land Development Costs	4,717,332	4,653,573
Total Other Assets	79,597,784	73,041,515

TOTAL ASSETS	$194,644,094	$188,780,515

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
MORTGAGES PAYABLE	$99,783,208	$ 90,815,777
OTHER LIABILITIES
Accounts Payable	835,275	748,477
Loans Payable	16,551,281	22,236,163
Accrued Liabilities and Deposits	2,115,786	2,269,892
Tenant Security Deposits	789,720	782,453
Total Other Liabilities	20,292,062	26,036,985
Total Liabilities	120,075,270	116,852,762

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock - $.10 par value per share, 20,000,000 shares authorized; 14,181,108 and 13,701,625 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,418,111	1,370,163
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	69,525,957	64,775,002
Accumulated Other Comprehensive Income	4,691,249	6,450,381
Accumulated Deficit	(1,066,493)	(667,793)
Total Shareholders’ Equity	74,568,824	71,927,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$194,644,094	$188,780,515

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

	2011	2010

INCOME:
Rental and Related Income	$7,930,210	$6,704,321
Sales of Manufactured Homes	1,086,244	1,456,951

Total Income	9,016,454	8,161,272

EXPENSES:
Community Operating Expenses	4,234,976	3,434,701
Cost of Sales of Manufactured Homes	984,371	1,374,033
Selling Expenses	385,096	398,718
General and Administrative Expenses	966,053	866,728
Depreciation Expense	1,395,634	1,018,648
Amortization of Financing Costs	77,283	51,120

Total Expenses	8,043,413	7,143,948

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,043,215	1,077,612
Gain on Securities Transactions, net	1,541,856	981,915
Other Income	13,894	12,947
Interest Expense	(1,455,706)	(1,219,905)

Total Other Income (Expense)	1,143,259	852,569

Income before Gain on Sales of Investment Property and Equipment	2,116,300	1,869,893
Gain on Sales of Investment Property and Equipment	8,564	15,105

Net Income	$2,124,864	$1,884,998

Net Income per Share -
Basic	$0.15	$0.15
Diluted	$0.15	$0.15

Weighted Average Shares Outstanding -
Basic	13,927,873	12,290,272
Diluted	13,986,531	12,314,476

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,124,864	$1,884,998
Non-Cash Adjustments:
Depreciation	1,395,634	1,018,648
Amortization of Financing Costs	77,283	51,120
Stock Compensation Expense	49,200	7,673
Increase in Provision for Uncollectible Notes and Other Receivables	99,000	88,500
Gain on Securities Transactions, net	(1,541,856)	(981,915)
Gain on Sales of Investment Property and Equipment	(8,564)	(15,105)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	251,386	192,667
Notes and Other Receivables	204,422	151,088
Prepaid Expenses	(215,362)	(172,765)
Accounts Payable	86,798	278,146
Accrued Liabilities and Deposits	(154,106)	161,736
Tenant Security Deposits	7,267	16,394
Net Cash Provided by Operating Activities	2,375,966	2,681,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(824,268)	(839,977)
Proceeds from Sales of Assets	129,888	122,398
Additions to Land Development	(63,759)	(48,963)
Purchase of Securities Available for Sale	(4,698,619)	(2,599,397)
Net Proceeds from Sales of Securities Available for Sale	2,694,068	2,517,465
Net Cash Used in Investing Activities	(2,762,690)	(848,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	9,520,000	-0-
Principal Payments of Mortgages and Loans	(6,237,451)	(850,910)
Financing Costs on Debt	(235,608)	(25,000)
Proceeds from Issuance of Common Stock, net of reinvestments	4,331,388	3,302,451
Dividends Paid, net of amount reinvested	(2,105,249)	(1,933,504)
Net Cash Provided by Financing Activities	5,273,080	493,037

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,886,356	2,325,748
CASH & CASH EQUIVALENTS-BEGINNING	5,661,020	4,519,785
CASH & CASH EQUIVALENTS-ENDING	$10,547,376	$6,845,533

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICY

UMH Properties, Inc. (the Company) owns and operates thirty-five manufactured home communities containing approximately 8,045 sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $49,200 and $7,673 have been recognized for the three months ended March 31, 2011 and 2010, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighed-average assumptions used for stock options granted during the three months ended March 31, 2010:

2010

Dividend yield	9.85%
Expected volatility	22.37%
Risk-free interest rate	3.31%
Expected lives (years)	8

There were no options or restricted stock granted during the three months ended March 31, 2011.  The weighted-average fair value of options granted during the three months ended March 31, 2010 was $.32.

As of March 31, 2011, there were options outstanding to purchase 731,000 shares and 735,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.  As of March 31, 2010, there were options outstanding to purchase 601,000 shares and 925,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted.  The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of ASU 2010-29 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 58,658 and 24,204 shares for the three months ended March 31, 2011 and 2010, respectively, are included in the diluted weighted average shares outstanding.  As of March 31, 2011 and 2010, options to purchase 518,000 and 470,000 shares, respectively, were antidilutive.

The following table sets forth the components of the Company’s comprehensive income for the three months ended March 31, 2011 and 2010:

	2011	2010

Net income	$2,124,864	$1,884,998
Change in unrealized gain on securities available for sale	(1,759,132)	4,089,943
Comprehensive income	$365,732	$5,974,941

NOTE 3 – SECURITIES AVAILABLE FOR SALE

During the quarter ended March 31, 2011, the Company sold securities with an adjusted cost of $1,152,212 and recognized a gain on sale of $1,541,856.  The Company also made purchases of $4,698,619 in securities available for sale.  Of this amount, the Company made total purchases of 44,893 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, in its Dividend Reinvestment and Stock Purchase Plan for a total cost of $356,129 or an average cost of $7.93 per share.  As of March 31, 2011, the Company owned a total of 1,672,281 shares of MREIC at a total cost of $13,708,505 or an average cost of $8.20 per share.

As of March 31, 2011, the Company had eight securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at March 31, 2011:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$ 2,505,579	$ 34,826	$ -0-	$ -0-
Common Stock	1,513,600	205,628	-0-	-0-
Total	$ 4,019,179	$240,454	$ -0-	$ -0-

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

7	$2,989,579	$ 46,273	Less than or equal to 10%
1	1,029,600	194,181	Less than or equal to 20%
8	$ 4,019,179	$240,454

The Company has determined that these securities are temporarily impaired as of March 31, 2011.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  As of March 31, 2011, the Company had total net unrealized gains of $4,691,249 in its REIT securities portfolio.

NOTE 4 – LOANS AND MORTGAGES PAYABLE

On March 28, 2011, the Company obtained a $9,520,000 mortgage on Cedarcrest Village from Oritani Bank.  This mortgage is at a fixed rate of 5.125% and matures on April 1, 2021.  The interest rate will reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 2%.  The monthly payment of principal and interest is based on a 30-year amortization schedule.

NOTE 5 - SHAREHOLDERS’ EQUITY

On March 15, 2011, the Company paid $2,523,564 of which $418,315 was reinvested, as a dividend of $.18 per share to shareholders of record as of February 15, 2011.

During the three months ended March 31, 2011, the Company received, including dividends reinvested, a total of $4,749,703 from the Dividend Reinvestment and Stock Purchase Plan.  There were 479,483 new shares issued under the Plan.

On April 6, 2011, the Company declared a dividend of $.18 per share to be paid June 15, 2011 to shareholders of record as of May 16, 2011.

NOTE 6 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of this financial asset was determined using the following inputs at March 31, 2011:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale - Preferred Stock	$6,043,888	$6,043,888	$ -0-	$ -0-
Securities available for sale - Common Stock	24,500,864	24,500,864	-0-	-0-

Total	$30,544,752	$30,544,752	$ -0-	$ -0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of March 31, 2011, the fair and carrying value of fixed rate mortgages payable amounted to $78,379,691 and $76,727,472, respectively.  The fair value of mortgages payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 7 -  CONTINGENCIES

From time to time, the Company may be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the financial position or results of operations.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2011 and 2010 was $1,280,250 and $1,174,539, respectively.  Interest cost capitalized to Land Development was $71,817 and $70,630 for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011 and 2010, the Company had dividend reinvestments of $418,315 and $289,375, respectively, which required no cash transfers.

NOTE 9 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed through the date these financial statements were issued.

On April 15, 2011, the Company entered into a definitive Real Estate Purchase Agreement to acquire 3 manufactured home communities located in Tennessee.  These 3 all-age family communities total 680 sites situated on approximately 209 acres. The average occupancy for these communities is approximately 73%.  The aggregate consideration to be paid by the Company in this transaction is approximately $13.3 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2010.

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through, its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  The Company owns thirty-five communities containing approximately 8,045 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company also invests in securities of other REITs.

On April 15, 2011, the Company entered into a definitive Real Estate Purchase Agreement to acquire 3 manufactured home communities located in Tennessee.  These 3 all-age family communities total 680 sites situated on approximately 209 acres. The average occupancy for these communities is approximately 73%.  The aggregate consideration to be paid by the Company in this transaction is approximately $13.3 million.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.  Total income increased $855,182, or 10% for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.  This was primarily due to the purchase of seven communities during 2010, partially offset by a decrease in sales of manufactured homes of $370,707, or 25% for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.  The decrease in sales was primarily due to the severe winter weather. Additionally, while housing markets are beginning to stabilize, our customers still face difficulties in selling their existing homes. This coupled with continued high unemployment rates, has negatively impacted our sales and our gross profit percentage.

Economic growth in the US economy has moderated and high unemployment rates have persisted.  However, activity in our communities has recently increased as conventional home ownership rates continue to fall.  In this environment, we are seeing increased demand for rental units and since the first quarter of 2010, have added a net of approximately 160 rental units to selected communities.  Occupied rental units represent approximately 11% of total occupied sites at quarter end.  We hope to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $30,544,752 at March 31, 2011.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.  At March 31, 2011, the Company’s portfolio consisted of 80% common stocks and 20% preferred stocks.  The Company’s weighted-average yield on the securities portfolio was approximately 6.9% at March 31, 2011.

The market for REIT securities has continued to improve in the first quarter of 2011.  The Company took advantage of this and realized a net gain of $1,541,856 on securities transactions for the quarter ended March 31, 2011 as compared to $981,915 for the quarter ended March 31, 2010.  At March 31, 2011, the Company had unrealized gains of $4,691,249 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Total expenses increased by approximately 13% for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.  This was primarily due to the acquisition of the new communities in 2010.

Net income and income from community operations (defined as rental and related income less community operating expenses) both increased by approximately 13% for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.  This was primarily due to the acquisition of the new communities in 2010.

In spite of the challenges of the broad economy, the Company continues to strengthen its balance sheet.  We have recently closed on a $9,520,000 mortgage loan.  We have one mortgage with a current balance of approximately $4.6 million maturing in December 2011 and are in the process of refinancing/extending that loan.  At March 31, 2011, the Company had $10.5 million in cash, $30 million in securities encumbered by a $2.5 million term loan, and $2 million available on its $5 million unsecured line of credit.

The Company intends to continue to increase its real estate investments.  In 2010, we added seven manufactured home communities, encompassing over 1,200 sites, to our portfolio.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments.  In 2011, we have contracted to purchase 3 communities for an aggregate purchase price of approximately $13.3 million.  The Company anticipates closing on this transaction during the second quarter.  However, there is no guarantee that any new opportunities will materialize or that the Company will be able to take advantage of such opportunities.

The Company believes that funds generated from operations and the DRIP, the funds available on the line of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next year.

See PART I, Item 1 – Business in the Company’s 2010 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased 18% from $6,704,321 for the quarter ended March 31, 2010 to $7,930,210 for the quarter ended March 31, 2011.  This was primarily due to the acquisition of seven communities during 2010 and rental increases to residents.  This was partially offset by a decrease in occupancy of 70 sites in one of our communities in Memphis, TN due to a severe flood that swept the region in May 2010.  The Company has been raising rental rates by approximately 3% to 6% annually.  Occupancy has remained relatively stable at 78%. The Company has faced many challenges in filling vacant homesites due to the current economic environment.

Sales of manufactured homes amounted to $1,086,244 and $1,456,951 for the quarters ended March 31, 2011 and 2010, respectively.  Cost of sales of manufactured homes amounted to $984,371 and $1,374,033 for the quarters ended March 31, 2011 and 2010, respectively.  Selling expenses amounted to $385,096 and $398,718 for the quarters ended March 31, 2011 and 2010, respectively. These decreases are directly attributable to the decrease in sales.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $283,223 or 26% of total sales, and $315,800 or 22% of total sales for the quarters ended March 31, 2011 and 2010, respectively.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses increased 23% from $3,434,701 for the quarter ended March 31, 2010 to $4,234,976 for the quarter ended March 31, 2011.  This was primarily due to the acquisition of seven communities during 2010 and an increase in personnel and related costs. General and administrative expenses increased 11% from $866,728 for the quarter ended March 31, 2010 to $966,053 for the quarter ended March 31, 2011.  This was primarily due to an increase in compensation, directors fees and professional fees.  Depreciation expense increased 37% from $1,018,648 for the quarter ended March 31, 2010 to $1,395,634 for the quarter ended March 31, 2011.  This was primarily due to the acquisition of seven communities during 2010.  Amortization expense increased 51% from $51,120 for the quarter ended March 31, 2010 to $77,283 for the quarter ended March 31, 2011.  This was primarily due to the new mortgages for the 2010 acquisitions.

Interest and dividend income remained relatively stable at $1,043,215 for the quarter ended March 31, 2011 as compared to $1,077,612 for the quarter ended March 31, 2010.

Gain on securities transactions, net amounted to $1,541,856 and $981,915 for the quarters ended March 31, 2011 and 2010, respectively.  The market for REIT securities has continued to improve.  At March 31, 2011, the Company had unrealized gains of $4,691,249 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Interest expense increased 19% from $1,219,905 for the quarter ended March 31, 2010 to $1,455,706 for the quarter ended March 31, 2011.  This was primarily due to an increase in mortgages payable due to the new mortgages for the 2010 acquisitions.

Gain on sale of investment property and equipment amounted to $8,564 and $15,105 for the quarters ended March 31, 2011 and 2010, respectively.

Changes in Financial Condition

Securities available for sale increased 6% or $1,787,275 during the quarter ended March 31, 2011.  The increase was due primarily to purchases of $4,698,619, partially offset by the sales of securities with an adjusted cost of $1,152,212 and a decrease in the unrealized gain of $1,759,132.

Inventory of manufactured homes remained relatively stable.  Because conventional home ownership rates continue to decline, the Company is optimistic about future sales and rental prospects.

Mortgages payable increased 10% or $8,967,431 during the quarter ended March 31, 2011. This increase was due to a new $9,520,000 mortgage partially offset by principal repayments of $552,569.

Loans payable decreased 26% or $5,684,882 during the quarter ended March 31, 2011.  This decrease was primarily due to proceeds of the new mortgage being used to pay down the margin loan.

The Company raised $4,749,703 from the issuance of shares in the DRIP during the quarter ended March 31, 2011, which included dividend reinvestments of $418,315.  Dividends paid on the common stock for the quarter ended March 31, 2011 were $2,523,564 of which $418,315 was reinvested.  On April 6, 2011, the Company declared a dividend of $.18 per share to be paid on June 15, 2011 to shareholders of record, May 16, 2011.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations. The Company may sell marketable securities, borrow on its line of credit, refinance debt, or raise capital through the DRIP or capital markets.

Liquidity And Capital Resources

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory, investment in securities of other REITs and payments of expenses relating to real estate operations.  The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, and access to the capital markets.

Current economic indicators show the US economy to be slowly improving.  The affordability of our homes should enable the Company to perform well despite the challenging economy.  While the recent recession has proven difficult, the manufactured housing community property type has been more stable than other commercial property types.

Net cash provided by operating activities amounted to $2,375,966 and $2,681,185 for the quarters ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the Company had cash and cash equivalents of $10,547,376 and securities available for sale of $30,544,752, subject to a bank loan of $2,500,000.  These marketable securities provide the Company with additional liquidity.  The dividends received from our securities investments continue to meet our expectations.  As of March 31, 2011, the Company had unrealized gains of $4,691,249 in its REIT securities portfolio.

As of March 31, 2011, the Company has a $5,000,000 unsecured line of credit, of which $3,000,000 was utilized and a $10,000,000 revolving line of credit for the financing of home sales, of which $7,750,000 was utilized.  The Company also has a $7,500,000 revolving credit facility to finance inventory purchases, of which $3,301,280 was utilized.  The Company owns 35 properties, of which 13 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP.  The Company believes that funds generated from operations, the DRIP, the funds available on the lines of credit, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

The Company has one mortgage with a balance of approximately $4,600,000 maturing in December 2011.  We are currently in the process of refinancing/extending this mortgage and are optimistic that we will be successful.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations

Funds from Operations (FFO) is defined as net income excluding gains (or losses) from sales of depreciable assets, plus depreciation.  FFO should be considered as a supplemental measure of operating performance used by real estate investment trusts (REITs).  FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO are significant components in understanding and assessing the Company’s financial performance.  FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity.  FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company’s FFO for the quarter ended March 31, 2011 and 2010 is calculated as follows:

	2011	2010

Net Income	$2,124,864	$1,884,998
Gain on Sales of Depreciable Assets	(8,564)	(15,105)
Depreciation Expense	1,395,634	1,018,648

FFO	$3,511,934	$2,888,541

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2011 and 2010:

	2011	2010

Operating Activities	$2,375,966	$2,681,185
Investing Activities	(2,762,690)	(848,474)
Financing Activities	5,273,080	493,037

Safe Harbor Statement

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when we use any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intends,” “plans,” “seeks,” “could,” “may,” or similar expressions, we are making forward-looking statements. These forward-looking statements are not guaranteed and are based on our current intentions and on our current expectations and assumptions. These statements, intentions, expectations and assumptions involve risks and uncertainties, some of which are beyond our control, which could cause actual results or events to differ materially from those we anticipate or project.  Such risks and uncertainties include, but are not limited to, the following:

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

•

changes in federal or state tax rules or regulations that could have adverse tax consequences; and

•

our ability to qualify as a real estate investment trust for federal income tax purposes.

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -

Risk Factors

     There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

  May 9, 2011

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   May 9, 2011

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer