Form 10-Q
period 2011-06-30
UMH PROPERTIES, INC.
filed 2011-08-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes       X       No

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

Yes               No       X

The number of shares outstanding of issuer's common stock as of August 8, 2011 was 14,672,885 shares.

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

- ASSETS -	June 30, 2011 (Unaudited)	December 31, 2010

INVESTMENT PROPERTY AND EQUIPMENT
Land	$17,129,214	$15,987,214
Site and Land Improvements	135,813,615	124,836,496
Buildings and Improvements	5,293,255	4,658,017
Rental Homes and Accessories	25,552,292	23,108,345
Total Investment Property	183,788,376	168,590,072
Equipment and Vehicles	8,465,407	8,291,216
Total Investment Property and Equipment	192,253,783	176,881,288
Accumulated Depreciation	(63,831,290)	(61,142,288)
Net Investment Property and Equipment	128,422,493	115,739,000

OTHER ASSETS
Cash and Cash Equivalents	7,922,861	5,661,020
Securities Available for Sale	36,623,804	28,757,477
Inventory of Manufactured Homes	10,734,359	10,574,240
Notes and Other Receivables, net	21,074,525	21,599,080
Unamortized Financing Costs	1,127,908	1,060,052
Prepaid Expenses	748,225	736,073
Land Development Costs	4,780,286	4,653,573
Total Other Assets	83,011,968	73,041,515

TOTAL ASSETS	$211,434,461	$188,780,515

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	June 30, 2011 (Unaudited)	December 31, 2010

LIABILITIES:
MORTGAGES PAYABLE	$95,403,823	$90,815,777

OTHER LIABILITIES
Accounts Payable	140,121	748,477
Loans Payable	3,377,253	22,236,163
Accrued Liabilities and Deposits	2,920,174	2,269,892
Tenant Security Deposits	914,452	782,453
Total Other Liabilities	7,352,000	26,036,985
Total Liabilities	102,755,823	116,852,762

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, $33,470,000 liquidation value, 1,380,000 shares authorized; 1,338,800 shares issued and outstanding as of June 30, 2011	33,470,000	-0-
Common Stock – $.10 par value per share, 28,000,000 and 20,000,000 shares authorized; 14,545,477 and 13,701,625 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,454,548	1,370,163
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	71,440,993	64,775,002
Accumulated Other Comprehensive Income	5,739,444	6,450,381
Accumulated Deficit	(3,426,347)	(667,793)
Total Shareholders’ Equity	108,678,638	71,927,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$211,434,461	$188,780,515

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
INCOME:
Rental and Related Income	$8,047,979	$6,771,160	$15,978,189	$13,475,481
Sales of Manufactured Homes	1,557,701	1,091,480	2,643,945	2,548,431

Total Income	9,605,680	7,862,640	18,622,134	16,023,912

EXPENSES:
Community Operating Expenses	4,364,918	3,649,910	8,599,894	7,084,611
Cost of Sales of Manufactured Homes	1,473,634	1,057,946	2,458,005	2,431,979
Selling Expenses	490,671	397,512	875,767	796,230
General and Administrative Expenses	1,025,912	743,564	1,991,965	1,610,292
Acquisition Costs	135,626	160,058	135,626	160,058
Depreciation Expense	1,394,901	1,070,226	2,790,535	2,088,874
Amortization of Financing Costs	83,283	57,369	160,566	108,489

Total Expenses	8,968,945	7,136,585	17,012,358	14,280,533

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,044,593	1,243,060	2,087,808	2,320,672
Gain on Securities Transactions, net	-0-	702,169	1,541,856	1,684,084
Other Income	11,348	22,534	25,242	35,481
Interest Expense	(1,474,200)	(1,212,270)	(2,929,906)	(2,432,175)

Total Other Income (Expense)	(418,259)	755,493	725,000	1,608,062

Income before Gain (Loss) on Sales of Investment Property and Equipment	218,476	1,481,548	2,334,776	3,351,441
Gain (Loss) on Sales of Investment Property and Equipment	17,500	(8,910)	26,064	6,195
Net Income	235,976	1,472,638	2,360,840	3,357,636
Preferred Dividend	276,128	-0-	276,128	-0-
Net Income (Loss) Attributable to Common Shareholders	$(40,152)	$1,472,638	$2,084,712	$3,357,636

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) – CONTINUED

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
Net Income per Share - Basic
Net Income	$0.02	$0.12	$0.17	$0.27
Less Preferred Dividend	0.02	-0-	0.02	-0-

Net Income Attributable to Common
Shareholders	$-0-	$0.12	$0.15	$0.27

Net Income per Share - Diluted
Net Income	$0.02	$0.12	$0.17	$0.27
Less Preferred Dividend	0.02	-0-	0.02	-0-

Net Income Attributable to Common
Shareholders	$-0-	$0.12	$0.15	$0.27

Weighted Average Shares Outstanding -

Basic	14,362,119	12,587,587	14,139,837	12,424,284
Diluted	14,420,057	12,636,669	14,195,980	12,470,293

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,360,840	$3,357,636
Non-Cash Adjustments:
Depreciation	2,790,535	2,088,874
Amortization of Financing Costs	160,566	108,489
Stock Compensation Expense	98,150	15,220
Increase in Provision for Uncollectible Notes and Other Receivables	198,000	177,000
Gain on Securities Transactions, net	(1,541,856)	(1,684,084)
Gain on Sales of Investment Property and Equipment	(26,064)	(6,195)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(160,119)	(1,086,810)
Notes and Other Receivables	326,555	(662,082)
Prepaid Expenses	(12,152)	41,325
Accounts Payable	(608,356)	127,936
Accrued Liabilities and Deposits	650,282	181,394
Tenant Security Deposits	131,999	101,162
Net Cash Provided by Operating Activities	4,368,380	2,759,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(13,300,000)	(13,176,800)
Purchase of Investment Property and Equipment	(2,416,096)	(2,183,644)
Proceeds from Sales of Assets	268,132	188,898
Additions to Land Development	(126,713)	(88,973)
Purchase of Securities Available for Sale	(9,729,476)	(1,986,692)
Net Proceeds from Sales of Securities Available for Sale	2,694,068	3,172,625
Net Cash Used in Investing Activities	(22,610,085)	(14,074,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	9,520,000	7,478,250
Net Proceeds on Loans	-0-	3,726,220
Principal Payments of Mortgages and Loans	(23,790,864)	(947,676)
Financing Costs on Debt	(228,422)	(167,861)
Proceeds from Issuance of Preferred Stock, net of offering costs	31,861,173	-0-
Proceeds from Issuance of Common Stock, net of amount reinvested	7,339,103	3,988,560
Proceeds from Exercise of Stock Options	75,600	-0-
Common Stock Distributions Paid, net of amount reinvested	(4,273,044)	(3,866,401)
Net Cash Provided by Financing Activities	20,503,546	10,211,092

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,261,841	(1,103,629)
CASH AND CASH EQUIVALENTS-BEGINNING	5,661,020	4,519,785
CASH AND CASH EQUIVALENTS-ENDING	$7,922,861	$3,416,156

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (the Company or we) owns and operates thirty-eight manufactured home communities containing approximately 8,744 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. This company was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $48,950 and $98,150 have been recognized for the three and six months ended June 30, 2011, respectively, and, $7,547 and $15,220 for the three and six months ended June 30, 2010, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2010:

2010

Dividend yield	9.85%
Expected volatility	22.37%
Risk-free interest rate	3.31%
Expected lives	8
Estimated forfeitures	-0-

There were no options or restricted stock granted during the six months ended June 30, 2011. The weighted-average fair value of options granted during the six months ended June 30, 2010 was $0.32.

During the six months ended June 30, 2011, one employee exercised her stock options to purchase 10,000 shares for a total of $75,600. As of June 30, 2011, there were options outstanding to purchase 721,000 shares and 735,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended. During the six months ended June 30, 2010, options to six employees to purchase a total of 38,000 shares expired. As of June 30, 2010, there were options outstanding to purchase 645,000 shares and 881,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 will not have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 will not have a material impact on our financial position, results of operations or cash flows.

NOTE 2 – NET INCOME PER SHARE AND COMPREHENSIVE INCOME

Basic net income per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares outstanding for the period. Diluted net income per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.

Options in the amount of 57,938 and 56,143 shares for the three and six months ended June 30, 2011, respectively are included in the diluted weighted average shares outstanding. Options in the amount of 49,082 and 46,009 shares for the three and six months ended June 30, 2010, respectively are included in the diluted weighted average shares outstanding. As of June 30, 2011 and 2010, options to purchase 518,000 and 432,000 shares, respectively, were antidilutive.

The following table sets forth the components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$(40,152)	$1,472,638	$2,084,712	$3,357,636
Change in unrealized gain on securities available for sale	1,048,195	(2,937,062)	(710,937)	1,152,881
Comprehensive income (loss)	$1,008,043	$(1,464,424)	$1,373,775	$4,510,517

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On June 29, 2011, the Company acquired three manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $13,300,000. The purchase price also included rental homes and equipment. These three all-age communities, Countryside Village in Columbia TN, Shady Hills in Nashville TN, and Trailmont in Goodlettsville TN, total 693 sites situated on 209 acres. The average occupancy for these communities is approximately 73%. The Company used proceeds from the preferred stock offering (See Note 6) to finance this acquisition.

Accounting Standards Codification (ASC) 805-10, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”. Accordingly, acquisition costs incurred, which would have previously been capitalized, are expensed currently. The Company has recognized $135,626 and $160,058 in professional fees and other acquisition costs in our results of operations for the three and six months ended June 30, 2011 and 2010, respectively.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company holds a portfolio of securities of other REITs. During the six months ended June 30, 2011, the Company sold securities with an adjusted cost of $1,152,212 and recognized a gain on sale of $1,541,856. The Company also made purchases of $9,729,476 in securities available for sale. Of this amount, the Company made total purchases of 62,505 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, in its Dividend Reinvestment and Stock Purchase Plan for a total cost of $497,021 or an average cost of $7.95 per share. As of June 30, 2011, the Company owned a total of 1,689,892 shares of MREIC at a total cost of $13,849,397 or an average cost of $8.20 per share.

As of June 30, 2011, the Company had five securities that were temporarily impaired. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at June 30, 2011:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$ 344,034	$ 2,205	$ -0-	$ -0-
Common Stock	3,828,400	159,606	-0-	-0-
Total	$4,172,434	$161,811	$ -0-	$ -0-

The unrealized loss for each security was less than 10%. The Company has determined that these securities are temporarily impaired as of June 30, 2011. The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. As of June 30, 2011, the Company had total net unrealized gains on its securities portfolio of $5,739,444.

As of June 30, 2011 and December 31, 2010, the Company had margin loan balances of $2,705,430 and $5,185,212, respectively, which were collateralized by the Company’s securities portfolio.

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

The Company extended its $5,000,000 unsecured line of credit with Bank of America. As of June 30, 2011 and December 31, 2010, the amounts outstanding on this credit line was $-0- and $3,000,000, respectively. This line of credit expires on August 31, 2012.

The Company modified and extended its $10,000,000 revolving line of credit with Sun National Bank. The interest rate was modified from prime to LIBOR plus 350 basis points. Advances were increased from 50% of eligible notes receivables secured by manufactured home loans to 60%. As of June 30, 2011 and December 31, 2010, the amounts outstanding on this revolving line of credit was $-0- and $8,100,000, respectively. This revolving line of credit expires on June 30, 2014.

On June 1, 2011, the Company repaid its $2,500,000 loan with Two River Community Bank.

On June 1, 2011, the Company repaid its mortgage on Weatherly Estates. The principal balance on this mortgage was approximately $3,800,000.

During 2011, GE Commercial Distribution Finance Corporation (GE) limited its inventory financing to specific manufacturers. Therefore, the Company obtained $3,000,000 of additional inventory financing lines of credit with other inventory financing companies. Interest rates on these new lines range from prime with a minimum of 6% to prime plus 2% with a minimum of 8% after 18 months. Additionally, GE reviews the Company’s inventory financing line annually and adjusts the amount of the line based upon the amount outstanding on the line. During its current review, GE reduced the line from $6,000,000 to $2,000,000. As of June 30, 2011 and December 31, 2010, the total amount outstanding on these lines was $671,823 and $3,450,951, respectively.

As of June 30, 2011, total mortgages amounted to $95,403,823, of which $76,288,866 were at fixed rates and $19,114,957 were at variable rates. Total loans payable amounted to $3,377,253, all of which were at variable rates.

NOTE 6 – SHAREHOLDERS’EQUITY

Preferred Stock

On May 26, 2011, the Company issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for net proceeds of $31,861,173, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $554,522.  MREIC purchased 200,000 shares of Series A Preferred Stock in the offering.  Such shares were purchased by MREIC at the same price as other investors in the offering. The annual dividend of $2.0625 per share or 8.25% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on September 15, 2011.

The Series A Preferred Stock, par value $.10, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. The Series A Preferred Stock is not redeemable prior to May 26, 2016, except pursuant to provisions relating to preservation of the Company’s qualification as a real estate investment trust (REIT) or upon the occurrence of a Delisting Event or a Change of Control, as described below. On and after May 26, 2016, the Series A Preferred Stock will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared), if any, to, but not including, the redemption date, on each share of Series A Preferred Stock to be redeemed.

A “Delisting Event” occurs when both (i) the Series A Preferred Stock is not listed on the NYSE, the NYSE Amex or the NASDAQ, or listed or quoted on an exchange or quotation system that is a successor to the NYSE, NYSE Amex or NASDAQ and (ii) the Company is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, but any shares of Series A Preferred Stock are outstanding.

A “Change of Control” occurs when, after the original issuance of the Series A Preferred Stock, the following have occurred and are continuing:

●

the acquisition by any person, including any syndicate or group deemed to be a “person” under Section 13(d)(3) of the Exchange Act of beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of purchases, mergers or other acquisition transactions of shares of the Company’s stock entitling that person to exercise more than 50% of the total voting power of all outstanding shares of the Company’s stock entitled to vote generally in the election of directors (except that such person will be deemed to have beneficial ownership of all securities that such person has the right to acquire, whether such right is currently exercisable or is exercisable only upon the occurrence of a subsequent condition); and

●	following the closing of any transaction referred to above, neither the Company nor the acquiring or surviving entity has a class of common securities (or ADRs representing such securities) listed on the NYSE, the NYSE Amex or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor to the NYSE, NYSE Amex or NASDAQ.

Upon the occurrence of a Delisting Event or Change of Control, each holder of the Series A Preferred Stock will have the right to convert all or part of the shares of the Series A Preferred

Stock held, unless the Company elects to redeem the Series A Preferred Stock.

Holders of the Series A Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for six or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

On July 5, 2011, the Board of Directors declared a dividend for the period commencing May 26, 2011 and ending August 31, 2011, of $.55 per share on the Series A Preferred Stock to be paid on September 15, 2011 to shareholders of record, August 15, 2011.

Common Stock

On June 15, 2011, the Company paid $2,595,830, of which $428,035 was reinvested, as a dividend of $.18 per share to shareholders of record as of May 16, 2011. Total dividends paid for the six months ended June 30, 2011 amounted to $5,119,394, of which $846,350 was reinvested.

During the six months ended June 30, 2011, the Company received, including dividends reinvested, a total of $8,185,453 from the Dividend Reinvestment and Stock Purchase Plan. There were 833,852 new shares issued under the Plan.

On July 5, 2011, the Company declared a dividend of $.18 per share to be paid on September 15, 2011 to shareholders of record, August 15, 2011.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of this financial asset was determined using the following inputs at June 30, 2011:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale - Preferred Stock	$ 8,172,643	$ 8,172,643	$ -0-	$ -0-
Securities available for sale - Common Stock	28,451,161	28,451,161	-0-	-0-
Total	$36,623,804	$36,623,804	$ -0-	$ -0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2011, the fair and carrying value of fixed rate mortgages payable amounted to $77,871,152 and $76,288,866, respectively. The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 - CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

In May 2011, Memphis Mobile City, a 157-site community in Memphis TN, experienced heavy flooding. All residents of the community were evacuated. While, at this time, we anticipate re-opening Memphis Mobile City, we have not yet reached any final decision as to the future of this community. The net amount, including rental homes and after depreciation at which Memphis Mobile City was carried on our books at June 30, 2011 was approximately $1 million.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City. All homes owned by us were fully restored as were the homes of all residents who elected to make repairs. On May 9, 2011, we were notified that a lawsuit had been filed in the United States District Court for the Western District of Tennessee on behalf of a purported class of all individuals of Mexican national origin who are current or former residents of Memphis Mobile City. The complaint alleges various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. This complaint has not yet been served. We believe the action to be without merit and plan to defend it vigorously. Our insurance company is supporting our defense of this action.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 2011 and 2010 for interest was $2,500,462 and $2,303,392, respectively.  Interest cost capitalized to Land Development was $144,526 and $142,442 for the six months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011 and 2010, the Company had dividend reinvestments of $846,350 and $626,282, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed in the consolidated financial statements through the date these consolidated financial statements were issued.

On July 5, 2011, the Compensation Committee of the Board of Directors awarded 65,000 shares of restricted stock grants to five participants under the Company’s 2003 Stock Option and Stock Award Plan.  Additionally, restricted stock grants of 1,000 shares were granted to each of the nine directors of the Company. The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date. The grant date fair value of restricted stock grants awarded to participants in 2011 was approximately $826,000. In accordance with ASC Topic 718, the Company recognizes compensation expense for restricted stock awards upon the explicit vesting period stated in the individual award agreements, which for fiscal 2011 had an average term of five years. The Compensation Committee also awarded stock options to purchase 80,000 shares to twelve participants.

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

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities. During the six months ended June 30, 2011, we have purchased three manufactured home communities located in Tennessee for a total purchase price of $13,300,000. The Company now owns thirty-eight communities containing approximately 8,744 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company also invests in debt and equity securities of other REITs.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities. Income also includes sales of manufactured homes. Total income rose 22% and 16% for the quarter and six months ended June 30, 2011, respectively, as compared to the quarter and six months ended June 30, 2010, primarily due to the new acquisitions in 2010. Sales of manufactured homes have stabilized but continue to be disappointing due to weaknesses in the overall economy. Our customers still face difficulties in selling their existing homes. This coupled with continued high unemployment rates, has negatively impacted our sales and our gross profit percentage.

Economic growth in the US economy has moderated and high unemployment rates have persisted. However, activity in our communities has recently increased as conventional home ownership rates continue to fall. We are seeing increased demand for rental units and have added approximately 100 rental units, not including those purchased with the recent acquisitions, to selected communities.

The Company also holds a portfolio of securities of other REITs with a fair value of $36,623,804 at June 30, 2011.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments. At June 30, 2011, the Company’s portfolio consisted of 78% common stocks and 22% preferred stocks. The Company’s weighted-average yield on the securities portfolio was approximately 7% at June 30, 2011.

The market for REIT securities has continued to be strong. The Company took advantage of this and realized a net gain of $1,541,856 and $1,684,084 on securities transactions for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, the Company had unrealized gains of $5,739,444 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term.

Total expenses increased by approximately 26% and 19% for the quarter and six months, respectively, ended June 30, 2011 as compared to the quarter and six months ended June 30, 2010. This was primarily due to the new acquisitions in 2010.

Net income decreased from $1,472,638 for the quarter ended June 30, 2010 to $235,976 for the quarter ended June 30, 2011. Net income decreased from $3,357,636 for the six months ended June 30, 2010 to $2,360,840 for the six months ended June 30, 2011. Funds from operations decreased from $2,551,774 for the quarter ended June 30, 2010 to $1,613,377 for the quarter ended June 30, 2011. Funds from operations decreased from $5,440,315 for the six months ended June 30, 2010 to $5,125,311 for the six months ended June 30, 2011. Income from community operations increased from $3,121,250 for the quarter ended June 30, 2010 to $3,683,061 for the quarter ended June 30, 2011. Income from community operations increased from $6,390,870 for the six months ended June 30, 2010 to $7,378,295 for the six months ended June 30, 2011.

In spite of challenges in the broad economy, the Company continues to strengthen its balance sheet. On May 26, 2011, we issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock for net proceeds of $31,861,173, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $554,522.  With these proceeds, we have purchased three Tennessee communities and paid down certain loans and mortgages.

We have recently closed on a $9,520,000 mortgage loan. We have extended our $5,000,000 unsecured line of credit through August 31, 2012. We have modified and extended our $10,000,000 revolving line of credit through June 30, 2014. We have one mortgage with a current balance of approximately $4.6 million maturing in December 2011 and are in the process of refinancing/extending that loan.

As of June 30, 2011, the Company had approximately $8 million in cash and cash equivalents, $37 million in securities encumbered by $3 million in margin loans, $5 million available on its unsecured line of credit and $10 million available on its revolving line of credit. The Company also has facilities totaling $5 million to finance inventory purchases, of which $672,000 was utilized.

The Company intends to continue to increase its real estate investments. In 2010, we added seven manufactured home communities, encompassing over 1,200 sites, to our portfolio. As of June 30, 2011, we have added three additional communities, encompassing almost 700 sites. We have been positioning ourselves for future growth and will continue to seek

opportunistic investments.   However, there is no guarantee that any new opportunities will materialize or that the Company will be able to take advantage of such opportunities.

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

Changes In Results Of Operations

Rental and related income increased 19% from $6,771,160 for the quarter ended June 30, 2010 to $8,047,979 for the quarter ended June 30, 2011. Rental and related income increased 19% from $13,475,481 for the six months ended June 30, 2010 to $15,978,189 for the six months ended June 30, 2011. This was primarily due to the acquisition of seven communities during 2010. This was partially offset by a decrease in occupancy in one of our communities in Memphis, TN due to a severe rainstorm that swept the region in May 2010, and severe flooding in May 2011. All residents of the community were evacuated in 2011. At this time, we anticipate re-opening Memphis Mobile City. Without the effect of this community, occupancy remained relatively stable at approximately 78%. The Company has faced many challenges in filling vacant homesites due to the current economic environment.

Sales of manufactured homes amounted to $1,557,701 and $1,091,480 for the quarters ended June 30, 2011 and 2010, respectively, an increase of 43%. Sales of manufactured homes amounted to $2,643,945 and $2,548,431 for the six months ended June 30, 2011 and 2010, respectively, an increase of 4%. Cost of sales of manufactured homes amounted to $1,473,634 and $1,057,946 for the quarters ended June 30, 2011 and 2010, respectively. Cost of sales of manufactured homes amounted to $2,458,005 and $2,431,979 for the six months ended June 30, 2011 and 2010, respectively. Selling expenses amounted to $490,671 and $397,512 for the quarters ended June 30, 2011 and 2010, respectively. Selling expenses amounted to $875,767 and $796,230 for the six months ended June 30, 2011 and 2010, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $406,604, or 26% of total sales, for the quarter ended June 30, 2011 as compared to $363,978, or 33% of total sales, for the quarter ended June 30, 2010. Loss from sales operations amounted to $689,827, or 26% of total sales, for the six months ended June 30, 2011 as compared to $679,778, or 27% of total sales, for the six months ended June 30, 2010. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses increased 20% from $3,649,910 for the quarter ended June 30, 2010 to $4,364,918 for the quarter ended June 30, 2011. Community operating expenses increased 21% from $7,084,611 for the six months ended June 30, 2010 to $8,599,894 for the six months ended June 30, 2011. This was primarily due to the acquisition of seven communities during 2010 and an increase in personnel and related costs, and repairs and maintenance. General and administrative expenses increased 38% from $743,564 for the quarter ended June 30, 2010 to $1,025,912 for the quarter ended June 30, 2011. General and administrative expenses increased 24% from $1,610,292 for the six months ended June 30, 2010 to $1,991,965 for the six months ended June 30, 2011. This was primarily due to an increase in compensation costs. Acquisition costs relating to transaction and due diligence costs associated with the acquisition of the communities in 2010 and 2011 amounted to $135,626 and $160,058 for the quarter and six months ended June 30, 2011 and 2010, respectively. These costs would have previously been capitalized. Depreciation expense increased 30% from $1,070,226 for the quarter ended June 30, 2010 to $1,394,901 for the quarter ended June 30, 2011. Depreciation expense increased 34% from $2,088,874 for the six months ended June 30, 2010 to $2,790,535 for the six months ended June 30, 2011. This was primarily due to the acquisition of seven communities during 2010. Amortization expense increased 45% from $57,369 for the quarter ended June 30, 2010 to $83,283 for the quarter ended June 30, 2011. Amortization expense increased 48% from $108,489 for the six months ended June 30, 2010 to $160,566 for the six months ended June 30, 2011. This was primarily due to the new mortgages in 2010 and 2011.

Interest and dividend income decreased 16% from $1,243,060 for the quarter ended June 30, 2010 to $1,044,593 for the quarter ended June 30, 2011. Interest and dividend decreased 10% from $2,320,672 for the six months ended June 30, 2010 to $2,087,808 for the six months ended June 30, 2011. This was primarily due to a decrease in the average balance of notes receivables.

Gain on securities transactions, net amounted to $-0- for the quarter ended June 30, 2011, as compared to $702,169 for the quarter ended June 30, 2010 and $1,541,856 for the six months ended June 30, 2011, as compared to $1,684,084 for the six months ended June 30, 2010. The market for REIT securities has continued to be strong. At June 30, 2011, the Company had unrealized gains of $5,739,444 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term.

Interest expense increased 22% from $1,212,270 for the quarter ended June 30, 2010 to $1,474,200 for the quarter ended June 30, 2011. Interest expense increased 20% from $2,432,175 for the six months ended June 30, 2010 to $2,929,906 for the six months ended June 30, 2011. This was primarily due to an increase in mortgages payable due to the new mortgages for the 2010 acquisitions.

Changes in Financial Condition

Total investment property and equipment increased 9% or $15,372,495 during the six months ended June 30, 2011. This increase was primarily due to the acquisition of the three manufactured home communities in Tennessee for a total purchase price of approximately $13,300,000. The Company also added approximately 100 rental units, not including those purchased with the recent acquisitions, to selected communities.

Securities available for sale increased 27% or $7,866,327 during the six months ended June 30, 2011.  This increase was due primarily to purchases of $9,729,476, partially offset by the sales of securities with a cost of $1,152,212 and a decrease in unrealized gain of $710,937.

Inventory of manufactured homes remained relatively stable. Because conventional home ownership rates continue to decline, the Company is optimistic about future sales and rental prospects.

Mortgages payable increased 5% or $4,588,046 during the six months ended June 30, 2011. This increase was due to a new $9,520,000 mortgage partially offset by principal repayments of $4,931,954, including the repayment of one mortgage with a balance of approximately $3.8 million.

Loans payable decreased 85% or $18,858,910 during the six months ended June 30, 2011.  This decrease was primarily due to proceeds from the new mortgage and, in part, proceeds from the preferred stock offering, being used to pay down the margin loans and the lines of credit.

On May 26, 2011, the Company issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock for net proceeds of $31,861,173, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $554,522.  With these proceeds, we have purchased three Tennessee communities and paid down certain loans and mortgages. The Company intends to make additional acquisitions when opportunities arise. On July 5, 2011, the Board of Directors declared a preferred stock dividend for the period commencing May 26, 2011 and ending August 31, 2011, of $.55 per share on the Series A Preferred Stock to be paid on September 15, 2011 to shareholders of record, August 15, 2011.

The Company raised $8,185,453 from the issuance of shares in the DRIP during the six months ended June 30, 2011, which included dividend reinvestments of $846,350.   Dividends paid on the common stock for the six months ended June 30, 2011 were $5,119,394 of which $846,350 was reinvested.    On July 5, 2011, the Company declared a common stock dividend of $0.18 per common share to be paid September 15, 2011 to common shareholders of record as of August 15, 2011.

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

Net cash provided by operating activities amounted to $4,368,380 and $2,759,865 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company had approximately $8 million in cash, $37 million in securities encumbered by $3 million in margin loans, $5 million available on its unsecured line of credit and $10 million available on its revolving line of credit, and facilities totaling $5 million to finance inventory purchases, of which $672,000 was utilized. The Company also owns 38 properties, of which 17 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital by accessing the capital markets and through its DRIP. The Company believes that funds generated from operations, the capital markets, the DRIP, the funds available on the lines of credit, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

The Company has one mortgage with a balance of approximately $4,600,000 maturing in December 2011. We are currently in the process of refinancing/extending this mortgage and are optimistic that we will be successful.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations

Funds from Operations (FFO) is defined as net income excluding preferred dividends and gains (or losses) from sales of depreciable assets, plus depreciation. FFO should be considered as a supplemental measure of operating performance used by real estate investment trust (REITs). FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis. The items excluded from FFO are significant components in understanding and assessing the Company’s financial performance. FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity. FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.

The Company’s FFO for the three and six months ended June 30, 2011 and 2010 is calculated as follows:

	Three Months		Six Months
	2011	2010	2011	2010

Net Income	$235,976	$1,472,638	$2,360,840	$3,357,636
Preferred Dividend	(276,128)	-0-	(276,128)	-0-
Depreciation Expense	1,394,901	1,070,226	2,790,535	2,088,874
(Gain) Loss on Sales of Depreciable Assets	(17,500)	8,910	(26,064)	(6,195)

FFO	$1,337,249	$2,551,774	$4,849,183	$5,440,315

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2011 and 2010:

	2011	2010

Operating Activities	$4,368,380	$2,759,865
Investing Activities	(22,610,085)	(14,074,586)
Financing Activities	20,503,546	10,211,092

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -	Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10- K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2 -	Unregistered Sale of Equity Securities and Use of Proceeds – none

Item 3 -	Defaults Upon Senior Securities – none

Item 4 -	Removed and Reserved

Item 5 -	Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors – none

Item 6 -	Exhibits –

	31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

	31.2	Certification of Anna T. Chew, Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Vice President and Chief Financial Officer (Furnished herewith).

	101	The following materials from UMH Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the related notes to these financial statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMH PROPERTIES, INC.

DATE: August 8, 2011	By /s/ Samuel A. Landy
Samuel A. Landy
President and
Chief Executive Officer

DATE: August 8, 2011	By /s/ Anna T. Chew
Anna T. Chew
Vice President and
Chief Financial Officer