Form 10-Q
period 2011-09-30
UMH PROPERTIES, INC.
filed 2011-11-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of November 7, 2011 was 14,902,834 shares.

Page No.
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
Consolidated Balance Sheets	3-4
Consolidated Statements of Income	5-6
Consolidated Statements of Cash Flows	7
Notes To Consolidated Financial Statements	8-18

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 – Controls And Procedures	26

PART II – OTHER INFORMATION	28

Item 1 – Legal Proceedings	28

Item 1A – Risk Factors	28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 – Defaults Upon Senior Securities	28

Item 4 – Removed and Reserved	28

Item 5 – Other Information	28

Item 6 – Exhibits	29

SIGNATURES	30

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

- ASSETS -	September 30, 2011 (Unaudited)	December 31, 2010

INVESTMENT PROPERTY AND EQUIPMENT
Land	$17,590,214	$ 15,987,214
Site and Land Improvements	136,632,208	124,836,496
Buildings and Improvements	5,302,168	4,658,017
Rental Homes and Accessories	26,806,510	23,108,345
Total Investment Property	186,331,100	168,590,072
Equipment and Vehicles	8,577,705	8,291,216
Total Investment Property and Equipment	194,908,805	176,881,288
Accumulated Depreciation	(65,335,662)	(61,142,288)
Net Investment Property and Equipment	129,573,143	115,739,000

OTHER ASSETS
Cash and Cash Equivalents	7,452,343	5,661,020
Securities Available for Sale	38,845,432	28,757,477
Inventory of Manufactured Homes	10,294,589	10,574,240
Notes and Other Receivables, net	21,352,827	21,599,080
Unamortized Financing Costs	1,165,704	1,060,052
Prepaid Expenses	1,254,349	736,073
Land Development Costs	4,943,037	4,653,573
Total Other Assets	85,308,281	73,041,515

TOTAL ASSETS	$214,881,424	$188,780,515

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	September 30, 2011 (Unaudited)	December 31, 2010

LIABILITIES:
MORTGAGES PAYABLE	$90,299,448	$ 90,815,777

OTHER LIABILITIES
Accounts Payable	262,470	748,477
Loans Payable	19,515,101	22,236,163
Accrued Liabilities and Deposits	2,282,366	2,269,892
Tenant Security Deposits	916,751	782,453
Total Other Liabilities	22,976,688	26,036,985
Total Liabilities	113,276,136	116,852,762

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, $33,470,000 liquidation value, 1,380,000 shares authorized; 1,338,800 shares issued and outstanding as of September 30, 2011	33,470,000	-0-
Common Stock – $.10 par value per share, 28,000,000 and 20,000,000 shares authorized; 14,840,740 and 13,701,625 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,484,074	1,370,163
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	73,571,526	64,775,002
Accumulated Other Comprehensive Income (Loss)	(898,115)	6,450,381
Accumulated Deficit	(6,022,197)	(667,793)
Total Shareholders’ Equity	101,605,288	71,927,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$214,881,424	$188,780,515

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

	THREE MONTHS		NINE MONTHS
	2011	2010	2011	2010

INCOME:
Rental and Related Income	$8,482,122	$7,087,977	$24,460,311	$20,563,458
Sales of Manufactured Homes	1,182,455	1,382,362	3,826,400	3,930,793

Total Income	9,664,577	8,470,339	28,286,711	24,494,251

EXPENSES:
Community Operating Expenses	4,649,061	3,954,578	13,248,955	11,039,189
Cost of Sales of Manufactured Homes	1,061,969	1,280,009	3,519,974	3,711,988
Selling Expenses	638,649	413,906	1,514,416	1,210,136
General and Administrative Expenses	1,132,796	800,086	3,124,761	2,410,378
Acquisition Costs	25,813	-0-	161,439	160,058
Depreciation Expense	1,580,906	1,168,920	4,371,441	3,257,794
Amortization of Financing Costs	79,628	57,369	240,194	165,858

Total Expenses	9,168,822	7,674,868	26,181,180	21,955,401

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,145,694	1,165,860	3,233,502	3,486,532
Gain on Securities Transactions, net	486,087	610,458	2,027,943	2,294,542
Other Income	36,656	9,261	61,898	44,742
Interest Expense	(1,374,601)	(1,377,702)	(4,304,507)	(3,809,877)

Total Other Income (Expense)	293,836	407,877	1,018,836	2,015,939

Income before Gain (Loss) on Sales of Investment Property and Equipment	789,591	1,203,348	3,124,367	4,554,789
Gain (Loss) on Sales of Investment Property and Equipment	3,286	(6,044)	29,350	151

Net Income	792,877	1,197,304	3,153,717	4,554,940
Preferred Dividend	690,319	-0-	966,447	-0-

Net Income Attributable to Common Shareholders	$102,558	$1,197,304	$2,187,270	$4,554,940

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

	THREE MONTHS		NINE MONTHS
	2011	2010	2011	2010

Net Income per Share - Basic
Net Income	$0.05	$0.09	$0.22	$0.36
Less Preferred Dividend	0.05	-0-	0.07	-0-

Net Income Attributable to Common Shareholders	$0.00	$0.09	$0.15	$0.36

Net Income per Share - Diluted
Net Income	$0.05	$0.09	$0.22	$0.36
Less Preferred Dividend	0.05	-0-	0.07	-0-

Net Income Attributable to Common Shareholders	$0.00	$0.09	$0.15	$0.36

Weighted Average Shares Outstanding -
Basic	14,717,146	12,801,417	14,330,197	12,552,440
Diluted	14,773,289	12,866,798	14,386,340	12,607,180

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,153,717	$ 4,554,940
Non-Cash Adjustments:
Depreciation	4,371,441	3,257,794
Amortization of Financing Costs	240,194	165,858
Stock Compensation Expense	199,020	49,933
Increase in Provision for Uncollectible Notes and Other Receivables	397,000	275,500
Gain on Securities Transactions, net	(2,027,943)	(2,294,542)
Gain on Sales of Investment Property and Equipment	(29,350)	(151)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	279,651	(3,440,690)
Notes and Other Receivables	(150,747)	(588,916)
Prepaid Expenses	(518,276)	(429,850)
Accounts Payable	(486,007)	801,206
Accrued Liabilities and Deposits	12,474	108,821
Tenant Security Deposits	134,298	124,323
Net Cash Provided by Operating Activities	5,575,472	2,584,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(13,300,000)	(13,176,800)
Purchase of Investment Property and Equipment	(5,328,015)	(5,052,167)
Proceeds from Sales of Assets	451,781	265,208
Additions to Land Development	(289,464)	(152,097)
Purchase of Securities Available for Sale	(19,183,660)	(5,746,689)
Net Proceeds from Sales of Securities Available for Sale	3,775,152	6,316,232
Net Cash Used in Investing Activities	(33,874,206)	(17,546,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	9,520,000	7,478,250
Net Proceeds on Loans	-0-	5,006,920
Principal Payments of Mortgages and Loans	(12,757,391)	(1,460,022)
Financing Costs on Debt	(345,846)	(172,774)
Proceeds from Issuance of Preferred Stock, net of offering costs	31,861,173	-0-
Proceeds from Issuance of Common Stock, net of amount reinvested	9,011,721	7,466,527
Proceeds from Exercise of Stock Options	75,600	-0-
Preferred Dividends Paid	(736,341)	-0-
Common Stock Distributions Paid, net of amount reinvested	(6,538,859)	(5,823,124)
Net Cash Provided by Financing Activities	30,090,057	12,495,777

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,791,323	(2,466,310)
CASH AND CASH EQUIVALENTS-BEGINNING	5,661,020	4,519,785
CASH AND CASH EQUIVALENTS-ENDING	7,452,343	$ 2,053,475

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (the Company or we) owns and operates thirty-eight manufactured home communities containing approximately 8,744 sites.  In October 2011, we acquired Clinton Mobile Home Resort, a 116-site community in Tiffin, Ohio (See Note 10).  With this acquisition, we now own thirty-nine communities consisting of approximately 8,860 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. This company was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $100,870 and $199,020 have been recognized for the three and nine months ended September 30, 2011, respectively, and, $34,713 and $49,933 for the three and nine months ended September 30, 2010, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2011 and 2010:

	2011	2010

Dividend yield	7.00%	8.85%
Expected volatility	24.81%	23.59%
Risk-free interest rate	2.46%	2.67%
Expected lives	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the nine months ended September 30, 2011 and 2010 was $1.01 and $0.60.

During the nine months ended September 30, 2011, one employee exercised her stock options to purchase 10,000 shares for a total of $75,600.  As of September 30, 2011, there were options outstanding to purchase 750,000 shares and 632,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.  During the nine months ended September 30, 2010, options to six employees to purchase a total of 38,000 shares expired.  As of September 30, 2010, there were options outstanding to purchase 731,000 shares and 735,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.

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

Options in the amount of 56,143 shares for both the three and nine months ended September 30, 2011 are included in the diluted weighted average shares outstanding.  Options in the amount of 65,381 and 54,740 shares for the three and nine months ended September 30, 2010, respectively are included in the diluted weighted average shares outstanding.  As of September 30, 2011 and 2010, options to purchase 547,000 and 518,000 shares, respectively, were antidilutive.

The following table sets forth the components of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010:

	Three Months		Nine Months
	2011	2010	2011	2010

Net income attributable to common shareholders	$102,558	$1,197,304	$2,187,270	$4,554,940
Change in unrealized gain on securities available for sale	(6,637,559)	1,873,211	(7,348,496)	3,026,092
Comprehensive income (loss)	$(6,535,001)	$3,070,515	$(5,161,226)	$7,581,032

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On June 29, 2011, the Company acquired three manufactured home communities from an unrelated entity for a total purchase price of $13,300,000.  The purchase price also included rental homes and equipment.  These three all-age communities, Countryside Village in Columbia TN, Shady Hills in Nashville TN, and Trailmont in Goodlettsville TN, total 693 sites situated on 209 acres.  The average occupancy for these communities is approximately 73%.  The Company used proceeds from the preferred stock offering (See Note 6) to finance this acquisition.

Accounting Standards Codification (ASC) 805-10, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”.  Accordingly, acquisition costs incurred, which would have previously been capitalized, are expensed currently.  The Company has recognized $25,813 and $-0- in professional fees and other acquisition costs in our results of operations for the three months ended September 30, 2011 and 2010, respectively.  The Company has recognized $161,439 and $160,058 in professional fees and other acquisition costs in our results of operations for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company holds a portfolio of securities of other REITs.  Total securities available for sale as of September 30, 2011 amounted to $38,845,432, consisting of $28,750,657 common stock and $10,094,775 preferred stock.  Total securities available for sale as of December 31, 2010 amounted to $28,757,477, consisting of $22,714,546 common stock and $6,042,931 preferred stock.   During the nine months ended September 30, 2011, the Company sold securities with an adjusted cost of $1,747,209 and recognized a gain on sale of $2,027,943.  The Company also made purchases of $19,183,660 in securities available for sale.  Of this amount, the Company made total purchases of 81,642 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, in its Dividend Reinvestment and Stock Purchase Plan for a total cost of $640,555 or an average cost of $7.85 per share.  As of September 30, 2011, the Company owned a total of 1,709,030 shares of MREIC at a total cost of $13,992,931 or an average cost of $8.19 per share.

As of September 30, 2011, the Company had 21 securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at September 30, 2011:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$4,138,395	$260,825	$ -0-	$ -0-
Common Stock	25,586,410	3,212,928	-0-	-0-
Total	$29,724,805	$3,473,753	$ -0-	$ -0-

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

14*	$19,592,090	$ 813,660	Less than or equal to 10%
5	$5,843,265	$ 873,850	Less than or equal to 20%
1	$3,207,950	$ 976,275	Less than or equal to 30%
1	$1,081,500	$ 809,968	Less than or equal to 50%
21	$ 29,724,805	$3,473,753

*Includes common stock of Monmouth Real Estate Investment Corporation, a related entity, with a fair value of 13,552,610 and an unrealized loss of $440,322.

The Company has determined that these securities are temporarily impaired as of September 30, 2011.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

As of September 30, 2011 and December 31, 2010, the Company had margin loan balances of $13,428,214 and $5,185,212, respectively, which were collateralized by the Company’s securities portfolio.  The interest rate on the margin loan was 2% at both September 30, 2011 and December 31, 2010.

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

The Company extended its $5,000,000 unsecured line of credit with Bank of America.  As of September 30, 2011 and December 31, 2010, the amounts outstanding on this credit line was  $-0- and $3,000,000, respectively.  This line of credit expires on August 31, 2012.

The Company modified and extended its $10,000,000 revolving line of credit with Sun National Bank.  The interest rate was modified from prime to LIBOR plus 350 basis points.  Advances were increased from 50% of eligible notes receivables secured by manufactured home loans to 60%.  As of September 30, 2011 and December 31, 2010, the amount outstanding on this revolving line of credit was $4,592,263 and $8,100,000, respectively.  This revolving line of credit expires on June 30, 2014.

On June 1, 2011, the Company repaid its $2,500,000 loan with Two River Community Bank.

On June 1, 2011, the Company repaid its mortgage on Weatherly Estates.  The principal balance on this mortgage was approximately $3,800,000.

During 2011, GE Commercial Distribution Finance Corporation (GE) limited its inventory financing to specific manufacturers.  Therefore, the Company obtained $3,000,000 of additional inventory financing lines of credit with other inventory financing companies.  Interest rates on these new lines range from prime with a minimum of 6% to prime plus 2% with a minimum of 8% after 18 months.  Additionally, GE reviews the Company’s inventory financing line annually and adjusts the amount of the line based upon the amount outstanding on the line.  During its current review, GE reduced the line from $6,000,000 to $2,000,000.  As of September 30, 2011 and December 31, 2010, the total amount outstanding on these lines was $1,494,624 and $3,450,951, respectively.

As of September 30, 2011, total mortgages amounted to $90,299,448, of which $71,301,760 were at fixed rates and $18,997,688 were at variable rates.  Total loans payable amounted to $19,515,101, all of which were at variable rates.

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

On September 15, 2011, the Company paid $736,341 in preferred dividends or $.55 per share to preferred shareholders of record as of August 15, 2011.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share. On

October 4, 2011 the Company declared a preferred dividend of $.515625 per share to be paid on December 15, 2011 to preferred shareholders of record, November 15, 2011.

Common Stock

On September 15, 2011, the Company paid $2,652,386, of which $386,571 was reinvested, as a dividend of $.18 per share to shareholders of record as of August 15, 2011.  Total dividends paid for the nine months ended September 30, 2011 amounted to $7,771,780, of which $1,232,921 was reinvested.

During the nine months ended September 30, 2011, the Company received, including dividends reinvested, a total of $10,244,642 from the Dividend Reinvestment and Stock Purchase Plan.  There were 1,055,115 new shares issued under the Plan.

On October 4, 2011, the Company declared a dividend of $.18 per share to be paid on December 15, 2011 to shareholders of record, November 15, 2011.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of this financial asset was determined using the following inputs at September 30, 2011:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale - Preferred Stock	$10,094,775	$10,094,775	$-0-	$-0-
Securities available for sale - Common Stock	28,750,657	28,750,657	-0-	-0-

Total	$38,845,432	$38,845,432	$-0-	$-0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of September 30, 2011, the fair and carrying value of fixed rate mortgages payable amounted to $72,806,064 and $71,301,760, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 -  CONTINGENCIES

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the consolidated balance sheet or results of operations.

The Properties are covered against losses caused by various events including fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits.  Recoverable costs are classified in other assets as incurred.  Insurance proceeds are applied against the asset when received.

In May 2011, Memphis Mobile City, a 157-site community in Memphis TN, experienced heavy flooding.  All residents of the community were evacuated. While, at this time, we anticipate re-opening Memphis Mobile City, we have not yet reached any final decision as to the future of this community.  The net amount, including inventory and rental homes and after depreciation, at which Memphis Mobile City was carried on our books at September 30, 2011 was approximately $2 million.  The Company has made claims for full recovery of any loss arising from the flood, subject to deductibles.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City. All homes owned by us were fully restored as were the homes of all residents who elected to make repairs. On May 9, 2011, we were notified that a lawsuit had been filed in the United States District Court for the Western District of Tennessee on behalf of a purported class of all individuals of Mexican national origin who are current or former residents of Memphis Mobile City. The complaint alleges various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. The complaint was served on August 29, 2011.  We believe the action to be without merit and plan to defend it vigorously.  Our insurance company is supporting our defense of this action.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 2011 and 2010 for interest was $3,574,344 and $3,634,089, respectively.  Interest cost capitalized to Land Development was $219,276 and $235,280 for the nine months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011 and 2010, the Company had dividend reinvestments of $1,232,921 and $971,224, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed in the consolidated financial statements through the date these consolidated financial statements were issued.

On October 28, 2011, the Company acquired one manufactured home community from an unrelated entity, for a purchase price of $3,450,000.  This 55 and older community, located in Tiffin, Ohio, has a total of 116 sites situated on 24 acres.  This community is 98% occupied.  The Company used proceeds from the preferred stock offering (See Note 6) to finance this acquisition.

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

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  During the nine months ended September 30, 2011, we have purchased three manufactured home communities located in Tennessee for a total purchase price of $13,300,000.  In October 2011, we acquired Clinton Mobile Home Resort, a 116-site community in Tiffin, Ohio.  With this acquisition, we now own thirty-nine communities consisting of approximately 8,860 sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company also invests in debt and equity securities of other REITs.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.  Total income rose 14% and 15% for the quarter and nine months ended September 30, 2011, respectively, as compared to the quarter and nine months ended September 30, 2010, primarily due to the new acquisitions in 2010 and 2011.  Sales of manufactured homes have stabilized but continue to be disappointing due to weaknesses in the overall economy.  Our customers still face difficulties in selling their existing homes. This coupled with continued high unemployment rates, has negatively impacted our sales and our gross profit percentage.

Economic growth in the US economy has moderated and high unemployment rates have persisted.  However, activity in our communities has recently increased as conventional home ownership rates continue to fall.  We are seeing increased demand for rental units and have added approximately 140 rental units, including those purchased with the recent acquisitions, to selected communities.

The Company also holds a portfolio of securities of other REITs with a fair value of $38,845,432 at September 30, 2011.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.  At September 30, 2011, the Company’s portfolio consisted of 74% common stocks and 26% preferred stocks.  The Company’s weighted-average yield on the securities portfolio was approximately 7.8% at September 30, 2011.

The Company realized a net gain of $2,027,943 and $2,294,542 on securities transactions for the nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011, the Company had an unrealized loss of $898,115 in its REIT securities portfolio.   The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Total expenses increased by approximately 19% for both the quarter and nine months ended September 30, 2011, as compared to the quarter and nine months ended September 30, 2010.  This was primarily due to the new acquisitions in 2010 and 2011.

Net income decreased from $1,197,304 for the quarter ended September 30, 2010 to $792,877 for the quarter ended September 30, 2011.  Net income decreased from $4,554,940 for the nine months ended September 30, 2010 to $3,153,717 for the nine months ended September 30, 2011.  Funds from operations (see page 24) decreased from $2,372,268 for the quarter ended September 30, 2010 to $1,680,178 for the quarter ended September 30, 2011.  Funds from operations decreased from $7,812,583 for the nine months ended September 30, 2010 to $6,529,361 for the nine months ended September 30, 2011.  Income from community operations increased from $3,133,399 for the quarter ended September 30, 2010 to $3,833,061 for the quarter ended September 30, 2011.  Income from community operations increased from $9,524,269 for the nine months ended September 30, 2010 to $11,211,356 for the nine months ended September 30, 2011.

In spite of challenges in the broad economy, the Company continues to strengthen its balance sheet.  On May 26, 2011, we issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock for net proceeds of $31,861,173, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $554,522.  With these proceeds, we have purchased three Tennessee communities, paid down certain loans and mortgages and in October 2011, purchased the Ohio community.

During the nine months ended September 30, 2011, we have closed on a $9,520,000 mortgage loan, and have extended our $5,000,000 unsecured line of credit through August 31, 2012.  We have modified and extended our $10,000,000 revolving line of credit through June 30, 2014.

As of September 30, 2011, the Company had approximately $7 million in cash and cash equivalents, $39 million in securities encumbered by $13 million in margin loans, $5 million available on its unsecured line of credit and $5.4 million available on its revolving line of credit.  The Company also has facilities totaling $5 million to finance inventory purchases, of which $1.5 million was utilized.

The Company intends to continue to increase its real estate investments.  In 2010, we added seven manufactured home communities, encompassing over 1,200 sites, to our portfolio.  As of September 30, 2011, we have added three additional communities, encompassing almost 700 sites.  In October 2011, we added an additional 116-site community.  We are well positioned for future growth and will continue to seek opportunistic investments.  However, there is no guarantee that any new opportunities will materialize or that the Company will be able to take advantage of such opportunities.

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

Changes In Results Of Operations

Rental and related income increased 20% from $7,087,977 for the quarter ended September 30, 2010 to $8,482,122 for the quarter ended September 30, 2011.  Rental and related income increased 19% from $20,563,458 for the nine months ended September 30, 2010 to $24,460,311 for the nine months ended September 30, 2011.  This was primarily due to the acquisition of seven communities during 2010 and three communities at the end of the second quarter of 2011.  This was partially offset by a decrease in occupancy in one of our communities in Memphis, TN due to a severe rainstorm that swept the region in May 2010, and severe flooding in May 2011.  All residents of the community were evacuated in 2011.  At this time, we anticipate re-opening Memphis Mobile City.  Without the effect of this community, occupancy remained relatively stable at approximately 77%.  The Company has faced many challenges in filling vacant homesites due to the current economic environment.

Sales of manufactured homes amounted to $1,182,455 and $1,382,362 for the quarters ended September 30, 2011 and 2010, respectively, a decrease of 14%.  Sales of manufactured homes amounted to $3,826,400 and $3,930,793 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of 3%.  Cost of sales of manufactured homes amounted to $1,061,969 and $1,280,009 for the quarters ended September 30, 2011 and 2010, respectively.  Cost of sales of manufactured homes amounted to $3,519,974 and $3,711,988 for the nine months ended September 30, 2011 and 2010, respectively.  Selling expenses amounted to $638,649 and $413,906 for the quarters ended September 30, 2011 and 2010, respectively.  Selling expenses amounted to $1,514,416 and $1,210,136 for the nine months ended September 30, 2011 and 2010, respectively.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $518,163, or 44% of total sales, for the quarter ended September 30, 2011 as compared to $311,553, or 23% of total sales, for the quarter ended September 30, 2010.  Loss from sales operations amounted to $1,207,990, or 32% of total sales, for the nine months ended September 30, 2011 as compared to $991,331, or 25% of total sales, for the nine months ended September 30, 2010.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses increased 18% from $3,954,578 for the quarter ended September 30, 2010 to $4,649,061 for the quarter ended September 30, 2011.  Community operating expenses increased 20% from $11,039,189 for the nine months ended September 30, 2010 to $13,248,955 for the nine months ended September 30, 2011.  This was primarily due to the acquisitions during 2010 and 2011, and an increase in personnel and related costs, and repairs and maintenance. General and administrative expenses increased 42% from $800,086 for the quarter ended September 30, 2010 to $1,132,796 for the quarter ended September 30, 2011.  General and administrative expenses increased 30% from $2,410,378 for the nine months ended September 30, 2010 to $3,124,761 for the nine months ended September 30, 2011.  This was primarily due to an increase in compensation costs.  Acquisition costs relating to transaction and due diligence costs associated with the acquisitions of the communities in 2010 and 2011 amounted to $25,813 and $-0- for the quarters ended September 30, 2011 and 2010, respectively, and $161,439 and $160,058 for the nine months ended September 30, 2011 and 2010, respectively.  These costs would have previously been capitalized.  Depreciation expense increased 35% from $1,168,920 for the quarter ended September 30, 2010 to $1,580,906 for the quarter ended September 30, 2011.  Depreciation expense increased 34% from $3,257,794 for the nine months ended September 30, 2010 to $4,371,441 for the nine months ended September 30, 2011.  This was primarily due to the acquisitions during 2010 and 2011.  Amortization expense increased 39% from $57,369 for the quarter ended September 30, 2010 to $79,628 for the quarter ended September 30, 2011.  Amortization expense increased 45% from $165,858 for the nine months ended September 30, 2010 to $240,194 for the nine months ended September 30, 2011.  This was primarily due to the new mortgages in 2010 and 2011.

Interest and dividend income decreased 2% from $1,165,860 for the quarter ended September 30, 2010 to $1,145,694 for the quarter ended September 30, 2011.  Interest and dividend decreased 7% from $3,486,532 for the nine months ended September 30, 2010 to $3,233,502 for the nine months ended September 30, 2011.  This was primarily due to a decrease in the average balance of notes receivables.

Gain on securities transactions, net amounted to $486,087 for the quarter ended September 30, 2011, as compared to $610,458 for the quarter ended September 30, 2010 and $2,027,943 for the nine months ended September 30, 2011, as compared to $2,294,542 for the nine months ended September 30, 2010.  At September 30, 2011, the Company had an unrealized loss of $898,115 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Interest expense remained relatively stable for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.  Interest expense increased 13% from $3,809,877 for the nine months ended September 30, 2010 to $4,304,507 for the nine months ended September 30, 2011.   This was primarily due to an increase in mortgages payable due to the new mortgages for the 2010 acquisitions.

Changes in Financial Condition

Total investment property and equipment increased 10% or $18,027,517 during the nine months ended September 30, 2011.  This increase was primarily due to the acquisition of the three manufactured home communities in Tennessee for a total purchase price of approximately $13,300,000.  The Company also added approximately 140 rental units, including those purchased with the recent acquisitions, to selected communities.

Securities available for sale increased 35% or $10,087,955 during the nine months ended September 30, 2011.  This increase was due primarily to purchases of $19,183,660, partially offset by the sales of securities with a cost of $1,747,209 and a decrease in unrealized gain of $7,348,496.

Inventory of manufactured homes remained relatively stable.  Because conventional home ownership rates continue to decline, the Company is optimistic about future sales and rental prospects.

Mortgages payable decreased 1% or $516,329 during the nine months ended September 30, 2011. This decrease was due to principal repayments of $10,036,329, including the repayment of two mortgages with a balance of approximately $8.4 million. This decrease was offset by a new mortgage of $9,520,000.

Loans payable decreased 12% or $2,721,062 during the nine months ended September 30, 2011.  This decrease was primarily due to proceeds from the new mortgage and, in part, proceeds from the preferred stock offering, being used to pay down the loans and the lines of credit.

On May 26, 2011, the Company issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock for net proceeds of $31,861,173, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $554,522.  With these proceeds, we have purchased three Tennessee communities, paid down certain loans and mortgages, and in October 2011, purchased an Ohio community.  The Company intends to make additional acquisitions when opportunities arise. On September 15, 2011, the Company paid $736,341 in preferred dividends or $.55 per share to preferred shareholders of record as of August 15, 2011.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share. On October 4, 2011 the Company declared a preferred dividend of $.515625 per share to be paid on December 15, 2011 to preferred shareholders of record, November 15, 2011.

The Company raised $10,244,642 from the issuance of shares in the DRIP during the nine months ended September 30, 2011, which included dividend reinvestments of $1,232,921.  Dividends paid on the common stock for the nine months ended September 30, 2011 were $7,771,780 of which $1,232,921 was reinvested.    On October 4, 2011, the Company declared a common stock dividend of $0.18 per common share to be paid December 15, 2011 to common shareholders of record as of November 15, 2011.

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

Net cash provided by operating activities amounted to $5,575,472 and $2,584,226 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company had approximately $7 million in cash, $39 million in securities encumbered by $13 million in margin loans, $5 million available on its unsecured line of credit, $5.4 million available on its revolving line of credit, and facilities totaling $5 million to finance inventory purchases, of which $1.5 million was utilized.  The Company also owns 38 properties, of which 18 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital by accessing the capital markets and through its DRIP.  The Company believes that funds generated from operations, the capital markets, the DRIP, the funds available on the lines of credit, together with the ability to finance and refinance its properties, will provide sufficient funds to adequately meet its obligations over the next several years.

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

The Company’s FFO for the three and nine months ended September 30, 2011 and 2010 is calculated as follows:

	Three Months		Nine Months
	2011	2010	2011	2010

Net Income	$792,877	$1,197,304	$3,153,717	$4,554,940
Preferred Dividend	(690,319)	-0-	(966,447)	-0-
Depreciation Expense	1,580,906	1,168,920	4,371,441	3,257,794
(Gain) Loss on Sales of Depreciable Assets	(3,286)	6,044	(29,350)	(151)

FFO	$1,680,178	$2,372,268	$6,529,361	$7,812,583

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2011 and 2010:

	2011	2010

Operating Activities	$5,575,472	$2,584,226
Investing Activities	(33,874,206)	(17,546,313)
Financing Activities	30,090,057	12,495,777

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

   The following materials from UMH Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii)  the Consolidated Statements of Cash Flows, and (iv) the related notes to these financial statements.

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

  November 7, 2011

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

  November 7, 2011

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer