Form 10-K
period 2011-12-31
UMH PROPERTIES, INC.
filed 2012-03-15
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock $.10 par value-New York Stock Exchange

8.25% Series A Cumulative Redeemable Preferred Stock $.10 par value per share, $25 liquidation value per share – New York Stock Exchange

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

   X

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes    X    No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2011 was $155,636,604.  Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2011 was $131,451,191.

The number of shares outstanding of issuer's common stock as of March 4, 2012 was 15,610,383 shares.

Documents Incorporated by Reference:

-

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2012 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2011.

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

TABLE OF CONTENTS

PART I

3

Item 1 – Business

3

Item 1A – Risk Factors

6

Item 1B – Unresolved Staff Comments

16

Item 2 – Properties

17

Item 3 – Legal Proceedings

21

Item 4 – Mine Safety Disclosures

21

PART II

22

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  22

Item 6 – Selected Financial Data

25

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

26

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

39

Item 8 – Financial Statements and Supplementary Data

39

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

41

Item 9A – Controls and Procedures

41

Item 9B – Other Information

42

PART III

43

Item 10 – Directors, Executive Officers and Corporate Governance

43

Item 11 – Executive Compensation

45

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

57

Item 13 – Certain Relationships and Related Transactions, and Director Independence

60

Item 14 – Principal Accounting Fees and Services

60

PART IV

62

Item 15 – Exhibits, Financial Statement Schedules

62

SIGNATURES

105

PART I

Item 1 – Business

General Development of Business

In this Form 10-K, “we”, “us”, “our”, or “the Company”, refers to UMH Properties, Inc., together with its predecessors and subsidiaries, unless the context requires otherwise.

UMH Properties, Inc. owns and operates forty manufactured home communities containing approximately 8,900 developed sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. Inherent in the operation of manufactured home communities is site vacancies.  S&F was established to fill these vacancies and potentially enhance the value of the communities.

In January 2012, the Company acquired Countryside Estates, a 90-site manufactured home community situated on approximately 64 acres, located in Muncie, Indiana, for a purchase price of $2,100,000.  With this purchase, UMH now owns forty-one manufactured home communities consisting of approximately 9,000 developed sites.

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

Background

Monmouth Capital Corporation, a publicly-owned Small Business Investment Corporation, that had owned approximately 66% of the Company’s stock, spun off to its shareholders in a registered distribution of three shares of UMH Properties, Inc. for each share of Monmouth Capital Corporation.  The Company in 1984 and 1985 issued additional shares through rights offerings.  The Company has been in operation for forty-four years, the last twenty-six of which have been as a publicly-owned corporation.

Narrative Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home sites on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents, and through its wholly-owned taxable REIT subsidiary, sells homes to residents and prospective residents of our communities.

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

The Company had operated as part of a group of three public companies (all REITs) which included Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC).  On July 31, 2007, MCC merged into MREIC.  The Company continues to operate in conjunction with MREIC.  MREIC invests in long-term net-leased industrial properties leased primarily to investment grade tenants.  Some general and administrative expenses are allocated between the Company and MREIC based on use or services provided, pursuant to a cost sharing arrangement.  Allocations of salaries and benefits are made between the Company and MREIC based on the amount of the employees’ time dedicated to each company.  The Company currently has approximately 150 employees.

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

The Company may issue securities for property; however, this has not occurred to date.  The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company.

The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.  The securities portfolio provides the Company with additional income and, to the extent not pledged to secure borrowings, provides the Company with liquidity.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and market price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At December 31, 2011 and 2010, the Company had $43,298,214 and $28,757,477, respectively, of securities available for sale.  Included in these securities are Preferred Stock of $10,404,609 and $6,042,931 at December 31, 2011 and 2010, respectively.  The unrealized net gain on securities available for sale at December 31, 2011 and 2010 amounted to $2,461,305 and $6,450,381, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.  The Company anticipates that renovation expenditures with respect to its present properties during 2012 will be approximately $3,300,000, including approximately $1,600,000 of improvements relating to Memphis Mobile City (See Note 11 in the Notes to the Consolidated Financial Statements).  It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

On March 1, 2012, the Company had approximately 150 employees, including Officers.  During the year, the Company hires approximately 40 part-time and full-time temporary employees as lifeguards, grounds keepers and for emergency repairs.

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

We may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions. In addition, the Code limits our ability to sell our properties. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service debt and make distributions to our stockholders.

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

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.  We mortgage many of our properties to secure payment of indebtedness and if we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, ability to service debt and make distributions and the market price of our preferred and common stock.

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

We face risks associated with our dependence on external sources of capital.  In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our preferred and common stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity issuance may dilute the holdings of our current stockholders.

We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. We have incurred, and may continue to incur, indebtedness in furtherance of our activities. Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our Board of Directors may vote to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We could therefore become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions to stockholders.

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

Risks Associated With Our Preferred Stock

Our ability to pay dividends on the Series A Preferred Stock  is limited by the requirements of Maryland law.  Our ability to pay dividends on the Series A Preferred Stock is limited by the laws of Maryland. Under Maryland General Corporation Law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Our Series A Preferred Stock has not been rated and is junior to our existing and future debt, and your interest could be diluted by the issuance of additional parity preferred securities and by other transactions.  Our Series A Preferred Stock has not been rated by any nationally recognized statistical rating organization, which may negatively affect its market value and your ability to sell it. It is possible that one or more rating agencies might independently determine to issue such a rating or that such a rating, if issued, could adversely affect the market price of our Series A Preferred Stock. In addition, we may elect in the future to obtain a rating of our Series A Preferred Stock, which could adversely impact its market price. Ratings only reflect the views of the rating agency or agencies issuing the ratings and they could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of our Series A Preferred Stock.

The payment of amounts due on the Series A Preferred Stock will be junior to all of our existing and future debt. We may also issue additional shares of Series A Preferred Stock or additional shares of preferred stock in the future which are on a parity with (or, upon the affirmative vote or consent of the holders of two-thirds of the outstanding shares of Series A Preferred Stock, senior to) the Series A Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up.

As a holder of Series A Preferred Stock, your voting rights are limited.  Your voting rights as a holder of Series A Preferred Stock will be limited. Our common stock is the only class carrying full voting rights. Voting rights for holders of Series A Preferred Stock exist only with respect to amendments to our charter (whether by merger, consolidation or otherwise) that materially and adversely affect the terms of the Series A Preferred Stock, the authorization or issuance of classes or series of equity securities that are senior to the Series A Preferred Stock and, if we fail to pay dividends on the Series A Preferred Stock for six or more quarterly periods (whether or not consecutive), the election of directors. You would not, however, have any voting rights if we amend, alter or repeal the provisions of our charter or the terms of the Series A Preferred Stock in connection with a merger, consolidation, transfer or conveyance of all or substantially all of our assets or otherwise, so long as the Series A Preferred Stock remains outstanding and its terms remain materially unchanged or you receive stock of the successor entity with substantially identical rights, taking into account that, upon the occurrence of an event described in this sentence, we may not be the surviving entity.

The change of control conversion feature may not adequately compensate you upon a Change of Control. The change of control conversion feature may not adequately compensate you upon a Change of Control.  In addition, those features of our Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of shares of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then current market price or that holders may otherwise believe is in their best interests.

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

The market value of our preferred and common stock could decrease based on our performance and market perception and conditions.  The market value of our preferred and common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our preferred and common stock is influenced by their respective distributions relative to market interest rates. Rising interest rates may lead potential buyers of our stock to expect a higher distribution rate, which would adversely affect the market price of our stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

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

•

The request of stockholders entitled to cast a majority or more of votes entitled to be cast at such meeting is necessary for stockholders to call a special meeting. We also require advance notice by common stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

Our Board of Directors may authorize and issue securities without stockholder approval. Under our charter, the Board of Directors has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

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

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of the Maryland corporation or an affiliate or associate of the Maryland corporation that was the beneficial owner of 10% or more of the voting power of the corporation’s outstanding stock during the past two years. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with our affiliated company MREIC.

We cannot assure you that we will be able to pay dividends regularly.  Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries. We cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future.

If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.  To qualify as a REIT, we must, among other things, satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to our leases, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We believe that our leases will be respected as true leases for federal income tax purposes. However, there can be no assurance that the Internal Revenue Service (“IRS”) will agree with this view. If the leases are not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs, and we could lose our REIT status.

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

To the extent we pay out in excess of 100% of our taxable income for any tax year, we may be able to carry forward such excess to subsequent years to reduce our required distributions for purposes of the 4% nondeductible excise tax in such subsequent years. We intend to pay out our income to our stockholders in a manner intended to satisfy the 90% distribution requirement. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the 90% distribution requirement and to avoid corporate income tax.

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

We may be adversely affected if we fail to qualify as a REIT.  If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates.  In addition, we might be barred from qualification as a REIT for the four years following disqualification.  The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service.  Furthermore, we would no longer be required to make any distributions to our stockholders as a condition to REIT qualification.  Any distributions to stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions would be subject to a top federal tax rate of 15%

through 2012.  Corporate distributees, however, may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

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

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected. In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the application of the law in certain circumstances and the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.  For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided; however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. We may be subject to other Federal income taxes and may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  As of December 31, 2011, the Company owns forty manufactured home communities containing approximately 8,900 developed sites.  The following is a brief description of the properties owned by the Company.  There is a long-term trend toward larger manufactured homes.  Manufactured home communities designed for older manufactured homes must be modified to accommodate modern wider and longer manufactured homes.  These changes may decrease the number of homes that may be accommodated in a manufactured home community.  The rents collectible from the land ultimately depend on the value of the home and land.  Therefore, fewer but more expensive homes can actually produce the same or greater rents.  For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number.

	Number of		Approximate
	Developed	Occupied at	Monthly Rent Per Site
Name of Community	Sites	December 31, 2011	at December 31, 2011

Allentown	429	377	$397
4912 Raleigh-Millington Road
Memphis, TN 38128

Brookside Village	171	148	$346
89 Valley Drive
Berwick, PA 18603

Brookview Village	132	107	$420
2025 Route 9N Lot 137
Greenfield Center, NY 12833

Cedarcrest	283	276	$536
1976 North East Avenue
Vineland, NJ 08360

City View	59	44	$185
20 Grandview Drive
Lewistown, PA 17044

Clinton Mobile Home Resort	116	113	$315
60 N State Route 101
Tiffin, OH 44883

Countryside Village	348	176	$310
200 Early Road
Columbia, TN 38401

Cranberry Village	195	164	$491
100 Treesdale Drive
Cranberry Township, PA 16066

Cross Keys Village	133	85	$367
259 Brown Swiss Circle
Duncansville, PA 16635

	Number of		Approximate
	Developed	Occupied at	Monthly Rent Per Site
Name of Community	Sites	December 31, 2011	at December 31, 2011

D & R Village	237	206	$474
430 Route 146 Lot 65A
Clifton Park, NY 12065

Fairview Manor	318	312	$545
2110 Mays Landing Road
Millville, NJ 08332

Forest Park Village	252	176	$437
102 Holly Drive
Cranberry Township, PA 16066

Heather Highlands	404	250	$353
109 Main Street
Inkerman, PA 18640

Highland Estates	326	279	$491
60 Old Route 22
Kutztown, PA 19530

Kinnebrook	222	181	$492
351 State Route 17B
Monticello, NY 12701

Lake Sherman Village	238	133	$363
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	217	150	$317
1943 St. Joseph Street
Cresson, PA 16630

Maple Manor	316	257	$309
18 Williams Street
Taylor, PA 18517

Memphis Mobile City	157	-0-*	$-0-*
3894 N. Thomas Street
Memphis, TN 38127

Moosic Heights	153	131	$305
118 1st Street
Avoca, PA 18641

Oakwood Lake Village	79	78	$336
308 Gruver Lake
Tunkhannock, PA 18657

*  Community was closed due to an unusual flood  in 2011.  While, at this time, we anticipate re-opening Memphis Mobile City, we have not yet reached any final decision as to the future of this community.

	Number of		Approximate
	Developed	Occupied at	Monthly Rent Per Site
Name of Community	Sites	December 31, 2011	at December 31, 2011

Oxford Village	224	220	$547
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village/Pine Manor	184	129	$454
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	218	121	$338
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	74	$338
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	461	250	$389
485 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	231	169	$322
2066 Victory Road
Marion, OH 43302

Sandy Valley Estates	364	233	$362
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	212	187	$364
1508 Dickerson Road #L1
Nashville, TN 37207

Somerset Estates/Whispering Pines	250	199	$285/$375
1873 Husband Rd
Somerset, PA 15501

Southwind Village	250	243	$362
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	151	121	$294
7140-29 Selby Road
Athens, OH 45701

Suburban Estates	201	185	$299
33 Maruca Drive
Greensburg, PA 15601

	Number of		Approximate
	Developed	Occupied at	Monthly Rent Per Site
Name of Community	Sites	December 31, 2011	at December 31, 2011

Sunny Acres	207	205	$288
272 Nicole Lane
Somerset, PA 15501

Trailmont	130	113	$424
512 Hillcrest Road
Goodlettsville, TN 37072

Waterfalls Village	201	152	$466
3450 Howard Road Lot 21
Hamburg, NY 14075

Weatherly Estates	270	192	$390
271 Weatherly Drive
Lebanon, TN 37087

Woodland Manor	149	67	$320
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	157	140	$640
265 Route 35
Eatontown, NJ 07724

Wood Valley	161	82	$310
2 West Street
Caledonia, OH 43314

The Company actively seeks to have older homes removed from the community and replaced by newer modern homes.  During 2011, the Company sold approximately 145 newer homes into our communities.  However, overall occupancy remained the same.  Homes left the communities for various reasons, including demolished as obsolete.  Without the effect of Memphis Mobile City, the Company’s occupancy rate has remained relatively stable at 78% at December 31, 2010 and 77% at December 31, 2011.  The ability of manufactured home communities to be renewed and upgraded is believed to be a positive factor.

Residents generally rent sites on a month-to-month basis.  Some residents have one-year leases.  Southwind Village and Woodlawn Village (both in New Jersey) are the only communities subject to local rent control laws.

In connection with the operation of its communities, the Company operates approximately 900 rental units.  These are homes owned by the Company and rented to residents.  The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies.  The rental homes produce income on both the home and for the site which might otherwise be non-income producing.  The Company sells the older rental homes when the opportunity arises.

The Company has approximately 1,100 additional sites in various stages of engineering/construction.  Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $191,000,000 (at original cost) in manufactured home properties.  These consist of 40 separate manufactured home communities and related improvements.  No one community constitutes more than 10% of the total assets of the Company.  Port Royal Village with 461 developed sites, Allentown with 429 developed sites, Heather Highlands with 404 developed sites, Sandy Valley Estates with 364 developed sites, Countryside Village with 348 developed sites, Highland Estates with 326 developed sites, Fairview Manor with 318 developed sites, and Maple Manor with 316 developed sites, are the larger properties.

Mortgages on Properties

The Company has mortgages on various properties.  The maturity dates of these mortgages range from the year 2012 to 2022.  Interest varies from fixed rates of 4.25% to 7.36% and variable rates of prime plus 1.0% to LIBOR plus 4.0%.  The weighted-average interest rate on our mortgages was approximately 5.63% at December 31, 2011.  The aggregate balances of these mortgages total $90,282,010 at December 31, 2011.  (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Item 3 – Legal Proceedings

Legal proceedings are incorporated herein by reference and filed as Part IV, Item 15(a)(1)(vi), Note 13 of the Notes to Consolidated Financial Statements – Commitments, Contingencies and Legal Matters.

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares were listed on the NYSE Amex (symbol UMH).  The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2011			2010
	HIGH	LOW	Distribution	HIGH	LOW	Distribution

First Quarter	$10.76	$9.44	$ .18	$8.62	$7.77	$ .18
Second Quarter	10.75	9.70	.18	10.90	8.12	.18
Third Quarter	11.49	8.71	.18	11.93	9.19	.18
Fourth Quarter	10.50	8.60	.18	11.01	9.50	.18
			$0.72			$0.72

On March 2, 2012, the Company transferred the listing of its common and preferred stock to the New York Stock Exchange (NYSE) from the NYSE Amex.  The Company has retained its stock tickers (NYSE: UMH) for the common shares and (NYSE: UMH Pr A) for the preferred shares.

On March 5, 2012, the closing price of the Company’s stock was $10.16.

As of December 31, 2011, there were approximately 768 registered shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2011 and 2010, total distributions paid by the Company for common stock amounted to $10,495,037 or $0.72 per share ($.29090 taxed as ordinary income, $.08205 taxed as capital gains and $.34705 as a return of capital) and $9,216,462 or $0.72 per share ($.45866 taxed as ordinary income, $.16367 taxed as capital gains and $.09767 as a return of capital), respectively.

It is the Company’s intention to continue distributing quarterly dividends.  On January 18, 2012, the Board of Directors declared a cash dividend of $.18 per share to be paid on March 15, 2012 to common shareholders of record February 15, 2012.  Future dividend policy will depend on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

On May 26, 2011, the Company issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for net proceeds of $31,854,328, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $561,367.  MREIC purchased 200,000 shares of Series A Preferred Stock in the offering.  Such shares were purchased by MREIC at the same price as other investors in the offering.  The annual dividend of $2.0625 per share or 8.25% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on September 15, 2011.

The Series A Preferred Stock, par value $.10, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased.  The Series A Preferred Stock is not redeemable prior to May 26, 2016, except pursuant to provisions relating to preservation of the Company’s qualification as a real estate investment trust (REIT) or upon the occurrence of a Delisting Event or a Change of Control.  On and after May 26, 2016, the Series A Preferred Stock will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared), if any, to, but not including, the redemption date, on each share of Series A Preferred Stock to be redeemed.

For the year ended December 31, 2011, total distributions paid by the Company for preferred stock amounted to $1,426,659 or $1.065625 per share ($.831188 taxed as ordinary income and $.234437 taxed as capital gains).

On January 18, 2012, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2011 through February 29, 2012, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 15, 2012 to preferred shareholders of record February 15, 2012.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

Issuer Purchases of Equity Securities

On June 29, 2011, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the repurchase program will be held as treasury shares.  There have been no purchases under the repurchase program to date.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has a Stock Option and Stock Award Plan (the 2003 Plan, as amended and restated) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  See Note 6 in the Notes to the Consolidated Financial Statements for a description of the plans.

The following table summarizes information, as of December 31, 2011, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)

Equity Compensation Plans Approved by Security Holders	750,000	$12.03	632,188

Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	750,000	$12.03	632,188

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

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2011.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	2011	2010	2009	2008	2007
Operating Data:

Rental and Related Income	$32,990,219	$27,877,470	$26,491,999	$25,542,745	$23,997,178
Sales of Manufactured Homes	6,323,135	6,133,494	5,527,253	9,560,912	12,672,844
Total Income	39,313,354	34,010,964	32,019,252	35,103,657	36,670,022
Community Operating Expenses	17,758,332	14,870,694	13,200,885	13,083,959	12,633,042
Loss Relating to Flood	984,701	-0-	-0-	-0-	-0-
Total Expenses	37,174,658	30,730,900	26,911,082	30,186,474	32,136,169
Interest and Dividend Income	4,503,237	4,579,668	4,584,917	4,318,512	3,357,524
Gain (Loss) on Securities Transactions, net	2,692,649	3,931,880	(1,804,146)	(2,860,804)	(1,398,377)
Interest Expense	5,744,567	5,183,296	4,455,332	4,957,437	4,171,109
Gain (Loss) on Sales of Investment
Property and Equipment	28,873	(8,244)	179,607	14,661	99,318
Net Income	3,696,263	6,668,915	3,689,388	1,527,150	2,632,741
Net Income Attributable to
Common Shareholders	2,039,497	6,668,915	3,689,388	1,527,150	2,632,741
Net Income Per Share
Basic	.25	.52	.32	.14	.25
Diluted	.25	.52	.32	.14	.25
Net Income Attributable to
Common Shareholders Per Share
Basic	.14	.52	.32	.14	.25
Diluted	.14	.52	.32	.14	.25

Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$8,410,892	$6,481,751	$11,355,096	$8,267,886	$2,766,606
Investing Activities	(39,765,028)	(33,894,219)	(8,288,707)	(11,941,757)	(21,089,748)
Financing Activities	34,491,139	28,553,703	(1,329,854)	4,235,145	18,540,091

Balance Sheet Data:

Total Assets	$223,944,536	$188,780,515	$147,971,540	$137,939,325	$136,503,463
Mortgages Payable	90,282,010	90,815,777	70,318,950	65,952,895	61,749,700
Shareholders’ Equity	105,877,205	71,927,753	55,971,862	44,721,700	53,995,133

Other Information:

Average Number of
Shares Outstanding-Basic	14,506,679	12,767,904	11,412,536	10,876,840	10,535,162
Funds from Operations (1)	$7,972,962	$11,193,185	$7,834,295	$5,585,059	$6,191,659
Adjusted Funds from Operations (1)	8,957,663	11,193,185	7,834,295	5,585,059	6,191,659
Cash Dividends Per Common Share	.72	.72	.72	.79	1.00

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

The Company’s FFO is calculated as follows:

	2011	2010	2009	2008	2007

Net Income	$3,696,263	$6,668,915	$3,689,388	$1,527,150	$2,632,741
Less: Preferred Dividend	(1,656,766)	-0-	-0-	-0-	-0-
Loss (Gain) on Sales of Depreciable Assets	(28,873)	8,244	62,783	(14,661)	(99,318)
Depreciation Expense	5,962,338	4,516,026	4,082,124	4,072,570	3,658,236

FFO (2)	7,972,962	11,193,185	7,834,295	5,585,059	6,191,659
Loss Relating to Flood (1)	984,701	-0-	-0-	-0-	-0-

Adjusted FFO (2)	$8,957,663	$11,193,185	$7,834,295	$5,585,059	$6,191,659

(1)  Represents loss relating to flood at Memphis Mobile City.

(2)  Includes gain on sale of easement of $242,390 in 2009.

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

•

changes in the real estate market conditions and general economic conditions;

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

•

our ability to integrate acquired properties and operations into existing operations;

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

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  During the year ended December 31, 2011, we have purchased five manufactured home communities with three located in Tennessee for an aggregate purchase price of $13,300,000, one located in Pennsylvania for a purchase price of $750,000 and one located in Ohio with a purchase price of $3,450,000.  These acquisitions added approximately 900 developed sites to our portfolio, bringing our total to forty communities containing approximately 8,900 developed sites.  Our communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company also invests in debt and equity securities of other REITs.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.  Total income and income from community operations has increased approximately 16% and 17%, respectively, primarily due to the acquisitions in 2010 and 2011.  Sales of manufactured homes have stabilized but continue to be disappointing due to weaknesses in the overall economy.  Our customers still face difficulties in selling their existing homes. Despite historically low interest rates, tight underwriting standards have kept a number of potential buyers out of the site-built market.  This coupled with continued high unemployment rates, has negatively impacted our sales and our gross profit percentage.

Economic growth in the US economy has moderated and high unemployment rates have persisted.  However, activity in our communities has recently increased as conventional home ownership rates continue to fall.  In this environment, we are seeing increased demand for rental units and have added a net of approximately 120 rental units to selected communities.  We hope to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $43,298,214 at December 31, 2011.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate investments.  At December 31, 2011, the Company’s portfolio consisted of 24% preferred stocks and 76% common stocks.  The Company’s weighted-average yield on the securities portfolio was approximately 7.3% at December 31, 2011.  The Company realized a net gain of $2,692,649 on securities transactions in 2011 as compared to a net gain of $3,931,880 during 2010.  At December 31, 2011, the Company had unrealized gains of $2,461,305 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

In May 2011, Memphis Mobile City, a 157-site community in Memphis TN, experienced an unusual flood that swept the region.  All residents of the community were evacuated.  The community remains closed.  While, at this time, we anticipate re-opening Memphis Mobile City, we have not yet reached any final decision as to the future of this community.  We have recorded a loss of $984,701 for the estimated amount, net of insurance proceeds, for the loss of inventory, rental homes, and disposal and other costs associated with this event.

In spite of challenges in the broad economy, the Company continues to strengthen its balance sheet.   On May 26, 2011, we issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock for net proceeds of $31,854,328.  With these proceeds, we have purchased five communities and paid down certain loans and mortgages.

We have also closed on a $9,520,000 mortgage loan, replaced a $15,000,000 variable rate mortgage with a $15,500,000 fixed rate mortgage, and have extended our $5,000,000 unsecured line of credit through August 31, 2012.  In addition, we modified and extended our $10,000,000 revolving line of credit through June 30, 2014.  At December 31, 2011, the Company had approximately $9 million in cash, $43 million in securities encumbered by $14 million in margin loans, $5 million available on its unsecured line of credit and $2 million available on its revolving line of credit.  The Company also has facilities totaling $5.0 million to finance inventory purchases, of which $2.4 was utilized.

The Company intends to continue to increase its real estate investments.  In 2010 and 2011, we have added twelve manufactured home communities to our portfolio, encompassing approximately 2,100 developed sites.  In January 2012, we acquired Countryside Estates, a 90-site manufactured home community situated on approximately 64 acres, located in Muncie, Indiana, for a purchase price of $2,100,000.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments in 2012.  The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. There is no guarantee that any of these opportunities will materialize or that the Company will be able to take advantage of such opportunities.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures.  The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2011, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company’s securities consist primarily of common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  Held-to-maturity, trading and available-for-sale.  As of December 31, 2011 and 2010, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Other

Estimates are used when accounting for the allowance for doubtful accounts for our rents and loans receivable, potentially excess and obsolete inventory and contingent liabilities, among others.  These estimates are susceptible to change and actual results could differ from these estimates.  The effects of changes in these estimates are recognized in the period they are determined.

Results of Operations

Acquisitions in 2011

On June 29, 2011, the Company acquired three manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $13,300,000.  The purchase price also included rental homes and equipment.  These three all-age communities, Countryside Village in Columbia, Tennessee, Shady Hills in Nashville, Tennessee, and Trailmont in Goodlettsville, Tennessee, total 693 developed sites situated on 209 acres.  The average occupancy for these communities is approximately 73%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On October 28, 2011, the Company acquired Clinton Mobile Home Resort from an unrelated entity, for a total purchase price of $3,450,000.  This 55 and older community, located in Tiffin, Ohio, has a total of 116 developed sites situated on 24 acres.   The average occupancy for these communities is 98%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On December 14, 2011, the Company acquired City View from an unrelated entity, for a total purchase price of $750,000.  This all-age community, located in Lewistown, Pennsylvania, has a total of 59 developed sites situated on 22 acres.  The average occupancy for these communities is 75%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

Acquisitions in 2010

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

On December 15, 2010, the Company acquired five manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $24,250,000.  The purchase price also included related notes receivables, rental homes and equipment.  Proceeds from homes sold prior to acquisition of approximately $147,400 have been treated as a reduction in the purchase price.  These five all-age communities,

Brookside Village, Maple Manor, Moosic Heights, Oakwood Lake Village and Pleasant View Estates, total 824 developed sites situated on 215 acres.  The average occupancy for these communities is approximately 86%.  The Company obtained a $15,000,000 mortgage from KeyBank National Association (KeyBank), borrowed $3,000,000 on its unsecured line of credit, and took down the balance from its margin line.  Interest on the KeyBank mortgage is at LIBOR plus 350 basis points.  This mortgage payable is due on December 15, 2013 but may be extended for an additional year.  On December 13, 2011, this mortgage was refinanced with Oritani Bank (See Note 5 in the Notes to the Consolidated Financial Statements).

2011 vs. 2010

Rental and related income increased from $27,877,470 for the year ended December 31, 2010 to $32,990,219 for the year ended December 31, 2011, or 18%.  This increase was due to the acquisitions during 2010 and 2011.  This was partially offset by a decrease in occupancy of 82 sites in Memphis Mobile City due to an unusual flood that swept the region.  All residents of the community were evacuated.  The community remains closed.  While, at this time, we anticipate re-opening Memphis Mobile City, we have not yet reached any final decision as to the future of this community.  In addition to the loss in rental and related income, we have recorded a loss of $984,701 for the estimated amount, net of insurance proceeds, for the loss of inventory, rental homes, and disposal and other costs associated with this event.

The Company has been raising rental rates by approximately 2% to 6% annually at certain communities.  Other communities received no increases.  Occupancy, as well as the ability to increase rental rates, directly affects revenues.  Without the effect of Memphis Mobile City, the Company’s occupancy rate has remained relatively stable at 78% at December 31, 2010 and 77% at December 31, 2011.  Some of the Company’s vacant sites were the results of expansions completed before the downturn in the economy.  The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and enhance shareholder value.  The Company has faced many challenges in filling vacant homesites due to the current economic environment.  Despite selling approximately 145 newer homes into our communities, our occupancy rate did not change.  Homes have left the communities for various reasons, including destruction through flood and removal for obsolescence.

Sales of manufactured homes increased from $6,133,494 for the year ended December 31, 2010 to $6,323,135 for the year ended December 31, 2011, or 3%.  Cost of sales of manufactured homes remained stable at $5,747,963 and $5,721,977 for the years ended December 31, 2011 and 2010, respectively.  Selling expenses increased from $1,718,719 for the year ended December 31, 2010 to $2,104,077 for the year ended December 31, 2011, or 22%.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) increased from $1,307,202 for the year ended December 31, 2010 to $1,528,905 for the year ended December 31, 2011.  The losses on sales include selling expenses of approximately $2,100,000 for the year ended December 31, 2011.  Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed.  Adverse conditions have continued to plague the manufactured housing industry and the broader housing market in the U.S.  The turmoil in the economy and the financial markets, the inability of our customers to sell their current homes and the decline in consumer confidence have negatively impacted our sales and our gross profit percentage. New licensing laws, including the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act), has also increased costs.  The gross profit percentage increased from 7% for the year ended December 31, 2010 to 9% for the year ended December 31, 2011.  However, because conventional home ownership rates continue to decline, the Company is optimistic about future sales and rental prospects.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

Community operating expenses increased from $14,870,694 for the year ended December 31, 2010 to $17,758,332 for the year ended December 31, 2011, or 19%.  This increase was due to the acquisitions during 2010 and 2011.

General and administrative expenses increased from $3,245,853 for the year ended December 31, 2010 to $3,979,866 for the year ended December 31, 2011, or 23%.  This was primarily due to an increase in personnel costs, including bonuses and restricted stock costs.

Loss relating to flood of $984,701 represents the estimated amount, net of insurance proceeds, for the loss of inventory, rental homes, and disposal and other costs associated with the unusual flood that occurred at Memphis

Mobile City, a 157-site community in Memphis TN.  All residents of the community were evacuated.  The community remains closed.  While, at this time, we anticipate re-opening Memphis Mobile City, we have not yet reached any final decision as to the future of this community.

Acquisition costs relating to the transaction and due diligence costs associated with the acquisitions of five communities amounted to $260,463 for the year ended December 31, 2011.  These costs would have previously been capitalized.

Depreciation expense increased from $4,516,026 for the year ended December 31, 2010 to $5,962,338 for the year ended December 31, 2011, or 32%.  This was primarily due to the acquisitions during 2010 and 2011.

Amortization of financing costs increased from $210,054 for the year ended December 31, 2010 to $376,918 for the year ended December 31, 2011, or 79%.  This was primarily due to the refinancing of the mortgage on five manufactured home communities located in Pennsylvania.

Interest and dividend income remained relatively stable for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  The Company’s weighted-average yield on the securities portfolio was approximately 7% at both December 31, 2011 and 2010.  The Company’s average yield on notes receivable was approximately 10% at both December 31, 2011 and 2010.

Gain on securities transactions, net consists of the following:

	2011	2010

Gross realized gains	$2,692,649	$3,970,927
Gross realized losses	-0-	(39,047)

Total Gain on Securities Transactions, net	$2,692,649	$3,931,880

During 2011 and 2010, the Company recognized a gain on securities transactions of $2,692,649 and $3,931,880, respectively.  The Company also had an accumulated unrealized gain on its securities portfolio of $2,461,305 as of December 31, 2011.

Interest expense increased from $5,183,296 for the year ended December 31, 2010 to $5,744,567 for the year ended December 31, 2011, or 11%.  This was primarily as a result of an increase in the average balance of mortgages and loans payable.  The average balance of our mortgages and loans payable amounted to approximately $114,000,000 and $101,000,000 in 2011 and 2010, respectively.  Interest capitalized on construction in progress amounted to $294,150 and $309,111 for 2011 and 2010, respectively.

Net income decreased from $6,668,915 for the year ended December 31, 2010 to $3,696,263 for the year ended December 31, 2011, or 45%.  This was primarily due to a decrease in gain on securities transactions and the loss recorded for the flood at Memphis Mobile City.

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

During 2010, the Company recognized a gain on securities transactions of $3,931,880.  The market for REIT securities had significantly improved and the Company took advantage of this.  The Company also had an accumulated unrealized gain on its securities portfolio of $6,450,381 as of December 31, 2010.  During 2009, the Company recognized a loss of $1,804,146, primarily due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgages Payable	$90,282,010	$8,899,127	$11,366,087	$4,448,120	$65,568,676
Operating Lease Obligations	553,600	163,200	334,400	56,000	-0-
Purchase of Property	2,100,000	2,100,000	-0-	-0-	-0-
Retirement Benefits	550,000	50,000	50,000	-0-	450,000
Total	$93,485,610	$11,212,327	$11,750,487	$4,504,120	$66,018,676

Mortgages payable represents the principal amounts outstanding based on scheduled payments.  The interest rates on these mortgages vary from fixed rates ranging from 4.25% to 7.36% and variable rates of prime plus 1.0% to LIBOR plus 4.0%.  The weighted-average interest rate was approximately 5.63% at December 31, 2011. The above table does not include the Company’s obligation under short-term borrowings including its loans and lines of credit as described in Note 5 of the Notes to Consolidated Financial Statements.

Operating lease obligations represent a lease, with a related party, for the Company’s corporate offices.  On May 1, 2010, the Company renewed this lease for an additional five-year term with monthly lease payments of $13,600 through April 30, 2013 and $14,000 through April 30, 2015.  The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.  Approximately 70% of the monthly lease payment plus its proportionate share of real estate taxes and common area maintenance is reimbursed by MREIC.

Purchase of Property represents the purchase of Countryside Estates in Muncie, Indiana.  This acquisition was completed on January 12, 2012 (See Note 16 of the Notes to Consolidated Financial Statements).

Retirement benefits represent the total future amount to be paid, on an undiscounted basis, relating to an executive officer.  These benefits are based upon specific employment agreements.  The agreements do not require the Company to separately fund the obligation and therefore will be paid from the general assets of the Company.  The Company has accrued these benefits on a present value basis over the terms of the agreements (See Note 8 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity increased from $71,927,753 as of December 31, 2010 to $105,877,205 as of December 31, 2011, primarily due to the issuance of 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock for net proceeds of $31,854,328, issuance of 1,467,214 shares of common stock through the dividend reinvestment and stock purchase plan (DRIP).  These increases were partially offset by distributions to our common and preferred shareholders totaling $11,921,696 and a decrease in the unrealized gain on available for sale securities of $3,989,076.  See further discussion below.

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distribution requirements, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory, investment in debt and equity securities of other REITs, financing of manufactured home sales and payments of expenses relating to real estate operations.  The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, and access to the capital markets.

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

The current global economic situation and turbulence in the capital markets may impact management’s ability to grow by acquiring additional properties or REIT securities.  Current economic indicators show the U.S. economy to be slowly emerging from a deep and protracted recession.  Whether this return to economic growth is sustainable remains to be seen especially in light of the end of the massive government stimulus programs. However, the affordability of our homes and the slow-down in site-built homes should enable the Company to perform well despite the weak economy.

On May 26, 2011, the Company issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for net proceeds of $31,854,328.  With these proceeds, we have purchased five communities and paid down certain loans and mortgages.

As of December 31, 2011, the Company had $8,798,023 of cash and cash equivalents, securities available for sale of $43,298,214 subject to margin loans totaling $13,662,267 and $5,000,000 available on its unsecured line of credit.  The margin loans are due on demand and require a coverage ratio of approximately 2 times.  The Company also has a $10,000,000 revolving line of credit for the financing of homes, of which $7,920,199 was utilized at December 31, 2011.  The Company also has revolving credit facilities totaling $5,000,000 to finance inventory purchases, of which $2,367,366 was utilized at December 31, 2011.  At December 31, 2011, the Company owns forty communities of which twenty are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising equity capital through its DRIP and through issuance of preferred stock.  The Company believes that funds generated from operations, the DRIP and capital market, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  During 2011, total investment property and equipment increased 13% or $23,196,916.  The Company made acquisitions of five manufactured home communities totaling approximately 900 developed sites at an aggregate purchase price of approximately $17,500,000, which were funded primarily from proceeds from the preferred stock offering.  The Company plans to continue to acquire additional properties.  The funds for these acquisitions may come from bank borrowings and proceeds from the DRIP or private placements or public offerings of common or preferred stock.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The securities portfolio increased 51% or $14,540,737 primarily due to purchases of $21,100,859, partially offset by sales of securities with a cost of $2,571,046 and a decrease in the unrealized gain of $3,989,076.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  At December 31, 2011, $13,662,267 was outstanding on the margin loan.  At December 31, 2011, the market value of these securities was $43,298,214.  The Company has an investment in one REIT security which is at a loss of approximately $900,000 or 38% as of December 31, 2011. The Company has determined that this security was temporarily impaired as of December 31, 2011. Management is continuing to monitor this security for other than temporary impairment under its policy. If the fair value of this security continues to decline or the security is downgraded, then the Company may have to record an impairment loss related to this security in future periods.

Net cash provided by operating activities amounted to $8,410,892, $6,481,751 and $11,355,096 for the years ended December 31, 2011, 2010 and 2009, respectively.  These fluctuations were primarily due to the large increase in inventory of manufactured homes in 2010.

Net cash used by investing activities amounted to $39,765,028, $33,894,219 and $8,288,707 for the years ended December 31, 2011, 2010 and 2009, respectively.  These fluctuations were primarily due to securities transactions and the purchases of manufactured home communities.

Net cash provided (used) by financing activities amounted to $34,491,139, $28,553,703 and ($1,329,854) for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase in 2011 as compared to 2010 was primarily due to proceeds from the issuance of preferred stock offset by the principal payments of mortgages and loans.  The increase in 2010 as compared to 2009 was primarily due to the new mortgages on the acquisitions of the seven communities made in 2010, an increase in short-term borrowings and an increase in proceeds from the issuance of common stock.

On March 28, 2011, the Company obtained a $9,520,000 mortgage on Cedarcrest Village from Oritani Bank. On December 13, 2011, the Company obtained a new $15,500,000 mortgage loan from Oritani Bank, to refinance the KeyBank mortgage.  On February 2, 2012, the Company obtained an $11,400,000 mortgage on Allentown and Clinton Mobile Home Resort from Bank of America, N.A.

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

The Company has two mortgages totaling approximately $6.7 million that are due in 2012.  One mortgage with a balance of approximately $4.7 million was repaid in February 2012.  Management intends and has the ability to refinance or repay the remaining $2 million mortgage.

The Company owns approximately 940 rental homes.  During 2011, rental homes increased by $3,502,015.  The Company added approximately 120 net rental homes to selected communities to fill demand.  The Company tries to sell these rental homes to existing residents.  The Company estimates that in 2012 it will purchase approximately 100 manufactured homes to replace these older homes for a total cost of approximately $3,000,000.  Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service.  Excluding expansions and rental home purchases, the Company is budgeting approximately $3,300,000, including approximately $1,600,000 of improvements relating to Memphis Mobile City (See Note 11 in the Notes to the Consolidated Financial Statements) in capital improvements for 2012.

The Company’s only significant commitments and contractual obligations relate to its mortgages payable, retirement benefits, purchase of property, and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

On January 12, 2012, the Company acquired Countryside Estates, a 90-site manufactured home community situated on approximately 64 acres, located in Muncie, Indiana, for a purchase price of $2,100,000.

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market.  During 2011, amounts received, including dividends reinvested of $1,628,507, amounted to $13,938,991.  During 2011, the Company paid to common shareholders $10,495,037, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2012 will be comparable to 2011.  In addition, the Company also paid $1,426,659 in preferred dividends.

The Company has undeveloped land which it could develop over the next several years. The Company continues to analyze the highest and best use of its vacant land.

As of December 31, 2011, the Company had total assets of $223,944,536 and total liabilities of $118,067,331.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

The Company's principal market risk exposure is interest rate risk.  The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures.  To achieve its objectives, the Company borrows primarily at fixed rates.

The following table sets forth information as of December 31, 2011, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Weighted Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2012	$ 4,744,677	7.36%	$ 2,031,946	$ 6,776,623
2013	7,670,858	5.61%	-0-	7,670,858
2014	-0-	-0-	-0-	-0-
2015	-0-	-0-	-0-	-0-
2016	-0-	-0-	-0-	-0-
Thereafter	73,986,971	5.60%	1,847,558	75,834,529
Total	$86,402,506	5.70%	$3,879,504	$90,282,010
Estimated Fair Value	$89,368,581		$3,879,504	$93,248,085

The Company’s variable rate long-term debt consists of two mortgage loans with a total balance of $3,879,504 as of December 31, 2011.  Interest rates on these mortgages range from prime plus 1.0% to LIBOR plus 4.0%.  If prime or LIBOR increased or decreased by 1%, the Company believes its interest expense would have increased or decreased by approximately $39,000, based on the balance of variable rate long-term debt outstanding at December 31, 2011.

The Company also has approximately $24,000,000 in variable rate debt due on demand.  This debt primarily consists of $13,700,000 margin loans secured by marketable securities, $2,400,000 outstanding on our inventory financing line, $7,900,000 outstanding on our revolving line of credit to finance home sales.  The interest rates on these loans range from 2% to 6.45% at December 31, 2011.  The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2011.  The value of marketable securities was $43,298,214 as of December 31, 2011.

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

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2011	March 31	June 30	September 30	December 31

Total Income	$9,016,454	$9,605,680	$9,664,577	$11,026,643
Total Expenses (2)	8,043,413	8,968,945	9,168,822	10,993,478
Other Income (Expense)	1,143,259	(418,259)	293,836	509,858
Net Income	2,124,864	235,976	792,877	542,546
Net Income (Loss) Attributable
to Common Shareholders	2,124,864	(40,152)	102,558	(147,773)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	.15	-0-	-0-	(.01)
Diluted	.15	-0-	-0-	(.01)

2010	March 31	June 30	September 30	December 31

Total Income	$8,161,272	$7,862,640	$8,470,339	$9,516,713
Total Expenses	7,143,948	7,136,585	7,674,868	8,775,499
Other Income (Expense)	852,569	755,493	407,877	1,381,156
Net Income	1,884,998	1,472,638	1,197,304	2,113,975
Net Income Attributable to
Common Shareholders	1,884,998	1,472,638	1,197,304	2,113,975
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	.15	.12	.09	.16
Diluted	.15	.12	.09	.16

(1)

Fluctuations are primarily due to Gain (Loss) on Securities Transactions, net.

(2)

Includes loss relating to unusual flood at Memphis Mobile City.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2011 and 2010.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies), the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(b)

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited UMH Properties, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

 In our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UMH Properties, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies,
New York, New York	A Division of O’Connor Davies, LLP
March 15, 2012

(c)    Changes in Internal Control over Financial Reporting

There have been no changes to internal control over financial reporting during the Company’s fourth fiscal quarter.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The Company will file its definitive Proxy Statement for its 2012 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

The following are the Directors and Executive Officers of the Company as of December 31, 2011.

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

Jeffrey A. Carus	48	Independent Director. Principal of Advalurem Group (2012), Founder and Managing Partner of JAC Partners, LLC (2009 to present) and Founder and Managing Member of JAC Management, LLC (1998 to present).	2011

Anna T. Chew	53	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Treasurer (2010 to present), Chief Financial Officer (1991 to 2010) and Director (1993 to 2004, and 2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1995

Eugene W. Landy	78	Chairman of the Board (1995 to present), President (1969 to 1995) and Director. Attorney at Law; President, Chief Executive Officer and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1969

Michael P. Landy	49	Executive Vice President (2010 to present), Vice President – Investments (2001 to 2010) and Director. Chairman of the Executive Committee and Executive Vice President (2010 to present), Executive Vice President – Investments (2006 to 2010), Vice President – Investments (2001 to 2006), Director (2007 to 2011), and Chief Operating Officer (2011 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; President (1998 to 2001) of Siam Records, LLC; Chief Engineer and Technical Director (1987 to 1998) of GRP Recording Company.	2011

Samuel A. Landy	51	President and Chief Executive Officer (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1992

Stuart D. Levy	42	Independent Director. Vice President in the Real Estate Finance Group at Helaba-Landesbank Hessen-Thuringen (2006 to present).	2011

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since

James E. Mitchell	71	Independent Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present).	2001

Richard H. Molke	85	Independent Director. General Partner of Molke Family Limited Partnership (1994 to present).	1986

Allison Nagelberg	47	General Counsel (2000 to present). Attorney at Law (1989 to present); General Counsel (2000 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	N/A

Eugene Rothenberg	79	Independent Director. Retired physician; Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	1977

Stephen B. Wolgin	57	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Partner with the Logan Equity Distressed Fund (2007-present); Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis.	2007

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

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics applicable to its Chief Executive Officer and Chief Financial Officer (the Code of Ethics).  The Code of Ethics can be found at the Company’s website at www.umh.com.   In addition, the Code of Ethics was filed with the Securities Exchange Commission on March 11, 2004 with the Company’s December 31, 2003 Form 10-K.  The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: UMH Properties, Inc., Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-C, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9997. The Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

Item 11 – Executive Compensation

The Company will file its definitive Proxy Statement for its 2012 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption "ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

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

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2011, as well as the other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the "named executive officers."

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

Shareholder Advisory Vote

One way to determine if the Company’s compensation program reflects the interests of shareholders is through their non-binding vote. At the Annual Meeting of Shareholders held on June 10, 2011, the Company’s shareholders approved by their advisory vote the compensation of the named executive officers.

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

Bonuses awarded to other senior executives are recommended by the President and are approved by the Compensation Committee.  The President and the Compensation Committee believe that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual.  In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, Funds From Operations (FFO), net income, growth in asset size, occupancy and total return to shareholders.  The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with generally accepted accounting principles (U.S. GAAP) excluding gains or losses from sales of property, plus depreciation and amortization.  The Company considers FFO to be a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted it as a performance measure.

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

In fiscal 2011, the Compensation Committee received the recommendations from the President for the number of options or restricted stock to be awarded.  The factors that were considered in awarding the stock options and restricted stock included the following progress that was made by management:

•

Located and acquired five manufactured home communities without placing undue burden on its liquidity.

•

Raised approximately $32 million in equity via registered direct placement of preferred stock and $14 million in equity via the DRIP.

•

Maintained its cash distributions to shareholders.

•

Maintained its occupancy rate.

•

Managed general and administrative costs to an appropriate level.

•

Refinanced debt at lower interest rates.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental long-term disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2011, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year.  Mr. Eugene Landy also received $122,760 of restricted stock and $41,500 in director’s fees, legal fees and fringe benefits.

In evaluating Mr. Eugene Landy’s leadership performance, during 2011, the Committee awarded Mr. Eugene Landy an Outstanding Leadership Achievement Award (Award) in the amount of $250,000 per year for three years. This Award is to recognize Mr. Eugene Landy’s exceptional leadership as Chairman of the Board for over 40 years.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President, including funds from operations.  Mr. Samuel Landy is under an employment agreement with the Company.  His base compensation under this contract was $330,000 for 2011.  Mr. Samuel Landy also received bonuses totaling $88,742, restricted stock of $290,160 and director’s fees and fringe benefits totaling $33,800.  Bonuses were primarily based upon achievement of certain performance goals.

Ms. Anna Chew is under an employment agreement with the Company.  Her base compensation under this contract is $273,700 for 2011.  Ms. Chew also received bonuses totaling $50,525, restricted stock of $122,760 and director’s fees and fringe benefits totaling $33,800.  Bonuses were based on performance, recommended by the President and approved by the Committee.

Ms. Allison Nagelberg is under an employment agreement with the Company.  Her base compensation under this contract is $178,126 for 2011.  Ms. Nagelberg also received bonuses totaling $41,851, restricted stock of $111,600 and fringe benefits of $51,208 mainly associated with her pursuit of an Executive MBA degree.  Bonuses were based on performance, recommended by the President and approved by the Committee.

The Committee has also approved the recommendations of the President concerning the other named executives’ annual salaries, bonuses, option and restricted stock grants and fringe benefits.

In addition to its determination of the executive's individual performance levels for 2011, the Committee also compared the executive's total compensation for 2011 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.  The Company’s salary and bonus amounts were compared to the ranges presented for reasonableness.   The Company’s total compensation fell in the lowest range (25th percentile) of this survey.

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

Compensation Committee:

James E. Mitchell

Richard H. Molke

Eugene Rothenberg

Stephen B. Wolgin

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2011, 2010 and 2009 to the Chairman of the Board, President, Vice President, General Counsel and Executive Vice President.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus	Option Awards (5)	Restricted Stock Awards (6)	All Other Compen-sation	Total

Eugene W. Landy	2011	$175,000	$250,000	$ -0-	$122,760	$41,500 (1)	$589,260
Chairman of the	2010	175,000	-0-	-0-	115,100	21,250 (1)	311,350
Board	2009	175,000	-0-	-0-	-0-	36,801 (1)	211,801

Samuel A. Landy	2011	330,000	88,742	-0-	290,160	33,800 (2)	742,702
President and Chief	2010	315,000	36,538	7,987	287,750	34,085 (2)	681,360
Executive Officer	2009	300,000	41,500	14,300	-0-	25,700 (2)	381,500

Anna T. Chew (4)	2011	273,700	50,525	-0-	122,760	33,800 (2)	480,785
Vice President and	2010	260,600	24,565	-0-	115,100	31,050 (2)	431,315
Chief Financial Officer	2009	248,208	25,047	3,700	-0-	25,700 (2)	302,655

Allison Nagelberg (4)	2011	178,126	41,851	-0-	111,600	51,208 (3)	382,785
General Counsel	2010	178,126	11,851	-0-	57,550	40,393 (3)	287,920
	2009	178,126	9,351	1,850	-0-	-0-	189,327

Michael P. Landy (7)	2011	90,463	110,000	-0-	122,760	-0-	323,223
Executive Vice	2010	65,050	-0-	-0-	115,100	-0-	180,150
President	2009	70,611	-0-	1,850	-0-	-0-	72,461

(1)

Represents Director’s fees of $24,000, $21,250 and $16,500, and legal fees of $17,500, $-0- and $17,500 for 2011, 2010 and 2009, respectively, and fringe benefits.

(2)

Represents Director’s fees of $24,000, $21,250 and $16,500 for 2011, 2010 and 2009, respectively, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(3)

Represents reimbursement of tuition and fees associated with her pursuit of an Executive MBA degree, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)

Approximately 25% of her compensation is billed to MREIC.

(5)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model for 2010 and 2009, respectively: expected volatility of 23.59% and 21.14%%; risk-free interest rate of 2.67%

and 2.62%; dividend yield of 8.85% and 9.25%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(6)

These values were established based on the number of shares granted during 2011 and 2010 at the fair value on the date of grant of $11.16 and $11.51, respectively.

(7)

Michael P. Landy, the Company’s Executive Vice President, is an employee of MREIC.  His compensation disclosure can be found in the filings of MREIC.  During 2011, 2010 and 2009, approximately 30% of his compensation cost was allocated to and reimbursed by the Company for his services, pursuant to a cost sharing arrangement between the Company and MREIC.  Mr. Michael P. Landy is an inside director and his directors fees are disclosed in the directors’ compensation table.

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

During the years ended December 31, 2011, 2010 and 2009, options to purchase 80,000, 111,000 and 138,000 shares, respectively, were granted. During the years ended December 31, 2011, 2010 and 2009, options to purchase 10,000, -0- and -0- shares, respectively, were exercised.  During the years ended December 31, 2011, 2010 and 2009, options to purchase 51,000, 38,000 and 6,000 shares, respectively, were forfeited.

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

The following table sets forth, for the executive officers named in the Summary Compensation Table, information regarding individual grants of restricted stock made during the year ended December 31, 2011:

Name	Grant Date	Number of Shares of Restricted Stock	Grant Date Fair Value per Share	Grant Date Fair Value

Eugene W. Landy	07/05/11	11,000 (1)	$11.16	$122,760
Samuel A. Landy	07/05/11	26,000 (1)	11.16	290,160
Michael P. Landy	07/05/11	11,000 (1)	11.16	122,760
Anna T. Chew	07/05/11	11,000 (1)	11.16	122,760
Allison Nagelberg	07/05/11	10,000	11.16	111,600

(1)

Grants include 1,000 shares of restricted stock granted to all directors.

These awards vest over five years.

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the year ended December 31, 2011:

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($) (2)

Eugene W. Landy	-0-	$-0-	2,000	$20,960
Samuel A. Landy	-0-	-0-	5,000	52,400
Michael P. Landy	-0-	-0-	2,000	20,960
Anna T. Chew	-0-	-0-	2,000	20,960
Allison Nagelberg	10,000	28,200(1)	1,000	10,480

(1)     Value realized based on the difference between the closing price of the shares on the NYSE Amex as of the date of exercise less the exercise price of the stock option.

(2)     Value realized based on the closing price of the shares on the NYSE Amex as of the date of vesting of $10.48.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options outstanding at December 31, 2011:

Option Awards					Restricted Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested	Market Value of Shares that have not Vested (1)

Eugene W. Landy					19,000	$176,890

Samuel A. Landy					46,000	$428,260
Samuel A. Landy	25,000	-0-	18.62	01/16/12
Samuel A. Landy	6,400	-0-	17.19	02/01/13
Samuel A. Landy	43,600	-0-	15.62	02/01/13
Samuel A. Landy	5,800	-0-	17.21	01/09/14
Samuel A. Landy	44,200	-0-	15.62	01/09/14
Samuel A. Landy	5,800	-0-	17.06	01/03/15
Samuel A. Landy	44,200	-0-	15.51	01/03/15
Samuel A. Landy	7,700	-0-	12.97	01/08/16
Samuel A. Landy	42,300	-0-	11.79	01/08/16
Samuel A. Landy	14,000	-0-	7.12	01/07/17
Samuel A. Landy	61,000	-0-	6.47	01/07/17
Samuel A. Landy	10,900	-0-	9.13	01/08/18
Samuel A. Landy	14,100	-0-	8.30	01/08/18

Anna T. Chew					19,000	$176,890
Anna T. Chew	10,000	-0-	13.05	07/06/12
Anna T. Chew	10,000	-0-	15.05	07/18/13
Anna T. Chew	10,000	-0-	15.15	07/21/14
Anna T. Chew	10,000	-0-	14.21	07/16/15
Anna T. Chew	10,000	-0-	7.55	09/25/16
Anna T. Chew	10,000	-0-	7.57	06/22/17

Michael P. Landy					19,000	$176,890
Michael P. Landy	10,000	-0-	14.21	07/16/15
Michael P. Landy	5,000	-0-	7.55	09/25/16
Michael P. Landy	5,000	-0-	7.57	06/22/17

Allison Nagelberg					14,000	$130,340
Allison Nagelberg	5,000	-0-	14.21	07/16/15

 (1)  Based on the closing price of our common stock on December 30, 2011 of $9.31.  Restricted stock awards vest over 5 years.

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

Effective January 1, 2012, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $378,000 for 2012, $396,900 for 2013 and $416,745 for 2014, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy will also receive a restricted stock grant of 25,000 shares in 2012.  In each subsequent calendar year of employment pursuant to the Agreement, restricted stock shall be awarded to Mr. Samuel Landy at the discretion of the Compensation Committee of the Board of Directors.  Mr. Samuel Landy will receive customary fringe benefits, four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2012, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $287,385 for 2012, $301,754 for 2013 and $316,841 for 2014, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2012, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $250,000 for 2012, $262,500 for 2013 and $275,625 for 2014, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  Pursuant to this employment agreement, the Company will also pay on behalf of Ms. Nagelberg, all tuition and fees associated with her pursuit of an Executive MBA degree.  The Company will reimburse Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  As an alternative to long-term disability, Employee shall have the option to purchase and/or maintain, and be fully reimbursed for, a short-term disability policy on terms to be approved by the Corporation.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Potential Payments upon Termination of Employment or Change-in-Control

Under the terms of the employment agreements of the named executive officers, such named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control).  These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.    The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at December 31, 2011.

	Voluntary Resignation on 12/31/11	Termination Not for Cause or Good Reason on 12/31/11	Termination for Cause on 12/31/11	Termination Not for Cause or Good Reason (After a Change-in-Control) on 12/31/11	Disability or Death on 12/31/11

Eugene W. Landy	$450,000 (1)	$450,000 (1)	$450,000 (1)	$1,650,000 (2)	$525,000 (3)
Samuel A. Landy	330,000 (4)	330,000 (4)	330,000 (4)	330,000 (4)	330,000 (4)
Anna T. Chew	273,700 (4)	273,700 (4)	-0-	273,700 (4)	273,700 (4)
Allison Nagelberg	196,000 (5)	196,000 (5)	-0-	196,000 (5)	196,000 (5)
Michael P. Landy (6)	-0-	-0-	-0-	-0-	-0-

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

(4)

Represents one year's salary.  The respective employment agreements provides for automatic renewal at the same salary for an additional year.  The respective employment agreements also provide for death benefits of the same amount.

(5)

Represents one year's salary.  Ms. Nagelberg's employment agreement provides for the greater of the salary due under the remaining term of the agreement or one year.  Her employment agreement also provide for death benefits of the same amount.

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

	Fees Earned or Paid in Cash
Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Restricted Stock Awards	Total Fees Earned or Paid in Cash

Ernest Bencivenga (1)	$ 15,000	$ 9,000	$ -0-	$ -0-	$ 24,000
Jeffrey A. Carus (4)	11,250	4,500	-0-	11,160	26,910
Anna T. Chew (3)	15,000	9,000	-0-	-0-	24,000
Charles Kaempffer (1)	15,000	6,750	1,500	-0-	23,250
Eugene W. Landy (3)	15,000	9,000	-0-	-0-	24,000
Michael P. Landy (3)	11,250	4,500	-0-	-0-	15,750
Samuel A. Landy (3)	15,000	9,000	-0-	-0-	24,000
Stuart Levy	3,750	-0-	-0-	-0-	3,750
James E. Mitchell (2) (4)	15,000	9,000	3,500	11,160	38,660
Richard H. Molke (2) (4)	15,000	9,000	3,500	11,160	38,660
Eugene Rothenberg (2) (4)	15,000	9,000	3,500	11,160	38,660
Stephen B. Wolgin (2) (4)	15,000	9,000	3,500	11,160	38,660

	$ 161,250	$ 87,750	$ 15,500	$ 55,800	$ 320,300

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

(3)

Restricted stock awards of 1,000 shares for compensation as Director are disclosed in the Executive Summary Compensation Table.

(4)

Directors each received a grant of 1,000 shares of restricted common stock under the 2007 Plan. Fair value on the date of grant was $11.16 per share.

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

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company will file its definitive Proxy Statement for its 2012 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of such Proxy Statement and is incorporated herein by reference.

The following table lists information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2011 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2011 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Wells Fargo and Company 420 Montgomery Street San Francisco, CA 94104	1,068,152(3)	7.00%
Monmouth Real Estate Investment Corporation	638,642(4)	4.19%
Jeffrey A. Carus	1,842	*
Anna T. Chew	196,885(5)	1.29%
Eugene W. Landy	1,267,638(6)	8.31%
Samuel A. Landy	656,922(7)	4.22%
Michael P. Landy	241,070(8)	1.58%
James E. Mitchell	179,807(9)	1.18%
Richard H. Molke	110,697(10)	*
Allison Nagelberg	32,361(11)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Eugene D. Rothenberg	86,173(12)	*
Stephen B. Wolgin	8,759(13)	*
Directors and Officers as a Group * Less than 1%	2,782,154	17.76%

___________________________

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on December 31, 2011 which was 15,252,839 Shares.

(3)

Based on Schedule 13G as of December 31, 2011, filed by Wells Fargo and Company the company owns 1,068,152 shares.  This filing with the SEC by Wells Fargo and Company indicates that Wells Fargo and Company has sole voting power for 1,002,258 Shares and sole dispositive power for 1,068,152 with respect to those Shares.

(4)

Based on Schedule Form 4 filed on December 15, 2011, filed with the SEC by Monmouth Real Estate Investment Corporation, which indicates that Monmouth Real Estate Investment Corporation has sole voting and dispositive power as of  December 31, 2011, with respect to 638,642 Shares.  In addition to the Common Shares reported Monmouth Real Estate Investment Corporation also owns 200,000 of the Preferred Shares.

(5)

Includes (a) 136,884 Shares owned jointly with Ms. Chew’s husband, (b) 16,023 Shares held in Ms. Chew’s 401(k) Plan, and (c) 60,000 Shares issuable upon exercise of stock options.

 (6)

Includes (a) 152,872 Shares owned by Mr. Landy’s wife, (b) 172,608 Shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 65,913 Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 Shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote, (e) 50,000 Shares held in the Eugene W. Landy Charitable Lead Annuity Trust, a charitable trust for which Mr. Landy has power to vote, (f) 100,000 Shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote, (g) 14,438 Shares held in Windsor Industrial Park Associates for which Mr. Landy has power to vote, and (h) 18,829 Shares held in Juniper Plaza Associates for which Mr. Landy has power to vote.

(7)

Includes (a) 36,537 Shares owned jointly with Mr. Landy’s wife, (b) 13,585 Shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 6,221 Shares in the Samuel Landy Limited Partnership, (d) 31,963 Shares held in Mr. Landy’s 401(k) Plan, and (e) 325,000 Shares issuable upon exercise of stock options.

(8)

Includes (a) 10,734 Shares owned by Mr. Landy’s wife, (b) and 42,007 Shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, and (c) 20,000 Shares issuable upon exercise of  stock options.

(9)

Includes 137,818 Shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.  In addition to the Common Shares reported Mr. Mitchell also holds 4,000 of the Preferred Shares.

(10)

Includes 50,563 Shares owned by Mr. Molke’s wife.

(11)

Includes 5,000 Shares issuable upon exercise of stock options.

(12)

Includes 56,878 Shares held by Rothenberg Investments, Ltd. in which Dr. Rothenberg has a beneficial interest.

(13)

Includes 970 Shares in custodial accounts for Mr. Wolgin’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.  In addition to the Common Shares reported Mr. Wolgin also holds 500 of the Preferred Shares.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The Company will file its definitive Proxy Statement for its 2012 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

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

Item 14 – Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its 2012 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PKF O’Connor Davies served as the Company’s independent registered public accounting firm for the years ended December 31, 2011, 2010 and 2009.  The following are fees billed by and accrued to PKF O’Connor Davies in connection with services rendered:

	2011	2010

Audit Fees	$140,500	$135,500
Audit Related Fees	38,450	15,900
Tax Fees	40,000	40,000
All Other Fees	-0-	-0-
Total Fees	$218,950	$191,400

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

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF O’Connor Davies’ independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) (1)		The following Financial Statements are filed as part of this report.
Page(s)

	(i)	(a) Report of Independent Registered Public Accounting Firm	65

	(ii)	Consolidated Balance Sheets as of December 31, 2011 and 2010	66-67

	(iii)	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009	68-69

	(iv)	Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	70

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009	71-72

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	73

	(vi)	Notes to Consolidated Financial Statements	74-100

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation	101-104

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

	3.3	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

Exhibit No.		Description

	3.4	Amendment to Bylaws (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2008, Registration No. 001-12690).

	3.5	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

	3.6	Articles Supplementary (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

(10)		Material Contracts:

	10.1	401(k) Plan Document and Adoption Agreement effective April 1, 1992 (incorporated by reference to the Company’s 1992 Form 10-K as filed with the Securities and Exchange Commission on March 9, 1993).

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

10.8

Employment Agreement with Mr. Samuel A. Landy effective January 1, 2012 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 5, 2012, Registration No. 001-12690).

10.9

Amendment to Employment Agreement with Mr. Samuel A. Landy dated January 18, 2012 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 20, 2012, Registration No. 001-12690).

10.10

Employment Agreement with Ms. Anna T. Chew effective January 1, 2012 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 5, 2012, Registration No. 001-12690).

Exhibit No.		Description

10.11

Employment Agreement with Ms. Allison Nagelberg effective January 1, 2012 (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on January 5, 2012, Registration No. 001-12690).

10.12

Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on October 4, 2010, Registration No. 333-169-745).

10.13

UMH Properties, Inc. 2003 Stock Option and Stock Award Plan, as amended and restated (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 001-12690).

(14)		Code of Business Conduct and Ethics (incorporated by reference to the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004, Registration No. 001-12690).

(21)		Subsidiaries of the Registrant.

(23)		Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP

(31.1)		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Audit Committee Charter, as amended January 16, 2008 (incorporated by reference to the Company’s 2011 Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 2, 2011, Registration No. 001-12690).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UMH Properties, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies,
New York, New York	A Division of O’Connor Davies, LLP
March 15, 2012

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 and 2010

-ASSETS-	2011	2010

INVESTMENT PROPERTY AND EQUIPMENT
Land	17,869,214	$ 15,987,214
Site and Land Improvements	141,336,346	124,836,496
Buildings and Improvements	5,436,622	4,658,017
Rental Homes and Accessories	26,610,360	23,108,345
Total Investment Property	191,252,542	168,590,072
Equipment and Vehicles	8,825,662	8,291,216
Total Investment Property and Equipment	200,078,204	176,881,288
Accumulated Depreciation	(66,555,081)	(61,142,288)
Net Investment Property and Equipment	133,523,123	115,739,000

OTHER ASSETS
Cash and Cash Equivalents	8,798,023	5,661,020
Securities Available for Sale	43,298,214	28,757,477
Inventory of Manufactured Homes	10,188,747	10,574,240
Notes and Other Receivables, net	21,325,854	21,599,080
Unamortized Financing Costs	1,319,119	1,060,052
Prepaid Expenses	627,607	736,073
Land Development Costs	4,863,849	4,653,573
Total Other Assets	90,421,413	73,041,515

TOTAL ASSETS	$223,944,536	$188,780,515

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

DECEMBER 31, 2011 and 2010

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	2011	2010

LIABILITIES:
MORTGAGES PAYABLE	$ 90,282,010	$ 90,815,777

OTHER LIABILITIES:
Accounts Payable	688,672	748,477
Loans Payable	23,949,831	22,236,163
Accrued Liabilities and Deposits	2,246,081	2,269,892
Tenant Security Deposits	900,737	782,453
Total Other Liabilities	27,785,321	26,036,985
Total Liabilities	118,067,331	116,852,762

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $.10 per share, $33,470,000 liquidation value, 1,380,000 shares authorized, 1,338,800 shares issued and outstanding as of December 31, 2011	33,470,000	-0-
Common Stock - $.10 par value per share, 28,000,000 and 20,000,000 shares authorized; 15,252,839 and 13,701,625 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,525,284	1,370,163
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	69,088,409	64,775,002
Accumulated Other Comprehensive Income	2,461,305	6,450,381
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	105,877,205	71,927,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$223,944,536	$188,780,515

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

INCOME:
Rental and Related Income	$ 32,990,219	$ 27,877,470	$ 26,491,999
Sales of Manufactured Homes	6,323,135	6,133,494	5,527,253

Total Income	39,313,354	34,010,964	32,019,252

EXPENSES:
Community Operating Expenses	17,758,332	14,870,694	13,200,885
Cost of Sales of Manufactured Homes	5,747,963	5,721,977	5,060,631
Selling Expenses	2,104,077	1,718,719	1,198,921
General and Administrative	3,979,866	3,245,853	3,115,501
Loss Relating to Flood	984,701	-0-	-0-
Acquisition Costs	260,463	447,577	-0-
Depreciation Expense	5,962,338	4,516,026	4,082,124
Amortization of Financing Costs	376,918	210,054	253,020

Total Expenses	37,174,658	30,730,900	26,911,082

OTHER INCOME (EXPENSE):
Interest and Dividend Income	4,503,237	4,579,668	4,584,917
Gain (Loss) on Securities Transactions, net	2,692,649	3,931,880	(1,804,146)
Other Income	77,375	68,843	76,172
Interest Expense	(5,744,567)	(5,183,296)	(4,455,332)

Total Other Income (Expense)	1,528,694	3,397,095	(1,598,389)

Income Before Gain (Loss) on Sales of Investment Property and Equipment	3,667,390	6,677,159	3,509,781
Gain (Loss) on Sales of Investment Property and Equipment	28,873	(8,244)	179,607

Net Income	3,696,263	6,668,915	3,689,388

Less: Preferred Dividend	1,656,766	-0-	-0-

Net Income Attributable to Common Shareholders	$ 2,039,497	$ 6,668,915	$ 3,689,388

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

Basic Income Per Share:

Net Income	$.25	$.52	$.32
Less: Preferred Dividend	(.11)	-0-	-0-
Net Income Attributable to Common Shareholders	$.14	$.52	$.32

Diluted Income Per Share:

Net Income	$.25	$.52	$.32
Less: Preferred Dividend	(.11)	-0-	-0-
Net Income Attributable to Common Shareholders	$.14	$.52	$.32

Weighted Average Shares Outstanding:
Basic	14,506,679	12,767,904	11,412,536
Diluted	14,562,018	12,822,644	11,417,664

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	2011	2010	2009

Net Income	$3,696,263	$6,668,915	$3,689,388

Other Comprehensive Income:
Total Other Comprehensive Income (Loss) Related to the
Change in Unrealized Net Holding Gain on Securities
Available for Sale, Net of Reclassification Adjustment	(3,989,076)	4,236,074	7,885,668

Comprehensive Income (Loss)	(292,813)	10,904,989	11,575,056
Less: Preferred Dividend	(1,656,766)	-0-	-0-

Comprehensive Income (Loss) Attributable to Common Shareholders	($1,949,579)	$10,904,989	$11,575,056

See Accompanying Notes to the Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2011, 2010 and 2009

				Additional
	Common Stock Issued		Preferred	Paid-In
	Number	Amount	Stock	Capital

Balance December 31, 2008	11,021,734	$1,102,173	$-0-	$49,958,681

Common Stock Issued with the DRIP*	1,059,718	105,972	-0-	7,753,113
Distributions	-0-	-0-	-0-	(4,530,874)
Stock Compensation Expense	-0-	-0-	-0-	36,283
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-

Balance December 31, 2009	12,081,452	1,208,145	-0-	53,217,203

Common Stock Issued with the DRIP*	1,560,173	156,018	-0-	14,010,342
Common Stock Issued through Restricted Stock Awards	60,000	6,000	-0-	(6,000)
Distributions	-0-	-0-	-0-	(2,547,547)
Stock Compensation Expense	-0-	-0-	-0-	101,004
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-

Balance December 31, 2010	13,701,625	$1,370,163	-0-	$64,775,002

Common Stock Issued with the DRIP*	1,467,214	146,721	-0-	13,792,270
Common Stock Issued through Restricted Stock Awards	74,000	7,400	-0-	(7,400)
Common Stock Issued through Stock
Options	10,000	1,000	-0-	74,600
Preferred Stock Issued through direct
Placement	-0-	-0-	33,470,000	(1,615,672)
Distributions	-0-	-0-	-0-	(8,225,433)
Stock Compensation Expense	-0-	-0-	-0-	295,042
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-

Balance December 31, 2011	15,252,839	$1,525,284	$33,470,000	$69,088,409

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED December 31, 2011, 2010 and 2009

	Accumulated	Undistributed
	Other	Income	Total
	Comprehensive	(Accumulated	Shareholders’
	Income (Loss)	Deficit)	Equity

Balance December 31, 2008	$(5,671,361)	$(667,793)	$44,721,700

Common Stock Issued with the DRIP*	-0-	-0-	7,859,085
Distributions	-0-	(3,689,388)	(8,220,262)
Stock Compensation Expense	-0-	-0-	36,283
Net Income	-0-	3,689,388	3,689,388
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	7,885,668	-0-	7,885,668

Balance December 31, 2009	2,214,307	(667,793)	55,971,862

Common Stock Issued with the DRIP*	-0-	-0-	14,166,360
Common Stock Issued through
Restricted Stock Awards	-0-	-0-	-0-
Distributions	-0-	(6,668,915)	(9,216,462)
Stock Compensation Expense	-0-	-0-	101,004
Net Income	-0-	6,668,915	6,668,915
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	4,236,074	-0-	4,236,074

Balance December 31, 2010	$6,450,381	($667,793)	$71,927,753

Common Stock Issued with the DRIP*	-0-	-0-	13,938,991
Common Stock Issued through
Restricted Stock Awards	-0-	-0-	-0-
Common Stock Issued through Stock
Options	-0-	-0-	75,600
Preferred Stock Issued through direct
Placement	-0-	-0-	31,854,328
Distributions	-0-	(3,696,263)	(11,921,696)
Stock Compensation Expense	-0-	-0-	295,042
Net Income	-0-	3,696,263	3,696,263
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	(3,989,076)	-0-	(3,989,076)

Balance December 31, 2011	$2,461,305	($667,793)	$105,877,205

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2011, 2010 and 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 3,696,263	$ 6,668,915	$ 3,689,388
Non-Cash Adjustments:
Depreciation	5,962,338	4,516,026	4,082,124
Amortization of Financing Costs	376,918	210,054	253,020
Stock Compensation Expense	295,042	101,004	36,283
Provision for Uncollectible Notes and Other Receivables	461,668	471,815	332,907
(Gain) Loss on Securities Transactions, net	(2,692,649)	(3,931,880)	1,804,146
(Gain) Loss on Sales of Investment Property & Equipment	(28,873)	8,244	(179,607)

Changes in Operating Assets and Liabilities -
Inventory of Manufactured Homes	385,493	(2,558,030)	1,443,714
Notes and Other Receivables	(188,442)	298,247	699,521
Prepaid Expenses	108,466	(87,778)	(168,932)
Accounts Payable	(59,805)	438,312	(304,087)
Accrued Liabilities and Deposits	(23,811)	95,476	(333,335)
Tenant Security Deposits	118,284	251,346	(46)
Net Cash Provided by Operating Activities	8,410,892	6,481,751	11,355,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(17,500,000)	(37,279,400)	-0-
Purchase of Investment Property and Equipment	(6,846,921)	(7,944,034)	(3,997,902)
Proceeds from Sales of Investment Property and Equipment	709,234	329,567	638,642
Additions to Land Development Costs	(290,177)	(235,106)	(761,764)
Purchase of Securities Available for Sale	(21,100,859)	(6,019,906)	(8,306,684)
Proceeds from Sales of Securities Available for Sale	5,263,695	17,254,660	4,139,001
Net Cash Used by Investing Activities	(39,765,028)	(33,894,219)	(8,288,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	25,020,000	22,478,250	18,637,500
Net Proceeds from Short-Term Borrowings	1,713,668	3,571,123	-0-
Principal Payments of Mortgages and Loans	(25,553,767)	(1,981,423)	(19,217,979)
Financing Costs on Debt	(635,985)	(464,145)	(388,198)
Proceeds from Issuance of Common Stock	12,310,484	12,791,029	6,703,498
Proceeds from Issuance of Preferred Stock	31,854,328	-0-	-0-
Proceeds from Exercise of Stock Options	75,600	-0-	-0-
Preferred Dividends Paid	(1,426,659)	-0-	-0-
Dividends Paid, net of Reinvestments	(8,866,530)	(7,841,131)	(7,064,675)
Net Cash Provided (Used) by Financing Activities	34,491,139	28,553,703	(1,329,854)

Net Increase In Cash and Cash Equivalents	3,137,003	1,141,235	1,736,535
Cash and Cash Equivalents at Beginning of Year	5,661,020	4,519,785	2,783,250

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 8,798,023	$ 5,661,020	$ 4,519,785

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

NOTE 1 – ORGANIZATION, ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST

UMH Properties, Inc. (the Company) owns and operates forty manufactured home communities containing approximately 8,900 developed sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. Inherent in the operation of manufactured home communities is site vacancies.  S&F was established to fill these vacancies and potentially enhance the value of the communities.

In January 2012, the Company acquired Countryside Estates, a 90-site manufactured home community situated on approximately 64 acres, located in Muncie, Indiana, for a purchase price of $2,100,000.  With this purchase, UMH now owns forty-one manufactured home communities consisting of approximately 9,000 developed sites.

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code. The Company will not be taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT. The Company is subject to franchise taxes in some of the states in which the Company owns property.

The Company was incorporated in the state of New Jersey in 1968.  On September 29, 2003, the Company changed its state of incorporation from New Jersey to Maryland.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

The Company owns and operates forty manufactured home communities containing approximately 8,900 developed sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania and Tennessee.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Cedarcrest	Vineland, New Jersey
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
D & R Village	Clifton Park, New York

MANUFACTURED HOME COMMUNITY	LOCATION

Fairview Manor	Millville, New Jersey
Forest Park Village	Cranberry Township, Pennsylvania
Heather Highlands	Inkerman, Pennsylvania
Highland Estates	Kutztown, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Maple Manor	Taylor, Pennsylvania
Memphis Mobile City	Memphis, Tennessee
Moosic Heights	Avoca, Pennsylvania
Oakwood Lake Village	Tunkhannock, Pennsylvania
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Suburban Estates	Greensburg, Pennsylvania
Sunny Acres	Somerset, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Waterfalls Village	Hamburg, New York
Weatherly Estates	Lebanon, Tennessee
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Wood Valley	Caledonia, Ohio

Basis of Presentation

The Company prepares its financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).  The Company’s subsidiaries are all 100% wholly-owned.  The consolidated financial statements of the Company include all of these subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  The Company does not have a majority or minority interest in any other Company, either consolidated or unconsolidated.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the years then ended.  These estimates and assumptions include the allowance for doubtful accounts, valuation of inventory, depreciation, valuation of securities, reserves and accruals, and stock compensation expense.  Actual results could differ significantly from these estimates and assumptions.

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

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized on a straight-line basis over the term of the related obligations, which is not materially different than the effective interest method.  Unamortized costs are charged to expense upon prepayment of the obligation.  As of December 31, 2011 and 2010, accumulated amortization amounted to $702,460 and $680,344, respectively.  The Company estimates that aggregate amortization expense will be approximately $213,000 for 2012, $162,000 for 2013, $151,000 for 2014, $147,000 for 2015 and $147,000 for 2016.

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

The Company’s securities consist primarily of debt securities and common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  held-to-maturity, trading and available-for-sale.  As of December 31, 2011 and 2010, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.

Derivative Instruments and Hedging Activities

The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows.  The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt.  The Company does not enter into derivative instruments for speculative purposes.  The Company had entered into various interest rate swap agreements that had the effect of fixing interest rates relative to specific mortgage loans.  The Company’s interest rate swap agreements were based upon 30-day LIBOR.  The scheduled maturity dates, payment dates and the notional amounts of the interest rate swap agreements coincided with those of the underlying mortgages.  As of December 31, 2011 and 2010, there were no interest rate swap agreements outstanding.

These interest rate swaps in 2009 did not qualify for hedge accounting under ASC 815-10, Derivatives and Hedging, which therefore resulted in all fair value adjustments to the carrying value of the derivatives being recorded as a component of current period earnings.  The Company has recorded as a reduction to interest expense, non-cash fair value adjustment of $390,934 for the year ended December 31, 2009, based upon the change in fair value of the Company’s interest rate swaps.  This non-cash valuation adjustment was not settled for cash since the Company did not terminate the swap prior to maturity.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or market value and is determined by the specific identification method.  All inventory is considered finished goods.

Accounts, Notes and Other Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or lease agreements.  The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Total notes receivables at December 31, 2011 and 2010 was $19,687,511 and $20,660,274, respectively.  At December 31, 2011 and 2010, the reserves for uncollectible accounts, notes and other receivables were $812,521 and $873,694, respectively.  For the years ended December 31, 2011, 2010 and 2009, the provisions for uncollectible notes and other receivables were $461,668, $471,815 and $332,907, respectively.  Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2011, 2010 and 2009 amounted to $522,841, $837,530 and $520,464, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly.  The average interest rate on these loans is approximately 10%.  The average maturity is approximately 10 years.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured home sites.  The Company also owns approximately 900 rental units which are rented to residents.  Rental and related income is recognized on the accrual basis over the term of the lease, which is typically one year or less.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (14,506,679, 12,767,904 and 11,412,536 in 2011, 2010 and 2009, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (14,562,018, 12,822,644 and 11,417,664 in 2011, 2010 and 2009, respectively) (See Note 6).  Options in the amount of 55,339, 54,740 and 5,128 for 2011, 2010 and 2009, respectively, are included in the diluted weighted average shares outstanding.  As of December 31, 2011, 2010 and 2009, options to purchase 547,000, 518,000 and 594,000 shares, respectively, were antidilutive.

Stock Option Plans

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $295,042, $101,004 and $36,283 have been recognized in 2011, 2010 and 2009, respectively.  Included in Note 6 to these consolidated financial statements are the assumptions and methodology.

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

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions in 2011

On June 29, 2011, the Company acquired three manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $13,300,000.  The purchase price also included rental homes and equipment.  These three all-age communities, Countryside Village in Columbia, Tennessee, Shady Hills in Nashville, Tennessee, and Trailmont in Goodlettsville, Tennessee, total 693 developed sites situated on 209 acres.  The average occupancy for these communities is approximately 73%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On October 28, 2011, the Company acquired Clinton Mobile Home Resort from an unrelated entity, for a total purchase price of $3,450,000.  This 55 and older community, located in Tiffin, Ohio, has a total of 116 developed sites situated on 24 acres.   The average occupancy for these communities is 98%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On December 14, 2011, the Company acquired City View from an unrelated entity, for a total purchase price of $750,000.  This all-age community, located in Lewistown, Pennsylvania, has a total of 59 developed sites situated on 22 acres.  The average occupancy for these communities is 75%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

Acquisitions in 2010

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

On December 15, 2010, the Company acquired five manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $24,250,000.  The purchase price also included related notes receivables, rental homes and equipment.  Proceeds from homes sold prior to acquisition of approximately $147,400 have been treated as a reduction in the purchase price.  These five all-age communities, Brookside Village, Maple Manor, Moosic Heights, Oakwood Lake Village and Pleasant View Estates, total 824 developed sites situated on 215 acres.  The average occupancy for these communities is approximately 86%.  The Company obtained a $15,000,000 mortgage from KeyBank National Association (KeyBank), borrowed $3,000,000 on its unsecured line of credit, and took down the balance from its margin line.  Interest on the KeyBank mortgage is at LIBOR plus 350 basis points.  This mortgage payable is due on December 15, 2013 but may be extended for an additional year.  On December 13, 2011, this mortgage was refinanced with Oritani Bank (See Note 5).

See Note 17 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Accounting Standards Codification (ASC) 805-10, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”.  Accordingly, acquisition costs incurred, which would have previously been capitalized, are expensed currently.  The Company has recognized $260,463 and $447,577 in professional fees and other acquisition costs in our results of operations for the years ended December 31, 2011 and 2010, respectively.

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2011	December 31, 2010

Site and Land Improvements	$ 50,997,031	$ 46,725,262
Buildings and Improvements	2,505,536	2,365,168
Rental Homes and Accessories	5,491,526	4,860,443
Equipment and Vehicles	7,560,988	7,191,415

Total Accumulated Depreciation	$ 66,555,081	$ 61,142,288

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist primarily of common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

As of December 31, 2011 and 2010, the Company’s securities are all classified as available-for-sale.  See Note 14 for Fair Value Measurements.

The following is a listing of securities available for sale at December 31, 2011:

		Interest	Number of		Market
	Series	Rate	Shares	Cost	Value
Equity Securities:
Preferred Stock:
American Land Lease, Inc. (2)	A	7.750%	46,200	$397,547	$1,004,850
Ashford Hospitality Trust	E	9.000%	24,000	600,063	584,400
Ashford Hospitality Trust	A	8.550%	10,000	251,205	242,700
CapLease Inc.	A	8.125%	14,000	293,473	336,420
CBL & Associates Properties	D	7.375%	3,000	68,126	71,040
CBL & Associates Properties	C	7.750%	15,000	359,011	373,350
Cogdell Spencer	A	8.500%	30,200	752,642	764,060
Commonwealth REIT	D	6.500%	55,000	630,698	1,115,950
Cousins Properties	B	7.500%	3,500	82,146	84,630
Developers Diversified Realty Corporation	I	7.500%	4,000	43,755	98,120
Digital Realty Trust Inc.	E	7.000%	4,000	100,000	102,400
Dupont Fabros Technology, Inc.	A	7.875%	26,412	657,703	663,205
Entertainment Properties REIT	D	7.375%	1,000	24,636	24,940
Equity Lifestyle Properties, Inc.	A	8.034%	22,500	562,390	569,475
iStar Financial Inc.	I	7.500%	10,500	190,597	145,740
iStar Financial Inc.	D	8.000%	1,500	30,756	22,785
iStar Financial Inc.	E	7.875%	11,000	203,221	159,060
Kite Realty Group Trust	A	8.250%	63,000	1,552,348	1,459,080
LaSalle Hotel Properties	H	7.500%	32,000	784,172	783,360
LaSalle Hotel Properties	D	7.500%	3,797	95,034	91,318
Lexington Realty Trust	B	8.050%	25,000	502,222	623,750
Lexington Realty Trust	C	6.500%	6,000	247,860	251,940
Lexington Realty Trust	D	7.550%	1,500	36,329	36,442
MPG Office Trust, Inc. (3)	A	7.625%	12,000	13,560	149,880
Parkway Properties, Inc.	D	8.000%	13,400	331,241	310,344
STAG Industrial, Inc.	A	9.000%	9,000	224,885	225,450
Vornado Realty Trust	D	7.875%	4,000	96,111	109,920
Total Preferred Stock				9,131,731	10,404,609

Common Stock:
Commonwealth REIT			140,000	2,942,699	2,329,600
Getty Realty Corp.			105,700	2,370,708	1,474,515
Gladstone Commercial Corporation			60,000	1,041,990	1,053,000
Monmouth Real Estate Investment Corporation (1)			1,726,254	14,111,176	15,795,213
Nobility Homes, Inc.			20,000	158,200	104,000
Omega Healthcare REIT Investors			45,000	746,936	870,750
One Liberty Properties, Inc.			30,000	446,025	495,000
Pennsylvania Real Estate Investment Trust			455,000	4,542,158	4,750,200
ProLogis			22,320	537,572	638,129
Stag Industrial Inc.			337,500	3,945,136	3,871,125
Sun Communities, Inc.			30,900	519,228	1,128,777
Urstadt Biddle Properties Incorporated			21,200	343,350	383,296
Total Common Stock				31,705,178	32,893,605

Total Securities Available for Sale				$40,836,909	$43,298,214

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

On September 13, 2007, the Company purchased 1,000,000 shares of MREIC common stock from Palisade Concentrated Equity Partnership, L.P.(Palisade), an unrelated entity.  The total consideration for the purchase was $8,500,000.  On November 23, 2007, the Company purchased an additional 325,704 shares of MREIC common stock from Palisade for a total consideration of $2,768,484.  The Company has also purchased additional shares of

MREIC common stock through MREIC’s Dividend Reinvestment and Stock Purchase Plan.  The Company now owns a total of 1,726,254 shares of MREIC common stock, representing 4.4% of the total shares outstanding at December 31, 2011.

As of December 31, 2011, the Company had 13 securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at December 31, 2011:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$3,798,787	($239,849)	$ -0-	$ -0-
Common Stock	7,779,240	(1,637,504)	-0-	-0-

Total	$11,578,027	($1,877,353)	$ -0-	$ -0-

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

7	$7,342,327	($216,872)	Less than or equal to 10%
4	2,657,185	(710,087)	Less than or equal to 30%
2	1,578,515	(950,394)	Less than or equal to 40%

13	$11,578,027	($1,877,353)

The Company has determined that these securities are temporarily impaired as of December 31, 2011.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  The Company had total net unrealized gains on its securities portfolio of $2,461,305 as of December 31, 2011.

The Company has an investment in one REIT security which is at a loss of approximately $900,000 or 38% as of December 31, 2011. The Company has determined that this security was temporarily impaired as of December 31, 2011. Management is continuing to monitor this security for other than temporary impairment under its policy. If the fair value of this security continues to decline or the security is downgraded, then the Company may have to record an impairment loss related to this security in future periods.

During the years ended December 31, 2011, 2010 and 2009, the Company received proceeds of $5,263,695, $17,254,660 and $4,139,001, on sales or redemptions of securities available for sale, respectively.  The Company recorded the following Gain (Loss) on Securities Transactions, net:

	2011	2010	2009

Gross realized gains	$2,692,649	$3,970,927	$ 706,833
Gross realized losses	-0-	(39,047)	(602,181)
Impairment loss	-0-	-0-	(1,908,798)

Total Gain (Loss) on Securities Transactions, net	$2,692,649	$3,931,880	($1,804,146)

During 2009, the Company recognized a loss of $1,804,146, primarily due to write-downs to the carrying value of securities available for sale which were considered other than temporarily impaired.  As of December 31, 2010, the securities portfolio had unrealized net gains of $6,450,381.  As of December 31, 2011, the securities portfolio had unrealized net gains of $2,461,305.

Dividend income for the years ended December 31, 2011, 2010 and 2009 amounted to $2,512,057, $1,762,609 and $1,952,862, respectively.  Interest income for the years ended December 31, 2011, 2010 and 2009 amounted to $1,991,180, $2,817,059 and $2,632,055, respectively.

The Company had margin loan balances of $13,662,267 and $5,185,212 at December 31, 2011 and 2010, respectively, which were collateralized by the Company’s securities portfolio.  Additionally, at December 31, 2010, the Company also had a $2,500,000 loan with Two River Community Bank collateralized by 875,000 shares of Monmouth Real Estate Investment Corporation common stock (See Note 5).

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company purchases securities on margin.  The interest rates charged on the margin loans at December 31, 2011 and 2010 was 2%.  These loans are due on demand.  At December 31, 2011 and 2010, the margin loans amounted to $13,662,267 and $5,185,212, respectively, and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 50%.

The Company had a $7,500,000 revolving credit agreement with GE Commercial Distribution Finance Corporation (GE) (formerly Transamerica Commercial Finance Corporation) to finance inventory purchases.  During 2011, GE limited its inventory financing to specific manufacturers.  Therefore, the Company obtained $3,000,000 of additional inventory financing lines of credit with other inventory financing companies.  Interest rates on these new lines range from prime with a minimum of 6% to prime plus 2% with a minimum of 8% after 18 months.  Additionally, GE reviews the Company’s inventory financing line annually and adjusts the amount of the line based upon the amount outstanding on the line.  During its current review, GE reduced the line from $6,000,000 to $2,000,000.  As of December 31, 2011 and December 31, 2010, the total amount outstanding on these lines was $2,367,366 and $3,450,951, respectively.

The Company has a revolving line of credit with Sun National Bank secured by the Company's eligible notes receivables.  The maximum availability on this line is $10,000,000.  Interest was at the prime rate.  This revolving line of credit had a maturity date of April 1, 2011 but was modified and extended during 2011.  The interest rate was modified from prime to LIBOR plus 350 basis points.  Advances were increased from 50% of eligible notes receivables secured by manufactured home loans to 60%.  As of December 31, 2011 and 2010, the amount outstanding on this revolving line of credit was $7,920,199 and $8,100,000, respectively.  As of December 31, 2011 and 2010, the interest rates were 3.77% and 3.25%, respectively.  This revolving line of credit expires on June 30, 2014.

The Company had a $2,500,000 loan with Two River Community Bank, collateralized by 875,000 shares of Monmouth Real Estate Investment Corporation common stock.  The interest on this loan was 6.75%.  This loan was due on November 8, 2010, but was extended to October 31, 2011.  This loan was repaid on June 1, 2011.

Unsecured Lines of Credit

During 2011, the Company extended its $5,000,000 unsecured line of credit with Bank of America.  As of  December 31, 2011 and 2010, the amounts outstanding on this credit line was $-0- and $3,000,000, respectively.  This line of credit expires on August 31, 2012.

Mortgages Payable

The following is a summary of mortgages payable:

	At December 31, 2011		Balance at December 31,
Property	Due Date	Interest Rate	2011	2010

Allentown	12/01/11	6.36%	$ -0-	$ 4,676,776
Cedarcrest	04/01/21	5.125%	9,417,680	-0-
Cranberry Village	12/01/18	6.8%	2,990,316	3,080,764
D & R Village and Waterfalls Village	02/27/13	5.614%	7,670,858	7,950,165
Fairview Manor	02/01/17	5.785%	10,720,691	10,893,447
Forest Park Village	12/01/18	6.8%	2,990,316	3,080,764
Heather Highlands	08/28/18	Prime + 1.0%	1,847,558	2,109,877
Highland Estates	09/01/17	6.175%	9,887,460	10,028,889
Oxford Village	01/01/20	5.94%	7,850,087	7,998,109
Port Royal Village	04/01/12	7.36%	4,744,677	4,830,956
Sandy Valley Estates	07/01/12	LIBOR + 4.0%	2,031,946	2,238,046
Somerset Estates/Whispering Pines	02/26/19	4.89%	1,185,835	1,321,089
Southwind Village	01/01/20	5.94%	6,270,422	6,388,658
Suburban Estates and Sunny Acres	06/01/20	6.5%	7,174,164	7,368,234
Weatherly Estates	05/28/14	Prime + 2%	-0-	3,850,003
Various (5 properties)	01/01/22	4.25%	15,500,000	15,000,000

Total Mortgages	Payable		$90,282,010	$90,815,777

At December 31, 2011 and 2010, mortgages were collateralized by real property with a carrying value of $99,358,951 and $105,019,668, respectively, before accumulated depreciation and amortization.  Interest costs amounting to $294,150, $309,000 and $273,231 were capitalized during 2011, 2010 and 2009, respectively, in connection with the Company’s expansion program.

Recent Financing

During 2010, the Company modified and extended its mortgage on Sandy Valley Estates. The interest rate was modified from LIBOR plus 450 basis points to LIBOR plus 400 basis points.  As of December 31, 2011 and 2010, the interest rates were 4.28% and 4.26%, respectively.  The maturity was extended to July 1, 2012.

On June 4, 2010, the Company entered into a $7,478,250 mortgage from Sun National Bank for the acquisition of Suburban Estates and Sunny Acres.  This mortgage is at a fixed rate of 6.5% and matures on June 1, 2020.  The interest rate will reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 3%.

On December 15, 2010, the Company obtained a $15,000,000 mortgage from KeyBank National Association (KeyBank mortgage) for the acquisition of Brookside Village, Maple Manor, Moosic Heights, Oakwood Lake Village and Pleasant View Estates.  Interest on this mortgage is at LIBOR plus 350 basis points.  The interest rate at December 31, 2010 was 3.76%.  This mortgage payable is due on December 15, 2013 but may be extended for an additional year.

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

On December 13, 2011, the Company obtained a new $15,500,000 mortgage loan from Oritani Bank, to refinance the KeyBank mortgage.  This mortgage is at a fixed rate of 4.25% and matures on January 1, 2022.  The interest rate will reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 1.9%.  The monthly payment of principal and interest is based on a 30-year amortization schedule.  Proceeds of this mortgage were used to pay off the existing floating rate debt.

On June 1, 2011, the Company repaid its mortgage on Weatherly Estates in the amount of approximately $3,800,000.

The aggregate principal payments of all mortgages payable are scheduled as follows:

2012	$ 8,899,127
2013	9,316,142
2014	2,049,945
2015	2,166,363
2016	2,281,757
Thereafter	65,568,676

Total	$90,282,010

NOTE 6 – EMPLOYEE STOCK OPTIONS

On August 14, 2003, the shareholders approved and ratified the Company’s 2003 Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  On June 7, 2010, the shareholders approved and ratified an amendment and restatement of the Plan.  The amendment and restatement made two substantive changes:  (1) the inclusion of Directors as participants in the Plan, and (2) the ability to grant restricted stock to Directors, officers and key employees.  The amendment and restatement also made other conforming, technical and other non-substantive changes.  There was no change to the total number of shares subject to grant under the Plan.  The amendment and restatement also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code.

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

Stock Options

During the year ended December 31, 2011, twelve employees were granted options to purchase a total of 80,000 shares.  During the year ended December 31, 2010, fourteen employees were granted options to purchase a total of 111,000 shares.  During the year ended December 31, 2009, seventeen employees were granted options to purchase a total of 138,000 shares.  The fair value of those options for the years ended December 31, 2011, 2010 and 2009 was approximately $81,000, $66,000 and $37,000, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period.  The remaining unamortized stock option expense was $40,400 as of December 31, 2011, and that amount will be expensed in 2012.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2011	2010	2009

Dividend yield	7.00%	8.85%	9.25%
Expected volatility	24.81%	23.59%	21.14%
Risk-free interest rate	2.46%	2.67%	2.62%
Expected lives	8	8	8
Estimated forfeitures	-0-	-0-	-0-

During the year ended December 31, 2011, options to one employee to purchase a total of 10,000 shares were exercised.  No options were exercised during 2010 or 2009.  During the year ended December 31, 2011, options to eight employees to purchase a total of 51,000 shares expired.  During the year ended December 31, 2010, options to six employees to purchase a total of 38,000 shares expired.  During the year ended December 31, 2009, options to two employees to purchase a total of 6,000 shares expired.

A summary of the status of the Company’s stock option plans as of December 31, 2011, 2010 and 2009 and changes during the years then ended are as follows:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	731,000	$12.33	658,000	$12.63	526,000	$14.08
Granted	80,000	11.16	111,000	10.77	138,000	6.99
Exercised	(10,000)	7.56	-0-	-0-	-0-	-0-
Expired	(51,000)	15.94	(38,000)	12.83	(6,000)	10.60
Outstanding at end of year	750,000	12.03	731,000	12.33	658,000	12.63
Options exercisable at end of year	670,000		620,000		520,000
Weighted-average fair value of options granted during the year		$1.01		$.60		$.27

The following is a summary of stock options outstanding as of December 31, 2011:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

01/16/04	1	25,000		18.62	01/16/12
07/06/04	7	30,000		13.05	07/06/12
02/01/05	1	43,600		15.62	02/01/13
02/01/05	1	6,400		17.19	02/01/13
07/18/05	9	34,000		15.05	07/18/13
01/09/06	1	44,200		15.62	01/09/14
01/09/06	1	5,800		17.21	01/09/14
07/21/06	9	34,000		15.15	07/21/14
01/03/07	1	44,200		15.51	01/03/15
01/03/07	1	5,800		17.06	01/03/15
07/16/07	12	51,000		14.21	07/16/15
09/20/07	2	7,000		13.19	09/20/15
01/08/08	1	42,300		11.79	01/08/16
01/08/08	1	7,700		12.97	01/08/16
09/25/08	13	45,000		7.55	09/25/16
01/07/09	1	14,000		7.12	01/07/17
01/07/09	1	61,000		6.42	01/07/17
03/03/09	1	3,000		5.42	03/03/17
06/22/09	14	55,000		7.57	06/22/17
01/08/10	1	10,900		9.13	01/08/18
01/08/10	1	14,100		8.30	01/08/18
07/27/10	12	80,000		11.40	07/27/18
08/11/10	1	6,000		11.23	08/11/18
07/05/11	12	80,000	*	11.16	07/05/19

		750,000

* Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.  The aggregate intrinsic value of options outstanding as of December 31, 2011, 2010 and 2009 was $406,673, $613,743 and $251,930, respectively, of which $406,673, $575,290 and $46,500 relate to options exercisable.  The intrinsic value of options exercised in 2011, 2010 and 2009 was $28,200, -0- and -0-, respectively, determined as of the date of option exercise.  The weighted-average remaining contractual term of the above options was 4.1, 4.5 and 4.6 years as of December 31, 2011, 2010 and 2009, respectively.

Restricted Stock

In July 2011, the Company awarded 74,000 shares of common stock to 10 participants of the 2003 Plan.  The grant date fair value of restricted stock grants awarded to participants was $825,840.   In August 2010, the Company awarded 60,000 shares of common stock to 5 participants of the 2003 Plan.  The grant date fair value of restricted stock grants awarded to participants was $690,600.  These grants vest over 5 years.  As of December 31, 2011, there remained a total of $1,238,186 of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the 2003 Plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 4.2 years.  For the year ended December 31, 2011 and 2010, amounts charged to compensation expense totaled $220,704 and $57,550, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2011 and 2010, and changes during the year ended December 31, 2011 and 2010 are presented below:

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	60,000	$11.51	-0-	$-0-
Granted	74,000	11.16	60,000	11.51
Vested	(12,000)	11.51	-0-	-0-
Forfeited	-0-	-0-	-0-	-0-
Nonvested at end of year	122,000	$11.30	60,000	$11.51

As of December 31, 2011, there were 632,188 shares available for grant under the 2003 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company’s 401(k) Plan (Plan).  Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $16,500, annually adjusted) and have it contributed to the Plan.  Employer contributions to the Plan are at the discretion of the Company.  During 2011, 2010 and 2009, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary.  The total expense relating to the Plan, including matching contributions amounted to $118,454, $95,154 and $87,705 in 2011, 2010 and 2009, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are six Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (MREIC).  The Company holds common stock of MREIC in its securities portfolio.  As of December 31, 2011, the Company owns a total of 1,726,254 shares of MREIC common stock, representing 4.4% of the total shares outstanding at December 31, 2011 (See Note 4).

The Company operates in conjunction with MREIC.  Some general and administrative expenses are allocated between the Company and MREIC based on use or services provided, pursuant to a cost sharing arrangement.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each company.

Salary, Directors’, Management And Legal Fees

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board.  Under this agreement, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile.  Additionally, there may be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance.  In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly.  On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments.  In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death.  The Employment Agreement automatically renews each year for successive one-year periods.  Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000.  Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years.  On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and MREIC.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.  During 2011, Mr. Landy was also awarded an Outstanding Leadership Achievement Award in the amount of $250,000 per year for three years.  Additionally, Mr. Landy received $24,000, $20,000 and $16,500 for the years ended December 31, 2011, 2010, and 2009, respectively, as a Director.  The firm of Eugene W. Landy received $17,500, $-0- and $17,500 during 2011, 2010, and 2009, respectively, as legal fees.

Effective January 1, 2009, the Company and Samuel A. Landy entered into a new three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $300,000 for 2009, $315,000 for 2010 and $330,000 for 2011, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy will also receive stock options to purchase 75,000 shares in January 2009 and 25,000 shares in January 2010.  Mr. Samuel Landy will receive customary fringe benefits, four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Mr. Landy also received $24,000, $20,000 and $16,500 for the years ended December 31, 2011, 2010 and 2009, respectively, as a Director.

Effective January 1, 2009, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $248,200 for 2009, $260,600 for 2010 and $273,700 for 2011, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Ms. Chew also received $24,000, $20,000 and $16,500 for the years ended December 31, 2011, 2010 and 2009, respectively, as a Director.

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

Effective January 1, 2012, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $378,000 for 2012, $396,900 for 2013 and $416,745 for 2014, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy will also receive a restricted stock grant of 25,000 shares in 2012.  In each subsequent calendar year of employment pursuant to the Agreement, restricted stock shall be awarded to Mr. Samuel Landy at the discretion of the Compensation Committee of the Board of Directors.  Mr. Samuel Landy will receive customary fringe benefits, four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2012, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $287,385 for 2012, $301,754 for 2013 and $316,841 for 2014, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2012, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $250,000 for 2012, $262,500 for 2013 and $275,625 for 2014, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  Pursuant to this employment agreement, the Company will also pay on behalf of Ms. Nagelberg, all tuition and fees associated with her pursuit of an Executive MBA degree.  The Company will reimburse Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  As an alternative to long-term disability,

Employee shall have the option to purchase and/or maintain, and be fully reimbursed for, a short-term disability policy on terms to be approved by the Corporation.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Other Matters

The Company has employment agreements with certain executive officers, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits.  The Company has accrued these benefits on a present value basis over the terms of the agreements.   Amounts accrued under these agreements were $517,832 and $537,821 at December 31, 2011 and 2010, respectively.

The Company leases its corporate offices where the lessor of the property is owned by certain officers and directors of the Company.  Approximately 70% of the monthly lease payment is reimbursed by MREIC.  On May 1, 2010, the Company renewed this lease for an additional five-year term with monthly lease payments of $13,600 through April 30, 2013 and $14,000 through April 30, 2015.  The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.  Approximately 70% of the monthly lease payment plus its proportionate share of real estate taxes and common area maintenance is reimbursed by MREIC.  Management believes that the aforesaid rent is no more than what the Company would pay for comparable space elsewhere.

 NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

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

Amounts received, including dividends reinvested of $1,628,507, $1,375,331 and $1,155,587, respectively, and shares issued in connection with the DRIP for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Amounts Received/Dividends
Reinvested	$13,938,991	$14,166,360	$7,859,085
Number of Share Issued	1,467,214	1,560,173	1,059,718

Preferred Stock

On May 26, 2011, the Company issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for net proceeds of $31,854,328, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $561,367.  MREIC purchased 200,000 shares of Series A Preferred Stock in the offering.  Such shares were purchased by MREIC at the same price as other investors in the offering.  The annual dividend of $2.0625 per share or 8.25% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on September 15, 2011.

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

Issuer Purchases of Equity Securities

On June 29, 2011, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the repurchase program will be held as treasury shares.  There have been no purchases under the repurchase program to date.

NOTE 10 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2011, 2010 and 2009:

2011	2010	2009

Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$2,523,564	$.18	$2,222,879	$.18	$1,986,440	$.18
June 30	2,595,832.18		2,269,804.18		2,017,810.18
September 30	2,652,386.18		2,301,665.18		2,075,153.18
December 31	2,723,255.18		2,422,114.18		2,140,859.18

	$10,495,037	$.72	$9,216,462	$.72	$8,220,262	$.72

These amounts do not include the discount on shares purchased through the Company’s Dividend Reinvestment and Stock Purchase Plan.

On January 18, 2012, the Company declared a cash dividend of $.18 per share to be paid on March 15, 2012 to common shareholders of record February 15, 2012.

Preferred Stock

The following dividends were paid to preferred shareholders during the year ended December 31, 2011:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

7/5/2011	8/15/2011	9/15/2011	$736,341	$0.550000
10/4/2011	11/15/2011	12/15/2011	690,318	0.515625

			$1,426,659	$1.065625

On January 18, 2012, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2011 through February 29, 2012, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 15, 2012 to preferred shareholders of record February 15, 2012.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

NOTE 11 – LOSS RELATING TO FLOOD

In May 2011, Memphis Mobile City, a 157-site community in Memphis TN, experienced an unusual flood that swept the region.  All residents of the community were evacuated.  The community remains closed.  While, at this time, we anticipate re-opening Memphis Mobile City, we have not yet reached any final decision as to the future of this community.  In addition to the loss in rental and related income, we have recorded a loss of $984,701 for the estimated amount, net of insurance proceeds, for the loss of inventory, rental homes, and disposal and other costs associated with this event.

NOTE 12 – FEDERAL INCOME TAXES

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2011.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of December 31, 2011, the tax years 2008 through and including 2011 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Federal Excise Tax

The Company does not have a Federal excise tax liability for the 2011, 2010 and 2009, since it intends to or has distributed all of its annual income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles U.S. GAAP net income to taxable income for the years ended December 31, 2011, 2010, and 2009:

	2011 Estimate (unaudited)	2010 Actual	2009 Actual

U.S. GAAP net income	$3,696,263	$6,668,915	$3,689,388
Add: U.S. GAAP net loss of taxable REIT subsidiary included above	3,135,742	2,957,735	2,391,603
U.S. GAAP net income from REIT operations	6,832,005	9,626,650	6,080,991
Stock option expense	295,042	101,004	36,283
Impairment loss and other book / tax differences, net	(264,175)	(1,994,956)	1,331,046
Taxable income before adjustments	6,862,872	7,732,698	7,448,320
Less: Capital gains	(1,509,827)	(2,307,537)	-0-
Adjusted taxable income subject to 90% dividend requirement	$5,353,045	$5,425,161	$7,448,320

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2011, 2010, and 2009:

	2011 Estimate (unaudited)	2010 Actual	2009 Actual

Cash dividends paid	$10,495,037	$9,216,462	$8,220,262
Less: Portion designated as capital gains distributions	(1,509,827)	(2,307,537)	-0-
Less: Return of capital	(3,632,165)	(1,483,764)	(771,942)
Dividends paid deduction	$5,353,045	$5,425,161	$7,448,320

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2011, 2010, and 2009:

	2011		2010			2009
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$.29090	40.40%	$.45866	63.70%	$.58516	81.27%
Capital gains	.08205	11.40%	.16367	22.73%	-0-	-0-%
Return of capital	.34705	48.20%	.09767	13.57%	.13484	18.73%
	$.72	100%	$.72	100%	$.72	100%

For the years ended December 31, 2011, total distributions paid by the Company for preferred stock amounted to $1,426,659 or $1.065625 per share ($.831188 taxed as ordinary income and $.234437 taxed as capital gains).

In addition to the above, taxable income from non-REIT activities conducted by S&F, a taxable REIT subsidiary, is subject to federal, state and local income taxes.  Deferred income taxes pertaining to S&F are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  For the years ended December 31, 2011, 2010 and 2009, S&F had operating losses for financial reporting purposes of $3,135,742, $2,957,735 and $2,391,603, respectively.  Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F.  For the years ended December 31, 2011, 2010 and 2009, S&F recorded $5,000, $-0- and ($87,000), respectively, in federal, state and franchise taxes (credits) which have been included in general and administrative expenses.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City.  All homes owned by the Company were fully restored as were the homes of all residents who elected to make repairs. On May 9, 2011, the Company was notified that a lawsuit had been filed in the United States District Court for the Western District of Tennessee on behalf of a purported class of all individuals of Mexican national origin who are current or former residents of Memphis Mobile City. The complaint alleges various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. The complaint was served on August 29, 2011.  The Company believes the action to be without merit and plan to defend it vigorously.  The Company’s insurance company is supporting our defense of this action.

The Company has a contract to purchase a community in Muncie, Indiana for a purchase price of $2,100,000 (See Note 16).

NOTE 14 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2011 and 2010:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011:
Equity Securities - Preferred Stock	$10,404,609	$10,404,609	$-0-	$-0-
Equity Securities - Common Stock	32,893,605	32,893,605	-0-	-0-
Total Securities available for sale	$43,298,214	$43,298,214	$-0-	$-0-

December 31, 2010:
Equity Securities - Preferred Stock	$6,042,931	$6,042,931	$-0-	$-0-
Equity Securities - Common Stock	22,714,546	22,714,546	-0-	-0-
Total Securities available for sale	$28,757,477	$28,757,477	$-0-	$-0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.    As of December 31, 2011, the fair and carrying value of fixed rate mortgages payable amounted to $89,368,581 and $86,402,506, respectively.  As of December 31, 2010, the fair and carrying value of fixed rate mortgages payable amounted to $67,154,675 and $67,617,851, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 15 – SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

Cash paid during the years ended December 31, 2011, 2010 and 2009 for interest was $4,823,821, $5,162,948 and $5,109,097, respectively.

During the years ended December 31, 2011, 2010 and 2009, land development costs of $79,901, $164,649 and $144,663, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2011, 2010 and 2009, the Company had dividend reinvestments of $1,628,507, $1,375,331 and $1,155,587, respectively which required no cash transfers.

The following are the reclassification adjustments related to securities available for sale included in Other Comprehensive Income:

	2011	2010	2009
Unrealized holding gain (loss) arising during the year	($1,296,427)	$8,167,954	$6,081,522
Add reclassification adjustment for other-than-temporary impairment	-0-	-0-	1,908,798
Less reclassification adjustment for net gains realized in income	(2,692,649)	(3,931,880)	(104,652)

Net unrealized holding gain (loss)	($3,989,076)	$4,236,074	$7,885,668

NOTE 16 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On January 12, 2012, the Company acquired Countryside Estates, a 90-site manufactured home community situated on approximately 64 acres, located in Muncie, Indiana, for a purchase price of $2,100,000.  This community was originally licensed for over 200 sites and is being built in phases.  Upon completion, it will ultimately be approximately 200-210 sites.

On January 19, 2012, the Company awarded 25,000 shares of common stock to Samuel A. Landy in accordance with his employment agreement.  The grant date fair value of this restricted stock grant was $239,000.  This grant vests over 5 years.

On February 2, 2012, the Company obtained an $11,400,000 mortgage on Allentown and Clinton Mobile Home Resort from Bank of America, N.A.  This mortgage is at a variable rate of LIBOR plus 3.25% and matures on February 1, 2017.  The Company may extend this mortgage for an additional two years.  To eliminate the variability of the interest expense, the Company simultaneously entered into an interest rate swap agreement, having identical terms to the mortgage, with Bank of America, N.A.  This results in a net fixed interest rate on the mortgage of 4.39%.

On February 28, 2012, the Company repaid its 7.36% mortgage on Port Royal Village in the amount of approximately $4,700,000.

On March 2, 2012, the Company transferred the listing of its common and preferred stock to the New York Stock Exchange (NYSE) from the NYSE Amex.  The Company has retained its stock tickers (NYSE: UMH) for the common shares and (NYSE: UMH Pr A) for the preferred shares.

NOTE 17 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the 2011 and 2010 acquisitions.  This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during 2011 and 2010 assuming that the acquisitions had occurred as of January 1, 2010, after giving effect to certain adjustments including (a) rental and related income; (b)  community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions.  The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	For the years ended December 31,
	2011	2010

Rental and Related Income	$34,534,000	$34,268,000
Community Operating Expenses	18,530,000	17,792,000
Net Income Attributable to Common Shareholders	2,343,000	7,297,000
Net Income Attributable to Common Shareholders per Share:
Basic	0.16	0.57
Diluted	0.16	0.57

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2011	March 31	June 30	September 30	December 31

Total Income	$9,016,454	$9,605,680	$9,664,577	$11,026,643
Total Expenses (2)	8,043,413	8,968,945	9,168,822	10,993,478
Other Income (Expense)	1,143,259	(418,259)	293,836	509,858
Net Income	2,124,864	235,976	792,877	542,546
Net Income (Loss) Attributable
to Common Shareholders	2,124,864	(40,152)	102,558	(147,773)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	.15	-0-	-0-	(.01)
Diluted	.15	-0-	-0-	(.01)

2010	March 31	June 30	September 30	December 31

Total Income	$8,161,272	$7,862,640	$8,470,339	$9,516,713
Total Expenses	7,143,948	7,136,585	7,674,868	8,775,499
Other Income (Expense)	852,569	755,493	407,877	1,381,156
Net Income	1,884,998	1,472,638	1,197,304	2,113,975
Net Income Attributable to
Common Shareholders	1,884,998	1,472,638	1,197,304	2,113,975
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	.15	.12	.09	.16
Diluted	.15	.12	.09	.16

(1)

Fluctuations are primarily due to Gain (Loss) on Securities Transactions, net.

(2)

Includes loss relating to unusual flood at Memphis Mobile City.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

Column A	Column B		Column C		Column D
			Initial Cost
				Site, Land
				& Building	Capitalization
				Improvements	Subsequent to
Description	Encumbrances		Land	and Rental Homes	Acquisition

Memphis, TN	$-0-		$250,000	$2,569,101	$4,356,914
Berwick, PA	15,500,000	(1)	372,000	4,776,000	-0-
Greenfield Ctr, NY	-0-		37,500	232,547	2,916,382
Vineland, NJ	9,417,680		320,000	1,866,323	1,321,471
Lewistown, PA	-0-		137,000	613,000	-0-
Duncansville, PA	-0-		60,774	378,093	1,481,577
Tiffin, OH	-0-		142,000	3,301,800	-0-
Columbia, TN	-0-		394,000	6,916,500	40,588
Cranberry Twp, PA	2,990,316		181,930	1,922,931	1,193,365
Clifton Park, NY	7,670,858	(2)	391,724	704,021	1,918,167
Apollo, PA	-0-		670,000	1,336,600	1,687,191
Cranberry Twp, PA	2,990,316		75,000	977,225	2,222,116
Millville, NJ	10,720,691		216,000	1,166,517	8,460,932
Kutztown, PA	9,887,460		145,000	1,695,041	8,074,725
Inkerman, PA	1,847,558		572,500	2,151,569	4,103,145
Monticello, NY	-0-		235,600	1,402,572	5,794,126
Navarre, OH	-0-		290,000	1,457,673	3,644,305
Cresson, PA	-0-		432,700	2,070,426	1,624,275
Taylor, PA		(1)	674,000	9,432,800	-0-
Memphis, TN	-0-		78,435	810,477	648,237
Avoca, PA		(1)	330,000	3,794,100	-0-
Tunkhannock, PA		(1)	379,000	1,639,000	-0-
West Grove, PA	7,850,087		175,000	990,515	1,077,506
Carlisle, PA	-0-		37,540	198,321	4,872,468
Bloomsburg, PA		(1)	282,000	2,174,800	-0-
Belle Vernon, PA	4,744,677		150,000	2,491,796	6,321,044
Marion, OH	-0-		236,000	785,293	3,990,681
Nashville, TN	-0-		337,000	3,379,000	33,648
Somerset, PA	1,185,835		1,485,000	2,050,400	4,804,805
Athens, OH	-0-		67,000	1,326,800	1,097,072
Greensburg, PA	7,174,164	(3)	299,000	5,837,272	(26,731)
Somerset, PA		(3)	287,000	6,113,528	43,258
Magnolia, OH	2,031,946		270,000	1,941,430	3,753,892
Jackson, NJ	6,270,422		100,095	602,820	1,727,784
Goodlettsville, TN	-0-		411,000	1,867,000	(14,106)
Hamburg, NY		(2)	424,000	3,812,000	1,320,299
West Monroe, NY	-0-		77,000	841,000	727,069
Lebanon, TN	-0-		1,184,000	4,034,480	1,298,379
Eatontown, NJ	-0-		157,421	280,749	600,856
Caledonia, OH	-0-		260,000	1,753,206	2,783,225
Coxsackie, NY	-0-		1,757,800	-0-	1,073,293

	$90,282,010		$14,382,019	$91,694,726	$84,971,958

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

Column A	Column E (4) (5)
	Gross Amount at Which Carried at 12/31/11
		Site, Land
		& Building
		Improvements		Accumulated
Description	Land	and Rental Homes	Total	Depreciation

Memphis, TN	$250,000	$6,926,014	$7,176,014	$3,634,348
Berwick, PA	372,000	4,753,997	5,125,997	186,398
Greenfield Ctr, NY	122,865	3,063,565	3,186,430	1,672,751
Vineland, NJ	408,206	3,099,588	3,507,794	2,403,528
Lewistown, PA	137,000	613,000	750,000	-0-
Duncansville, PA	60,774	1,859,670	1,920,444	829,598
Tiffin, OH	142,000	3,301,800	3,443,800	30,016
Columbia, TN	394,000	6,957,088	7,351,088	144,417
Cranberry Twp, PA	181,930	3,116,296	3,298,226	2,207,123
Clifton Park, NY	391,724	2,622,187	3,013,911	1,477,118
Apollo, PA	732,089	2,961,702	3,693,791	1,427,747
Cranberry Twp, PA	75,000	3,199,341	3,274,341	2,068,851
Millville, NJ	2,534,891	7,308,558	9,843,449	3,560,665
Kutztown, PA	404,239	9,510,527	9,914,766	4,150,294
Inkerman, PA	572,500	6,254,714	6,827,214	3,264,540
Monticello, NY	318,472	7,113,826	7,432,298	2,820,991
Navarre, OH	290,000	5,101,978	5,391,978	2,211,312
Cresson, PA	432,700	3,694,701	4,127,401	1,096,995
Taylor, PA	674,000	9,527,531	10,201,531	373,647
Memphis, TN	78,435	1,458,714	1,537,149	1,085,237
Avoca, PA	330,000	3,827,611	4,157,611	149,589
Tunkhannock, PA	379,000	1,735,264	2,114,264	66,227
West Grove, PA	155,000	2,088,021	2,243,021	1,729,820
Carlisle, PA	145,473	4,962,856	5,108,329	1,589,574
Bloomsburg, PA	282,000	2,176,137	2,458,137	85,372
Belle Vernon, PA	210,000	8,752,840	8,962,840	4,331,523
Marion, OH	236,000	4,775,974	5,011,974	2,299,339
Nashville, TN	337,000	3,412,648	3,749,648	71,191
Somerset, PA	1,488,600	6,851,605	8,340,205	1,407,598
Athens, OH	67,000	2,423,872	2,490,872	928,265
Greensburg, PA	299,000	5,810,541	6,109,541	334,261
Somerset, PA	287,000	6,156,786	6,443,786	354,264
Magnolia, OH	270,000	5,695,322	5,965,322	3,277,966
Jackson, NJ	100,095	2,330,604	2,430,699	1,709,999
Goodlettsville, TN	411,000	1,852,894	2,263,894	38,929
Hamburg, NY	424,000	5,132,299	5,556,299	2,274,305
West Monroe, NY	77,000	1,568,069	1,645,069	442,276
Lebanon, TN	1,184,000	5,332,859	6,516,859	1,041,529
Eatontown, NJ	135,421	903,605	1,039,026	511,051
Caledonia, OH	260,000	4,536,431	4,796,431	1,654,066
Coxsackie, NY	2,218,800	612,293	2,831,093	51,373

	$17,869,214	$173,383,328	$191,252,542	$58,994,093

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

Column A	Column G	Column H	Column I

	Date of	Date	Depreciable
Description	Construction	Acquired	Life

Memphis, TN	prior to 1980	1986	3 to 27.5
Berwick, PA	1973-1976	2010	27.5
Greenfield Ctr, NY	prior to 1970	1977	3 to 27.5
Vineland, NJ	1973	1986	3 to 27.5
Lewistown, PA	prior to 1980	2011	5 to 27.5
Duncansville, PA	1961	1979	3 to 27.5
Tiffin, OH	1968/1987	2011	27.5
Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry Twp, PA	1974	1986	5 to 27.5
Clifton Park, NY	1972	1978	3 to 27.5
Apollo, PA	prior to 1980	1995	5 to 27.5
Cranberry Twp, PA	prior to 1980	1982	3 to 27.5
Millville, NJ	prior to 1980	1985	3 to 27.5
Kutztown, PA	1971	1979	5 to 27.5
Inkerman, PA	1970	1992	5 to 27.5
Monticello, NY	1972	1988	5 to 27.5
Navarre, OH	prior to 1980	1987	5 to 27.5
Cresson, PA	prior to 1980	2001	5 to 27.5
Taylor, PA	1972	2010	27.5
Memphis, TN	1955	1985	3 to 27.5
Avoca, PA	1972	2010	27.5
Tunkhannock, PA	1972	2010	27.5
West Grove, PA	1971	1974	5 to 27.5
Carlisle, PA	1961	1969	3 to 27.5
Bloomsburg, PA	1960's	2010	27.5
Belle Vernon, PA	1973	1983	3 to 27.5
Marion, OH	1950	1986	3 to 27.5
Nashville, TN	1954	2011	5 to 27.5
Somerset, PA	prior to 1980	2004	5 to 27.5
Athens, OH	prior to 1980	1996	5 to 27.5
Greensburg, PA	1968/1980	2010	27.5
Somerset, PA	1970	2010	5 to 27.5
Magnolia, OH	prior to 1980	1985	5 to 27.5
Jackson, NJ	1969	1969	3 to 27.5
Goodlettsville, TN	1964	2011	5 to 27.5
Hamburg, NY	prior to 1980	1997	5 to 27.5
West Monroe, NY	prior to 1980	2003	5 to 27.5
Lebanon, TN	1997	2006	5 to 27.5
Eatontown, NJ	1964	1978	3 to 27.5
Caledonia, OH	prior to 1980	1996	5 to 27.5
Coxsackie, NY	N/A	2005	N/A

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(1)

Represents one mortgage note payable secured by five properties.

(2)

Represents one mortgage note payable secured by two properties.

(3)

Represents one mortgage note payable secured by two properties.

(4)

Reconciliation

	/----------FIXED ASSETS-----------/
	12/31/11	12/31/10	12/31/09

Balance – Beginning of Year	$168,590,072	$125,318,411	$122,031,499

Additions:
Acquisitions	17,498,300	36,390,500	-0-
Improvements	5,935,642	7,397,282	4,074,484
Depreciation	-0-	-0-	-0-

Total Additions	23,433,942	43,787,782	4,074,484

Deletions	(771,472)	(516,121)	(787,572)

Balance – End of Year	$191,252,542	$168,590,072	$125,318,411

	/-----ACCUMULATED DEPRECIATION-----/
Reconciliation:	12/31/11	12/31/10	12/31/09

Balance – Beginning of Year	$53,950,873	$50,112,798	$46,849,662

Additions:
Acquisitions	-0-	-0-	-0-
Improvements	-0-	-0-	-0-
Depreciation	5,273,809	4,064,311	3,518,691

Total Additions	5,273,809	4,064,311	3,518,691

Deletions	(230,589)	(226,236)	(255,555)

Balance – End of Year	$58,994,093	$53,950,873	$50,112,798

(5)

The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:  /s/Eugene W. Landy

EUGENE W. LANDY

Chairman of the Board

Dated:        March 15, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chairman of the Board	March 15, 2012

/s/Samuel A. Landy SAMUEL A. LANDY	President, Chief Executive Officer and Director	March 15, 2012

/s/Michael P. Landy MICHAEL P. LANDY	Executive Vice President and Director	March 15, 2012

/s/Anna T. Chew ANNA T. CHEW	Vice President, Chief Financial Officer, Treasurer and Director	March 15, 2012

/s/Jeffrey A. Carus JEFFREY A. CARUS	Director	March 15, 2012

/s/Stuart Levy STUART LEVY	Director	March 15, 2012

/s/James E. Mitchell JAMES E. MITCHELL	Director	March 15, 2012

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 15, 2012

/s/Eugene Rothenberg EUGENE ROTHENBERG	Director	March 15, 2012

/s/Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 15, 2012