Form 10-K/A
period 2011-12-31
UMH PROPERTIES, INC.
filed 2012-03-16
CIK 752642

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

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

EXPLANATORY NOTE

UMH Properties, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to include Exhibit 32, the Exhibit was inadvertently omitted from the original Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2012.

Exhibit 32 provides the CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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