Form 10-Q
period 2012-03-31
UMH PROPERTIES, INC.
filed 2012-05-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2012

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of May 4, 2012 was 15,969,011 shares.

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

CONTENTS

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

- ASSETS -	March 31, 2012 (Unaudited)	December 31, 2011

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 18,043,214	$ 17,869,214
Site and Land Improvements	143,851,232	141,336,346
Buildings and Improvements	5,567,837	5,436,622
Rental Homes and Accessories	28,311,377	26,610,360
Total Investment Property	195,773,660	191,252,542
Equipment and Vehicles	8,734,044	8,825,662
Total Investment Property and Equipment	204,507,704	200,078,204
Accumulated Depreciation	(67,800,705)	(66,555,081)
Net Investment Property and Equipment	136,706,999	133,523,123

OTHER ASSETS
Cash and Cash Equivalents	8,828,576	8,798,023
Securities Available for Sale	47,660,935	43,298,214
Inventory of Manufactured Homes	9,538,464	10,188,747
Notes and Other Receivables, net	20,571,739	21,325,854
Unamortized Financing Costs	1,487,726	1,319,119
Prepaid Expenses and Other Assets	1,043,330	627,607
Land Development Costs	4,936,189	4,863,849
Total Other Assets	94,066,959	90,421,413

TOTAL ASSETS	$230,773,958	$223,944,536

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	March 31, 2012 (Unaudited)	December 31, 2011

LIABILITIES:
MORTGAGES PAYABLE	$ 96,307,346	$ 90,282,010

OTHER LIABILITIES
Accounts Payable	223,885	688,672
Loans Payable	17,611,285	23,949,831
Accrued Liabilities and Deposits	2,142,890	2,246,081
Tenant Security Deposits	958,405	900,737
Total Other Liabilities	20,936,465	27,785,321
Total Liabilities	117,243,811	118,067,331

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, $33,470,000 liquidation value, 1,380,000 shares authorized; 1,338,800 shares issued and outstanding as of March 31, 2012 and December 31, 2011	33,470,000	33,470,000
Common Stock – $.10 par value per share, 28,000,000 and 20,000,000 shares authorized; 15,814,945 and 15,252,839 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,581,495	1,525,284
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	74,374,933	69,088,409
Accumulated Other Comprehensive Income	6,522,002	2,461,305
Accumulated Deficit	(2,418,283)	(667,793)
Total Shareholders’ Equity	113,530,147	105,877,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$230,773,958	$223,944,536

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2012 AND 2011

	2012	2011

INCOME:
Rental and Related Income	$8,760,043	$7,930,210
Sales of Manufactured Homes	2,130,903	1,086,244

Total Income	10,890,946	9,016,454

EXPENSES:
Community Operating Expenses	4,794,270	4,234,976
Cost of Sales of Manufactured Homes	1,972,326	984,371
Selling Expenses	431,063	385,096
General and Administrative Expenses	1,254,094	966,053
Acquisition Costs	82,657	-0-
Depreciation Expense	1,609,291	1,395,634
Amortization of Financing Costs	65,913	77,283

Total Expenses	10,209,614	8,043,413

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,254,815	1,043,215
Gain on Securities Transactions, net	1,212,712	1,541,856
Other Income	19,404	13,894
Interest Expense	(1,431,698)	(1,455,706)

Total Other Income (Expense)	1,055,233	1,143,259

Income before Gain on Sales of Investment Property and Equipment	1,736,565	2,116,300
Gain on Sales of Investment Property and Equipment	13,132	8,564

Net Income	1,749,697	2,124,864
Preferred Dividend	690,319	-0-

Net Income Attributable to Common Shareholders	$1,059,378	$2,124,864

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2012 AND 2011

	2012	2011

Basic Income Per Share:

Net Income	$0.11	$0.15
Less Preferred Dividend	0.04	-0-
Net Income Attributable to Common Shareholders	$0.07	$0.15

Diluted Income Per Share:

Net Income	$0.11	$0.15
Less Preferred Dividend	0.04	-0-
Net Income Attributable to Common Shareholders	$0.07	$0.15

Weighted Average Shares Outstanding:

Basic	15,495,431	13,927,873
Diluted	15,553,723	13,986,531

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2012 AND 2011

	2012	2011

Net Income	$1,749,697	$2,124,864

Other Comprehensive Income:
Unrealized Holding Gain (Loss) Arising During the Period	5,303,301	(217,276)
Reclassification Adjustment for Net Gains Realized in Income	(1,212,712)	(1,541,856)
Change in Fair Value of Interest Rate Swap Agreement	(29,892)	-0-

Comprehensive Income	5,810,394	365,732
Less: Preferred Dividend	(690,319)	-0-

Comprehensive Income Attributable to Common Shareholders	$5,120,075	$365,732

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,749,697	$2,124,864
Non-Cash Adjustments:
Depreciation	1,609,291	1,395,634
Amortization of Financing Costs	65,913	77,283
Stock Compensation Expense	107,972	49,200
Increase in Provision for Uncollectible Notes and Other Receivables	100,939	99,000
Gain on Securities Transactions, net	(1,212,712)	(1,541,856)
Gain on Sales of Investment Property and Equipment	(13,132)	(8,564)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	650,283	251,386
Notes and Other Receivables	653,176	204,422
Prepaid Expenses and Other Assets	(415,723)	(215,362)
Accounts Payable	(464,787)	86,798
Accrued Liabilities and Deposits	(133,083)	(154,106)
Tenant Security Deposits	57,668	7,267
Net Cash Provided by Operating Activities	2,755,502	2,375,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	(2,100,000)	-0-
Purchase of Investment Property and Equipment	(3,003,915)	(824,268)
Proceeds from Sales of Assets	323,880	129,888
Additions to Land Development	(72,340)	(63,759)
Purchase of Securities Available for Sale	(3,483,571)	(4,698,619)
Proceeds from Sales of Securities Available for Sale	4,424,151	2,694,068
Net Cash Used in Investing Activities	(3,911,795)	(2,762,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	11,400,000	9,520,000
Principal Payments of Mortgages and Loans	(11,713,210)	(6,237,451)
Financing Costs on Debt	(234,520)	(235,608)
Proceeds from Issuance of Common Stock, net of reinvestments	4,893,545	4,331,388
Preferred Dividends Paid	(690,319)	-0-
Dividends Paid, net of amount reinvested	(2,468,650)	(2,105,249)
Net Cash Provided by Financing Activities	1,186,846	5,273,080

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,553	4,886,356
CASH & CASH EQUIVALENTS-BEGINNING	8,798,023	5,661,020
CASH & CASH EQUIVALENTS-ENDING	$8,828,576	$10,547,376

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates forty-one manufactured home communities containing approximately 9,000 developed homesites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  The Company also invests in securities of other REITs.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $107,972 and $49,200 have been recognized for the three months ended March 31, 2012 and 2011, respectively.

On January 19, 2012, the Company awarded to Samuel A. Landy a restricted stock award of 25,000 shares in accordance with his employment agreement.  The grant date fair value of this restricted stock grant was $239,000.  This grant vests over 5 years.

As of March 31, 2012, there were options outstanding to purchase 725,000 shares and 632,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.  As of March 31, 2011, there were options outstanding to purchase 731,000 shares and 735,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on our variable rate debt.  We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments.  We do not use derivative financial instruments for trading or speculative purposes.

On February 2, 2012, the Company entered into an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 3/31/12

Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$11,347,774

The Company's interest rate swap is based upon 30-day LIBOR.  The repricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage.  The interest rate swap agreement is net settled monthly.  The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or do not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense.  Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.  As of March 31, 2012, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge.  As a result, the fair value of this derivative of ($29,892) was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The provisions of ASU 2011-12 indefinitely defer portions of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 58,292 and 58,658 shares for the three months ended March 31, 2012 and 2011, respectively, are included in the diluted weighted average shares outstanding.  As of March 31, 2012 and 2011, options to purchase 522,000 and 518,000 shares, respectively, were antidilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On January 12, 2012, the Company acquired Countryside Estates, a 90-site manufactured home community situated on approximately 64 acres, located in Muncie, Indiana, for a purchase price of $2,100,000.  This community was originally licensed for over 200 sites and is being built in phases.  Upon completion, it will ultimately be approximately 200-210 sites.

Accounting Standards Codification (ASC) 805-10, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”.  Accordingly, acquisition costs incurred, which would have previously been capitalized, are expensed currently.  The Company has recognized $82,657 and $-0- in professional fees and other acquisition costs in our results of operations for the three months ended March 31, 2012 and 2011, respectively.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

During the quarter ended March 31, 2012, the Company sold securities with an adjusted cost of $3,211,439 and recognized a gain on sale of $1,212,712.  The Company also made purchases of $3,483,571 in securities available for sale.

As of March 31, 2012, the Company had eight securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at March 31, 2012:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$273,100	($8,861)	$ -0-	$ -0-
Common Stock	6,490,746	(1,108,496)	-0-	-0-
Total	$6,763,846	($1,117,357)	$ -0-	$ -0-

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

6	$2,199,400	($ 51,153)	Less than or equal to 10%
1	2,793,000	(346,212)	Less than or equal to 20%
1	1,771,446	(719,992)	Less than or equal to 30%
8	$6,763,846	($1,117,357)

The Company has determined that these securities are temporarily impaired as of March 31, 2012.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  As of March 31, 2012, the Company had total net unrealized gains of $6,551,894 in its REIT securities portfolio.

The Company has an investment in one common security which was at a loss of 38% as of December 31, 2011.  This security has increased in value and was at a loss of 29% as of March 31, 2012.  The Company believes that this security is temporarily impaired.  The Company continues to monitor this security for other than temporary impairment under its policy.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

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

NOTE 6 - SHAREHOLDERS’ EQUITY

On March 2, 2012, the Company transferred the listing of its common and preferred stock to the New York Stock Exchange (NYSE) from the NYSE Amex.  The Company has retained its stock tickers (NYSE: UMH) for the common shares and (NYSE: UMH Pr A) for the preferred shares.

Common Stock

On March 15, 2012, the Company paid $2,809,868 of which $341,218 was reinvested, as a dividend of $.18 per share to common shareholders of record as of February 15, 2012.

During the three months ended March 31, 2012, the Company received, including dividends reinvested, a total of $5,234,763 from the Dividend Reinvestment and Stock Purchase Plan.  There were 537,106 new shares issued under the Plan.

On April 17, 2012, the Company declared a dividend of $.18 per share to be paid June 15, 2012 to common shareholders of record as of May 15, 2012.

8.25% Series A Cumulative Redeemable Preferred Stock

On March 15, 2012, the Company paid $690,319 in preferred dividends or $.515625 per share to preferred shareholders of record as of February 15, 2012.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.  On April 17, 2012, the Company declared a preferred dividend of $.515625 per share to be paid on June 15, 2012 to preferred shareholders of record as of May 15, 2012.

On April 10, 2012, the Company issued an additional 1,075,000 shares of its Series A Cumulative Redeemable Preferred Stock (See Note 11).

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these financial assets and liability were determined using the following inputs at March 31, 2012:

	Fair Value Measurements at Reporting Date Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2012:

Securities available for sale - Preferred stock	$11,952,548	$11,952,548	$ -0-	$ -0-
Securities available for sale - Common stock	35,708,387	35,708,387
Interest rate swaps (1)	(29,892)	-0-	(29,892)	-0-

Total	$47,631,043	$47,660,935	($29,892)	$ -0-

As of December 31, 2011:

Securities available for sale - Preferred stock	$10,404,609	$10,404,609	$-0-	$-0-
Securities available for sale - Common stock	32,893,605	32,893,605	-0-	-0-

Total	$43,298,214	$43,298,214	$-0-	$-0-

(1)

 Included in accrued liability and deposits

The Company is required to disclose certain information about fair values of financial instruments, as defined in ASC 825-10, Financial Instruments.  Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument.  Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.  All of the Company’s securities available for sale have quoted market prices and are therefore classified in Level 1 of the fair value hierarchy.  A quoted market price is indirectly available for our interest rate swap.  This price is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows, and reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs.  As such, we have determined that the valuation of this interest rate swap is classified in Level 2 of the fair value hierarchy.

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of March 31, 2012, the fair and carrying value of fixed rate mortgages payable amounted to $94,963,567 and $96,307,346, respectively.  The fair value of mortgages payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 -  CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the financial position or results of operations.

On March 21, 2012, the Company entered into a definitive agreement to acquire eleven manufactured home communities, ten located in Pennsylvania and one located in New York.  These all-age communities total 966 developed homesites situated on 200 acres.  The average occupancy for these communities is approximately 92%.  The aggregate purchase price to be paid in this transaction is approximately $28.25 million.  The transaction is expected to be completed during the third quarter of 2012.  This acquisition is subject to due diligence and other customary closing conditions and therefore there can be no assurance that this acquisition will take place by the end of the third quarter 2012 or at all.

NOTE 9 – RELATED PARTY TRANSACTIONS

Effective January 1, 2012, the Company and Samuel A. Landy entered into a three-year Employment Agreement, as amended, under which Mr. Samuel Landy receives an annual base salary of $378,000 for 2012, $396,900 for 2013 and $416,745 for 2014, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy will also receive a restricted stock grant of 25,000 shares in 2012.  In each subsequent calendar year of employment pursuant to the Agreement, restricted stock shall be awarded to Mr. Samuel Landy at the discretion of the Compensation Committee of the Board of Directors.  Mr. Samuel Landy will receive customary fringe benefits, four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and Monmouth Real Estate Investment Corporation (MREIC), Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

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

Effective January 1, 2012, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $250,000 for 2012, $262,500 for 2013 and $275,625 for 2014, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  Pursuant to this employment agreement, the Company will also pay on behalf of Ms. Nagelberg, all tuition and fees associated with her pursuit of an Executive MBA degree.  The Company will reimburse Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  As an alternative to long-term disability, Employee shall have the option to purchase and/or maintain, and be fully reimbursed for, a short-term disability policy on terms to be approved by the Company.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2012 and 2011 was $1,702,394 and $1,280,250, respectively.  Interest cost capitalized to Land Development was $69,827 and $71,817 for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company had dividend reinvestments of $341,218 and $418,315, respectively, which required no cash transfers.

NOTE 11 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed through the date these financial statements were issued.

On April 9, 2012, the Company executed and submitted for filing with the State of Maryland an amendment to the Company’s charter to increase the total number of shares of capital stock of all classes that the Company has authority to issue to 40,488,800 shares, classified as 36,108,800 shares of common stock, 1,380,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock.  The Company also submitted Articles Supplementary for filing with the State of Maryland to reclassify 1,108,800 shares of common stock as additional shares of 8.25% Series A Cumulative Redeemable Preferred Stock.  As a result of this amendment, the Company’s total authorized shares of common stock were 35,000,000 and total authorized shares of preferred stock were 2,488,800.

On April 10, 2012, the Company issued 1,075,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock at an offering price of $25.292 per share in an underwritten public offering.  The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately

$26.1 million and intends to use the net proceeds to purchase additional properties in the ordinary course of business, including its pending acquisition, and for other general corporate purposes, including possible repayment of indebtedness.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2011.

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through, its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F) sells and finances homes to residents and prospective residents of our communities.  The Company owns forty-one communities containing approximately 9,000 developed homesites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana.  The Company also invests in securities of other REITs.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.

Although current economic indicators show the US economy to be improving, the rate of recovery has been much slower than anticipated.  Conventional home ownership rates continue to fall.  However, activity in our communities has recently increased.  We have seen an increase in sales during the first quarter.  We are also seeing increased demand for rental units and since the first quarter of 2011, have added a net of approximately 140 rental units to selected communities.  Occupied rental units represent approximately 14% of total occupied sites at quarter end.  We hope to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $47,660,935 at March 31, 2012, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted-average yield of approximately 6.7% as of March 31, 2012.  During the quarter ended March 31, 2012, the Company recognized gains on sales of securities of $1,212,712.  At March 31, 2012, the Company had net unrealized gains of $6,551,894 in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company intends to continue to increase its real estate investments.  Over the past two years, we added twelve manufactured home communities, encompassing approximately 2,100 developed homesites, to our portfolio. We have been positioning ourselves for future growth and will continue to seek opportunistic investments.   On January 12, 2012, we acquired Countryside Estates, a 90-site manufactured home community situated on approximately 64 acres, located in Muncie, Indiana, for a purchase price of $2,100,000.  This community was originally licensed for over 200 sites and is being built in phases.  Upon completion, it will ultimately be approximately 200-210 sites.  In March, 2012, we entered into an agreement to acquire eleven manufactured home communities, ten located in Pennsylvania and one located in New York.  These all-age communities total 966 developed homesites situated on 200 acres.  The average occupancy for these communities is approximately 92%.  The aggregate purchase price to be paid in this transaction is approximately $28.25 million.  The transaction is expected to be completed during the third quarter of 2012.  This acquisition is subject to due diligence and other customary closing conditions and therefore there can be no assurance that this acquisition will take place by the end of the third quarter 2012 or at all.

On April 10, 2012, the Company issued 1,075,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock at an offering price of $25.292 per share in an underwritten public offering.  The Company received net proceeds from the offering of approximately $26.1 million and intends to use the net proceeds to purchase additional properties, including its pending acquisition, and for other general corporate purposes.

See PART I, Item 1 – Business in the Company’s 2011 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased 10% from $7,930,210 for the quarter ended March 31, 2011 to $8,760,043 for the quarter ended March 31, 2012.  This was primarily due to the acquisitions made during 2011 and the first quarter of 2012, and an increase in rental home income.  Occupancy remained relatively stable at 77%.

Sales of manufactured homes amounted to $2,130,903 and $1,086,244 for the quarters ended March 31, 2012 and 2011, respectively.  Cost of sales of manufactured homes amounted to $1,972,326 and $984,371 for the quarters ended March 31, 2012 and 2011, respectively.  Selling expenses amounted to $431,063 and $385,096 for the quarters ended March 31, 2012 and 2011, respectively. These increases are directly attributable to the increase in sales.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $272,486 or 13% of total sales, and $283,223 or 26% of total sales for the quarters ended March 31, 2012 and 2011, respectively.  The gross profit was 7% and 9% for the quarters ended March 31, 2012 and 2011, respectively.  Activity in our communities has increased.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses increased 13% from $4,234,976 for the quarter ended

March 31, 2011 to $4,794,270 for the quarter ended March 31, 2012.  This was primarily due to the acquisitions made during 2011 and the first quarter of 2012 and an increase in personnel and related costs. General and administrative expenses increased 30% from $966,053 for the quarter ended March 31, 2011 to $1,254,094 for the quarter ended March 31, 2012.  This was primarily due to an increase in compensation and related costs.  Acquisition costs relate to transaction and due diligence costs associated with the acquisitions of the communities.  Depreciation expense increased 15% from $1,395,634 for the quarter ended March 31, 2011 to $1,609,291 for the quarter ended March 31, 2012.  This was primarily due to the acquisitions made during 2011 and the first quarter of 2012.  Amortization of financing costs remained relatively stable for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

Interest and dividend income increased 20% from $1,043,215 for the quarter ended March 31, 2011 to $1,254,815 for the quarter ended March 31, 2012 primarily due to an increase in securities available for sale.  The average balance of the securities portfolio was approximately $45,500,000 and $29,700,000 at March 31, 2012 and 2011, respectively.

Gain on securities transactions, net amounted to $1,212,712 and $1,541,856 for the quarter ended March 31, 2012 and 2011, respectively.  The market for REIT securities has continued to improve.  At March 31, 2012, the Company had net unrealized gains of $6,551,894 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Interest expense remained relatively stable for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

 Changes in Financial Condition

Total investment property and equipment increased 2% or $4,429,500 during the quarter ended March 31, 2012.  This increase was primarily due to the acquisition of Countryside Estates for a purchase price of $2,100,000.  The Company also added approximately 140 rental units.

Securities available for sale increased 10% or $4,362,721 during the quarter ended March 31, 2012.  The increase was primarily due to an increase in the unrealized gain of $4,090,589.  During the quarter, the Company also purchased $3,483,571 of securities available for sale, which was offset by sales with an adjusted cost of $3,211,439.

Inventory of manufactured homes decreased 6% or $650,283 during the quarter ended March 31, 2012 primarily due to the increase in sales.  Because conventional home ownership rates continue to decline, the Company is optimistic about future sales and rental prospects.

Mortgages payable increased 7% or $6,025,336 during the quarter ended March 31, 2012. This increase was due to a new $11,400,000 mortgage partially offset by principal repayments of $5,374,664, including the payoff of our mortgage on Port Royal Village in the amount of approximately $4,700,000.

Loans payable decreased 26% or $6,338,546 during the quarter ended March 31, 2012.

 This decrease was primarily due to proceeds of the new mortgage being used to pay down the margin loan.

The Company raised $5,234,763 from the issuance of shares in the DRIP during the quarter ended March 31, 2012, which included dividend reinvestments of $341,218.  Dividends paid on the common stock for the quarter ended March 31, 2012 were $2,809,868 of which $341,218 was reinvested.  On April 17, 2012, the Company declared a dividend of $.18 per share to be paid June 15, 2012 to common shareholders of record as of May 15, 2012.

Dividends paid on the preferred stock for the quarter ended March 31, 2012 were $690,319.  On April 17, 2012, the Company declared a preferred dividend of $.515625 per share to be paid on June 15, 2012 to preferred shareholders of record as of May 15, 2012.

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

Net cash provided by operating activities amounted to $2,755,502 and $2,375,966 for the quarter ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, the Company had cash of $8.8 million, securities available for sale of $47.7 million, subject to a margin loan of $9.7 million, $5 million available on its unsecured line of credit,  and $7 million available on its revolving lines of credit for the financing of home sales and the purchase of inventory.  The Company owns 41 properties, of which 22 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

On April 10, 2012, the Company issued 1,075,000 shares of its preferred stock at an offering price of $25.292 per share in an underwritten public offering.  The Company received net proceeds from the offering of approximately $26.1 million and intends to use the net proceeds to purchase additional properties, including its pending acquisition, and for other general corporate purposes.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations.  The Company may sell marketable securities, borrow on its lines of credit, finance and refinance its properties, or raise capital through the DRIP and capital markets.  The Company believes that funds generated from these sources will provide sufficient funds to adequately meet its obligations over the next several years.

The Company has one mortgage with a balance of approximately $2,000,000 maturing in July 2012.  We are anticipating repaying this mortgage.

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

The Company’s FFO for the quarter ended March 31, 2012 and 2011 is calculated as follows:

	2012	2011

Net Income	$1,749,697	$2,124,864
Preferred Dividend	(690,319)	-0-
Depreciation Expense	1,609,291	1,395,634
Gain on Sales of Depreciable Assets	(13,132)	(8,564)

FFO	$2,655,537	$3,511,934

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2012 and 2011:

	2012	2011

Operating Activities	$2,755,502	$2,375,966
Investing Activities	(3,911,795)	(2,762,690)
Financing Activities	1,186,846	5,273,080

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -

Risk Factors

     There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2 -	Unregistered Sale of Equity Securities and Use of Proceeds – none

Item 3 -	Defaults Upon Senior Securities – none

Item 4 -	Mine Safety Disclosures – none

Item 5 -	Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none

(b) Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – none

Item 6 -	Exhibits –

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, and (iii) the Consolidated Statements of Cash Flows.

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

  May 8, 2012

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   May 8, 2012

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer