Form 10-Q
period 2012-06-30
UMH PROPERTIES, INC.
filed 2012-08-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of August 3, 2012 was 16,314,244 shares.

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

CONTENTS

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

- ASSETS -	June 30, 2012 (Unaudited)	December 31, 2011

INVESTMENT PROPERTY AND EQUIPMENT
Land	$18,043,214	$ 17,869,214
Site and Land Improvements	144,744,435	141,336,346
Buildings and Improvements	5,593,797	5,436,622
Rental Homes and Accessories	30,404,837	26,610,360
Total Investment Property	198,786,283	191,252,542
Equipment and Vehicles	8,836,775	8,825,662
Total Investment Property and Equipment	207,623,058	200,078,204
Accumulated Depreciation	(69,411,779)	(66,555,081)
Net Investment Property and Equipment	138,211,279	133,523,123

OTHER ASSETS
Cash and Cash Equivalents	20,925,489	8,798,023
Securities Available for Sale	55,271,574	43,298,214
Inventory of Manufactured Homes	11,910,126	10,188,747
Notes and Other Receivables, net	21,110,507	21,325,854
Unamortized Financing Costs	1,448,253	1,319,119
Prepaid Expenses and Other Assets	1,218,232	627,607
Land Development Costs	5,027,284	4,863,849
Total Other Assets	116,911,465	90,421,413

TOTAL ASSETS	$255,122,744	$223,944,536

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	June 30, 2012 (Unaudited)	December 31, 2011

LIABILITIES:
MORTGAGES PAYABLE	$ 95,699,534	$ 90,282,010

OTHER LIABILITIES
Accounts Payable	1,390,274	688,672
Loans Payable	8,981,160	23,949,831
Accrued Liabilities and Deposits	2,671,939	2,246,081
Tenant Security Deposits	988,403	900,737
Total Other Liabilities	14,031,776	27,785,321
Total Liabilities	109,731,310	118,067,331

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, $60,345,000 and $33,470,000 liquidation value, 2,488,800 and 1,380,000 shares authorized, 2,413,800 and 1,338,800 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	60,345,000	33,470,000
Common Stock – $.10 par value per share, 35,000,000 and 28,000,000 shares authorized, 16,261,015 and 15,252,839 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,626,102	1,525,284
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	78,007,273	69,088,409
Accumulated Other Comprehensive Income	9,645,827	2,461,305
Accumulated Deficit	(4,232,768)	(667,793)
Total Shareholders’ Equity	145,391,434	105,877,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$255,122,744	$223,944,536

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2012 AND 2011

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2012	2011	2012	2011

INCOME:
Rental and Related Income	$8,906,992	$8,047,979	$17,667,035	$15,978,189
Sales of Manufactured Homes	2,237,037	1,557,701	4,367,940	2,643,945
Total Income	11,144,029	9,605,680	22,034,975	18,622,134

EXPENSES:
Community Operating Expenses	4,879,904	4,364,918	9,674,174	8,599,894
Cost of Sales of Manufactured Homes	2,068,077	1,473,634	4,040,403	2,458,005
Selling Expenses	628,682	490,671	1,059,745	875,767
General and Administrative Expenses	1,235,972	1,025,912	2,490,066	1,991,965
Acquisition Costs	187,284	135,626	269,941	135,626
Depreciation Expense	1,692,130	1,394,901	3,301,421	2,790,535
Amortization of Financing Costs	73,413	83,283	139,326	160,566
Total Expenses	10,765,462	8,968,945	20,975,076	17,012,358

OTHER INCOME (EXPENSE):
Interest and Dividend Income	1,294,702	1,044,593	2,549,517	2,087,808
Gain on Securities Transactions, net	1,068,354	-0-	2,281,066	1,541,856
Other Income	535,855	11,348	555,259	25,242
Interest Expense	(1,234,469)	(1,474,200)	(2,666,167)	(2,929,906)
Total Other Income (Expense)	1,664,442	(418,259)	2,719,675	725,000

Income before Gain (Loss) on Sales of Investment Property and Equipment	2,043,009	218,476	3,779,574	2,334,776
Gain (Loss) on Sales of Investment Property and Equipment	(23,973)	17,500	(10,841)	26,064
Net Income	2,019,036	235,976	3,768,733	2,360,840
Less: Preferred Dividend	930,715	276,128	1,621,034	276,128
Net Income (Loss) Attributable to Common Shareholders	$1,088,321	($40,152)	$2,147,699	$2,084,712

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – CONTINUED (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2012 AND 2011

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2012	2011	2012	2011

Basic Income Per Share:

Net Income	$0.13	$0.02	$0.24	$0.17
Less: Preferred Dividend	0.06	0.02	0.10	0.02
Net Income Attributable to Common Shareholders	$0.07	$-0-	$0.14	$0.15

Diluted Income Per Share:

Net Income	$0.13	$0.02	$0.24	$0.17
Less: Preferred Dividend	0.06	0.02	0.10	0.02
Net Income Attributable to Common Shareholders	$0.07	$-0-	$0.14	$0.15

Weighted Average Shares Outstanding:

Basic	16,042,915	14,362,119	15,762,634	14,139,837
Diluted	16,107,938	14,420,057	15,824,169	14,195,980

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2012 AND 2011

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2012	2011	2012	2011

Net Income	$2,019,036	$235,976	$3,768,733	$2,360,840

Other Comprehensive Income:
Unrealized Holding Gain Arising During the Period	4,360,846	1,048,195	9,664,147	830,919
Reclassification Adjustment for Net Gains Realized in Income	(1,068,354)	-0-	(2,281,066)	(1,541,856)
Change in Fair Value of Interest Rate Swap Agreement	(168,667)	-0-	(198,559)	-0-

Comprehensive Income	5,142,861	1,284,171	10,953,255	1,649,903
Less: Preferred Dividend	930,715	276,128	1,621,034	276,128

Comprehensive Income Attributable to Common Shareholders	$4,212,146	$1,008,043	$9,332,221	$1,373,775

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,768,733	$2,360,840
Non-Cash Adjustments:
Depreciation	3,301,421	2,790,535
Amortization of Financing Costs	139,326	160,566
Stock Compensation Expense	215,944	98,150
Increase in Provision for Uncollectible Notes and Other Receivables	418,076	198,000
Gain on Securities Transactions, net	(2,281,066)	(1,541,856)
(Gain) Loss on Sales of Investment Property and Equipment	10,841	(26,064)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(1,721,379)	(160,119)
Notes and Other Receivables	(202,729)	326,555
Prepaid Expenses and Other Assets	(590,625)	(12,152)
Accounts Payable	701,602	(608,356)
Accrued Liabilities and Deposits	227,299	650,282
Tenant Security Deposits	87,666	131,999
Net Cash Provided by Operating Activities	4,075,109	4,368,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	(2,100,000)	(13,300,000)
Purchase of Investment Property and Equipment	(6,486,624)	(2,416,096)
Proceeds from Sales of Assets	586,206	268,132
Additions to Land Development	(163,435)	(126,713)
Purchase of Securities Available for Sale	(11,562,803)	(9,729,476)
Proceeds from Sales of Securities Available for Sale	9,253,590	2,694,068
Net Cash Used in Investing Activities	(10,473,066)	(22,610,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	11,400,000	9,520,000
Principal Payments of Mortgages and Loans	(20,951,147)	(23,790,864)
Financing Costs on Debt	(268,460)	(228,422)
Proceeds from Issuance of Preferred Stock, net of offering costs	25,812,218	31,861,173
Proceeds from Issuance of Common Stock, net of reinvestments	9,177,650	7,339,103
Proceeds from Exercise of Stock Options	-0-	75,600
Preferred Dividends Paid, net	(1,621,034) )	-0-
Dividends Paid, net of amount reinvested	(5,023,804)	(4,273,044)
Net Cash Provided by Financing Activities	18,525,423	20,503,546

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,127,466	2,261,841
CASH & CASH EQUIVALENTS-BEGINNING	8,798,023	5,661,020
CASH & CASH EQUIVALENTS-ENDING	$20,925,489	$7,922,861

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

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

On July 26, 2012, the Company acquired Meadowood Estates, a 123-site manufactured home community located in New Middletown, OH (See Note 11).  On August 1, 2012, the Company acquired 11 manufactured home communities, 10 located in Pennsylvania and one located in New York, consisting of 968 developed homesites (See Note 11).  With these acquisitions, the Company now owns fifty-three communities consisting of approximately 10,100 developed homesites.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $107,972 and $215,944 have been recognized for the three and six months ended June 30, 2012, respectively, and $48,950 and $98,150 for the three and six months ended June 30, 2011, respectively.

On January 19, 2012, the Company awarded to Samuel A. Landy a restricted stock award of 25,000 shares in accordance with his employment agreement.  The grant date fair value of this restricted stock grant was $239,000.  This grant vests over 5 years.

As of June 30, 2012, there were options outstanding to purchase 725,000 shares and 632,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.  As of June 30, 2011, there were options outstanding to purchase 721,000 shares and 735,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.

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

On February 2, 2012, the Company entered into an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 06/30/12

Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$11,269,435

The Company's interest rate swap is based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage.  The interest rate swap agreement is net settled monthly.  The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or do not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense.  Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.  As of June 30, 2012, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge.  As a result, the fair value of this derivative of ($198,559) was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

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

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 65,023 and 61,535 shares for the three and six months ended June 30, 2012, respectively, are included in the diluted weighted average shares outstanding.  Options in the amount of 57,938 and 56,143 shares for the three and six months ended June 30, 2011, respectively, are included in the diluted weighted shares outstanding.  As of June 30, 2012 and 2011, options to purchase 522,000 and 518,000 shares, respectively, were antidilutive.

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

Accounting Standards Codification (ASC) 805-10, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”.  Accordingly, acquisition costs incurred, which would have previously been capitalized, are expensed currently.  The Company has recognized $187,284 and $269,941 in professional fees and other acquisition costs in our results of operations for the three and six months ended June 30, 2012, respectively, and $135,626 for the three and six months ended June 30, 2011.

On May 23, 2012, the Company entered into an Oil and Gas Lease at one of our communities.  The initial term of the lease is for five years, with an option to extend for an additional five years under the same terms and conditions as contained in the original lease.  The Company received $499,471 upon signing of the lease, which has been recorded as Other Income.  The Company will receive a 20% royalty on any oil and gas produced.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company holds a portfolio of securities of other REITs.  During the six months ended June 30, 2012, the Company sold securities with an adjusted cost of $6,972,524 and recognized a gain on sale of $2,281,066.  The Company also made purchases of $11,562,803 in securities available for sale.

As of June 30, 2012, the Company had nine securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at June 30, 2012:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$1,121,260	($29,050)	$ -0-	$ -0-
Common Stock	7,877,585	(592,493)	-0-	-0-
Total	$8,998,845	($621,543)	$ -0-	$ -0-

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

8	$8,885,045	($577,143)	Less than or equal to 10%
1	113,800	(44,400)	Less than or equal to 30%
9	$8,998,845	($621,543)

The Company has determined that these securities are temporarily impaired as of June 30, 2012.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  As of June 30, 2012, the Company had total net unrealized gains of $9,844,386 in its REIT securities portfolio.

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

Common Stock

On June 15, 2012, the Company paid $2,902,806 of which $347,652 was reinvested, as a dividend of $.18 per share to common shareholders of record as of May 15, 2012.  Total dividends paid for the six months ended June 30, 2012 amounted to $5,712,674 of which $688,870 was reinvested.

During the six months ended June 30, 2012, the Company received, including dividends reinvested, a total of $9,866,520 from the Dividend Reinvestment and Stock Purchase Plan.  There were 983,176 new shares issued under the Plan.

On July 9, 2012, the Company declared a dividend of $.18 per share to be paid September 17, 2012 to common shareholders of record as of August 15, 2012.

8.25% Series A Cumulative Redeemable Preferred Stock

On April 10, 2012, the Company issued 1,075,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock at an offering price of $25.292 per share in an underwritten public offering.  The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $25.8 million and intends to use the net proceeds to purchase additional properties in the ordinary course of business, including the acquisitions of the 12 communities which closed subsequent to quarter-end, and for other general corporate purposes, including possible repayment of indebtedness.

On June 15, 2012, the Company paid $930,715 in preferred dividends or $.515625 per share to preferred shareholders of record as of May 15, 2012.  This was net of $313,900 of accrued dividends on the newly issued preferred shares.  Total preferred dividends paid for the six months ended June 30, 2012 amounted to $1,621,034.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.  On July 9, 2012, the Company declared a preferred dividend of $.515625 per share to be paid on September 17, 2012 to preferred shareholders of record as of August 15, 2012.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these financial assets and liability were determined using the following inputs at June 30, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2012:

Securities available for sale - Preferred stock	$15,594,145	$15,594,145	$ -0-	$ -0-
Securities available for sale - Common stock	39,677,429	39,677,429
Interest rate swaps (1)	(198,559)	-0-	(198,559)	-0-

Total	$55,073,015	$55,271,574	($198,559)	$ -0-

As of December 31, 2011:

Securities available for sale - Preferred stock	$10,404,609	$10,404,609	$-0-	$-0-
Securities available for sale - Common stock	32,893,605	32,893,605	-0-	-0-

Total	$43,298,214	$43,298,214	$-0-	$-0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of June 30, 2012, the fair and carrying value of fixed rate mortgages payable amounted to $94,367,065 and $92,041,232, respectively.  The fair value of mortgages payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 -  CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the financial position or results of operations.

On March 21, 2012, the Company entered into a definitive agreement to acquire eleven manufactured home communities, ten located in Pennsylvania and one located in New York.  This transaction was completed on August 1, 2012 (See Note 11).

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2012 and 2011 was $2,871,252 and $2,500,462, respectively.  Interest cost capitalized to Land Development was $140,806 and $144,526 for the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012 and 2011, the Company had dividend reinvestments of $688,870 and $846,350, respectively, which required no cash transfers.

NOTE 11 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed through the date these financial statements were issued.

On July 2, 2012, the Company repaid its mortgage on Sandy Valley Estates.  The principal balance on this mortgage was approximately $1,900,000.

On July 26, 2012, the Company acquired Meadowood Estates, a 123-site manufactured home community situated on approximately 20 acres, located in New Middletown, OH, for a purchase price of $3,400,000.  This community is 88% occupied.

On August 1, 2012, the Company acquired 11 manufactured home communities, 10 located in Pennsylvania and one located in New York, for an aggregate purchase price of $28,250,000.  These 11 all-age family communities total 968 sites situated on 200 acres.  The average occupancy for these communities is approximately 92%.  In conjunction with this purchase, the Company obtained a $13,980,000 mortgage with Sun National Bank.  This mortgage is at a variable rate of LIBOR plus 3% and matures on August 1, 2017.

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

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F) sells and finances homes to residents and prospective residents of our communities.  At June 30, 2012, the Company owned forty-one communities containing approximately 9,000 developed homesites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana.  The Company also invests in securities of other REITs.

On July 26, 2012, the Company acquired Meadowood Estates, a 123-site manufactured home community located in New Middletown, OH.  On August 1, 2012, the Company acquired 11 manufactured home communities, 10 located in Pennsylvania and one located in New York, with a total of 968 developed homesites.  With these acquisitions, the Company now owns fifty-three communities consisting of approximately 10,100 developed homesites.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.

Although current economic indicators show the US economy to be improving, the rate of recovery has been much slower than anticipated.  Conventional home ownership rates continue to fall.  However, activity in our communities has recently increased.  We have seen an increase in sales during 2012.  We are also seeing increased demand for rental units and since the second quarter of 2011, have added a net of approximately 110 rental units to selected communities.  Occupied rental units represent approximately 13% of total occupied sites at quarter end.  We hope to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $55,271,574 at June 30, 2012, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted-average yield of approximately 6.6% as of June 30, 2012.  During the six months ended June 30, 2012, the Company recognized gains on sales of securities of $2,281,066.  At June 30, 2012, the Company had net unrealized gains of $9,844,386 in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company intends to continue to increase its real estate investments.  Over the past two years, we added twelve manufactured home communities, encompassing approximately 2,100 developed homesites, to our portfolio. On January 12, 2012, we acquired Countryside Estates, a 90-site manufactured home community situated on approximately 64 acres, located in Muncie, Indiana, for a purchase price of $2,100,000.  This community was originally licensed for over 200 sites and is being built in phases.  Upon completion, it will ultimately be approximately 200-210 sites.  Additionally, subsequent to quarter-end, we added 12 more communities totaling approximately 1,100 developed homesites.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments.

On April 10, 2012, the Company issued 1,075,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock at an offering price of $25.292 per share in an underwritten public offering, which includes accrued dividends.  The Company received net proceeds from the offering of approximately $25.8 million and intends to use the net proceeds to purchase additional properties, including the acquisitions of the 12 communities which closed subsequent to quarter-end, and for other general corporate purposes, including possible repayment of indebtedness.

See PART I, Item 1 – Business in the Company’s 2011 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased 11% from $8,047,979 for the three months ended June 30, 2011 to $8,906,992 for the three months ended June 30, 2012.  Rental and related income increased 11% from $15,978,189 for the six months ended June 30, 2011 to $17,667,035 for the six months ended June 30, 2012.  This was primarily due to the acquisitions made during 2011 and the first quarter of 2012, and an increase in rental home income.  Occupancy increased from 77% at year-end to 78% currently.

Sales of manufactured homes amounted to $2,237,037 and $1,557,701 for the quarters ended June 30, 2012 and 2011, respectively.  Sales of manufactured homes amounted to $4,367,940 and $2,643,945 for the six months ended June 30, 2012 and 2011, respectively.  Cost of sales of manufactured homes amounted to $2,068,077 and $1,473,634 for the quarters ended June 30, 2012 and 2011, respectively.  Cost of sales of manufactured homes amounted to $4,040,403 and $2,458,005 for the six months ended June 30, 2012 and 2011, respectively.  Selling expenses amounted to $628,682 and $490,671 for the quarters ended June 30, 2012 and 2011, respectively.  Selling expenses amounted to $1,059,745 and $875,767 for the six months ended June 30, 2012 and 2011, respectively.  These increases are directly attributable to the increase in sales.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $459,722 or 21% of total sales, and $406,604 or 26% of total sales for the quarters ended June 30, 2012 and 2011, respectively.  Loss from the sales operations amounted to $732,208 or 17% of total sales, and $689,827 or 26% of total sales for the six months ended June 30, 2012 and 2011, respectively.  The gross profit percentage was 8% and 5% for the quarters ended June 30, 2012 and 2011, respectively.  The gross profit percentage was 7% for both the six months ended June 30, 2012 and 2011.  Activity in our communities has increased.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses increased 12% from $4,364,918 for the quarter ended June 30, 2011 to $4,879,904 for the quarter ended June 30, 2012.  Community operating expenses increased 12% from $8,599,894 for the six months ended June 30, 2011 to $9,674,174 for the six months ended June 30, 2012.  This was primarily due to the acquisitions made during 2011 and the first quarter of 2012 and an increase in personnel and related costs. General and administrative expenses increased 20% from $1,025,912 for the quarter ended June 30, 2011 to $1,235,972 for the quarter ended June 30, 2012.  General and administrative expenses increased 25% from $1,991,965 for the six months ended June 30, 2011 to $2,490,066 for the six months ended June 30, 2012.  This was primarily due to an increase in compensation and related costs.  Acquisition costs relate to transaction and due diligence costs associated with the acquisitions of the communities.  Depreciation expense increased 21% from $1,394,901 for the quarter ended June 30, 2011 to $1,692,130 for the quarter ended June 30, 2012.  Depreciation expense increased 18% from $2,790,535 for the six months ended June 30, 2011 to $3,301,421 for the six months ended June 30, 2012.  This was primarily due to the acquisitions made during 2011 and the first quarter of 2012.  Amortization of financing costs remained relatively stable for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.

Interest and dividend income increased 24% from $1,044,593 for the quarter ended June 30, 2011 to $1,294,702 for the quarter ended June 30, 2012.  Interest and dividend income increased 22% from $2,087,808 for the six months ended June 30, 2011 to $2,549,517 for the six months ended June 30, 2012.  This was primarily due to an increase in securities available for sale.  The average balance of the securities portfolio was approximately $49,300,000 and $32,700,000 at June 30, 2012 and 2011, respectively.

Gain on securities transactions, net amounted to $1,068,354 and $-0- for the quarter ended June 30, 2012 and 2011, respectively.  Gain on securities transactions, net amounted to $2,281,066 and $1,541,856 for the six months ended June 30, 2012 and 2011, respectively.  The market for, REIT securities has continued to improve.  At June 30, 2012, the Company had net unrealized gains of $9,844,386 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Other income amounted to $535,855 and $11,348 for the quarter ended June 30, 2012 and 2011, respectively.  Other income amounted to $555,259 and $25,242 for the six months ended June 30, 2012 and 2011, respectively.  The increases were primarily due to the amount received on an oil and gas lease on a community.

Interest expense decreased 16% from $1,474,200 for the quarter ended June 30, 2011 to $1,234,469 for the quarter ended June 30, 2012.  Interest expense decreased 9% from $2,929,906 for the six months ended June 30, 2011 to $2,666,167 for the six months ended June 30, 2012.  This was primarily due to principal payments of mortgages and loans.

 Changes in Financial Condition

Total investment property and equipment increased 4% or $7,544,854 during the six months ended June 30, 2012.  This increase was primarily due to the acquisition of Countryside Estates for a purchase price of $2,100,000.  The Company also added approximately 110 rental units.

Securities available for sale increased 28% or $11,973,360 during the six months ended June 30, 2012.  The increase was due to purchases of securities available for sales of $11,562,803 and an increase in the unrealized gain of $7,383,081.  These increases were partially offset by sales with an adjusted cost of $6,972,524.

Inventory of manufactured homes increased 17% or $1,721,379 during the six months ended June 30, 2012.  The Company is seeing increased activity in our communities and is optimistic about future sales and rental prospects.

Mortgages payable increased 6% or $5,417,524 during the six months ended June 30, 2012. This increase was due to a new $11,400,000 mortgage partially offset by principal repayments of $5,982,476, including the payoff of our mortgage on Port Royal Village in the amount of approximately $4,700,000.

Loans payable decreased 63% or $14,968,671 during the six months ended June 30, 2012. This decrease was primarily due to proceeds of the new mortgage and from the issuance of preferred stock being used to pay down the margin loan.

On April 10, 2012, the Company issued 1,075,000 shares of its preferred stock at an offering price of $25.292 per share in an underwritten public offering.  The Company received net proceeds from the offering of approximately $25.8 million and intends to use the net proceeds to purchase additional properties, including the acquisitions of the 12 communities which closed subsequent to quarter-end, and for other general corporate purposes, including possible repayment of indebtedness.

The Company also raised $9,866,520 from the issuance of common stock in the DRIP during the six months ended June 30, 2012, which included dividend reinvestments of $688,870.  Dividends paid on the common stock for the six months ended June 30, 2012 were $5,712,674 of which $688,870 was reinvested.  On June 28, 2012, the Company declared a dividend of $.18 per share to be paid September 17, 2012 to common shareholders of record as of August 15, 2012.

Dividends paid on the preferred stock for the six months ended June 30, 2012 was $1,621,034.  This was net of $313,900 of accrued dividends on the newly issued preferred shares.  On July 9, 2012, the Company declared a preferred dividend of $.515625 per share to be paid on September 17, 2012 to preferred shareholders of record as of August 15, 2012.

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

Net cash provided by operating activities amounted to $4,075,109 and $4,368,380 for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the Company had cash of $20.9 million, securities available for sale of $55.3 million, $5 million available on its unsecured line of credit,  and $6 million available on its revolving lines of credit for the financing of home sales and the purchase of inventory.  The Company owns 41 properties, of which 22 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

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

The Company had one mortgage with a balance of approximately $1,900,000 maturing in July 2012.  On July 2, 2012, the Company repaid this mortgage.

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

The Company’s FFO for the three and six months ended June 30, 2012 and 2011 is calculated as follows:

	Three Months		Six Months
	2012	2011	2012	2011

Net Income	$2,019,036	$235,976	3,768,733	$2,360,840
Preferred Dividend	(930,715)	(276,128)	(1,621,034)	(276,128)
Depreciation Expense	1,692,130	1,394,901	3,301,421	2,790,535
(Gain) Loss on Sales of Depreciable Assets	23,973	(17,500)	10,841	(26,064)

FFO	$2,804,424	$1,337,249	$5,459,961	$4,849,183

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2012 and 2011:

	2012	2011

Operating Activities	$4,075,109	$4,368,380
Investing Activities	(10,473,066)	(22,610,085)
Financing Activities	18,525,423	20,503,546

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

  August 8, 2012

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   August 8, 2012

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer