Form 10-Q
period 2012-09-30
UMH PROPERTIES, INC.
filed 2012-11-13
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes

No    X

The number of shares outstanding of issuer's common stock as of November 1, 2012 was 16,781,876 shares.

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

CONTENTS

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

- ASSETS -	September 30, 2012 (Unaudited)	December 31, 2011

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 20,334,214	$ 17,869,214
Site and Land Improvements	178,735,227	141,336,346
Buildings and Improvements	6,997,369	5,436,622
Rental Homes and Accessories	35,290,556	26,610,360
Total Investment Property	241,357,366	191,252,542
Equipment and Vehicles	9,267,333	8,825,662
Total Investment Property and Equipment	250,624,699	200,078,204
Accumulated Depreciation	(71,278,067)	(66,555,081)
Net Investment Property and Equipment	179,346,632	133,523,123

OTHER ASSETS
Cash and Cash Equivalents	4,440,658	8,798,023
Securities Available for Sale	53,567,433	43,298,214
Inventory of Manufactured Homes	12,619,760	10,188,747
Notes and Other Receivables, net	22,415,328	21,325,854
Unamortized Financing Costs	1,458,135	1,319,119
Prepaid Expenses and Other Assets	1,172,507	627,607
Land Development Costs	5,173,462	4,863,849
Total Other Assets	100,847,283	90,421,413

TOTAL ASSETS	$280,193,915	$223,944,536

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	September 30, 2012 (Unaudited)	December 31, 2011

LIABILITIES:
MORTGAGES PAYABLE	$ 106,934,062	$ 90,282,010

OTHER LIABILITIES
Accounts Payable	1,426,391	688,672
Loans Payable	24,542,841	23,949,831
Accrued Liabilities and Deposits	2,632,372	2,246,081
Tenant Security Deposits	1,244,063	900,737
Total Other Liabilities	29,845,667	27,785,321
Total Liabilities	136,779,729	118,067,331

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, $60,345,000 and $33,470,000 liquidation value, 2,488,800 and 1,380,000 shares authorized, 2,413,800 and 1,338,800 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	60,345,000	33,470,000
Common Stock – $.10 par value per share, 35,000,000 and 28,000,000 shares authorized, 16,590,505 and 15,252,839 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,659,051	1,525,284
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	81,135,524	69,088,409
Accumulated Other Comprehensive Income	7,300,856	2,461,305
Accumulated Deficit	(7,026,245)	(667,793)
Total Shareholders’ Equity	143,414,186	105,877,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$280,193,915	$223,944,536

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTMEBER 30, 2012 AND 2011

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2012	2011	2012	2011

INCOME:
Rental and Related Income	$9,836,479	$8,482,122	$27,503,514	$24,460,311
Sales of Manufactured Homes	2,350,189	1,182,455	6,718,129	3,826,400
Total Income	12,186,668	9,664,577	34,221,643	28,286,711

EXPENSES:
Community Operating Expenses	5,293,777	4,649,061	14,967,951	13,248,955
Cost of Sales of Manufactured Homes	2,103,234	1,061,969	6,143,637	3,519,974
Selling Expenses	540,831	638,649	1,600,576	1,514,416
General and Administrative Expenses	1,266,191	1,132,796	3,756,257	3,124,761
Acquisition Costs	483,119	25,813	753,060	161,439
Depreciation Expense	1,930,158	1,580,906	5,231,579	4,371,441
Total Expenses	11,617,310	9,089,194	32,453,060	25,940,986

OTHER INCOME (EXPENSE):
Interest Income	512,127	491,740	1,487,902	1,507,533
Dividend Income	830,303	653,954	2,404,045	1,725,969
Gain on Securities Transactions, net	1,214,664	486,087	3,495,730	2,027,943
Other Income	52,195	36,656	607,454	61,898
Interest Expense	(1,689,112)	(1,374,601)	(4,355,279)	(4,304,507)
Amortization of Financing Costs	(73,413)	(79,628)	(212,739)	(240,194)
Total Other Income (Expense)	846,764	214,208	3,427,113	778,642

Income before Gain (Loss) on Sales of Investment Property and Equipment	1,416,122	789,591	5,195,696	3,124,367
Gain (Loss) on Sales of Investment Property and Equipment	(10,368)	3,286	(21,209)	29,350
Net Income	1,405,754	792,877	5,174,487	3,153,717
Less: Preferred Dividend	1,244,616	690,319	2,865,650	966,447
Net Income Attributable to Common Shareholders	$161,138	$102,558	$2,308,837	$2,187,270

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2012 AND 2011

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2012	2011	2012	2011

Basic Income Per Share:

Net Income	$0.08	$0.05	$0.32	$0.22
Less: Preferred Dividend	0.08	0.05	0.18	0.07
Net Income Attributable to Common Shareholders	$-0-	$-0-	$0.14	$0.15

Diluted Income Per Share:

Net Income	$0.08	$0.05	$0.32	$0.22
Less: Preferred Dividend	0.08	0.05	0.18	0.07
Net Income Attributable to Common Shareholders	$-0-	$-0-	$0.14	$0.15

Weighted Average Shares Outstanding:

Basic	16,395,075	14,717,146	15,965,772	14,330,197
Diluted	16,466,881	14,773,289	16,029,499	14,386,340

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2012 AND 2011

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2012	2011	2012	2011

Net Income	$1,405,754	$792,877	$5,174,487	$3,153,717

Other Comprehensive Income:
Unrealized Holding Gain (Loss) Arising During the Period	(1,051,894)	(6,151,472)	8,612,253	(5,320,553)
Reclassification Adjustment for Net Gains Realized in Income	(1,214,664)	(486,087)	(3,495,730)	(2,027,943)
Change in Fair Value of Interest Rate Swap Agreement	(78,413)	-0-	(276,972)	-0-

Comprehensive Income (Loss)	(939,217)	(5,844,682)	10,014,038	(4,194,779)
Less: Preferred Dividend	1,244,616	690,319	2,865,650	966,447

Comprehensive Income (Loss) Attributable to Common Shareholders	$(2,183,833)	$(6,535,001)	$7,148,388	$(5,161,226)

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,174,487	$3,153,717
Non-Cash Adjustments:
Depreciation	5,231,579	4,371,441
Amortization of Financing Costs	212,739	240,194
Stock Compensation Expense	441,368	199,020
Increase in Provision for Uncollectible Notes and Other Receivables	557,457	397,000
Gain on Securities Transactions, net	(3,495,730)	(2,027,943)
(Gain) Loss on Sales of Investment Property and Equipment	21,209	(29,350)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(2,431,013)	279,651
Notes and Other Receivables	(1,646,931)	(150,747)
Prepaid Expenses and Other Assets	(544,900)	(518,276)
Accounts Payable	737,719	(486,007)
Accrued Liabilities and Deposits	109,319	12,474
Tenant Security Deposits	343,326	134,298
Net Cash Provided by Operating Activities	4,710,629	5,575,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Community	(39,650,000)	(13,300,000)
Purchase of Investment Property and Equipment	(12,314,454)	(5,328,015)
Proceeds from Sales of Assets	888,157	451,781
Additions to Land Development	(309,613)	(289,464)
Purchase of Securities Available for Sale	(14,258,362)	(19,183,660)
Proceeds from Sales of Securities Available for Sale	12,601,396	3,775,152
Net Cash Used in Investing Activities	(53,042,876)	(33,874,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	25,380,000	9,520,000
Principal Payments of Mortgages and Loans	(8,134,938)	(12,757,391)
Financing Costs on Debt	(351,755)	(345,846)
Proceeds from Issuance of Preferred Stock, net of offering costs	25,702,218	31,861,173
Proceeds from Issuance of Common Stock, net of reinvestments	11,888,930	9,011,721
Proceeds from Exercise of Stock Options	-0-	75,600
Preferred Dividends Paid, net	(2,865,650)	(736,341)
Dividends Paid, net of amount reinvested	(7,643,923)	(6,538,859)
Net Cash Provided by Financing Activities	43,974,882	30,090,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,357,365)	1,791,323
CASH & CASH EQUIVALENTS-BEGINNING	8,798,023	5,661,020
CASH & CASH EQUIVALENTS-ENDING	$4,440,658	$7,452,343

-UNAUDITED-

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates fifty-five manufactured home communities containing approximately 10,400 developed homesites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  The Company also invests in securities of other REITs.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $225,424 and $441,368 have been recognized for the three and nine months ended September 30, 2012, respectively and, $100,870 and $199,020 for the three and nine months ended September 30, 2011, respectively.

On August 29, 2012, the Company granted 94,000 shares of stock options to fifteen participants under the Plan.  The exercise price is $11.29 and the expiration date is August 29, 2020.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2012 and 2011:

	2012	2011

Dividend yield	7.08%	7.00%
Expected volatility	26.19%	24.81%
Risk-free interest rate	1.11%	2.46%
Expected lives	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the nine months ended September 30, 2012 and 2011 was $0.92 and $1.01.

On January 19, 2012, the Company awarded to Samuel A. Landy a restricted stock award of 25,000 shares in accordance with his employment agreement.  The grant date fair value of this restricted stock grant was $239,000.  This grant vests over 5 years.

On August 31, 2012, the Company awarded 40,000 shares of restricted stock grants to four participants under the Plan, including 10,000 shares to Eugene W. Landy.  The grant date fair value of restricted stock grants awarded to participants was approximately $446,800.  This grant vests over 5 years.  Since Mr. Landy is of retirement age, compensation costs for his grant were recognized at time of grant.

On September 14, 2012, the Company awarded 10,000 shares of restricted stock grants to ten participants under the Plan, including 1,000 shares to Eugene W. Landy.  The grant date fair value of restricted stock grants awarded to participants was approximately $117,900.  This grant vests over 5 years.  Since Mr. Landy is of retirement age, compensation costs for his grant were recognized at time of grant.

As of September 30, 2012, there were options outstanding to purchase 789,000 shares and 518,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.  During the nine months ended September 30, 2012, options to eight employees to purchase a total of 55,000 shares expired.  As of September 30, 2011, there were options outstanding to purchase 750,000 shares and 632,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.

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

On February 2, 2012, the Company entered into an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 09/30/12

Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$11,191,096

The Company's interest rate swap is based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage.  The interest rate swap agreement is net settled monthly.  The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or do not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense.  Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.  As of September 30, 2012, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge.  As a result, the fair value of this derivative of ($276,972) was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

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

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the statement presentation for the current periods.

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 71,806 and 63,727 shares for the three and nine months ended September 30, 2012, respectively, are included in the diluted weighted average shares outstanding.  Options in the amount of 56,143 for both the three and nine months ended September 30, 2011, respectively, are included in the diluted weighted shares outstanding.  As of September 30, 2012 and 2011, options to purchase 586,000 and 547,000 shares, respectively, were antidilutive.

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

On July 26, 2012, the Company acquired Meadowood, a 123-site manufactured home community situated on approximately 20 acres, located in New Middletown, Ohio, for a purchase price of $3,400,000.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On August 1, 2012, the Company completed the acquisition of eleven manufactured home communities from ARCPA Properties LLC and ARCML06 LLC, both unrelated entities of the Company, for an aggregate purchase price of $28,250,000.  These communities total 968 sites on 200 acres, ten in Pennsylvania and one in New York,  The communities are Carsons, Chambersburg I & II, Chelsea, Collingwood, Crestview, Frieden Manor, Green Acres, Monroe Valley, Mountaintop, Valley View Ephrata I and Valley View Ephrata II.  The average occupancy for these communities is approximately 92%.  The Company obtained a $13,980,000 mortgage on the eleven property transaction from Sun National Bank.  This mortgage is at a variable rate of LIBOR plus 3.00% and matures on August 1, 2017.

On September 12, 2012, the Company acquired two manufactured home communities, Colonial Heights and Southern Terrace, located in Ohio for a total purchase price of $5,900,000.  These two communities total 280 sites situated on approximately 62 acres.  The average occupancy for these communities is approximately 89%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

Accounting Standards Codification (ASC) 805-10, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “fair value”.  Accordingly, acquisition costs incurred, which would have previously been capitalized, are expensed currently.  The Company has recognized $483,119 and $753,060 in professional fees and other acquisition costs in our results of operations for the three and nine months ended September 30, 2012, respectively, and $25,813 and $161,439 for the three and nine months ended September 30, 2011.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company holds a portfolio of securities of other REITs.  During the nine months ended September 30, 2012, the Company sold securities with an adjusted cost of $9,105,666 and recognized a gain on sale of $3,495,730.  The Company also made purchases of $14,258,362 in securities available for sale.

As of September 30, 2012, the Company had four securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at September 30, 2012:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$ -0-	$ -0-	$ -0-	$ -0-
Common Stock	4,096,000	(1,239,736)	2,435,815	(397,786)
Total	$4,096,000	($1,239,736)	$ 2,435,815	$ (397,786)

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

1	$1,064,000	($39,392)	Less than or equal to 10%
1	2,435,815	(397,786)	Less than or equal to 20%
2	3,032,000	(1,200,344)	Less than or equal to 30%
4	$6,531,815	($1,637,522)

The Company has determined that these securities are temporarily impaired as of September 30, 2012.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  As of September 30, 2012, the Company had total net unrealized gains of $7,577,828 in its REIT securities portfolio.

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

On July 2, 2012, the Company repaid its mortgage on Sandy Valley Estates in the amount of approximately $1,900,000.

On August 1, 2012, the Company obtained a $13,980,000 mortgage from Sun National Bank on the eleven community acquisition.  This mortgage is at a variable rate of LIBOR plus 3.00% and matures on August 1, 2017.

On October 11, 2012, the Company modified and extended its $5,000,000 unsecured line of credit with Bank of America.  The interest rate was modified from LIBOR plus 400 basis points to LIBOR plus 375 basis points.  This line of credit expires on August 31, 2013.

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

On October 31, 2012, the Company executed and submitted for filing with the State of Maryland an amendment to the Company’s charter to increase the total number of shares of capital stock of all classes that the Company has authority to issue to 48,663,800 shares (See Note 11).

Common Stock

On September 17, 2012, the Company paid $2,954,615 of which $334,496 was reinvested, as a dividend of $.18 per share to common shareholders of record as of August 15, 2012.  Total dividends paid for the nine months ended September 30, 2012 amounted to $8,667,289 of which $1,023,366 was reinvested.

During the nine months ended September 30, 2012, the Company received, including dividends reinvested, a total of $12,912,296 from the Dividend Reinvestment and Stock Purchase Plan.  There were 1,262,666 new shares issued under the Plan.

On October 1, 2012, the Company declared a dividend of $.18 per share to be paid December 17, 2012 to common shareholders of record as of November 15, 2012.

8.25% Series A Cumulative Redeemable Preferred Stock

On April 10, 2012, the Company issued 1,075,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock at an offering price of $25.292 per share, including accrued dividends, in an underwritten public offering.  The Company received net proceeds from the offering, after deducting the underwriting discount and other estimated offering expenses, of approximately $25.7 million and intends to use the net proceeds to purchase additional properties in the ordinary course of business, including the acquisition of the 14 communities which closed in the third quarter, and for other general corporate purposes, including possible repayment of indebtedness.

On September 17, 2012, the Company paid $1,244,616 in preferred dividends or $.515625 per share to preferred shareholders of record as of August 15, 2012.  Total preferred dividends paid for the nine months ended September 30, 2012 amounted to $2,865,650.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.  On October 1, 2012, the Company declared a preferred dividend of $.515625 per share to be paid on December 17, 2012 to preferred shareholders of record as of November 15, 2012.

On October 31, 2012, the Company issued an additional 1,250,000 shares of its Series A Cumulative Redeemable Preferred Stock (See Note 11).

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these financial assets and liability were determined using the following inputs at September 30, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2012:

Securities available for sale - Preferred stock	$16,590,263	$16,590,263	$-0-	$-0-
Securities available for sale - Common stock	36,977,170	36,977,170	-0-	-0-
Interest Rate Swap (1)	(276,972)	-0-	(276,972)	-0-
Total	$53,290,461	$53,567,433	$(276,972)	$-0-

As of December 31, 2011:

Securities available for sale - Preferred stock	$10,404,609	$10,404,609	$-0-	$-0-
Securities available for sale - Common stock	32,893,605	32,893,605	-0-	-0-
Total	$43,298,214	$43,298,214	$-0-	$-0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of September 30, 2012, the fair and carrying value of fixed rate mortgages payable amounted to $93,696,639 and $91,465,829, respectively.  The fair value of mortgages payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2012 and 2011 was $4,738,378 and $3,574,344, respectively.  Interest cost capitalized to Land Development was $213,470 and $219,276 for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012 and 2011, the Company had dividend reinvestments of $1,023,366 and $1,232,921, respectively, which required no cash transfers.

NOTE 11 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed through the date these financial statements were issued.

On October 31, 2012, the Company executed and submitted for filing with the State of Maryland an amendment to the Company’s charter to increase the total number of shares of capital stock of all classes that the Company has authority to issue to 48,663,800 shares, classified as 43,175,000 shares of common stock, 2,488,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock.  The Company also submitted Articles Supplementary for filing with the State of Maryland to reclassify 1,175,000 shares of common stock as additional shares of 8.25% Series A Cumulative Redeemable Preferred Stock.  As a result of this amendment, the Company’s total authorized shares of common stock were 42,000,000 and total authorized shares of preferred stock were 3,663,800.

On October 31, 2012, the Company issued 1,250,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock at an offering price of $25.50 per share, including accrued dividends, in a registered direct placement.  The Company received net proceeds from the offering, after the placement agent’s fee and other estimated offering expenses, of approximately $31 million and intends to use the net proceeds to purchase additional properties in the ordinary course of business, including its pending acquisition, and for other general corporate purposes, including possible repayment of indebtedness.

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

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F) sells and finances homes to residents and prospective residents of our communities.  At September 30, 2012, the Company owned fifty-five communities containing approximately 10,400 developed homesites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana.  The Company also invests in securities of other REITs.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.

Although current economic indicators show the US economy to be improving, the rate of recovery has been much slower than anticipated.  However, activity in our communities has recently increased.  Occupancy has increased from 77% at year-end to 80% currently.  We have seen an increase in sales during 2012.  We are also seeing increased demand for rental units and during 2012, have added a net of approximately 220 rental units to selected communities.  Occupied rental units represent approximately 13% of total occupied sites at quarter end.  We hope to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $53,567,433 at September 30, 2012, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted-average yield of approximately 6.5% as of September 30, 2012.  During the nine months ended September 30, 2012, the Company recognized gains on sales of securities of $3,495,730.  At September 30, 2012, the Company had net unrealized gains of $7,577,828 in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company intends to continue to increase its real estate investments.  Over the past two years, we added twelve manufactured home communities, encompassing approximately 2,100 developed homesites, to our portfolio. During fiscal 2012, we acquired 15 manufactured home communities totaling approximately 1,500 sites.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments.

On April 10, 2012, the Company issued 1,075,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock at an offering price of $25.292 per share in an underwritten public offering, which includes accrued dividends.  The Company received net proceeds from the offering of approximately $25.7 million and intends to use the net proceeds to purchase additional properties, including the acquisitions of the 14 communities which closed throughout the quarter, and for other general corporate purposes, including possible repayment of indebtedness.

On October 31, 2012, the Company issued 1,250,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock at an offering price of $25.50 per share in a registered direct placement.  The Company received net proceeds from the offering, after the placement agent’s fee and other estimated offering expenses, of approximately $31 million and intends to use the net proceeds to purchase additional properties in the ordinary course of business, including its pending acquisition, and for other general corporate purposes, including possible repayment of indebtedness.

See PART I, Item 1 – Business in the Company’s 2011 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased 16% from $8,482,122 for the three months ended September 30, 2011 to $9,836,479 for the three months ended September 30, 2012.  Rental and related income increased 12% from $24,460,311 for the nine months ended September 30, 2011 to $27,503,514 for the nine months ended September 30, 2012.  This was primarily due to the acquisitions made during 2011 and 2012, and an increase in rental home income.  Occupancy increased from 77% at year-end to 80% currently.

Sales of manufactured homes amounted to $2,350,189 and $1,182,455 for the quarters ended September 30, 2012 and 2011, respectively.  Sales of manufactured homes amounted to $6,718,129 and $3,826,400 for the nine months ended September 30, 2012 and 2011, respectively.  Cost of sales of manufactured homes amounted to $2,103,234 and $1,061,969 for the quarters ended September 30, 2012 and 2011, respectively.  Cost of sales of manufactured homes amounted to $6,143,637 and $3,519,974 for the nine months ended September 30, 2012 and 2011, respectively.  Selling expenses amounted to $540,831 and $638,649 for the quarters ended September 30, 2012 and 2011, respectively.  This decrease is related to a decrease in provision for bad debts and a decrease in travel and other selling expenses.  Selling expenses amounted to $1,600,576 and $1,514,416 for the nine months ended September 30, 2012 and 2011, respectively.  These increases are directly attributable to the increase in sales.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $293,876 or 13% of total sales, and $518,163 or 44% of total sales for the quarters ended September 30, 2012 and 2011, respectively.  Loss from the sales operations amounted to $1,026,084 or 15% of total sales, and $1,207,990 or 32% of total sales for the nine months ended September 30, 2012 and 2011, respectively.  The gross profit percentage was 11% and 10% for the quarters ended September 30, 2012 and 2011, respectively.  The gross profit percentage was 9% and 8% for the nine months ended September 30, 2012 and 2011.  Activity in our communities has increased.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses increased 14% from $4,649,061 for the quarter ended September 30, 2011 to $5,293,777 for the quarter ended September 30, 2012.  Community operating expenses increased 13% from $13,248,955 for the nine months ended September 30, 2011 to $14,967,951 for the nine months ended September 30, 2012.  This was primarily due to the acquisitions made during 2011 and 2012 and an increase in personnel and related costs. General and administrative expenses increased 12% from $1,132,796 for the quarter ended September 30, 2011 to $1,266,191 for the quarter ended September 30, 2012.  General and administrative expenses increased 20% from $3,124,761 for the nine months ended September 30, 2011 to $3,756,257 for the nine months ended September 30, 2012.  This was primarily due to an increase in compensation and related costs.  Acquisition costs increased from $25,813 for the quarter ended September 30, 2011 to $483,119 for the quarter ended September 30, 2012.  Acquisition costs increased from $161,439 for the nine months ended September 30, 2011 to $753,060 for the nine months ended September 30, 2012.  Acquisition costs relate to transaction and due diligence costs associated with the acquisitions of the communities.  Depreciation expense increased 22% from $1,580,906 for the quarter ended September 30, 2011 to $1,930,158 for the quarter ended September 30, 2012.  Depreciation expense increased 20% from $4,371,441 for the nine months ended September 30, 2011 to $5,231,579 for the nine months ended September 30, 2012.  This was primarily due to the acquisitions made during 2011 and 2012.

Interest income remained relatively stable for the quarter and nine months ended September 30, 2012.  Dividend income increased 27% from $653,954 for the quarter ended September 30, 2011 to $830,303 for the quarter ended September 30, 2012.  Dividend income increased 39% from $1,725,969 for the nine months ended September 30, 2011 to $2,404,045 for the nine months ended September 30, 2012.  This was primarily due to an increase in securities available for sale.  The average balance of the securities portfolio was approximately $48,400,000 and $33,800,000 at September 30, 2012 and 2011, respectively.

Gain on securities transactions, net amounted to $1,214,664 and $486,087 for the quarter ended September 30, 2012 and 2011, respectively.  Gain on securities transactions, net amounted to $3,495,730 and $2,027,943 for the nine months ended September 30, 2012 and 2011, respectively.  The market for REIT securities has continued to improve.  At September 30, 2012, the Company had net unrealized gains of $7,577,828 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Other income amounted to $52,195 and $36,656 for the quarter ended September 30, 2012 and 2011, respectively.  Other income amounted to $607,454 and $61,898 for the nine months ended September 30, 2012 and 2011, respectively.  This increase was primarily due to the amount received on an oil and gas lease on a community.

Interest expense increased 23% from $1,374,601 for the quarter ended September 30, 2011 to $1,689,112 for the quarter ended September 30, 2012.  This increase is due to the new loan for the eleven community acquisition. Interest expense remained relatively stable for the nine months ended September 30, 2012.

Amortization of financing costs remained relatively stable for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011.

Income from community operations amounted to $4,542,702 and $3,833,061 for the quarter ended September 30, 2012 and 2011, respectively.  Income from community operations amounted to $12,535,563 and $11,211,356 for the nine months ended September 30, 2012 and 2011, respectively.  This increase is primarily due to the acquisitions during 2011 and 2012.

Changes in Financial Condition

Total investment property and equipment increased 25% or $50,546,495 during the nine months ended September 30, 2012.  This increase was primarily due to the acquisition of 15 communities for a purchase price of $39,650,000.  The Company also added approximately 220 rental units.

Securities available for sale increased 24% or $10,269,219 during the nine months ended September 30, 2012.  The increase was due to purchases of securities available for sale of $14,258,362 and an increase in the unrealized gain of $5,116,523.  These increases were partially offset by sales with an adjusted cost of $9,105,666.

Inventory of manufactured homes increased 24% or $2,431,013 during the nine months ended September 30, 2012.  The Company is seeing increased activity in our communities and is optimistic about future sales and rental prospects.

Mortgages payable increased 18% or $16,652,052 during the nine months ended September 30, 2012. This increase was due to two new mortgages totaling $25,380,000 mortgage partially offset by principal repayments of $8,727,948, including the payoffs of our mortgages on Port Royal Village and Sandy Valley totaling approximately $6,646,000.

On April 10, 2012, the Company issued 1,075,000 shares of its preferred stock at an offering price of $25.292 per share, including accrued dividends, in an underwritten public offering.  The Company received net proceeds from the offering of approximately $25.7 million and intends to use the net proceeds to purchase additional properties, including the acquisitions of the 14 communities which closed during the quarter, and for other general corporate purposes, including possible repayment of indebtedness.

On October 31, 2012, the Company issued 1,250,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock at an offering price of $25.50 per share, including accrued dividends, in a registered direct placement.

The Company also raised $12,912,296 from the issuance of common stock in the DRIP during the nine months ended September 30, 2012, which included dividend reinvestments of $1,023,366.  Dividends paid on the common stock for the nine months ended September 30, 2012 were $8,667,289 of which $1,023,366 was reinvested.  On October 1, 2012, the Company declared a dividend of $.18 per share to be paid December 17, 2012 to common shareholders of record as of November 15, 2012.

Dividends paid on the preferred stock for the nine months ended September 30, 2012 was $2,865,650.  This was net of $313,900 of accrued dividends on the newly issued preferred shares.  On October 1, 2012, the Company declared a preferred dividend of $.515625 per share to be paid on December 17, 2012 to preferred shareholders of record as of November 15, 2012.

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

Net cash provided by operating activities amounted to $4,710,629 and $5,575,472 for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company had cash of $4.4 million, securities available for sale of $53.6 million, $5 million available on its unsecured line of credit, and $8 million available on its revolving lines of credit for the financing of home sales and the purchase of inventory.  The Company owns 55 properties, of which 24 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

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

The Company has one mortgage with a balance of approximately $7,500,000 maturing in 2013.  The Company is in the process of refinancing this mortgage.

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

The Company’s FFO for the three and nine months ended September 30, 2012 and 2011 is calculated as follows:

	Three Months		Nine Months
	2012	2011	2012	2011

Net Income Attributable to Common Shareholders	$161,138	$102,558	$2,308,837	$2,187,270
Depreciation Expense	1,930,158	1,580,906	5,231,579	4,371,441
(Gain) Loss on Sales of Depreciable Assets	10,368	(3,286)	21,209	(29,350)

FFO Attributable to Common Shareholders	$2,101,664	$1,680,178	$7,561,625	$6,529,361

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2012 and 2011:

	2012	2011

Operating Activities	$4,710,629	$5,575,472
Investing Activities	(53,042,876)	(33,874,206)
Financing Activities	43,974,882	30,090,057

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

  November 12, 2012

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   November 12, 2012

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer