Form 10-Q/A
period 2012-09-30
UMH PROPERTIES, INC.
filed 2012-11-13
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q\A

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

EXPLANATORY NOTE

UMH Properties,, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded due to a printer error from our timely filed Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 1 makes no other changes to the Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 2012.

Exhibits –

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

29

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

30