Form 10-K
period 2012-12-31
UMH PROPERTIES, INC.
filed 2013-03-11
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

   X

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes    X    No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2012 was $174,480,691.  Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2012 was $148,851,871.

The number of shares outstanding of issuer's common stock as of March 1, 2013 was 17,531,149 shares.

Documents Incorporated by Reference:

-

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2013 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2012.

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

TABLE OF CONTENTS

PART I

3

Item 1 – Business

3

Item 1A – Risk Factors

6

Risks Related to Current Global Financial Conditions

6

Real Estate Industry Risks

7

Financing Risks

10

Other Risks

12

Item 1B – Unresolved Staff Comments

16

Item 2 – Properties

17

Item 3 – Legal Proceedings

22

Item 4 – Mine Safety Disclosures

22

PART II

23

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

23

Item 6 – Selected Financial Data

26

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

27

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

40

Item 8 – Financial Statements and Supplementary Data

41

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

42

Item 9A – Controls and Procedures

42

Item 9B – Other Information

43

PART III

44

Item 10 – Directors, Executive Officers and Corporate Governance

44

Item 11 – Executive Compensation

46

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

59

Item 13 – Certain Relationships and Related Transactions, and Director Independence

61

Item 14 – Principal Accounting Fees and Services

62

PART IV

63

Item 15 – Exhibits, Financial Statement Schedules

63

SIGNATURES

110

PART I

Item 1 – Business

General Development of Business

In this Form 10-K, “we”, “us”, “our”, or “the Company”, refers to UMH Properties, Inc., together with its predecessors and subsidiaries, unless the context requires otherwise.

UMH Properties, Inc. operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  As of December 31, 2012, the Company owns and operates fifty-seven manufactured home communities containing approximately 10,600 developed sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana.  The Company, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. Inherent in the operation of manufactured home communities are site vacancies.  S&F was established to fill these vacancies and potentially enhance the value of the communities. The Company also owns a portfolio of investment securities.

On March 1, 2013, the Company acquired 10 manufactured home communities for approximately $67,500,000. These 10 all-age communities total 1,854 sites and are situated on approximately 400 acres. There are five communities located in Indiana, four communities located in Pennsylvania, and one community located in Michigan. The average occupancy for these communities is approximately 85%.  With this purchase, UMH now owns sixty-seven manufactured home communities consisting of approximately 12,500 developed sites.

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

Prior to April 1, 2006 UMH Properties, Inc. was called United Mobile Homes, Inc.  The name was changed to UMH Properties, Inc. to better reflect the quality of the homes and our communities.

Narrative Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home sites on a month-to-month or year-to-year basis to private manufactured home owners.  The Company also leases homes to residents, and through its wholly-owned taxable REIT subsidiary, S&F, sells homes to residents and prospective residents of our communities.

A manufactured home community is designed to accommodate detached, single-family manufactured homes.  These manufactured homes are produced off-site by manufacturers and installed on sites within the community. These homes are often improved with the addition of features constructed on site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options.  Manufactured homes, once located, are not generally transported to another site; typically, a manufactured home remains on site and is sold by its owner to a subsequent occupant.  This transaction is commonly handled through a broker or by the owner in the same manner that a more traditional single-family residence is sold.  Each owner of a manufactured home leases the site on which the home is located from the Company.

Manufactured homes are accepted by the public as a viable and economically attractive alternative to common stick-built single-family housing.  The affordability of the modern manufactured home makes it a very attractive housing alternative.  Depending on the region of the country, construction cost per square foot for a new manufactured home averages anywhere from 10 to 50 percent less than a comparable site-built home, excluding the cost of land.  This is due to a number of factors, including volume purchase discounts and inventory control of construction materials and control of all aspects of the construction process, which generally produce a more efficient and streamlined process as compared to a site-built home.

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

Inherent in the operation of a manufactured home community is the development, redevelopment, and expansion of our communities.  Effective April 1, 2001, the Company began to sell and finance the sale of manufactured homes in our communities through S&F.  S&F was established to potentially enhance the value of our communities.  The home sales business is operated like other homebuilders with sales centers, model homes, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners.

Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties.  The community manager interviews prospective residents, collects lease and finance payments, ensures compliance with community regulations, maintains public areas and community facilities and is responsible for the overall appearance of the community.  The manufactured home community, once fully occupied, historically tends to achieve a stable rate of occupancy.  The cost and effort in moving a home once it is located in a community encourages the owner of the manufactured home to resell the manufactured home rather than to remove it from the community.  This ability to produce relatively predictable income streams, together with the location of the community, its condition and its appearance, are factors in the long-term appreciation of the community.

The Company had operated as part of a group of three public companies (all REITs) which included Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC).  On July 31, 2007, MCC merged into MREIC.  The Company continues to operate as an affiliate of MREIC.  MREIC invests in net-leased industrial properties leased primarily to investment grade tenants on long-term leases.  General and administrative expenses are allocated between the Company and MREIC based on use or services provided, pursuant to a cost sharing arrangement between the affiliated companies.  The Company has substantially reduced the cost sharing of salaries between the affiliated companies to four employees.  As of December 31, 2012, the Company has approximately 190 employees.

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

The Company also invests in both debt and equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.  The securities portfolio provides the Company with additional income and, to the extent not pledged to secure borrowings, provides the Company with liquidity.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk relating to debt securities and market price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At December 31, 2012 and 2011, the Company had $57,325,440 and $43,298,214, respectively, of securities available for sale.  Included in these securities are Preferred Stock of $18,300,970 and $10,404,609 at December 31, 2012 and 2011, respectively.  The unrealized net gain on securities available for sale at December 31, 2012 and 2011 amounted to $6,613,956 and $2,461,305, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.  The Company anticipates that renovation expenditures with respect to its present properties during 2013 will be approximately $3,800,000.  It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

As of March 1, 2013, the Company had approximately 210 employees, including Officers.  During the year, the Company hires approximately 50 part-time and full-time temporary employees as grounds keepers, lifeguards, and for emergency repairs.

Item 1A – Risk Factors

Set forth below are the risks that we believe are important to investors in our securities. Before you decide to purchase our securities, you should consider carefully the risks described below, together with the information provided in the other parts of this prospectus and any related prospectus supplement.

Risks Related to Current Global Financial Conditions

Current economic conditions, including recent volatility in the capital and credit markets, could harm our business, results of operations and financial condition.  The United States is continuing to experience the effects of an economic recession, during which the capital and credit markets experienced extreme volatility and disruption. The current economic environment has been affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and living costs and limited access to credit. This economic situation has impacted and is expected to continue to impact consumer spending levels.  The continued slowness of the recovery could impact the availability and cost of financing for our home-buyers.  Additionally, the selling prices of homes that we market may be pressured due to competition from excess inventories of new and pre-owned homes and from foreclosures.  This may negatively affect our operations and result in lower sales, occupancy, income and cash flows.

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

Moreover, difficult conditions in the financial markets, and the economy generally, have caused many lenders to suffer substantial losses, thereby causing many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. As a result, the real estate debt markets are continuing to experience a period of uncertainty, which may reduce our access to funding alternatives, or our ability to refinance debt on favorable terms, or at all. In addition, market conditions, such as the current global economic environment, may also hinder our ability to sell strategically identified assets and access the debt and equity capital markets. If these conditions persist, we may need to find alternative ways to access cash to fund our business, including distributions to shareholders.  Such alternatives may include, without limitation, curtailing development or redevelopment activity or disposing of one or more of our properties, possibly on disadvantageous terms, all of which could adversely affect our profitability. If we are unable to generate, borrow or raise adequate cash to fund our business through traditional or alternative means, our business, operations, financial condition and distribution to shareholders will be adversely affected.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our securities.  Over the last several years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. More recently, the financial crisis in Europe (which relates primarily to concerns that certain European countries may be unable to pay their national debt) has had a similar, although less pronounced, effect. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Unrest in certain Middle Eastern countries and the resultant increase in petroleum prices have added to the uncertainty in the capital markets. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our investment strategy accordingly. These types of events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of the common stock, preferred stock or debt securities. The potential disruptions in the financial markets may have a material adverse effect on the market value of our securities, and the return we receive on our properties and investments, as well as other unknown adverse effects on us or the economy in general.

Real Estate Industry Risks

General economic conditions and the concentration of our properties in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana may affect our ability to generate sufficient revenue.  The market and economic conditions in our current markets may significantly affect manufactured home occupancy or rental rates.  Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected.  As a result of the geographic concentration of our properties in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

Other factors that may affect general economic conditions or local real estate conditions include:

•

the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

•

local real estate market conditions such as the oversupply of manufactured home sites or a reduction in demand for manufactured home sites in an area;

•

the number of repossessed homes in a particular market;

•

the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

•

the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;

•

zoning or other regulatory restrictions;

•

competition from other available manufactured home communities and alternative forms of housing (such as apartment buildings and single-family homes);

•

our ability to provide adequate management, maintenance and insurance;

•

increased operating costs, including insurance premiums, real estate taxes and utilities; and

•

the enactment of rent control laws or laws taxing the owners of manufactured homes.

Our income would also be adversely affected if tenants were unable to pay rent or if sites were unable to be rented on favorable terms.  If we were unable to promptly relet or renew the leases for a significant number of sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our business and results of operations could be adversely affected.  In addition, certain expenditures associated with each property (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the property. Furthermore, real estate investments are relatively illiquid and, therefore, may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

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

Our ability to sell manufactured homes may be affected by various factors, which may in turn adversely affect our profitability.  S&F operates in the manufactured home market offering homes for sale to tenants and prospective tenants of our communities.  The market for the sale of manufactured homes may be adversely affected by the following factors:

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

Licensing laws and compliance could affect our profitability.  We are subject to the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), which requires that we obtain appropriate licenses pursuant to the Nationwide Mortgage Licensing System & Registry in each state where we conduct business.  There are extensive federal and state requirements mandated by the SAFE Act and other laws pertaining to financing, and there can be no assurance that we will obtain or renew our SAFE Act licenses, which could result in fees and penalties and have an adverse impact on our ability to continue with our home financing activities.

Rent control legislation may harm our ability to increase rents.  State and local rent control laws in certain jurisdictions may limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements.  Currently, rent control affects only two of our manufactured home communities, both of which are in New Jersey, and has resulted in slower growth of earnings from these properties.  However, we may purchase additional properties in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.

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

We own and operate 21 manufactured home communities which have their own wastewater treatment facility or water distribution system, or both.  At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies.  Currently, we are not subject to radon or asbestos monitoring requirements.  In addition, all of our properties have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants, which have not revealed any significant environmental liability that would have a material adverse effect on our business.  However, these audits cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more properties.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties which could adversely affect our business.  We compete with other owners and operators of manufactured home community properties, some of which own properties similar to ours in the same submarkets in which our properties are located.  The number of competitive manufactured home community properties in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our properties or at any newly acquired properties.  In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of manufactured home communities.  If our competitors offer housing at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, and ability to satisfy our debt service obligations could be materially adversely affected.

Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow.  We generally maintain insurance policies related to our business, including casualty, general liability and other policies covering business operations, employees and assets.  However, we may be required to bear all losses that are not adequately covered by insurance.  In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war.  If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated profits and cash flow from the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties.  Although we believe that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of its insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable cost.

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.  We acquire and intend to continue to acquire manufactured home communities on a select basis.  Our acquisition activities and their success are subject to the following risks:

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

If any of the above were to occur, our business and results of operations could be adversely affected.

In addition, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.  As a result, if a liability were to be asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

We may be unable to sell properties when appropriate because real estate investments are illiquid.  Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions. In addition, the Code limits our ability to sell our properties. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and make distributions to our stockholders.

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

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.   We mortgage many of our properties to secure payment of indebtedness.  If we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, ability to service debt and make distributions and the market price of our preferred and common stock and any other securities we issue.

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

We may become more highly leveraged.  We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. We have incurred, and may continue to incur, indebtedness in furtherance of our activities. Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our Board of Directors may vote to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We could therefore become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay distributions to stockholders.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.  The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default under our credit agreements, our financial condition would be adversely affected.

We face risks associated with the financing of home sales to customers in our manufactured home communities.  To produce new rental revenue and to upgrade our communities, we sell homes to customers in our communities at competitive prices and finance these home sales through S&F.  We allow banks and outside finance companies the first opportunity to finance these sales.  There is a risk of default in our financing these sales.  These loans may have higher default rates than we anticipate, and demand for consumer financing may not be as great as we anticipate or may decline.  Additionally, there are many regulations pertaining to our home sales and financing activities.  There are significant consumer protection laws and the regulatory framework may change in a manner which may adversely affect our operating results.  The regulatory environment and associated consumer finance laws create a risk of greater liability from our home sales and financing activities and could subject us to additional litigation.  We are also dependent on licenses granted by state and other regulatory authorities, which may be withdrawn or which may not be renewed and which could have an adverse impact on our ability to continue with our home sales and financing activities.

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

We may change our business policies without stockholder approval.  Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although our Board of Directors has no present intention to change or reverse any of these policies, they may be amended or revised without notice to stockholders. Accordingly, stockholders may not have control over changes in our policies. We cannot assure you that changes in our policies will serve fully the interests of all stockholders.

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

There are restrictions on the transfer of our capital stock. To maintain our qualification as a REIT under the Code, no more than 50% in value of our outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, our charter contains provisions restricting the transfer of our capital stock.

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

•

The request of stockholders entitled to cast at least a majority of all votes entitled to be cast at such meeting is necessary for stockholders to call a special meeting. We also require advance notice by common stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

Our Board of Directors may authorize and issue securities without stockholder approval. Under our charter, the Board of Directors has the power without stockholder action (i) to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and terms and conditions of redemptions as the Board of Directors may determine and (ii) to authorize the issuance of any class or series of stock. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

Maryland business statutes may limit the ability of a third party to acquire control of us.  Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, (d) elect to be subject to, or refrain from electing to be subject to, any or all of the provisions of Title 3, Subtitle 8 of the MGCL or (e) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of the Maryland corporation or an affiliate or associate of the Maryland corporation that was the beneficial owner of 10% or more of the voting power of the corporation’s outstanding stock during the past two years. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with our affiliated company, MREIC.

We cannot assure you that we will be able to pay dividends regularly.  Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries. We cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future.

Future terrorist attacks and military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.   Among other things, it is possible that interest rates may be affected by terrorist attacks or military conflicts anywhere in the world.  An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. Any terrorist acts affecting our properties could also result in significant damages to, or loss of, our properties.  Additionally, we may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism.  Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective.  Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

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

Failure to make required distributions would subject us to additional tax.  In order to qualify as a REIT, we must, among other requirements, distribute, each year, to our stockholders at least 90% of our taxable income, excluding net capital gains. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:

•

85% of our ordinary income for that year;

•

95% of our capital gain net earnings for that year; and

•

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

We may not have sufficient cash available from operations to pay distributions to our stockholders, and, therefore, distributions may be made from borrowings.  The actual amount and timing of distributions to our stockholders will be determined by our Board of Directors in its discretion and typically will depend on the amount of cash available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, we may not have sufficient cash available from operations to pay distributions as required to maintain our status as a REIT. Therefore, we may need to borrow funds to make sufficient cash distributions in order to maintain our status as a REIT, which may cause us to incur additional interest expense as a result of an increase in borrowed funds for the purpose of paying distributions.

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

We may be adversely affected if we fail to qualify as a REIT.  If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates.  In addition, we might be barred from qualification as a REIT for the four years following disqualification.  The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service.  Furthermore, we would no longer be required to make any distributions to our stockholders as a condition to REIT qualification.  Any distributions to noncorporate stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions generally would be subject to a top federal tax rate of 20%.  Corporate distributees would in that case generally be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.  In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the application of the law in certain circumstances and the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

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

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.  For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains; provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. We may be subject to other Federal income taxes and may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for Federal income tax purposes.

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana.  As of December 31, 2012, the Company owns fifty-seven manufactured home communities containing approximately 10,600 developed sites.  The following is a brief description of the properties owned by the Company.  There is a long-term trend toward larger manufactured homes.  Manufactured home communities designed for older manufactured homes must be modified to accommodate modern wider and longer manufactured homes.  These changes may decrease the number of homes that may be accommodated in a manufactured home community.  The rents collectible from the land ultimately depend on the value of the home and land.  Therefore, fewer but more expensive homes can actually produce the same or greater rents.  For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number.

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/12	Percentage	Site at 12/31/12

Allentown	430	76	-0-	382	89%	$397
4912 Raleigh-Millington Road
Memphis, TN 38128

Brookside Village	171	37	2	141	82%	$361
89 Valley Drive
Berwick, PA 18603

Brookview Village	133	45	29	110	83%	$420
2025 Route 9N Lot 137
Greenfield Center, NY 12833

Carsons	132	14	4	110	83%	$325
649 North Franklin St. Lot 105
Chambersburg, PA 17201

Cedarcrest	283	71	30	272	96%	$536
1976 North East Avenue
Vineland, NJ 08360

Chambersburg I & II	97	11	-0-	89	92%	$332
5368 Philadelphia Ave Lot 34
Chambersburg, PA 17201

Chelsea	85	12	-0-	81	95%	$370
459 Chelsea Lane
Sayre, PA 18840

City View	59	20	2	39	66%	$238
20 Grandview Drive
Lewistown, PA 17044

Clinton Mobile Home Resort	116	23	1	115	99%	$317
60 N State Route 101
Tiffin, OH 44883

Collingwood	103	20	-0-	78	76%	$390
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	160	31	1	124	78%	$210
917 Two Ridge Road
Wintersville, OH 43953

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/12	Percentage	Site at 12/31/12

Countryside Village	348	89	63	197	57%	$310
200 Early Road
Columbia, TN 38401

Countryside Estates	90	36	28	85	94%	$260
1500 East Fuson Road
Muncie, IN 47302

Cranberry Village	196	36	-0-	177	90%	$491
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	99	19	-0-	88	89%	$347
Wolcott Hollow Rd & Route 220
Athens, PA 18810

Cross Keys Village	133	21	2	97	73%	$367
259 Brown Swiss Circle
Duncansville, PA 16635

D & R Village	237	44	-0-	204	86%	$484
430 Route 146 Lot 65A
Clifton Park, NY 12065

Fairview Manor	318	66	132	308	97%	$525
2110 Mays Landing Road
Millville, NJ 08332

Forest Park Village	253	79	-0-	190	75%	$437
102 Holly Drive
Cranberry Township, PA 16066

Frieden Manor	194	42	22	181	93%	$378
102 Frieden Manor
Schuylkill Haven, PA 17972

Green Acres	24	6	-0-	23	96%	$327
4496 Sycamore Grove Road
Chambersburg, PA 17201

Heather Highlands	404	79	-0-	252	62%	$353
109 Main Street
Inkerman, PA 18640

Highland Estates	326	98	65	279	86%	$491
60 Old Route 22
Kutztown, PA 19530

Kinnebrook	225	66	8	183	81%	$492
351 State Route 17B
Monticello, NY 12701

Lake Sherman Village	238	53	44	162	68%	$363
7227 Beth Avenue, SW
Navarre, OH 44662

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/12	Percentage	Site at 12/31/12

Laurel Woods	217	43	-0-	145	67%	$317
1943 St. Joseph Street
Cresson, PA 16630

Maple Manor	316	71	-0-	252	80%	$324
18 Williams Street
Taylor, PA 18517

Meadowood	134	20	-0-	112	84%	$305
9555 Struthers Road
New Middletown, OH 44442

Memphis Mobile City	156	22	-0-	-0-*	0%	$-0-*
3894 N. Thomas Street
Memphis, TN 38127

Monroe Valley	44	11	-0-	41	93%	$394
15 Old State Road Lot 7
Jonestown, PA 17038

Moosic Heights	144	35	-0-	131	91%	$320
118 1st Street
Avoca, PA 18641

Mountaintop	39	11	2	37	95%	$468
1 Mark Lane
Narvon, PA 17555

Mountain View**	-0-	-0-	220	-0-	-0-	$-0-
Van Dyke Street
Coxsackie, NY

Oakwood Lake Village	79	40	-0-	75	95%	$351
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	121	15	-0-	120	99%	$329
26875 Bagley Road
Olmsted Falls, OH 44138

Oxford Village	224	59	2	223	100%	$547
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village/Pine Manor	184	50	30	136	74%	$454
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	218	38	-0-	131	60%	$338
1283 Sugar Hollow Road
Apollo, PA 15613

*  Community was closed due to an unusual flood throughout the region in May 2011.  We are currently working on plans for the redevelopment of this community as a Recreational Vehicle (RV) community and, together with adjacent land that we have acquired, as a manufactured home community.

	** We are currently seeking site plan approvals for 253 lots for this property.

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/12	Percentage	Site at 12/31/12

Pleasant View Estates	110	21	9	77	70%	$353
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	461	101	-0-	267	58%	$389
485 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	231	60	-0-	163	71%	$322
2066 Victory Road
Marion, OH 43302

Sandy Valley Estates	364	102	10	243	67%	$362
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	215	25	-0-	198	92%	$379
1508 Dickerson Road #L1
Nashville, TN 37207

Somerset Estates/Whispering Pines	250	74	24	201	80%	$305/$395
1873 Husband Rd
Somerset, PA 15501

Southern Terrace	117	30	-0-	112	96%	$260
1229 State Route 164
Columbiana, OH 44408

Southwind Village	250	36	-0-	238	95%	$373
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	151	37	24	118	78%	$306
7140-29 Selby Road
Athens, OH 45701

Suburban Estates	201	36	-0-	186	93%	$314
33 Maruca Drive
Greensburg, PA 15601

Sunny Acres	207	58	-0-	201	97%	$309
272 Nicole Lane
Somerset, PA 15501

Trailmont	130	32	-0-	125	96%	$439
512 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	21	-0-	126	89%	$360
27216 Cook Road Lot 1-A
Olmsted Falls, OH 44138

Valley View I	105	19	-0-	102	97%	$420
50 Mollie Drive
Ephrata, PA 17522

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/12	Percentage	Site at 12/31/12

Valley View II	44	7	-0-	43	98%	$437
50 Mollie Drive
Ephrata, PA 17522

Waterfalls Village	201	35	-0-	147	73%	$476
3450 Howard Road Lot 21
Hamburg, NY 14075

Weatherly Estates	270	41	-0-	227	84%	$390
271 Weatherly Drive
Lebanon, TN 37087

Woodland Manor	149	77	-0-	72	48%	$332
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	156	14	-0-	137	88%	$640
265 Route 35
Eatontown, NJ 07724

Wood Valley	161	31	56	89	55%	$310
2 West Street
Caledonia, OH 43314

Total	10,644	2,366	810	8,442	80%*	$391**

* Does not include vacant sites at Memphis Mobile City.
** Weighted average monthly rent per site.

The Company actively seeks to have older homes removed from the communities and replaced by newer modern homes.  During 2012, the Company sold approximately 210 newer homes into our communities.  Homes left the communities for various reasons, including being demolished as obsolete.  Exclusive of the vacant sites at Memphis Mobile City, the Company’s occupancy rate has increased from 77% at December 31, 2011 to 80% at December 31, 2012.  The ability of manufactured home communities to be renewed and upgraded is believed to be a positive factor.

Residents rent sites on a month-to-month or year-to-year basis.  Southwind Village and Woodlawn Village (both in New Jersey) are the only communities subject to local rent control laws.

In connection with the operation of its communities, the Company operates approximately 1,130 rental units.  These are homes owned by the Company and rented to residents.  The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies.  The rental homes produce income on both the home and the site which might otherwise be non-income producing.  The Company sells the older rental homes when the opportunity arises.

The Company has approximately 1,050 additional sites in various stages of engineering/construction.  Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $253,000,000 (at original cost) in manufactured home properties.  These consist of fifty-seven separate manufactured home communities and related improvements.  No single community constitutes more than 10% of the total assets of the Company.  Our larger properties consist of: Port Royal Village with 461 developed sites, Allentown with 430 developed sites, Heather Highlands with 404 developed sites, Sandy Valley Estates with 364 developed sites, Countryside Village with 348 developed sites, Highland Estates with 326 developed sites, Fairview Manor with 318 developed sites, and Maple Manor with 316 developed sites.

Mortgages on Properties

The Company has mortgages on various properties.  The maturity dates of these mortgages range from the year 2013 to 2022.  Interest varies from fixed rates of 4.25% to 6.8% and variable rates of prime plus 1.0% to LIBOR plus 3.25%.  The weighted-average interest rate on our mortgages was approximately 5.25% at December 31, 2012.  The aggregate balances of these mortgages total $108,871,352 at December 31, 2012.  (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

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

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to March 2, 2012, the Company’s shares were listed on the NYSE Amex (symbol: UMH).  The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2012			2011
	HIGH	LOW	Distribution	HIGH	LOW	Distribution

First Quarter	$11.35	$9.15	$ .18	$10.76	$9.44	$ .18
Second Quarter	11.82	9.68	.18	10.75	9.70	.18
Third Quarter	12.15	10.35	.18	11.49	8.71	.18
Fourth Quarter	12.20	9.24	.18	10.50	8.60	.18
			$0.72			$0.72

On March 2, 2012, the Company transferred the listing of its common and preferred stock from the NYSE Amex to the New York Stock Exchange (NYSE).  The Company has retained its stock symbols (UMH) for the common shares and (UMHPRA) for the preferred shares.

On March 1, 2013, the closing price of the Company’s stock was $10.08.

As of December 31, 2012, there were approximately 761 registered shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2012 and 2011, total distributions paid by the Company for common stock amounted to $11,729,798 or $0.72 per share ($0.07892 taxed as ordinary income, $0.08391 taxed as capital gains and $0.55717 as a return of capital) and $10,495,037 or $0.72 per share ($0.29090 taxed as ordinary income, $0.08205 taxed as capital gains and $0.34705 as a return of capital), respectively.

It is the Company’s intention to continue distributing quarterly dividends.  On January 16, 2013, the Board of Directors declared a cash dividend of $0.18 per share to be paid on March 15, 2013 to common shareholders of record February 15, 2013.  Future dividend policy will depend on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

On May 26, 2011, the Company issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) at $25.00 per share for net proceeds of $31,854,328, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $561,367.  MREIC purchased 200,000 shares of Series A Preferred Stock in the offering.  Such shares were purchased by MREIC at the same price as other investors in the offering.  The annual dividend of $2.0625 per share or 8.25% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on September 15, 2011.

On April 10, 2012, the Company issued an additional 1,075,000 shares of Series A Preferred Stock at $25.292, including accrued dividends of $0.292, for net proceeds of approximately $25,700,000, after underwriting discounts of $847,000 and other expenses, including legal and other professional fees of $326,000.

On October 31, 2012, the Company issued an additional 1,250,000 shares of Series A Preferred Stock at $25.50, including accrued dividends of $0.344, for net proceeds of approximately $30,600,000, after underwriting discounts of $638,000 and other expenses, including legal and other professional fees of $258,000.

The Series A Preferred Stock, par value $25.00, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased.  The Series A Preferred Stock is not redeemable prior to May 26, 2016, except pursuant to provisions relating to preservation of the Company’s qualification as a real estate investment trust (REIT) or upon the occurrence of a Delisting Event or a Change of Control.  On and after May 26, 2016, the Series A Preferred Stock will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared), if any, to, but not including, the redemption date, on each share of Series A Preferred Stock to be redeemed.

For the year ended December 31, 2012, total distributions paid by the Company for preferred stock, before accrued dividends, amounted to $5,068,697 or $2.0625 per share ($.99966 taxed as ordinary income and $1.06284 taxed as capital gains).  For the year ended December 31, 2011, total distributions paid by the Company for preferred stock, before accrued dividends, amounted to $1,426,659 or $1.065625 per share ($0.831188 taxed as ordinary income and $0.234437 taxed as capital gains).

On January 16, 2013, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2012 through February 28, 2013, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 15, 2013 to preferred shareholders of record February 15, 2013.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

Issuer Purchases of Equity Securities

On January 16, 2013, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the repurchase program will be held as treasury shares.  There have been no purchases under the repurchase program to date.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has a Stock Option and Stock Award Plan (the 2003 Plan, as amended and restated) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock.  See Note 6 in the Notes to the Consolidated Financial Statements for a description of the plans.

The following table summarizes information, as of December 31, 2012, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)

Equity Compensation Plans Approved by Security Holders	785,000	$11.71	518,188
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A

Total	785,000	$11.71	518,188

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five years to the FTSE NAREIT ALL REIT Total Return Index published by the National Association of Real Estate Investment Trusts (NAREIT) and to the S&P 500 Index for the same period.  The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices.  The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed.

Dollars
140
120
100
80
60
40
20
0
100
63 63
56
87
80
80
112
102
92
110
109
94
131
131
109
2007
2008
2009
2010
2011
2012
YEAR ENDED DECEMBER 31,
UMH PROPERTIES, INC.
FTSE NAREIT ALL REIT
S & P 500

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2012.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	2012	2011	2010	2009	2008
Operating Data:

Rental and Related Income	$38,012,231	$32,990,219	$27,877,470	$26,491,999	$25,542,745
Sales of Manufactured Homes	8,815,533	6,323,135	6,133,494	5,527,253	9,560,912
Total Income	46,827,764	39,313,354	34,010,964	32,019,252	35,103,657
Community Operating Expenses	20,564,286	17,758,332	14,870,694	13,200,885	13,083,959
Loss Relating to Flood	-0-	984,701	-0-	-0-	-0-
Total Expenses	44,214,508	36,797,740	30,520,846	26,658,062	30,003,010
Interest Income	2,027,969	1,991,180	2,817,059	2,632,055	2,698,655
Dividend Income	3,243,592	2,512,057	1,762,609	1,952,862	1,619,857
Gain (Loss) on Securities Transactions, net	4,092,585	2,692,649	3,931,880	(1,804,146)	(2,860,804)
Interest Expense	5,803,172	5,744,567	5,183,296	4,455,332	4,957,437
Gain (Loss) on Sales of Investment
Property and Equipment	(41,481)	28,873	(8,244)	179,607	14,661
Net Income	6,474,057	3,696,263	6,668,915	3,689,388	1,527,150
Net Income Attributable to
Common Shareholders	1,749,339	2,039,497	6,668,915	3,689,388	1,527,150
Net Income Per Share
Basic	0.40	0.25	0.52	0.32	0.14
Diluted	0.40	0.25	0.52	0.32	0.14
Net Income Attributable to
Common Shareholders Per Share
Basic	0.11	0.14	0.52	0.32	0.14
Diluted	0.11	0.14	0.52	0.32	0.14

Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$9,087,749	$8,410,892	$6,481,751	$11,355,096	$8,267,886
Investing Activities	(69,760,335)	(39,765,028)	(33,894,219)	(8,288,707)	(11,941,757)
Financing Activities	62,910,387	34,491,139	28,553,703	(1,329,854)	4,235,145

Balance Sheet Data:

Total Investment Property	$253,490,055	$191,252,542	$168,590,072	$125,318,411	$122,031,499
Total Assets	300,281,215	223,944,536	188,780,515	147,971,540	137,939,325
Mortgages Payable	108,871,352	90,282,010	90,815,777	70,318,950	65,952,895
Series A Preferred Stock	91,595,000	33,470,000	-0-	-0-	-0-
Total Shareholders’ Equity	174,985,248	105,877,205	71,927,753	55,971,862	44,721,700

Other Information:

Average Number of
Shares Outstanding-Basic	16,197,339	14,506,679	12,767,904	11,412,536	10,876,840
Funds from Operations (1)	$9,147,978	$7,972,962	$11,193,185	$7,834,295	$5,585,059
Core Funds from Operations (1)	10,010,147	9,218,126	11,640,762	7,834,295	5,585,059
Cash Dividends Per Common Share	0.72	0.72	0.72	0.72	0.79

(1) Funds from Operations (FFO) is defined as net income excluding gains (or losses) from sales of depreciable assets, plus depreciation.  FFO should be considered as a supplemental measure of operating performance used by real estate investment trust (REITs).  FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO are significant components in understanding and assessing the Company’s financial performance.  FFO (1) does not represent cash flow from operations as defined by generally accepted accounting principles; (2) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (3) is not an alternative to cash flow as a measure of liquidity.  FFO, as calculated by the Company, may not be comparable to similarly entitled measures reported by other REITs.  Core FFO is defined as FFO plus acquisition costs and Loss Relating to the Flood.

The Company’s FFO is calculated as follows:

	2012	2011	2010	2009	2008

Net Income Attributable to Common Shareholders	$1,749,339	$2,039,497	$6,668,915	$3,689,388	$1,527,150
Loss (Gain) on Sales of Depreciable Assets	41,481	(28,873)	8,244	62,783	(14,661)
Depreciation Expense	7,357,158	5,962,338	4,516,026	4,082,124	4,072,570
FFO Attributable to Common Shareholders (1)	9,147,978	7,972,962	11,193,185	7,834,295	5,585,059
Acquisition Costs	862,169	260,463	447,577	-0-	-0-
Loss Relating to Flood (2)	-0-	984,701	-0-	-0-	-0-

Core FFO (1)	$10,010,147	$9,218,126	$11,640,762	$7,834,295	$5,585,059

(1)  Includes gain on sale of easement of $242,390 in 2009.

(2)  Represents loss relating to flood at Memphis Mobile City.

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

•

market conditions affecting our investment securities;

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

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on a month-to-month or year-to-year basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  During the year ended December 31, 2012, we have purchased seventeen manufactured home communities with ten located in Pennsylvania, five located in Ohio, one located in Indiana and one located in New York, for an aggregate purchase price of $47,600,000.  These acquisitions added approximately 1,700 developed sites to our portfolio, bringing our total to fifty-seven communities containing approximately 10,600 developed sites.  Our communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana.  The Company also invests in debt and equity securities of other REITs.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.  Total income and income from community operations have increased approximately 19% and 15%, respectively, primarily due to the acquisitions in 2011 and 2012.  Sales of manufactured homes have increased 39% but have not yet returned to pre-recession levels.  Many of our customers still face difficulties in selling their existing homes. Despite historically low interest rates, tight underwriting standards have kept a number of potential buyers out of the site-built market.  This coupled with continued high unemployment rates, has negatively impacted our sales and our gross profit percentage.

Economic growth in the US has moderated and high unemployment rates have persisted.  However, activity in our communities has recently increased.  In the current economic environment, we are seeing increased demand for rental units and have added a net of approximately 190 rental units to selected communities.  We hope to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $57,325,440 at December 31, 2012.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate investments.  At December 31, 2012, the Company’s portfolio consisted of 32% preferred stocks and 68% common stocks.  The Company’s weighted-average yield on the securities portfolio was approximately 6.4% at December 31, 2012.  The Company realized a net gain of $4,092,585 on securities transactions in 2012 as compared to a net gain of $2,692,649 during 2011.  At December 31, 2012, the Company had unrealized gains of $6,613,956 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

In spite of challenges in the broad economy, the Company continues to strengthen its balance sheet.   During 2012, the Company issued an additional 2,325,000 shares of Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) for net proceeds of approximately $57,000,000, including $743,588 of accrued dividends.  With these proceeds, we have purchased communities and paid down certain loans and mortgages.

We have also closed on two mortgage loans totaling $25.4 million, assumed a mortgage loan in the amount of $2.8 million, and have extended our $5.0 million unsecured line of credit through August 31, 2013.  At December 31, 2012, the Company had approximately $11.0 million in cash, $57.3 million in securities encumbered by $-0- in margin loans, $5 million available on its unsecured line of credit and $5.1 million available on its revolving line of credit.  The Company also has facilities totaling $7.5 million to finance inventory purchases, of which $5.5 was utilized.

The Company intends to continue to increase its real estate investments.  In 2011 and 2012, we have added a total of twenty-two manufactured home communities to our portfolio, encompassing approximately 2,600 developed sites.  On March 1, 2013, we acquired 10 communities with a total of 1,854 sites situated on approximately 400 acres, located in Indiana, Pennsylvania and Michigan, for a purchase price of $67,500,000.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments in 2013.  The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities.

The Company believes that funds generated from operations, funds generated from the dividend reinvestment and stock purchase plan (DRIP), and the funds available on the line of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures.  The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2012, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company’s securities consist primarily of common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  Held-to-maturity, trading and available-for-sale.  As of December 31, 2012 and 2011, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  The change in net unrealized holding gains and losses are reflected as comprehensive income.

Other

Estimates are used when accounting for the allowance for doubtful accounts for our rents and loans receivable, potentially excess and obsolete inventory and contingent liabilities, among others.  These estimates are susceptible to change and actual results could differ from these estimates.  The effects of changes in these estimates are recognized in the period they are determined.

Results of Operations

Acquisitions in 2012

On January 12, 2012, the Company acquired Countryside Estates, a 90-site manufactured home community from an unrelated entity, situated on approximately 64 acres, located in Muncie, Indiana, for a purchase price of $2,100,000.  This community was originally licensed for over 200 sites and is being built in phases.  Upon completion, it will ultimately be approximately 205 sites.  At acquisition, the occupancy for this community was 79%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On July 26, 2012, the Company acquired Meadowood, a 123-site manufactured home community from an unrelated entity, situated on approximately 20 acres, located in New Middletown, Ohio, for a purchase price of $3,400,000.  At acquisition, the occupancy for this community was 88%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On August 1, 2012, the Company completed the acquisition of eleven manufactured home communities from ARCPA Properties LLC and ARCML06 LLC, both unrelated entities of the Company, for an aggregate purchase price of $28,250,000.  These communities total 968 sites on 200 acres, ten in Pennsylvania and one in New York.  The communities are Carsons, Chambersburg I & II, Chelsea, Collingwood, Crestview, Frieden Manor, Green Acres, Monroe Valley, Mountaintop, Valley View Ephrata I and Valley View Ephrata II.  The average occupancy for these communities is approximately 92%.  The Company obtained a $13,980,000 mortgage on the eleven property transaction from Sun National Bank, borrowed $6,200,000 on its margin line, and paid the remaining amount in cash.  This mortgage is at a variable rate of LIBOR plus 3.00% and matures on August 1, 2017.  To eliminate the variability of the interest expense, the Company subsequently entered into an interest rate swap agreement having identical terms to the mortgage, resulting in a net fixed interest rate on the mortgage of 3.89%.

On September 12, 2012, the Company acquired two manufactured home communities, Colonial Heights and Southern Terrace from an unrelated entity, both located in Ohio for a total purchase price of $5,900,000.  These two communities total 280 sites situated on approximately 62 acres.  At acquisition, the average occupancy for these communities was approximately 89%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On December 3, 2012, the Company acquired Twin Oaks from an unrelated entity, a 141-site manufactured home community situated on approximately 21 acres, located in Olmsted Falls, Ohio, for a purchase price of $4,350,000.  At acquisition, the occupancy for this community was 89%.  The Company assumed a $2,774,660 mortgage from Fannie Mae.  This mortgage is at a fixed interest rate of 5.75% and matures on December 1, 2019.

On December 19, 2012, the Company acquired Olmsted Falls from an unrelated entity, a 125-site manufactured home community situated on approximately 14 acres, located in Olmsted Falls, Ohio, for a purchase price of $3,600,000.  At acquisition, the occupancy for this community was 96%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

Acquisitions in 2011

On June 29, 2011, the Company acquired three manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $13,300,000.  The purchase price also included rental homes and equipment.  These three all-age communities, Countryside Village in Columbia, Tennessee, Shady Hills in Nashville, Tennessee, and Trailmont in Goodlettsville, Tennessee, total 693 developed sites situated on 209 acres.  At acquisition, the average occupancy for these communities was approximately 73%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On October 28, 2011, the Company acquired Clinton Mobile Home Resort from an unrelated entity, for a total purchase price of $3,450,000.  This 55 and older community, located in Tiffin, Ohio, has a total of 116 developed sites situated on 24 acres.   At acquisition, the occupancy for this community was 98%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On December 14, 2011, the Company acquired City View from an unrelated entity, for a total purchase price of $750,000.  This all-age community, located in Lewistown, Pennsylvania, has a total of 59 developed sites situated on 22 acres.  At acquisition, the occupancy for this community was 75%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

2012 vs. 2011

Rental and related income increased from $32,990,219 for the year ended December 31, 2011 to $38,012,231 for the year ended December 31, 2012, or 15%.  This increase was due to the acquisitions during 2011 and 2012.

The Company has been raising rental rates by approximately 2% to 6% annually at certain communities.  Other communities received no increases.  Occupancy, as well as the ability to increase rental rates, directly affects revenues.  Exclusive of the vacant sites at Memphis Mobile City, the Company’s occupancy rate has increased from 77% at December 31, 2011 to 80% at December 31, 2012.  Some of the Company’s vacant sites were due to expansions completed before the downturn in the economy.  The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and enhance shareholder value.  The Company has faced many challenges in filling vacant home sites due to the current economic environment.

Sales of manufactured homes increased from $6,323,135 for the year ended December 31, 2011 to $8,815,533 for the year ended December 31, 2012, or 39%.  The number of homes sold increased from 130 homes in 2011 to 210 homes in 2012.  Cost of sales of manufactured homes increased from $5,747,963 for the year ended December 31, 2011 to $7,903,678 for the year ended December 31, 2012, or 38%.  Selling expenses remained stable at $2,152,701 and $2,104,077 for the years ended December 31, 2012 and 2011, respectively.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) decreased from $1,528,905 for the year ended December 31, 2011 to $1,240,846 for the year ended December 31, 2012.  The losses on sales include selling expenses of approximately $2,200,000 for the year ended December 31, 2012.  Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed.  Adverse conditions have continued to slow the manufactured housing industry and the broader housing market in the U.S.  Persistent high unemployment rates, the inability of our customers to sell their current homes and the decline in consumer confidence have all negatively impacted our sales and our gross profit percentage. New licensing laws, including the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act), have also increased costs.  However, the Company is optimistic about future sales and rental prospects given the fundamental need for housing.  We have adjusted our inventory accordingly.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

Community operating expenses increased from $17,758,332 for the year ended December 31, 2011 to $20,564,286 for the year ended December 31, 2012, or 16%.  This increase was due to the acquisitions during 2011 and 2012.

General and administrative expenses increased from $3,559,824 for the year ended December 31, 2011 to $4,564,272 for the year ended December 31, 2012, or 28%.  This was primarily due to an increase in personnel and personnel costs and directors fees.

Stock compensation expenses increased from $295,042 for the year ended December 31, 2011 to $573,244 for the year ended December 31, 2012, or 94%.  This was primarily due to a one-time charge of $123,490 for restricted stock grants to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date.

Acquisition costs relate to the transaction and due diligence costs associated with the acquisitions of communities.  Acquisition costs increased from $260,463 for the year ended December 31, 2011 to $862,169 for the year ended December 31, 2012.  This was due to the increase of acquisitions in 2012 (seventeen communities) as compared to 2011 (five communities).

Depreciation expense increased from $5,962,338 for the year ended December 31, 2011 to $7,357,158 for the year ended December 31, 2012, or 23%.  This was primarily due to the acquisitions during 2011 and 2012.

Interest income remained relatively stable for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Dividend income increased from $2,512,057 for the year ended December 31, 2011 to $3,243,592 for the year ended December 31, 2012.  This increase is due to the increase in the balance of securities from $43,298,214 at December 31, 2011 to $57,325,440 at December 31, 2012.  The Company’s weighted-average yield on the securities portfolio was approximately 6.5% and 7.5% as of December 31, 2012 and 2011, respectively.

Gain on securities transactions, net consists of the following:

	Year Ended December 31,
	2012	2011

Gross realized gains	$4,092,585	$2,692,649
Gross realized losses	-0-	-0-

Total Gain on Securities Transactions, net	$4,092,585	$2,692,649

The Company had an accumulated unrealized gain on its securities portfolio of $6,613,956 as of December 31, 2012.

Other income increased from $77,375 for the year ended December 31, 2011 to $643,588 for the year ended December 31, 2012.  This increase was due to the bonus payment received in the amount of $499,471 for rights to drill for oil and gas in one of our communities.

Interest expense remained relatively stable for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Amortization of financing costs decreased from $376,918 for the year ended December 31, 2011 to $302,280 for the year ended December 31, 2012, or 20%.  This was primarily due to the payoff of two mortgages in 2012.

Net income increased from $3,696,263 for the year ended December 31, 2011 to $6,474,057 for the year ended December 31, 2012, or 75%.  This was primarily due to an increase in gain on securities transactions and the acquisition of seventeen communities in 2012.

2011 vs. 2010

Rental and related income increased from $27,877,470 for the year ended December 31, 2010 to $32,990,219 for the year ended December 31, 2011, or 18%.  This increase was due to the acquisitions during 2010 and 2011.  This was partially offset by a decrease in occupancy of 82 sites in Memphis Mobile City due to an unusual flood that swept the region in May 2011.  All residents of the community were evacuated.  The community remains closed.  We are currently working on plans for the redevelopment of this community as a Recreational Vehicle (RV) community and, together with adjacent land that we have acquired, as a manufactured home community.  In addition to the loss in rental and related income, we have recorded a loss of $984,701 for the estimated amount, net of insurance proceeds, for the loss of inventory, rental homes, and disposal and other costs associated with this event.

The Company has been raising rental rates by approximately 2% to 6% annually at certain communities.  Other communities received no increases.  Occupancy, as well as the ability to increase rental rates, directly affects revenues.  Exclusive of the vacant sites at Memphis Mobile City, the Company’s occupancy rate remained relatively stable at 78% at December 31, 2010 and 77% at December 31, 2011.  Some of the Company’s vacant sites were the results of expansions completed before the downturn in the economy.  The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and enhance shareholder value.  The Company has faced many challenges in filling vacant home sites due to the current economic environment.  Despite selling approximately 145 newer homes into our communities in 2011, our occupancy rate did not change.  Homes have left the communities for various reasons, including destruction through flood and removal for obsolescence.

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

General and administrative expenses increased from $2,994,849 for the year ended December 31, 2010 to $3,559,824 for the year ended December 31, 2011, or 19%.  This was primarily due to an increase in personnel costs, including bonuses.

Stock compensation expenses increased from $101,004 for the year ended December 31, 2010 to $295,042 for the year ended December 31, 2011.  This increase was due to the additional grant of restricted stock in 2011.

Franchise taxes remained relatively stable for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Acquisition costs decreased from $ 447,577 for the year ended December 31, 2010 to $260,463 for the year ended December 31, 2011.  This was due to the reduction of acquisitions in 2011 (five communities) as compared to 2010 (seven communities).

Depreciation expense increased from $4,516,026 for the year ended December 31, 2010 to $5,962,338 for the year ended December 31, 2011, or 32%.  This was primarily due to the acquisitions during 2010 and 2011.

Interest income decreased from $2,817,059 for the year ended December 31, 2010 to $1,991,180 for the year ended December 31, 2011, or 29%.  The Company’s average yield on notes receivable was approximately 10% at both December 31, 2011 and 2010.

Dividend income increased from $1,762,609 for the year ended December 31, 2010 to $2,512,057 for the year ended December 31, 2011, or 43%.  The Company’s weighted-average yield on the securities portfolio was approximately 7% at both December 31, 2011 and 2010.

Gain on securities transactions, net consists of the following:

	2011	2010

Gross realized gains	$2,692,649	$3,970,927
Gross realized losses	-0-	(39,047)

Total Gain on Securities Transactions, net	$2,692,649	$3,931,880

The Company had an accumulated unrealized gain on its securities portfolio of $2,461,305 as of December 31, 2011.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2012:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages Payable	$108,871,352	$10,395,234	$6,471,786	$40,069,276	$51,935,056
Interest on Mortgages Payable	30,096,244	5,344,657	10,079,464	8,256,445	6,415,678
Loans Payable	10,441,605	5,521,406	4,920,199	-0-	-0-
Interest on Loans Payable	649,606	557,832	91,774	-0-	-0-
Operating Lease Obligations	390,400	166,400	224,000	-0-	-0-
Purchase of Property	67,500,000	67,500,000	-0-	-0-	-0-
Retirement Benefits	500,000	50,000	-0-	-0-	450,000

Total	$218,449,207	$89,535,529	$21,787,223	$48,325,721	$58,800,734

Mortgages payable represents the principal amounts outstanding based on scheduled payments.  The interest rates on these mortgages vary from fixed rates ranging from 4.25% to 6.8% and variable rates of prime plus 1.0% to LIBOR plus 3.25%.  The weighted-average interest rate was approximately 5.25% at December 31, 2012.

Loans payable represents the outstanding balances of $5,521,406 on the Company’s revolving credit agreements to finance inventory with interest rates ranging from prime with a minimum of 6% to prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 6.78% as of December 31, 2012), and $4,920,199 on the Company’s revolving line of credit secured by eligible notes receivables with an interest rate of LIBOR plus 350 basis points (3.73% as of December 31, 2012).

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

Purchase of Property represents the purchase of ten communities in Indiana, Pennsylvania and Michigan.  This acquisition was completed on March 1, 2013 (See Note 16 of the Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity increased from $105,877,205 as of December 31, 2011 to $174,985,248 as of December 31, 2012, primarily due to the issuance of 2,325,000 shares of 8.25% Series A Cumulative Redeemable Preferred Stock for net proceeds of approximately $57,000,000 including $743,588 of accrued dividends, issuance of 1,780,043 shares of common stock through the DRIP and an increase in the unrealized gain on available for sale securities of $4,152,651.  These increases were partially offset by distributions to our common and preferred shareholders totaling $16,054,905.  See further discussion below.

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

On April 10, 2012, the Company issued an additional 1,075,000 shares of Series A Cumulative Redeemable Preferred Stock in an underwritten public offering at $25.292, including accrued dividends, for net proceeds of approximately $25,700,000, after underwriting discounts of $847,000 and other expenses, including legal and other professional fees of $326,000.

On October 31, 2012, the Company issued an additional 1,250,000 shares of Series A Cumulative Redeemable Preferred Stock in a direct placement at $25.50, including preferred dividends, for net proceeds of approximately $30,600,000, after underwriting discounts of $638,000, other expenses, including legal and other professional fees of $258,000.

As of December 31, 2012, the Company had $11,035,824 of cash and cash equivalents, securities available for sale of $57,325,440 and $5,000,000 available on its unsecured line of credit.  The Company also has a $10,000,000 revolving line of credit for the financing of homes, of which $4,920,199 was utilized at December 31, 2012.  The Company also has revolving credit facilities totaling $7,500,000 to finance inventory purchases, of which $5,521,406 was utilized at December 31, 2012.  At December 31, 2012, the Company owns fifty-seven communities of which twenty-five are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising equity capital through its DRIP and through the issuance of preferred stock.  The Company believes that funds generated from operations, the DRIP and capital market, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  During 2012, total investment property increased 33% or $62,237,513.  The Company made acquisitions of seventeen manufactured home communities totaling approximately 1,700 developed sites at an aggregate purchase price of $47,600,000, which were funded primarily from mortgages and proceeds from the preferred stock offerings.  The Company plans to continue to acquire additional properties.  The funds for these acquisitions may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of common or preferred stock.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The securities portfolio increased 32% or $14,027,226 primarily due to purchases of $21,941,884, partially offset by sales of securities with a cost of $10,157,468 and an increase in the unrealized gain of $4,152,651.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  At December 31, 2012, $-0- was outstanding on the margin loan.

Net cash provided by operating activities amounted to $9,087,749, $8,410,892 and $6,481,751 for the years ended December 31, 2012, 2011 and 2010, respectively.  These increases were primarily due to the increase in inventory of manufactured homes and an increase in notes receivable.

Net cash used by investing activities amounted to $69,760,335, $39,765,028 and $33,894,219 for the years ended December 31, 2012, 2011 and 2010, respectively.  These increases were primarily due to securities transactions and the purchases of manufactured home communities and investment property and equipment.

Net cash provided by financing activities amounted to $62,910,387, $34,491,139 and $28,553,703 for the years ended December 31, 2012, 2011 and 2010, respectively.  These increases were primarily due to proceeds from the issuance of preferred and common stock and new mortgages offset by the principal payments of mortgages and loans and payment of preferred and common dividends.

On February 2, 2012, the Company obtained an $11,400,000 mortgage on Allentown and Clinton Mobile Home Resort from Bank of America, N.A.  On August 1, 2012, the Company obtained a $13,980,000 mortgage on the eleven property transaction from Sun National Bank.  On December 3, 2012, the Company assumed a $2,774,660 mortgage on Twin Oaks from Fannie Mae.

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

The Company has one mortgage totaling approximately $7.4 million that is due in 2013.  Management has extended this loan for two years.

The Company owns approximately 1,130 rental homes. During 2012, revenue from rental homes increased by $11,217,671.  The Company added approximately 190 net rental homes to selected communities to fill demand.  The Company actively pursues to sell these rental homes to existing residents.  The Company estimates that in 2013 it will purchase approximately 150 manufactured homes for rental units total cost of approximately $5,250,000.  Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service.  Excluding expansions and rental home purchases, the Company is budgeting approximately $3,800,000 in capital improvements for 2013.

The Company’s only significant commitments and contractual obligations relate to its mortgages payable, retirement benefits, purchase of property, and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

On March 1, 2013, the Company acquired ten communities, a total of 1,854 sites situated on approximately 400 acres, located in Indiana, Pennsylvania and Michigan, for a purchase price of $67,500,000.

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market.  During 2012, amounts received, including dividends reinvested of $1,390,899, totaled $18,058,038.  During 2012, the Company paid to common shareholders $11,729,798, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2013 will be comparable to 2012.  In addition, the Company also paid $5,068,697 in preferred dividends.

The Company has approximately 800 acres of undeveloped land which it could develop over the next several years. The Company continues to analyze the highest and best use of its vacant land.

As of December 31, 2012, the Company had total assets of $300,281,215 and total liabilities of $125,295,967.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective prospectively, for annual and interim periods, beginning on or after December 15, 2012. The adoption of ASU 2013-02 will not have a material impact on our financial position, results of operations or cash flows.

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

The following table sets forth information as of December 31, 2012, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Weighted Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2013	7,376,497	5.61%	-0-	7,376,497
2014	-0-	-0-	-0-	-0-
2015	-0-	-0-	-0-	-0-
2016	-0-	-0-	-0-	-0-
2017	20,278,035	5.97%	24,725,604	45,003,639
Thereafter	54,917,248	5.47%	1,573,968	56,491,216
Total	$82,571,780	5.60%	$26,299,572	$108,871,352
Estimated Fair Value	$85,875,242		$26,299,572	$112,174,814

The Company’s variable rate long-term debt consists of three mortgage loans with a total balance of $26,299,572 as of December 31, 2012.  Interest rates on these mortgages range from prime plus 1.0% to LIBOR plus 3.25%.  To minimize the variability that changes in interest rates could have on its future cash flows, the Company has entered into two separate interest rate swap agreements.  These interest rate swap agreements have the effect of fixing the interest rates relative to specific mortgage loans totaling approximately $24,700,000.  The unrealized loss in fair value of the interest rate swap agreement amounted to $(377,795) for the year ended December 31, 2012.  The effective fixed interest rates on these loans are 3.89% and 4.39%.

The Company's remaining variable rate debt totals $1,600,000 as of December 31, 2012 which bears interest at prime plus 0.5%.  If prime or LIBOR increased or decreased by 1.0%, the Company believes its interest expense would have increased or decreased by approximately $16,000, based on the balance of the variable rate long-term debt outstanding at December 31, 2012.

The Company also has approximately $10,400,000 in variable rate debt due on demand.  This debt primarily consists of $5,500,000 outstanding on our inventory financing line and $4,900,000 outstanding on our revolving line of credit to finance home sales.  The interest rates on these loans range from 3.73% to 6.78% at December 31, 2012.  The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2012.

The Company invests in both debt and equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.  The Company obtains margin loans secured by these marketable securities.  There was no balance outstanding on the margin loans as of December 31, 2012.  As of December 31, 2012, the value of marketable securities was $57,325,440.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2012	March 31	June 30	September 30	December 31

Total Income	$10,890,946	$11,144,029	$12,186,668	$12,606,121
Total Expenses	10,143,701	10,692,049	11,617,310	11,761,448
Other Income (Expense) (1)	989,320	1,591,029	846,764	475,169
Net Income	1,749,697	2,019,036	1,405,754	1,299,570
Net Income (Loss) Attributable
to Common Shareholders	1,059,378	1,088,321	161,138	(559,498)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.07	0.07	-0-	(0.03)
Diluted	0.07	0.07	-0-	(0.03)

2011	March 31	June 30	September 30	December 31

Total Income	$9,016,454	$9,605,680	$9,664,577	$11,026,643
Total Expenses	7,966,130	8,885,662	9,089,194	10,856,754	(2)
Other Income (Expense) (1)	1,065,976	(501,542)	214,208	373,134
Net Income	2,124,864	235,976	792,877	542,546
Net Income Attributable to
Common Shareholders	2,124,864	(40,152)	102,558	(147,773)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.15	-0-	-0-	(0.01)
Diluted	0.15	-0-	-0-	(0.01)

(1)

Fluctuations are primarily due to the $499,471 bonus payment received in the second quarter of 2012 for rights to drill for oil and gas in one of our communities and to Gain (Loss) on Securities Transactions, net.

(2)

Includes loss relating to unusual flood at Memphis Mobile City.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2012 and 2011.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2012.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

PKF O’Connor Davies, A Division of O’Connor Davies, LLP (“PKF O’Connor Davies”), the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(b)

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited UMH Properties, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

 In our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UMH Properties, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies,
New York, New York	A Division of O’Connor Davies, LLP
March 8, 2013

(c)    Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The Company will file its definitive Proxy Statement for its 2013 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

The following are the Directors and Executive Officers of the Company as of December 31, 2012:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Jeffrey A. Carus	49	Independent Director. Principal of Advalurem Group (2012), Founder and Managing Partner of JAC Partners, LLC (2009 to present) and Founder and Managing Member of JAC Management, LLC (1998 to present). Mr. Carus’ extensive experience in real estate finance and investment is primary among other reasons why Mr. Carus serves on our Board.	2011	II

Anna T. Chew	54	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Interim Chief Financial Officer (March 2012 to July 2012), Treasurer (2010 to present), Chief Financial Officer (1991 to 2010) and Director (1993 to 2004, and 2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Ms. Chew’s extensive public accounting, finance and real estate industry experience is primary among other reasons why Ms. Chew serves on our Board.	1995	III

Eugene W. Landy	79	Chairman of the Board (1995 to present), President (1969 to 1995) and Director. Attorney at Law; President, Chief Executive Officer and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. As our Chairman and Founder, Mr. Landy brings unparalleled experience in real estate investing to our Board.	1969	III

Michael P. Landy	50

Executive Vice President (2010 to present), Vice President – Investments (2001 to 2010) and Director.  Chief Operating Officer (2011 to present), Chairman of the Executive Committee and Executive Vice President (2010 to present), Executive Vice President – Investments (2006 to 2010), Vice President – Investments (2001 to 2006) and Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.  Mr. Landy’s extensive experience in real estate finance, investment, capital markets and operations management is primary among other reasons why Mr. Landy serves on our Board.

			2011	I

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Samuel A. Landy	52	President and Chief Executive Officer (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Landy’s extensive experience in real estate investment, operations management and REIT leadership is primary among other reasons why Mr. Landy serves on our Board.	1992	III

Stuart D. Levy	43	Independent Director. Vice President in the Real Estate Finance Group at Helaba-Landesbank Hessen-Thuringen (2006 to present). Mr. Levy’s extensive real estate background is primary among other reasons why Mr. Levy serves on our Board.	2011	III

James E. Mitchell	72	Independent Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present). Mr. Mitchell’s extensive experience in real estate investment is primary among other reasons why Mr. Mitchell serves on our Board.	2001	I

Richard H. Molke	86	Independent Director. General Partner of Molke Family Limited Partnership (1994 to present). Mr. Molke’s extensive experience as an investor and in management is primary among other reasons why Mr. Molke serves on our Board.	1986	II

Allison Nagelberg	48	General Counsel (2000 to present). Attorney at Law (1989 to present); General Counsel (2000 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	N/A	N/A

Eugene Rothenberg	80	Independent Director. Retired physician; Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Rothenberg’s extensive experience as an investor and in management is primary among other reasons why Mr. Rothenberg serves on our Board.	1977	II

Stephen B. Wolgin	58

Independent Director.  Managing Director of U.S. Real Estate Advisors, Inc. (2000 to present), a real estate advisory services group based in New York; Partner with the Logan Equity Distressed Fund (2007-present); Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis. Mr. Wolgin’s extensive experience as a real estate and finance consultant and experience in the real estate industry are primary among other reasons why Mr. Wolgin serves on our Board.

			2007	I

(1) Class I, II and III Directors have terms expiring in years 2013, 2014 and 2015, respectively.

Family Relationships

There are no family relationships between any of the Directors or executive officers of the Company, except that Samuel A. Landy, President, Chief Executive Officer and a Director of the Company, and Michael P. Landy, Executive Vice President and a Director of the Company, are the sons of Eugene W. Landy, the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen B. Wolgin (Chairman), James E. Mitchell, Richard H. Molke and Eugene Rothenberg.  The Company’s Board of Directors has determined that Stephen B. Wolgin and James E. Mitchell are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the New York Stock Exchange.  The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.umh.com.  In addition, the Audit Committee Charter was filed with the Securities Exchange Commission on May 2, 2011 with the Company’s 2011 Definitive Proxy Statement (DEF 14A).  The charter is reviewed annually for adequacy.

Section 16(a) Beneficial Ownership Reporting Compliance

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics applicable to its Chief Executive Officer and Chief Financial Officer, as well as the Company’s other officers, directors and employees (the Code of Ethics).  The Code of Ethics can be found at the Company’s website at www.umh.com.   In addition, the Code of Ethics was filed with the Securities Exchange Commission on March 11, 2004 with the Company’s December 31, 2003 Form 10-K.  The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: UMH Properties, Inc., Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-C, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9997. The Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

Item 11 – Executive Compensation

The Company will file its definitive Proxy Statement for its 2013 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption "ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the "Committee") of the Board has been appointed to discharge the Board's responsibilities relating to the compensation of the Company's executive officers. The Committee has the overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Committee's primary objectives include serving as an independent and objective party to review such compensation plans, policies and programs.  The Compensation Committee may delegate its responsibilities to a subcommittee of the Compensation Committee. The Compensation Committee has not retained or obtained the advice of a compensation committee consultant for determining or recommending the amount of executive or director compensation.

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2012, as well as certain other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the "named executive officers."

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

The Compensation Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the Chairman of the Board and the President, as well as other named executive officers, including performance goals and objectives.  The Committee annually evaluates performance of these executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative stockholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to named executive officers in prior years. The Committee uses the Residential Sector of the Real Estate Compensation Survey (the survey), produced under the guidance of the National Association of Real Estate Investment Trusts (NAREIT), as a guide to setting compensation levels. Participant company data is not presented in a manner that specifically identifies any named individual or company. This survey details compensation by position type with statistical salary and bonus information for each position. The Company’s salary and bonus amounts are compared to the ranges presented for reasonableness. To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to those executives who meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company's named executive officers. The Chairman of the Board and the President annually review the performance of the other named executive officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option and restricted stock awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from management who work closely with the other named executive officers.

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

Role of Employment Agreements in Determining Executive Compensation

Each of the Company's currently employed named executive officers is a party to an employment agreement.  These agreements provide for base salaries, bonuses and customary fringe benefits.  Other key elements of our compensation program for the named executive officers are stock options, restricted stock awards and perquisites and other benefits.  Each of these is addressed separately below.  In determining initial compensation, the compensation committee considers all elements of a named executive officer’s total compensation package in comparison to current market practices and other benefits.

Shareholder Advisory Vote

One way to determine if the Company’s compensation program reflects the interests of shareholders is through their non-binding vote. At the Annual Meeting of Shareholders held on June 10, 2011, the Company’s shareholders approved by their advisory vote the compensation of the named executive officers. The shareholders also expressed a preference that advisory votes on executive compensation occur every three years.

Consistent with both the Board of Directors’ recommendations and the results of the shareholder vote, the Company’s Board of Directors considered the recommendation of the shareholders and has determined that the Company (i) will not make any material changes to the manner in which executive compensation is awarded, and (ii) will hold advisory votes on the compensation of the Company’s named executive officers every three years.  Accordingly, the next stockholder advisory vote on executive compensation will be held at the Annual Meeting of Shareholders in June 2014.

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

b.

Occupancy to increase 1%, with not more than 10% of the increase being from rentals.  (Bonus of 10% of base salary.)

c.

Acquisition of at least 350 spaces per year.  (Bonus of 7% of base salary.)

Bonuses awarded to the other named executive officers are recommended by the Chairman of the Board and the President and are approved by the Compensation Committee.  The Company believes that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual.  In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, Funds From Operations (FFO), net income, growth in asset size, occupancy and total return to shareholders.  The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with generally accepted accounting principles (U.S. GAAP) excluding gains or losses from sales of property, plus depreciation and amortization.  The Company considers FFO to be a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted it as a performance measure.

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

In fiscal 2012, the Compensation Committee received the recommendations from the President for the number of options or restricted stock to be awarded.  The factors that were considered in awarding the stock options and restricted stock included the following progress that was made by management:

•

Located, acquired and integrated seventeen manufactured home communities without placing undue burden on its liquidity.

•

Raised approximately $57 million in equity through issuance of preferred stock and $18 million in equity via the DRIP.

•

Maintained its cash distributions to shareholders.

•

Increased its occupancy rate.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2012, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year.  Mr. Eugene Landy also received $123,490 of restricted stock and $38,552 in director’s fees, legal fees and fringe benefits.

In evaluating Mr. Eugene Landy’s leadership performance, during 2011, the Committee awarded Mr. Eugene Landy an Outstanding Leadership Achievement Award (Award) in the amount of $250,000 per year for three years. This Award is to recognize Mr. Eugene Landy’s exceptional leadership as Chairman of the Board for over 40 years.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President, including funds from operations.  Mr. Samuel Landy is under an employment agreement with the Company.  His base compensation under this contract was $378,000 for 2012.  Mr. Samuel Landy also received bonuses totaling $89,792, restricted stock of $250,790 and director’s fees and fringe benefits totaling $38,925.  Bonuses were primarily based upon achievement of certain performance goals.

Ms. Anna Chew is under an employment agreement with the Company.  Her base compensation under this contract is $287,385 for 2012.  Ms. Chew also received bonuses totaling $38,025, restricted stock of $123,490 and director’s fees and fringe benefits totaling $41,507.  Bonuses were based on performance, recommended by the President and approved by the Committee.

Ms. Allison Nagelberg is under an employment agreement with the Company.  Her base compensation under this contract is $250,000 for 2012.  Ms. Nagelberg also received bonuses totaling $34,351, restricted stock of $111,700 and fringe benefits of $14,006.  Bonuses were based on performance, recommended by the President and approved by the Committee.

The Committee has also approved the recommendations of the President concerning the other named executives’ annual salaries, bonuses, option and restricted stock grants and fringe benefits.

In addition to its determination of the executive's individual performance levels for 2012, the Committee also compared the executive's total compensation for 2012 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.  The Company’s salary and bonus amounts were compared to the ranges presented for reasonableness.   The Company’s total compensation fell in the lowest range (25th percentile) of this survey.

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

Compensation Committee:

James E. Mitchell

Richard H. Molke

Eugene Rothenberg

Stephen B. Wolgin

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2012, 2011 and 2010 to the Chairman of the Board, President, Vice President, General Counsel and Executive Vice President.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus	Option Awards (7)	Restricted Stock Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Eugene W. Landy	2012	$175,000	$250,000	$ -0-	$123,490 (8)	$58,573	$38,552 (1)	$645,615
Chairman of the	2011	175,000	250,000	-0-	122,760 (8)	69,989	41,500 (1)	659,249
Board	2010	175,000	-0-	-0-	115,100 (8)	57,237	21,250 (1)	368,587

Samuel A. Landy	2012	378,000	89,792	-0-	250,790 (9)	-0-	38,925 (2)	757,507
President and Chief	2011	330,000	88,742	-0-	290,160 (8)	-0-	33,800 (2)	742,702
Executive Officer	2010	315,000	36,538	7,987	287,750 (8)	-0-	34,085 (2)	681,360

Anna T. Chew (5)	2012	287,385	38,025	-0-	123,490 (7)	-0-	41,507 (2)	490,407
Vice President and	2011	273,700	50,525	-0-	122,760 (7)	-0-	33,800 (2)	480,785
Chief Financial Officer	2010	260,600	24,565	-0-	115,100 (7)	-0-	31,050 (2)	431,315

Allison Nagelberg (6)	2012	250,000	34,351	-0-	111,700 (10)	-0-	14,006 (3)	410,057
General Counsel	2011	178,126	41,851	-0-	111,600 (7)	-0-	51,208 (3)	382,785
	2010	178,126	11,851	-0-	57,550 (7)	-0-	40,393 (3)	287,920

Michael P. Landy (11)	2012	51,975	35,000	-0-	123,490 (7)	-0-	29,125 (4)	239,590
Executive Vice	2011	90,463	110,000	-0-	122,760 (7)	-0-	15,750 (4)	338,973
President	2010	65,050	-0-	-0-	115,100 (7)	-0-	-0-	180,150

(1)

Represents Director’s fees of $29,125, $24,000 and $21,250, and legal fees of $-0-, $17,500 and $-0- for 2012, 2011 and 2010, respectively, and fringe benefits.

(2)

Represents Director’s fees of $29,125, $24,000 and $21,250 for 2012, 2011 and 2010, respectively, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(3)

Represents fringe benefits, discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer, and in 2010 and 2011, reimbursement of tuition and fees associated with her pursuit of an Executive MBA degree.

(4)

Represents Director’s fees.

(5)

Prior to July 2012, approximately 25% of her salary compensation was allocated to and reimbursed by MREIC, pursuant to a cost sharing agreement between the Company and MREIC.  Effective July 2012, 100% of her salary compensation is allocated to the Company.

(6)

Prior to July 2012, approximately 25% of her salary compensation was allocated to and reimbursed by MREIC, pursuant to a cost sharing agreement between the Company and MREIC.  Effective July 2012, 50% of her salary compensation is allocated to the Company.

(7)

These values were established using the Black-Scholes stock option valuation model. The following weighted-average assumptions were used in the model for 2010: expected volatility of 23.59%; risk-free interest rate of 2.67%; dividend yield of 8.85%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(8)

These values were established based on the number of shares granted during 2012, 2011 and 2010 at the weighted average fair value on the date of grant of $11.23, $11.16 and $11.51, respectively.

(9)

This value was established based on the number of shared granted during 2012 at the fair value on the date of grant of $9.65.

(10)

This value was established based on the number of shared granted during 2012 at the fair value on the date of grant of $11.17.

(11)

Michael P. Landy, the Company’s Executive Vice President, is an employee of MREIC.  His compensation disclosure can be found in the filings of MREIC.  Prior to July 2012, approximately 30% of his compensation cost was allocated to and reimbursed by the Company for his services, pursuant to a cost sharing arrangement between the Company and MREIC.  Effective July 2012, Mr. Michael P. Landy’s salary is no longer allocated to the Company.  Mr. Michael P. Landy is an inside director.

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

During the years ended December 31, 2012, 2011 and 2010, options to purchase 94,000, 80,000 and 111,000 shares, respectively, were granted. During the years ended December 31, 2012, 2011 and 2010, options to purchase 4,000, 10,000 and -0- shares, respectively, were exercised.  During the years ended December 31, 2012, 2011 and 2010, options to purchase 55,000, 51,000 and 38,000 shares, respectively, were forfeited.

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

The following table sets forth, for the named executive officers in the Summary Compensation Table, information regarding individual grants of restricted stock made during the year ended December 31, 2012:

Name	Grant Date	Number of Shares of Restricted Stock	Grant Date Fair Value per Share	Grant Date Fair Value

Eugene W. Landy	08/31/12	10,000	$11.17	$111,700
Eugene W. Landy	09/14/12	1,000	11.79	11,790
Samuel A. Landy	01/19/12	25,000	9.56	239,000
Samuel A. Landy	09/14/12	1,000	11.79	11,790
Michael P. Landy	08/31/12	10,000	11.17	111,700
Michael P. Landy	09/14/12	1,000	11.79	11,790
Anna T. Chew	08/31/12	10,000	11.17	111,700
Anna T. Chew	09/14/12	1,000	11.79	11,790
Allison Nagelberg	08/31/12	10,000	11.17	111,700

These awards vest over five years.  There were no grants of stock options to the named executive officers during 2012.

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the year ended December 31, 2012:

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($) (1)

Eugene W. Landy	-0-	$-0-	4,707	$53,519
Samuel A. Landy	-0-	-0-	11,444	130,118
Michael P. Landy	-0-	-0-	4,707	53,519
Anna T. Chew	-0-	-0-	4,707	53,519
Allison Nagelberg	-0-	-0-	3,326	37,817

 (1)     Value realized based on the closing price of the shares on the NYSE as of the date of vesting.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at December 31, 2012:

Option Awards					Restricted Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested	Market Value of Shares that have not Vested (1)

Eugene W. Landy					28,292	$292,256

Samuel A. Landy					69,244	$715,291
Samuel A. Landy	6,400	-0-	$17.19	02/01/13
Samuel A. Landy	43,600	-0-	$15.62	02/01/13
Samuel A. Landy	5,800	-0-	$17.21	01/09/14
Samuel A. Landy	44,200	-0-	$15.62	01/09/14
Samuel A. Landy	5,800	-0-	$17.06	01/03/15
Samuel A. Landy	44,200	-0-	$15.51	01/03/15
Samuel A. Landy	7,700	-0-	$12.97	01/08/16
Samuel A. Landy	42,300	-0-	$11.79	01/08/16
Samuel A. Landy	14,000	-0-	$7.12	01/07/17
Samuel A. Landy	61,000	-0-	$6.47	01/07/17
Samuel A. Landy	10,900	-0-	$9.13	01/08/18
Samuel A. Landy	14,100	-0-	$8.30	01/08/18

Anna T. Chew					28,292	$292,256
Anna T. Chew	10,000	-0-	$15.05	07/18/13
Anna T. Chew	10,000	-0-	$15.15	07/21/14
Anna T. Chew	10,000	-0-	$14.21	07/16/15
Anna T. Chew	10,000	-0-	$7.55	09/25/16
Anna T. Chew	10,000	-0-	$7.57	06/22/17

Michael P. Landy					28,292	$292,256
Michael P. Landy	10,000	-0-	$14.21	07/16/15
Michael P. Landy	5,000	-0-	$7.55	09/25/16
Michael P. Landy	5,000	-0-	$7.57	06/22/17

Allison Nagelberg					22,759	$235,100
Allison Nagelberg	5,000	-0-	$14.21	07/16/15

 (1)  Based on the closing price of our common stock on December 31, 2012 of $10.33.  Restricted stock awards vest over 5 years.

Employment Agreements

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board.  Under this agreement, prior to January 1, 2004, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile.  Additionally, there may be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance.  In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly.  On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments.  In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death.  The Employment Agreement automatically renews each year for successive one-year periods.  Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000.  Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years.  On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and MREIC.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

Effective January 1, 2012, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $378,000 for 2012, $396,900 for 2013 and $416,745 for 2014, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy received a restricted stock grant of 25,000 shares in 2012.  In each subsequent calendar year of employment pursuant to the Agreement, restricted stock shall be awarded to Mr. Samuel Landy at the discretion of the Compensation Committee of the Board of Directors.  Mr. Samuel Landy will receive customary fringe benefits, four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

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

Effective January 1, 2012, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $250,000 for 2012, $262,500 for 2013 and $275,625 for 2014, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  Pursuant to this employment agreement, the Company will also pay on behalf of Ms. Nagelberg, all tuition and fees associated with her pursuit of an Executive MBA degree, which was completed in 2012.  The Company will reimburse Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  As an alternative to long-term disability, Employee shall have the option to purchase and/or maintain, and be fully reimbursed for, a short-term disability policy on terms to be approved by the Corporation.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Potential Payments upon Termination of Employment or Change-in-Control

Under the terms of the employment agreements of the named executive officers, such named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control).  These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.    The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at December 31, 2012.

	Voluntary Resignation on 12/31/12	Termination Not for Cause or Good Reason on 12/31/12	Termination for Cause on 12/31/12	Termination Not for Cause or Good Reason (After a Change- in-Control) on 12/31/12	Disability or Death on 12/31/12

Eugene W. Landy	$450,000 (1)	$450,000 (1)	$450,000 (1)	$1,650,000 (2)	$525,000 (3)
Samuel A. Landy	801,545 (4)	801,545 (4)	801,545 (4)	801,545 (4)	801,545 (4)
Anna T. Chew	618,595 (4)	618,595 (4)	-0-	618,595 (4)	618,595 (4)
Allison Nagelberg	538,125 (4)	538,125 (4)	-0-	538,125 (4)	538,125 (4)
Michael P. Landy (5)	-0-	-0-	-0-	-0-	-0-

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

(4)

Represents two year's salary.  The respective employment agreements provides for the greater of the salary due under the remaining term of the agreement or one year.  The respective employment agreements also provide for death benefits of the same amount.

(5)

Michael P. Landy is an employee of MREIC and is subject to an employment agreement with MREIC.  Amounts potentially payable are not included herein.

The Company retains the discretion to compensate any officer upon any future termination of employment or change-in control.

Director Compensation

Prior to September 1, 2012, Directors received a fee of $2,250 for each Board meeting attended, $500 for each Board phone meeting attended, and an additional fixed annual fee of $15,000 payable quarterly.  Directors appointed to board committees received $500 for each committee meeting attended.  Those specific committees are Compensation Committee, Audit Committee and Nominating Committee.

Effective September 1, 2012, Directors receive a fee of $3,125 for each Board meeting attended, $500 for each Board phone meeting attended, and an additional fixed annual fee of $22,500 payable quarterly.  Directors appointed to board committees receive $1,000 for each committee meeting attended.

The table below sets forth a summary of director compensation for the year ended December 31, 2012:

	Fees Earned or Paid in Cash
Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Restricted Stock Awards (4)	Total Fees Earned or Paid in Cash

Ernest Bencivenga (1)	$ -0-	$ 2,250	$ -0-	$ -0-	$ 2,250
Jeffrey A. Carus	18,750	10,375	-0-	11,790	40,915
Charles Kaempffer (2)	18,750	9,875	2,500	-0-	31,125
Stuart Levy	18,750	10,375	-0-	11,790	40,915
James E. Mitchell (3)	18,750	10,375	4,000	11,790	44,915
Richard H. Molke (3)	18,750	10,375	4,000	11,790	44,915
Eugene Rothenberg (3)	18,750	10,375	3,500	11,790	44,415
Stephen B. Wolgin (3)	18,750	10,375	4,500	11,790	45,415

	$ 131,250	$ 74,375	$ 18,500	$ 70,740	$ 294,865

(1)

Mr. Bencivenga passed away in Q1 2012.

(2)

Mr. Kaempffer is an Emeritus director which is a retired director who is not entitled to vote on board resolutions; however he receives directors’ fees for participation in the board meetings.

(3)

Mr. Mitchell, Mr. Molke, Mr. Rothenberg and Mr. Wolgin are members of the audit committee, the compensation committee and the nominating committee.  The Board has determined that Mr. Mitchell and Mr. Wolgin are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially sophisticated” within the meaning of the listing requirements of the NYSE.

(4)

Directors each received a grant of 1,000 shares of restricted common stock under the 2007 Plan. Fair value on the date of grant was $11.79 per share.

(5)

Mr. Eugene W. Landy, Mr. Samuel A. Landy, Mr. Michael P. Landy and Ms. Anna T. Chew are inside directors. As such, their director compensation is included in the Summary Compensation Table.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements described above, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees or a nonqualified deferred compensation plan.  The present value of accumulated benefit of pension benefits for Mr. Eugene W. Landy is $509,259 as of December 31, 2012.  Payments made during 2012 amounted to $50,000.  Mr. Eugene Landy is entitled to receive payments of $50,000 per year through 2013.  The Company’s employees may elect to participate in the Company’s 401(k) Plan.

Compensation Committee Interlocks and Insider Participation

During 2012, the Compensation committee consisted of Mr. Mitchell, Mr. Molke, Mr. Rothenberg and Mr. Wolgin.  No member of the Compensation Committee is a current or former officer or employee of the Company.  In 2012, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on our Board of Directors or the Compensation Committee.

The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in this Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company will file its definitive Proxy Statement for its 2013 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of such Proxy Statement and is incorporated herein by reference.

The following table lists information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2012 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2012 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Wells Fargo and Company 420 Montgomery Street San Francisco, CA 94104	1,087,610(3)	6.36%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	874,816(4)	5.11%
Jeffrey A. Carus	3,133	*
Anna T. Chew	183,421(5)	1.07%
Eugene W. Landy	1,173,711(6)	6.86%
Samuel A. Landy	654,327(7)	3.76%
Michael P. Landy	294,009(8)	1.72%
Stuart Levy	1,019	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

James E. Mitchell	181,053(9)	1.06%
Richard H. Molke	111,789(10)	*
Allison Nagelberg	46,154(11)	*
Eugene D. Rothenberg	87,907(12)	*
Stephen B. Wolgin	11,944(13)	*
UMH 401(k) Plan	187,149(14)	1.09%
Directors and Officers as a Group *Less than 1%	2,935,616	16.79%

___________________________

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on December 31, 2012 which was 17,111,882 Shares.

(3)

Based on Schedule 13G/A as of December 31, 2012, filed by Wells Fargo and Company the company owns 1,087,610 shares.  This filing with the SEC by Wells Fargo and Company indicates that Wells Fargo and Company has sole voting power for 200 Shares and shared voting power for 1,150,670 Shares.  Wells Fargo also has sole dispositive power for 200 Shares and shared dispositive power for 1,523,127 Shares.

(4)

Based on Schedule 13G as of December 31, 2012, filed by BlackRock, Inc. the company owns 874,816 shares.  This filing with the SEC by BlackRock, Inc. indicates that BlackRock, Inc. has sole voting and dispositive power with respect to those Shares.

(5)

Includes (a) 133,421 Shares owned jointly with Ms. Chew’s husband, and (b) 50,000 Shares issuable upon exercise of stock options.  Excludes shares held in the UMH 401(k) Plan.  Ms. Chew is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan.  She, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for 19,307 Shares held by the UMH 401(k) Plan for her benefit.  See Note 14 below for information regarding Shares held by the UMH 401(k) Plan.

(6)

Includes (a) 99,872 Shares owned by Mr. Eugene Landy’s wife, (b) 172,608 Shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 65,913 Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 Shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote, (e) 42,000 Shares held in the Eugene W. Landy Charitable Lead Annuity Trust, a charitable trust for which Mr. Landy has power to vote, (f) 100,000 Shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote, (g) 15,540 Shares held in Windsor Industrial Park Associates for which Mr. Landy has power to vote, and (h) 20,240 Shares held in Juniper Plaza Associates for which Mr. Landy has power to vote.

(7)

Includes (a) 37,921 Shares owned with Mr. Samuel Landy’s wife, (b) 13,925 Shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 6,221 Shares in the Samuel Landy Limited Partnership, and (d) 300,000 Shares issuable upon exercise of stock options.  Excludes shares held in the UMH 401(k) Plan.  Mr. Landy is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan.  He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for 42,391 Shares held by the UMH 401(k) Plan for his benefit.  See Note 14 below for information regarding Shares held by the UMH 401(k) Plan.

(8)

Includes (a) 11,457 Shares owned by Mr. Michael Landy’s wife, and (b) and 42,513 Shares in custodial accounts for Mr. Landy’s minor children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, and (c) 20,000 Shares issuable upon exercise of  stock options.  Excludes 13,916 Shares held in the UMH 401(k) Plan.  See Note 14 below for information regarding Shares held by the UMH 401(k) Plan.

(9)

Includes 138,973 Shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.  In addition to the Common Shares reported Mr. Mitchell also holds 5,000 of the Preferred Shares.

(10)

Includes 50,563 Shares owned by Mr. Molke’s wife.

(11)

Includes (a) 1,000 Shares owned by Ms. Nagelberg’s husband, and (b) 5,000 Shares issuable upon exercise of stock options.   Excludes 3,202 Shares held in the UMH 401(k) Plan.  See Note 14 below for the information regarding Shares held by the UMH 401(k) Plan.

(12)

Includes 56,878 Shares held by Rothenberg Investments, Ltd. in which Dr. Rothenberg has a beneficial interest.

(13)

Includes 474 Shares held in a custodial account for Mr. Wolgin’s minor child under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote.  In addition to the Common Shares reported (a) Mr. Wolgin’s wife holds 200 of the Preferred Shares and (b) Mr.  Wolgin holds 500 of the Preferred Shares.

(14)

Includes 187,149 Shares held by the UMH 401(k) Plan.  Ms. Anna T. Chew and Mr. Samuel A. Landy have shared voting power but no dispositive power over the Common Shares held by the UMH 401(k) Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The Company will file its definitive Proxy Statement for its 2013 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 15(a)(1)(vi), Note 8 of the Notes to Consolidated Financial Statements – Related Party Transactions.

No director, executive officer, or any immediate family member of such director or executive officer may enter into any transaction or arrangement with the Company without the prior approval of the Board of Directors.  The Board of Directors will appoint a Business Judgment Committee consisting of independent directors who are also independent of the transaction or arrangement.  This Committee will recommend to the Board of Directors approval or disapproval of the transaction or arrangement.  In determining whether to approve such a transaction or arrangement, the Business Judgment Committee will take into account, among other factors, whether the transaction was on terms no less favorable to the Company than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement.  Additionally, the Company’s Code of Business Conduct and Ethics, which is found at the Company’s website at www.umh.com, provides a method of notifying and reporting in the event of a potential or apparent conflict of interest.  Further, to identify related party transactions, the Company submits and requires our directors and executive officers to complete director and officer questionnaires identifying any transactions with the Company in which the director, executive officer or their immediate family members have an interest.

See identification of independent directors under Item 10 and committee members under Item 11.

Item 14 – Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its 2013 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PKF O’Connor Davies served as the Company’s independent registered public accounting firm for the years ended December 31, 2012 and 2011.  The following are fees billed by and accrued to PKF O’Connor Davies in connection with services rendered:

	2012	2011

Audit Fees	$150,000	$140,500
Audit Related Fees	74,798	38,450
Tax Fees	44,150	40,000
All Other Fees	-0-	-0-
Total Fees	$268,948	$218,950

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

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) (1)		The following Financial Statements are filed as part of this report.
Page(s)

	(i)	(a) Report of Independent Registered Public Accounting Firm	67

	(ii)	Consolidated Balance Sheets as of December 31, 2012 and 2011	68-69

	(iii)	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010	70-71

	(iv)	Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010	72

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010	73-74

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	75

	(vi)	Notes to Consolidated Financial Statements	76-102

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2012	103-109

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

(3)		Articles of Incorporation and By-Laws

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

	3.3	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

	3.4	Amendment to Bylaws (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2008, Registration No. 001-12690).

	3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

	3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

	3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

	3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.9

Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

	3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1

Specimen certificate of common stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2

Specimen certificate representing the Series A Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on February 28, 2012, Registration No. 001-12690).

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

10.4

Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008  (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.5

Employment Agreement with Mr. Samuel A. Landy effective January 1, 2012 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 5, 2012, Registration No. 001-12690).

10.6

Amendment to Employment Agreement with Mr. Samuel A. Landy dated January 18, 2012 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 20, 2012, Registration No. 001-12690).

10.7

Employment Agreement with Ms. Anna T. Chew effective January 1, 2012 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 5, 2012, Registration No. 001-12690).

10.8

Employment Agreement with Ms. Allison Nagelberg effective January 1, 2012 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 5, 2012, Registration No. 001-12690).

10.9

Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on July 3, 2012, Registration No. 333-182525).

10.10

UMH Properties, Inc. 2003 Stock Option and Stock Award Plan, as amended and restated (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 6, 2010, Registration No. 001-12690).

10.11

Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

Exhibit No.	Description

(14)	Code of Business Conduct and Ethics (incorporated by reference to the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004, Registration No. 001-12690).

(21)	Subsidiaries of the Registrant.

(23)	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Audit Committee Charter, as amended January 16, 2008 (incorporated by reference to the Company’s 2011 Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 2, 2011, Registration No. 001-12690).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UMH Properties, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies,
New York, New York	A Division of O’Connor Davies, LLP
March 8, 2013

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 and 2011

-ASSETS-	2012	2011

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 22,010,714	$ 17,869,214
Site and Land Improvements	186,474,330	141,336,346
Buildings and Improvements	7,176,980	5,436,622
Rental Homes and Accessories	37,828,031	26,610,360
Total Investment Property	253,490,055	191,252,542
Equipment and Vehicles	9,495,379	8,825,662
Total Investment Property and Equipment	262,985,434	200,078,204
Accumulated Depreciation	(73,270,257)	(66,555,081)
Net Investment Property and Equipment	189,715,177	133,523,123

OTHER ASSETS
Cash and Cash Equivalents	11,035,824	8,798,023
Securities Available for Sale at Fair Value	57,325,440	43,298,214
Inventory of Manufactured Homes	11,855,080	10,188,747
Notes and Other Receivables, net	22,713,864	21,325,854
Unamortized Financing Costs	1,473,454	1,319,119
Prepaid Expenses	910,875	627,607
Land Development Costs	5,251,501	4,863,849
Total Other Assets	110,566,038	90,421,413

TOTAL ASSETS	$ 300,281,215	$ 223,944,536

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2012 and 2011

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	2012	2011

LIABILITIES:
MORTGAGES PAYABLE	$ 108,871,352	$ 90,282,010

OTHER LIABILITIES:
Accounts Payable	1,070,021	688,672
Loans Payable	10,441,605	23,949,831
Accrued Liabilities and Deposits	3,609,615	2,246,081
Tenant Security Deposits	1,303,374	900,737
Total Other Liabilities	16,424,615	27,785,321
Total Liabilities	125,295,967	118,067,331

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $.10 per share, 3,663,800 and 1,380,000 shares authorized, 3,663,800 and 1,338,800 shares issued and outstanding as of December 31, 2012 and 2011, respectively	91,595,000	33,470,000
Common Stock - $.10 par value per share, 42,000,000 and 28,000,000 shares authorized; 17,111,882 and 15,252,839 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1,711,188	1,525,284
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	76,110,692	69,088,409
Accumulated Other Comprehensive Income	6,236,161	2,461,305
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	174,985,248	105,877,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 300,281,215	$ 223,944,536

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010

INCOME:
Rental and Related Income	$ 38,012,231	$ 32,990,219	$ 27,877,470
Sales of Manufactured Homes	8,815,533	6,323,135	6,133,494

Total Income	46,827,764	39,313,354	34,010,964

EXPENSES:
Community Operating Expenses	20,564,286	17,758,332	14,870,694
Cost of Sales of Manufactured Homes	7,903,678	5,747,963	5,721,977
Selling Expenses	2,152,701	2,104,077	1,718,719
General and Administrative	4,564,272	3,559,824	2,994,849
Stock Compensation Expense	573,244	295,042	101,004
Franchise Taxes	237,000	125,000	150,000
Loss Relating to Flood	-0-	984,701	-0-
Acquisition Costs	862,169	260,463	447,577
Depreciation Expense	7,357,158	5,962,338	4,516,026

Total Expenses	44,214,508	36,797,740	30,520,846

OTHER INCOME (EXPENSE):
Interest Income	2,027,969	1,991,180	2,817,059
Dividend Income	3,243,592	2,512,057	1,762,609
Gain on Securities Transactions, net	4,092,585	2,692,649	3,931,880
Other Income	643,588	77,375	68,843
Interest Expense	(5,803,172)	(5,744,567)	(5,183,296)
Amortization of Financing Costs	(302,280)	(376,918)	(210,054)

Total Other Income (Expense)	3,902,282	1,151,776	3,187,041

Income Before Gain (Loss) on Sales of Investment Property and Equipment	6,515,538	3,667,390	6,677,159
Gain (Loss) on Sales of Investment Property and Equipment	(41,481)	28,873	(8,244)

NET INCOME	6,474,057	3,696,263	6,668,915

Less: Preferred Dividend	4,724,718	1,656,766	-0-

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ 1,749,339	$ 2,039,497	$ 6,668,915

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010

Basic Income Per Share:

Net Income	$0.40	$0.25	$0.52
Less: Preferred Dividend	(0.29)	(0.11)	-0-
Net Income Attributable to Common Shareholders	$0.11	$0.14	$0.52

Diluted Income Per Share:

Net Income	$0.40	$0.25	$0.52
Less: Preferred Dividend	(0.29)	(0.11)	-0-
Net Income Attributable to Common Shareholders	$0.11	$0.14	$0.52

Weighted Average Shares Outstanding:

Basic	16,197,339	14,506,679	12,767,904
Diluted	16,260,225	14,562,018	12,822,644

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	2012	2011	2010

Net Income	$6,474,057	$3,696,263	$6,668,915

Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	8,245,236	(1,296,427)	8,167,954
Reclassification Adjustment for Net Gains Realized in Income	(4,092,585)	(2,692,649)	(3,931,880)
Change in Fair Value of Interest Rate Swap Agreements	(377,795)	-0-	-0-

Comprehensive Income (Loss)	10,248,913	(292,813)	10,904,989
Less: Preferred Dividend	(4,724,718)	(1,656,766)	-0-

Comprehensive Income (Loss) Attributable to Common Shareholders	$5,524,195	($1,949,579)	$10,904,989

See Accompanying Notes to the Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

				Additional
	Common Stock Issued		Preferred	Paid-In
	Number	Amount	Stock	Capital

Balance December 31, 2009	12,081,452	$1,208,145	$-0-	$53,217,203

Common Stock Issued with the DRIP*	1,560,173	156,018	-0-	14,010,342
Common Stock Issued through Restricted Stock Awards	60,000	6,000	-0-	(6,000)
Distributions	-0-	-0-	-0-	(2,547,547)
Stock Compensation Expense	-0-	-0-	-0-	101,004
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-

Balance December 31, 2010	13,701,625	1,370,163	-0-	64,775,002

Common Stock Issued with the DRIP*	1,467,214	146,721	-0-	13,792,270
Common Stock Issued through Restricted Stock Awards	74,000	7,400	-0-	(7,400)
Common Stock Issued through Stock Options	10,000	1,000	-0-	74,600
Preferred Stock Issued through Direct Placement	-0-	-0-	33,470,000	(1,615,672)
Distributions	-0-	-0-	-0-	(8,225,433)
Stock Compensation Expense	-0-	-0-	-0-	295,042
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-

Balance December 31, 2011	15,252,839	1,525,284	33,470,000	69,088,409

Common Stock Issued with the DRIP*	1,780,043	178,004	-0-	17,880,034
Common Stock Issued through Restricted Stock Awards	75,000	7,500	-0-	(7,500)
Common Stock Issued through Stock Options	4,000	400	-0-	29,840
Preferred Stock Issued through Underwritten Public Offering , net	-0-	-0-	26,875,000	(1,172,782)
Preferred Stock Issued through Direct Placement, net	-0-	-0-	31,250,000	(699,705)
Distributions	-0-	-0-	-0-	(9,580,848)
Stock Compensation Expense	-0-	-0-	-0-	573,244
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2012	17,111,882	$1,711,188	$91,595,000	$76,110,692

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

	Accumulated	Undistributed
	Other	Income	Total
	Comprehensive	(Accumulated	Shareholders’
	Income (Loss)	Deficit)	Equity

Balance December 31, 2009	$2,214,307	$(667,793)	55,971,862

Common Stock Issued with the DRIP*	-0-	-0-	14,166,360
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-
Distributions	-0-	(6,668,915)	(9,216,462)
Stock Compensation Expense	-0-	-0-	101,004
Net Income	-0-	6,668,915	6,668,915
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	4,236,074	-0-	4,236,074

Balance December 31, 2010	6,450,381	(667,793)	71,927,753

Common Stock Issued with the DRIP*	-0-	-0-	13,938,991
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	75,600
Preferred Stock Issued through Direct Placement	-0-	-0-	31,854,328
Distributions	-0-	(3,696,263)	(11,921,696)
Stock Compensation Expense	-0-	-0-	295,042
Net Income	-0-	3,696,263	3,696,263
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	(3,989,076)	-0-	(3,989,076)

Balance December 31, 2011	2,461,305	(667,793)	105,877,205

Common Stock Issued with the DRIP*	-0-	-0-	18,058,038
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	30,240
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	25,702,218
Preferred Stock Issued through Direct Placement, net	-0-	-0-	30,550,295
Distributions	-0-	(6,474,057)	(16,054,905)
Stock Compensation Expense	-0-	-0-	573,244
Net Income	-0-	6,474,057	6,474,057
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	4,152,651	-0-	4,152,651
Interest Rate Swaps	(377,795)	-0-	(377,795)

Balance December 31, 2012	$6,236,161	$(667,793)	$174,985,248

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 6,474,057	$ 3,696,263	$ 6,668,915
Non-Cash Adjustments:
Depreciation	7,357,158	5,962,338	4,516,026
Amortization of Financing Costs	302,280	376,918	210,054
Stock Compensation Expense	573,244	295,042	101,004
Provision for Uncollectible Notes and Other Receivables	745,993	461,668	471,815
Gain on Securities Transactions, net	(4,092,585)	(2,692,649)	(3,931,880)
(Gain) Loss on Sales of Investment Property & Equipment	41,481	(28,873)	8,244

Changes in Operating Assets and Liabilities -
Inventory of Manufactured Homes	(1,666,333)	385,493	(2,558,030)
Notes and Other Receivables	(2,134,003)	(188,442)	298,247
Prepaid Expenses	(283,268)	108,466	(87,778)
Accounts Payable	381,349	(59,805)	438,312
Accrued Liabilities and Deposits	985,739	(23,811)	95,476
Tenant Security Deposits	402,637	118,284	251,346
Net Cash Provided by Operating Activities	9,087,749	8,410,892	6,481,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(47,600,000)	(17,500,000)	(37,279,400)
Purchase of Investment Property and Equipment	(16,975,016)	(6,846,921)	(7,944,034)
Proceeds from Sales of Investment Property and Equipment	1,069,516	709,234	329,567
Additions to Land Development Costs	(472,845)	(290,177)	(235,106)
Purchase of Securities Available for Sale	(21,941,884)	(21,100,859)	(6,019,906)
Proceeds from Sales of Securities Available for Sale	16,159,894	5,263,695	17,254,660
Net Cash Used by Investing Activities	(69,760,335)	(39,765,028)	(33,894,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	28,154,660	25,020,000	22,478,250
Net Proceeds from Short-Term Borrowings	-0-	1,713,668	3,571,123
Principal Payments of Mortgages and Loans	(23,073,544)	(25,553,767)	(1,981,423)
Financing Costs on Debt	(456,615)	(635,985)	(464,145)
Proceeds from Issuance of Common Stock, net of reinvestments	16,667,139	12,310,484	12,791,029
Proceeds from Issuance of Preferred Stock, net of offering costs	56,996,101	31,854,328	-0-
Proceeds from Exercise of Stock Options	30,240	75,600	-0-
Preferred Dividends Paid	(5,068,697)	(1,426,659)	-0-
Common Dividends Paid, net of Reinvestments	(10,338,897)	(8,866,530)	(7,841,131)
Net Cash Provided by Financing Activities	62,910,387	34,491,139	28,553,703

Net Increase In Cash and Cash Equivalents	2,237,801	3,137,003	1,141,235
Cash and Cash Equivalents at Beginning of Year	8,798,023	5,661,020	4,519,785

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 11,035,824	$ 8,798,023	$ 5,661,020

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

NOTE 1 – ORGANIZATION

UMH Properties, Inc. (the Company) operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  As of December 31, 2012, the Company owns and operates fifty-seven manufactured home communities containing approximately 10,600 developed sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. Inherent in the operation of manufactured home communities is site vacancies.  S&F was established to fill these vacancies and potentially enhance the value of the communities.  The Company also owns a portfolio of investment securities.

On March 1, 2013, the Company acquired 10 manufactured home communities for approximately $67.5 million. These 10 all-age communities total 1,854 sites and are situated on approximately 400 acres. There are five communities located in Indiana, four communities located in Pennsylvania, and one community located in Michigan. The average occupancy for these communities is approximately 85%.  With this purchase, UMH currently owns sixty-seven manufactured home communities consisting of approximately 12,500 developed sites.

The Company was incorporated in the state of New Jersey in 1968.  On September 29, 2003, the Company changed its state of incorporation from New Jersey to Maryland.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

As of December 31, 2012, the Company owns and operates fifty-seven manufactured home communities containing approximately 10,600 developed sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee and Indiana.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Carsons	Chambersburg, Pennsylvania
Cedarcrest	Vineland, New Jersey
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Village	Columbia, Tennessee
Countryside Estates	Muncie, Indiana
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Athens, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
D & R Village	Clifton Park, New York
Fairview Manor	Millville, New Jersey
Forest Park Village	Cranberry Township, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Frieden Manor	Schuylkill Haven, Pennsylvania
Green Acres	Chambersburg, Pennsylvania
Heather Highlands	Inkerman, Pennsylvania
Highland Estates	Kutztown, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Maple Manor	Taylor, Pennsylvania
Meadowood	New Middletown, Ohio
Memphis Mobile City	Memphis, Tennessee
Monroe Valley	Jonestown, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mountaintop	Narvon, Pennsylvania
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Falls, Ohio
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Suburban Estates	Greensburg, Pennsylvania
Sunny Acres	Somerset, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Falls, Ohio
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Waterfalls Village	Hamburg, New York
Weatherly Estates	Lebanon, Tennessee
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Wood Valley	Caledonia, Ohio

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost.  Depreciation for Sites and Building (15 to 27.5 years) is computed principally on the straight-line method over the estimated useful lives of the assets.  Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles (3 to 27.5 years) is computed principally on the straight-line method.  Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements.  Interest Expense pertaining to Land Development Costs are capitalized.  Maintenance and Repairs are charged to expense as incurred and improvements are capitalized.  The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s results of operations.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21.  The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures.  The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2012, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Acquisitions

The Company accounts for acquisitions in accordance with Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805).  ASC 805 requires that transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions be expensed as incurred.

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

Securities Available for Sale

Investments in non-real estate assets consist of marketable securities of other REIT’s, which are composed of common and preferred stock.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  held-to-maturity, trading and available-for-sale.  As of December 31, 2012 and 2011, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  The changes in unrealized net holding gains are reflected as comprehensive income.

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

Accounts, Notes and Other Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan or lease agreements.  The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  Total notes receivables at December 31, 2012 and 2011 was $21,941,912 and $19,687,511, respectively.  At December 31, 2012 and 2011, the reserves for uncollectible accounts, notes and other receivables were $937,995 and $812,521, respectively.  For the years ended December 31, 2012, 2011 and 2010, the provisions for uncollectible notes and other receivables were $745,993, $461,668 and $471,815, respectively.  Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2012, 2011 and 2010 amounted to $620,519, $522,841 and $837,530, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly.  The average interest rate on these loans is approximately 10%.  The average maturity is approximately 10 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized on a straight-line basis over the term of the related obligations, which is not materially different than the effective interest method.  Unamortized costs are charged to expense upon prepayment of the obligation.  As of December 31, 2012 and 2011, accumulated amortization amounted to $818,120 and $702,460, respectively.  The Company estimates that aggregate amortization expense will be approximately $260,000 for 2013, $227,000 for 2014, $221,000 for 2015, $221,000 for 2016 and $159,000 for 2017.

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

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 12/30/12

Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$11,112,757
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$13,612,847

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage.  The interest rate swap agreements are net settled monthly.  The Company has designated these derivatives as cash flow hedges and have recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 14 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets.  To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in interest expense.  Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.  As of December 31, 2012, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges.  As a result, the fair value of these derivatives of $(377,795) was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured home sites.  The Company also owns approximately 1,130 rental units which are rented to residents.  Rental and related income is recognized on the accrual basis over the term of the lease, which is typically one year or less.

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period (16,197,339, 14,506,679 and 12,767,904 in 2012, 2011 and 2010, respectively).  Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (16,260,225, 14,562,018 and 12,822,644 in 2012, 2011 and 2010, respectively) (See Note 6).  Options in the amount of 62,886, 55,339 and 54,740 for 2012, 2011 and 2010, respectively, are included in the diluted weighted average shares outstanding.  As of December 31, 2012, 2011 and 2010, options to purchase 586,000, 547,000 and 518,000 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date.  Compensation costs of $573,244, $295,042 and $101,004 have been recognized in 2012, 2011 and 2010, respectively.  During 2012, compensation costs included a one-time charge of $123,490 for restricted stock grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date.  Included in Note 6 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

Income Tax

The Company has elected to be taxed as a REIT under the applicable provisions of Sections 856 to 860 of the Internal Revenue Code.  Under such provisions, the Company will not be taxed on that portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.  The Company is subject to franchise taxes in some of the states in which the Company owns property.

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2012.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of December 31, 2012, the tax years 2008 through and including 2012 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) consists of the change in unrealized gains or losses on securities available for sale and the change in the fair value of derivatives.  Comprehensive income is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Reclassifications

Certain amounts in the financial statements for the prior year have been reclassified to conform to the financial statement presentation for the current year.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective prospectively, for annual and interim periods, beginning on or after December 15, 2012. The adoption of ASU 2013-02 will not have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions in 2012

On January 12, 2012, the Company acquired Countryside Estates, a 90-site manufactured home community from an unrelated entity, situated on approximately 64 acres, located in Muncie, Indiana, for a purchase price of $2,100,000.  This community was originally licensed for over 200 sites and is being built in phases.  Upon completion, it will ultimately be approximately 205 sites.  At acquisition, the occupancy for this community was 79%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On July 26, 2012, the Company acquired Meadowood, a 123-site manufactured home community from an unrelated entity, situated on approximately 20 acres, located in New Middletown, Ohio, for a purchase price of $3,400,000.  At acquisition, the occupancy for this community was 88%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On August 1, 2012, the Company completed the acquisition of eleven manufactured home communities from ARCPA Properties LLC and ARCML06 LLC, both unrelated entities of the Company, for an aggregate purchase price of $28,250,000.  These communities total 968 sites on 200 acres, ten in Pennsylvania and one in New York.  The communities are Carsons, Chambersburg I & II, Chelsea, Collingwood, Crestview, Frieden Manor, Green Acres, Monroe Valley, Mountaintop, Valley View Ephrata I and Valley View Ephrata II.  The average occupancy for these communities is approximately 92%.  The Company obtained a $13,980,000 mortgage on the eleven property transaction from Sun National Bank, borrowed $6,200,000 on its margin line, and paid the remaining amount in cash.

On September 12, 2012, the Company acquired two manufactured home communities, Colonial Heights and Southern Terrace from an unrelated entity, both located in Ohio for a total purchase price of $5,900,000.  These two communities total 280 sites situated on approximately 62 acres.  At acquisition, the average occupancy for these communities was approximately 89%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On December 3, 2012, the Company acquired Twin Oaks from an unrelated entity, a 141-site manufactured home community situated on approximately 21 acres, located in Olmsted Falls, Ohio, for a purchase price of $4,350,000.  At acquisition, the occupancy for this community was 89%.  The Company assumed a $2,774,660 mortgage from Fannie Mae.  This mortgage is at a fixed interest rate of 5.75% and matures on December 1, 2019.

On December 19, 2012, the Company acquired Olmsted Falls from an unrelated entity, a 125-site manufactured home community situated on approximately 14 acres, located in Olmsted Falls, Ohio, for a purchase price of $3,600,000.  At acquisition, the occupancy for this community was 96%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

Acquisitions in 2011

On June 29, 2011, the Company acquired three manufactured home communities from ARCPA Properties, LLC, an unrelated entity, for a total purchase price of $13,300,000.  The purchase price also included rental homes and equipment.  These three all-age communities, Countryside Village in Columbia, Tennessee, Shady Hills in Nashville, Tennessee, and Trailmont in Goodlettsville, Tennessee, total 693 developed sites situated on 209 acres.  At acquisition, the average occupancy for these communities was approximately 73%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On October 28, 2011, the Company acquired Clinton Mobile Home Resort from an unrelated entity, for a total purchase price of $3,450,000.  This 55 and older community, located in Tiffin, Ohio, has a total of 116 developed sites situated on 24 acres.   At acquisition, the occupancy for this community was 98%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

On December 14, 2011, the Company acquired City View from an unrelated entity, for a total purchase price of $750,000.  This all-age community, located in Lewistown, Pennsylvania, has a total of 59 developed sites situated on 22 acres.  At acquisition, the occupancy for this community was 75%.  The Company used proceeds from the preferred stock offering to finance this acquisition.

See Note 17 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Accounting Standards Codification (ASC) 805-10, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”.  Accordingly, acquisition costs incurred, which would have previously been capitalized, are expensed currently.  The Company has recognized $862,169, $260,463 and $447,577 in professional fees and other acquisition costs in our results of operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Other

Many oil and gas companies compete for the opportunity to drill for oil and gas.  Successful bidders pay an upfront purchase price (“bonus payment”).  On May 23, 2012, the Company received a bonus payment of $499,471 at one of its communities, which has been recorded as Other Income.  This amount is not refundable and has been earned since the Company has no further obligation relating to it.  In addition to this upfront bonus payment, the Company entered into an agreement (“Lease”) whereby the oil and gas company may remove the oil and gas from the property, provided that it pays the Company a 20% fee (“royalty”) based on the amount of the oil and gas removed.  The initial term of the Lease is for five years, with an option to extend for an additional five years under the same terms and conditions as contained in the original lease.

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2012	December 31, 2011

Site and Land Improvements	$ 56,262,656	$ 50,997,031
Buildings and Improvements	2,685,623	2,505,536
Rental Homes and Accessories	6,710,323	5,491,526
Equipment and Vehicles	7,611,655	7,560,988
Total Accumulated Depreciation	$ 73,270,257	$ 66,555,081

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist of common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

As of December 31, 2012 and 2011, the Company’s securities are all classified as available-for-sale.  See Note 14 for Fair Value Measurements.

The following is a listing of securities available for sale at December 31, 2012:

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value

Equity Securities:
Preferred Stock:
American Land Lease, Inc.	A	7.750%	46,200	$397,547	$1,113,420
Ashford Hospitality Trust	E	9.000%	21,600	540,021	578,880
Ashford Hospitality Trust	A	8.550%	10,000	251,205	252,500
Campus Crest	A	8.000%	10,000	250,000	259,200
CapLease Inc.	A	8.125%	14,000	293,473	350,700
CapLease Inc.	B	8.375%	48,000	1,200,752	1,257,120
CBL & Associates Properties	D	7.375%	3,000	68,126	75,150
Cedar Realty Trust Inc.	A	8.875%	2,268	56,976	57,403
Cedar Realty Trust Inc.	B	7.250%	20,370	483,594	498,054
Chesapeake Lodging	A	7.750%	20,000	500,000	529,000
Corporate Office Properties Trust	L	7.375%	20,000	502,800	502,800
Cousins Properties	B	7.500%	3,500	82,146	87,570
Digital Realty Trust Inc.	E	7.000%	4,000	100,000	106,680
Dupont Fabros Technology, Inc.	A	7.875%	26,412	657,703	703,877

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value

Dupont Fabros Technology, Inc.	B	7.625%	20,000	500,000	531,380
EPR Properties	F	6.625%	10,000	250,000	246,000
Commonwealth REIT	D	6.500%	35,000	431,643	807,800
Istar Financial, Inc.	I	7.500%	10,500	190,597	228,375
Istar Financial, Inc.	D	8.000%	1,500	30,756	33,495
Istar Financial, Inc.	E	7.875%	11,000	203,221	243,430
Kilroy Realty Corp	G	6.875%	20,000	500,000	518,200
Kite Realty Group Trust	A	8.250%	62,000	1,527,328	1,590,300
Lasalle Hotel Properties	H	7.500%	32,000	784,172	824,000
Lexington Realty Trust	C	6.500%	6,000	247,860	284,701
Lexington Realty Trust	D	7.750%	1,500	36,329	37,650
MPG Office Trust, Inc.	A	7.625%	12,000	13,560	253,200
Parkway Properties, Inc.	D	8.000%	13,400	331,241	335,243
Pennsylvania Real Estate Trust	A	8.250%	94,000	2,350,885	2,470,320
Pennsylvania Real Estate Trust	B	7.375%	40,000	1,000,000	1,010,940
Retail Properties of America	A	7.000%	10,000	250,000	246,500
Stag Industrial, Inc.	A	9.000%	9,000	224,885	242,595
Summit Hotel Properties, Inc	B	7.875%	20,000	500,000	506,200
Sun Communities, Inc.	A	7.125%	20,000	500,000	501,998
Terreno Realty Corporation	A	7.750%	20,000	500,000	518,600
Urstadt Biddle	F	7.125%	15,000	375,000	389,370
Vornado Realty Trust	D	7.875%	4,000	96,112	108,319
Total Preferred Stock				$16,227,932	$18,300,970

Common Stock:
Getty Realty Corp.			135,700	$ 2,833,601	$2,450,742
Gladstone Commercial Corporation			80,500	1,404,133	1,444,975
Government Properties Income Trust			30,000	681,529	719,100
Commonwealth REIT			300,000	5,523,942	4,752,000
Mack-Cali Realty Group			40,000	1,103,392	1,044,400
Medical Properties Trust Inc			67,000	630,427	801,320
Monmouth Real Estate Investment Corporation (1)			1,767,147	14,521,198	18,307,641
Nobility Homes			20,000	158,200	98,000
Omega Healthcare REIT Investors			45,000	746,936	1,073,250
One Liberty Properties, Inc.			30,000	446,025	608,700
Parkway Properties, Inc.			10,000	134,799	139,900
Pennsylvania Real Estate Investment Trust			140,000	1,460,129	2,469,600
Select Income Real Estate Investment Trust			132,387	3,204,612	3,279,226
Senior Housing Properties Trust			60,000	1,291,280	1,418,400
Urstadt Biddle Properties Incorporated			21,200	343,350	417,216
Total Common Stock				34,483,553	39,024,470

Total Securities Available for Sale				$50,711,485	$57,325,440

(1)  Related entity – See Note 8.

The following is a listing of securities available for sale at December 31, 2011:

		Interest	Number of		Market
	Series	Rate	Shares	Cost	Value

Equity Securities:
Preferred Stock:
American Land Lease, Inc.	A	7.750%	46,200	$397,547	$1,004,850
Ashford Hospitality Trust	E	9.000%	24,000	600,063	584,400
Ashford Hospitality Trust	A	8.550%	10,000	251,205	242,700
CapLease Inc.	A	8.125%	14,000	293,473	336,420
CBL & Associates Properties	D	7.375%	3,000	68,126	71,040
CBL & Associates Properties	C	7.750%	15,000	359,011	373,350
Cogdell Spencer	A	8.500%	30,200	752,642	764,060
Commonwealth REIT	D	6.500%	55,000	630,698	1,115,950
Cousins Properties	B	7.500%	3,500	82,146	84,630
Developers Diversified Realty Corporation	I	7.500%	4,000	43,755	98,120
Digital Realty Trust Inc.	E	7.000%	4,000	100,000	102,400
Dupont Fabros Technology, Inc.	A	7.875%	26,412	657,703	663,205
Entertainment Properties REIT	D	7.375%	1,000	24,636	24,940
Equity Lifestyle Properties, Inc.	A	8.034%	22,500	562,390	569,475
iStar Financial Inc.	I	7.500%	10,500	190,597	145,740
iStar Financial Inc.	D	8.000%	1,500	30,756	22,785
iStar Financial Inc.	E	7.875%	11,000	203,221	159,060
Kite Realty Group Trust	A	8.250%	63,000	1,552,348	1,459,080
LaSalle Hotel Properties	H	7.500%	32,000	784,172	783,360
LaSalle Hotel Properties	D	7.500%	3,797	95,034	91,318
Lexington Realty Trust	B	8.050%	25,000	502,222	623,750
Lexington Realty Trust	C	6.500%	6,000	247,860	251,940
Lexington Realty Trust	D	7.550%	1,500	36,329	36,442
MPG Office Trust, Inc.	A	7.625%	12,000	13,560	149,880
Parkway Properties, Inc.	D	8.000%	13,400	331,241	310,344
STAG Industrial, Inc.	A	9.000%	9,000	224,885	225,450
Vornado Realty Trust	D	7.875%	4,000	96,111	109,920
Total Preferred Stock				9,131,731	10,404,609

Common Stock:
Commonwealth REIT			140,000	2,942,699	2,329,600
Getty Realty Corp.			105,700	2,370,708	1,474,515
Gladstone Commercial Corporation			60,000	1,041,990	1,053,000
Monmouth Real Estate Investment Corporation (1)			1,726,254	14,111,176	15,795,213
Nobility Homes, Inc.			20,000	158,200	104,000
Omega Healthcare REIT Investors			45,000	746,936	870,750
One Liberty Properties, Inc.			30,000	446,025	495,000
Pennsylvania Real Estate Investment Trust			455,000	4,542,158	4,750,200
ProLogis			22,320	537,572	638,129
Stag Industrial Inc.			337,500	3,945,136	3,871,125
Sun Communities, Inc.			30,900	519,228	1,128,777
Urstadt Biddle Properties Incorporated			21,200	343,350	383,296
Total Common Stock				31,705,178	32,893,605

Total Securities Available for Sale				$40,836,909	$43,298,214

(1)  Related entity – See Note 8.

As of December 31, 2012, the Company had 6 securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at December 31, 2012:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$492,500	($7,500)	$ -0-	$ -0-
Common Stock	5,894,400	(891,134)	2,450,742	(382,859)

Total	$6,386,900	($898,634)	$2,450,742	$ (382,859)

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

3	$1,536,900	($66,492)	Less than or equal to 10%
2	7,202,742	(1,154,801)	Less than or equal to 20%
1	98,000	(60,200)	Less than or equal to 40%

6	$8,837,642	($1,281,493)

The Company has determined that these securities are temporarily impaired as of December 31, 2012.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  The Company had total net unrealized gains on its securities portfolio of $6,613,956 as of December 31, 2012.

During the years ended December 31, 2012, 2011 and 2010, the Company received proceeds of $16,159,894, $5,263,695 and $17,254,660, on sales or redemptions of securities available for sale, respectively.  The Company recorded the following Gain (Loss) on Securities Transactions, net:

	2012	2011	2010

Gross realized gains	$4,092,585	$2,692,649	$3,970,927
Gross realized losses	-0-	-0-	(39,047)
Impairment loss	-0-	-0-	-0-

Total Gain (Loss) on Securities Transactions, net	$4,092,585	$2,692,649	$3,931,880

As of December 31, 2012, 2011 and 2010, the securities portfolio had unrealized net gains of $6,613,956, $2,461,305 and $6,450,381, respectively.

The Company had margin loan balances of $-0- and $13,662,267 at December 31, 2012 and 2011, respectively, which were collateralized by the Company’s securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company purchases securities on margin.  The interest rates charged on the margin loans at December 31, 2012 and 2011 was 2%.  These loans are due on demand.  At December 31, 2012 and 2011, the margin loans amounted to $-0- and $13,662,267, respectively, and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 2 times.

The Company has a $7,500,000 revolving credit agreement with GE Commercial Distribution Finance Corporation (GE), Triad and Customers Bank to finance inventory purchases.  Interest rates on these new lines range from prime with a minimum of 6% to prime plus 2% with a minimum of 8% after 18 months.  As of December 31, 2012 and December 31, 2011, the total amount outstanding on these lines was $5,521,406 and $2,367,366, respectively.

The Company has a revolving line of credit with Sun National Bank secured by the Company's eligible notes receivables.  The maximum availability on this line is $10,000,000.  Interest was at the prime rate through April 1, 2011.  This revolving line of credit had a maturity date of April 1, 2011 but was modified and extended during 2011.  The interest rate was modified from prime to LIBOR plus 350 basis points.  Advances were increased from 50% of eligible notes receivables secured by manufactured home loans to 60%.  As of December 31, 2012 and 2011, the amount outstanding on this revolving line of credit was $4,920,199 and $7,920,199, respectively.  As of December 31, 2012 and 2011, the interest rates were 3.73% and 3.77%, respectively.  This revolving line of credit expires on June 30, 2014.

The Company had a $2,500,000 loan with Two River Community Bank, collateralized by 875,000 shares of Monmouth Real Estate Investment Corporation common stock.  The interest rate on this loan was 6.75%.  This loan was due on November 8, 2010, but was extended to October 31, 2011.  This loan was repaid on June 1, 2011.

Unsecured Lines of Credit

During 2012, the Company modified and extended its $5,000,000 unsecured line of credit with Bank of America.  The interest rate was modified from LIBOR plus 400 basis points to LIBOR plus 375 basis points.  As of December 31, 2012 and 2011, no amounts were outstanding on this line of credit.  This line of credit expires on August 31, 2013.

Mortgages Payable

The following is a summary of mortgages payable:

	At December 31, 2012		Balance at December 31,
Property	Due Date	Interest Rate	2012	2011

Allentown and Clinton Mobile Home Resort	02/01/17	LIBOR + 3.25%	$11,112,757	$-0-
Cedarcrest	04/01/21	5.125%	9,275,010	9,417,680
Cranberry Village	12/01/18	6.8%	2,894,029	2,990,316
D & R Village and Waterfalls Village	02/27/13	5.614%	7,376,497	7,670,858
Fairview Manor	02/01/17	5.785%	10,539,333	10,720,691
Forest Park Village	12/01/18	6.8%	2,894,029	2,990,316
Heather Highlands	08/28/18	Prime + 1.0%	1,573,968	1,847,558
Highland Estates	09/01/17	6.175%	9,738,702	9,887,460
Oxford Village	01/01/20	5.94%	7,694,260	7,850,087
Port Royal Village	04/01/12	7.36%	-0-	4,744,677
Sandy Valley Estates	07/01/12	LIBOR + 4.0%	-0-	2,031,946
Somerset Estates and Whispering Pines	02/26/19	4.89%	1,044,107	1,185,835
Southwind Village	01/01/20	5.94%	6,145,953	6,270,422
Suburban Estates and Sunny Acres	06/01/20	6.5%	6,968,277	7,174,164
Twin Oaks	12/01/19	5.75%	2,764,752	-0-
Various (5 properties)	01/01/22	4.25%	15,236,831	15,500,000
Various (11 properties)	08/01/17	LIBOR + 3.0%	13,612,847	-0-

Total Mortgages	Payable		$108,871,352	$90,282,010

At December 31, 2012 and 2011, mortgages were collateralized by real property with a carrying value of $143,383,848 and $99,358,951, respectively, before accumulated depreciation and amortization.  Interest costs amounting to $269,891, $294,150 and $309,000 were capitalized during 2012, 2011 and 2010, respectively, in connection with the Company’s expansion program.

Recent Financing

2012

On February 2, 2012, the Company obtained an $11,400,000 mortgage on Allentown and Clinton Mobile Home Resort from Bank of America, N.A.  This mortgage is at a variable rate of LIBOR plus 3.25% and matures on February 1, 2017.  The Company may extend this mortgage for an additional two years.  To eliminate the variability of the interest expense, the Company simultaneously entered into an interest rate swap agreement having identical terms to the mortgage, resulting in a net fixed interest rate on the mortgage of 4.39%.

On February 28, 2012, the Company repaid its 7.36% mortgage on Port Royal Village in the amount of approximately $4,700,000.

On July 2, 2012, the Company repaid its mortgage on Sandy Valley Estates in the amount of approximately $1,900,000.

On August 1, 2012, the Company obtained a $13,980,000 mortgage from Sun National Bank on the eleven community acquisition.  This mortgage is at a variable rate of LIBOR plus 3.00% and matures on August 1, 2017.  First Niagara Bank participated in this mortgage.  To eliminate the variability of the interest expense, the Company subsequently entered into an interest rate swap agreement having identical terms to the mortgage, resulting in a net fixed interest rate on the mortgage of 3.89%.

On October 11, 2012, the Company modified and extended its $5,000,000 unsecured line of credit with Bank of America.  The interest rate was modified from LIBOR plus 400 basis points to LIBOR plus 375 basis points.  This line of credit expires on August 31, 2013.

On December 3, 2012, the Company assumed a $2,774,660 mortgage on Twin Oaks from Fannie Mae.  This mortgage is at a fixed interest rate of 5.75% and matures on December 1, 2019.

2011

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

On December 13, 2011, the Company obtained a new $15,500,000 mortgage loan from Oritani Bank, to refinance the mortgage on Brookside Village, Maple Manor, Moosic Heights, Oakwood Lake Village and Pleasant View Estates.  This mortgage is at a fixed rate of 4.25% and matures on January 1, 2022.  The interest rate will reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 1.9%.  The monthly payment of principal and interest is based on a 30-year amortization schedule.  Proceeds of this mortgage were used to pay off the existing floating rate debt.

On June 1, 2011, the Company repaid its mortgage on Weatherly Estates in the amount of approximately $3,800,000.

The aggregate principal payments of all mortgages payable are scheduled as follows:

Year Ended December 31,
2013	$ 10,395,234
2014	3,160,904
2015	3,310,882
2016	7,640,277
2017	32,428,999
Thereafter	51,935,056

Total	$108,871,352

NOTE 6 – STOCK COMPENSATION PLAN

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

Stock Options

During the year ended December 31, 2012, fifteen employees were granted options to purchase a total of 94,000 shares.  During the year ended December 31, 2011, twelve employees were granted options to purchase a total of 80,000 shares.  During the year ended December 31, 2010, fourteen employees were granted options to purchase a total of 111,000 shares.  The fair value of these options for the years ended December 31, 2012, 2011 and 2010 was approximately $87,000, $81,000 and $66,000, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period.  The remaining unamortized stock option expense was $57,711 as of December 31, 2012, and that amount will be expensed in 2013.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2012	2011	2010

Dividend yield	7.08%	7.00%	8.85%
Expected volatility	26.19%	24.81%	23.59%
Risk-free interest rate	1.11%	2.46%	2.67%
Expected lives	8	8	8
Estimated forfeitures	-0-	-0-	-0-

During the year ended December 31, 2012, options to one employee to purchase a total of 4,000 shares were exercised.  During the year ended December 31, 2011, options to one employee to purchase a total of 10,000 shares were exercised.  No options were exercised during 2010.  During the year ended December 31, 2012, options to eight employees to purchase a total of 55,000 shares expired.  During the year ended December 31, 2011, options to eight employees to purchase a total of 51,000 shares expired.  During the year ended December 31, 2010, options to six employees to purchase a total of 38,000 shares expired.

A summary of the status of the Company’s stock option plans as of December 31, 2012, 2011 and 2010 and changes during the years then ended are as follows:

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	750,000	$12.03	731,000	$12.33	658,000	$12.63
Granted	94,000	11.29	80,000	11.16	111,000	10.77
Exercised	(4,000)	7.56	(10,000)	7.56	-0-	-0-
Expired	(55,000)	15.58	(51,000)	15.94	(38,000)	12.83
Outstanding at end of year	785,000	11.71	750,000	12.03	731,000	12.33
Options exercisable at end of year	691,000		670,000		620,000
Weighted-average fair value of options granted during the year		$0.92		$1.01		$0.60

The following is a summary of stock options outstanding as of December 31, 2012:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

02/01/05	1	43,600		15.62	02/01/13
02/01/05	1	6,400		17.19	02/01/13
07/18/05	9	34,000		15.05	07/18/13
01/09/06	1	44,200		15.62	01/09/14
01/09/06	1	5,800		17.21	01/09/14
07/21/06	9	34,000		15.15	07/21/14
01/03/07	1	44,200		15.51	01/03/15
01/03/07	1	5,800		17.06	01/03/15
07/16/07	12	51,000		14.21	07/16/15
09/20/07	2	7,000		13.19	09/20/15
01/08/08	1	42,300		11.79	01/08/16
01/08/08	1	7,700		12.97	01/08/16
09/25/08	12	43,000		7.55	09/25/16
01/07/09	1	14,000		7.12	01/07/17
01/07/09	1	61,000		6.42	01/07/17
03/03/09	1	3,000		5.42	03/03/17
06/22/09	13	53,000		7.57	06/22/17
01/08/10	1	10,900		9.13	01/08/18
01/08/10	1	14,100		8.30	01/08/18
07/27/10	12	80,000		11.40	07/27/18
08/11/10	1	6,000		11.23	08/11/18
07/05/11	12	80,000		11.16	07/05/19
08/29/12	15	94,000	*	11.29	08/29/20

		785,000

* Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.  The aggregate intrinsic value of options outstanding as of December 31, 2012, 2011 and 2010 was $602,653, $406,673 and $613,743, respectively, of which $602,653, $406,673 and $575,290 relate to options exercisable.  The intrinsic value of options exercised in 2012, 2011 and 2010 was $18,000, $28,200 and -0-, respectively, determined as of the date of option exercise.  The weighted-average remaining contractual term of the above options was 3.9, 4.1 and 4.5 years as of December 31, 2012, 2011 and 2010, respectively.

Restricted Stock

During 2012, 2011 and 2010, the Company awarded restricted stock grants totaling 75,000 shares, 74,000 shares and 60,000 shares, respectively, to 9, 10 and 5 participants, respectively.  The grant date fair value of restricted stock grants awarded to participants was $803,700, $825,840 and $690,600.  These grants vest over 5 years.  As of December 31, 2012, there remained a total of $1,537,895 of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the 2003 Plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.7 years.  For the years ended December 31, 2012, 2011 and 2010, amounts charged to compensation expense for restricted stock totaled $503,991, $220,704 and $57,550, respectively.  During 2012, compensation costs included a one-time charge of $123,490 for restricted stock grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2012 and 2011, and changes during the year ended December 31, 2012 and 2011 are presented below:

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	130,974	$11.14	62,299	$11.44	-0-	$-0-
Granted	75,000	10.72	74,000	11.16	60,000	11.51
Dividend Reinvested Shares	11,470	9.90	7,611	8.98	2,299	9.48
Vested	(29,974)	(11.10)	(12,936)	(11.36)	(-0-)	(-0-)
Forfeited	(-0-)	(-0-)	(-0-)	(-0-)	(-0-)	(-0-)
Nonvested at end of year	187,470	$10.90	130,974	$11.14	62,299	$11.44

As of December 31, 2012, there were 518,188 shares available for grant under the 2003 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old and have completed one year of service (as defined) are eligible for the Company’s 401(k) Plan (Plan).  Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $17,000, annually adjusted) and have it contributed to the Plan.  Employer contributions to the Plan are at the discretion of the Company.  During 2012, 2011 and 2010, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary.  The total expense relating to the Plan, including matching contributions amounted to $126,224, $118,454 and $95,154 in 2012, 2011 and 2010, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are six Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (MREIC).  The Company holds common stock of MREIC in its securities portfolio.  As of December 31, 2012, the Company owns a total of 1,767,147 shares of MREIC common stock, representing 4.3% of the total shares outstanding at December 31, 2012 (See Note 4).

The Company operates in conjunction with MREIC.  Some general and administrative expenses are allocated between the Company and MREIC based on use or services provided, pursuant to a cost sharing arrangement.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each company.

Salary, Directors’, Management And Legal Fees

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board.  Under this agreement, prior to January 1, 2004, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile.  Additionally, there may be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance.  In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly.  On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments.  In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death.  The Employment Agreement automatically renews each year for successive one-year periods.  Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000.  Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years.  On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and MREIC.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.  During 2011, Mr. Landy was also awarded an Outstanding Leadership Achievement Award in the amount of $250,000 per year for three years.  Additionally, Mr. Landy received $29,125, $24,000 and $20,000 for the years ended December 31, 2012, 2011, and 2010, respectively, as a Director.  The firm of Eugene W. Landy received $-0-, $17,500 and $-0- during 2012, 2011, and 2010, respectively, as legal fees.

Effective January 1, 2012, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $378,000 for 2012, $396,900 for 2013 and $416,745 for 2014, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy received a restricted stock grant of 25,000 shares in 2012.  In each subsequent calendar year of employment pursuant to the Agreement, restricted stock shall be awarded to Mr. Samuel Landy at the discretion of the Compensation Committee of the Board of Directors.  Mr. Samuel Landy will receive customary fringe benefits, four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

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

Effective January 1, 2012, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $250,000 for 2012, $262,500 for 2013 and $275,625 for 2014, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  Pursuant to this employment agreement, the Company will also pay on behalf of Ms. Nagelberg, all tuition and fees associated with her pursuit of an Executive MBA degree, which was completed in 2012.  The Company will reimburse Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  As an alternative to long-term disability, Employee shall have the option to purchase and/or maintain, and be fully reimbursed for, a short-term disability policy on terms to be approved by the Corporation.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Other Matters

The Company has employment agreements with certain executive officers, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits.  The Company has accrued these benefits on a present value basis over the terms of the agreements.   Amounts accrued under these agreements were $509,259 and $517,832 at December 31, 2012 and 2011, respectively.

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

 NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), as amended.  Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discount of approximately 5% from the weighted average purchase price directly from the Company, from authorized but unissued shares of the Company common stock.  Shareholders may also purchase additional shares at this discounted price by making optional cash payments monthly.  In determining the weighted average purchase price, purchases may be aggregated for both dividend reinvestment and optional cash purchases, or independent calculations may be made, at the discretion of the Company.  Optional cash payments must be not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company.

Amounts received, including dividends reinvested of $1,390,899, $1,628,507 and $1,375,331, respectively, and shares issued in connection with the DRIP for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Amounts Received/Dividends
Reinvested	$18,058,038	$13,938,991	$14,166,360
Number of Share Issued	1,780,043	1,467,214	1,560,173

Preferred Stock

On May 26, 2011, the Company issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) in a direct placement for net proceeds of $31,854,328, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $561,367.  MREIC purchased 200,000 shares of Series A Preferred Stock in the offering.  Such shares were purchased by MREIC at the same price as other investors in the offering.  The annual dividend of $2.0625 per share or 8.25% of the $25.00 per share liquidation value, is payable quarterly in arrears on March 15, June 15, September 15, and December 15, commencing on September 15, 2011.

On April 10, 2012, the Company issued an additional 1,075,000 shares of Series A Cumulative Redeemable Preferred Stock in an underwritten public offering at $25.292, including accrued dividends of $0.292, for net proceeds of approximately $25,700,000, after underwriting discounts of $847,000 and other expenses, including legal and other professional fees of $326,000.

On October 31, 2012, the Company issued an additional 1,250,000 shares of Series A Cumulative Redeemable Preferred Stock in a direct placement at $25.50, including accrued dividends of $0.344, for net proceeds of approximately $30,600,000, after underwriting discounts of $638,000, other expenses, including legal and other professional fees of $258,000.

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

Issuer Purchases of Equity Securities

On January 16, 2013, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the repurchase program will be held as treasury shares.  There have been no purchases under the repurchase program to date.

NOTE 10 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2012, 2011 and 2010:

		2012		2011	2010
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$2,809,868	$0.18	$2,523,564	$0.18	$2,222,879	$0.18
June 30	2,902,806	0.18	2,595,832	0.18	2,269,804	0.18
September 30	2,954,616	0.18	2,652,386	0.18	2,301,665	0.18
December 31	3,062,506	0.18	2,723,255	0.18	2,422,114	0.18

	$11,729,796	$0.72	$10,495,037	$0.72	$9,216,462	$0.72

These amounts do not include the discount on shares purchased through the Company’s Dividend Reinvestment and Stock Purchase Plan.

On January 16, 2013, the Company declared a cash dividend of $0.18 per share to be paid on March 15, 2013 to common shareholders of record February 15, 2013.

Preferred Stock

The following dividends were paid to preferred shareholders during the year ended December 31, 2012 and 2011:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/18/2012	2/15/2012	3/15/2012	$690,319	$0.515625
4/17/2012	5/15/2012	6/15/2012	930,716	0.515625
7/9/2012	8/15/2012	9/17/2012	1,244,616	0.515625
10/1/2012	11/15/2012	12/17/2012	1,459,458	0.515625

			$4,325,109	$2.0625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

7/5/2011	8/15/2011	9/15/2011	$736,341	$0.550000
10/4/2011	11/15/2011	12/15/2011	690,318	0.515625

			$1,426,659	$1.065625

On January 16, 2013, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2012 through February 28, 2013, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 15, 2013 to preferred shareholders of record February 15, 2013.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

NOTE 11 – LOSS RELATING TO FLOOD

In May 2011, Memphis Mobile City, a 157-site community in Memphis TN, experienced an unusual flood that swept the region.  All residents of the community were evacuated.  The community remains closed.  We are currently working on plans for the redevelopment of this community as a manufactured home community as well as a Recreational Vehicle (RV) community.  In addition to the loss in rental and related income, we have recorded a loss of $984,701 for the year ended December 31, 2011 for the amount, net of insurance proceeds, for the loss of inventory, rental homes, and disposal and other costs associated with this event.

NOTE 12 – FEDERAL INCOME TAXES

The Company has elected to be taxed as a REIT under the applicable provisions of Section 856 to 860 of  the Internal Revenue Code, commencing with its taxable year ended December 31, 1992.  In order to qualify as a REIT, the Company must meet a number of organizational requirements, including a requirement that it currently distributes at least 90% of its adjusted taxable income to its stockholders.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  As the Company has and intends to continue to distribute all of its income currently, no provision has been made for income taxes.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Federal Excise Tax

The Company does not have a Federal excise tax liability for the 2012, 2011 and 2010, since it intends to or has distributed all of its annual income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles U.S. GAAP net income to taxable income for the years ended December 31, 2012, 2011, and 2010:

	2012 Estimate (unaudited)	2011 Actual	2010 Actual

U.S. GAAP net income	$6,474,057	$3,696,263	$6,668,915
Add: U.S. GAAP net loss of taxable REIT subsidiary included above	3,081,837	3,135,742	2,957,735
U.S. GAAP net income from REIT operations	9,555,894	6,832,005	9,626,650
Stock option expense	573,244	295,042	101,004
Impairment loss and other book / tax differences, net	(2,407,669)	(1,418,553)	(1,994,956)
Taxable income before adjustments	7,721,469	5,708,494	7,732,698
Less: Capital gains	(3,979,000)	(1,750,781)	(2,307,537)
Adjusted taxable income subject to 90% dividend requirement	$3,742,469	$3,957,713	$5,425,161

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2012, 2011, and 2010:

	2012 Estimate (unaudited)	2011 Actual	2010 Actual

Cash dividends paid	$16,798,495	$11,921,695	$9,216,462
Less: Portion designated as capital gains distributions	(3,979,000)	(1,750,781)	(2,307,537)
Less: Return of capital	(9,077,026)	(6,213,201)	(1,483,764)
Dividends paid deduction	$3,742,469	$3,957,713	$5,425,161

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2012, 2011, and 2010:

	2012		2011			2010
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$0.07892	10.96%	$0.29090	40.40%	$0.45866	63.70%
Capital gains	0.08391	11.65%	0.08205	11.40%	0.16367	22.73%
Return of capital	0.55717	77.39%	0.34705	48.20%	0.09767	13.57%
	$0.72	100%	$0.72	100%	$0.72	100%

For the year ended December 31, 2012, total distributions paid by the Company for preferred stock, before accrued dividends, amounted to $5,068,697 or $2.0625 per share ($.99966 taxed as ordinary income and $1.06284 taxed as capital gains).  For the year ended December 31, 2011, total distributions paid by the Company for preferred stock, before accrued dividends, amounted to $1,426,659 or $1.065625 per share ($.831188 taxed as ordinary income and $.234437 taxed as capital gains).

In addition to the above, taxable income from non-REIT activities conducted by S&F, a taxable REIT subsidiary, is subject to federal, state and local income taxes.  Deferred income taxes pertaining to S&F are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  For the years ended December 31, 2012, 2011 and 2010, S&F had operating losses for financial reporting purposes of $3,081,837, $3,135,742 and $2,957,735, respectively.  Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F.  For the years ended December 31, 2012, 2011 and 2010, S&F recorded $5,000, $5,000 and $-0-, respectively, in federal, state and franchise taxes.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City.  All homes owned by the Company were fully restored as were the homes of all residents who elected to make repairs. On May 9, 2011, the Company was notified that a lawsuit had been filed in the United States District Court for the Western District of Tennessee on behalf of a purported class of all individuals of Mexican national origin who are current or former residents of Memphis Mobile City. The complaint alleges various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. The complaint was served on August 29, 2011.  The Company believes the action to be without merit and plan to defend it vigorously.  The Company’s insurance company is supporting its defense of this action.

On March 1, 2013, the Company purchased ten communities located in Indiana, Pennsylvania and Michigan for a purchase price of $67,500,000 (See Note 16).

NOTE 14 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2012 and 2011:

	Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012:
Equity Securities - Preferred Stock	$18,300,970	$18,300,970	$-0-	$-0-
Equity Securities - Common Stock	39,024,470	39,024,470	-0-	-0-
Interest Rate Swap (1)	(377,795)	-0-	(377,795)	-0-
Total	$56,947,645	$57,325,440	$(377,795)	$-0-

December 31, 2011:
Equity Securities - Preferred Stock	$10,404,609	$10,404,609	$-0-	$-0-
Equity Securities - Common Stock	32,893,605	32,893,605	-0-	-0-
Total	$43,298,214	$43,298,214	$-0-	$-0-

(1)

Included in accrued liabilities and deposits

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  As of December 31, 2012, the fair and carrying value of fixed rate mortgages payable amounted to $85,875,242 and $82,571,781, respectively.  As of December 31, 2011, the fair and carrying value of fixed rate mortgages payable amounted to $89,368,581 and $86,402,506, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 15 – SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME INFORMATION

Cash paid for interest during the years ended December 31, 2012, 2011 and 2010 was $4,715,898, $4,823,821 and $5,162,948, respectively.

During the years ended December 31, 2012, 2011 and 2010, land development costs of $85,193, $79,901 and $164,649, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2012, 2011 and 2010, the Company had dividend reinvestments of $1,390,899, $1,628,507 and $1,375,331, respectively which required no cash transfers.

NOTE 16 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On March 1, 2013, the Company acquired 10 manufactured home communities for approximately $67.5 million. These 10 all-age communities total 1,854 sites and are situated on approximately 400 acres. There are five communities located in Indiana, four communities located in Pennsylvania, and one community located in Michigan. The average occupancy for these communities is approximately 85%.  The Company obtained a $53,760,000 mortgage loan from JP Morgan Chase Bank, N.A. and paid the balance in cash. Interest on the mortgage loan is fixed at 4.065%. This mortgage loan matures on March 1, 2023.

On February 27, 2013, the Company had one mortgage loan due for D&R Village and Waterfalls Village with a balance of $7.4 million.  Under the terms of the loan agreement, this loan may be extended for an additional two years.  Management has extended this loan.  Interest during the extension period is at LIBOR plus 225 basis points.

NOTE 17 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the 2012 and 2011 acquisitions.  This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during 2012 and 2011 assuming that the acquisitions had occurred as of January 1, 2011, after giving effect to certain adjustments including (a) rental and related income; (b)  community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions; (e) net income attributable to common shareholders have been reduced by preferred dividends related to the proceeds from capital raising used for property acquisitions.  The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	For the years ended December 31,
	2012	2011

Rental and Related Income	$42,382,000	$41,125,000
Community Operating Expenses	22,609,000	21,510,000
Net Income Attributable to Common Shareholders	2,576,000	2,452,000
Net Income Attributable to Common Shareholders per Share:
Basic	0.16	0.17
Diluted	0.16	0.17

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2012	March 31	June 30	September 30	December 31

Total Income	$10,890,946	$11,144,029	$12,186,668	$12,606,121
Total Expenses	10,143,701	10,692,049	11,617,310	11,761,448
Other Income (Expense) (1)	989,320	1,591,029	846,764	475,169
Net Income	1,749,697	2,019,036	1,405,754	1,299,570
Net Income (Loss) Attributable
to Common Shareholders	1,059,378	1,088,321	161,138	(559,498)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	.07	.07	-0-	(.03)
Diluted	.07	.07	-0-	(.03)

2011	March 31	June 30	September 30	December 31

Total Income	$9,016,454	$9,605,680	$9,664,577	$11,026,643
Total Expenses	7,966,130	8,885,662	9,089,194	10,856,754	(2)
Other Income (Expense) (1)	1,065,976	(501,542)	214,208	373,134
Net Income	2,124,864	235,976	792,877	542,546
Net Income Attributable to
Common Shareholders	2,124,864	(40,152)	102,558	(147,773)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	.15	-0-	-0-	(.01)
Diluted	.15	-0-	-0-	(.01)

(1)

Fluctuations are primarily due to the $499,471 bonus payment received in the second quarter of 2012 for rights to drill for oil and gas in one of our communities and to Gain (Loss) on Securities Transactions, net.

(2)

Includes loss relating to unusual flood at Memphis Mobile City.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

Column A	Column B		Column C		Column D
			Initial Cost
				Site, Land
				& Building	Capitalization
				Improvements	Subsequent to
Description	Encumbrances		Land	and Rental Homes	Acquisition

Memphis, TN	$11,112,757	(1)	$250,000	$2,569,101	$5,862,864
Berwick, PA	15,236,831	(2)	372,000	4,776,000	121,890
Greenfield Ctr, NY	-0-		37,500	232,547	3,063,086
Chambersburg, PA	13,612,847	(3)	176,000	2,411,000	3,603
Vineland, NJ	9,275,010		320,000	1,866,323	1,482,066
Chambersburg, PA		(3)	108,000	2,397,000	-0-
Sayre, PA		(3)	124,000	2,049,000	-0-
Wintersville, OH	-0-		67,000	2,383,000	205,423
Lewistown, PA	-0-		137,000	613,000	172,540
Duncansville, PA	-0-		60,774	378,093	1,906,454
Tiffin, OH		(1)	142,000	3,301,800	9,963
Horseheads, NY		(3)	196,000	2,317,500	-0-
Columbia, TN	-0-		394,000	6,916,500	476,041
Athens, PA		(3)	188,000	2,258,000	-0-
Cranberry Twp, PA	2,894,029		181,930	1,922,931	1,859,015
Muncie, IN	-0-		174,000	1,926,000	303,765
Clifton Park, NY	7,376,497	(4)	391,724	704,021	2,099,655
Apollo, PA	-0-		670,000	1,336,600	2,387,382
Cranberry Twp, PA	2,894,029		75,000	977,225	3,138,323
Schuylkill Haven, PA		(3)	643,000	5,293,500	(22,841)
Millville, NJ	10,539,333		216,000	1,166,517	8,505,303
Chambersburg, PA		(3)	63,000	584,000	-0-
Kutztown, PA	9,738,702		145,000	1,695,041	8,328,145
Inkerman, PA	1,573,968		572,500	2,151,569	4,578,661
Monticello, NY	-0-		235,600	1,402,572	6,401,286
Cresson, PA	-0-		432,700	2,070,426	1,991,235
Navarre, OH	-0-		290,000	1,457,673	4,035,908
Taylor, PA		(2)	674,000	9,432,800	201,974
New Middletown, OH	-0-		152,000	3,191,000	133,104
Memphis, TN	-0-		78,435	810,477	943,963
Jonestown, PA		(3)	114,000	994,000	14,932
Avoca, PA		(2)	330,000	3,794,100	69,441
Narvon, PA		(3)	134,000	1,665,000	4,750
Tunkhannock, PA		(2)	379,000	1,639,000	105,225
Olmsted Falls, OH	-0-		569,000	3,031,000	-0-
West Grove, PA	7,694,260		175,000	990,515	1,151,712
Carlisle, PA	-0-		37,540	198,321	5,134,613
Bloomsburg, PA		(2)	282,000	2,174,800	141,118
Belle Vernon, PA	-0-		150,000	2,491,796	7,341,227
Marion, OH	-0-		236,000	785,293	4,184,168
Nashville, TN	-0-		337,000	3,379,000	625,943
Somerset, PA	1,044,107		1,485,000	2,050,400	4,927,068
Columbiana, OH	-0-		63,000	3,387,000	19,435

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012

Column A	Column B		Column C		Column D
			Initial Cost
				Site, Land
				& Building	Capitalization
				Improvements	Subsequent to
Description	Encumbrances		Land	and Rental Homes	Acquisition

Athens, OH	$-0-		$67,000	$1,326,800	$1,299,813
Greensburg, PA	6,968,277	(5)	299,000	5,837,272	49,174
Somerset, PA		(5)	287,000	6,113,528	91,955
Magnolia, OH	-0-		270,000	1,941,430	4,230,331
Jackson, NJ	6,145,953		100,095	602,820	1,966,304
Goodlettsville, TN	-0-		411,000	1,867,000	608,915
Olmsted Falls, OH	2,764,752		823,000	3,527,000	-0-
Coxsackie, NY	-0-		1,757,800	-0-	1,233,910
Ephrata, PA		(3)	191,000	4,359,000	26,800
Ephrata, PA		(3)	72,000	1,746,000	-0-
West Monroe, NY	-0-		77,000	841,000	973,508
Lebanon, TN	-0-		1,184,000	4,034,480	2,427,998
Hamburg, NY		(4)	424,000	3,812,000	1,554,736
Eatontown, NJ	-0-		157,421	280,749	767,702
Caledonia, OH	-0-		260,000	1,753,206	2,897,724

	$108,871,352		$18,239,019	$135,213,726	$100,037,311

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

Column A	Column E (6) (7)
	Gross Amount at Which Carried at 12/31/12
		Site, Land
		& Building
		Improvements		Accumulated
Description	Land	and Rental Homes	Total	Depreciation

Memphis, TN	$250,000	$8,431,965	$8,681,965	$3,838,296
Berwick, PA	372,000	4,897,890	5,269,890	361,317
Greenfield Ctr, NY	122,865	3,210,268	3,333,133	1,755,967
Chambersburg, PA	176,000	2,414,603	2,590,603	36,567
Vineland, NJ	408,206	3,260,183	3,668,389	2,455,702
Chambersburg, PA	108,000	2,397,000	2,505,000	36,318
Sayre, PA	124,000	2,049,000	2,173,000	31,045
Wintersville, OH	67,000	2,588,423	2,655,423	30,297
Lewistown, PA	137,000	785,540	922,540	24,051
Duncansville, PA	60,774	2,284,547	2,345,321	896,273
Tiffin, OH	142,000	3,311,763	3,453,763	150,815
Horseheads, NY	196,000	2,317,500	2,513,500	35,114
Columbia, TN	394,000	7,392,541	7,786,541	424,647
Athens, PA	188,000	2,258,000	2,446,000	34,212
Cranberry Twp, PA	181,930	3,781,946	3,963,876	2,278,136
Muncie, IN	174,000	2,229,765	2,403,765	71,945
Clifton Park, NY	391,724	2,803,676	3,195,400	1,547,177
Apollo, PA	732,089	3,661,893	4,393,982	1,548,600
Cranberry Twp, PA	75,000	4,115,548	4,190,548	2,160,987
Schuylkill Haven, PA	643,000	5,270,659	5,913,659	79,918
Millville, NJ	2,534,892	7,352,928	9,887,820	3,795,174
Chambersburg, PA	63,000	584,000	647,000	8,848
Kutztown, PA	404,239	9,763,947	10,168,186	4,517,152
Inkerman, PA	572,500	6,730,230	7,302,730	3,500,105
Monticello, NY	352,972	7,686,486	8,039,458	3,144,404
Cresson, PA	432,700	4,061,661	4,494,361	1,256,697
Navarre, OH	290,000	5,493,581	5,783,581	2,368,102
Taylor, PA	674,000	9,634,774	10,308,774	725,426
New Middletown, OH	152,000	3,324,104	3,476,104	60,135
Memphis, TN	328,435	1,504,440	1,832,875	1,111,381
Jonestown, PA	114,000	1,008,932	1,122,932	15,557
Avoca, PA	330,000	3,863,541	4,193,541	290,706
Narvon, PA	134,000	1,669,750	1,803,750	25,285
Tunkhannock, PA	379,000	1,744,225	2,123,225	130,758
Olmsted Falls, OH	569,000	3,031,000	3,600,000	9,185
West Grove, PA	155,000	2,162,227	2,317,227	1,768,332
Carlisle, PA	145,472	5,225,002	5,370,474	1,749,880
Bloomsburg, PA	282,000	2,315,918	2,597,918	169,206
Belle Vernon, PA	210,000	9,773,023	9,983,023	4,596,948
Marion, OH	236,000	4,969,461	5,205,461	2,450,628
Nashville, TN	337,000	4,004,943	4,341,943	212,938
Somerset, PA	1,488,600	6,973,868	8,462,468	1,668,989
Columbiana, OH	63,000	3,406,435	3,469,435	41,363

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

Column A	Column E (6) (7)
	Gross Amount at Which Carried at 12/31/12
		Site, Land
		& Building
		Improvements		Accumulated
Description	Land	and Rental Homes	Total	Depreciation

Athens, OH	$67,000	$2,626,613	$2,693,613	$1,029,780
Greensburg, PA	299,000	5,886,446	6,185,446	547,350
Somerset, PA	287,000	6,205,483	6,492,483	582,650
Magnolia, OH	270,000	6,171,761	6,441,761	3,437,270
Jackson, NJ	100,095	2,569,124	2,669,219	1,743,876
Goodlettsville, TN	411,000	2,475,915	2,886,915	122,614
Olmsted Falls, OH	823,000	3,527,000	4,350,000	10,688
Coxsackie, NY	2,218,800	772,910	2,991,710	76,446
Ephrata, PA	191,000	4,385,800	4,576,800	66,427
Ephrata, PA	72,000	1,746,000	1,818,000	26,455
West Monroe, NY	77,000	1,814,508	1,891,508	501,325
Lebanon, TN	1,184,000	6,462,478	7,646,478	1,270,539
Hamburg, NY	424,000	5,366,736	5,790,736	2,476,594
Eatontown, NJ	135,421	1,070,451	1,205,872	540,884
Caledonia, OH	260,000	4,650,930	4,910,930	1,811,121

	$22,010,714	$231,479,341	$253,490,055	$65,658,602

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

Column A	Column G	Column H	Column I

	Date of	Date	Depreciable
Description	Construction	Acquired	Life

Memphis, TN	prior to 1980	1986	5 to 27.5
Berwick, PA	1973-1976	2010	5 to 27.5
Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Chambersburg, PA	1963	2012	5 to 27.5
Vineland, NJ	1973	1986	27.5
Chambersburg, PA	1955	2012	5 to 27.5
Sayre, PA	1972	2012	5 to 27.5
Wintersville, OH	1972	2012	5 to 27.5
Lewistown, PA	prior to 1980	2011	5 to 27.5
Duncansville, PA	1961	1979	5 to 27.5
Tiffin, OH	1968/1987	2011	27.5
Horseheads, NY	1970	2012	5 to 27.5
Columbia, TN	1988/1992	2011	5 to 27.5
Athens, PA	1964	2012	5 to 27.5
Cranberry Twp, PA	1974	1986	5 to 27.5
Muncie, IN	1996	2012	5 to 27.5
Clifton Park, NY	1972	1978	5 to 27.5
Apollo, PA	prior to 1980	1995	5 to 27.5
Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Schuylkill Haven, PA	1969	2012	5 to 27.5
Millville, NJ	prior to 1980	1985	5 to 27.5
Chambersburg, PA	1978	2012	27.5
Kutztown, PA	1971	1979	5 to 27.5
Inkerman, PA	1970	1992	5 to 27.5
Monticello, NY	1972	1988	5 to 27.5
Cresson, PA	prior to 1980	2001	5 to 27.5
Navarre, OH	prior to 1980	1987	5 to 27.5
Taylor, PA	1972	2010	5 to 27.5
New Middletown, OH	1957	2012	5 to 27.5
Memphis, TN	1955	1985	27.5
Jonestown, PA	1969	2012	5 to 27.5
Avoca, PA	1972	2010	5 to 27.5
Narvon, PA	1972	2012	5 to 27.5
Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls, OH	1953/1970	2012	27.5
West Grove, PA	1971	1974	5 to 27.5
Carlisle, PA	1961	1969	5 to 27.5
Bloomsburg, PA	1960's	2010	5 to 27.5
Belle Vernon, PA	1973	1983	5 to 27.5
Marion, OH	1950	1986	5 to 27.5
Nashville, TN	1954	2011	5 to 27.5
Somerset, PA	prior to 1980	2004	27.5
Columbiana, OH	1983	2012	27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

Column A	Column G	Column H	Column I

	Date of	Date	Depreciable
Description	Construction	Acquired	Life

Athens, OH	prior to 1980	1996	5 to 27.5
Greensburg, PA	1968/1980	2010	5 to 27.5
Somerset, PA	1970	2010	5 to 27.5
Magnolia, OH	prior to 1980	1985	5 to 27.5
Jackson, NJ	1969	1969	5 to 27.5
Goodlettsville, TN	1964	2011	5 to 27.5
Olmsted Falls, OH	1952/1997	2012	5 to 27.5
Coxsackie, NY	N/A	2005	5 to 27.5
Ephrata, PA	1961	2012	5 to 27.5
Ephrata, PA	1999	2012	27.5
West Monroe, NY	prior to 1980	2003	5 to 27.5
Lebanon, TN	1997	2006	5 to 27.5
Hamburg, NY	prior to 1980	1997	5 to 27.5
Eatontown, NJ	1964	1978	5 to 27.5
Caledonia, OH	prior to 1980	1996	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(1)

Represents one mortgage note payable secured by two properties.

(2)

Represents one mortgage note payable secured by five properties.

(3)

Represents one mortgage note payable secured by eleven properties.

(4)

Represents one mortgage note payable secured by two properties.

(5)

Represents one mortgage note payable secured by two properties.

(6)

Reconciliation

	/----------FIXED ASSETS-----------/
	12/31/12	12/31/11	12/31/10

Balance – Beginning of Year	$191,252,542	$168,590,072	$125,318,411

Additions:
Acquisitions	47,376,000	17,498,300	36,390,500
Improvements	16,121,717	5,935,642	7,397,282

Total Additions	63,497,717	23,433,942	43,787,782

Deletions	(1,260,204)	(771,472)	(516,121)

Balance – End of Year	$253,490,055	$191,252,542	$168,590,072

	/-----ACCUMULATED DEPRECIATION-----/
	12/31/12	12/31/11	12/31/10

Balance – Beginning of Year	$58,994,093	$53,950,873	$50,112,798

Additions:
Depreciation	6,869,251	5,273,809	4,064,311

Total Additions	6,869,251	5,273,809	4,064,311

Deletions	(204,742)	(230,589)	(226,236)

Balance – End of Year	$65,658,602	$58,994,093	$53,950,873

(7)

The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:  /s/Eugene W. Landy

EUGENE W. LANDY

Chairman of the Board

Dated:        March 8, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chairman of the Board	March 8, 2013

/s/Samuel A. Landy SAMUEL A. LANDY	President, Chief Executive Officer and Director	March 8, 2013

/s/Michael P. Landy MICHAEL P. LANDY	Executive Vice President and Director	March 8, 2013

/s/Anna T. Chew ANNA T. CHEW	Vice President, Chief Financial and Accounting Officer, Treasurer and Director	March 8, 2013

/s/Jeffrey A. Carus JEFFREY A. CARUS	Director	March 8, 2013

/s/Stuart Levy STUART LEVY	Director	March 8, 2013

/s/James E. Mitchell JAMES E. MITCHELL	Director	March 8, 2013

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 8, 2013

/s/Eugene Rothenberg EUGENE ROTHENBERG	Director	March 8, 2013

/s/Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 8, 2013