Form 10-Q
period 2013-03-31
UMH PROPERTIES, INC.
filed 2013-05-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes

No    X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of May 1, 2013
Common Stock, $.10 par value per share	18,055,141

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

CONTENTS

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

- ASSETS -	March 31, 2013 (Unaudited)	December 31, 2012

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 30,150,714	$ 22,010,714
Site and Land Improvements	235,937,193	186,474,330
Buildings and Improvements	10,870,291	7,176,980
Rental Homes and Accessories	48,830,683	37,828,031
Total Investment Property	325,788,881	253,490,055
Equipment and Vehicles	9,968,261	9,495,379
Total Investment Property and Equipment	335,757,142	262,985,434
Accumulated Depreciation	(75,578,048)	(73,270,257)
Net Investment Property and Equipment	260,179,094	189,715,177

OTHER ASSETS
Cash and Cash Equivalents	8,486,631	11,035,824
Securities Available for Sale	49,038,142	57,325,440
Inventory of Manufactured Homes	11,756,413	11,855,080
Notes and Other Receivables, net	24,323,361	22,713,864
Unamortized Financing Costs	2,106,454	1,473,454
Prepaid Expenses and Other Assets	1,379,033	910,875
Land Development Costs	5,441,696	5,251,501
Total Other Assets	102,531,730	110,566,038

TOTAL ASSETS	$362,710,824	$ 300,281,215

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	March 31, 2013 (Unaudited)	December 31, 2012

LIABILITIES:
MORTGAGES PAYABLE	$ 161,742,478	$ 108,871,352

OTHER LIABILITIES
Accounts Payable	1,174,743	1,070,021
Loans Payable	12,142,185	10,441,605
Accrued Liabilities and Deposits	3,106,375	3,609,615
Tenant Security Deposits	1,861,258	1,303,374
Total Other Liabilities	18,284,561	16,424,615
Total Liabilities	180,027,039	125,295,967

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 3,663,800 shares authorized, issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	91,595,000	91,595,000
Common Stock – $.10 par value per share, 42,000,000 shares authorized, 17,803,826 and 17,111,882 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,780,383	1,711,188
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	82,959,865	76,110,692
Accumulated Other Comprehensive Income	7,911,573	6,236,161
Accumulated Deficit	(1,563,036)	(667,793)
Total Shareholders’ Equity	182,683,785	174,985,248

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$362,710,824	$ 300,281,215

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2013 AND 2012

	THREE MONTHS ENDED
	2013	2012

INCOME:
Rental and Related Income	$11,642,186	$8,760,043
Sales of Manufactured Homes	1,784,109	2,130,903
Total Income	13,426,295	10,890,946

EXPENSES:
Community Operating Expenses	5,947,365	4,794,270
Cost of Sales of Manufactured Homes	1,522,532	1,972,326
Selling Expenses	508,902	431,063
General and Administrative Expenses	1,215,236	1,221,094
Franchise Taxes	66,000	33,000
Acquisition Costs	591,068	82,657
Depreciation Expense	2,389,854	1,609,291
Total Expenses	12,240,957	10,143,701

OTHER INCOME (EXPENSE):
Interest Income	538,132	477,949
Dividend Income	850,793	776,866
Gain on Securities Transactions, net	3,310,028	1,212,712
Other Income	29,080	19,404
Interest Expense	(1,679,809)	(1,431,698)
Amortization of Financing Costs	(71,190)	(65,913)
Total Other Income	2,977,034	989,320

Income before (Loss) Gain on Sales of Investment Property and Equipment	4,162,372	1,736,565
(Loss) Gain on Sales of Investment Property and Equipment	(12,861)	13,132
Net Income	4,149,511	1,749,697
Less: Preferred Dividend	1,889,147	690,319
Net Income Attributable to Common Shareholders	$2,260,364	$1,059,378

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – CONTINUED (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2013 AND 2012

	THREE MONTHS ENDED
	2013	2012

Basic Income Per Share:

Net Income	$0.24	$0.11
Less: Preferred Dividend	0.11	0.04
Net Income Attributable to Common Shareholders	$0.13	$0.07

Diluted Income Per Share:

Net Income	$0.24	$0.11
Less: Preferred Dividend	0.11	0.04
Net Income Attributable to Common Shareholders	$0.13	$0.07

Weighted Average Common Shares Outstanding:

Basic	17,441,001	15,495,431
Diluted	17,501,510	15,553,723

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2013 AND 2012

	THREE MONTHS ENDED
	2013	2012

Net Income	$4,149,511	$1,749,697

Other Comprehensive Income:
Unrealized Holding Gain Arising During the Period	4,933,341	5,303,301
Reclassification Adjustment for Net Gains Realized in Income	(3,310,028)	(1,212,712)
Change in Fair Value of Interest Rate Swap Agreement	52,099	(29,892)

Comprehensive Income	5,824,923	5,810,394
Less: Preferred Dividend	(1,889,147)	(690,319)

Comprehensive Income Attributable to Common Shareholders	$3,935,776	$5,120,075

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,149,511	$1,749,697
Non-Cash Adjustments:
Depreciation	2,389,854	1,609,291
Amortization of Financing Costs	71,190	65,913
Stock Compensation Expense	132,580	107,972
Increase in Provision for Uncollectible Notes and Other Receivables	147,205	100,939
Gain on Securities Transactions, net	(3,310,028)	(1,212,712)
Loss (Gain) on Sales of Investment Property and Equipment	12,861	(13,132)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	98,667	650,283
Notes and Other Receivables	(1,756,702)	653,176
Prepaid Expenses and Other Assets	(468,158)	(415,723)
Accounts Payable	104,722	(464,787)
Accrued Liabilities and Deposits	(451,141)	(133,083)
Tenant Security Deposits	557,884	57,668
Net Cash Provided by Operating Activities	1,678,445	2,755,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(67,500,000)	(2,100,000)
Purchase of Investment Property and Equipment	(5,534,035)	(3,003,915)
Proceeds from Sales of Assets	167,403	323,880
Additions to Land Development	(190,195)	(72,340)
Purchase of Securities Available for Sale	(2,018,694)	(3,483,571)
Proceeds from Sales of Securities Available for Sale	15,239,333	4,424,151
Net Cash Used in Investing Activities	(59,836,188)	(3,911,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	53,760,000	11,400,000
Net Proceeds on short term borrowing	1,700,580	-0-
Principal Payments of Mortgages and Loans	(888,874)	(11,713,210)
Financing Costs on Debt	(704,190)	(234,520)
Proceeds from Issuance of Common Stock, net of reinvestments	6,444,772	4,893,545
Preferred Dividends Paid	(1,889,147)	(690,319)
Dividends Paid, net of amount reinvested	(2,814,591)	(2,468,650)
Net Cash Provided by Financing Activities	55,608,550	1,186,846

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,549,193)	30,553
CASH AND CASH EQUIVALENTS-BEGINNING	11,035,824	8,798,023
CASH AND CASH EQUIVALENTS-ENDING	$8,486,631	$8,828,576

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates sixty-seven manufactured home communities containing approximately 12,500 developed homesites.  In April 2013, we acquired Holiday Mobile Village, a 274-site community in Nashville, Tennessee (See Note 10).  With this acquisition, we now own sixty-eight communities consisting of approximately 12,800 sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  The Company also invests in securities of other REITs.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $132,580 and $107,972 have been recognized for the three months ended March 31, 2013 and 2012, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2013:

2013

Dividend yield	6.70%
Expected volatility	32.66%
Risk-free interest rate	1.26%
Expected lives	8
Estimated forfeitures	-0-

The weighted-average fair value of options granted during the three months ended March 31, 2013 was $1.33.

As of March 31, 2013, there were options outstanding to purchase 745,000 shares and 558,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.  During the three months ended March 31, 2013, options to one employee to purchase a total of 50,000 shares expired.  As of March 31, 2012, there were options outstanding to purchase 725,000 shares and 632,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.

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

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 3/31/13
Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$11,034,418
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$13,437,015

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage.  The interest rate swap agreements are net settled monthly.  The Company has designated these derivatives as cash flow hedges and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets.  To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in interest expense.  Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.  As of March 31, 2013 and December 31, 2012, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges.  As a result, the fair value of these derivatives of $(325,696) and $(377,795), respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. This ASU is effective prospectively, for annual and interim periods, beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the statement presentation for the current periods.

NOTE 2 – NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Options in the amount of 60,509 and 58,292 shares for the three months ended March 31, 2013 and 2012, respectively, are included in the diluted weighted average shares outstanding.  As of March 31, 2013 and 2012, options to purchase 536,000 and 522,000 shares, respectively, were antidilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company holds a portfolio of securities of other REITs.  During the three months ended March 31, 2013, the Company sold securities with an adjusted cost of $11,929,305 and recognized a gain on sale of $3,310,028.  The Company also made purchases of $2,018,694 in securities available for sale.

As of March 31, 2013, the Company had two securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at March 31, 2013:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$ 249,500	$ (500)	$ -0-	$ -0-
Common Stock	108,600	(49,600)	-0-	-0-
Total	$ 358,100	$ (50,100)	$ -0-	$ -0-

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

1	$ 249,500	$ (500)	Less than or equal to 10%
1	108,600	(49,600)	Less than or equal to 40%
2	$ 358,100	$ (50,100)

The Company has determined that these securities are temporarily impaired as of March 31, 2013.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  As of March 31, 2013, the Company had total net unrealized gains of $8,237,269 in its REIT securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

On February 27, 2013, the Company had one mortgage loan due for D&R Village and Waterfalls Village with a balance of approximately $7,400,000.  Under the terms of the loan agreement, this loan may be extended for an additional two years.  Management has extended this loan to February 27, 2015.  Interest during the extension period is at LIBOR plus 225 basis points.

On March 1, 2013, the Company obtained a $53,760,000 mortgage loan from JP Morgan Chase Bank, N.A. on the 10 community acquisition.  The Company also included 3 additional communities in this mortgage. Interest on the mortgage loan is fixed at 4.065%. This mortgage loan matures on March 1, 2023.

On March 29, 2013, the Company entered into a new $35 million Unsecured Revolving Credit Facility with Bank of Montreal (“BMO Line”).  The Company has the ability to increase the borrowing capacity by an amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to the obtaining of additional commitments.  The maturity date of the Facility is March 29, 2016 with a one year extension available at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness.

Borrowings will bear interest at the Company’s option of LIBOR plus 2.00% to 2.75% or BMO’s prime lending rate plus 1.00% to 1.75%, based on the Company’s overall leverage.  The Company will pay a fee on the unused commitment amount of up to 0.35% per annum.  The BMO Line replaces our current $5.0 million unsecured line of credit. On April 1, 2013, the Company borrowed $20,000,000 on the BMO Line in anticipation of the acquisition of Holiday Mobile Village and for other corporate purposes (see Note 10).

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On March 15, 2013, the Company paid $3,155,607 of which $341,016 was reinvested, as a dividend of $0.18 per share to common shareholders of record as of February 15, 2013.

During the three months ended March 31, 2013, the Company received, including dividends reinvested, a total of $6,785,788 from the Dividend Reinvestment and Stock Purchase Plan.  There were 691,944 new shares issued under the Plan.

On April 8, 2013, the Company declared a dividend of $0.18 per share to be paid June 17, 2013 to common shareholders of record as of May 15, 2013.

8.25% Series A Cumulative Redeemable Preferred Stock

On March 15, 2013, the Company paid $1,889,147 in preferred dividends or $0.515625 per share to preferred shareholders of record as of February 15, 2013.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

On April 8, 2013, the Company declared a preferred dividend of $0.515625 per share to be paid on June 17, 2013 to preferred shareholders of record as of May 15, 2013.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these financial assets and liabilities were determined using the following inputs at March 31, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2013:

Securities available for sale - Preferred stock	$16,964,483	$16,964,483	$-0-	$-0-
Securities available for sale - Common stock	32,073,659	32,073,659	-0-	-0-
Interest Rate Swap (1)	(325,696)	-0-	(325,696)	-0-
Total	$48,712,446	$49,038,142	$(325,696)	$-0-

As of December 31, 2012:

Securities available for sale - Preferred stock	$18,300,970	$18,300,970	$-0-	$-0-
Securities available for sale - Common stock	39,024,470	39,024,470	-0-	-0-
Interest Rate Swap (1)	(377,795)	-0-	(377,795)	-0-
Total	$56,947,645	$57,325,440	$(377,795)	$-0-

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature.  The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of March 31, 2013, the fair and carrying value of fixed rate mortgages payable amounted to $138,677,739 and $135,767,605, respectively.  The fair value of mortgages payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 -  CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation has a material adverse effect on the financial position or results of operations.

On April 2, 2013, the Company acquired Holiday Mobile Village, a 274-site manufactured home community located in Nashville, Tennessee, for a purchase price of $7,250,000 (See Note 10).

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2013 was $1,754,064 and $1,702,394, respectively.  Interest cost capitalized to Land Development was $69,976 and $69,827 for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013 and 2012, the Company had dividend reinvestments of $341,016 and $341,218, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed through the date these financial statements were issued.

On April 1, 2013, the Company borrowed $20,000,000 on the BMO Line in anticipation of the acquisition of Holiday Mobile Village and for other corporate purposes.  Interest on this borrowing is at LIBOR plus 225 basis points.

On April 2, 2013, the Company acquired Holiday Mobile Village, a 274-site manufactured home community situated on approximately 68 acres, located in Nashville, Tennessee, for a purchase price of $7,250,000.  The occupancy for this community is approximately 82%.

On April 3, 2013, the Company repaid its mortgages on Cranberry Village and Forest Park for a total amount of approximately $5,700,000.  The interest rate on these mortgages was 6.8%.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2012 and through March 31, 2013.  This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2012, after giving effect to certain adjustments including (a) rental and related income; (b)  community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions; (e) net income attributable to common shareholders have been reduced by preferred dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	3/31/13	3/31/12

Rental and Related Income	$13,185,000	$12,753,000
Community Operating Expenses	6,505,000	6,521,000
Net Income Attributable to Common Shareholders	2,517,000	451,000
Net Income Attributable to Common Shareholders per Share:
Basic	$0.14	$0.03
Diluted	$0.14	$0.03

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2012.

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on an annual or month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F) sells and finances homes to residents and prospective residents of our communities.  At

March 31, 2013, the Company owned sixty-seven manufactured home communities containing approximately 12,500 developed homesites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  The Company also invests in securities of other REITs.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes as well as sales finance operations.

Although current economic indicators show the US economy to be improving, the rate of recovery has been much slower than anticipated.  However, activity in our communities has recently increased.  Occupancy has increased from 80% at year-end to 81% currently.  We are seeing increased demand for rental units and during 2013, have added a net of approximately 140 rental units to selected communities as well as acquired 220 rental units with fiscal 2013 acquisitions.  Occupied rental units represent approximately 14% of total occupied sites at quarter end.  We hope to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $49,038,142 at March 31, 2013, which earns dividend and interest income.  The dividends received from our securities investments were at a weighted-average yield of approximately 6.2% as of March 31, 2013.  During the three months ended March 31, 2013, the Company recognized gains on sales of securities of $3,310,028.  At March 31, 2013, the Company had net unrealized gains of $8,237,269 in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company intends to continue to increase its real estate investments.  In 2011 and 2012, we added twenty-two manufactured home communities, encompassing approximately 2,600 developed homesites, to our portfolio. On March 1, 2013, the Company acquired 10 manufactured home communities for approximately $67.5 million. These 10 all-age communities total 1,854 sites and are situated on approximately 400 acres. There are five communities located in Indiana, four communities located in Pennsylvania, and one community located in Michigan. The average occupancy for these communities is approximately 85%.  On April 2, 2013, the Company acquired Holiday Mobile Village, a 274-site manufactured home community situated on approximately 68 acres, located in Nashville, Tennessee, for a purchase price of approximately $7.3 million.  The occupancy for this community is approximately 82%.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments.

See PART I, Item 1 – Business in the Company’s 2012 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Changes In Results Of Operations

Rental and related income increased 33% from $8,760,043 for the three months ended March 31, 2012 to $11,642,186 for the three months ended March 31, 2013.  This was primarily due to the acquisitions made during 2012 and 2013, and an increase in rental home income.  Occupancy increased from 77% at March 31, 2012 to 81% at March 31, 2013.

Sales of manufactured homes amounted to $1,784,109 and $2,130,903 for the quarters ended March 31, 2013 and 2012, respectively.  Cost of sales of manufactured homes amounted to $1,522,532 and $1,972,326 for the quarters ended March 31, 2013 and 2012, respectively.  These decreases are related to a decrease in sales.  Selling expenses amounted to $508,902 and $431,063 for the quarters ended March 31, 2013 and 2012, respectively.  This increase is primarily due to increased expenses related to integrating the sales operations for our new acquisitions as well as other miscellaneous selling expenses.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses) amounted to $247,325 or 14% of total sales, and $272,486 or 13% of total sales for the quarters ended March 31, 2013 and 2012, respectively.  The gross profit percentage was 15% and 7% for the quarters ended March 31, 2013 and 2012, respectively.  Activity in our communities has increased and we have raised our prices.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community operating expenses increased 24% from $4,794,270 for the quarter ended March 31, 2012 to $5,947,365 for the quarter ended March 31, 2013.  This was primarily due to the acquisitions made during 2012 and 2013 and an increase in personnel and related costs. General and administrative expenses remained relatively stable for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.  Franchise taxes increased 100% from $33,000 for the quarter ended March 31, 2012 to $66,000 for the quarter ended March 31, 2013.  This increase was due to the acquisition of additional communities.  Acquisition costs increased from $82,657 for the quarter ended March 31, 2012 to $591,068 for the quarter ended March 31, 2013.  Acquisition costs relate to transaction and due diligence costs associated with the acquisitions of the communities.  Depreciation expense increased 49% from $1,609,291 for the quarter ended March 31, 2012 to $2,389,854 for the quarter ended March 31, 2013.  This was primarily due to the acquisitions made during 2012 and 2013.

Interest income increased 13% from $477,949 for the quarter ended March 31, 2012 to $538,132 for the quarter ended March 31, 2013.  This was primarily due to an increase in notes receivable.  The average balance of notes receivable was approximately $22,179,000 and $19,888,000 at March 31, 2013 and 2012, respectively.  Dividend income increased 10% from $776,866 for the quarter ended March 31, 2012 to $850,793 for the quarter ended March 31, 2013.  This was primarily due to an increase in securities available for sale.  The average balance of the securities portfolio was approximately $53,200,000 and $45,500,000 at March 31, 2013 and 2012, respectively.

Gain on securities transactions, net amounted to $3,310,028 and $1,212,712 for the quarter ended March 31, 2013 and 2012, respectively.  The market for REIT securities has continued to improve.  At March 31, 2013, the Company had net unrealized gains of $8,237,269 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Other income remained relatively stable for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.

Interest expense increased 17% from $1,431,698 for the quarter ended March 31, 2012 to $1,679,809 for the quarter ended March 31, 2013.  This increase is primarily due to the new loan for the ten community acquisition in 2013 and the new loan for the eleven community acquisition in 2012.

Amortization of financing costs remained relatively stable for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.

Income from community operations (defined as rental and related income less community operating expenses) amounted to $5,694,821 and $3,965,773 for the quarter ended March 31, 2013 and 2012, respectively.  This increase is primarily due to the acquisitions during 2013 and 2012.

Changes in Financial Condition

Total investment property and equipment increased 28% or $72,771,708 during the three months ended March 31, 2013.  This increase was primarily due to the acquisition of 10 communities for a purchase price of $67,500,000, which included 220 rental units.  The Company also added approximately 140 rental units.

Securities available for sale decreased 14% or $8,287,298 during the three months ended March 31, 2013.  The decrease was due to sales with an adjusted cost of $11,929,305.  This decrease was partially offset by purchases of securities available for sale of $2,018,694 and an increase in the unrealized gain of $1,623,313.

Mortgages payable increased 49% or $52,871,126 during the three months ended March 31, 2013. This increase was due to one new mortgage totaling $53,760,000 partially offset by principal repayments of $888,874.

The Company also raised $6,785,788 from the issuance of common stock in the DRIP during the three months ended March 31, 2013, which included dividend reinvestments of $341,016.  Dividends paid on the common stock for the three months ended March 31, 2013 were $3,155,607 of which $341,016 was reinvested.  On April 8, 2013, the Company declared a dividend of $0.18 per share to be paid June 17, 2013 to common shareholders of record as of May 15, 2013.

Dividends paid on the preferred stock for the three months ended March 31, 2013 was $1,889,147.  On April 8, 2013, the Company declared a preferred dividend of $0.515625 per share to be paid on June 17, 2013 to preferred shareholders of record as of May 15, 2013.

Liquidity And Capital Resources

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory, investment in securities of other REITs and payments of expenses relating to real estate operations.  We anticipate that the liquidity demands of the recent properties acquired will be met by the operations of these acquisitions.  The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, proceeds from the DRIP, and access to the capital markets.

Current economic indicators show the US economy to be slowly improving.  The affordability of our homes should enable the Company to perform well despite the challenging economy.  While the recent recession has proven difficult, the manufactured housing community property type has been more stable than other commercial property types.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations.  The Company may sell marketable securities, borrow on its lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets.

On March 29, 2013, the Company entered into a new $35 million Unsecured Revolving Credit Facility with Bank of Montreal.  The Company has the ability to increase the borrowing capacity by an additional amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to the obtaining of additional commitments.

Net cash provided by operating activities amounted to $1,678,445 and $2,755,502 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, the Company had cash and cash equivalents of $8.5 million, securities available for sale of $49.0 million, $35.0 million available on its unsecured line of credit, and $6.9 million available on its revolving lines of credit for the financing of home sales and the purchase of inventory.  The Company owns 67 properties, of which 22 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

The Company believes that funds generated will be adequate to meet its obligations over the next several years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance.  FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT.  FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (US GAAP), excluding extraordinary items, as defined under US GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization.  NAREIT created FFO as a non-US GAAP supplemental measure of REIT operating performance.  Core Funds From Operations (Core FFO), is defined as FFO plus acquisition costs.  FFO and Core FFO should be considered as a supplemental measure of operating performance used by REITs.  FFO and Core FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO and Core FFO are significant components in understanding the Company’s financial performance.

FFO and Core FFO (i) do not represent cash flow from operations as defined by US GAAP; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flow as a measure of liquidity.  FFO and Core FFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The Company’s FFO for the three months ended March 31, 2013 and 2012 is calculated as follows:

	Three Months Ended
	3/31/13	3/31/12

Net Income Attributable to Common Shareholders	$2,260,364	$1,059,378
Depreciation Expense	2,389,854	1,609,291
(Gain) Loss on Sales of Depreciable Assets	12,861	(13,132)
FFO Attributable to Common Shareholders	4,663,079	2,655,537
Acquisition Costs	591,068	82,657
Core FFO Attributable to Common Shareholders	$5,254,147	$2,738,194

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	2013	2012

Operating Activities	$1,678,445	$2,755,502
Investing Activities	(59,836,188)	(3,911,795)
Financing Activities	55,608,550	1,186,846

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -

Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

  May 7, 2013

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   May 7, 2013

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer