Form 10-Q
period 2013-06-30
UMH PROPERTIES, INC.
filed 2013-08-07
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes

No    X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of August 1, 2013
Common Stock, $.10 par value per share	18,875,258

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

CONTENTS

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

- ASSETS -	June 30, 2013 (Unaudited)	December 31, 2012

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 32,085,214	$ 22,010,714
Site and Land Improvements	242,162,280	186,474,330
Buildings and Improvements	11,189,855	7,176,980
Rental Homes and Accessories	53,253,368	37,828,031
Total Investment Property	338,690,717	253,490,055
Equipment and Vehicles	10,190,124	9,495,379
Total Investment Property and Equipment	348,880,841	262,985,434
Accumulated Depreciation	(78,436,499)	(73,270,257)
Net Investment Property and Equipment	270,444,342	189,715,177

OTHER ASSETS
Cash and Cash Equivalents	14,342,331	11,035,824
Securities Available for Sale	50,322,492	57,325,440
Inventory of Manufactured Homes	14,164,471	11,855,080
Notes and Other Receivables, net	24,768,065	22,713,864
Unamortized Financing Costs	2,275,257	1,473,454
Prepaid Expenses and Other Assets	1,605,636	910,875
Land Development Costs	5,564,617	5,251,501
Total Other Assets	113,042,869	110,566,038

TOTAL ASSETS	$383,487,211	$ 300,281,215

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	June 30, 2013 (Unaudited)	December 31, 2012

LIABILITIES:
MORTGAGES PAYABLE	$ 154,997,642	$ 108,871,352

OTHER LIABILITIES
Accounts Payable	1,109,328	1,070,021
Loans Payable	37,120,853	10,441,605
Accrued Liabilities and Deposits	3,233,510	3,609,615
Tenant Security Deposits	1,947,057	1,303,374
Total Other Liabilities	43,410,748	16,424,615
Total Liabilities	198,408,390	125,295,967

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 3,663,800 shares authorized, issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	91,595,000	91,595,000
Common Stock – $0.10 par value per share, 42,000,000 shares authorized, 18,621,404 and 17,111,882 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,862,140	1,711,188
Excess Stock - $0.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	91,509,957	76,110,692
Accumulated Other Comprehensive Income	5,239,406	6,236,161
Accumulated Deficit	(5,127,682)	(667,793)
Total Shareholders’ Equity	185,078,821	174,985,248

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$383,487,211	$ 300,281,215

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2013 AND 2012

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2013	2012	2013	2012

INCOME:
Rental and Related Income	$13,755,391	$8,906,992	$25,397,577	$17,667,035
Sales of Manufactured Homes	2,342,534	2,237,037	4,126,643	4,367,940
Total Income	16,097,925	11,144,029	29,524,220	22,034,975

EXPENSES:
Community Operating Expenses	6,919,124	4,879,904	12,866,489	9,674,174
Cost of Sales of Manufactured Homes	1,978,468	2,068,077	3,501,000	4,040,403
Selling Expenses	429,960	628,682	938,862	1,059,745
General and Administrative Expenses	1,522,152	1,202,972	2,737,388	2,424,066
Franchise Taxes	66,000	33,000	132,000	66,000
Acquisition Costs	271,709	187,284	862,777	269,941
Depreciation Expense	3,009,240	1,692,130	5,399,094	3,301,421
Total Expenses	14,196,653	10,692,049	26,437,610	20,835,750

OTHER INCOME (EXPENSE):
Interest Income	550,194	497,826	1,088,326	975,775
Dividend Income	747,852	796,876	1,598,645	1,573,742
Gain on Securities Transactions, net	370,982	1,068,354	3,681,010	2,281,066
Other Income	88,702	535,855	117,782	555,259
Interest Expense	(1,891,325)	(1,234,469)	(3,571,134)	(2,666,167)
Amortization of Financing Costs	(96,190)	(73,413)	(167,380)	(139,326)
Total Other Income (Expense)	(229,785)	1,591,029	2,747,249	2,580,349

Income before Loss on Sales of Investment Property and Equipment	1,671,487	2,043,009	5,833,859	3,779,574
Loss on Sales of Investment Property and Equipment	(52,048)	(23,973)	(64,909)	(10,841)
Net Income	1,619,439	2,019,036	5,768,950	3,768,733
Less: Preferred Dividend	1,889,147	930,715	3,778,294	1,621,034
Net Income (Loss) Attributable to Common Shareholders	$(269,708)	$1,088,321	$1,990,656	$2,147,699

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – CONTINUED (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2013 AND 2012

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2013	2012	2013	2012

Basic Income Per Share:

Net Income	$0.08	$0.13	$0.32	$0.24
Less: Preferred Dividend	0.10	0.06	0.21	0.10
Net Income (Loss) Attributable to Common Shareholders	$(0.02)	$0.07	$0.11	$0.14

Diluted Income Per Share:

Net Income	$0.08	$0.13	$0.32	$0.24
Less: Preferred Dividend	0.10	0.06	0.21	0.10
Net Income (Loss) Attributable to Common Shareholders	$(0.02)	$0.07	$0.11	$0.14

Weighted Average Common Shares Outstanding:

Basic	18,196,396	16,042,915	17,820,823	15,762,634
Diluted	18,196,396	16,107,938	17,908,912	15,824,169

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2013 AND 2012

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2013	2012	2013	2012

Net Income	$1,619,439	$2,019,036	$5,768,950	$3,768,733

Other Comprehensive Income:
Unrealized Holding Gain (Loss) Arising During the Period	(2,640,358)	4,360,846	2,292,983	9,664,147
Reclassification Adjustment for Net Gains Realized in Income	(370,982)	(1,068,354)	(3,681,010)	(2,281,066)
Change in Fair Value of Interest Rate Swap Agreements	339,173	(168,667)	391,272	(198,559)

Comprehensive Income (Loss)	(1,052,728)	5,142,861	4,772,195	10,953,255
Less: Preferred Dividend	1,889,147	930,715	3,778,294	1,621,034

Comprehensive Income (Loss) Attributable to Common Shareholders	$(2,941,875)	$4,212,146	$993,901	$9,332,221

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,768,950	$3,768,733
Non-Cash Adjustments:
Depreciation	5,399,094	3,301,421
Amortization of Financing Costs	167,380	139,326
Stock Compensation Expense	409,377	215,944
Increase in Provision for Uncollectible Notes and Other Receivables	287,195	418,076
Gain on Securities Transactions, net	(3,681,010)	(2,281,066)
Loss on Sales of Investment Property and Equipment	64,909	10,841

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(2,309,391)	(1,721,379)
Notes and Other Receivables	(2,341,396)	(202,729)
Prepaid Expenses and Other Assets	(694,761)	(590,625)
Accounts Payable	39,307	701,602
Accrued Liabilities and Deposits	15,167	227,299
Tenant Security Deposits	643,683	87,666
Net Cash Provided by Operating Activities	3,768,504	4,075,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(74,750,000)	(2,100,000)
Purchase of Investment Property and Equipment	(12,018,348)	(6,486,624)
Proceeds from Sales of Assets	575,180	586,206
Additions to Land Development	(313,116)	(163,435)
Purchase of Securities Available for Sale	(7,681,655)	(11,562,803)
Proceeds from Sales of Securities Available for Sale	16,977,586	9,253,590
Net Cash Used in Investing Activities	(77,210,353)	(10,473,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	53,760,000	11,400,000
Net Proceeds on short term borrowing	26,679,248	-0-
Principal Payments of Mortgages and Loans	(7,633,710)	(20,951,147)
Financing Costs on Debt	(969,183)	(268,460)
Proceeds from Issuance of Preferred Stock, net of offering costs	-0-	25,812,218
Proceeds from Issuance of Common Stock, net of reinvestments	14,267,230	9,177,650
Preferred Dividends Paid	(3,778,294)	(1,621,034)
Common Dividends Paid, net of amount reinvested	(5,576,935)	(5,023,804)
Net Cash Provided by Financing Activities	76,748,356	18,525,423

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,306,507	12,127,466
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	11,035,824	8,798,023
CASH AND CASH EQUIVALENTS-END OF PERIOD	$14,342,331	$20,925,489

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates sixty-eight manufactured home communities containing approximately 12,800 developed homesites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  The Company also invests in securities of other Real Estate Investment Trusts (REITs).

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (the Code), and intends to maintain its qualification as a REIT in the future.  As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders.  For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.  The Company is subject to franchise taxes in some of the states in which the Company owns property.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $276,797 and $409,377 have been recognized for the three and six months ended June 30, 2013, respectively, and $107,972 and $215,944 for the three and six months ended June 30, 2012, respectively.

On February 28, 2013, the Company granted an option to purchase 10,000 shares of common stock to one participant under the 2003 Stock Option and Award Plan, as amended.  The exercise price is $10.02 and the expiration date is February 28, 2021.  The grant date fair value of this option amounted to approximately $13,000.  This grant vests over 1 year.

On June 13, 2013, the shareholders approved and ratified the Company's 2013 Stock Option and Stock Award Plan (the Plan) authorizing the grant to officers and key employees of options to purchase up to 3,000,000 shares of common stock.  All options are exercisable one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  If options granted under the Plan expire or terminate for any reason without having been exercised in full, the shares subject to, but not delivered under, such options shall become available for additional option grants under the Plan.  This Plan replaced the Company's 2003 Stock Option and Award Plan, as amended, which, pursuant to its terms, terminated in 2013.  The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired.

On June 26, 2013, the Company granted options to purchase 382,000 shares of common stock to twenty four participants under the Plan, including an option to purchase 100,000 shares to Eugene W. Landy.  The exercise price is $10.08 and the expiration date is June 26, 2021.  The grant date fair value of these options amounted to approximately $542,400.  This grant vests over 1 year.  Compensation costs for grants to participants who are of retirement age were recognized at time of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2013:

2013
Dividend yield	6.67%
Expected volatility	32.37%
Risk-free interest rate	1.96%
Expected lives	8
Estimated forfeitures	-0-

The weighted-average fair value of options granted during the six months ended June 30, 2013 was $1.42.

As of June 30, 2013, there were options outstanding to purchase 1,127,000 shares.  There were 2,618,000 shares available for grant under the Plan.  During the six months ended June 30, 2013, options to one employee to purchase a total of 50,000 shares expired.  The aggregate intrinsic value of options outstanding as of June 30, 2013 was $665,793.  As of June 30, 2012, there were options outstanding to purchase 725,000 shares and 632,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.

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

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 6/30/13
Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$10,982,192
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$13,319,794

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage.  The interest rate swap agreements are net settled monthly.  The Company has designated these derivatives as cash flow hedges and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets.  To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in Interest Expense.  Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.  As of June 30, 2013 and December 31, 2012, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges.  As a result, the fair value of these derivatives of $13,477 and $(377,795), respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of Accumulated Other Comprehensive Income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. This ASU is effective prospectively, for reporting periods, beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the statement presentation for the current periods.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period.  Diluted Net Income (Loss) per Share is calculated by dividing Net Income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Common stock equivalents resulting from stock options in the amount of -0- and 88,089 shares for the three and six months ended June 30, 2013, respectively, are included in the diluted weighted shares outstanding.  Common stock equivalents resulting from stock options in the amount of 65,023 and 61,535 shares for the three and six months ended June 30, 2012, respectively, are included in the diluted weighted average shares outstanding.  As of June 30, 2013 and 2012, options to purchase 1,127,000 and 522,000 shares, respectively, were antidilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On March 1, 2013, the Company acquired 10 manufactured home communities for approximately $67,500,000. These 10 all-age communities total 1,854 sites and are situated on approximately 400 acres. There are five communities located in Indiana, four communities located in Pennsylvania, and one community located in Michigan. The average occupancy for these communities at closing was approximately 85%.  The Company obtained a $53,760,000 mortgage loan from JP Morgan Chase Bank, N.A. and paid the balance with cash on hand (see Note 5).

On April 2, 2013, the Company acquired Holiday Mobile Village, a 274-site manufactured home community situated on approximately 68 acres, located in Nashville, Tennessee, for a purchase price of $7,250,000.  The occupancy for this community at closing was approximately 82%.  The Company used its Unsecured Revolving Credit Facility with Bank of Montreal to finance this acquisition (see Note 5).

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company holds a portfolio of securities of other REITs.  During the six months ended June 30, 2013, the Company sold securities with a cost of $13,296,576 and recognized a Gain on Sale of $3,681,010.  The Company also made purchases of $7,681,655 in Securities Available for Sale.  Of this amount, the Company made total purchases of 42,854 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $422,398 or weighted average cost of $9.86 per share.  The Company owned a total of 1,810,000 MREIC common shares as of June 30, 2013 at a total cost of $14,943,592 and a fair value of $17,864,702.

As of June 30, 2013, the Company had nine securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at June 30, 2013:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Preferred Stock	$ 2,268,050	$ (42,134)	$ -0-	$ -0-
Common Stock	979,600	(123,792)	141,000	(17,200)
Total	$ 3,247,650	$ (165,926)	$ 141,000	$ (17,200)

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss
7	$ 2,268,050	$ (42,134)	0% to 10%
2	1,120,600	(140,992)	11% to 20%
9	$ 3,388,650	$ (183,126)

The Company has determined that these securities are temporarily impaired as of June 30, 2013.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  As of June 30, 2013, the Company had total net unrealized gains of $5,225,929 in its REIT securities portfolio.

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

On March 1, 2013, the Company obtained a $53,760,000 mortgage loan from JP Morgan Chase Bank, N.A. on its 10 community acquisition.  The Company also included 3 additional communities in this mortgage.  Interest on the mortgage loan is fixed at 4.065%. This mortgage loan matures on March 1, 2023.

On March 29, 2013, the Company entered into a new $35 million Unsecured Revolving Credit Facility with Bank of Montreal (“BMO Line”).  The Company has the ability to increase the borrowing capacity by an amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement. The maturity date of the BMO Line is March 29, 2016 with a one year extension available at the Company’s option.  Borrowings under the BMO Line can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness.  Borrowings will bear interest at the Company’s option of LIBOR plus 2.00% to 2.75% or BMO’s prime lending rate plus 1.00% to 1.75%, based on the Company’s overall leverage.  The Company will pay a fee on the unused commitment amount of up to 0.35% per annum.  The BMO Line replaces the Company’s current $5.0 million unsecured line of credit. On April 1, 2013, the Company borrowed $20,000,000 on the BMO Line in anticipation of the acquisition of Holiday Mobile Village and for other corporate purposes.  Based on the current leverage ratio, interest on this borrowing is at LIBOR plus 225 basis points.

On April 3, 2013, the Company repaid its mortgages on Cranberry Village and Forest Park for a total amount of approximately $5,700,000.  The interest rate on these mortgages was 6.8%.

In June 2013, the Company modified its mortgage on Sunny Acres and Suburban Estates.  The interest rate was reduced from a fixed rate of 6.5% to a fixed rate of 4.0%.  The maturity date was accelerated from June 1, 2020 to June 1, 2018.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On June 17, 2013, the Company paid $3,294,938 of which $532,594 was reinvested, as a dividend of $0.18 per share to common shareholders of record as of close of business on May 15, 2013.  Total dividends paid for the six months ended June 30, 2013 amounted to $6,450,545 of which $873,610 was reinvested.

During the six months ended June 30, 2013, the Company received, including dividends reinvested, a total of $15,140,840 from its Dividend Reinvestment and Stock Purchase Plan (DRIP).  There were 1,509,522 new shares issued under the DRIP.

On July 1, 2013, the Company declared a dividend of $0.18 per share to be paid September 16, 2013 to common shareholders of record as of close of business on August 15, 2013.

8.25% Series A Cumulative Redeemable Preferred Stock

On June 17, 2013, the Company paid $1,889,147 in Preferred Dividends or $0.515625 per share for the period from March 1, 2013 through May 31, 2013 to preferred shareholders of record as of close of business on May 15, 2013.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.  Total Preferred Dividends paid for the six months ended June 30, 2013 amounted to $3,778,294.

On July 1, 2013, the Company declared a Preferred Dividend of $0.515625 per share for the period from June 1, 2013 through August 31, 2013 to be paid on September 16, 2013 to preferred shareholders of record as of close of business on August 15, 2013.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial Assets and Liabilities were determined using the following inputs at June 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2013:

Securities Available for Sale - Preferred stock	$19,253,103	$19,253,103	$-0-	$-0-
Securities Available for Sale - Common stock	31,069,389	31,069,389	-0-	-0-
Interest Rate Swap (1)	13,477	-0-	13,477	-0-
Total	$50,335,969	$50,322,492	$13,477	$-0-

As of December 31, 2012:

Securities Available for Sale - Preferred stock	$18,300,970	$18,300,970	$-0-	$-0-
Securities Available for Sale - Common stock	39,024,470	39,024,470	-0-	-0-
Interest Rate Swap (1)	(377,795)	-0-	(377,795)	-0-
Total	$56,947,645	$57,325,440	$(377,795)	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature.  The fair value of Variable Rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of June 30, 2013, the fair and carrying value of Fixed Rate Mortgages Payable amounted to $124,236,410 and $122,115,270, respectively.  The fair value of Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 -  CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claims or litigation has a material adverse effect on the financial position or results of operations.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City.  All homes owned by the Company were fully restored as were the homes of all residents who elected to make repairs. On May 9, 2011, the Company was notified that a lawsuit had been filed in the United States District Court for the Western District of Tennessee on behalf of a purported class of all individuals of Mexican national origin who are current or former residents of Memphis Mobile City. The Complaint alleges various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. The Complaint was served on August 29, 2011.  The Company believes the action to be without merit and plans to defend it vigorously.  The Company’s insurance company is supporting its defense of this action.

The Company has entered into definitive agreements to purchase fourteen manufactured home communities with a total of approximately 1,620 sites.  These communities are located in Ohio, Pennsylvania and New York.   The aggregate purchase price of these communities totals approximately $38 million.  In conjunction with the purchase of these communities, the Company will assume mortgages totaling approximately $26 million.  Subject to satisfactory due diligence, we anticipate closing these transactions during fiscal 2013 or early 2014.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2013 and 2012 was $3,768,845 and $2,871,252, respectively.  Interest cost capitalized to Land Development was $72,084 and $140,806 for the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013 and 2012, the Company had Dividend Reinvestments of $873,610 and $688,870, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2012 and through June 30, 2013.  This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2012, after giving effect to certain adjustments including: (a) Rental and Related Income; (b)  community Operating Expenses; (c) Interest Expense resulting from the assumed increase in mortgages and Loans Payable related to the new acquisitions; (d) Depreciation Expense related to the new acquisitions; and (e) Net Income Attributable to Common Shareholders which has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12

Rental and Related Income	$13,755,000	$13,129,000	$27,215,000	$26,095,000
Community Operating Expenses	6,919,000	6,337,000	13,384,000	12,699,000
Net Income Attributable to Common Shareholders	(270,000)	1,444,000	2,695,000	2,507,000
Net Income Attributable to Common Shareholders per Share:
Basic	$(0.02)	$0.09	$0.15	$0.16
Diluted	$(0.02)	$0.09	$0.15	$0.16

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

The Company is a self-administered, self-managed, REIT with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home spaces on an annual or month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to qualified residents and prospective residents of our communities.  At June 30, 2013, the Company owned sixty-eight manufactured home communities containing approximately 12,800 developed homesites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  The Company also invests in securities of other REITs.

The Company’s income primarily consists of Rental and Related Income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes as well as sales finance operations.

Although current economic indicators show the US economy to be improving, the rate of recovery has been much slower than anticipated.  However, activity in our communities has recently increased.  Occupancy has increased from 80% at year-end to 82% currently.  We are seeing increased demand for rental units and during 2013, have added a net of approximately 160 rental units to selected communities as well as acquired 300 rental units with fiscal 2013 community acquisitions.  Occupied rental units represent approximately 14% of total occupied sites at quarter end.  We hope to convert renters to new homeowners in the future. We will continue to monitor the demand for rental units and may invest in additional rentals in the second half of 2013.

The Company also holds a portfolio of securities of other REITs with a fair value of $50,322,492 at June 30, 2013, which earns Dividend and Interest Income.  The dividends received from our securities investments were at a weighted-average yield of approximately 6.6% as of June 30, 2013.  During the six months ended June 30, 2013, the Company recognized Gains on Sales of Securities of $3,681,010.  At June 30, 2013, the Company had net unrealized gains of $5,225,929 in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company intends to continue to increase its real estate investments.  In 2011 and 2012, we added twenty-two manufactured home communities, encompassing approximately 2,600 developed homesites, to our portfolio. On March 1, 2013, the Company acquired 10 manufactured home communities for approximately $67.5 million. These 10 all-age communities total 1,854 sites and are situated on approximately 400 acres. Five of these ten communities are located in Indiana, four communities are located in Pennsylvania, and one community is located in Michigan. The average occupancy for these communities at closing was approximately 85%.  On April 2, 2013, the Company acquired Holiday Mobile Village, a 274-site manufactured home community situated on approximately 68 acres, located in Nashville, Tennessee, for a purchase price of approximately $7.3 million.  The occupancy for this community at closing was approximately 82%.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments.

The Company has entered into definitive agreements to purchase fourteen manufactured home communities with a total of approximately 1,620 sites.  These communities are located in Ohio, Pennsylvania and New York.   The aggregate purchase price of these communities totals  approximately $38 million.  In conjunction with the purchase of these communities, the Company will assume mortgages totaling approximately $26 million.  Subject to satisfactory due diligence, we anticipate closing these transactions during fiscal 2013 or early 2014.

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

On a regular basis, management evaluates our assumptions, judgments and estimates.  Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Changes In Results Of Operations

Rental and Related Income increased 54% from $8,906,992 for the three months ended June 30, 2012 to $13,755,391 for the three months ended June 30, 2013.  Rental and Related Income increased 44% from $17,667,035 for the six months ended June 30, 2012 to $25,397,577 for the six months ended June 30, 2013.  This was primarily due to the acquisitions made during 2012 and 2013, and an increase in rental home income.  Occupancy increased from 78% at June 30, 2012 to 82% at June 30, 2013.

Sales of manufactured homes amounted to $2,342,534 and $2,237,037 for the quarters ended June 30, 2013 and 2012, respectively.  Sales of manufactured homes amounted to $4,126,643 and $4,367,940 for the six months ended June 30, 2013 and 2012, respectively.  Cost of Sales of manufactured homes amounted to $1,978,468 and $2,068,077 for the quarters ended June 30, 2013 and 2012, respectively.  Cost of Sales of manufactured homes amounted to $3,501,000 and $4,040,403 for the six months ended June 30, 2013 and 2012, respectively.  Selling Expenses amounted to $429,960 and $628,682 for the quarters ended June 30, 2013 and 2012, respectively.  Selling Expenses amounted to $938,862 and $1,059,745 for the six months ended June 30, 2013 and 2012, respectively. These decreases are directly attributable to the decrease in sales.  Loss from the Sales Operations (defined as Sales of manufactured homes less Cost of Sales of manufactured homes less Selling Expenses) amounted to $65,894 or 3% of total sales and $459,722 or 21% of total sales for the quarters ended June 30, 2013 and 2012, respectively.  Loss from the Sales Operations amounted to $313,219 or 8% of total sales and $732,208 or 17% of total sales for the six months ended June 30, 2013 and 2012, respectively.  The gross profit percentage was 16% and 8% for the quarters ended June 30, 2013 and 2012, respectively.  The gross profit percentage was 15% and 7% for the six months ended June 30, 2013 and 2012, respectively.  This was the result of an increase in sales prices.  The Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community Operating Expenses increased 42% from $4,879,904 for the quarter ended June 30, 2012 to $6,919,124 for the quarter ended June 30, 2013.  Community Operating Expenses increased 33% from $9,674,174 for the six months ended June 30, 2012 to $12,866,489 for the six months ended June 30, 2013.  These increases are primarily due to the acquisitions during 2013 and 2012.

General and Administrative Expenses increased 27% from $1,202,972 for the quarter ended June 30, 2012 to $1,522,152 for the quarter ended June 30, 2013.  General and Administrative Expenses increased 13% from $2,424,066 for the six months ended June 30, 2012 to $2,737,388 for the six months ended June 30, 2013.  This was primarily due to an increase in personnel and related costs.  Over the past four years, the Company has grown almost 88%, based on total number of homesites.

Franchise Taxes increased 100% from $33,000 for the quarter ended June 30, 2012 to $66,000 for the quarter ended June 30, 2013.  Franchise Taxes increased 100% from $66,000 for the six months ended June 30, 2012 to $132,000 for the six months ended June 30, 2013.  These increases are primarily due to the acquisitions during 2013 and 2012.

Acquisition Costs increased 45% from $187,284 for the quarter ended June 30, 2012 to $271,709 for the quarter ended June 30, 2013. Acquisition Costs increased 220% from $269,941 for the six months ended June 30, 2012 to $862,777 for the six months ended June 30, 2013.   Acquisition Costs relate to transaction, due diligence and other related costs associated with the acquisitions of the communities.

Depreciation Expense increased 78% from $1,692,130 for the quarter ended June 30, 2012 to $3,009,240 for the quarter ended June 30, 2013.  Depreciation Expense increased 64% from $3,301,421 for the six months ended June 30, 2012 to $5,399,094 for the six months ended June 30, 2013.  These increases are primarily due to the acquisitions during 2013 and 2012.

Interest Income increased 11% from $497,826 for the quarter ended June 30, 2012 to $550,194 for the quarter ended June 30, 2013.  Interest Income increased 12% from $975,775 for the six months ended June 30, 2012 to $1,088,326 for the six months ended June 30, 2013.  This was primarily due to an increase in Notes Receivable.  The average balance of Notes Receivable was approximately $22,390,000 and $20,087,000 at June 30, 2013 and 2012, respectively.

Dividend Income remained relatively stable for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.

Gain on Securities Transactions, net amounted to $370,982 and $1,068,354 for the quarter ended June 30, 2013 and 2012, respectively.  Gain on Securities Transactions, net amounted to $3,681,010 and $2,281,066 for the six months ended June 30, 2013 and 2012, respectively.  At June 30, 2013, the Company had net unrealized gains of $5,225,929 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Other Income decreased 83% from $535,855 for the three months ended June 30, 2012 to $88,702 for the three months ended June 30, 2013.  Other Income decreased 79% from $555,259 for the six months ended June 30, 2012 to $117,782 for the six months ended June 30, 2013.   The decreases were primarily due to the amount received on an oil and gas lease on a community in the second quarter of 2012.

Interest Expense increased 53% from $1,234,469 for the three months ended June 30, 2012 to $1,891,325 for the three months ended June 30, 2013.  Interest Expense increased 34% from $2,666,167 for the six months ended June 30, 2012 to $3,571,134 for the six months ended June 30, 2013.  These increases are primarily due to the new loan for the ten community acquisition in 2013 and the new loan for the eleven community acquisition in 2012.  The Company has reduced its weighted average interest rate on our mortgages 18.5% from 5.4% at June 30, 2012 to 4.4% at June 30, 2013.

Amortization of Financing Costs increased 31% from $73,413 for the three months ended June 30, 2012 to $96,190 for the three months ended June 30, 2013.  Amortization of Financing Costs increased 20% from $139,326 for the six months ended June 30, 2012 to $167,380 for the six months ended June 30, 2013.  These increases are primarily due to the new mortgage for the acquisition of 10 communities in March 2013.

Income from Community Operations (defined as Rental and Related Income less Community Operating Expenses) amounted to $6,836,267 and $4,027,088 for the quarters ended June 30, 2013 and 2012, respectively.  Income from Community Operations amounted to $12,531,088 and $7,992,861 for the six months ended June 30, 2013 and 2012, respectively.  These increases are primarily due to the acquisitions during 2013 and 2012.

Changes in Financial Condition

Total Investment Property and Equipment increased 33% or $85,895,407 during the six months ended June 30, 2013.  This increase was primarily due to the acquisition of 11 communities for a purchase price of $74,750,000, which included approximately 300 rental units.  The Company also added approximately 160 rental units to its existing communities.

Securities Available for Sale decreased 12% or $7,002,948 during the six months ended June 30, 2013.  The decrease was due to sales with a cost of $13,296,576 and a decrease in the unrealized gain of $1,388,027.  This decrease was partially offset by purchases of Securities

Available for Sale of $7,681,655.

Mortgages Payable increased 42% or $46,126,290 during the six months ended June 30, 2013. This increase was due to one new mortgage totaling $53,760,000 partially offset by principal repayments of $7,633,710.  The principal repayment amount included the payoff of the mortgages on Cranberry Village and Forest Park that amounted to approximately $5,700,000.

Loans Payable increased 256% or $26,679,248 during the six months ended June 30, 2013.  This increase was mainly due to the draw of $20,000,000 on the BMO Line in anticipation of the acquisition of Holiday Mobile Village and for other corporate purposes.

The Company raised $15,140,840 from the issuance of common stock in the DRIP during the six months ended June 30, 2013, which included Dividend Reinvestments of $873,610.  Dividends paid on the common stock for the six months ended June 30, 2013 were $6,450,545, of which $873,610 were reinvested.  Dividends paid on the preferred stock for the six months ended June 30, 2013 were $3,778,294.

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

Current economic indicators show the US economy to be slowly improving.  The affordability of our homes should enable the Company to perform well despite the challenging economy.  While the recent recession has proven difficult, manufactured home communities are considered to be more stable than other housing types because of their low site rents and lower-priced homes and rental units.

The Company uses a variety of sources to fund its cash needs in addition to cash generated through operations.  The Company may sell marketable securities, borrow on its lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets.

On March 29, 2013, the Company entered into a new $35 million Unsecured Revolving Credit Facility with Bank of Montreal.  The Company has the ability to increase the borrowing capacity by an additional amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement.  On April 1, 2013, the Company borrowed $20,000,000 on the BMO Line in anticipation of the acquisition of Holiday Mobile Village and for other corporate purposes.

Net Cash provided by Operating Activities amounted to $3,768,504 and $4,075,109 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, the Company had Cash and Cash Equivalents of $14.3 million, Securities Available for Sale of $50.3 million, $15.0 million available on its BMO Line, and $8.0 million available on its revolving lines of credit for the financing of home sales and the purchase of inventory.  The Company owns 68 properties, of which 25 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

The Company believes that funds generated will be adequate to meet its obligations over the next several years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance.  FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT.  FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents Net Income (Loss) Attributable to Common Shareholders, as defined by accounting principles generally accepted in the United States of America (US GAAP), excluding Extraordinary Items, as defined under US GAAP, Gains or Losses from sales of previously depreciated real estate assets, Impairment Charges related to depreciable real estate assets, plus certain non-cash items such as Real Estate Asset Depreciation and Amortization.  NAREIT created FFO as a non-US GAAP supplemental measure of REIT operating performance.  We define Core Funds From Operations (Core FFO), as FFO plus Acquisition Costs.  FFO and Core FFO should be considered as supplemental measures of operating performance used by REITs.  FFO and Core FFO exclude historical Cost Depreciation as an expense and may facilitate the comparison of REITs which have different cost bases.  The items excluded from FFO and Core FFO are significant components in understanding the Company’s financial performance.

FFO and Core FFO (i) do not represent Cash Flow from Operations as defined by US GAAP; (ii) should not be considered as an alternative to Net Income as a measure of operating performance or to Cash Flows from Operating, Investing and Financing activities; and (iii) are not alternatives to Cash Flow as a measure of liquidity.  FFO and Core FFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The Company’s FFO and Core FFO for the three and six months ended June 30, 2013 and 2012 are calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12

Net Income Attributable to Common Shareholders	$(269,708)	$1,088,321	$1,990,656	$2,147,699
Depreciation Expense	3,009,240	1,692,130	5,399,094	3,301,421
Loss on Sales of Depreciable Assets	52,048	23,973	64,909	10,841
FFO Attributable to Common Shareholders	2,791,580	2,804,424	7,454,659	5,459,961
Acquisition Costs	271,709	187,284	862,777	269,941
Core FFO Attributable to Common Shareholders	$3,063,289	$2,991,708	$8,317,436	$5,729,902

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	2013	2012

Operating Activities	$3,768,504	$4,075,109
Investing Activities	(77,210,353)	(10,473,066)
Financing Activities	76,748,356	18,525,423

Safe Harbor Statement

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide our current expectations or forecasts of future events.  Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts.  Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  Some of these factors are described below and under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make.  Any forward-looking statement speaks only as of the date on which it is made.  New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that could cause actual results to differ materially from our expectations include, among others:

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

  August 6, 2013

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   August 6, 2013

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer