Form 10-Q
period 2013-09-30
UMH PROPERTIES, INC.
filed 2013-11-07
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

( x )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes

No    X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of November 1, 2013
Common Stock, $.10 par value per share	19,935,975

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

CONTENTS

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

- ASSETS -	September 30, 2013 (Unaudited)	December 31, 2012

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 32,140,214	$ 22,010,714
Site and Land Improvements	244,812,246	186,474,330
Buildings and Improvements	11,408,401	7,176,980
Rental Homes and Accessories	57,821,361	37,828,031
Total Investment Property	346,182,222	253,490,055
Equipment and Vehicles	10,718,300	9,495,379
Total Investment Property and Equipment	356,900,522	262,985,434
Accumulated Depreciation	(81,472,772)	(73,270,257)
Net Investment Property and Equipment	275,427,750	189,715,177

OTHER ASSETS
Cash and Cash Equivalents	7,787,475	11,035,824
Securities Available for Sale	54,192,697	57,325,440
Inventory of Manufactured Homes	14,826,631	11,855,080
Notes and Other Receivables, net	26,815,127	22,713,864
Unamortized Financing Costs	2,212,267	1,473,454
Prepaid Expenses and Other Assets	4,627,934	910,875
Land Development Costs	5,694,839	5,251,501
Total Other Assets	116,156,970	110,566,038

TOTAL ASSETS	$391,584,720	$ 300,281,215

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	September 30, 2013 (Unaudited)	December 31, 2012

LIABILITIES:
MORTGAGES PAYABLE	$ 153,982,521	$ 108,871,352

OTHER LIABILITIES
Accounts Payable	2,114,184	1,070,021
Loans Payable	43,126,297	10,441,605
Accrued Liabilities and Deposits	3,965,564	3,609,615
Tenant Security Deposits	2,005,252	1,303,374
Total Other Liabilities	51,211,297	16,424,615
Total Liabilities	205,193,818	125,295,967

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 3,663,800 shares authorized, issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	91,595,000	91,595,000
Common Stock – $0.10 par value per share, 42,000,000 shares authorized, 19,573,027 and 17,111,882 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,957,303	1,711,188
Excess Stock - $0.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	100,729,012	76,110,692
Accumulated Other Comprehensive Income	1,781,843	6,236,161
Accumulated Deficit	(9,672,256)	(667,793)
Total Shareholders’ Equity	186,390,902	174,985,248

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$391,584,720	$ 300,281,215

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2013	2012	2013	2012

INCOME:
Rental and Related Income	$13,992,765	$9,836,479	$39,390,342	$27,503,514
Sales of Manufactured Homes	2,261,201	2,350,189	6,387,844	6,718,129
Total Income	16,253,966	12,186,668	45,778,186	34,221,643

EXPENSES:
Community Operating Expenses	7,623,566	5,293,777	20,490,055	14,967,951
Cost of Sales of Manufactured Homes	1,843,231	2,103,234	5,344,231	6,143,637
Selling Expenses	550,345	540,831	1,489,207	1,600,576
General and Administrative Expenses	1,688,095	1,233,191	4,425,483	3,657,257
Franchise Taxes	66,000	33,000	198,000	99,000
Acquisition Costs	94,711	483,119	957,488	753,060
Depreciation Expense	3,069,509	1,930,158	8,468,603	5,231,579
Total Expenses	14,935,457	11,617,310	41,373,067	32,453,060

OTHER INCOME (EXPENSE):
Interest Income	551,750	512,127	1,640,076	1,487,902
Dividend Income	895,577	830,303	2,494,222	2,404,045
Gain on Securities Transactions, net	112,915	1,214,664	3,793,925	3,495,730
Other Income	64,357	52,195	182,139	607,454
Interest Expense	(2,136,730)	(1,689,112)	(5,707,864)	(4,355,279)
Amortization of Financing Costs	(87,990)	(73,413)	(255,370)	(212,739)
Total Other Income (Expense)	(600,121)	846,764	2,147,128	3,427,113

Income before Loss on Sales of Investment Property and Equipment	718,388	1,416,122	6,552,247	5,195,696
Gain (Loss) on Sales of Investment Property and Equipment	82,489	(10,368)	17,580	(21,209)
Net Income	800,877	1,405,754	6,569,827	5,174,487
Less: Preferred Dividend	1,889,147	1,244,616	5,667,441	2,865,650
Net Income (Loss) Attributable to Common Shareholders	$(1,088,270)	$161,138	$902,386	$2,308,837

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2013	2012	2013	2012

Basic Income Per Share:

Net Income	$0.04	$0.08	$0.36	$0.32
Less: Preferred Dividend	0.10	0.08	0.31	0.18
Net Income (Loss) Attributable to Common Shareholders	$(0.06)	$-0-	$0.05	$0.14

Diluted Income Per Share:

Net Income	$0.04	$0.08	$0.36	$0.32
Less: Preferred Dividend	0.10	0.08	0.31	0.18
Net Income (Loss) Attributable to Common Shareholders	$(0.06)	$-0-	$0.05	$0.14

Weighted Average Common Shares Outstanding:

Basic	19,067,845	16,395,075	18,239,574	15,965,772
Diluted	19,067,845	16,466,881	18,309,728	16,029,499

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2013	2012	2013	2012

Net Income	$800,877	$1,405,754	$6,569,827	$5,174,487

Other Comprehensive Income:
Unrealized Holding Gain (Loss) Arising During the Period	(3,234,361)	(1,051,894)	(941,378)	8,612,253
Reclassification Adjustment for Net Gains Realized in Income	(112,915)	(1,214,664)	(3,793,925)	(3,495,730)
Change in Fair Value of Interest Rate Swap Agreements	(110,287)	(78,413)	280,985	(276,972)

Comprehensive Income (Loss)	(2,656,686)	(939,217)	2,115,509	10,014,038
Less: Preferred Dividend	1,889,147	1,244,616	5,667,441	2,865,650

Comprehensive Income (Loss) Attributable to Common Shareholders	$(4,545,833)	$(2,183,833)	$(3,551,932)	$7,148,388

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,569,827	$5,174,487
Non-Cash Adjustments:
Depreciation	8,468,603	5,231,579
Amortization of Financing Costs	255,370	212,739
Stock Compensation Expense	637,079	441,368
Increase in Provision for Uncollectible Notes and Other Receivables	442,083	557,457
Gain on Securities Transactions, net	(3,793,925)	(3,495,730)
(Gain) Loss on Sales of Investment Property and Equipment	(17,580)	21,209

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(2,971,551)	(2,431,013)
Notes and Other Receivables	(4,543,346)	(1,646,931)
Prepaid Expenses and Other Assets	(3,717,059)	(544,900)
Accounts Payable	1,044,163	737,719
Accrued Liabilities and Deposits	636,934	109,319
Tenant Security Deposits	701,878	343,326
Net Cash Provided by Operating Activities	3,712,476	4,710,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(74,750,000)	(39,650,000)
Purchase of Investment Property and Equipment	(20,252,444)	(12,314,454)
Proceeds from Sales of Assets	838,848	888,157
Additions to Land Development	(443,338)	(309,613)
Purchase of Securities Available for Sale	(15,041,535)	(14,258,362)
Proceeds from Sales of Securities Available for Sale	17,232,900	12,601,396
Net Cash Used in Investing Activities	(92,415,569)	(53,042,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	53,760,000	25,380,000
Net Proceeds on short term borrowing	32,684,692	-0-
Principal Payments of Mortgages and Loans	(8,648,831)	(8,134,938)
Financing Costs on Debt	(994,183)	(351,755)
Proceeds from Issuance of Preferred Stock, net of offering costs	-0-	25,702,218
Proceeds from Issuance of Common Stock, net of reinvestments	22,831,429	11,888,930
Preferred Dividends Paid	(5,667,441)	(2,865,650)
Common Dividends Paid, net of amount reinvested	(8,510,922)	(7,643,923)
Net Cash Provided by Financing Activities	85,454,744	43,974,882

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,248,349)	(4,357,365)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	11,035,824	8,798,023
CASH AND CASH EQUIVALENTS-END OF PERIOD	$7,787,475	$4,440,658

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates sixty-eight manufactured home communities containing approximately 12,800 developed home sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  In October 2013, we acquired Rolling Hills Estates, a 91-site community in Carlisle, Pennsylvania (See Note 10).  In November 2013, we acquired five manufactured home communities located in Ohio and New York for a total of 519 sites (See Note 10).  With these acquisitions, we now own seventy-four communities consisting of approximately 13,400 sites.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.  The Company also invests in securities of other Real Estate Investment Trusts (REITs).

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $227,702 and $637,079 have been recognized for the three and nine months ended September 30, 2013, respectively, and $225,424 and $441,368 for the three and nine months ended September 30, 2012, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2013:

2013
Dividend yield	6.67%
Expected volatility	32.37%
Risk-free interest rate	1.96%
Expected lives	8
Estimated forfeitures	-0-

The weighted-average fair value of options granted during the nine months ended September 30, 2013 was $1.42.

As of September 30, 2013, there were options outstanding to purchase 1,095,000 shares.  There were 2,618,000 shares available for grant under the Plan.  During the nine months ended September 30, 2013, options to nine employees to purchase a total of 82,000 shares expired.  The aggregate intrinsic value of options outstanding as of September 30, 2013 was $525,043.  As of September 30, 2012, there were options outstanding to purchase 789,000 shares and 518,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.

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

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 9/30/13
Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$10,877,740
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$13,085,352

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage.  The interest rate swap agreements are net settled monthly.  The Company has designated these derivatives as cash flow hedges and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets.  To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in Interest Expense.  Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.  As of September 30, 2013 and December 31, 2012, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges. As a result, the fair value of these derivatives of $(96,810) and $(377,795), respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of Accumulated Other Comprehensive Income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. This ASU is effective prospectively for reporting periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the statement presentation for the current periods.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period.  Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.  Common stock equivalents resulting from stock options in the amount of -0- and 70,154 shares for the three and nine months ended September 30, 2013, respectively, are included in the diluted weighted shares outstanding.  Common stock equivalents resulting from stock options in the amount of 71,806 and 63,727 shares for the three and nine months ended September 30, 2012, respectively, are included in the diluted weighted average shares outstanding.  As of September 30, 2013 and 2012, options to purchase 504,000 and 586,000 shares, respectively, were antidilutive.

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company holds a portfolio of securities of other REITs.  During the nine months ended September 30, 2013, the Company sold securities with a cost of $13,438,975 and recognized a Gain on Sale of $3,793,925.  The Company also made purchases of $15,041,535 in Securities Available for Sale.  Of this amount, the Company made total purchases of 75,407 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $693,898 or weighted average cost of $9.20 per share.  The Company owned a total of 1,842,554 MREIC common shares as of September 30, 2013 at a total cost of $15,215,092 and a fair value of $16,711,967.

As of September 30, 2013, the Company had twenty one securities that were temporarily impaired.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at September 30, 2013:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Preferred Stock	$ 10,098,722	$ (497,141)	$ -0-	$ -0-
Common Stock	11,256,803	(376,913)	$ -0-	$ -0-
Total	$ 21,355,525	$ (874,054)	$ -0-	$ -0-

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss
16	$ 19,512,875	$ (521,116)	0% to 10%
5	1,842,650	(352,938)	11% to 20%
21	$ 21,355,525	$ (874,054)

The Company has determined that these securities are temporarily impaired as of September 30, 2013.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  As of September 30, 2013, the Company had total net unrealized gains of $1,878,653 in its REIT securities portfolio.

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

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On September 16, 2013, the Company paid $3,456,304 of which $522,317 was reinvested, as a dividend of $0.18 per share to common shareholders of record as of close of business on August 15, 2013.  Total dividends paid for the nine months ended September 30, 2013 amounted to $9,906,849 of which $1,395,927 was reinvested.

During the nine months ended September 30, 2013, the Company received, including dividends reinvested, a total of $24,227,356 from its Dividend Reinvestment and Stock Purchase Plan (DRIP).  There were 2,461,145 new shares issued under the DRIP.

On October 1, 2013, the Company declared a dividend of $0.18 per share to be paid December 16, 2013 to common shareholders of record as of close of business on November 15, 2013.

8.25% Series A Cumulative Redeemable Preferred Stock

On September 16, 2013, the Company paid $1,889,147 in Preferred Dividends or $0.515625 per share for the period from June 1, 2013 through August 31, 2013 to preferred shareholders of record as of close of business on August 15, 2013.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.  Total Preferred Dividends paid for the nine months ended September 30, 2013 amounted to $5,667,441.

On October 1, 2013, the Company declared a Preferred Dividend of $0.515625 per share for the period from September 1, 2013 through November 30, 2013 to be paid on December 16, 2013 to preferred shareholders of record as of close of business on November 15, 2013.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial Assets and Liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial Assets and Liabilities was determined using the following inputs at September 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2013:

Securities Available for Sale - Preferred stock	$22,021,571	$22,021,571	$-0-	$-0-
Securities Available for Sale - Common stock	32,171,126	32,171,126	-0-	-0-
Interest Rate Swap (1)	(96,810)	-0-	(96,810)	-0-
Total	$54,095,887	$54,192,697	$(96,810)	$-0-

As of December 31, 2012:

Securities Available for Sale - Preferred stock	$18,300,970	$18,300,970	$-0-	$-0-
Securities Available for Sale - Common stock	39,024,470	39,024,470	-0-	-0-
Interest Rate Swap (1)	(377,795)	-0-	(377,795)	-0-
Total	$56,947,645	$57,325,440	$(377,795)	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature.  The fair value of Variable Rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.   As of September 30, 2013, the fair and carrying value of Fixed Rate Mortgages Payable amounted to $123,530,172 and $121,497,526, respectively.  The fair value of Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 - CONTINGENCIES AND COMMITMENTS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claims or litigation have a material adverse effect on the financial position or results of operations.

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

In addition to the acquisition of the six communities completed in October and November of 2013 (see Note 10), the Company has entered into a definitive agreement to purchase eight manufactured home communities with a total of approximately 1,000 developed home sites.  These communities are located in Ohio.   The aggregate purchase price of these communities totals approximately $25 million.  In conjunction with the purchase of these communities, the Company will assume mortgages totaling approximately $18 million.  Subject to satisfactory due diligence, we anticipate closing this transaction during the first quarter of 2014.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2013 and 2012 was $6,038,861 and $4,738,378, respectively.  Interest cost capitalized to Land Development was $215,865 and $213,470 for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013 and 2012, the Company had Dividend Reinvestments of $1,395,927 and $1,023,366, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On October 1, 2013, the Company acquired Rolling Hills Estates, a 91-site manufactured home community situated on approximately 34 acres, located in Carlisle, Pennsylvania, for a purchase price of approximately $1.7 million.  The occupancy for this community at closing was approximately 91%.

On November 6, 2013, the Company acquired five manufactured home communities for an aggregate purchase price of $11,800,000. These five all-age communities contain a total of 519 developed home sites that are situated on approximately 200 total acres.  This portfolio consists of Melrose Village, Melrose West, Little Chippewa, and Auburn Estates located in Ohio and Youngstown located in New York. The average occupancy for these communities is approximately 82%.  The Company assumed a $7,700,000 mortgage loan.  This mortgage is at a fixed interest rate of 4.75% and matures on December 6, 2022.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2012 and through September 30, 2013.  This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2012, after giving effect to certain adjustments including: (a) Rental and Related Income; (b)  community Operating Expenses; (c) Interest Expense resulting from the assumed increase in mortgages and Loans Payable related to the new acquisitions; (d) Depreciation Expense related to the new acquisitions; and (e) Net Income (Loss) Attributable to Common Shareholders which has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	9/30/13	9/30/12	9/30/13	9/30/12

Rental and Related Income	$13,993,000	$13,270,000	$41,219,000	$39,421,000
Community Operating Expenses	7,624,000	6,789,000	21,284,000	20,286,000
Net Income (Loss) Attributable to Common Shareholders	(1,088,000)	367,000	1,307,000	3,105,000
Net Income (Loss) Attributable to Common Shareholders per Share:
Basic	$(0.06)	$0.02	$0.07	$0.19
Diluted	$(0.06)	$0.02	$0.07	$0.19

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2012.

The Company is a self-administered, self-managed, REIT with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities – leasing sites on an annual or month-to-month basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to qualified residents and prospective residents of our communities.  At September 30, 2013, the Company owned sixty-eight manufactured home communities containing approximately 12,800 developed home sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  The Company also invests in securities of other REITs.

The Company’s income primarily consists of Rental and Related Income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes as well as sales finance operations.

Current economic indicators show the US economy to be improving.  Activity in our communities has recently increased.  Occupancy has increased from 80% at year-end to 82% currently.  We are seeing increased demand for rental units and during 2013, have added a net of approximately 200 rental units to selected communities as well as acquired 300 rental units with fiscal 2013 community acquisitions.  Occupied rental units represent approximately 15% of total occupied sites at quarter end.  We hope to convert renters to new homeowners in the future. We will continue to monitor the demand for rental units and may invest in additional rentals in the last quarter of 2013.

The Company also holds a portfolio of securities of other REITs with a fair value of $54,192,697 at September 30, 2013, which earns Dividend and Interest Income.  The dividends received from our securities investments were at a weighted-average yield of approximately 7.0% as of September 30, 2013.  During the nine months ended September 30, 2013, the Company recognized Gains on Sales of Securities of $3,793,925.  At September 30, 2013, the Company had Net Unrealized Gains of $1,878,653 in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company intends to continue to increase its real estate investments.  In 2011 and

2012, we added twenty-two manufactured home communities, encompassing approximately 2,600 developed home sites, to our portfolio. On March 1, 2013, the Company acquired 10 manufactured home communities for approximately $67.5 million. These 10 all-age communities total 1,854 sites and are situated on approximately 400 acres. Five of these ten communities are located in Indiana, four communities are located in Pennsylvania, and one community is located in Michigan. The average occupancy for these communities at closing was approximately 85%.  On April 2, 2013, the Company acquired Holiday Mobile Village, a 274-site manufactured home community situated on approximately 68 acres, located in Nashville, Tennessee, for a purchase price of approximately $7.3 million.  The occupancy for this community at closing was approximately 82%.  In October and November, 2013 the Company acquired an additional six communities totaling 610 developed home sites in Ohio, New York and Pennsylvania.  The aggregate purchase price of these communities totals $13.5 million.  We have also entered into a definitive agreement to purchase eight manufactured home communities with a total of approximately 1,000 developed home sites located on Ohio for a purchase price of approximately $25 million.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments.

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

Changes In Results Of Operations

Rental and Related Income increased 42% from $9,836,479 for the three months ended September 30, 2012 to $13,992,765 for the three months ended September 30, 2013.  Rental and Related Income increased 43% from $27,503,514 for the nine months ended September 30, 2012 to $39,390,342 for the nine months ended September 30, 2013.  This was primarily due to the acquisitions made during 2012 and 2013, and an increase in rental home income.  Occupancy increased from 80% at September 30, 2012 to 82% at September 30, 2013.

Sales of manufactured homes amounted to $2,261,201 and $2,350,189 for the quarters ended September 30, 2013 and 2012, respectively.  Sales of manufactured homes amounted to $6,387,844 and $6,718,129 for the nine months ended September 30, 2013 and 2012, respectively.  Cost of Sales of manufactured homes amounted to $1,843,231 and $2,103,234 for the quarters ended September 30, 2013 and 2012, respectively.  Cost of Sales of manufactured homes amounted to $5,344,231 and $6,143,637 for the nine months ended September 30, 2013 and 2012, respectively.  Selling Expenses amounted to $550,345 and $540,831 for the quarters ended September 30, 2013 and 2012, respectively.  Selling Expenses amounted to $1,489,207 and $1,600,576 for the nine months ended September 30, 2013 and 2012, respectively. Decreases are directly attributable to the decrease in sales.  Loss from the Sales Operations (defined as Sales of manufactured homes less Cost of Sales of manufactured homes less Selling Expenses) amounted to $132,376 or 6% of total sales and $293,876 or 13% of total sales for the quarters ended September 30, 2013 and 2012, respectively.  Loss from the Sales Operations amounted to $445,595 or 7% of total sales and $1,026,084 or 15% of total sales for the nine months ended September 30, 2013 and 2012, respectively.  The gross profit percentage was 18% and 11% for the quarters ended September 30, 2013 and 2012, respectively.  The gross profit percentage was 16% and 9% for the nine months ended September 30, 2013 and 2012, respectively.  This was the result of an increase in sales prices.  The Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community Operating Expenses increased 44% from $5,293,777 for the quarter ended September 30, 2012 to $7,623,566 for the quarter ended September 30, 2013.  Community Operating Expenses increased 37% from $14,967,951 for the nine months ended September 30, 2012 to $20,490,055 for the nine months ended September 30, 2013.  These increases are primarily due to the acquisitions during 2013 and 2012.  Additionally, the Company incurred additional non-recurring expenses relating to deferred maintenance at a number of our acquisitions.

General and Administrative Expenses increased 37% from $1,233,191 for the quarter ended September 30, 2012 to $1,688,095 for the quarter ended September 30, 2013.  General and Administrative Expenses increased 21% from $3,657,257 for the nine months ended September 30, 2012 to $4,425,483 for the nine months ended September 30, 2013.  This was primarily due to an increase in personnel and related costs.  Over the past four years, the Company has grown almost 88%, based on total number of home sites.  Additionally, compensation costs relating to stock option grants and to pension costs to one participant who is of retirement age was recognized at time of grant.  This amounted to $150,000 and $292,000 for the quarter and nine months ended September 30, 2013, respectively.

Franchise Taxes increased 100% from $33,000 for the quarter ended September 30, 2012 to $66,000 for the quarter ended September 30, 2013.  Franchise Taxes increased 100% from $99,000 for the nine months ended September 30, 2012 to $198,000 for the nine months ended September 30, 2013.  These increases are primarily due to the acquisitions during 2013 and 2012.

Acquisition Costs decreased 80% from $483,119 for the quarter ended September 30, 2012 to $94,711 for the quarter ended September 30, 2013. Acquisition Costs increased 27%from $753,060 for the nine months ended September 30, 2012 to $957,488 for the nine months ended September 30, 2013.   Acquisition Costs relate to transaction, due diligence and other related costs associated with the acquisition of the communities.

Depreciation Expense increased 59% from $1,930,158 for the quarter ended September 30, 2012 to $3,069,509 for the quarter ended September 30, 2013.  Depreciation Expense increased 62% from $5,231,579 for the nine months ended September 30, 2012 to $8,468,603 for the nine months ended September 30, 2013.  These increases are primarily due to the acquisitions during 2013 and 2012.

Interest Income increased 8% from $512,127 for the quarter ended September 30, 2012 to $551,750 for the quarter ended September 30, 2013.  Interest Income increased 10% from $1,487,902 for the nine months ended September 30, 2012 to $1,640,076 for the nine months ended September 30, 2013.  This was primarily due to an increase in Notes Receivable.  The average balance of Notes Receivable was approximately $22,593,000 and $20,675,000 at September 30, 2013 and 2012, respectively.

Dividend Income remained relatively stable for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012.

Gain on Securities Transactions, net amounted to $112,915 and $1,214,664 for the quarter ended September 30, 2013 and 2012, respectively.  Gain on Securities Transactions, net amounted to $3,793,925 and $3,495,730 for the nine months ended September 30, 2013 and 2012, respectively.  At September 30, 2013, the Company had net unrealized gains of $1,878,653 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

Other Income increased 23% from $52,195 for the three months ended September 30, 2012 to $64,357 for the three months ended September 30, 2013.  Other Income decreased 70% from $607,454 for the nine months ended September 30, 2012 to $182,139 for the nine months ended September 30, 2013.   The decrease for the nine months was primarily due to the amount received on an oil and gas lease on a community in the second quarter of 2012.

Interest Expense increased 27% from $1,689,112 for the three months ended September 30, 2012 to $2,136,730 for the three months ended September 30, 2013.  Interest Expense increased 31% from $4,355,279 for the nine months ended September 30, 2012 to $5,707,864 for the nine months ended September 30, 2013.  These increases are primarily due to the new loan for the ten community acquisition in 2013 and the new loan for the eleven community acquisition in 2012.  The Company has reduced its weighted average interest rate on its mortgages 14% from 5.1% at September 30, 2012 to 4.4% at September 30, 2013.

Amortization of Financing Costs increased 20% from $73,413 for the three months ended September 30, 2012 to $87,990 for the three months ended September 30, 2013.  Amortization of Financing Costs increased 20% from $212,739 for the nine months ended September 30, 2012 to

$255,370 for the nine months ended September 30, 2013.  These increases are primarily due to the new mortgage for the acquisition of 10 communities in March 2013.

Income from Community Operations (defined as Rental and Related Income less Community Operating Expenses) amounted to $6,369,199 and $4,542,702 for the quarters ended September 30, 2013 and 2012, respectively.  Income from Community Operations amounted to $18,900,287 and $12,535,563 for the nine months ended September 30, 2013 and 2012, respectively.  These increases are primarily due to the acquisitions during 2013 and 2012.

Changes in Financial Condition

Total Investment Property and Equipment increased 36% or $93,915,088 during the nine months ended September 30, 2013.  This increase was primarily due to the acquisitions of 11 communities for an aggregate purchase price of $74,750,000, which included approximately 300 rental units. The Company also added approximately 200 rental units to its existing communities.

Securities Available for Sale decreased 5% or $3,132,743 during the nine months ended September 30, 2013.  The decrease was due to sales with a cost of $13,438,975 and a decrease in the unrealized gain of $4,735,303.  This decrease was partially offset by purchases of Securities Available for Sale of $15,041,535.

Mortgages Payable increased 41% or $45,111,169 during the nine months ended September 30, 2013. This increase was due to one new mortgage totaling $53,760,000 partially offset by principal repayments of $8,648,831.  The principal repayment amount included the payoff of the mortgages on Cranberry Village and Forest Park that amounted to approximately $5,700,000.

Loans Payable increased 313% or $32,684,692 during the nine months ended September 30, 2013.  This increase was mainly due to the draw of $20,000,000 on the BMO Line for the acquisition of Holiday Mobile Village and for other corporate purposes.

The Company raised $24,227,356 from the issuance of common stock in the DRIP during the nine months ended September 30, 2013, which included Dividend Reinvestments of $1,395,927.  Dividends paid on the common stock for the nine months ended September 30, 2013 were $9,906,849, of which $1,395,927 were reinvested.  Dividends paid on the preferred stock for the nine months ended September 30, 2013 were $5,667,441.

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

Current economic indicators show the US economy to be improving.  The affordability and geographic location of our homes should enable the Company to perform well despite the challenging economy.  While the recent recession has proven difficult, manufactured home communities are considered to be more stable than other housing types because of their low site rents and lower-priced homes and rental units.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions.  The Company may sell marketable securities, borrow on its lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets.

On March 29, 2013, the Company entered into a new $35 million Unsecured Revolving Credit Facility with Bank of Montreal.  The Company has the ability to increase the borrowing capacity by an additional amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement.

Net Cash provided by Operating Activities amounted to $3,712,476 and $4,710,629 for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the Company had Cash and Cash Equivalents of $7.8 million, Securities Available for Sale of $54.2 million, $15.0 million available on its BMO Line, and $7.0 million available on its revolving lines of credit for the financing of home sales and the purchase of inventory.  The Company owns 68 properties, of which 25 are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

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

FFO and Core FFO (i) do not represent Cash Flow from Operations as defined by US GAAP; (ii) should not be considered as an alternative to Net Income (Loss) as a measure of operating performance or to Cash Flows from Operating, Investing and Financing activities; and (iii) are not alternatives to Cash Flow as a measure of liquidity.  FFO and Core FFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The Company’s FFO and Core FFO for the three and nine months ended September 30, 2013 and 2012 are calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/13	9/30/12	9/30/13	9/30/12

Net Income (Loss) Attributable to Common Shareholders	$(1,088,270)	$161,138	$902,386	$2,308,837
Depreciation Expense	3,069,509	1,930,158	8,468,603	5,231,579
(Gain) Loss on Sales of Depreciable Assets	(82,489)	10,368	(17,580)	21,209
FFO Attributable to Common Shareholders	1,898,750	2,101,664	9,353,409	7,561,625
Acquisition Costs	94,711	483,119	957,488	753,060
Core FFO Attributable to Common Shareholders	$1,993,461	$2,584,783	$10,310,897	$8,314,685

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

	2013	2012

Operating Activities	$3,712,476	$4,710,629
Investing Activities	(92,415,569)	(53,042,876)
Financing Activities	85,454,744	43,974,882

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

Changes In Internal Control Over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

  November 6, 2013

By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE:

   November 6, 2013

By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer