Form 10-K
period 2013-12-31
UMH PROPERTIES, INC.
filed 2014-03-12
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

   X

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes    X    No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2013 was $191,241,819.  Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2013 was $165,896,579.

The number of shares outstanding of issuer's common stock as of March 3, 2014 was 21,408,866 shares.

Documents Incorporated by Reference:

-

Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2014 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2013.

-

Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

TABLE OF CONTENTS

PART I

3

Item 1 – Business

3

Item 1A – Risk Factors

6

Risks Related to Current Global Financial Conditions

6

Real Estate Industry Risks

7

Financing Risks

10

Other Risks

12

Item 1B – Unresolved Staff Comments

16

Item 2 – Properties

17

Item 3 – Legal Proceedings

23

Item 4 – Mine Safety Disclosures

23

PART II

24

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  24

Item 6 – Selected Financial Data

27

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

28

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

41

Item 8 – Financial Statements and Supplementary Data

42

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

43

Item 9A – Controls and Procedures

43

Item 9B – Other Information

45

PART III

46

Item 10 – Directors, Executive Officers and Corporate Governance

46

Item 11 – Executive Compensation

49

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

61

Item 13 – Certain Relationships and Related Transactions, and Director Independence

62

Item 14 – Principal Accounting Fees and Services

64

PART IV

65

Item 15 – Exhibits, Financial Statement Schedules

65

SIGNATURES

114

PART I

Item 1 – Business

General Development of Business

In this Form 10-K, “we”, “us”, “our”, or “the Company”, refers to UMH Properties, Inc., together with its predecessors and subsidiaries, unless the context requires otherwise.

UMH Properties, Inc. operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  As of December 31, 2013, the Company owns and operates seventy-four manufactured home communities containing approximately 13,500 developed sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  The Company, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities.  Inherent in the operation of manufactured home communities are site vacancies.  S&F was established to fill these vacancies and potentially enhance the value of the communities.  The Company also owns a portfolio of investment securities.

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

Prior to July 31, 2007, the Company had operated as part of a group of three public companies (all REITs) which included Monmouth Real Estate Investment Corporation (MREIC) and Monmouth Capital Corporation (MCC).  On July 31, 2007, MCC merged into MREIC.  The Company continues to operate in conjunction with MREIC.  MREIC invests in net-leased industrial properties leased primarily to investment grade tenants on long-term leases.  General and administrative expenses are allocated between the Company and MREIC based on use or services provided, pursuant to a cost sharing arrangement between the affiliated companies.  The Company has substantially reduced the cost sharing of salaries between the affiliated companies to two employees.  The Company currently has two full time employees consisting of the Company’s Controller and Director of Investor Relations whose time is allocated 30% to the Company and 70% to MREIC.

Additional information about the Company can be found on the Company’s website which is located at www.umh.com.  The Company’s filings with the Securities and Exchange Commission are made available through a link on the Company’s website or by contacting Investor Relations.

Investment and Other Policies of the Company

The Company may invest in improved and unimproved real property and may develop unimproved real property.  Such properties may be located throughout the United States, but the Company has concentrated on the Northeast.

The Company has no restrictions on how it finances new manufactured home communities.  The Company may finance communities with purchase money mortgages or other financing, including first liens, wraparound mortgages or subordinated indebtedness.  In connection with its ongoing activities, the Company may issue notes, mortgages or other senior securities.  The Company intends to use both secured and unsecured lines of credit.

The Company may issue securities for property; however, this has not occurred to date.  The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company.

The Company also invests in equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.  As of December 31, 2013, the Company has borrowings of $18,574,228 under its margin line at 2.0% interest.  The securities portfolio provides the Company with additional income and, to the extent not pledged to secure borrowings, provides the Company with liquidity.  Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk and market price risk relating to equity securities.  From time to time, the Company may use derivative instruments to mitigate interest rate risk.  At December 31, 2013 and 2012, the Company had $59,254,942 and $57,325,440, respectively, of securities available for sale.  Included in these securities are Preferred Stock of $24,536,942 and $18,300,970 at December 31, 2013 and 2012, respectively.  The unrealized net gain on securities available for sale at December 31, 2013 and 2012 amounted to $1,116,738 and $6,613,956, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.  The Company anticipates that renovation expenditures with respect to its present properties during 2014 will be approximately $6.5 million.  It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

As of March 3, 2014, the Company had approximately 250 employees, including Officers.  During the year, the Company hires approximately 60 part-time and full-time temporary employees as grounds keepers, lifeguards, and for emergency repairs.

Item 1A – Risk Factors

Set forth below are the risks that we believe are important to investors in our securities. Before you decide to purchase our securities, you should consider carefully the risks described below, together with the information provided in the other parts of this prospectus and any related prospectus supplement.

Risks Related to Current Global Financial Conditions

Current economic conditions, including recent volatility in the capital and credit markets, could harm our business, results of operations and financial condition.  The United States is continuing to experience the effects of an economic recession, during which the capital and credit markets experienced extreme volatility and disruption. The current economic environment has been affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and living costs and limited access to credit. This economic situation has impacted and is expected to continue to impact consumer confidence and spending levels.  The continued slowness of the recovery could impact the availability and cost of financing for our home-buyers.  Additionally, the selling prices of homes that we market may be pressured due to competition from excess inventories of new and pre-owned homes and from foreclosures.  This may negatively affect our operations and result in lower sales, occupancy, income and cash flows.

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

Real Estate Industry Risks

General economic conditions and the concentration of our properties in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan may affect our ability to generate sufficient revenue.  The market and economic conditions in our current markets may significantly affect manufactured home occupancy or rental rates.  Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected.  As a result of the geographic concentration of our properties in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

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

We own and operate twenty-seven manufactured home communities which have their own wastewater treatment facility or water distribution system, or both.  At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies.  Currently, we are not subject to radon or asbestos monitoring requirements.  In addition, all of our properties have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants, which have not revealed any significant environmental liability that would have a material adverse effect on our business.  However, these audits cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more properties.

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

We face risks associated with the financing of home sales to customers in our manufactured home communities.  To produce new rental revenue and to upgrade our communities, we sell homes to customers in our communities at competitive prices and finance these home sales through S&F.  We allow banks and outside finance companies the first opportunity to finance these sales.  We are subject to the following risks in financing these homes:

•

the borrowers may default on these loans and not be able to make debt service payments or pay principal when due;

•

the default rates may be higher than we anticipate;

•

demand for consumer financing may not be as great as we anticipate or may decline;

•

the value of property securing the installment notes receivable may be less than the amounts owed; and

•

interest rates payable on the installment notes receivable may be lower than our cost of funds.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.  In the ordinary course of our business, we collect and store sensitive data, including our business information and the personal information of our residents and our employees, in our facility and on our network. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  As of December 31, 2013, the Company owns seventy-four manufactured home communities containing approximately 13,500 developed sites.  The following is a brief description of the properties owned by the Company.  There is a long-term trend toward larger manufactured homes.  Manufactured home communities designed for older manufactured homes must be modified to accommodate modern wider and longer manufactured homes.  These changes may decrease the number of homes that may be accommodated in a manufactured home community.  The rents collectible from the land ultimately depend on the value of the home and land.  Therefore, fewer but more expensive homes can actually produce the same or greater rents.  For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number.

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/13	Percentage	Site at 12/31/13

Allentown	435	76	-0-	380	87%	$407
4912 Raleigh-Millington Road
Memphis, TN 38128

Auburn Estates	44	13	-0-	40	91%	$255
919 Hostetler Road
Orrville, OH 44667

Birchwood Farms	143	28	-0-	109	76%	$389
8057 Birchwood Drive
Birch Run, MI 48415

Broadmore Estates	389	93	19	251	65%	$391
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	171	37	2	136	80%	$371
89 Valley Drive
Berwick, PA 18603

Brookview Village	130	45	29	112	86%	$430
2025 Route 9N Lot 137
Greenfield Center, NY 12833

Carsons	132	14	4	109	83%	$338
649 North Franklin St. Lot 105
Chambersburg, PA 17201

Cedarcrest	283	71	30	272	96%	$546
1976 North East Avenue
Vineland, NJ 08360

Chambersburg I & II	98	11	-0-	89	91%	$332
5368 Philadelphia Ave Lot 34
Chambersburg, PA 17201

Chelsea	84	12	-0-	80	95%	$382
459 Chelsea Lane
Sayre, PA 18840

City View	59	20	2	43	73%	$253
110 Fort Granville Lot C5
Lewistown, PA 17044

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/13	Percentage	Site at 12/31/13

Clinton Mobile Home Resort	116	23	1	115	99%	$329
60 N State Route 101
Tiffin, OH 44883

Collingwood	103	20	-0-	80	78%	$390
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	159	31	1	118	74%	$235
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	148	36	28	90	61%	$273
1500 East Fuson Road
Muncie, IN 47302

Countryside Village	348	89	63	216	62%	$310
200 Early Road
Columbia, TN 38401

Cranberry Village	191	36	-0-	179	94%	$506
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	98	19	-0-	82	84%	$347
Wolcott Hollow Rd & Route 220
Athens, PA 18810

Cross Keys Village	133	21	2	96	72%	$367
259 Brown Swiss Circle
Duncansville, PA 16635

D & R Village	237	44	-0-	209	88%	$494
430 Route 146 Lot 65A
Clifton Park, NY 12065

Fairview Manor	318	66	132	308	97%	$540
2110 Mays Landing Road
Millville, NJ 08332

Forest Creek	167	37	-0-	149	89%	$395
885 E. Mishawaka Road
Elkhart, IN 46514

Forest Park Village	253	79	-0-	194	77%	$437
102 Holly Drive
Cranberry Township, PA 16066

Frieden Manor	194	42	22	180	93%	$388
102 Frieden Manor
Schuylkill Haven, PA 17972

Green Acres	24	6	-0-	23	96%	$340
4496 Sycamore Grove Road
Chambersburg, PA 17201

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/13	Percentage	Site at 12/31/13

Gregory Courts	39	9	-0-	39	100%	$522
1 Mark Lane
Honey Brook, PA 19344

Heather Highlands	404	79	-0-	255	63%	$368
109 Main Street
Inkerman, PA 18640

Highland	246	42	-0-	204	83%	$337
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	327	98	65	298	91%	$480
60 Old Route 22
Kutztown, PA 19530

Holiday Mobile Village	275	36	29	222	81%	$425
201 Grizzard Avenue
Nashville, TN 37207

Kinnebrook	226	66	8	189	84%	$492
351 State Route 17B
Monticello, NY 12701

Lake Sherman Village	238	54	43	178	75%	$363
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	218	43	-0-	147	67%	$329
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	64	13	-0-	51	80%	$255
11563 Back Massillon Road
Orrville, OH 44667

Maple Manor	316	71	-0-	230	73%	$324
18 Williams Street
Taylor, PA 18517

Meadowood	124	20	-0-	110	89%	$325
9555 Struthers Road
New Middletown, OH 44442

Melrose Village	313	71	-0-	256	82%	$272
4400 Melrose Drive
Wooster, OH 44691

Melrose West	35	27	3	33	94%	$278
4455 Cleveland Road
Wooster, OH 44691

Memphis Mobile City	156	22	-0-	-0-*	0%	$-0-*
3894 N. Thomas Street
Memphis, TN 38127

* Community was closed due to an unusual flood throughout the region in May 2011. We are currently working on plans for the redevelopment of this community.

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/13	Percentage	Site at 12/31/13

Monroe Valley	44	11	-0-	40	91%	$410
15 Old State Road Lot 7
Jonestown, PA 17038

Moosic Heights	147	35	-0-	130	88%	$335
118 1st Street
Avoca, PA 18641

Mountaintop	39	11	2	36	92%	$480
1 Mark Lane
Narvon, PA 17555

Mountain View*	-0-	-0-	220	-0-	N/A	$-0-
Van Dyke Street
Coxsackie, NY

Oak Ridge Estates	205	40	-0-	181	88%	$388
1201 Country Road 15 (Apt B)
Elkhart, IN 46514

Oakwood Lake Village	80	40	-0-	74	93%	$366
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	126	15	-0-	121	97%	$329
26875 Bagley Road
Olmsted Falls, OH 44138

Oxford Village	224	59	2	222	99%	$562
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village/Pine Manor	177	50	30	146	82%	$470
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	218	38	-0-	133	61%	$338
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	21	9	79	72%	$353
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	464	101	-0-	244	53%	$389
485 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	232	60	-0-	169	73%	$334
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	92	30	2	75	82%	$300
14 Tip Top Circle
Carlisle, PA 17015

* We are currently seeking site plan approvals for 253 sites for this property.

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/13	Percentage	Site at 12/31/13

Sandy Valley Estates	364	102	10	241	66%	$362
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	215	25	-0-	200	93%	$389
1508 Dickerson Road #L1
Nashville, TN 37207

Somerset Estates/Whispering Pines	252	74	24	200	79%	$320/$410
1873 Husband Rd
Somerset, PA 15501

Southern Terrace	117	26	4	114	97%	$275
1229 State Route 164
Columbiana, OH 44408

Southwind Village	250	36	-0-	245	98%	$520
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	151	37	24	117	77%	$318
7140-29 Selby Road
Athens, OH 45701

Suburban Estates	201	36	-0-	187	93%	$326
33 Maruca Drive
Greensburg, PA 15601

Sunny Acres	207	55	2	201	97%	$318
272 Nicole Lane
Somerset, PA 15501

Sunnyside	76	8	-0-	62	82%	$594
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	130	32	-0-	118	91%	$446
512 Hillcrest Road
Goodlettsville, TN 37072

Twin Pines	238	48	2	191	80%	$373
2011 West Wilden Avenue
Goshen, IN 46528

Twin Oaks I & II	141	21	-0-	138	98%	$376
27216 Cook Road Lot 1-A
Olmsted Falls, OH 44138

Valley View I	105	19	-0-	100	95%	$436
50 Mollie Drive
Ephrata, PA 17522

Valley View II	44	7	-0-	43	98%	$453
50 Mollie Drive
Ephrata, PA 17522

	Number of			Occupied		Approximate
	Developed	Acreage	Vacant	at	Occupancy	Monthly Rent Per
Name of Community	Sites	Developed	Acreage	12/31/13	Percentage	Site at 12/31/13

Valley View – Danboro	233	31	-0-	228	98%	$577
1081 North Easton Avenue
Doylestown, PA 18902

Valley View – Honey Brook	147	28	13	142	97%	$510
1 Mark Lane
Honey Brook, PA 19344

Waterfalls Village	201	35	-0-	155	77%	$486
3450 Howard Road Lot 21
Hamburg, NY 14075

Weatherly Estates	270	41	-0-	252	93%	$400
271 Weatherly Drive
Lebanon, TN 37087

Woodland Manor	149	77	-0-	72	48%	$332
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	156	14	-0-	139	89%	$592
265 Route 35
Eatontown, NJ 07724

Wood Valley	161	31	56	87	54%	$310
2 West Street
Caledonia, OH 43314

Youngstown Estates	90	14	59	68	76%	$290
999 Balmer Road
Youngstown, NY 14174

Total	13,494	2,928	942	10,822	81%*	$401**

* Does not include vacant sites at Memphis Mobile City.
** Weighted average monthly rent per site.

The Company actively seeks to have older homes removed from the communities and replaced by newer modern homes.  During 2013, the Company sold approximately 160 newer homes into our communities.  Homes left the communities for various reasons, including being demolished as obsolete.  Exclusive of the vacant sites at Memphis Mobile City, the Company’s occupancy rate has increased from 80% at December 31, 2012 to 81% at December 31, 2013.  The ability of manufactured home communities to be renewed and upgraded is believed to be a positive factor.

Residents rent sites on a month-to-month or year-to-year basis.  Southwind Village and Woodlawn Village (both in New Jersey) are the only communities subject to local rent control laws.

In connection with the operation of its communities, the Company operates approximately 1,720 rental units.  These are homes owned by the Company and rented to residents.  The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies.  The rental homes produce income on both the home and the site which might otherwise be non-income producing.  The Company sells the rental homes when the opportunity arises.

The Company has approximately 1,100 additional sites in various stages of engineering/construction.  Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $366,000,000 (at original cost) in manufactured home properties.  These consist of seventy-four separate manufactured home communities and related improvements.  No single community constitutes more than 10% of the total assets of the Company.  Our larger properties consist of: Port Royal Village with 464 developed sites, Allentown with 435 developed sites, Heather Highlands with 404 developed sites, Broadmore Estates with 389 developed sites, Sandy Valley Estates with 364 developed sites, Countryside Village with 348 developed sites, Highland Estates with 327 developed sites, Fairview Manor with 318 developed sites, and Maple Manor with 316 developed sites.

Mortgages on Properties

The Company has mortgages on various properties.  The maturity dates of these mortgages range from the years 2015 to 2023.  Interest rates vary from fixed rates of 4.0% to 6.175% and variable rates of prime plus 1.0% to LIBOR plus 3.25%.  The weighted-average interest rate on our mortgages was approximately 4.54% at December 31, 2013.  The aggregate balances of these mortgages total $160,639,944 at December 31, 2013.  (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

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

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to March 2, 2012, the Company’s shares were listed on the NYSE Amex (symbol: UMH).  The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2013			2012
	HIGH	LOW	Distribution	HIGH	LOW	Distribution

First Quarter	$10.98	$9.94	$ 0.18	$11.35	$9.15	$ 0.18
Second Quarter	11.55	10.04	0.18	11.82	9.68	0.18
Third Quarter	11.25	9.20	0.18	12.15	10.35	0.18
Fourth Quarter	10.70	9.01	0.18	12.20	9.24	0.18
			$0.72			$0.72

On March 2, 2012, the Company transferred the listing of its common and preferred stock from the NYSE Amex to the New York Stock Exchange (NYSE).  The Company has retained its stock symbols (UMH) for the common shares and (UMH-PA) for the preferred shares.

On March 3, 2014, the closing price of the Company’s stock was $9.26.

As of December 31, 2013, there were approximately 750 registered shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2013 and 2012, total distributions paid by the Company for common stock amounted to $13,563,471 or $0.72 per share ($0.12844 taxed as ordinary income, $0.05835 taxed as capital gains and $0.53321 as a return of capital) and $11,729,796 or $0.72 per share ($0.07892 taxed as ordinary income, $0.08391 taxed as capital gains and $0.55717 as a return of capital), respectively.

It is the Company’s intention to continue distributing quarterly dividends.  On January 15, 2014, the Board of Directors declared a cash dividend of $0.18 per share to be paid on March 17, 2014 to common shareholders of record February 18, 2014.  Future dividend policy will depend on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

On May 26, 2011, the Company issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) at $25.00 per share for net proceeds of $31,854,328, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $561,367.  MREIC purchased 200,000 shares of Series A Preferred Stock in the offering.  Such shares were purchased by MREIC at the same price as other investors in the offering.  The annual dividend of $2.0625 per share or 8.25% of the $25.00 per share liquidation value are cumulative and, is payable quarterly in arrears on March 15, June 15, September 15, and December 15.

On April 10, 2012, the Company issued an additional 1,075,000 shares of Series A Preferred Stock at $25.292, including accrued dividends of $0.292, for net proceeds of approximately $25,700,000, after underwriting discounts of approximately $847,000 and other expenses, including legal and other professional fees of approximately $326,000.

On October 31, 2012, the Company issued an additional 1,250,000 shares of Series A Preferred Stock at $25.50, including accrued dividends of $0.344, for net proceeds of approximately $30,600,000, after underwriting discounts of approximately $638,000 and other expenses, including legal and other professional fees of approximately $258,000.

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

For the year ended December 31, 2013, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share ($1.418164 taxed as ordinary income and $0.644336 taxed as capital gains).  For the year ended December 31, 2012, total distributions paid by the Company for preferred stock, before accrued dividends, amounted to $5,068,697 or $2.0625 per share ($0.99966 taxed as ordinary income and $1.06284 taxed as capital gains).

On January 15, 2014, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2013 through February 28, 2014, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 17, 2014 to preferred shareholders of record February 18, 2014.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

Issuer Purchases of Equity Securities

On January 15, 2014, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the repurchase program will be held as treasury shares.  There have been no purchases under the repurchase program to date.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 13, 2013, the shareholders approved and ratified the Company's 2013 Stock Option and Stock Award Plan (the 2013 Plan) authorizing the grant to officers and key employees of options to purchase up to 3,000,000 shares of common stock.  The 2013 Plan replaced the Company's 2003 Stock Option and Award Plan, as amended, which, pursuant to its terms, terminated in 2013.  The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired.  See Note 6 in the Notes to the Consolidated Financial Statements for a description of the plans.

The following table summarizes information, as of December 31, 2013, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)
Equity Compensation Plans Approved by Security Holders	1,093,000	$10.86	2,618,000
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A
Total	1,093,000	$10.86	2,618,000

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

250
200
150
100
50
0
Dollars
2008
2009
2010
2011
2012
2013
YEAR ENDED DECEMBER 31,
100
156
127
126
202
163
146
198
174
149
235
210
172
230
228
216
UMH PROPERTIES, INC.
FTSE NAREIT ALL REIT
S & P 500

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2013.  This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	2013	2012	2011	2010	2009
Operating Data:

Rental and Related Income	$53,477,893	$38,012,231	$32,990,219	$27,877,470	$26,491,999
Sales of Manufactured Homes	8,727,214	8,815,533	6,323,135	6,133,494	5,527,253
Total Income	62,205,107	46,827,764	39,313,354	34,010,964	32,019,252
Community Operating Expenses	29,140,920	20,564,286	17,758,332	14,870,694	13,200,885
Loss Relating to Flood	-0-	-0-	984,701	-0-	-0-
Total Expenses	58,009,654	44,214,508	36,797,740	30,520,846	26,658,062
Interest Income	2,186,387	2,027,969	1,991,180	2,817,059	2,632,055
Dividend Income	3,481,514	3,243,592	2,512,057	1,762,609	1,952,862
Gain (Loss) on Securities Transactions, net	4,055,812	4,092,585	2,692,649	3,931,880	(1,804,146)
Interest Expense	7,849,835	5,803,172	5,744,567	5,183,296	4,455,332
Gain (Loss) on Sales of Investment
Property and Equipment	18,803	(41,481)	28,873	(8,244)	179,607
Net Income	5,836,823	6,474,057	3,696,263	6,668,915	3,689,388
Net Income (Loss) Attributable to
Common Shareholders	(1,719,765)	1,749,339	2,039,497	6,668,915	3,689,388
Net Income Per Share
Basic	0.31	0.40	0.25	0.52	0.32
Diluted	0.31	0.40	0.25	0.52	0.32
Net Income (Loss) Attributable to
Common Shareholders Per Share
Basic	(0.09)	0.11	0.14	0.52	0.32
Diluted	(0.09)	0.11	0.14	0.52	0.32

Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$11,238,088	$9,087,749	$8,410,892	$6,481,751	$11,355,096
Investing Activities	(110,365,339)	(66,985,675)	(39,765,028)	(33,894,219)	(8,288,707)
Financing Activities	95,706,570	60,135,727	34,491,139	28,553,703	(1,329,854)

Balance Sheet Data:

Total Investment Property	$365,824,412	$253,490,055	$191,252,542	$168,590,072	$125,318,411
Total Assets	407,979,974	300,281,215	223,944,536	188,780,515	147,971,540
Mortgages Payable	160,639,944	108,871,352	90,282,010	90,815,777	70,318,950
Series A Preferred Stock	91,595,000	91,595,000	33,470,000	-0-	-0-
Total Shareholders’ Equity	190,585,737	174,985,248	105,877,205	71,927,753	55,971,862

Other Information:

Average Number of Shares Outstanding
Basic	18,724,321	16,197,339	14,506,679	12,767,904	11,412,536
Diluted	18,789,662	16,260,225	14,562,018	12,822,644	11,417,664
Funds from Operations (1)	$9,943,156	$9,147,978	$7,972,962	$11,193,185	$7,834,295
Core Funds from Operations (1)	11,398,698	10,010,147	9,218,126	11,640,762	7,834,295
Cash Dividends Per Common Share	0.72	0.72	0.72	0.72	0.72

(1) We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance.  FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT.  FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization.  NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance.  We define Core Funds From Operations (Core FFO) as FFO plus acquisitions costs and Loss Relating to Flood.  FFO and Core FFO should be considered as a supplemental measure of operating performance used by REITs.  FFO and Core FFO excludes historical cost depreciation as an expense and may facilitate the comparison of REITs which have different cost basis.  The items excluded from FFO and Core FFO are significant components in understanding the Company’s financial performance.

FFO and Core FFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as an alternative to Net Income as a measure of operating performance or to Cash Flows from Operating, Investing and Financing Activities; and (iii) are not an alternative to cash flow as a measure of liquidity.  FFO and Core FFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The Company’s FFO and Core FFO Attributable to Common Shareholders are calculated as follows:

	2013	2012	2011	2010	2009

Net Income (Loss) Attributable to Common Shareholders	$(1,719,765)	$1,749,339	$2,039,497	$6,668,915	$3,689,388
Loss (Gain) on Sales of Depreciable Assets	(18,803)	41,481	(28,873)	8,244	62,783
Depreciation Expense	11,681,724	7,357,158	5,962,338	4,516,026	4,082,124
FFO Attributable to Common Shareholders (1)	9,943,156	9,147,978	7,972,962	11,193,185	7,834,295
Acquisition Costs	1,455,542	862,169	260,463	447,577	-0-
Loss Relating to Flood (2)	-0-	-0-	984,701	-0-	-0-

Core FFO Attributable to Common Shareholders (1) (2)	$11,398,698	$10,010,147	$9,218,126	$11,640,762	$7,834,295

(1)  Includes gain on sale of easement of $242,390 in 2009.

(2)  Represents loss relating to flood at Memphis Mobile City.

Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Statements contained in this Form 10-K, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements provide our current expectations or forecasts of future events.  Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts.  Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us.  Forward-looking statements are not predictions of future events.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make.  Any forward-looking statement speaks only as of the date on which it is made.  New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors that could cause actual results to differ materially from our expectations include, among others:

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

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey.  The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on a month-to-month or year-to-year basis to private manufactured home owners.  The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.  During the year ended December 31, 2013, we have purchased seventeen manufactured home communities with five located in Pennsylvania, five located in Indiana, four located in Ohio, one located in Michigan, one located in New York and one located in Tennessee, for an aggregate purchase price of $88,270,000. These acquisitions added approximately 2,700 developed sites to our portfolio, bringing our total to seventy-four communities containing approximately 13,500 developed sites.  Our communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  The Company also invests in debt and equity securities of other REITs.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.  Total income and income from community operations have increased approximately 33% and 39%, respectively, primarily due to the acquisitions in 2012 and 2013.  Sales of manufactured homes have remained stable and have not yet returned to pre-recession levels.  Many of our customers still face difficulties in selling their existing homes. Despite historically low interest rates, tight underwriting standards have kept a number of potential buyers out of the site-built market.  This coupled with continued high unemployment rates, has negatively impacted our sales and our gross profit percentage.

Current economic indicators show the US economy to be improving.  Activity in our communities has recently increased. Occupancy has increased from 80% at December 31, 2012 to 81% at December 31, 2013.  In the current economic environment, we are seeing increased demand for rental units and during 2013, have added a net of approximately 300 rental units to selected communities as well as acquired 300 rental units with fiscal 2013 community acquisitions.  Occupied rental units represent approximately 14% of total occupied sites.  We hope to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $59,254,942 at December 31, 2013.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread.  As of December 31, 2013, the Company has borrowings of $18,574,228 under its margin line at 2.0% interest.  The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate investments.  At December 31, 2013, the Company’s portfolio consisted of 41% preferred stocks and 59% common stocks.  The Company’s weighted-average yield on the securities portfolio was approximately 7.0% at December 31, 2013.  The Company realized a net gain of $4,055,812 on sale of securities transactions in 2013 as compared to a net gain of $4,092,585 during 2012.  At December 31, 2013, the Company had unrealized gains of $1,116,738 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations.  It is our intent to hold these securities long-term.

In spite of challenges in the broad economy, the Company continues to strengthen its balance sheet.  During 2013, the Company raised approximately $35 million in new capital through its Dividend Reinvestment and Stock Purchase Plan.  This capital was used to purchase communities and pay down certain loans and mortgages.

We have entered into a new $35,000,000 Unsecured Revolving Credit Facility with Bank of Montreal (“Credit Facility”), which can be increased up to a maximum aggregate borrowing capacity of $50,000,000. We have also reduced the weighted average interest rate on our mortgage debt from 5.2% at December 31, 2012 to 4.5% at December 31, 2013.

At December 31, 2013, the Company had approximately $7.6 million in cash, $59.3 million in securities encumbered by $18.6 million in margin loans, and $15 million available on the Credit Facility.  The Company also has a $10 million revolving line of credit for the financing of homes, of which $4.9 million was utilized, and facilities totaling $13.5 million to finance inventory purchases, of which $5.6 million was utilized.

The Company intends to continue to increase its real estate investments.  In 2012 and 2013, we have added a total of thirty-four manufactured home communities to our portfolio, encompassing approximately 4,500 developed sites.  We have also entered into definitive agreements to purchase twelve manufactured home communities with a total of approximately 1,340 developed home sites located in Ohio and Pennsylvania for a purchase price of approximately $37.2 million.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments in 2014.  The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities.

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

Upon acquisition of a property, the Company applies ASC 805, Business Combinations (ASC 805) and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes.  The Company allocates the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase.  Transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are expensed as incurred.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-

35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures.  The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2013, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company generally holds REIT securities long term and has the ability and intent to hold securities to recovery.  If a decline in fair value is determined to be other than temporary,  an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the  new cost basis.

The Company’s securities consist primarily of common and preferred stock of other REITs.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  Held-to-maturity, trading and available-for-sale.  As of December 31, 2013 and 2012, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  The change in net unrealized holding gains and losses are reflected as comprehensive income.

Other

Estimates are used when accounting for the allowance for doubtful accounts for our rents and loans receivable, potentially excess and obsolete inventory and contingent liabilities, among others.  These estimates are susceptible to change and actual results could differ from these estimates.  The effects of changes in these estimates are recognized in the period they are determined.

Results of Operations

Acquisitions in 2013

On March 1, 2013, the Company acquired 10 manufactured home communities for $67,500,000. These 10 all-age communities total 1,854 sites and are situated on approximately 400 acres. There are five communities located in Indiana, four communities located in Pennsylvania, and one community located in Michigan. The average occupancy for these communities at closing was approximately 85%.  The Company obtained a $53,760,000 mortgage loan from JP Morgan Chase Bank, N.A. and paid the balance with cash on hand.  The Company also included 3 additional communities in this mortgage.  Interest on the mortgage loan is fixed at 4.065%. This mortgage loan matures on March 1, 2023.

On April 2, 2013, the Company acquired Holiday Mobile Village, a 274-site manufactured home community situated on approximately 68 acres, located in Nashville, Tennessee, for a purchase price of $7,250,000.  The occupancy for this community at closing was approximately 82%.  The Company used its Unsecured Revolving Credit Facility with Bank of Montreal (BMO) to finance this acquisition.

On October 1, 2013, the Company acquired Rolling Hills Estates, a 91-site manufactured home community situated on approximately 32 acres, located in Carlisle, Pennsylvania, for a purchase price of $1,720,000.  The occupancy for this community at closing was approximately 91%.

On November 6, 2013, the Company acquired five manufactured home communities for an aggregate purchase price of $11,800,000. These five all-age communities contain a total of 519 developed home sites that are situated on approximately 200 total acres.  This portfolio consists of Melrose Village, Melrose West, Little Chippewa, and Auburn Estates located in Ohio and Youngstown Estates located in New York. The average occupancy for these communities is approximately 82%.  The Company assumed a $7,700,000 mortgage loan.  This mortgage is at a fixed interest rate of 4.75% and matures on December 6, 2022.

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

2013 vs. 2012

Rental and related income increased from $38,012,231 for the year ended December 31, 2012 to $53,477,893 for the year ended December 31, 2013, or 41%.  This increase was due to the acquisitions during 2012 and 2013.

The Company has been raising rental rates by approximately 2% to 6% annually at certain communities.  Other communities received no increases.  Occupancy, as well as the ability to increase rental rates, directly affects revenues.  Exclusive of the vacant sites at Memphis Mobile City, the Company’s occupancy rate has increased from 80% at December 31, 2012 to 81% at December 31, 2013.  Some of the Company’s vacant sites resulted from expansions completed before the downturn in the economy.  The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and generate increased revenues.

Sales of manufactured homes decreased from $8,815,533 for the year ended December 31, 2012 to $8,727,214 for the year ended December 31, 2013, or 1%.  The number of homes sold decreased from 210 homes in 2012 to 164 homes in 2013.  There were 96 new homes sold in 2013 as compared to 98 in 2012.  Cost of sales of manufactured homes decreased from $7,903,678 for the year ended December 31, 2012 to $7,204,410 for the year ended December 31, 2013, or 9%.  Selling expenses decreased from $2,152,701 for the year ended December 31, 2012 to $1,985,834 for the year ended December 31, 2013, or 8%.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) decreased from $1,425,772 for the year ended December 31, 2012 to $640,019 for the year ended December 31, 2013.  The losses on sales include selling expenses of approximately $2.0 million for the year ended December 31, 2013.  Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed.  Adverse conditions have continued to slow the manufactured housing industry and the broader housing market in the U.S.  Persistent high unemployment rates, the inability of our customers to sell their current homes and the decline in consumer confidence have all negatively impacted our sales and our gross profit percentage. New licensing laws, including the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act), have also increased costs.  However, the Company is optimistic about future sales and rental prospects given the fundamental need for housing.  We have adjusted our inventory accordingly.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

Community operating expenses increased from $20,564,286 for the year ended December 31, 2012 to $29,140,920 for the year ended December 31, 2013, or 42%.  This increase was due to the acquisitions during 2012 and 2013.  Additionally, the Company incurred additional non-recurring expenses relating to deferred maintenance at a number of our acquisitions.

General and administrative expenses increased from $5,137,516 for the year ended December 31, 2012 to $6,242,224 for the year ended December 31, 2013, or 22%.  This was primarily due to an increase in personnel and personnel costs and directors fees.  Over the past four years, the Company has doubled in size, based on total number of home sites.  Additionally, compensation costs of $150,000 relating to pension costs and a one-time charge of $142,000 for a stock option grant of 100,000 shares to one participant who is of retirement age was recognized at time of approval and therefore the entire amount of measured compensation cost has been recognized.  In addition, the Company granted an additional 292,000 of stock options to employees during 2013.

Franchise Taxes increased from $237,000 for the year ended December 31, 2012 to $299,000 for the year ended December 31, 2013, or 26%, primarily due to the acquisitions during 2013 and 2012.

Acquisition costs increased from $862,169 for the year ended December 31, 2012 to $1,455,542 for the year ended December 31, 2013, or 69%.  Acquisition costs relate to the transaction, due diligence and other related costs associated with the acquisitions of communities.  This was due to the increase in acquisitions in 2013 with an aggregate purchase price of $88,270,000 as compared to 2012 with an aggregate purchase price of $47,600,000.

Depreciation expense increased from $7,357,158 for the year ended December 31, 2012 to $11,681,724 for the year ended December 31, 2013, or 59%.  This was primarily due to the acquisitions during 2012 and 2013.

Interest income remained relatively stable for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Dividend income increased from $3,243,592 for the year ended December 31, 2012 to $3,481,514 for the year ended December 31, 2013, or 7%.  This increase is due to the increase in the balance of securities from $57,325,440 at December 31, 2012 to $59,254,942 at December 31, 2013.  The Company’s weighted-average yield on the securities portfolio was approximately 7.0% and 6.5% as of December 31, 2013 and 2012, respectively.

Gain on sale of securities transactions, net consists of the following:

	Year Ended December 31,
	2013	2012

Gross realized gains	$4,284,934	$4,092,585
Gross realized losses	(229,122)	-0-

Total Gain on Sale of Securities Transactions, net	$4,055,812	$4,092,585

The Company had an accumulated unrealized gain on its securities portfolio of $1,116,738 as of December 31, 2013.

Other income decreased from $643,588 for the year ended December 31, 2012 to $211,051 for the year ended December 31, 2013, or 67%.  This decrease was due to the bonus payment received in the amount of $499,471 in 2012 for rights to drill for oil and gas in one of our communities.

Interest expense increased from $5,803,172 for the year ended December 31, 2012 to $7,849,835 for the year ended December 31, 2013, or 35%.  This increase is primarily due to the new mortgage loans for the community acquisitions in 2013.  The average balance of mortgages payable was approximately $135 million during 2013 as compared to approximately $100 million during 2012.  The Company has reduced its weighted average interest rate on its mortgages from 5.2% at December 31, 2012 to 4.5% at December 31, 2013.

Amortization of financing costs increased from $302,280 for the year ended December 31, 2012 to $462,362 for the year ended December 31, 2013, or 53%.  This was primarily due to the deferred financing related to the Credit Facility and the early payoff of two mortgages.

Income from Community Operations (defined as Rental and Related Income less Community Operating Expenses) increased from $17,447,945 for the year ended December 31, 2012 to $24,336,973 for the year ended December 31, 2013, or 39%.  This increase was due to the acquisitions during 2012 and 2013.

2012 vs. 2011

Rental and related income increased from $32,990,219 for the year ended December 31, 2011 to $38,012,231 for the year ended December 31, 2012, or 15%.  This increase was due to the acquisitions during 2011 and 2012.

The Company has been raising rental rates by approximately 2% to 6% annually at certain communities.  Other communities received no increases.  Occupancy, as well as the ability to increase rental rates, directly affects revenues.  Exclusive of the vacant sites at Memphis Mobile City, the Company’s occupancy rate has increased from 77% at December 31, 2011 to 80% at December 31, 2012.  Some of the Company’s vacant sites were due to expansions completed before the downturn in the economy.  The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and generate increased revenue.

Sales of manufactured homes increased from $6,323,135 for the year ended December 31, 2011 to $8,815,533 for the year ended December 31, 2012, or 39%.  The number of homes sold increased from 130 homes in 2011 to 210 homes in 2012.  Cost of sales of manufactured homes increased from $5,747,963 for the year ended December 31, 2011 to $7,903,678 for the year ended December 31, 2012, or 38%.  Selling expenses remained stable at $2,152,701 and $2,104,077 for the years ended December 31, 2012 and 2011, respectively.  Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) decreased from $1,569,194 for the year ended December 31, 2011 to $1,425,772 for the year ended December 31, 2012.  The losses on sales include selling expenses of approximately $2.2 million for the year ended December 31, 2012.  Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed.  Adverse conditions have continued to slow the manufactured housing industry and the broader housing market in the U.S.  Persistent high unemployment rates, the inability of our customers to sell their current homes and the decline in consumer confidence have all negatively impacted our sales and our gross profit percentage. New licensing laws, including the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act), have also increased costs.  However, the Company is optimistic about future sales and rental prospects given the fundamental need for housing.  We have adjusted our inventory accordingly.  The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

Community operating expenses increased from $17,758,332 for the year ended December 31, 2011 to $20,564,286 for the year ended December 31, 2012, or 16%.  This increase was due to the acquisitions during 2011 and 2012.

General and administrative expenses increased from $3,854,866 for the year ended December 31, 2011 to $5,137,516 for the year ended December 31, 2012, or 33%.  This was primarily due to an increase in personnel and personnel costs and directors fees. Additionally, there was a to a one-time charge of $123,490 for restricted stock grants to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date.

Franchise Taxes increased 90% from $125,000 for the year ended December 31, 2011 to $237,000 for the year ended December 31, 2012 primarily due to the acquisitions during 2012 and 2011.

 Acquisition costs increased from $260,463 for the year ended December 31, 2011 to $862,169 for the year ended December 31, 2012.  Acquisition costs relate to the transaction, due diligence and other related costs associated with the acquisitions of communities. This was due to the increase of acquisitions in 2012 (seventeen communities) as compared to 2011 (five communities).

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

Gain on sale of securities transactions, net consists of the following:

	Year Ended December 31,
	2012	2011

Gross realized gains	$4,092,585	$2,692,649
Gross realized losses	-0-	-0-

Total Gain on Sale of Securities Transactions, net	$4,092,585	$2,692,649

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

Income from Community Operations (defined as Rental and Related Income less Community Operating Expenses) increased from $15,231,887 for the year ended December 31, 2011 to $17,447,945 for the year ended December 31, 2012, or 15%.  This increase was due to the acquisitions during 2011 and 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2013:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages Payable	$160,639,944	$4,434,099	$15,518,754	$49,912,645	$90,774,446
Interest on Mortgages Payable	43,195,204	7,306,560	13,747,326	9,643,983	12,497,335
Loans Payable	49,118,996	10,544,768	20,000,000	-0-	18,574,228
Interest on Loans Payable	3,746,536	1,284,551	1,347,531	742,969	371,485
Operating Lease Obligations	224,000	168,000	56,000	-0-	-0-
Purchase of Property	37,150,000	37,150,000	-0-	-0-	-0-
Retirement Benefits	600,000	50,000	100,000	-0-	450,000

Total	$294,674,680	$60,937,978	$50,769,611	$60,299,597	$122,667,494

Mortgages payable represents the principal amounts outstanding based on scheduled payments.  The interest rates on these mortgages vary from fixed rates ranging from 4.0% to 6.175% and variable rates of prime plus 1.0% to LIBOR plus 3.25%.  The weighted-average interest rate was approximately 4.54% at December 31, 2013.

Loans payable represents $20,000,000 outstanding on the Company’s unsecured line of credit with an interest rate ranging from LIBOR plus 2.00% to 2.75% or prime plus 1.00% to 1.75%, based on the Company’s overall leverage (2.42% as of December 31, 2013), $18,574,228 outstanding on its margin line with an interest rate of 2.0% at December 31, 2013, $5,624,569 outstanding on the Company’s revolving credit agreements to finance inventory with interest rates ranging from prime with a minimum of 6% to prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 6.03% as of December 31, 2013), and $4,920,199 outstanding on the Company’s revolving line of credit secured by eligible notes receivables with an interest rate of LIBOR plus 350 basis points (3.67% as of December 31, 2013).

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

Purchase of Property represents the total purchase price of twelve communities under contract in Ohio and Pennsylvania for a total purchase price of $37,150,000.  These acquisitions are expected to close in the first and second quarter of 2014.

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

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations.  The Company’s shareholders’ equity increased from $174,985,248 as of December 31, 2012 to $190,585,737 as of December 31, 2013, primarily due to the issuance of 3,658,010 shares of common stock through the DRIP.  This increase was partially offset by distributions to our common and preferred shareholders totaling $21,120,059 and a decrease in accumulated other comprehensive income due to a decrease in the unrealized gain on the available for sale securities of $5,497,218.  See further discussion below.

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

On April 10, 2012, the Company issued an additional 1,075,000 shares of Series A Cumulative Redeemable Preferred Stock in an underwritten public offering at $25.292, including accrued dividends, for net proceeds of approximately $25,700,000, after underwriting discounts of approximately $847,000 and other expenses, including legal and other professional fees of approximately $326,000.

On October 31, 2012, the Company issued an additional 1,250,000 shares of Series A Cumulative Redeemable Preferred Stock in a direct placement at $25.50, including preferred dividends, for net proceeds of approximately $30,600,000, after underwriting discounts of approximately $638,000, other expenses, including legal and other professional fees of approximately $258,000.

During 2013, the Company raised approximately $35 million in new capital through its Dividend Reinvestment and Stock Purchase Plan.  This capital was used to purchase communities and pay down certain loans and mortgages.

On March 29, 2013, the Company entered into a new $35,000,000 Unsecured Revolving Credit Facility with Bank of Montreal (“Credit Facility”), which can be increased to a maximum aggregate borrowing capacity of $50,000,000.  The Credit Facility replaced our previous $5,000,000 unsecured line of credit.  As of December 31, 2013, we had an outstanding balance of $20,000,000 on the Credit Facility.

As of December 31, 2013, the Company had $7,615,143 of cash and cash equivalents, securities available for sale of $59,254,942 encumbered by $18,574,228 in margin loans and $15,000,000 available on Credit Facility.  The Company also has a $10,000,000 revolving line of credit for the financing of homes, of which $4,920,199 was utilized at December 31, 2013, and revolving credit facilities totaling $13,500,000 to finance inventory purchases, of which $5,624,569 was utilized at December 31, 2013.  At December 31, 2013, the Company owns seventy-four communities of which twenty-six are unencumbered.  These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity.   The Company has been raising equity capital through its DRIP and through the issuance of preferred stock.  The Company believes that funds generated from operations, the DRIP and capital market, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  During 2013, total investment property increased 44% or $112,334,357.  The Company made acquisitions of seventeen manufactured home communities totaling approximately 2,700 developed sites at an aggregate purchase price of $88,270,000, which were funded primarily from mortgages and the unsecured line of credit.  The Company plans to continue to acquire additional properties.  The funds for these acquisitions may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of common or preferred stock.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in debt and equity securities of other REITs for liquidity and additional income.  The securities portfolio increased 3% or $1,929,502 primarily due to purchases of $22,352,376, partially offset by sales of securities with a cost of $14,925,656 and a decrease in the unrealized gain of $5,497,218.  The Company from time to time may purchase these securities on margin when there is an adequate yield spread.  At December 31, 2013, $18,574,228 was outstanding on the margin loan at a 2.0% interest rate.

Net cash provided by operating activities amounted to $11,238,088, $9,087,749 and $8,410,892 for the years ended December 31, 2013, 2012 and 2011, respectively.  These increases were primarily due to the increase in in depreciation for new acquisitions.

Net cash used by investing activities amounted to $110,365,339, $66,985,675 and $39,765,028 for the years ended December 31, 2013, 2012 and 2011, respectively.  These increases were primarily due to the purchases of manufactured home communities and investment property and equipment.

Net cash provided by financing activities amounted to $95,706,570, $60,135,727 and $34,491,139 for the years ended December 31, 2013, 2012 and 2011, respectively.  These increases were primarily due to proceeds from the issuance of preferred and common stock, new mortgages and proceeds from short-term borrowings, offset by principal payments of mortgages and loans and payment of preferred and common dividends.

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

The Company owns approximately 1,720 rental homes. During 2013, rental homes increased by $23,919,243.  The Company added approximately 600 net rental homes to selected communities to fill demand, including approximately 300 acquired with fiscal 2013 community acquisitions.  The Company actively markets these rental homes for sale to existing residents.  The Company estimates that in 2014 it will purchase approximately 200 manufactured homes for rental units total cost of approximately $8,000,000.  Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service.  Excluding expansions and rental home purchases, the Company is budgeting approximately $6.5 million in capital improvements for 2014.

The Company’s only significant commitments and contractual obligations relate to its mortgages payable, retirement benefits, purchase of property, and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has entered into definitive agreements to purchase twelve manufactured home communities with a total of approximately 1,340 developed home sites located in Ohio and Pennsylvania for a purchase price of approximately $37.2 million.

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), in which participants can purchase stock from the Company at a price of approximately 95% of market.  During 2013, amounts received, including dividends reinvested of $1,861,987, totaled $35,192,639.  During 2013, the Company paid to common shareholders $13,563,471, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2014 will be comparable to 2013.  In addition, the Company also paid $7,556,588 in preferred dividends.

The Company has approximately 940 acres of undeveloped land which it could develop over the next several years. The Company continues to analyze the highest and best use of its vacant land.

As of December 31, 2013, the Company had total assets of $404,979,974 and total liabilities of $217,394,237.  The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The following table sets forth information as of December 31, 2013, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Weighted Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2014	-0-	-0-	-0-	-0-
2015	-0-	-0-	7,089,610	7,089,610
2016	-0-	-0-	-0-	-0-
2017	19,923,813	5.97%	23,708,921	43,632,734
2018	6,711,306	4.00%	1,288,149	7,999,455
Thereafter	101,918,145	4.54%	-0-	101,918,145
Total	$128,553,264	4.73%	$32,086,680	$160,639,944
Estimated Fair Value	$127,869,529		$32,086,680	$159,956,209

The Company’s variable rate long-term debt consists of four mortgage loans with a total balance of $32,086,680 as of December 31, 2013.  Interest rates on these mortgages range from prime plus 1.0% to LIBOR plus 3.25%.  To minimize the variability that changes in interest rates could have on its future cash flows, the Company has entered into two separate interest rate swap agreements.  These interest rate swap agreements have the effect of fixing the interest rates relative to specific mortgage loans totaling approximately $23.7 million.  The unrealized loss in fair value of the interest rate swap agreement amounted to $(39,840) for the year ended December 31, 2013.  The effective fixed interest rates on these loans are 3.89% and 4.39%.

The Company's remaining variable rate mortgages totals approximately $8.4 million as of December 31, 2013.  Interest rates on these mortgages range from prime plus 1% to LIBOR plus 2.25%.  If prime or LIBOR increased or decreased by 1.0%, the Company believes its interest expense would have increased or decreased by approximately $84,000, based on the balance of the variable rate long-term debt outstanding at December 31, 2013.

On March 29, 2013, the Company entered into a new $35 million Unsecured Revolving Credit Facility with Bank of Montreal (“Credit Facility”).  The Company has the ability to increase the borrowing capacity by an amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement. The maturity date of the Credit Facility is March 29, 2016 with a one year extension available at the Company’s option.  Borrowings under the Credit Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness.  Borrowings will bear interest at the Company’s option of LIBOR plus 2.00% to 2.75% or BMO’s prime lending rate plus 1.00% to 1.75%, based on the Company’s overall leverage.  The Company will pay a fee on the unused commitment amount of up to 0.35% per annum.  The Credit Facility replaces the Company’s previous $5.0 million unsecured line of credit. As of December 31, 2013, the balance outstanding on the Credit Facility was $20,000,000.  Based on the current leverage ratio, interest on this borrowing is at LIBOR plus 225 basis points.

The Company also has approximately $10,500,000 in variable rate debt due on demand.  This debt primarily consists of approximately $5.6 million outstanding on our inventory financing lines and approximately $4.9 million outstanding on our revolving line of credit to finance home sales.  The interest rates on these loans range from 3.67% to 6.03% at December 31, 2013.  The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2013.

The Company invests in equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions.  All securities are classified as available for sale and are carried at fair value.  The Company obtains margin loans at 2.0% interest secured by these marketable securities.  There was $18,574,228 outstanding on the margin loans as of December 31, 2013.  As of December 31, 2013, the value of marketable securities was $59,254,942.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2013	March 31	June 30	September 30	December 31

Total Income	$13,426,295	$16,097,925	$16,253,966	$16,426,921
Total Expenses	12,240,957	14,196,653	14,935,457	16,636,587
Other Income (Expense) (1)	2,977,034	(229,785)	(600,121)	(524,561)
Net Income	4,149,511	1,619,439	800,877	(733,004)
Net Income (Loss) Attributable
to Common Shareholders	2,260,364	(269,708)	(1,088,270)	(2,622,151)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.13	(0.02)	(0.06)	(0.14)
Diluted	0.13	(0.02)	(0.06)	(0.14)

2012	March 31	June 30	September 30	December 31

Total Income	$10,890,946	$11,144,029	$12,186,668	$12,606,121
Total Expenses	10,143,701	10,692,049	11,617,310	11,761,448
Other Income (Expense) (1)	989,320	1,591,029	846,764	475,169
Net Income	1,749,697	2,019,036	1,405,754	1,299,570
Net Income Attributable to
Common Shareholders	1,059,378	1,088,321	161,138	(559,498)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.07	0.07	-0-	(0.03)
Diluted	0.07	0.07	-0-	(0.03)

(1)

Fluctuations are primarily due to the $499,471 bonus payment received in the second quarter of 2012 for rights to drill for oil and gas in one of our communities and to Gain on Sale of Securities Transactions, net.

(2)

Includes loss relating to unusual flood at Memphis Mobile City.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2013 and 2012.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2013.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992).  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

(b)

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited UMH Properties, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO 1992 criteria”). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

 In our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO 1992 criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UMH Properties, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies,
New York, New York	A Division of O’Connor Davies, LLP
March 11, 2014

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

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The Company will file its definitive Proxy Statement for its 2014 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

The following are the Directors and Executive Officers of the Company as of December 31, 2013:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Jeffrey A. Carus	50	Independent Director. Principal of Advalurem Group (2012), Founder and Managing Partner of JAC Partners, LLC (2009 to present) and Founder and Managing Member of JAC Management, LLC (1998 to present). Mr. Carus’ extensive experience in real estate finance and investment is primary among other reasons why Mr. Carus serves on our Board.	2011	II

Anna T. Chew	55	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Interim Chief Financial Officer (March 2012 to July 2012), Treasurer (2010 to present), Chief Financial Officer (1991 to 2010) and Director (1993 to 2004, and 2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Ms. Chew’s extensive public accounting, finance and real estate industry experience is primary among other reasons why Ms. Chew serves on our Board.	1995	III

Matthew I. Hirsch	54	Independent Director. Attorney at Law (1985 to present); Adjunct Professor of Law, Widener University School of Law (1993 to present). Mr. Hirsch’s extensive legal experience and experience in the real estate industry are primary, among other reasons, why Mr. Hirsch serves on our Board.	2013	II

Eugene W. Landy	80	Chairman of the Board (1995 to present), President (1969 to 1995) and Director. Attorney at Law; President, Chief Executive Officer and Director (1968 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. As our Chairman and Founder, Mr. Landy brings unparalleled experience in real estate investing to our Board.	1969	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Michael P. Landy	51

Director.  Executive Vice President (2010 to 2012), Vice President – Investments (2001 to 2010).  President and Chief Executive Officer (2013 to present), Chairman of the Executive Committee (2010 to present),  Chief Operating Officer (2011 to 2013), Executive Vice President (2009 to 2010), Executive Vice President – Investments (2006 to 2009), Vice President – Investments (2001 to 2006) and Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.  Mr. Landy’s extensive experience in real estate finance, investment, capital markets and operations management is primary among other reasons why Mr. Landy serves on our Board.

			2011	I
Samuel A. Landy	53	President and Chief Executive Officer (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Landy’s extensive experience in real estate investment, operations management and REIT leadership is primary among other reasons why Mr. Landy serves on our Board.	1992	III

Stuart D. Levy	44	Independent Director. Vice President in the Real Estate Finance Group at Helaba-Landesbank Hessen-Thuringen (2006 to present). Mr. Levy’s extensive real estate background is primary among other reasons why Mr. Levy serves on our Board.	2011	III

James E. Mitchell	73	Lead Independent Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present). Mr. Mitchell’s extensive experience in real estate investment is primary among other reasons why Mr. Mitchell serves on our Board.	2001	I

Richard H. Molke	87	Independent Director. General Partner of Molke Family Limited Partnership (1994 to present). Mr. Molke’s extensive experience as an investor and in management is primary among other reasons why Mr. Molke serves on our Board.	1986	II

Allison Nagelberg	49	General Counsel (2000 to 2013). Attorney at Law (1989 to present); General Counsel (2000 to present) of Monmouth Real Estate Investment Corporation, an affiliated company.	N/A	N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Stephen B. Wolgin	59

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

(1) Class II, III and I Directors have terms expiring in years 2014, 2015 and 2016, respectively.

Family Relationships

There are no family relationships between any of the Directors or executive officers of the Company, except that Samuel A. Landy, President, Chief Executive Officer and a Director of the Company, and Michael P. Landy, a Director of the Company, are the sons of Eugene W. Landy, the Chairman of the Board, Founder and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).  The members of the audit committee are Stephen B. Wolgin (Chairman), James E. Mitchell, Jeffrey A. Carus and Stuart D. Levy.  The Company’s Board of Directors has determined that Stephen B. Wolgin and James E. Mitchell are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the New York Stock Exchange.  The audit committee operates under the Audit Committee Charter which can be found at the Company’s website at www.umh.com.  In addition, the Audit Committee Charter was filed with the Securities Exchange Commission on May 2, 2011 with the Company’s 2011 Definitive Proxy Statement (DEF 14A).  The charter is reviewed annually for adequacy.

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

Item 11 – Executive Compensation

The Company will file its definitive Proxy Statement for its 2014 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption "ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

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

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2013, as well as certain other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the "named executive officers."

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

Bonuses awarded to the other named executive officers are recommended by the Chairman of the Board and the President and are approved by the Compensation Committee.  The Company believes that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual.  In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, Funds From Operations (FFO), net income, growth in asset size, occupancy and total return to shareholders.  The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) excluding gains or losses from sales of property, plus depreciation and amortization.  The Company considers FFO to be a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted it as a performance measure.

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

In fiscal 2013, the Compensation Committee received the recommendations from the President for the number of options or restricted stock to be awarded.  The factors that were considered in awarding the stock options and restricted stock included the following progress that was made by management:

•

Located, acquired and integrated seventeen manufactured home communities without placing undue burden on its liquidity.

•

Entered into commitments to acquire 12 communities in 2014.

•

Obtained a new $35 million unsecured credit facility.

•

Raised approximately $35 million in equity via the DRIP.

•

Maintained its cash distributions to shareholders.

•

Increased its occupancy rate.

•

Managed general and administrative costs to an appropriate level.

•

Refinanced/renegotiated debt at lower interest rates, reducing the weighted average interest rate to 4.5%.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental disability insurance, at the Company's cost, as agreed to by the Company and the executive.  Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2013, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

Evaluation

Mr. Eugene Landy is under an employment agreement with the Company.  His base compensation under his amended contract was increased in 2004 to $175,000 per year.  Mr. Eugene Landy also received $37,625 in director’s fees, legal fees and fringe benefits.

In evaluating Mr. Eugene Landy’s leadership performance, during 2011, the Committee awarded Mr. Eugene Landy an Outstanding Leadership Achievement Award (Award) in the amount of $250,000 per year for three years. This Award is to recognize Mr. Eugene Landy’s exceptional leadership as Chairman of the Board for over 40 years.  Mr. Landy also received bonuses totaling $81,731 primarily based on performance, including growth of the Company.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President, including FFO.  Mr. Samuel Landy is under an employment agreement with the Company.  His base compensation was $385,000 for 2013.  Mr. Samuel Landy also received bonuses totaling $180,800 and director’s fees and fringe benefits totaling $47,625.  Bonuses were primarily based upon achievement of certain performance goals.

Ms. Anna Chew is under an employment agreement with the Company.  Her base compensation under this contract is $301,754 for 2013.  Ms. Chew also received bonuses totaling $121,053 and director’s fees and fringe benefits totaling $47,625.  Bonuses were based on performance, including growth of the Company, recommended by the President and approved by the Committee.

Ms. Allison Nagelberg was under an employment agreement with the Company through December 31, 2013.  Her base compensation under this contract is $262,500 for 2013 of which 30% or $78,750 was allocated to the Company and 70% or $183,750 was allocated to MREIC.  Ms. Nagelberg also received bonuses totaling $159,615 and fringe benefits of $10,000.  Bonuses were based on performance, including growth of the Company, recommended by the President and approved by the Committee.  Effective January 1, 2014, Ms. Nagelberg is employed exclusively by MREIC and none of the expense of her compensation is allocated to the Company.

The Committee has also approved the recommendations of the President concerning the other named executives’ annual salaries, bonuses, option and restricted stock grants and fringe benefits.

In addition to its determination of the executive's individual performance levels for 2013, the Committee also compared the executive's total compensation for 2013 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above.  The Company’s salary and bonus amounts were compared to the ranges presented for reasonableness.   The Company’s total compensation fell in the lowest range (25th percentile) of this survey.

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

Compensation Committee:

Jeffrey A. Carus

Stuart D. Levy

James E. Mitchell

Stephen B. Wolgin

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2013, 2012 and 2011 to the Chairman of the Board, President, Vice President and General Counsel.  There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus	Option Awards (6)	Restricted Stock Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Eugene W. Landy	2013	$175,000	$331,731	$ 142,000	$-0-	$150,000	$37,625 (1)	$836,356
Chairman of the	2012	175,000	250,000	-0-	123,490 (7)	58,573	38,552 (1)	645,615
Board	2011	175,000	250,000	-0-	122,760 (7)	69,989	41,500 (1)	659,249

Samuel A. Landy	2013	385,000	180,800	71,000	-0-	-0-	47,625 (2)	684,425
President and Chief	2012	378,000	89,792	-0-	250,790 (8)	-0-	38,925 (2)	757,507
Executive Officer	2011	330,000	88,742	-0-	290,160 (7)	-0-	33,800 (2)	742,702

Anna T. Chew (4)	2013	301,754	121,053	71,000	-0-	-0-	47,625 (2)	541,432
Vice President and	2012	287,385	38,025	-0-	123,490 (7)	-0-	41,507 (2)	490,407
Chief Financial Officer	2011	273,700	50,525	-0-	122,760 (7)	-0-	33,800 (2)	480,785

Allison Nagelberg (5)	2013	262,500	159,615	71,000	-0-	-0-	10,000 (3)	503,115
General Counsel	2012	250,000	34,351	-0-	111,700 (9)	-0-	14,006 (3)	410,057
	2011	178,126	41,851	-0-	111,600 (7)	-0-	51,208 (3)	382,785

(1)

Represents Director’s fees of $37,625, $29,125 and $24,000, and legal fees of $-0-, $-0- and $17,500 for 2013, 2012 and 2011, respectively, and fringe benefits.

(2)

Represents Director’s fees of $37,625, $29,125 and $24,000 for 2013, 2012 and 2011, respectively, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(3)

Represents fringe benefits, discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer, and in 2011, reimbursement of tuition and fees associated with her pursuit of an Executive MBA degree.

(4)

Prior to July 2012, approximately 25% of her salary compensation was allocated to and reimbursed by MREIC, pursuant to a cost sharing agreement between the Company and MREIC.  Effective July 2012, 100% of her salary compensation is allocated to the Company.

(5)

The amounts reflected in the table above reflect 100% of Ms. Nagelberg’s compensation.  Prior to July 2012, approximately 25% of her salary compensation was allocated to the Company and 75% was reimbursed by MREIC, pursuant to a cost sharing agreement between the Company and MREIC.  Effective July 2012, 50% of her salary compensation is allocated to the Company.  Effective

January 1, 2013, 30% of her salary compensation is allocated to the Company.  Effective January 1, 2014, Ms. Nagelberg is a full time employee of MREIC and none of the expense of her compensation will be allocated to the Company.

(6)

These values were established using the Black-Scholes stock option valuation model. The following assumptions were used in the model for 2013: expected volatility of 32.36%; risk-free interest rate of 1.98%; dividend yield of 6.67%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(7)

These values were established based on the number of shares granted during 2012 and 2011 at the weighted average fair value on the dates of grant of $11.23 and $11.16, respectively.

(8)

This value was established based on the number of shared granted during 2012 at the weighted average fair value on the dates of grant of $9.65.

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

On June 13, 2013, the shareholders approved and ratified the Company's 2013 Stock Option and Stock Award Plan (the 2013 Plan) authorizing the grant to officers and key employees of options to purchase up to 3,000,000 shares of common stock. All options are exercisable one year from the date of grant. The option price shall not be below the fair market value at date of grant. If options granted under the Plan expire or terminate for any reason without having been exercised in full, the shares subject to, but not delivered under, such options shall become available for additional option grants under the Plan. This Plan replaced the Company's 2003 Stock Option and Award Plan, as amended, which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired.

Stock Options

All options are exercisable one year from the date of grant.  The option price shall not be below the fair market value at date of grant.  If options granted under the 2013 Plan expire or terminate for any reason without having been exercised in full, the Shares subject to, but not delivered under, such options shall become available for additional option grants under the 2013 Plan.

During the years ended December 31, 2013, 2012 and 2011, options to purchase 392,000, 94,000 and 80,000 shares, respectively, were granted. During the years ended December 31, 2013, 2012 and 2011, options to purchase -0-, 4,000 and 10,000 shares, respectively, were exercised.  During the years ended December 31, 2013, 2012 and 2011, options to purchase 84,000, 55,000 and 51,000 shares, respectively, were forfeited.

The following table sets forth, for the named executive officers in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 2013:

Name	Grant Date	Number of Underlying Options (1)	Exercise Price of Option Award	Grant Date Fair Value (2)

Eugene W. Landy	06/26/13	100,000	$10.08	$142,000
Samuel A. Landy	06/26/13	50,000	10.08	71,000
Anna T. Chew	06/26/13	50,000	10.08	71,000
Allison Nagelberg	06/26/13	50,000	10.08	71,000

(1)

These options expire 8 years from grant date.

(2)

These values were established using the Black-Scholes stock option valuation model. The following assumptions were used in the model: expected volatility of 32.36%; risk-free interest rate of 1.98%; dividend yield of 6.67%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise

Restricted Stock

Under the 2013 Plan, the Compensation Committee determines the recipients of restricted stock award; the number of restricted shares to be awarded; the length of the restricted period of the award; the restrictions applicable to the award including, without limitation, the employment or retirement status of the participant; rules governing forfeiture and restrictions applicable to any sale, assignment, transfer, pledge or other encumbrance of the restricted stock during the restricted period; and the eligibility to share in dividends and other distributions paid to the Company’s stockholders during the restricted period. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant shall be 100,000.  There were no grants of restricted stock to the named executive officers during 2013.

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the year ended December 31, 2013:

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($) (1)

Eugene W. Landy	-0-	$-0-	7,384	$76,593
Samuel A. Landy	-0-	-0-	17,879	190,760
Anna T. Chew	-0-	-0-	7,384	76,593
Allison Nagelberg	-0-	-0-	5,686	58,541

 (1)     Value realized based on the closing price of the shares on the NYSE as of the date of vesting.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at December 31, 2013:

Option Awards					Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested	Market Value of Shares that have not Vested (1)

Eugene W. Landy					22,911	$215,822
Eugene W. Landy	-0-	100,000	$10.08	06/26/21

Samuel A. Landy					55,953	$527,077
Samuel A. Landy	5,800	-0-	$17.21	01/09/14
Samuel A. Landy	44,200	-0-	$15.62	01/09/14
Samuel A. Landy	5,800	-0-	$17.06	01/03/15
Samuel A. Landy	44,200	-0-	$15.51	01/03/15
Samuel A. Landy	7,700	-0-	$12.97	01/08/16
Samuel A. Landy	42,300	-0-	$11.79	01/08/16
Samuel A. Landy	14,000	-0-	$7.12	01/07/17
Samuel A. Landy	61,000	-0-	$6.47	01/07/17
Samuel A. Landy	10,900	-0-	$9.13	01/08/18
Samuel A. Landy	14,100	-0-	$8.30	01/08/18
Samuel A. Landy	-0-	50,000	$10.08	06/26/21

Anna T. Chew					22,911	$215,822
Anna T. Chew	10,000	-0-	$15.15	07/21/14
Anna T. Chew	10,000	-0-	$14.21	07/16/15
Anna T. Chew	10,000	-0-	$7.55	09/25/16
Anna T. Chew	10,000	-0-	$7.57	06/22/17
Anna T. Chew	-0-	50,000	$10.08	06/26/21

Allison Nagelberg					18,699	$176,145
Allison Nagelberg	5,000	-0-	$14.21	07/16/15
Allison Nagelberg	-0-	50,000	$10.08	06/26/21

 (1)  Based on the closing price of our common stock on December 31, 2013 of $9.42.  Restricted stock awards vest over 5 years.

Employment Agreements

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board.  Under this agreement, prior to January 1, 2004, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile.  Additionally, there may be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance.  In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly.  On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments.  In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death.  The Employment Agreement automatically renews each year for successive one-year periods.  Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000.  Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years.  On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and MREIC.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.  During 2013, the Board of Directors extended Mr. Landy’s pension benefit for an additional three years, through 2016.

Effective January 1, 2012, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $378,000 for 2012, $396,900 for 2013 and $416,745 for 2014, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy received a restricted stock grant of 25,000 shares in 2012.  In each subsequent calendar year of employment pursuant to the Agreement, restricted stock shall be awarded to Mr. Samuel Landy at the discretion of the Compensation Committee of the Board of Directors.  Mr. Samuel Landy will receive customary fringe benefits, four weeks of vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2012, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $287,385 for 2012, $301,754 for 2013 and $316,841 for 2014, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks of vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2012, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $250,000 for 2012, $262,500 for 2013 and $275,625 for 2014, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks of vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  Pursuant to this employment agreement, the Company paid on behalf of Ms. Nagelberg, all tuition and fees associated with her pursuit of an Executive MBA degree, which was completed in 2012.  The Company will reimburse Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  As an alternative to long-term disability, Employee shall have the option to purchase and/or maintain, and be fully reimbursed for, a short-term disability policy on terms to be approved by the Corporation.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Effective January 1, 2014, Ms. Nagelberg’s employment contract was cancelled and she was employed exclusively by MREIC.

Potential Payments upon Termination of Employment or Change-in-Control

Under the terms of the employment agreements of the named executive officers, such named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control).  These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.    The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at December 31, 2013.

	Voluntary Resignation on 12/31/13	Termination Not for Cause or Good Reason on 12/31/13	Termination for Cause on 12/31/13	Termination Not for Cause or Good Reason (After a Change- in-Control) on 12/31/13	Disability or Death on 12/31/13

Eugene W. Landy	$450,000 (1)	$450,000 (1)	$450,000 (1)	$1,650,000 (2)	$525,000 (3)
Samuel A. Landy	416,745 (4)	416,745 (4)	416,745 (4)	416,745 (4)	416,745 (4)
Anna T. Chew	316,841 (4)	316,841 (4)	-0-	316,841 (4)	316,841 (4)
Allison Nagelberg (5)	-0-	-0-	-0-	-0-	-0-

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

(4)

Represents one year salary.  The respective employment agreements provides for the greater of the salary due under the remaining term of the agreement or one year.  The respective employment agreements also provide for death benefits of the same amount.

(5)

Effective January 1, 2014, Allison Nagelberg’s employment contract was cancelled and she was employed exclusively by MREIC. There were no amounts payable to her and therefore nothing is included herein.

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

Effective September 1, 2013, Directors receive a fee of $4,000 for each Board meeting attended, $500 for each Board phone meeting attended, and an additional fixed annual fee of $26,000 payable quarterly.  Directors appointed to board committees receive $1,200 for each committee meeting attended.

The table below sets forth a summary of director compensation for the year ended December 31, 2013:

Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Total Fees Earned or Paid in Cash

Jeffrey A. Carus (2)	$24,250	$13,375	$4,400	$42,025
Matthew I. Hirsch (4)	6,500	-0-	-0-	6,500
Charles Kaempffer (1)	24,250	13,375	4,200	41,825
Michael P. Landy	24,250	13,375	-0-	37,625
Stuart Levy (2)	24,250	13,375	4,400	42,025
James E. Mitchell (2) (3)	24,250	14,375	9,400	48,025
Richard H. Molke	24,250	14,375	7,000	45,625
Eugene Rothenberg (1)	24,250	13,375	7,000	44,625
Stephen B. Wolgin (2)	24,250	14,375	9,400	48,025

	$ 200,500	$ 110,000	$ 45,800	$ 356,300

(1)

Mr. Kaempffer & Mr. Rothenberg are Emeritus directors which are retired directors who are not entitled to vote on board resolutions; however they receives directors’ fees for participation in the board meetings.  Mr. Rothenberg retired from the Board effective September 23, 2013.

(2)

Mr. Carus, Mr. Levy, Mr. Mitchell and Mr. Wolgin are the current members of the audit committee, the compensation committee and the nominating committee.  The Board has determined that Mr. Mitchell and Mr. Wolgin are considered “audit committee financial experts” within the meaning of the rules of the SEC and are “financially sophisticated” within the meaning of the listing requirements of the NYSE.

(3)

Mr. Mitchell is the Lead Independent Director whose role is to preside over the executive sessions of the non-management directors.

(4)

The Board of Directors appointed Mr. Matthew I. Hirsch as a Class II Director for the remaining term of Class II expiring in 2014.  The appointment was accepted effective September 23, 2013.

(5)

Mr. Eugene W. Landy, Mr. Samuel A. Landy and Ms. Anna T. Chew are inside directors. As such, their director compensation is included in the Summary Compensation Table.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements described above, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees or a nonqualified deferred compensation plan.  The present value of accumulated benefit of pension benefits for Mr. Eugene W. Landy is $600,000 as of December 31, 2013.  Payments made during 2013 amounted to $50,000.  Mr. Eugene Landy is entitled to receive payments of $50,000 per year through 2016.  The Company’s employees may elect to participate in the Company’s 401(k) Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of Mr. Carus, Mr. Levy, Mr. Mitchell and Mr. Wolgin.  No member of the Compensation Committee is a current or former officer or employee of the Company.  In 2013, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee.  The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in this Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company will file its definitive Proxy Statement for its 2014 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of such Proxy Statement and is incorporated herein by reference.

The following table lists information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2013 by:

•

each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

•

the Company’s directors;

•

the Company’s executive officers; and

•

all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728.  In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2013 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Wells Fargo and Company 420 Montgomery Street San Francisco, CA 94104	1,669,925(3)	8.04%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	1,246,374(4)	6.00%
Jeffrey A. Carus	3,299	*
Anna T. Chew	175,444(5)	*
Matthew I. Hirsch	1,228(6)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Outstanding (2)

Eugene W. Landy	1,136,738(7)	5.47%
Samuel A. Landy	625,977(8)	2.98%
Michael P. Landy	316,729(9)	1.52%
Stuart Levy	1,096	*
James E. Mitchell	186,297(10)	*
Richard H. Molke	111,927(11)	*
Allison Nagelberg	49,083(12)	*
Katie Rytter	4,000(13)	*
Stephen B. Wolgin	12,946(14)	*
UMH 401(k) Plan	210,127(15)	1.01%
Directors and Officers as a Group *Less than 1%	2,811,913	13.33%

___________________________

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed.

(2)

Based on the number of Shares outstanding on December 31, 2013 which was 20,769,892 Shares.

(3)

Based on Schedule 13G/A as of December 31, 2013, filed by Wells Fargo and Company the company owns 1,669,925 Shares.  This filing with the SEC by Wells Fargo and Company indicates that Wells Fargo and Company has sole voting power for 1 Share and shared voting power for 1,608,724 Shares.  Wells Fargo also has sole dispositive power for 1 Shares and shared dispositive power for 1,669,924 Shares.

(4)

Based on Schedule 13G/A as of December 31, 2013, filed by BlackRock, Inc. the company owns 1,246,374 Shares.  This filing with the SEC by BlackRock, Inc. indicates that BlackRock, Inc. has sole voting for 1,188,200 Shares and sole dispositive power for 1,246,374 Shares.

 (5)

Includes (a) 135,444 Shares owned jointly with Ms. Chew’s husband, and (b) 40,000 Shares issuable upon exercise of stock options.  Excludes shares held in the UMH 401(k) Plan.  Ms. Chew is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan.  She, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for 21,073 Shares held by the UMH 401(k) Plan for her benefit.  See Note 15 below for information regarding Shares held by the UMH 401(k) Plan.  Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 26, 2014.

(6)

Includes 1,228 Shares owned jointly with Mr. Hirsch’s wife.

(7)

Includes (a) 99,872 Shares owned by Mr. Eugene Landy’s wife, (b) 172,608 Shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote, (c) 66,912 Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote, (d) 57,561 Shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote, (e) 100,000 Shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote, (f) 16,428 Shares held in Windsor Industrial Park Associates for which Mr. Landy has power to vote, and (g) 21,376 Shares held in Juniper Plaza Associates for which Mr. Landy has power to vote.  Excludes 100,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 26, 2014.

(8)

Includes (a) 39,087 Shares owned with Mr. Samuel Landy’s wife, (b) 14,316 Shares in custodial accounts for Mr. Landy’s children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 6,221 Shares in the Samuel Landy Limited Partnership, (d) 48,000 Shares in the EWL Grandchildren Fund LLC of which Mr. Landy is a co-trustee, and (e) 250,000 Shares issuable upon exercise of stock options.  Excludes shares held in the UMH 401(k) Plan.  Mr. Landy is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan.  He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for 44,835 Shares held by the UMH 401(k) Plan for his benefit.  See Note 15 below for information regarding Shares held by the UMH 401(k) Plan.  Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 26, 2014.

(9)

Includes (a) 12,291 Shares owned by Mr. Michael Landy’s wife, and (b) and 45,503 Shares in custodial accounts for Mr. Landy’s children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote, (c) 48,000 Shares in the EWL Grandchildren Fund LLC of which Mr. Landy is a co-trustee, and (d) 20,000 Shares issuable upon exercise of stock options.  Excludes 16,337 Shares held in the UMH 401(k) Plan.  See Note 15 below for information regarding Shares held by the UMH 401(k) Plan.

(10)

Includes 139,052 Shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest.  In addition to the Common Shares reported, Mr. Mitchell also holds 4,000 of the Preferred A Shares.

(11)

Includes 50,563 Shares owned by Mr. Molke’s wife.

(12)

Includes (a) 1,000 Shares owned by Ms. Nagelberg’s husband, and (b) 5,000 Shares issuable upon exercise of stock options.   Excludes 4,240 Shares held in the UMH 401(k) Plan.  See Note 15 below for the information regarding Shares held by the UMH 401(k) Plan.   Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 26, 2014.

(13)

Includes 4,000 Shares issuable upon exercise of stock options.  Excludes 95 Shares held in the UMH 401(k) Plan.  See Note 15 below for the information regarding Shares held by the UMH 401(k) Plan.  Excludes 10,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 26, 2014.

(14)

In addition to the Common Shares reported (a) Mr. Wolgin’s wife holds 600 of the Preferred A Shares and (b) Mr.  Wolgin holds 500 of the Preferred A Shares.

(15)

Includes 210,127 Shares held by the UMH 401(k) Plan.  Ms. Anna T. Chew and Mr. Samuel A. Landy have shared voting power over the Common Shares held by the UMH 401(k) Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The Company will file its definitive Proxy Statement for its 2014 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

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

Item 14 – Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its 2014 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PKF O’Connor Davies served as the Company’s independent registered public accounting firm for the years ended December 31, 2013 and 2012.  The following are fees billed by and accrued to PKF O’Connor Davies in connection with services rendered:

	2013	2012

Audit Fees	$166,000	$150,000
Audit Related Fees	28,918	74,798
Tax Fees	54,315	44,150
Total Fees	$249,233	$268,948

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

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) (1)		The following Financial Statements are filed as part of this report.
Page(s)

	(i)	(a) Report of Independent Registered Public Accounting Firm	69

	(ii)	Consolidated Balance Sheets as of December 31, 2013 and 2012	70-71

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2013, 2012 and 2011	72-73

	(iv)	Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011	74

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011	75-76

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	77

	(vi)	Notes to Consolidated Financial Statements	78-106

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2013	107-113

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

(2)		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1

Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

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

10.12

Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3 as filed with the Securities and Exchange Commission on January 21, 2014, Registration No. 333-189941).

10.13

UMH Properties, Inc. 2013 Stock Option and Stock Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 1, 2013, Registration No. 001-12690).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UMH Properties, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies,
New York, New York	A Division of O’Connor Davies, LLP
March 11, 2014

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 and 2012

-ASSETS-	2013	2012

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 33,973,214	$ 22,010,714
Site and Land Improvements	256,830,234	186,474,330
Buildings and Improvements	13,273,690	7,176,980
Rental Homes and Accessories	61,747,274	37,828,031
Total Investment Property	365,824,412	253,490,055
Equipment and Vehicles	11,130,719	9,495,379
Total Investment Property and Equipment	376,955,131	262,985,434
Accumulated Depreciation	(84,655,017)	(73,270,257)
Net Investment Property and Equipment	292,300,114	189,715,177

OTHER ASSETS
Cash and Cash Equivalents	7,615,143	11,035,824
Securities Available for Sale at Fair Value	59,254,942	57,325,440
Inventory of Manufactured Homes	13,786,041	11,855,080
Notes and Other Receivables, net	26,019,725	22,713,864
Unamortized Financing Costs	2,128,006	1,473,454
Prepaid Expenses	1,182,850	910,875
Land Development Costs	5,693,153	5,251,501
Total Other Assets	115,679,860	110,566,038

TOTAL ASSETS	$ 407,979,974	$ 300,281,215

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2013 and 2012

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	2013	2012

LIABILITIES:
MORTGAGES PAYABLE	$ 160,639,944	$ 108,871,352

OTHER LIABILITIES:
Accounts Payable	1,628,713	1,070,021
Loans Payable	49,118,996	10,441,605
Accrued Liabilities and Deposits	3,852,799	3,609,615
Tenant Security Deposits	2,153,785	1,303,374
Total Other Liabilities	56,754,293	16,424,615
Total Liabilities	217,394,237	125,295,967

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $.10 per share, 3,663,800 shares authorized, issued and outstanding as of December 31, 2013 and 2012	91,595,000	91,595,000
Common Stock - $.10 par value per share, 42,000,000 shares authorized; 20,769,892 and 17,111,882 shares issued and outstanding as of December 31, 2013 and 2012, respectively	2,076,989	1,711,188
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	96,504,643	76,110,692
Accumulated Other Comprehensive Income	1,076,898	6,236,161
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	190,585,737	174,985,248

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 407,979,974	$ 300,281,215

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

INCOME:
Rental and Related Income	$ 53,477,893	$ 38,012,231	$ 32,990,219
Sales of Manufactured Homes	8,727,214	8,815,533	6,323,135

Total Income	62,205,107	46,827,764	39,313,354

EXPENSES:
Community Operating Expenses	29,140,920	20,564,286	17,758,332
Cost of Sales of Manufactured Homes	7,204,410	7,903,678	5,747,963
Selling Expenses	1,985,834	2,152,701	2,104,077
General and Administrative	6,242,224	5,137,516	3,854,866
Franchise Taxes	299,000	237,000	125,000
Loss Relating to Flood	-0-	-0-	984,701
Acquisition Costs	1,455,542	862,169	260,463
Depreciation Expense	11,681,724	7,357,158	5,962,338

Total Expenses	58,009,654	44,214,508	36,797,740

OTHER INCOME (EXPENSE):
Interest Income	2,186,387	2,027,969	1,991,180
Dividend Income	3,481,514	3,243,592	2,512,057
Gain on Sale of Securities Transactions, net	4,055,812	4,092,585	2,692,649
Other Income	211,051	643,588	77,375
Interest Expense	(7,849,835)	(5,803,172)	(5,744,567)
Amortization of Financing Costs	(462,362)	(302,280)	(376,918)

Total Other Income (Expense)	1,622,567	3,902,282	1,151,776

Income Before Gain (Loss) on Sales of Investment Property and Equipment	5,818,020	6,515,538	3,667,390
Gain (Loss) on Sales of Investment Property and Equipment	18,803	(41,481)	28,873

NET INCOME	5,836,823	6,474,057	3,696,263

Less: Preferred Dividend	7,556,588	4,724,718	1,656,766

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (1,719,765)	$ 1,749,339	$ 2,039,497

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

Basic Income Per Share:

Net Income	$0.31	$0.40	$0.25
Less: Preferred Dividend	(0.40)	(0.29)	(0.11)
Net Income (Loss) Attributable to Common Shareholders	$(0.09)	$0.11	$0.14

Diluted Income Per Share:

Net Income	$0.31	$0.40	$0.25
Less: Preferred Dividend	(0.40)	(0.29)	(0.11)
Net Income (Loss) Attributable to Common Shareholders	$(0.09)	$0.11	$0.14

Weighted Average Shares Outstanding:

Basic	18,724,321	16,197,339	14,506,679
Diluted	18,789,662	16,260,225	14,562,018

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	2013	2012	2011

Net Income	$5,836,823	$6,474,057	$3,696,263

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year	(1,441,406)	8,245,236	(1,296,427)
Reclassification Adjustment for Net Gains Realized in Income	(4,055,812)	(4,092,585)	(2,692,649)
Change in Fair Value of Interest Rate Swap Agreements	337,955	(377,795)	-0-

Comprehensive Income (Loss)	677,560	10,248,913	(292,813)
Less: Preferred Dividend	(7,556,588)	(4,724,718)	(1,656,766)

Comprehensive Income (Loss) Attributable to Common Shareholders	$(6,879,028)	$5,524,195	$(1,949,579)

See Accompanying Notes to the Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

				Additional
	Common Stock Issued		Preferred	Paid-In
	Number	Amount	Stock	Capital

Balance December 31, 2010	13,701,625	$1,370,163	$-0-	$64,775,002

Common Stock Issued with the DRIP*	1,467,214	146,721	-0-	13,792,270
Common Stock Issued through Restricted Stock Awards	74,000	7,400	-0-	(7,400)
Common Stock Issued through Stock Options	10,000	1,000	-0-	74,600
Preferred Stock Issued through Direct Placement,net	-0-	-0-	33,470,000	(1,615,672)
Distributions	-0-	-0-	-0-	(8,225,433)
Stock Compensation Expense	-0-	-0-	-0-	295,042
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-

Balance December 31, 2011	15,252,839	1,525,284	33,470,000	69,088,409

Common Stock Issued with the DRIP*	1,780,043	178,004	-0-	17,880,034
Common Stock Issued through Restricted Stock Awards	75,000	7,500	-0-	(7,500)
Common Stock Issued through Stock Options	4,000	400	-0-	29,840
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	26,875,000	(1,172,782)
Preferred Stock Issued through Direct Placement, net	-0-	-0-	31,250,000	(699,705)
Distributions	-0-	-0-	-0-	(9,580,848)
Stock Compensation Expense	-0-	-0-	-0-	573,244
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2012	17,111,882	1,711,188	91,595,000	76,110,692

Common Stock Issued with the DRIP*	3,658,010	365,801	-0-	34,826,838
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	-0-	-0-
Preferred Stock Issued through Direct Placement, net	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	(15,283,236)
Stock Compensation Expense	-0-	-0-	-0-	850,349
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2013	20,769,892	$2,076,989	$91,595,000	$96,504,643

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

	Accumulated	Undistributed
	Other	Income	Total
	Comprehensive	(Accumulated	Shareholders’
	Income (Loss)	Deficit)	Equity

Balance December 31, 2010	$6,450,381	$(667,793)	$71,927,753

Common Stock Issued with the DRIP*	-0-	-0-	13,938,991
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	75,600
Preferred Stock Issued through Direct Placement, net	-0-	-0-	31,854,328
Distributions	-0-	(3,696,263)	(11,921,696)
Stock Compensation Expense	-0-	-0-	295,042
Net Income	-0-	3,696,263	3,696,263
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	(3,989,076)	-0-	(3,989,076)

Balance December 31, 2011	2,461,305	(667,793)	105,877,205

Common Stock Issued with the DRIP*	-0-	-0-	18,058,038
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	30,240
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	25,702,218
Preferred Stock Issued through Direct Placement, net	-0-	-0-	30,550,295
Distributions	-0-	(6,474,057)	(16,054,905)
Stock Compensation Expense	-0-	-0-	573,244
Net Income	-0-	6,474,057	6,474,057
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	4,152,651	-0-	4,152,651
Interest Rate Swaps	(377,795)	-0-	(377,795)

Balance December 31, 2012	6,236,161	(667,793)	174,985,248

Common Stock Issued with the DRIP*	-0-	-0-	35,192,639
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	-0-
Preferred Stock Issued through Direct Placement, net	-0-	-0-	-0-
Distributions	-0-	(5,836,823)	(21,120,059)
Stock Compensation Expense	-0-	-0-	850,349
Net Income	-0-	5,836,823	5,836,823
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	(5,497,218)	-0-	(5,497,218)
Interest Rate Swaps	337,955	-0-	337,955

Balance December 31, 2013	$1,076,898	$(667,793)	$190,585,737

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 5,836,823	$ 6,474,057	$ 3,696,263
Non-cash items included in Net Income:
Depreciation	11,681,724	7,357,158	5,962,338
Amortization of Financing Costs	462,362	302,280	376,918
Stock Compensation Expense	850,349	573,244	295,042
Provision for Uncollectible Notes and Other Receivables	760,570	745,993	461,668
Gain on Sale of Securities Transactions, net	(4,055,812)	(4,092,585)	(2,692,649)
(Gain) Loss on Sales of Investment Property & Equipment	(18,803)	41,481	(28,873)

Changes in Operating Assets and Liabilities -
Inventory of Manufactured Homes	(1,930,961)	(1,666,333)	385,493
Notes and Other Receivables	(4,066,431)	(2,134,003)	(188,442)
Prepaid Expenses	(271,975)	(283,268)	108,466
Accounts Payable	558,692	381,349	(59,805)
Accrued Liabilities and Deposits	581,139	985,739	(23,811)
Tenant Security Deposits	850,411	402,637	118,284
Net Cash Provided by Operating Activities	11,238,088	9,087,749	8,410,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(80,574,921)	(44,825,340)	(17,500,000)
Purchase of Investment Property and Equipment	(26,815,409)	(16,975,016)	(6,846,921)
Proceeds from Sales of Investment Property and Equipment	915,113	1,069,516	709,234
Additions to Land Development Costs	(519,214)	(472,845)	(290,177)
Purchase of Securities Available for Sale	(22,352,376)	(21,941,884)	(21,100,859)
Proceeds from Sales of Securities Available for Sale	18,981,468	16,159,894	5,263,695
Net Cash Used by Investing Activities	(110,365,339)	(66,985,675)	(39,765,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	53,760,000	25,380,000	25,020,000
Net Proceeds from Short-Term Borrowings	38,677,391	-0-	1,713,668
Principal Payments of Mortgages and Loans	(9,686,487)	(23,073,544)	(25,553,767)
Financing Costs on Debt	(1,116,914)	(456,615)	(635,985)
Proceeds from Issuance of Common Stock, net of reinvestments	33,330,652	16,667,139	12,310,484
Proceeds from Issuance of Preferred Stock, net of offering costs	-0-	56,996,101	31,854,328
Proceeds from Exercise of Stock Options	-0-	30,240	75,600
Preferred Dividends Paid	(7,556,588)	(5,068,697)	(1,426,659)
Common Dividends Paid, net of Reinvestments	(11,701,484)	(10,338,897)	(8,866,530)
Net Cash Provided by Financing Activities	95,706,570	60,135,727	34,491,139

Net Increase (Decrease) In Cash and Cash Equivalents	(3,420,681)	2,237,801	3,137,003
Cash and Cash Equivalents at Beginning of Year	11,035,824	8,798,023	5,661,020

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 7,615,143	$ 11,035,824	$ 8,798,023

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

NOTE 1 – ORGANIZATION

UMH Properties, Inc. (the Company) operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations.  As of December 31, 2013, the Company owns and operates seventy-four manufactured home communities containing approximately 13,500 developed sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. Inherent in the operation of manufactured home communities is site vacancies.  S&F was established to fill these vacancies and potentially enhance the value of the communities.  The Company also owns a portfolio of investment securities.

The Company was incorporated in the state of New Jersey in 1968.  On September 29, 2003, the Company changed its state of incorporation from New Jersey to Maryland.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

As of December 31, 2013, the Company owns and operates seventy-four manufactured home communities containing approximately 13,500 developed sites.  These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Auburn Estates	Orrville, Ohio
Birchwood Farms	Birch Run, Michigan
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Carsons	Chambersburg, Pennsylvania
Cedarcrest	Vineland, New Jersey
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Athens, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
D & R Village	Clifton Park, New York
Fairview Manor	Millville, New Jersey
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Frieden Manor	Schuylkill Haven, Pennsylvania
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Heather Highlands	Inkerman, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Holiday Mobile Village	Nashville, Tennessee
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Maple Manor	Taylor, Pennsylvania
Meadowood	New Middletown, Ohio
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Mobile City	Memphis, Tennessee
Monroe Valley	Jonestown, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mountaintop	Narvon, Pennsylvania
Oak Ridge Estates	Elkhart, Indiana
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Falls, Ohio
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Suburban Estates	Greensburg, Pennsylvania
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Falls, Ohio
Twin Pines	Goshen, Indiana
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View Danboro	Doylestown, Pennsylvania
Valley View Honeybrook	Honey Brook, Pennsylvania
Waterfalls Village	Hamburg, New York
Weatherly Estates	Lebanon, Tennessee
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Wood Valley	Caledonia, Ohio
Youngstown Estates	Youngstown, New York

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the years then ended.  These estimates and assumptions include the allowance for doubtful accounts, valuation of inventory, depreciation, valuation of securities, reserves and accruals, and stock compensation expense.  Actual results could differ from these estimates and assumptions.

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost.  Depreciation for Sites and Building (15 to 27.5 years) is computed principally on the straight-line method over the estimated useful lives of the assets.  Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles (3 to 27.5 years) is computed principally on the straight-line method.  Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements.  Interest Expense pertaining to Land Development Costs are capitalized.  Maintenance and Repairs are charged to expense as incurred and improvements are capitalized.  The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current year’s results of operations.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21.  The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures.  The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2013, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Acquisitions

The Company accounts for acquisitions in accordance with Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805).  ASC 805 requires that transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions be expensed as incurred.

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes.  The Company allocates the purchase price of an acquired property generally determined by internal evaluation as well as a third-party appraisal of the property obtained in conjunction with the purchase.

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

Securities Available for Sale

Investments in non-real estate assets consist of marketable securities of other REIT’s, which are composed of common and preferred stock.  These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans.  These securities are classified among three categories:  held-to-maturity, trading and available-for-sale.  As of December 31, 2013 and 2012, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices.  Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis.  Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized.  The changes in unrealized net holding gains are reflected as comprehensive income.

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

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements.  The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent.  Total notes receivables at December 31, 2013 and 2012 was $23,630,159 and $21,941,912, respectively.  At December 31, 2013 and 2012, the reserves for uncollectible accounts, notes and other receivables were $1,097,387 and $937,995, respectively.  For the years ended December 31, 2013, 2012 and 2011, the provisions for uncollectible notes and other receivables were $760,570, $745,993 and $461,668, respectively.  Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2013, 2012 and 2011 amounted to $601,178, $620,519 and $522,841, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly.  The average interest rate on these loans is approximately 9.5%.  The average maturity is approximately 10 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized on a straight-line basis over the term of the related obligations, which is not materially different than the effective interest method.  Unamortized costs are charged to expense upon prepayment of the obligation.  As of December 31, 2013 and 2012, accumulated amortization amounted to $1,023,893 and $818,120, respectively.  The Company estimates that aggregate amortization expense will be approximately $393,000 for 2014, $378,000 for 2015, $339,000 for 2016, $233,000 for 2017 and $194,000 for 2018.

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

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 12/31/13

Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$10,799,401
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$12,909,520

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage.  The interest rate swap agreements are net settled monthly.  The Company has designated these derivatives as cash flow hedges and have recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 14 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets.  To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in interest expense.  Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.  As of December 31, 2013, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges.  As a result, the fair value of these derivatives of $(39,840) and $(377,795) as of December 31, 2013 and 2012, respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured home sites.  The Company also owns approximately 1,720 rental units which are rented to residents.  Rental and related income is recognized on the accrual basis over the term of the lease, which is typically one year or less.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period (18,724,321, 16,197,339 and 14,506,679 in 2013, 2012 and 2011, respectively).  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (18,789,662, 16,260,225 and 14,562,018 in 2013, 2012 and 2011, respectively) (See Note 6).  Options in the amount of 65,341, 62,886 and 55,339 for 2013, 2012 and 2011, respectively, are included in the diluted weighted average shares outstanding.  As of December 31, 2013, 2012 and 2011, options to purchase 502,000, 586,000 and 547,000 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation.  ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures.  The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date.  Compensation costs, which is included in General and Administrative Expenses, of $850,349, $573,244 and $295,042 have been recognized in 2013, 2012 and 2011, respectively.  During 2013, compensation costs included a one-time charge of $142,000 for a stock option grant awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date.  During 2012, compensation costs included a one-time charge of $123,490 for restricted stock grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date.  Included in Note 6 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2013.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of December 31, 2013, the tax years 2009 through and including 2013 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) consists of the change in unrealized gains or losses on securities available for sale and the change in the fair value of derivatives.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

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

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions in 2013

On March 1, 2013, the Company acquired 10 manufactured home communities for $67,500,000. These 10 all-age communities total 1,854 sites and are situated on approximately 400 acres. There are five communities located in Indiana, four communities located in Pennsylvania, and one community located in Michigan. The average occupancy for these communities at closing was approximately 85%.  The Company obtained a $53,760,000 mortgage loan from JP Morgan Chase Bank, N.A. and paid the balance with cash on hand.   The Company also included 3 additional communities in this mortgage.  Interest on the mortgage loan is fixed at 4.06%.  This mortgage loan matures on March 1, 2023.

On April 2, 2013, the Company acquired Holiday Mobile Village, a 274-site manufactured home community situated on approximately 68 acres, located in Nashville, Tennessee, for a purchase price of $7,250,000.  The occupancy for this community at closing was approximately 82%.  The Company used its Unsecured Revolving Credit Facility with BMO to finance this acquisition.

On October 1, 2013, the Company acquired Rolling Hills Estates, a 91-site manufactured home community situated on approximately 32 acres, located in Carlisle, Pennsylvania, for a purchase price of $1,720,000.  The occupancy for this community at closing was approximately 91%.

On November 6, 2013, the Company acquired five manufactured home communities for an aggregate purchase price of $11,800,000. These five all-age communities contain a total of 519 developed home sites that are situated on approximately 200 total acres.  This portfolio consists of Melrose Village, Melrose West, Little Chippewa, and Auburn Estates located in Ohio and Youngstown Estates located in New York. The average occupancy for these communities is approximately 82%.  The Company assumed a $7,700,000 mortgage loan.  This mortgage is at a fixed interest rate of 4.75% and matures on December 6, 2022.

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

See Note 17 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Other

Many oil and gas companies compete for the opportunity to drill for oil and gas.  Successful bidders pay an upfront purchase price (“bonus payment”).  On May 23, 2012, the Company received a bonus payment of $499,471 at one of its communities, which has been recorded as Other Income.  This amount is not refundable and has been earned since the Company has no further obligation relating to it.  In addition to this upfront bonus payment, the Company entered into an agreement (“Lease”) whereby the oil and gas company may remove the oil and gas from the property, provided that it pays the Company a 20% fee (“royalty”) based on the amount of the oil and gas removed.  The Company has not earned any royalty fees to date.  The initial term of the Lease is for five years, with an option to extend for an additional five years under the same terms and conditions as contained in the original lease.

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2013	December 31, 2012

Site and Land Improvements	$ 64,292,239	$ 56,262,656
Buildings and Improvements	3,036,082	2,685,623
Rental Homes and Accessories	9,107,422	6,710,323
Equipment and Vehicles	8,219,274	7,611,655
Total Accumulated Depreciation	$ 84,655,017	$ 73,270,257

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist of common and preferred stock of other REITs.  The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

As of December 31, 2013 and 2012, the Company’s securities are all classified as available-for-sale.  See Note 14 for Fair Value Measurements.

The following is a listing of securities available for sale at December 31, 2013:

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Alexandria Real Estate	E	6.450%	2,000	$45,425	$42,400
American Land Lease, Inc.	A	7.750%	31,200	275,297	756,600
Ashford Hospitality Trust	A	8.550%	10,000	251,205	252,490
Campus Crest Communities	A	8.000%	30,000	751,222	741,000
CBL & Associates Properties	D	7.375%	2,000	50,269	47,500
CBL & Associates Properties	E	6.625%	65,000	1,543,385	1,381,900
Cedar Realty Trust Inc.	B	7.250%	47,355	1,127,208	1,089,157
Chesapeake Lodging	A	7.750%	20,000	500,000	491,800
Commonwealth Real Estate Trust	D	6.500%	74,000	1,660,828	1,517,740
Corporate Office Properties Trust	L	7.375%	26,000	650,330	612,040
Cubesmart	A	7.750%	2,000	52,153	50,300
Digital Realty Trust Inc.	E	7.000%	4,000	100,000	86,840
Digital Realty Trust Inc.	F	6.625%	2,000	44,870	41,160
Dupont Fabros Technology, Inc.	A	7.875%	26,412	657,703	632,303
Dupont Fabros Technology, Inc.	B	7.625%	20,000	500,000	455,400
EPR Properties	F	6.625%	20,000	472,680	423,800
Equity Lifestyle Properties	C	6.750%	2,000	46,885	46,200
General Growth Properties	A	6.375%	10,000	250,000	201,500
Glimcher Realty	I	6.875%	39,738	964,267	858,341
Istar Financial, Inc.	D	8.000%	26,600	636,609	635,447
Istar Financial, Inc.	E	7.875%	38,342	851,903	896,819
Istar Financial, Inc.	I	7.500%	59,600	1,325,647	1,363,648
Kilroy Realty Corp.	G	6.875%	34,948	844,770	766,410
Kilroy Realty Corp.	H	6.380%	10,000	235,486	205,700
Kimco Realty	I	6.000%	2,000	43,026	41,740
Kite Realty Group Trust	A	8.250%	50,000	1,227,138	1,262,500
Lasalle Hotel Properties	H	7.500%	40,000	982,589	986,000
Lasalle Hotel Properties	I	6.375%	6,000	124,984	121,080
Lexington Realty Trust	C	6.500%	6,000	247,860	264,900

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value

Pebblebrook Hotel	C	6.500%	19,000	$400,742	$387,062
Pennsylvania Real Estate Trust	A	8.250%	94,000	2,350,885	2,364,852
Pennsylvania Real Estate Trust	B	7.375%	40,000	1,000,000	949,200
Retail Properties of America	A	7.000%	20,000	481,949	421,600
SL Green Realty Corp.	I	6.500%	20,000	460,169	426,200
Stag Industrial, Inc.	A	9.000%	9,000	224,885	239,040
Stag Industrial, Inc.	B	6.625%	20,100	470,007	418,683
Summit Hotel Properties, Inc	B	7.875%	20,000	500,000	477,002
Sun Communities, Inc.	A	7.125%	45,000	1,117,377	1,059,750
Taubman Centers	K	6.250%	11,000	228,009	218,932
Terreno Realty Corp.	A	7.750%	20,300	507,791	497,350
Urstadt Biddle Properties, Inc.	F	7.125%	30,421	756,305	700,596
Vornado Realty Trust	D	7.875%	4,000	96,114	103,960
Total Preferred Stock				$25,057,972	$24,536,942

Common Stock:
Getty Realty Corp.			100,000	$ 1,886,332	$1,837,000
Gladstone Commercial Corp.			60,000	1,031,950	1,078,200
Government Properties Income Trust			110,000	2,664,307	2,733,500
Mack-Cali Realty Group			75,000	1,824,903	1,611,000
Monmouth Real Estate Investment Corp. (1)			1,875,147	15,491,475	17,045,082
Nobility Homes			20,000	158,200	180,200
Parkway Properties, Inc.			10,000	134,799	192,900
Select Income Real Estate Investment Trust			340,973	8,976,023	9,117,618
Urstadt Biddle Properties, Inc.			50,000	912,243	922,500
Total Common Stock				33,080,232	34,718,000

Total Securities Available for Sale				$58,138,204	$59,254,942

(1)  Related entity – See Note 8.

The following is a listing of securities available for sale at December 31, 2012:

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value
Equity Securities:
Preferred Stock:
American Land Lease, Inc.	A	7.750%	46,200	$397,547	$1,113,420
Ashford Hospitality Trust	E	9.000%	21,600	540,021	578,880
Ashford Hospitality Trust	A	8.550%	10,000	251,205	252,500
Campus Crest	A	8.000%	10,000	250,000	259,200
CapLease Inc.	A	8.125%	14,000	293,473	350,700
CapLease Inc.	B	8.375%	48,000	1,200,752	1,257,120
CBL & Associates Properties	D	7.375%	3,000	68,126	75,150
Cedar Realty Trust Inc.	A	8.875%	2,268	56,976	57,403
Cedar Realty Trust Inc.	B	7.250%	20,370	483,594	498,054
Chesapeake Lodging	A	7.750%	20,000	500,000	529,000
Corporate Office Properties Trust	L	7.375%	20,000	502,800	502,800
Cousins Properties	B	7.500%	3,500	82,146	87,570
Digital Realty Trust Inc.	E	7.000%	4,000	100,000	106,680
Dupont Fabros Technology, Inc.	A	7.875%	26,412	657,703	703,877
Dupont Fabros Technology, Inc.	B	7.625%	20,000	500,000	531,380
EPR Properties	F	6.625%	10,000	250,000	246,000
Commonwealth REIT	D	6.500%	35,000	431,643	807,800
Istar Financial, Inc.	I	7.500%	10,500	190,597	228,375
Istar Financial, Inc.	D	8.000%	1,500	30,756	33,495
Istar Financial, Inc.	E	7.875%	11,000	203,221	243,430
Kilroy Realty Corp	G	6.875%	20,000	500,000	518,200
Kite Realty Group Trust	A	8.250%	62,000	1,527,328	1,590,300
Lasalle Hotel Properties	H	7.500%	32,000	784,172	824,000
Lexington Realty Trust	C	6.500%	6,000	247,860	284,701
Lexington Realty Trust	D	7.750%	1,500	36,329	37,650
MPG Office Trust, Inc.	A	7.625%	12,000	13,560	253,200
Parkway Properties, Inc.	D	8.000%	13,400	331,241	335,243
Pennsylvania Real Estate Trust	A	8.250%	94,000	2,350,885	2,470,320
Pennsylvania Real Estate Trust	B	7.375%	40,000	1,000,000	1,010,940
Retail Properties of America	A	7.000%	10,000	250,000	246,500
Stag Industrial, Inc.	A	9.000%	9,000	224,885	242,595
Summit Hotel Properties, Inc	B	7.875%	20,000	500,000	506,200
Sun Communities, Inc.	A	7.125%	20,000	500,000	501,998
Terreno Realty Corp.	A	7.750%	20,000	500,000	518,600
Urstadt Biddle Properties, Inc.	F	7.125%	15,000	375,000	389,370
Vornado Realty Trust	D	7.875%	4,000	96,112	108,319
Total Preferred Stock				$16,227,932	$18,300,970

Common Stock:
Getty Realty Corp.			135,700	$ 2,833,601	$2,450,742
Gladstone Commercial Corp.			80,500	1,404,133	1,444,975
Government Properties Income Trust			30,000	681,529	719,100
Commonwealth REIT			300,000	5,523,942	4,752,000
Mack-Cali Realty Group			40,000	1,103,392	1,044,400
Medical Properties Trust Inc			67,000	630,427	801,320
Monmouth Real Estate Investment Corp. (1)			1,767,147	14,521,198	18,307,641
Nobility Homes			20,000	158,200	98,000
Omega Healthcare REIT Investors			45,000	746,936	1,073,250
One Liberty Properties, Inc.			30,000	446,025	608,700

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value

Parkway Properties, Inc.			10,000	134,799	139,900
Pennsylvania Real Estate Investment Trust			140,000	$1,460,129	$2,469,600
Select Income Real Estate Investment Trust			132,387	3,204,612	3,279,226
Senior Housing Properties Trust			60,000	1,291,280	1,418,400
Urstadt Biddle Properties, Inc.			21,200	343,350	417,216
Total Common Stock				$34,483,553	$39,024,470

Total Securities Available for Sale				$50,711,485	$57,325,440

(1)  Related entity – See Note 8.

As of December 31, 2013, the Company had 34 securities that had unrealized losses.  The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.  The following is a summary of temporarily impaired securities at December 31, 2013:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$16,046,133	($1,178,316)	$ -0-	$ -0-
Common Stock	3,448,000	(263,235)	-0-	-0-

Total	$19,494,133	($1,441,551)	$-0-	$ -0-

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

27	$15,690,469	($918,603)	Less than or equal to 10%
7	3,803,664	(522,948)	Less than or equal to 20%

34	$19,494,133	($1,441,551)

The Company has determined that these securities are temporarily impaired as of December 31, 2013.  The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.  The Company had total net unrealized gains on its securities portfolio of $1,116,738 as of December 31, 2013.

During the years ended December 31, 2013, 2012 and 2011, the Company received proceeds of $18,981,468, $16,159,894 and $5,263,695, on sales or redemptions of securities available for sale, respectively.  The Company recorded the following Gain (Loss) on Sale of Securities Transactions, net:

	2013	2012	2011

Gross realized gains	$4,284,934	$4,092,585	$2,692,649
Gross realized losses	(229,122)	-0-	-0-
Impairment loss	-0-	-0-	-0-

Total Gains realized on Sale of Securities Transactions, net	$4,055,812	$4,092,585	$2,692,649

As of December 31, 2013, 2012 and 2011, the securities portfolio had net unrealized holding gains of $1,116,738, $6,613,956 and $2,461,305, respectively.

The Company had margin loan balances of $18,574,228 and $-0- at December 31, 2013 and 2012, respectively, which were collateralized by the Company’s securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company may purchase securities on margin.  The interest rates charged on the margin loans at December 31, 2013 and 2012 was 2%.  These margin loans are due on demand.  At December 31, 2013 and 2012, respectively, the margin loans amounted to $18,574,228 and $-0-, respectively, and are collateralized by the Company’s securities portfolio.  The Company must maintain a coverage ratio of approximately 2 times.

The Company has revolving credit agreements totaling $13,500,000 with GE Commercial Distribution Finance Corporation (GE), Customers Bank, Northpoint Commercial Finance and 21st Mortgage Corporation to finance inventory purchases.  Interest rates on these agreements range from prime with a minimum of 6% to prime plus 2% with a minimum of 8% after 18 months.  As of December 31, 2013 and 2012, the total amount outstanding on these lines was $5,624,569 and $5,521,406, respectively.

The Company has a revolving line of credit with Sun National Bank secured by the Company's eligible notes receivables.  The maximum availability on this line is $10,000,000.  Interest was at the prime rate through April 1, 2011.  This revolving line of credit had a maturity date of April 1, 2011 but was modified and extended during 2011.  The interest rate was modified from prime to LIBOR plus 350 basis points.  Advances were increased from 50% of eligible notes receivables secured by manufactured home loans to 60%.  As of December 31, 2013 and 2012, the amount outstanding on this revolving line of credit was $4,920,199.  As of December 31, 2013 and 2012, the interest rates were 3.67% and 3.73%, respectively.  This revolving line of credit expires on June 30, 2014.

Unsecured Lines of Credit

On March 29, 2013, the Company entered into a new $35 million Unsecured Revolving Credit Facility with Bank of Montreal (“Credit Facility”).  The Company has the ability to increase the borrowing capacity by an amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement. The maturity date of the Credit Facility is March 29, 2016 with a one year extension available at the Company’s option.  Borrowings under the Credit Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness.  Borrowings will bear interest at the Company’s option of LIBOR plus 2.00% to 2.75% or BMO’s prime lending rate plus 1.00% to 1.75%, based on the Company’s overall leverage.  Based on the current leverage ratio, interest on this borrowing is at LIBOR plus 225 basis points which was 2.42% as of December 31, 2013.  The Company incurs a fee on the unused commitment amount of up to 0.35% per annum.  The Credit Facility replaces the Company’s former $5.0 million unsecured line of credit, which was at an interest rate of LIBOR plus 375 basis points.  As of December 31, 2013, the amount outstanding on the Credit Facility was $20,000,000.  There were no amounts outstanding as of December 31, 2012 or 2011 on the Company’s previous unsecured line of credit.

Mortgages Payable

The following is a summary of mortgages payable:

	At December 31, 2013		Balance at December 31,
Property	Due Date	Interest Rate	2013	2012

Allentown and Clinton Mobile Home Resort	02/01/17	LIBOR + 3.25%	$10,799,401	$11,112,757
Cedarcrest	04/01/21	5.125%	9,124,838	9,275,010
Cranberry Village	12/01/18	6.8%	-0-	2,894,029
D & R Village and Waterfalls Village	02/27/15	LIBOR + 2.25%	7,089,610	7,376,497
Fairview Manor	02/01/17	5.785%	10,345,239	10,539,333
Forest Park Village	12/01/18	6.8%	-0-	2,894,029
Heather Highlands	08/28/18	Prime + 1.0%	1,288,149	1,573,968
Highland Estates	09/01/17	6.175%	9,578,574	9,738,702
Oxford Village	01/01/20	5.94%	7,527,426	7,694,260
Somerset Estates and Whispering Pines	02/26/19	4.89%	891,382	1,044,107
Southwind Village	01/01/20	5.94%	6,012,690	6,145,953
Suburban Estates and Sunny Acres	06/01/18	4.0%	6,711,306	6,968,277
Twin Oaks	12/01/19	5.75%	2,702,771	2,764,752
Various (5 properties)	01/01/22	4.25%	14,964,116	15,236,831
Various (5 properties)	12/06/22	4.75%	7,675,595	-0-
Various (11 properties)	08/01/17	LIBOR + 3.0%	12,909,520	13,612,847
Various (13 properties)	03/01/23	4.065%	53,019,327	-0-
Total Mortgages	Payable		$160,639,944	$108,871,352

At December 31, 2013 and 2012, mortgages were collateralized by real property with a carrying value of $235,685,401 and $143,383,848, respectively, before accumulated depreciation and amortization.  Interest costs amounting to $247,186, $269,891 and $294,150 were capitalized during 2013, 2012 and 2011, respectively, in connection with the Company’s expansion program.

Recent Transactions

2013

On February 27, 2013, the Company had one mortgage loan due for D&R Village and Waterfalls Village with a balance of approximately $7,400,000.  Under the terms of the loan agreement, this loan may be extended for an additional two years.  Management has extended this loan to February 27, 2015.  Interest during the extension period is at LIBOR plus 225 basis points which was 2.41% as of December 31, 2013.

On March 1, 2013, the Company obtained a $53,760,000 mortgage loan from JP Morgan Chase Bank, N.A. on its 10 community acquisition.  The Company also included 3 additional communities in this mortgage.  Interest on the mortgage loan is fixed at 4.065%. This mortgage loan matures on March 1, 2023.

On April 3, 2013, the Company repaid its mortgages on Cranberry Village and Forest Park Village for a total amount of approximately $5,700,000.  The interest rate on these mortgages was 6.8%.

In June 2013, the Company modified its mortgage on Sunny Acres and Suburban Estates.  The interest rate was reduced from a fixed rate of 6.5% to a fixed rate of 4.0%.  The maturity date was accelerated from June 1, 2020 to June 1, 2018.

On November 6, 2013, the Company assumed a $7,700,000 mortgage on the acquisition of five manufactured home communities.  This mortgage is at a fixed interest rate of 4.75% and matures on December 6, 2022.

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

The aggregate principal payments of all mortgages payable are scheduled as follows:

Year Ended December 31,
2014	$ 4,434,099
2015	11,089,066
2016	4,429,688
2017	42,382,196
2018	7,530,449
Thereafter	90,774,446

Total	$160,639,944

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

On June 13, 2013, the shareholders approved and ratified the Company's 2013 Stock Option and Stock Award Plan (the 2013 Plan) authorizing the grant to officers and key employees of options to purchase up to 3,000,000 shares of common stock. All options are exercisable one year from the date of grant. The option price shall not be below the fair market value at date of grant. If options granted under the Plan expire or terminate for any reason without having been exercised in full, the shares subject to, but not delivered under, such options shall become available for additional option grants under the Plan. This Plan replaced the Company's 2003 Stock Option and Award Plan, as amended, which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired.

The Compensation Committee determines the recipients of restricted stock awards; the number of restricted shares to be awarded; the length of the restricted period of the award; the restrictions applicable to the award including, without limitation, the employment or retirement status of the participant; rules governing forfeiture and restrictions applicable to any sale, assignment, transfer, pledge or other encumbrance of the restricted stock during the restricted period; and the eligibility to share in dividends and other distributions paid to the Company’s stockholders during the restricted period. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant shall be 100,000 shares.

              Unless otherwise provided for in an underlying restricted stock award agreement, if a participant’s status as an employee or director of the Company is terminated by reason of death or disability, the restrictions will lapse on such date.  Unless otherwise provided for in an underlying restricted stock award agreement, the Plan provides that if an individual’s status as an employee or director is terminated by reason of retirement following an involuntary termination (other than for “cause” as defined in the 2013 Plan), the restrictions will generally lapse, unless the restricted stock award is intended to constitute “performance based” compensation for purposes of Section 162(m) of the Internal Revenue Code.   If a participant’s status as an employee or director terminates for any other reason, the Plan provides that a participant will generally forfeit any outstanding restricted stock awards, unless otherwise indicated in the applicable award agreement.  Shares of restricted stock that are forfeited become available again for issuance under the 2013 Plan.  The Compensation Committee has the authority to accelerate the time at which the restrictions may lapse whenever it considers that such action is in the best interests of the Company and of its stockholders, whether by reason of changes in tax laws, a “change in control” as defined in the 2013 Plan or otherwise.

The Company accounts for stock options in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).  For the years ended December 31, 2013, 2012 and 2011, amounts charged to stock compensation expense for stock option expense, which is included in General and Administrative Expenses, totaled $411,017, $69,253 and $74,338, respectively.

Stock Options

During the year ended December 31, 2013, twenty-four employees were granted options to purchase a total of 392,000 shares.  During the year ended December 31, 2012, fifteen employees were granted options to purchase a total of 94,000 shares.  During the year ended December 31, 2011, twelve employees were granted options to purchase a total of 80,000 shares.  The fair value of these options for the years ended December 31, 2013, 2012 and 2011 was approximately $556,000, $87,000 and $81,000, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period.  The remaining unamortized stock option expense was $202,437 as of December 31, 2013, and that amount will be expensed in 2014.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2013	2012	2011

Dividend yield	6.67%	7.08%	7.00%
Expected volatility	32.37%	26.19%	24.81%
Risk-free interest rate	1.96%	1.11%	2.46%
Expected lives	8	8	8
Estimated forfeitures	-0-	-0-	-0-

During the year ended December 31, 2013, no options were exercised.  During the year ended December 31, 2012, options to one employee to purchase a total of 4,000 shares were exercised.  During the year ended December 31, 2011, options to one employee to purchase a total of 10,000 shares were exercised.  During the year ended December 31, 2013, options to ten employees to purchase a total of 84,000 shares expired.  During the year ended December 31, 2012, options to eight employees to purchase a total of 55,000 shares expired.  During the year ended December 31, 2011, options to eight employees to purchase a total of 51,000 shares expired.

A summary of the status of the Company’s stock option plans as of December 31, 2013, 2012 and 2011 and changes during the years then ended are as follows:

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	785,000	$11.71	750,000	$12.03	731,000	$12.33
Granted	392,000	10.08	94,000	11.29	80,000	11.16
Exercised	-0-	-0-	(4,000)	7.56	(10,000)	7.56
Expired	(84,000)	15.51	(55,000)	15.58	(51,000)	15.94
Outstanding at end of year	1,093,000	10.86	785,000	11.71	750,000	12.03
Options exercisable at end of year	701,000		691,000		670,000
Weighted-average fair value of options granted during the year		$1.42		$0.92		$1.01

The following is a summary of stock options outstanding as of December 31, 2013:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

01/09/06	1	44,200		15.62	01/09/14
01/09/06	1	5,800		17.21	01/09/14
07/21/06	9	34,000		15.15	07/21/14
01/03/07	1	44,200		15.51	01/03/15
01/03/07	1	5,800		17.06	01/03/15
07/16/07	12	51,000		14.21	07/16/15
09/20/07	2	7,000		13.19	09/20/15
01/08/08	1	42,300		11.79	01/08/16
01/08/08	1	7,700		12.97	01/08/16
09/25/08	12	43,000		7.55	09/25/16
01/07/09	1	14,000		7.12	01/07/17
01/07/09	1	61,000		6.47	01/07/17
03/03/09	1	3,000		5.42	03/03/17
06/22/09	13	53,000		7.57	06/22/17
01/08/10	1	10,900		9.13	01/08/18
01/08/10	1	14,100		8.30	01/08/18
07/27/10	12	80,000		11.40	07/27/18
08/11/10	1	6,000		11.23	08/11/18
07/05/11	12	80,000		11.16	07/05/19
08/29/12	15	94,000		11.29	08/29/20
02/28/13	1	10,000	*	10.02	02/28/21
06/26/13	24	382,000	*	10.08	06/26/21

		1,093,000

* Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.  The aggregate intrinsic value of options outstanding as of December 31, 2013, 2012 and 2011 was $421,563, $602,653 and $406,673, respectively, of which $421,563, $602,653 and $406,673 relate to options exercisable.  The intrinsic value of options exercised in 2013, 2012 and 2011 was $-0-, $18,000 and $28,200, respectively, determined as of the date of option exercise.  The weighted-average remaining contractual term of the above options was 4.8, 3.9 and 4.1 years as of December 31, 2013, 2012 and 2011, respectively.

Restricted Stock

During 2013, the Company did not award any restricted stock grants.  During 2012 and 2011, the Company awarded restricted stock grants totaling 75,000 shares and 74,000 shares, respectively, to 9 and 10 participants, respectively.  The grant date fair value of restricted stock grants awarded to participants during 2012 and 2011 was $803,700 and $825,840, respectively.  These grants vest over 5 years.  As of December 31, 2013, there remained a total of $1,098,563 of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.7 years.  For the years ended December 31, 2013, 2012 and 2011, amounts charged to stock compensation expense for restricted stock, which is included in General and Administrative Expenses, totaled $439,332, $503,991 and $220,704, respectively.  During 2012, compensation costs included a one-time charge of $123,490 for restricted stock grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2013, 2012 and 2011, and changes during the year ended December 31, 2013, 2012 and 2011 are presented below:

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	187,470	$10.90	130,974	$11.14	62,299	$11.44
Granted	-0-	-0-	75,000	10.72	74,000	11.16
Dividend Reinvested Shares	12,992	9.33	11,470	9.90	7,611	8.98
Vested	(48,170)	(10.90)	(29,974)	(11.10)	(12,936)	(11.36)
Forfeited	(-0-)	(-0-)	(-0-)	(-0-)	(-0-)	(-0-)
Nonvested at end of year	152,292	$10.77	187,470	$10.90	130,974	$11.14

As of December 31, 2013, there were 2,618,000 shares available for grant as stock options or restricted stock under the 2013 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (Plan).  Under this Plan, an employee may elect to defer his/her compensation (up to a maximum of $17,500, annually adjusted) and have it contributed to the Plan.  Employer contributions to the Plan are at the discretion of the Company.  During 2013, 2012 and 2011, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary.  The total expense relating to the Plan, including matching contributions amounted to $162,304, $126,224 and $118,454 in 2013, 2012 and 2011, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are six Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (MREIC).  The Company holds common stock of MREIC in its securities portfolio.  As of December 31, 2013, the Company owns a total of 1,875,147 shares of MREIC common stock, representing 4.0% of the total shares outstanding at December 31, 2013 (See Note 4).

The Company operates in conjunction with MREIC.  Some general and administrative expenses are allocated between the Company and MREIC based on use or services provided, pursuant to a cost sharing arrangement.  Allocations of salaries and benefits are made based on the amount of the employees’ time dedicated to each company.

Salary, Directors’, Management and Legal Fees

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board.  Under this agreement, prior to January 1, 2004, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile.  Additionally, there may be bonuses voted by the Board of Directors.  The Employment Agreement is terminable by either party at any time subject to certain notice requirements.  On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance.  In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly.  On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments.  In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death.  The Employment Agreement automatically renews each year for successive one-year periods.  Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000.  Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years.  On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control,

Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock.  A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company.  This change of control provision shall not apply to any combination between the Company and MREIC.  Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.  During 2011, Mr. Landy was also awarded an Outstanding Leadership Achievement Award in the amount of $250,000 per year for three years.  During 2013, the Board of Directors extended Mr. Landy’s pension benefit for an additional three years, through 2016.  Additionally, Mr. Landy received $37,625, $29,125 and $24,000 for the years ended December 31, 2013, 2012, and 2011, respectively, as a Director.  The firm of Eugene W. Landy received $-0-, $-0- and $17,500 during 2013, 2012, and 2011, respectively, as legal fees.

Effective January 1, 2012, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $378,000 for 2012, $396,900 for 2013 and $416,745 for 2014, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period.  If this increase is not met, the salary increase will be limited to the increase in the consumer price index.  Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy received a restricted stock grant of 25,000 shares in 2012.  In each subsequent calendar year of employment pursuant to the Agreement, restricted stock shall be awarded to Mr. Samuel Landy at the discretion of the Compensation Committee of the Board of Directors.  Mr. Samuel Landy will receive customary fringe benefits, four weeks of vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2012, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $287,385 for 2012, $301,754 for 2013 and $316,841 for 2014, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks of vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.

Effective January 1, 2012, the Company and Allison Nagelberg, General Counsel, entered into a three-year employment agreement, under which Ms. Nagelberg receives an annual base salary of $250,000 for 2012, $262,500 for 2013 and $275,625 for 2014, plus bonuses and customary fringe benefits.  Ms. Nagelberg will also receive four weeks of vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  Pursuant to this employment agreement, the Company will also pay on behalf of Ms. Nagelberg, all tuition and fees associated with her pursuit of an Executive MBA degree, which was completed in 2012.  The Company will reimburse Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  As an alternative to long-term disability, Employee shall have the option to purchase and/or maintain, and be fully reimbursed for, a short-term disability policy on terms to be approved by the Corporation.  In the event of a merger, sale or change of voting control of the Company, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Effective January 1, 2014, Ms. Nagelberg’s employment contract was cancelled and she was employed exclusively by MREIC.

Other Matters

The Company has an employment agreement with a certain executive officer, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits.  The Company has accrued these benefits on a present value basis over the terms of the agreements.   Amounts accrued under these agreements were $600,000 and $509,259 at December 31, 2013 and 2012, respectively.

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

Amounts received, including dividends reinvested of $1,861,987, $1,390,899 and $1,628,507, respectively, and shares issued in connection with the DRIP for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Amounts Received/Dividends
Reinvested	$35,192,639	$18,058,038	$13,938,991
Number of Shares Issued	3,658,010	1,780,043	1,467,214

Preferred Stock

On May 26, 2011, the Company issued 1,338,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) in a direct placement for net proceeds of $31,854,328, after underwriting discounts of $1,054,305 and other expenses, including legal and other professional fees, of $561,367.  MREIC purchased 200,000 shares of Series A Preferred Stock in the offering.  Such shares were purchased by MREIC at the same price as other investors in the offering.  The annual dividend of $2.0625 per share or 8.25% of the $25.00 per share liquidation value are cumulative and payable quarterly in arrears on March 15, June 15, September 15, and December 15.

On April 10, 2012, the Company issued an additional 1,075,000 shares of Series A Cumulative Redeemable Preferred Stock in an underwritten public offering at $25.292, including accrued dividends of $0.292, for net proceeds of approximately $25,700,000, after underwriting discounts of approximately $847,000 and other expenses, including legal and other professional fees of approximately $326,000.

On October 31, 2012, the Company issued an additional 1,250,000 shares of Series A Cumulative Redeemable Preferred Stock in a direct placement at $25.50, including accrued dividends of $0.344, for net proceeds of approximately $30,600,000, after underwriting discounts of approximately $638,000, other expenses, including legal and other professional fees of approximately $258,000.

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

Issuer Purchases of Equity Securities

On January 15, 2014, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. Shares of stock repurchased under the repurchase program will be held as treasury shares.  There have been no purchases under the repurchase program to date.

NOTE 10 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2013, 2012 and 2011:

		2013		2012	2011
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$3,155,607	$0.18	$2,809,868	$0.18	$2,523,564	$0.18
June 30	3,294,938	0.18	2,902,806	0.18	2,595,832	0.18
September 30	3,456,304	0.18	2,954,616	0.18	2,652,386	0.18
December 31	3,656,622	0.18	3,062,506	0.18	2,723,255	0.18

	$13,563,471	$0.72	$11,729,796	$0.72	$10,495,037	$0.72

These amounts do not include the discount on shares purchased through the Company’s Dividend Reinvestment and Stock Purchase Plan.

On January 15, 2014, the Company declared a cash dividend of $0.18 per share to be paid on March 17, 2014 to common shareholders of record February 18, 2014.

Preferred Stock

The following dividends were paid to preferred shareholders during the year ended December 31, 2013, 2012 and 2011:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/16/2013	2/15/2013	3/15/2013	$1,889,147	$0.515625
4/8/2013	5/15/2013	6/17/2013	1,889,147	0.515625
7/1/2013	8/15/2013	9/16/2013	1,889,147	0.515625
10/1/2013	11/15/2013	12/16/2013	1,889,147	0.515625

			$7,556,588	$2.0625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/18/2012	2/15/2012	3/15/2012	$690,319	$0.515625
4/17/2012	5/15/2012	6/15/2012	930,716	0.515625
7/9/2012	8/15/2012	9/17/2012	1,244,616	0.515625
10/1/2012	11/15/2012	12/17/2012	1,459,458	0.515625

			$4,325,109	$2.0625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

7/5/2011	8/15/2011	9/15/2011	$736,341	$0.550000
10/4/2011	11/15/2011	12/15/2011	690,318	0.515625

			$1,426,659	$1.065625

On January 15, 2014, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2013 through February 28, 2014, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 17, 2014 to preferred shareholders of record February 18, 2014.  Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

NOTE 11 – LOSS RELATING TO FLOOD

In May 2011, Memphis Mobile City, a 157-site community in Memphis TN, experienced an unusual flood that swept the region.  All residents of the community were evacuated.  The community remains closed.  We are currently working on plans for the redevelopment of this community as a manufactured home community.  In addition to the loss in rental and related income, we have recorded a loss of $984,701 for the year ended December 31, 2011 for the amount, net of insurance proceeds, for the loss of inventory, rental homes, and disposal and other costs associated with this event.

NOTE 12 – FEDERAL INCOME TAXES

The Company has elected to be taxed as a REIT under the applicable provisions of Section 856 to 860 of  the Internal Revenue Code.  In order to qualify as a REIT, the Company must meet a number of organizational requirements, including a requirement that it currently distributes at least 90% of its adjusted taxable income to its stockholders.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders.  As the Company has and intends to continue to distribute all of its income currently, no provision has been made for income taxes.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Federal Excise Tax

The Company does not have a Federal excise tax liability for the 2013, 2012 and 2011, since it intends to or has distributed all of its annual income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles U.S. GAAP net income to taxable income for the years ended December 31, 2013, 2012, and 2011:

	2013 Estimate (unaudited)	2012 Actual	2011 Actual

U.S. GAAP net income	$5,836,823	$6,474,057	$3,696,263
Add: U.S. GAAP net loss of taxable REIT subsidiary included above	2,746,526	3,081,837	3,135,742
U.S. GAAP net income from REIT operations	8,583,349	9,555,894	6,832,005
Stock compensation expense	850,349	573,244	295,042
Acquisition costs and other book / tax differences, net	1,641,635	(344,027)	(1,418,553)
Taxable income before adjustments	11,075,333	9,785,111	5,708,494
Less: Capital gains	(3,460,000)	(4,146,773)	(1,750,781)
Adjusted taxable income subject to 90% dividend requirement	$7,615,333	$5,638,338	$3,957,713

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2013, 2012, and 2011:

	2013 Estimate (unaudited)	2012 Actual	2011 Actual

Cash dividends paid	$21,120,059	$16,798,495	$11,921,695
Less: Portion designated as capital gains distributions	(3,460,000)	(4,146,773)	(1,750,781)
Less: Return of capital	(10,044,726)	(7,013,384)	(6,213,201)
Dividends paid deduction	$7,615,333	$5,638,338	$3,957,713

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2013, 2012, and 2011:

	2013		2012			2011
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$0.12844	17.84%	$0.07892	10.96%	$0.29090	40.40%
Capital gains	0.05835	8.10%	0.08391	11.65%	0.08205	11.40%
Return of capital	0.53321	74.06%	0.55717	77.39%	0.34705	48.20%
	$0.72	100%	$0.72	100%	$0.72	100%

For the year ended December 31, 2013, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share ($1.41816 taxed as ordinary income and $.64434 taxed as capital gains).  For the year ended December 31, 2012, total distributions paid by the Company for preferred stock, before accrued dividends, amounted to $5,068,697 or $2.0625 per share ($.99966 taxed as ordinary income and $1.06284 taxed as capital gains).

In addition to the above, taxable income from non-REIT activities conducted by S&F, a taxable REIT subsidiary, is subject to federal, state and local income taxes.  Deferred income taxes pertaining to S&F are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.  For the years ended December 31, 2013, 2012 and 2011, S&F had operating losses for financial reporting purposes of $2,746,526, $3,081,837 and $3,135,742, respectively.  Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F.  For the years ended December 31, 2013, 2012 and 2011, S&F recorded $5,000 in federal, state and franchise taxes.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business.  Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City. All homes owned by us were fully restored as were the homes of all residents who elected to make repairs. On May 9, 2011, we were notified that a lawsuit had been filed in the United States District Court for the Western District of

Tennessee on behalf of a purported class of all individuals of Mexican national origin who are current or former residents of Memphis Mobile City. The complaint alleges various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. On September 30, 2012, the magistrate judge ruled that plaintiffs who had signed a security agreement with an arbitration clause would be obligated to arbitrate while the other plaintiffs would not.  The plaintiffs have filed a statement of alleged damages for each member of the purported class.  Plaintiffs have been ordered to submit releases to FEMA so that we might begin to evaluate their damage claims with respect to compensation they may have already received from that federal agency.  Plaintiffs’ counsel notified us in July 2013 that they have filed such releases as to many of the plaintiffs.  On June 25, 2013, in connection with a hearing on our Motion to Dismiss, the court ordered the plaintiffs to amend their Complaint to plead their claims with specificity.  Plaintiffs filed an amended Complaint containing allegations substantially similar to the initial Complaint.  We filed a Motion to Dismiss the amended Complaint which plaintiffs opposed.  We are awaiting a date for oral argument of this motion.  We continue to believe the action to be without merit.  Our insurance company is supporting our defense of this action.  We are working on redeveloping this property as a manufactured home community, using fill from adjacent land that we have purchased in order to comply with current codes.  The adjacent parcel is also slated for manufactured home development upon receipt of appropriate permits.  Redevelopment of these properties will be determined in accordance with market conditions.

The Company has entered into definitive agreements to purchase twelve manufactured home communities with a total of approximately 1,340 developed home sites.  These communities are located in Ohio and Pennsylvania.   The aggregate purchase price of these communities totals approximately $37.2 million.  In conjunction with the purchase of these communities, the Company will assume mortgages totaling approximately $27 million.  Subject to satisfactory due diligence, we anticipate closing this transaction during the first and second quarter of 2014.

In November 2013, the Company entered into an agreement with 21st Mortgage Corporation (21st Mortgage) under which the Company may refer purchasers of homes sold by us to 21st Mortgage to obtain loans to finance their home purchases. We do not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers referred by us under the agreement, and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, we have agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. In addition, we have agreed to waive all site rent that would otherwise be due from 21st Mortgage so long as it owns any homes on which loans were made pursuant to the agreement. This agreement may be terminated by either party with 30 days written notice. As of December 31, 2013, there have been no transactions under this agreement.

In conjunction with the acquisition of certain communities, the Company also agreed to repurchase certain loans made by 21st Mortgage to homeowners in those communities, if those homeowners default on their loans.  The purchase price of each repossessed home is equal to 55% to 100% of the amount under each such loan, subject to certain adjustments.  The total loans subject to repurchase amounted to approximately $4.2 million as of December 31, 2013.  The Company has a deposit of approximately $800,000 with 21st Mortgage regarding these loans.  This deposit is included in Notes and Other Receivables, net.

NOTE 14 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2013 and 2012:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013:
Equity Securities - Preferred Stock	$24,536,942	$24,536,942	$-0-	$-0-
Equity Securities - Common Stock	34,718,000	34,718,000	-0-	-0-
Interest Rate Swap (1)	(39,840)	-0-	(39,840)	-0-
Total	$59,215,102	$59,254,942	$(39,840)	$-0-

December 31, 2012:
Equity Securities - Preferred Stock	$18,300,970	$18,300,970	$-0-	$-0-
Equity Securities - Common Stock	39,024,470	39,024,470	-0-	-0-
Interest Rate Swap (1)	(377,795)	-0-	(377,795)	-0-
Total	$56,947,645	$57,325,440	$(377,795)	$-0-

(1)

Included in accrued liabilities and deposits

In addition to the Company’s investment in Securities Available for Sale at Fair Value, the Company is required to disclose certain information about fair values of financial instruments, as defined in ASC 825-10, Financial Instruments.  Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument.  Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Almost all of the Company’s securities available for sale have quoted market prices.  However, for a portion of the Company's other financial instruments, no quoted market value exists.  Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management).  Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors.  Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model.  Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature.  The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest.  The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.  These fair value measurements fall within level 2 of the fair value hierarchy.  As of December 31, 2013, the fair and carrying value of fixed rate mortgages payable amounted to $127,869,529 and $128,553,264, respectively.  As of December 31, 2012, the fair and carrying value of fixed rate mortgages payable amounted to $85,875,242 and $82,571,781, respectively.  The fair value of mortgages payable is based upon discounted cash flows at current market rates for instruments with similar remaining terms. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities (See Note 1).  Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 15 – SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME (LOSS) INFORMATION

Cash paid for interest during the years ended December 31, 2013, 2012 and 2011 was $8,185,305, $4,715,898 and $4,823,821, respectively.

During the years ended December 31, 2013 and 2012, the Company assumed mortgages totaling approximately $7.7 million and $2.8 million for the acquisition of communities.

During the years ended December 31, 2013, 2012 and 2011, land development costs of $77,562, $85,193 and $79,901, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2013, 2012 and 2011, the Company had dividend reinvestments of $1,861,987, $1,390,899 and $1,628,507, respectively which required no cash transfers.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

NOTE 17 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the 2013 and 2012 acquisitions that have closed.  This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during 2013 and 2012 assuming that the acquisitions had occurred as of January 1, 2012, after giving effect to certain adjustments including (a) rental and related income; (b)  community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions; (e) net income attributable to common shareholders have been reduced by preferred dividends related to the proceeds from capital raising used for property acquisitions.  The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	For the years ended December 31,
	2013	2012

Rental and Related Income	$56,640,000	$54,528,000
Community Operating Expenses	30,759,000	12,198,000
Net Income Attributable to Common Shareholders	5,755,000	1,991,000
Net Income Attributable to Common Shareholders per Share:
Basic	0.31	0.12
Diluted	0.31	0.12

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2013	March 31	June 30	September 30	December 31

Total Income	$13,426,295	$16,097,925	$16,253,966	$16,426,921
Total Expenses	12,240,957	14,196,653	14,935,457	16,636,587
Other Income (Expense) (1)	2,977,034	(229,785)	(600,121)	(524,561)
Net Income	4,149,511	1,619,439	800,877	(733,004)
Net Income (Loss) Attributable
to Common Shareholders	2,260,364	(269,708)	(1,088,270)	(2,622,151)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.13	(0.02)	(0.06)	(0.14)
Diluted	0.13	(0.02)	(0.06)	(0.14)

2012	March 31	June 30	September 30	December 31

Total Income	$10,890,946	$11,144,029	$12,186,668	$12,606,121
Total Expenses	10,143,701	10,692,049	11,617,310	11,761,448
Other Income (Expense) (1)	989,320	1,591,029	846,764	475,169
Net Income	1,749,697	2,019,036	1,405,754	1,299,570
Net Income (Loss) Attributable
to Common Shareholders	1,059,378	1,088,321	161,138	(559,498)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.07	0.07	-0-	(0.03)
Diluted	0.07	0.07	-0-	(0.03)

(1)

Fluctuations are primarily due to the $499,471 bonus payment received in the second quarter of 2012 for rights to drill for oil and gas in one of our communities and to Gain on Sale of Securities Transactions, net.

(2)

Includes loss relating to unusual flood at Memphis Mobile City.

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Allentown	Memphis, TN	$10,799,401	(1)	$250,000	$2,569,101	$6,987,622
Auburn Estates	Orrville, OH	7,675,595	(5)	114,000	1,174,000	-0-
Birchwood Farms	Birch Run, MI	53,019,327	(6)	70,000	2,797,000	185,264
Broadmore Estates	Goshen, IN		(6)	1,120,000	11,136,000	488,834
Brookside Village	Berwick, PA	14,964,116	(2)	372,000	4,776,000	220,190
Brookview Village	Greenfield Ctr, NY	-0-		37,500	232,547	3,253,586
Carsons	Chambersburg, PA	12,909,520	(3)	176,000	2,411,000	56,051
Cedarcrest	Vineland, NJ	9,124,838		320,000	1,866,323	1,816,362
Chambersburg I & II	Chambersburg, PA		(3)	108,000	2,397,000	170,683
Chelsesa	Sayre, PA		(3)	124,000	2,049,000	27,624
City View	Lewistown, PA	-0-		137,000	613,000	416,835
Clinton	Tiffin, OH		(1)	142,000	3,301,800	48,940
Collingwood	Horseheads, NY		(3)	196,000	2,317,500	141,878
Colonial Heights	Wintersville, OH		(6)	67,000	2,383,000	1,144,464
Countryside Estates	Muncie, IN	-0-		174,000	1,926,000	730,451
Countryside Village	Columbia, TN	-0-		394,000	6,916,500	1,546,470
Cranberry Village	Cranberry Twp, PA	-0-		181,930	1,922,931	2,130,669
Crestview	Athens, PA		(3)	188,000	2,258,000	93,602
Cross Keys Village	Duncansville, PA	-0-		60,774	378,093	2,116,271
D&R Village	Clifton Park, NY	7,089,610	(4)	391,724	704,021	2,291,016
Fairview Manor	Millville, NJ	10,345,239		216,000	1,166,517	8,679,046
Forest Creek	Elkhart, IN		(6)	440,000	7,004,000	276,526
Forest Park Village	Cranberry Twp, PA	-0-		75,000	977,225	3,831,435
Frieden Manor	Schuylkill Haven, PA		(3)	643,000	5,293,500	242,066
Green Acres	Chambersburg, PA		(3)	63,000	584,000	1,275
Gregory Courts	Honey Brook, PA		(6)	370,000	1,220,000	12,547
Heather Highlands	Inkerman, PA	1,288,149		572,500	2,151,569	5,012,458
Highland	Elkhart, IN		(6)	510,000	7,084,000	262,128
Highland Estates	Kutztown, PA	9,578,574		145,000	1,695,041	9,589,458
Holiday	Nashville, TN	-0-		1,632,000	5,618,000	604,932
Kinnebrook	Monticello, NY	-0-		235,600	1,402,572	6,770,007
Lake Sherman	Navarre, OH	-0-		290,000	1,457,673	5,530,530
Laurel Woods	Cresson, PA	-0-		432,700	2,070,426	1,994,136
Little Chippewa	Orrville, OH		(5)	113,000	1,135,000	854
Maple Manor	Taylor, PA		(2)	674,000	9,432,800	645,249
Meadowood	New Middletown, OH		(6)	152,000	3,191,000	600,527
Melrose Village	Wooster, OH		(5)	767,000	5,429,000	404
Melrose West	Wooster, OH		(5)	94,000	1,040,000	-0-
Memphis Mobile	Memphis, TN	-0-		78,435	810,477	951,463
Monroe Valley	Jonestown, PA		(3)	114,000	994,000	130,382
Moosic Heights	Avoca, PA		(2)	330,000	3,794,100	221,006
Mountaintop	Narvon, PA		(3)	134,000	1,665,000	154,362
Mountain View	Coxsackie, NY	-0-		1,757,800	-0-	1,359,407

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Oak Ridge Estates	Elkhart, IN		$(6)	$500,000	$7,524,000	$414,594
Oakwood Lake	Tunkhannock, PA		(2)	379,000	1,639,000	174,814
Olmsted Falls	Olmsted Falls, OH	-0-		569,000	3,031,000	370,889
Oxford Village	West Grove, PA	7,527,426		175,000	990,515	1,389,153
Pine Ridge/Manor	Carlisle, PA	-0-		37,540	198,321	5,927,470
Pine Valley Estates	Apollo, PA	-0-		670,000	1,336,600	2,723,260
Pleasant View Estates	Bloomsburg, PA		(2)	282,000	2,174,800	436,817
Port Royal Village	Belle Vernon, PA	-0-		150,000	2,491,796	8,249,798
River Valley Estates	Marion, OH	-0-		236,000	785,293	4,695,899
Rolling Hills Estates	Carlisle, PA	-0-		301,000	1,419,013	37,526
Sandy Valley Estates	Magnolia, OH	-0-		270,000	1,941,430	5,063,379
Shady Hills	Nashville, TN	-0-		337,000	3,379,000	973,116
Somerset/Whispering	Somerset, PA	891,382		1,485,000	2,050,400	5,147,022
Southern Terrace	Columbiana, OH		(6)	63,000	3,387,000	126,362
Southwind Village	Jackson, NJ	6,012,690		100,095	602,820	2,449,632
Spreading Oaks	Athens, OH	-0-		67,000	1,326,800	1,599,747
Suburban Estates	Greensburg, PA	6,711,306	(7)	299,000	5,837,272	395,564
Sunny Acres	Somerset, PA		(7)	287,000	6,113,528	155,305
Sunnyside	Eagleville, PA		(6)	450,000	2,674,000	23,132
Trailmont	Goodlettsville, TN	-0-		411,000	1,867,000	978,908
Twin Oaks I & II	Olmsted Falls, OH	2,702,771		823,000	3,527,000	579,415
Twin Pines	Goshen, IN		(6)	650,000	6,307,000	275,766
Valley View-I	Ephrata, PA		(3)	191,000	4,359,000	78,567
Valley View-II	Ephrata, PA		(3)	72,000	1,746,000	1,035
Valley View-Danboro	Doylestown, PA		(6)	2,650,000	8,266,000	(49,595)
Valley View-HB	Honey Brook, PA		(6)	1,380,000	5,348,000	18,245
Waterfalls Village	Hamburg, NY		(4)	424,000	3,812,000	2,127,707
Weatherly Estates	Lebanon, TN	-0-		1,184,000	4,034,480	3,806,569
Woodland Manor	West Monroe, NY	-0-		77,000	841,000	1,185,676
Woodlawn Village	Eatontown, NJ	-0-		157,421	280,749	909,735
Wood Valley	Caledonia, OH	-0-		260,000	1,753,206	3,156,015
Youngstown Estates	Youngstown, NY		(5)	269,000	1,606,000	2,122

		$160,639,944		$29,669,019	$211,994,739	$124,160,654

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/13
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Allentown	Memphis, TN	$480,000	$9,326,723	$9,806,723	$4,102,482
Auburn Estates	Orrville, OH	114,000	1,174,000	1,288,000	7,253
Birchwood Farms	Birch Run, MI	70,000	2,982,264	3,052,264	105,779
Broadmore Estates	Goshen, IN	1,120,000	11,624,834	12,744,834	383,184
Brookside Village	Berwick, PA	372,000	4,996,190	5,368,190	542,690
Brookview Village	Greenfield Ctr, NY	122,865	3,400,769	3,523,634	1,847,750
Carsons	Chambersburg, PA	176,000	2,467,051	2,643,051	125,621
Cedarcrest	Vineland, NJ	408,206	3,594,479	4,002,685	2,517,291
Chambersburg I & II	Chambersburg, PA	108,000	2,567,683	2,675,683	125,514
Chelsesa	Sayre, PA	124,000	2,076,624	2,200,624	106,142
City View	Lewistown, PA	137,000	1,029,835	1,166,835	59,522
Clinton	Tiffin, OH	142,000	3,350,740	3,492,740	272,979
Collingwood	Horseheads, NY	196,000	2,459,378	2,655,378	122,132
Colonial Heights	Wintersville, OH	67,000	3,527,464	3,594,464	145,321
Countryside Estates	Muncie, IN	174,000	2,656,451	2,830,451	163,583
Countryside Village	Columbia, TN	394,000	8,462,970	8,856,970	770,042
Cranberry Village	Cranberry Twp, PA	181,930	4,053,600	4,235,530	2,375,871
Crestview	Athens, PA	188,000	2,351,602	2,539,602	118,198
Cross Keys Village	Duncansville, PA	60,774	2,494,364	2,555,138	949,609
D&R Village	Clifton Park, NY	391,724	2,995,037	3,386,761	1,630,167
Fairview Manor	Millville, NJ	2,534,892	7,526,671	10,061,563	4,028,517
Forest Creek	Elkhart, IN	440,000	7,280,526	7,720,526	254,661
Forest Park Village	Cranberry Twp, PA	75,000	4,808,660	4,883,660	2,288,396
Frieden Manor	Schuylkill Haven, PA	643,000	5,535,566	6,178,566	279,769
Green Acres	Chambersburg, PA	63,000	585,275	648,275	30,096
Gregory Courts	Honey Brook, PA	370,000	1,232,547	1,602,547	38,219
Heather Highlands	Inkerman, PA	572,500	7,164,027	7,736,527	3,745,355
Highland	Elkhart, IN	510,000	7,346,128	7,856,128	251,677
Highland Estates	Kutztown, PA	404,239	11,025,260	11,429,499	4,913,520
Holiday	Nashville, TN	1,632,000	6,222,932	7,854,932	166,031
Kinnebrook	Monticello, NY	352,972	8,055,206	8,408,178	3,480,802
Lake Sherman	Navarre, OH	290,000	6,988,203	7,278,203	2,607,441
Laurel Woods	Cresson, PA	432,700	4,064,562	4,497,262	1,384,271
Little Chippewa	Orrville, OH	113,000	1,135,854	1,248,854	3,454
Maple Manor	Taylor, PA	674,000	10,078,049	10,752,049	1,093,007
Meadowood	New Middletown, OH	152,000	3,791,527	3,943,527	195,700
Melrose Village	Wooster, OH	767,000	5,429,404	6,196,404	16,495
Melrose West	Wooster, OH	94,000	1,040,000	1,134,000	3,152
Memphis Mobile	Memphis, TN	335,935	1,504,440	1,840,375	1,136,878
Monroe Valley	Jonestown, PA	114,000	1,124,382	1,238,382	55,954
Moosic Heights	Avoca, PA	330,000	4,015,106	4,345,106	437,342
Mountaintop	Narvon, PA	134,000	1,819,362	1,953,362	87,593
Mountain View	Coxsackie, NY	2,218,800	898,407	3,117,207	107,530

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/13
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Oak Ridge Estates	Elkhart, IN	$500,000	$7,938,594	$8,438,594	$279,650
Oakwood Lake	Tunkhannock, PA	379,000	1,813,814	2,192,814	197,704
Olmsted Falls	Olmsted Falls, OH	569,000	3,401,889	3,970,889	128,748
Oxford Village	West Grove, PA	155,000	2,399,668	2,554,668	1,812,334
Pine Ridge/Manor	Carlisle, PA	145,473	6,017,859	6,163,332	1,943,809
Pine Valley Estates	Apollo, PA	732,089	3,997,771	4,729,860	1,707,088
Pleasant View Estates	Bloomsburg, PA	282,000	2,611,617	2,893,617	263,393
Port Royal Village	Belle Vernon, PA	505,000	10,386,594	10,891,594	4,895,376
River Valley Estates	Marion, OH	236,000	5,481,192	5,717,192	2,619,902
Rolling Hills Estates	Carlisle, PA	301,000	1,456,539	1,757,539	16,958
Sandy Valley Estates	Magnolia, OH	270,000	7,004,809	7,274,809	3,649,839
Shady Hills	Nashville, TN	337,000	4,352,116	4,689,116	375,156
Somerset/Whispering	Somerset, PA	1,488,600	7,193,822	8,682,422	1,931,779
Southern Terrace	Columbiana, OH	63,000	3,513,362	3,576,362	167,820
Southwind Village	Jackson, NJ	100,095	3,052,452	3,152,547	1,797,560
Spreading Oaks	Athens, OH	67,000	2,926,547	2,993,547	1,140,247
Suburban Estates	Greensburg, PA	299,000	6,232,836	6,531,836	770,224
Sunny Acres	Somerset, PA	287,000	6,268,833	6,555,833	813,402
Sunnyside	Eagleville, PA	450,000	2,697,132	3,147,132	81,736
Trailmont	Goodlettsville, TN	411,000	2,845,908	3,256,908	237,420
Twin Oaks I & II	Olmsted Falls, OH	823,000	4,106,415	4,929,415	153,411
Twin Pines	Goshen, IN	650,000	6,582,766	7,232,766	207,135
Valley View-I	Ephrata, PA	191,000	4,437,567	4,628,567	228,610
Valley View-II	Ephrata, PA	72,000	1,747,035	1,819,035	89,980
Valley View-Danboro	Doylestown, PA	2,650,000	8,216,405	10,866,405	250,580
Valley View-HB	Honey Brook, PA	1,380,000	5,366,245	6,746,245	176,825
Waterfalls Village	Hamburg, NY	424,000	5,939,707	6,363,707	2,682,069
Weatherly Estates	Lebanon, TN	1,184,000	7,841,049	9,025,049	1,588,498
Woodland Manor	West Monroe, NY	77,000	2,026,676	2,103,676	578,668
Woodlawn Village	Eatontown, NJ	135,420	1,212,485	1,347,905	573,772
Wood Valley	Caledonia, OH	260,000	4,909,221	5,169,221	1,994,158
Youngstown Estates	Youngstown, NY	269,000	1,608,121	1,877,121	4,902

		$33,973,214	$331,851,198	$365,824,412	$76,435,743

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside Village	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview Village	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Cedarcrest	Vineland, NJ	1973	1986	27.5
Chambersburg I & II	Chambersburg, PA	1955	2012	5 to 27.5
Chelsesa	Sayre, PA	1972	2012	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry Village	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Athens, PA	1964	2012	5 to 27.5
Cross Keys Village	Duncansville, PA	1961	1979	5 to 27.5
D&R Village	Clifton Park, NY	1972	1978	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park Village	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
Highland	Elkhart, IN	1969	2013	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Holiday	Nashville, TN	1967	2013	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	27.5
Memphis Mobile	Memphis, TN	1955	1985	27.5
Monroe Valley	Jonestown, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mountaintop	Narvon, PA	1972	2012	5 to 27.5
Mountain View	Coxsackie, NY	N/A	2005	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Oak Ridge Estates	Elkhart, IN	1990	2013	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Falls, OH	1953/1970	2012	27.5
Oxford Village	West Grove, PA	1971	1974	5 to 27.5
Pine Ridge/Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley Estates	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View Estates	Bloomsburg, PA	1960's	2010	5 to 27.5
Port Royal Village	Belle Vernon, PA	1973	1983	5 to 27.5
River Valley Estates	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Sandy Valley Estates	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	27.5
Southern Terrace	Columbiana, OH	1983	2012	27.5
Southwind Village	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks I & II	Olmsted Falls, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5
Valley View-I	Ephrata, PA	1961	2012	5 to 27.5
Valley View-II	Ephrata, PA	1999	2012	5 to 27.5
Valley View-Danboro	Doylestown, PA	1959	2013	5 to 27.5
Valley View-HB	Honey Brook, PA	1970	2013	5 to 27.5
Waterfalls Village	Hamburg, NY	prior to 1980	1997	5 to 27.5
Weatherly Estates	Lebanon, TN	1997	2006	5 to 27.5
Woodland Manor	West Monroe, NY	prior to 1980	2003	5 to 27.5
Woodlawn Village	Eatontown, NJ	1964	1978	5 to 27.5
Wood Valley	Caledonia, OH	prior to 1980	1996	5 to 27.5
Youngstown Estates	Youngstown, NY	1963	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(1)

Represents one mortgage note payable secured by two properties.

(2)

Represents one mortgage note payable secured by five properties.

(3)

Represents one mortgage note payable secured by eleven properties.

(4)

Represents one mortgage note payable secured by two properties.

(5)

Represents one mortgage note payable secured by five properties.

(6)

Represents one mortgage not payable secured by thirteen properties.

(7)

Represents one mortgage note payable secured by two properties.

(8)

Reconciliation

	/----------FIXED ASSETS-----------/
	12/31/13	12/31/12	12/31/11

Balance – Beginning of Year	$253,490,055	$191,252,542	$168,590,072

Additions:
Acquisitions	88,211,013	47,376,000	17,498,300
Improvements	26,041,264	16,121,717	5,935,642
Total Additions	114,252,277	63,497,717	23,433,942

Deletions	(1,917,920)	(1,260,204)	(771,472)

Balance – End of Year	$365,824,412	$253,490,055	$191,252,542

	/-----ACCUMULATED DEPRECIATION-----/
	12/31/13	12/31/12	12/31/11

Balance – Beginning of Year	$65,658,602	$58,994,093	$53,950,873

Additions:
Depreciation	11,318,194	6,869,251	5,273,809
Total Additions	11,318,194	6,869,251	5,273,809

Deletions	(541,053)	(204,742)	(230,589)

Balance – End of Year	$76,435,743	$65,658,602	$58,994,093

(9)

The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:  /s/Eugene W. Landy

EUGENE W. LANDY

Chairman of the Board

Dated:        March 11, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chairman of the Board	March 11, 2014

/s/Samuel A. Landy SAMUEL A. LANDY	President, Chief Executive Officer and Director	March 11, 2014

/s/Anna T. Chew ANNA T. CHEW	Vice President, Chief Financial and Accounting Officer, Treasurer and Director	March 11, 2014

/s/Jeffrey A. Carus JEFFREY A. CARUS	Director	March 11, 2014

/s/Matthew Hirsch MATTHEW HIRSCH	Director	March 11, 2014

/s/Michael P. Landy MICHAEL P. LANDY	Director	March 11, 2014

/s/Stuart Levy STUART LEVY	Director	March 11, 2014

/s/James E. Mitchell JAMES E. MITCHELL	Director	March 11, 2014

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 11, 2014

/s/Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 11, 2014