Form 10-Q
period 2014-03-31
UMH PROPERTIES, INC.
filed 2014-05-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of May 1, 2014
Common Stock, $.10 par value per share	21,908,506
1

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

- ASSETS -	March 31, 2014 (Unaudited)	December 31, 2013

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 35,992,214	$ 33,973,214
Site and Land Improvements	277,507,325	256,830,234
Buildings and Improvements	16,049,613	13,273,690
Rental Homes and Accessories	67,387,063	61,747,274
Total Investment Property	396,936,215	365,824,412
Equipment and Vehicles	11,344,339	11,130,719
Total Investment Property and Equipment	408,280,554	376,955,131
Accumulated Depreciation	(88,039,015)	(84,655,017)
Net Investment Property and Equipment	320,241,539	292,300,114

OTHER ASSETS
Cash and Cash Equivalents	7,760,761	7,615,143
Securities Available for Sale	60,700,743	59,254,942
Inventory of Manufactured Homes	12,106,353	13,786,041
Notes and Other Receivables, net	26,411,677	26,019,725
Unamortized Financing Costs	2,252,603	2,128,006
Prepaid Expenses and Other Assets	873,323	1,182,850
Land Development Costs	5,792,652	5,693,153
Total Other Assets	115,898,112	115,679,860

TOTAL ASSETS	$436,139,651	$407,979,974

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	March 31, 2014 (Unaudited)	December 31, 2013

LIABILITIES:
MORTGAGES PAYABLE	$ 177,641,068	$ 160,639,944

OTHER LIABILITIES
Accounts Payable	1,756,806	1,628,713
Loans Payable	53,623,283	49,118,996
Accrued Liabilities and Deposits	3,832,246	3,852,799
Tenant Security Deposits	2,418,070	2,153,785
Total Other Liabilities	61,630,405	56,754,293
Total Liabilities	239,271,473	217,394,237

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 3,663,800 shares authorized, issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	91,595,000	91,595,000
Common Stock – $0.10 par value per share, 42,000,000 shares authorized, 21,675,375 and 20,769,892 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2,167,538	2,076,989
Excess Stock - $0.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	104,544,659	96,504,643
Accumulated Other Comprehensive Income	4,403,327	1,076,898
Accumulated Deficit	(5,842,346)	(667,793)
Total Shareholders’ Equity	196,868,178	190,585,737

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,139,651	$407,979,974

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND 2013

	THREE MONTHS ENDED
	2014	2013

INCOME:
Rental and Related Income	$14,846,776	$11,642,186
Sales of Manufactured Homes	1,002,405	1,784,109
Total Income	15,849,181	13,426,295

EXPENSES:
Community Operating Expenses	8,287,609	5,947,365
Cost of Sales of Manufactured Homes	766,379	1,522,532
Selling Expenses	720,679	508,902
General and Administrative Expenses	1,519,923	1,215,236
Franchise Taxes	84,000	66,000
Acquisition Costs	285,179	591,068
Depreciation Expense	3,437,672	2,389,854
Total Expenses	15,101,441	12,240,957

OTHER INCOME (EXPENSE):
Interest Income	547,243	538,132
Dividend Income	1,059,465	850,793
Gain on Sales of Securities Transactions, net	508,403	3,310,028
Other Income	52,687	29,080
Interest Expense	(2,208,125)	(1,679,809)
Amortization of Financing Costs	(116,580)	(71,190)
Total Other Income (Expense)	(156,907)	2,977,034

Income before Loss on Sales of Investment Property and Equipment	590,833	4,162,372
Loss on Sales of Investment Property and Equipment	(22,644)	(12,861)
Net Income	568,189	4,149,511
Less: Preferred Dividend	1,889,147	1,889,147
Net Income (Loss) Attributable to Common Shareholders	$(1,320,958)	$2,260,364

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND 2013

	THREE MONTHS ENDED
	2014	2013

Basic Income Per Share:

Net Income	$0.03	$0.24
Less: Preferred Dividend	0.09	0.11
Net Income (Loss) Attributable to Common Shareholders	$(0.06)	$0.13

Diluted Income Per Share:

Net Income	$0.03	$0.24
Less: Preferred Dividend	0.09	0.11
Net Income (Loss) Attributable to Common Shareholders	$(0.06)	$0.13

Weighted Average Common Shares Outstanding:

Basic	21,261,375	17,441,001
Diluted	21,307,103	17,501,510

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND 2013

	THREE MONTHS ENDED
	2014	2013

Net Income	$568,189	$4,149,511

Other Comprehensive Income:
Unrealized Holding Gain Arising During the Period	3,830,344	4,933,341
Reclassification Adjustment for Net Gains Realized in Income	(508,403)	(3,310,028)
Change in Fair Value of Interest Rate Swap Agreements	4,488	52,099

Comprehensive Income	3,894,618	5,824,923
Less: Preferred Dividend	(1,889,147)	(1,889,147)

Comprehensive Income Attributable to Common Shareholders	$2,005,471	$3,935,776

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$568,189	$4,149,511
Non-Cash Adjustments:
Depreciation	3,437,672	2,389,854
Amortization of Financing Costs	116,580	71,190
Stock Compensation Expense	223,797	132,580
Increase in Provision for Uncollectible Notes and Other Receivables	213,776	147,205
Gain on Sales of Securities Transactions, net	(508,403)	(3,310,028)
Loss on Sales of Investment Property and Equipment	22,644	12,861

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	1,679,688	98,667
Notes and Other Receivables	(605,728)	(1,756,702)
Prepaid Expenses and Other Assets	309,527	(468,158)
Accounts Payable	128,093	104,722
Accrued Liabilities and Deposits	(16,065)	(451,141)
Tenant Security Deposits	264,285	557,884
Net Cash Provided by Operating Activities	5,834,055	1,678,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(6,837,261)	(67,500,000)
Purchase of Investment Property and Equipment	(6,564,391)	(5,534,035)
Proceeds from Sales of Assets	112,650	167,403
Additions to Land Development	(99,499)	(190,195)
Purchase of Securities Available for Sale	(1,153,766)	(2,018,694)
Proceeds from Sales of Securities Available for Sale	3,538,309	15,239,333
Net Cash Used in Investing Activities	(11,003,958)	(59,836,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	-0-	53,760,000
Net Proceeds on short term borrowing	4,504,287	1,700,580
Principal Payments of Mortgages and Loans	(1,111,615)	(888,874)
Financing Costs on Debt	(241,177)	(704,190)
Proceeds from Issuance of Common Stock, net of reinvestments	7,454,456	6,444,772
Preferred Dividends Paid	(1,889,147)	(1,889,147)
Common Dividends Paid, net of reinvestments	(3,401,283)	(2,814,591)
Net Cash Provided by Financing Activities	5,315,521	55,608,550

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	145,618	(2,549,193)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	7,615,143	11,035,824
CASH AND CASH EQUIVALENTS-END OF PERIOD	$7,760,761	$8,486,631

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates eighty-two manufactured home communities containing approximately 14,500 developed home sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company also invests in securities of other Real Estate Investment Trusts (REITs).

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $223,797 and $132,580 have been recognized for the three months ended March 31, 2014 and 2013, respectively.

On January 15, 2014, the Company awarded to Samuel A. Landy a restricted stock award of 25,000 shares in accordance with his employment agreement. The grant date fair value of this restricted stock grant was $232,750. This grant vests over 5 years.

As of March 31, 2014, there were options outstanding to purchase 1,043,000 shares. There were 2,593,000 shares available for grant under the 2013 Stock Option and Stock Award Plan, as amended. During the three months ended March 31, 2014, options to one employee to purchase a total of 50,000 shares expired. The aggregate intrinsic value of options outstanding as of March 31, 2014 was $493,203. As of March 31, 2013, there were options outstanding to purchase 745,000 shares and 558,188 shares were available for grant under the Company’s 2003 Stock Option and Stock Award Plan, as amended.

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

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 3/31/14
Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$10,721,062
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$12,726,571

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage. The interest rate swap agreements are net settled monthly. The Company has designated these derivatives as cash flow hedges and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets. To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of March 31, 2014 and December 31, 2013, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges. As a result, the fair value of these derivatives of $(35,352) and $(39,840), respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with earlier adoption permitted. The Company has decided to early adopt this standard effective with the interim period beginning January 1, 2014. Management believes that the adoption of ASU No. 2014-08 will not have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the statement presentation for the current periods.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Common stock equivalents resulting from stock options in the amount of 45,728 and 60,509 shares for the three months ended March 31, 2014 and 2013, respectively, are included in the diluted weighted shares outstanding. As of March 31, 2014 and 2013, options to purchase 844,000 and 536,000 shares, respectively, were antidilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On March 13, 2014, the Company acquired 8 manufactured home communities for $24,950,000. These 8 all-age communities total 1,018 sites and are situated on approximately 270 acres. These communities are all located in Ohio. The average occupancy for these communities at closing was approximately 70%. The Company assumed mortgages totaling approximately $18,100,000 and used its Unsecured Revolving Credit Facility with Bank of Montreal (“Credit Facility”) to finance this acquisition (see Note 5).

This acquisition has been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the result of the acquired assets are included in the statements of operations from the dates of acquisition. The following table summarizes the estimated fair value of the assets acquired for the quarter ended March 31, 2014:

At Acquisition Date
Assets Acquired:
Land	$2,019,000
Depreciable Property	22,813,147
Other	117,853
Total Assets Acquired	$24,950,000

The purchase price allocations are preliminary and may be adjusted as final costs and valuations are determined.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company owns a portfolio of securities of other REITs. During the three months ended March 31, 2014, the Company sold securities with a cost of $3,029,906 and recognized a Gain on Sale of $508,403. The Company also made purchases of $1,153,766 in Securities Available for Sale. Of this amount, the Company made total purchases of 31,114 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $281,272 or weighted average cost of $9.04 per share. The Company owned a total of 1,906,261 MREIC common shares as of March 31, 2014 at a total cost of $15,772,747 and a fair value of $18,185,726.

As of March 31, 2014, the Company had eleven securities that were temporarily impaired. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at March 31, 2014:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Preferred Stock	$ 3,944,894	$ (82,258)	$ -0-	$ -0-
Common Stock	1,783,950	(269,441)	$ -0-	$ -0-
Total	$ 5,728,844	$ (351,699)	$ -0-	$ -0-

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss
9	$ 3,937,154	$ (68,486)	0% to 5%
1	232,440	(17,560)	7%
1	1,559,250	(265,653)	15%
11	$ 5,728,844	$ (351,699)

The Company has determined that these securities are temporarily impaired as of March 31, 2014. The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. As of March 31, 2014, the Company had total net unrealized gains of $4,438,679 in its REIT securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

On March 13, 2014, the Company assumed approximately $18.1 million in mortgage loans on its 8 community acquisition. The weighted average interest rate on these mortgages is fixed at 6.74%. Approximately $8.9 million matures on May 1, 2016 and the remaining balance matures on February 1, 2018. In addition, the Company borrowed $10.0 million on its Credit Facility to finance this acquisition.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On March 17, 2014, the Company paid $3,853,595 of which $452,312 was reinvested, as a dividend of $0.18 per share to common shareholders of record as of close of business on February 18, 2014.

During the three months ended March 31, 2014, the Company received, including dividends reinvested of $452,312, a total of $7,906,768 from its Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 880,483 new shares issued under the DRIP.

On April 1, 2014, the Company declared a dividend of $0.18 per share to be paid June 16, 2014 to common shareholders of record as of close of business on May 15, 2014.

8.25% Series A Cumulative Redeemable Preferred Stock

On March 17, 2014, the Company paid $1,889,147 in Preferred Dividends or $0.515625 per share for the period from December 1, 2013 through February 28, 2014 to preferred shareholders of record as of close of business on February 18, 2014. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

On April 1, 2014, the Company declared a Preferred Dividend of $0.515625 per share for the period from March 1, 2014 through May 31, 2014 to be paid on June 16, 2014 to preferred shareholders of record as of close of business on May 15, 2014.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial Assets and Liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial Assets and Liabilities was determined using the following inputs at March 31, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2014:
Securities Available for Sale - Preferred stock	$24,462,440	$24,462,440	$-0-	$-0-
Securities Available for Sale - Common stock	36,238,303	36,238,303	-0-	-0-
Interest Rate Swap (1)	(35,352)	-0-	(35,352)	-0-
Total	$60,665,391	$60,700,743	$(35,352)	$-0-

As of December 31, 2013:
Securities Available for Sale - Preferred stock	$24,536,942	$24,536,942	$-0-	$-0-
Securities Available for Sale - Common stock	34,718,000	34,718,000	-0-	-0-
Interest Rate Swap (1)	(39,840)	-0-	(39,840)	-0-
Total	$59,215,102	$59,254,942	$(39,840)	$-0-

(1)	Included in Accrued Liability and Deposits

In addition to the Company’s investments in securities available for sale and interest rate swaps, the Company is required to disclose certain information about the fair values of other financial instruments, as defined in ASC 825-10, Financial Instruments. Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. All of the Company’s Securities Available for Sale have quoted market prices and are therefore classified in Level 1 of the fair value hierarchy. A quoted market price is indirectly available for our interest rate swap. This price is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows, and reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. As such, we have determined that the valuation of this interest rate swap is classified in Level 2 of the fair value hierarchy.

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of Variable Rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2014, the fair and carrying value of Fixed Rate Mortgages Payable amounted to $145,763,677 and $145,960,746, respectively. The fair value of Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation have a material adverse effect on the financial position or results of operations.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City. All homes owned by us were fully restored as were the homes of all residents who elected to make repairs. On May 9, 2011, we were notified that a lawsuit had been filed in the United States District Court for the Western District of Tennessee on behalf of a purported class of all individuals of Mexican national origin who are current or former residents of Memphis Mobile City. The complaint alleges various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. On September 30, 2012, the magistrate judge ruled that plaintiffs who had signed a security agreement with an arbitration clause would be obligated to arbitrate while the other plaintiffs would not.  The plaintiffs have filed a statement of alleged damages for each member of the purported class.  Plaintiffs have been ordered to submit releases to FEMA so that we might begin to evaluate their damage claims with respect to compensation they may have already received from that federal agency.  Plaintiffs’ counsel notified us in July that they have filed such releases as to many of the plaintiffs.  FEMA is in the process of producing their documents. On June 25, 2013, in connection with a hearing on our Motion to Dismiss, the court ordered the plaintiffs to amend their Complaint to plead their claims with specificity.  Plaintiffs filed an amended Complaint containing allegations substantially similar to the initial Complaint.  We filed a Motion to Dismiss the amended Complaint which plaintiffs opposed.  Oral arguments on this motion took place on May 1, 2014. We are awaiting the Court’s decision.  We continue to believe the action to be without merit.  Our insurance company is supporting our defense of this action.  We are working on redeveloping this property as a manufactured home community, using fill from adjacent land that we have purchased in order to comply with current codes.  The adjacent parcel is also slated for manufactured home development upon receipt of appropriate permits.  Redevelopment of these properties will be determined in accordance with market conditions.

In November 2013, the Company entered into an agreement with 21st Mortgage Corporation (21st Mortgage) under which the Company may refer purchasers of homes sold by us to 21st Mortgage to provide financing for their home purchases. We do not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers referred by us under the agreement, and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, we have agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. In addition, we have agreed to waive all site rent that would otherwise be due from 21st Mortgage so long as it owns any homes on which loans were made pursuant to the agreement. This agreement may be terminated by either party with 30 days written notice. As of March 31, 2014, there were seven transactions under this agreement in an aggregate loan amount of approximately $300,000.

The Company has entered into definitive agreements to purchase six manufactured home communities with a total of approximately 589 developed home sites.  These communities are located in Ohio and Pennsylvania.   The aggregate purchase price of these communities totals approximately $17.6 million.  In conjunction with the purchase of these communities, the Company will assume mortgages totaling approximately $8.6 million.  Subject to satisfactory due diligence, we anticipate closing this transaction during the third quarter of 2014.

Since 2000, Allison Nagelberg has served as the General Counsel of both the Company and MREIC. Prior to January 1, 2014, Ms. Nagelberg was an employee of the Company pursuant to an employment agreement, dated January 1, 2012, and a portion of Ms. Nagelberg’s compensation expense was reimbursed by MREIC pursuant to a cost sharing arrangement between MREIC and the Company. On January 6, 2014, Ms. Nagelberg entered into an Employment Agreement, effective January 1, 2014, with MREIC and her employment agreement with the Company was cancelled. Effective January 1, 2014, Ms. Nagelberg is employed exclusively by MREIC and none of the expense of her compensation is allocated to the Company. Mr. Craig Koster, who has been the In-House Counsel of the Company since 2012, will handle all in-house legal responsibilities for the Company.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2014 and 2013 was $2,352,830 and $1,754,064, respectively.  Interest cost capitalized to Land Development was $63,971 and $69,976 for the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, the Company assumed mortgages totaling approximately $18.1 million for the acquisition of 8 communities.

During the three months ended March 31, 2014 and 2013, the Company had Dividend Reinvestments of $452,312 and $341,016, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued, for which there were none.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2013 and through March 31, 2014. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2013, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) community Operating Expenses; (c) Interest Expense resulting from the assumed increase in mortgages and Loans Payable related to the new acquisitions; (d) Depreciation Expense related to the new acquisitions; and (e) Net Income (Loss) Attributable to Common Shareholders which has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	3/31/14	3/31/13

Rental and Related Income	$15,466,000	$14,786,000
Community Operating Expenses	8,522,000	7,418,000
Net Income (Loss) Attributable to Common Shareholders	(1,361,000)	2,045,000
Net Income (Loss) Attributable to Common Shareholders per Share:
Basic	$(0.06)	$0.12
Diluted	$(0.06)	$0.12

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2013.

The Company is a self-administered, self-managed, REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities – leasing sites on an annual or month-to-month basis to private manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to qualified residents and prospective residents of our communities. During the quarter ended March 31, 2014, the Company acquired 8 Ohio manufactured home communities with a total of 1,018 developed homesites for a total purchase price of $24,950,000. As of March 31, 2014, the Company owned eighty-two manufactured home communities containing approximately 14,500 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company also invests in securities of other REITs.

The Company’s income primarily consists of Rental and Related Income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes as well as sales finance operations.

Current economic indicators show the US economy to be improving and activity in our communities has recently increased. Overall occupancy has remained relatively stable at 81%. Same store occupancy has increased from 80.8% in the first quarter of 2013 to 81.8% currently. We continue to see increased demand for rental units. Recently activity includes adding approximately 300 rental units to selected communities in 2013, as well as acquiring 300 rental units during 2013 community acquisitions and we have added an additional 110 rentals in the first quarter of 2014. We intend to add more rental units throughout 2014, as demand dictates. Occupied rental units represent approximately 15% of total occupied sites at quarter end. Occupancy in rental units continues to be strong and is currently at 91% occupancy. It is our intention to continue to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $60,700,743 at March 31, 2014, which earns Dividend and Interest Income. The dividends received from our securities investments were at a weighted-average yield of approximately 6.7% during the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company recognized Gains on Sales of Securities of $508,403. At March 31, 2014, the Company had Net Unrealized Gains of $4,438,679 in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company intends to continue to increase its real estate investments. In 2012 and 2013, we added thirty-four manufactured home communities, encompassing approximately 4,500 developed home sites, to our portfolio. On March 13, 2014, the Company acquired 8 manufactured home communities for $24,950,000. These 8 all-age communities total 1,018 sites and are situated on approximately 270 acres. These communities are all located in Ohio. The average occupancy for these communities at closing was approximately 70%. We have also entered into a definitive agreement to purchase six manufactured home communities with a total of approximately 589 developed home sites located in Ohio and Pennsylvania for a purchase price of approximately $17.6 million.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments. We currently have the potential to fill 2,800 vacancies. Housing demand in the energy-rich Marcellus and Utica shale regions where a substantial amount of our communities are located is expected to be particularly strong in the years to come and we intend to focus our acquisitions in those regions.

See PART I, Item 1 – Business in the Company’s 2013 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Changes In Results Of Operations

Rental and Related Income increased 28% from $11,642,186 for the three months ended March 31, 2013 to $14,846,776 for the three months ended March 31, 2014. This was primarily due to the acquisitions made during 2013 and 2014, and an increase in rental home income. Overall occupancy has remained stable at 81%. Same store occupancy has increased from 80.8% in the first quarter of 2013 to 81.8% currently.

Sales of manufactured homes amounted to $1,002,405 and $1,784,109 for the quarters ended March 31, 2014 and 2013, respectively. The severe winter weather experiences by the Northeast hampered home sales. Cost of Sales of manufactured homes amounted to $766,379 and

$1,522,532 for the quarters ended March 31, 2014 and 2013, respectively. Selling Expenses amounted to $720,679 and $508,902 for the quarters ended March 31, 2014 and 2013, respectively. Decreases are directly attributable to the decrease in sales. Loss from the Sales Operations (defined as Sales of manufactured homes less Cost of Sales of manufactured homes less Selling Expenses) amounted to $484,653 or 48% of total sales and $247,325 or 14% of total sales for the quarters ended March 31, 2014 and 2013, respectively. The gross profit percentage was 24% and 15% for the quarters ended March 31, 2014 and 2013, respectively. This increase was the result of an increase in sales prices. The Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community Operating Expenses increased 39% from $5,947,365 for the quarter ended March 31, 2013 to $8,287,609 for the quarter ended March 31, 2014. This increase was primarily due to the acquisitions during 2014 and 2013 and to the harsh winter weather experienced in the Northeast.

General and Administrative Expenses increased 25% from $1,215,236 for the quarter ended March 31, 2013 to $1,519,923 for the quarter ended March 31, 2014. This was primarily due to an increase in compensation and director fees.

Franchise Taxes increased 27% from $66,000 for the quarter ended March 31, 2013 to $84,000 for the quarter ended March 31, 2014. This increase was primarily due to the acquisitions during 2014 and 2013.

Acquisition Costs decreased 52% from $591,068 for the quarter ended March 31, 2013 to $285,179 for the quarter ended March 31, 2014. Acquisition Costs relate to transaction, due diligence and other related costs associated with the acquisition of the communities.

Depreciation Expense increased 44% from $2,389,854 for the quarter ended March 31, 2013 to $3,437,672 for the quarter ended March 31, 2014. This increase was primarily due to the acquisitions during 2014 and 2013.

Interest Income remained relatively stable for the three months ended March 31, 2013 as compared to the three months ended March 31, 2014.

Dividend Income increased 25% from $850,793 for the quarter ended March 31, 2013 to $1,059,465 for the quarter ended March 31, 2014. This increase was primarily due to the increase in the average balance of Securities Available for Sale from $53.2 million at March 31, 2013 to $60.0 million at March 31, 2014. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term.

Gain on Sales of Securities Transactions, net amounted to $508,403 and $3,310,028 for the quarters ended March 31, 2014 and 2013, respectively. At March 31, 2014, the Company had net unrealized gains of $4,438,679 in its REIT securities portfolio.

Interest Expense increased 31% from $1,679,809 for the three months ended March 31, 2013 to $2,208,125 for the three months ended March 31, 2014. This increase is primarily due to an increase in the average balance of mortgages and loans payable due to the new community acquisitions in 2013 and 2014. The average balance for the quarters ended March 31, 2014 and 2013 was approximately $220.5 million and $146.6 million, respectively.

Amortization of Financing Costs increased 64% from $71,190 for the three months ended March 31, 2013 to $116,580 for the three months ended March 31, 2014. This increase is primarily due to the new mortgages associated with the acquisitions completed in 2013 and 2014.

Income from Community Operations (defined as Rental and Related Income less Community Operating Expenses) amounted to $6,559,167 and $5,694,821 for the quarters ended March 31, 2014 and 2013, respectively. This increase was primarily due to the acquisitions during 2014 and 2013.

Changes in Financial Condition

Total Investment Property and Equipment increased 8% or $31,325,423 during the three months ended March 31, 2014.  This increase was primarily due to the acquisitions of 8 communities with an aggregate purchase price of $24,950,000, which included approximately 50 rental units. The Company also added approximately 110 rental units to its existing communities.

Securities Available for Sale increased 2% or $1,445,801 during the three months ended March 31, 2014.  The increase was due to the purchases of Securities Available for Sale of $1,153,766 and an increase in the unrealized gain of $3,321,941 which was offset by sales with a cost of $3,029,906.

Mortgages Payable increased 11% or $17,001,124 during the three months ended March 31, 2014. This increase was due to the assumption of new mortgages totaling approximately $18.1 partially offset by principal repayments of $1,111,615.

Loans Payable increased 9% or $4,504,287 during the three months March 31, 2014. This increase was mainly due to the drawdown of an additional $10.0 million on the Credit Facility for the acquisition of the 8 communities offset by the decrease of $5.5 million on our margin loan.

The Company raised $7,906,768 from the issuance of common stock in the DRIP during the three months ended March 31, 2014, which included Dividend Reinvestments of $452,312. Dividends paid on the common stock for the three months ended March 31, 2014 were $3,853,595, of which $452,312 were reinvested. Dividends paid on the preferred stock for the three months ended March 31, 2014 were $1,889,147.

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

Net Cash provided by Operating Activities amounted to $5,834,055 and $1,678,445 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had Cash and Cash Equivalents of $7.8 million, Securities Available for Sale of $60.7 million, $5.0 million available on its Credit Facility, and $7.9 million available on its revolving lines of credit for the financing of home sales and the purchase of inventory. The Company owns 82 properties, of which 26 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

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

The Company’s FFO and Core FFO for the three months ended March 31, 2014 and 2013 are calculated as follows:

	Three Months Ended
	3/31/14	3/31/13

Net Income (Loss) Attributable to Common Shareholders	$(1,320,958)	$2,260,364
Depreciation Expense	3,437,672	2,389,854
Loss on Sales of Depreciable Assets	22,644	12,861
FFO Attributable to Common Shareholders	2,139,358	4,663,079
Acquisition Costs	285,179	591,068
Core FFO Attributable to Common Shareholders	$2,424,537	$5,254,147

The Company’s Core FFO excluding the net Gain on Sales of Securities Transactions for the three months ended March 31, 2014 and 2013 is calculated as follows:

	Three Months Ended
	3/31/14	3/31/13

Core FFO Attributable to Common Shareholders	$2,424,537	$5,254,147
Less: Gain on Sales of Securities Transactions, net	508,403	3,310,028
Core FFO, excluding net Gain on Sales of Securities Transactions Attributable to Common Shareholders	$1,916,134	$1,944,119

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	2014	2013

Operating Activities	$5,834,055	$1,678,445
Investing Activities	(11,003,958)	(59,836,188)
Financing Activities	5,315,521	55,608,550

Safe Harbor Statement

Statements contained in this Form 10-Q, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

•	changes in the real estate market conditions and general economic conditions;
•	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
•	increased competition in the geographic areas in which we own and operate manufactured housing communities;
•	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
24

•	our ability to maintain rental rates and occupancy levels;
•	changes in market rates of interest;
•	our ability to repay debt financing obligations;
•	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
•	our ability to comply with certain debt covenants;
•	our ability to integrate acquired properties and operations into existing operations;
•	the availability of other debt and equity financing alternatives;
•	continued ability to access the debt or equity markets;
•	the loss of any member of our management team;
•	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
•	the ability of manufactured home buyers to obtain financing;
•	the level of repossessions by manufactured home lenders;
•	market conditions affecting our investment securities;
•	changes in federal or state tax rules or regulations that could have adverse tax consequences;
•	our ability to qualify as a real estate investment trust for federal income tax purposes; and
•	those risks and uncertainties referenced under the heading "Risk Factors" contained in this Form 10-Q and the Company's filings with the Securities and Exchange Commission.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

26

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -

Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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
27

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

28

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMH PROPERTIES, INC.

DATE: May 7, 2014 By /s/ Samuel A. Landy

Samuel A. Landy

President and

Chief Executive Officer

DATE: May 7, 2014 By /s/ Anna T. Chew

Anna T. Chew

Vice President and

Chief Financial Officer

29