Form 10-Q
period 2014-06-30
UMH PROPERTIES, INC.
filed 2014-08-07
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of August 1, 2014
Common Stock, $.10 par value per share	22,690,612
1

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

- ASSETS -	June 30, 2014 (Unaudited)	December 31, 2013

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 36,167,214	$ 33,973,214
Site and Land Improvements	279,745,900	256,830,234
Buildings and Improvements	16,122,389	13,273,690
Rental Homes and Accessories	72,673,457	61,747,274
Total Investment Property	404,708,960	365,824,412
Equipment and Vehicles	11,647,792	11,130,719
Total Investment Property and Equipment	416,356,752	376,955,131
Accumulated Depreciation	(91,578,441)	(84,655,017)
Net Investment Property and Equipment	324,778,311	292,300,114

OTHER ASSETS
Cash and Cash Equivalents	11,008,133	7,615,143
Securities Available for Sale	62,822,789	59,254,942
Inventory of Manufactured Homes	16,927,248	13,786,041
Notes and Other Receivables, net	25,446,866	26,019,725
Unamortized Financing Costs	2,113,742	2,128,006
Prepaid Expenses and Other Assets	882,712	1,182,850
Land Development Costs	5,855,985	5,693,153
Total Other Assets	125,057,475	115,679,860

TOTAL ASSETS	$449,835,786	$407,979,974

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	June 30, 2014 (Unaudited)	December 31, 2013

LIABILITIES:
MORTGAGES PAYABLE	$ 176,484,423	$ 160,639,944

OTHER LIABILITIES
Accounts Payable	2,522,725	1,628,713
Loans Payable	62,993,846	49,118,996
Accrued Liabilities and Deposits	4,146,454	3,852,799
Tenant Security Deposits	2,508,393	2,153,785
Total Other Liabilities	72,171,418	56,754,293
Total Liabilities	248,655,841	217,394,237

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 3,663,800 shares authorized, issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	91,595,000	91,595,000
Common Stock – $0.10 par value per share, 42,000,000 shares authorized, 22,459,819 and 20,769,892 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2,245,982	2,076,989
Excess Stock - $0.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	112,147,781	96,504,643
Accumulated Other Comprehensive Income	5,437,060	1,076,898
Accumulated Deficit	(10,245,878)	(667,793)
Total Shareholders’ Equity	201,179,945	190,585,737

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$449,835,786	$407,979,974

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

INCOME:
Rental and Related Income	$15,768,908	$13,755,391	$30,615,684	$25,397,577
Sales of Manufactured Homes	2,379,824	2,342,534	3,382,229	4,126,643
Total Income	18,148,732	16,097,925	33,997,913	29,524,220

EXPENSES:
Community Operating Expenses	8,341,946	6,919,124	16,629,555	12,866,489
Cost of Sales of Manufactured Homes	1,944,233	1,978,468	2,710,612	3,501,000
Selling Expenses	752,136	429,960	1,472,815	938,862
General and Administrative Expenses	1,695,056	1,522,152	3,214,979	2,737,388
Franchise Taxes	84,000	66,000	168,000	132,000
Acquisition Costs	-0-	271,709	285,179	862,777
Depreciation Expense	3,672,454	3,009,240	7,110,126	5,399,094
Total Expenses	16,489,825	14,196,653	31,591,266	26,437,610

OTHER INCOME (EXPENSE):
Interest Income	537,771	550,194	1,085,014	1,088,326
Dividend Income	1,004,610	747,852	2,064,075	1,598,645
Gain on Sales of Securities Transactions, net	707,054	370,982	1,215,457	3,681,010
Other Income	191,577	88,702	244,264	117,782
Interest Expense	(2,530,528)	(1,891,325)	(4,738,653)	(3,571,134)
Amortization of Financing Costs	(138,861)	(96,190)	(255,441)	(167,380)
Total Other Income (Expense)	(228,377)	(229,785)	(385,284)	2,747,249

Income before Income (Loss) on Sales of Investment Property and Equipment	1,430,530	1,671,487	2,021,363	5,833,859
Income (Loss) on Sales of Investment Property and Equipment	46,195	(52,048)	23,551	(64,909)
Net Income	1,476,725	1,619,439	2,044,914	5,768,950
Less: Preferred Dividend	1,889,147	1,889,147	3,778,294	3,778,294
Net Income (Loss) Attributable to Common Shareholders	$(412,422)	$(269,708)	$(1,733,380)	$1,990,656

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Basic Income Per Share:

Net Income	$0.06	$0.08	$0.09	$0.32
Less: Preferred Dividend	0.08	0.10	0.17	0.21
Net Income (Loss) Attributable to Common Shareholders	$(0.02)	$(0.02)	$(0.08)	$0.11

Diluted Income Per Share:

Net Income	$0.06	$0.08	$0.09	$0.32
Less: Preferred Dividend	0.08	0.10	0.17	0.21
Net Income (Loss) Attributable to Common Shareholders	$(0.02)	$(0.02)	$(0.08)	$0.11

Weighted Average Common Shares Outstanding:

Basic	22,054,132	18,196,396	21,655,236	17,820,823
Diluted	22,104,120	18,196,396	21,700,948	17,908,912

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net Income	$1,476,725	$1,619,439	$2,044,914	$5,768,950

Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) Arising During the Period	1,807,017	(2,640,358)	5,637,361	2,292,983
Reclassification Adjustment for Net Gains Realized in Income	(707,054)	(370,982)	(1,215,457)	(3,681,010)
Change in Fair Value of Interest Rate Swap Agreements	(66,230)	339,173	(61,742)	391,272

Comprehensive Income (Loss)	2,510,458	(1,052,728)	6,405,076	4,772,195
Less: Preferred Dividend	(1,889,147)	(1,889,147)	(3,778,294)	(3,778,294)

Comprehensive Income (Loss) Attributable to Common Shareholders	$621,311	$(2,941,875)	$2,626,782	$993,901

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,044,914	$5,768,950
Non-Cash Adjustments:
Depreciation	7,110,126	5,399,094
Amortization of Financing Costs	255,441	167,380
Stock Compensation Expense	562,896	409,377
Increase in Provision for Uncollectible Notes and Other Receivables	455,913	287,195
Gain on Sales of Securities Transactions, net	(1,215,457)	(3,681,010)
(Gain) Loss on Sales of Investment Property and Equipment	(23,551)	64,909

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(3,141,207)	(2,309,391)
Notes and Other Receivables	116,946	(2,341,396)
Prepaid Expenses and Other Assets	300,138	(694,761)
Accounts Payable	894,012	39,307
Accrued Liabilities and Deposits	231,913	15,167
Tenant Security Deposits	354,608	643,683
Net Cash Provided by Operating Activities	7,946,692	3,768,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(6,837,261)	(74,750,000)
Purchase of Investment Property and Equipment	(15,126,286)	(12,018,348)
Proceeds from Sales of Assets	511,514	575,180
Additions to Land Development	(162,832)	(313,116)
Purchase of Securities Available for Sale	(5,018,926)	(7,681,655)
Proceeds from Sales of Securities Available for Sale	7,088,440	16,977,586
Net Cash Used in Investing Activities	(19,545,351)	(77,210,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	-0-	53,760,000
Net Proceeds on short term borrowing	13,874,850	26,679,248
Principal Payments of Mortgages and Loans	(2,268,260)	(7,633,710)
Financing Costs on Debt	(241,177)	(969,183)
Proceeds from Issuance of Common Stock, net of reinvestments	14,336,379	14,267,230
Preferred Dividends Paid	(3,778,294)	(3,778,294)
Common Dividends Paid, net of reinvestments	(6,931,849)	(5,576,935)
Net Cash Provided by Financing Activities	14,991,649	76,748,356

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,392,990	3,306,507
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	7,615,143	11,035,824
CASH AND CASH EQUIVALENTS-END OF PERIOD	$11,008,133	$14,342,331

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates eighty-two manufactured home communities containing approximately 14,500 developed homesites. On July 14, 2014, we acquired four manufactured home communities located in Pennsylvania with a total of 336 sites for $12.2 million (see Note 10). On July 28, 2014, we acquired two manufactured home communities located in Ohio with a total of 258 sites for $5.4 million (see Note 10). With these acquisitions, we now own eighty-eight communities consisting of approximately 15,100 sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company also invests in securities of other Real Estate Investment Trusts (REITs).

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $339,099 and $562,896 have been recognized for the three and six months ended June 30, 2014, respectively and $276,797 and $409,377 for the three and six months ended June 30, 2013, respectively.

On January 15, 2014, the Company awarded to Samuel A. Landy a restricted stock award of 25,000 shares in accordance with his employment agreement. The grant date fair value of this restricted stock grant was $232,750. This grant vests over 5 years.

On June 11, 2014, the Company granted options to purchase 339,000 shares of common stock to twenty-five participants in the Plan, including an option to purchase 100,000 shares to Eugene W. Landy. The exercise price is $9.85 and the expiration date is June 11, 2022. The grant date fair value of these options amounted to $332,220. This grant vests over 1 year. Compensation costs for grants to participants who are of retirement age were recognized at time of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2014:

2014
Dividend yield	7.14%
Expected volatility	27.12%
Risk-free interest rate	2.23%
Expected lives	8
Estimated forfeitures	-0-

The weighted-average fair value of options granted during the six months ended June 30, 2014 was $0.98.

As of June 30, 2014, there were options outstanding to purchase 1,355,000 shares. There were 2,254,000 shares available for grant under the 2013 Stock Option and Stock Award Plan, as amended. During the six months ended June 30, 2014, options to one participant to purchase a total of 3,000 shares were exercised. During the six months ended June 30, 2014, options to two participants to purchase a total of 74,000 shares expired or forfeited. The aggregate intrinsic value of options outstanding as of June 30, 2014 was $590,243. As of June 30, 2013, there were options outstanding to purchase 1,127,000 shares and 2,618,000 shares were available for grant under the Company’s 2013 Stock Option and Stock Award Plan, as amended.

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

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 6/30/14
Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$10,642,723
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$12,543,622

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage. The interest rate swap agreements are net settled monthly. The Company has designated these derivatives as cash flow hedges and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets. To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of June 30, 2014 and December 31, 2013, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges. As a result, the fair value of these derivatives of $(101,582) and $(39,840), respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with earlier adoption permitted. The Company has decided to early adopt this standard effective with the interim period beginning January 1, 2014, and it did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impact this standard may have on the consolidated financial statements and the method of adoption.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the statement presentation for the current periods.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Common stock equivalents resulting from stock options in the amount of 49,988 and 45,712 shares for the three and six months ended June 30, 2014, respectively, are included in the diluted weighted shares outstanding. Common stock equivalents resulting from stock options in the amount of -0- and 88,089 shares for the three and six months ended June 30, 2013, respectively, are included in the diluted weighted shares outstanding. For the six months ended June 30, 2014 and 2013, options to purchase 1,159,000 and 536,000 shares, respectively, were antidilutive.

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

This acquisition has been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the result of the acquired assets are included in the statements of operations from the dates of acquisition. The following table summarizes the estimated fair value of the assets acquired for the six months ended June 30, 2014:

At Acquisition Date
Assets Acquired:
Land	$2,019,000
Depreciable Property	22,813,147
Other	117,853
Total Assets Acquired	$24,950,000

The purchase price allocations are preliminary and may be adjusted as final costs and valuations are determined.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company owns a portfolio of securities of other REITs. During the six months ended June 30, 2014, the Company sold securities with a cost of $5,872,983 and recognized a Gain on Sale of $1,215,457. The Company also made purchases of $5,018,926 in Securities Available for Sale. Of this amount, the Company made total purchases of 62,956 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $567,211 or weighted average cost of $9.01 per share. The Company owned a total of 1,938,102 MREIC common shares as of June 30, 2014 at a total cost of $16,058,687 and a fair value of $19,458,547.

As of June 30, 2014, the Company had total net unrealized gains of $5,538,642 in its REIT securities portfolio. The Company held two securities that had unrealized losses as of June 30, 2014. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at June 30, 2014:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Preferred Stock	$ 241,000	$ (9,000)	$ -0-	$ -0-
Common Stock	1,611,000	(213,903)	$ -0-	$ -0-
Total	$ 1,852,000	$ (222,903)	$ -0-	$ -0-

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss
1	$ 241,000	$ (9,000)	4%
1	1,611,000	(213,903)	12%
2	$ 1,852,000	$ (222,903)

The Company has determined that these securities are temporarily impaired as of June 30, 2014. The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

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

During the quarter ended June 30, 2014, the Company borrowed an additional $5 million on its revolving line of credit with Sun National Bank in anticipation of the acquisition of the four manufactured home communities located in Pennsylvania (See Note 10).

As of June 30, 2014, the Company increased the availability on the revolving credit agreements with GE Commercial Distribution Finance Corporation, Customers Bank, 21st Mortgage and Northpoint Commercial Finance to $16 million to finance inventory purchases, of which $10.0 million was utilized.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On June 16, 2014, the Company paid total cash dividends of $3,991,110 or $0.18 per share to common shareholders of record as of close of business on May 15, 2014, of which $460,544 was reinvested in the

Dividend Reinvestment and Stock Purchase Plan (DRIP). Total dividends paid to our common shareholders for the six months ended June 30, 2014 amounted to $7,844,705 of which $912,856 was reinvested.

During the six months ended June 30, 2014, the Company received, including dividends reinvested of $912,856, a total of $15,249,235 from its DRIP. There were 1,661,927 new shares issued under the DRIP.

On July 1, 2014, the Company declared a dividend of $0.18 per share to be paid September 15, 2014 to common shareholders of record as of close of business on August 15, 2014.

8.25% Series A Cumulative Redeemable Preferred Stock

On June 16, 2014, the Company paid $1,889,147 in dividends or $0.515625 per share for the period from March 1, 2014 through May 31, 2014 to preferred shareholders of record as of close of business on May 15, 2014. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $2.0625 per share. Total dividends paid to our preferred shareholders for the six months ended June 30, 2014 amounted to $3,778,294.

On July 1, 2014, the Company declared a dividend of $0.515625 per share for the period from June 1, 2014 through August 31, 2014 to be paid on September 15, 2014 to preferred shareholders of record as of close of business on August 15, 2014.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial Assets and Liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial Assets and Liabilities was determined using the following inputs at June 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2014:
Securities Available for Sale - Preferred stock	$21,710,702	$21,710,702	$-0-	$-0-
Securities Available for Sale - Common stock	41,112,087	41,112,087	-0-	-0-
Interest Rate Swap (1)	(101,582)	-0-	(101,582)	-0-
Total	$62,721,207	$62,822,789	$(101,582)	$-0-

As of December 31, 2013:
Securities Available for Sale - Preferred stock	$24,536,942	$24,536,942	$-0-	$-0-
Securities Available for Sale - Common stock	34,718,000	34,718,000	-0-	-0-
Interest Rate Swap (1)	(39,840)	-0-	(39,840)	-0-
Total	$59,215,102	$59,254,942	$(39,840)	$-0-

(1)	Included in Accrued Liability and Deposits
15

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of Variable Rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2014, the fair and carrying value of Fixed Rate Mortgages Payable amounted to $144,974,578 and $145,210,965, respectively. The fair value of Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

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

In November 2013, the Company entered into an agreement with 21st Mortgage Corporation (21st Mortgage) under which the Company may refer purchasers of homes sold by us to 21st Mortgage to provide financing for their home purchases. We do not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers referred by us under the agreement, and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, we have agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. In addition, we have agreed to waive all site rent that would otherwise be due from 21st Mortgage so long as it owns any homes on which loans were made pursuant to the agreement. This agreement may be terminated by either party with 30 days written notice. As of June 30, 2014, there were forty transactions under this agreement with a total original loan amount of approximately $1.8 million.

In July 2014, the Company acquired six manufactured home communities with a total of approximately 594 developed homesites. The total purchase price for these communities amounted to $17.6 million (See Note 10).

The Company has entered into a definitive agreement to purchase one manufactured home community with a total of approximately 141 developed homesites.  This community is located in Pennsylvania.   The purchase price of this community totals approximately $4.2 million.  Subject to satisfactory due diligence, we anticipate closing this transaction during the third quarter of 2014.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2014 and 2013 was $4,559,377 and $3,768,845, respectively.  Interest cost capitalized to Land Development was $128,806 and $72,084 for the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, the Company assumed mortgages totaling approximately $18.1 million for the acquisition of 8 communities.

During the six months ended June 30, 2014 and 2013, the Company had Dividend Reinvestments of $912,856 and $873,610, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On July 14, 2014, the Company acquired four Pennsylvania manufactured home communities for $12,200,000. These four all-age communities are located in the Pittsburgh metropolitan area and contain a total of 336 developed homesites situated on approximately 239 acres. The average occupancy for these communities is 84%. The Company assumed a mortgage loan with a balance of approximately $8.6 million. Interest is at a fixed rate of 4.975%. This mortgage matures on July 1, 2023. In addition, the Company used cash received from the additional borrowing from Sun National Bank for the remaining balance of the purchase price (See Note 5).

On July 28, 2014, the Company acquired two manufactured home communities for $5,400,000. These two all age communities are located in Ohio and contain a total of 258 developed homesites that are situated on 39 acres. The average occupancy for these communities is 91%. The Company took down an additional $5.0 million on its Credit Facility for the acquisition of the two communities.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2013 and through June 30, 2014. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2013, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) community Operating Expenses; (c) Interest Expense resulting from the assumed increase in mortgages and Loans Payable related to the new acquisitions; (d) Depreciation Expense related to the new acquisitions; and (e) Net Income (Loss) Attributable to Common Shareholders which has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
Rental and Related Income	$15,769,000	$14,955,000	$31,184,000	$29,682,000
Community Operating Expenses	8,342,000	7,658,000	16,964,000	15,164,000
Net Income (Loss) Attributable to Common Shareholders	(412,000)	(607,000)	(1,955,000)	1,474,000
Net Income (Loss) Attributable to Common Shareholders per Share:
Basic	$(0.02)	$(0.03)	$(0.09)	$0.08
Diluted	$(0.02)	$(0.03)	$(0.09)	$0.08

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

The Company is a self-administered, self-managed, REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities – leasing sites on an annual or month-to-month basis to private manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to qualified residents and prospective residents of our communities. During the six months ended June 30, 2014, the Company acquired 8 Ohio manufactured home communities with a total of 1,018 developed homesites for a total purchase price of $24,950,000. As of June 30, 2014, the Company owned eighty-two manufactured home communities containing approximately 14,500 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company also invests in securities of other REITs.

The Company’s income primarily consists of Rental and Related Income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes as well as sales finance operations.

Current economic indicators show signs of moderate recovery in the US economy and activity in our communities has recently increased. Overall occupancy has increased from 81.3% at year-end 2013 to 81.7% currently. Current occupancy reflects 2014 acquisitions of approximately 1,000 sites with a weighted-average occupancy of 71.1%. Year over year, same store occupancy has increased from 81.3% in the second quarter of 2013 to 82.6% currently. We continue to see increased demand for rental units. In 2013, we added approximately 300 rental units to selected communities, and acquired 300 rental units as part of our 2013 community acquisitions. During the first half of 2014, we have added an additional 210 rental units. We intend to add more rental units throughout 2014, as demand dictates. Occupied rental units represent approximately 15.7% of total occupied sites at quarter end. Occupancy in rental units continues to be strong and is currently at 92.6%. It is our intention to continue to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $62,822,789 at June 30, 2014, which earns Dividend and Interest Income. The dividends received from our securities investments were at a weighted-average yield of approximately 6.5% during the six months ended June 30, 2014. During the six months ended June 30, 2014, the Company recognized Gains on Sales of Securities of $1,215,457. At June 30, 2014, the Company had Net Unrealized Gains of $5,538,642 in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company intends to continue to increase its real estate investments. In 2012 and 2013, we added thirty-four manufactured home communities, encompassing approximately 4,500 developed homesites, to our portfolio. On March 13, 2014, the Company acquired 8 manufactured home communities for $24,950,000. These 8 all-age communities total 1,018 sites and are situated on approximately 270 acres. These communities are all located in Ohio. The average occupancy for these communities at closing was approximately 70%. On July 14, 2014, we acquired four manufactured home communities located in Pennsylvania with a total of 336 sites for $12.2 million. On July 28, 2014, we acquired two manufactured home communities located in Ohio with a total of 258 sites for $5.4 million. We have also entered into a definitive agreement to purchase one manufactured home community with a total of approximately 141 developed homesites located in Pennsylvania for a purchase price of approximately $4.2 million.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments. We currently have the potential to fill 2,800 vacancies. Housing demand in the energy-rich Marcellus and Utica shale regions where a substantial amount of our communities are located is expected to be particularly strong in the years to come and we intend to focus our acquisitions in those regions.

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

Changes In Results Of Operations

Rental and Related Income increased 15% from $13,755,391 for the three months ended June 30, 2013 to $15,768,908 for the three months ended June 30, 2014. Rental and Related Income increased 21% from $25,397,577 for the six months ended June 30, 2013 to $30,615,684 for the three months ended June

30, 2014. This was primarily due to the acquisitions made during 2013 and 2014, and an increase in rental home income. We have added approximately 400 rental units from June 30, 2013 to June 30, 2014. Total rental units amounted to 1,975 and 1,586 at June 30, 2014 and 2013, respectively. Occupied rental units amounted to 1,829 and 1,472 at June 30, 2014 and 2013, respectively. Overall occupancy has increased to 81.7% for the six months ended June 30, 2014. Same store occupancy has increased from 81.3% at June 30, 2013 to 82.6% at June 30, 2014.

Sales of manufactured homes remained relatively stable at $2,379,824 and $2,342,534 for the quarters ended June 30, 2014 and 2013, respectively. Sales of manufactured homes amounted to $3,382,229 and $4,126,643 for the six months ended June 30, 2014 and 2013, respectively. During the first half of 2014, the Company sold approximately 60 newer homes into our communities. The severe winter weather experienced by the Northeast hampered home sales. Government regulations continue to hinder the sales market which has caused us to emphasize our rental homes operations. Cost of Sales of manufactured homes amounted to $1,944,233 and $1,978,468 for the quarters ended June 30, 2014 and 2013, respectively. Cost of Sales of manufactured homes amounted to $2,710,612 and $3,501,000 for the six months ended June 30, 2014 and 2013, respectively. Selling Expenses amounted to $752,136 and $429,960 for the quarters ended June 30, 2014 and 2013, respectively. Selling Expenses amounted to $1,472,815 and $938,862 for the six months ended June 30, 2014 and 2013, respectively. These increases are due to increased advertising costs and salaries related to retail sales centers. By the end of 2014, we should have four well located retail sales centers that can sell homes both inside and outside of our communities. Setting these sales centers up and staffing them requires a capital investment but we believe these sales centers have the potential to generate positive results going forward. Loss from the Sales Operations (defined as Sales of Manufactured Homes less Cost of Sales of Manufactured homes less Selling Expenses) amounted to $316,545 or 13% of total sales and $65,894 or 3% of total sales for the quarters ended June 30, 2014 and 2013, respectively. Loss from the Sales Operations amounted to $801,198 or 24% of total sales and $313,219 or 8% of total sales for the six months ended June 30, 2014 and 2013, respectively. The gross profit percentage was 18% and 16% for the quarters ended June 30, 2014 and 2013, respectively. The gross profit percentage was 20% and 15% for the six months ended June 30, 2014 and 2013, respectively. This increase was the result of an increase in sales prices. The Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community Operating Expenses increased 21% from $6,919,124 for the quarter ended June 30, 2013 to $8,341,946 for the quarter ended June 30, 2014. Community Operating Expenses increased 29% from $12,866,489 for the six months ended June 30, 2013 to $16,629,555 for the six months ended June 30, 2014. This increase was primarily due to the acquisitions made during 2013 and 2014, the increase in rental units and expenses relating to the harsh winter weather experienced in the Northeast.

General and Administrative Expenses increased 11% from $1,522,152 for the quarter ended June 30, 2013 to $1,695,056 for the quarter ended June 30, 2014. General and Administrative Expenses increased 17% from $2,737,388 for the six months ended June 30, 2013 to $3,214,979 for the six months ended June 30, 2014. This was primarily due to an increase in compensation and director fees.

Franchise Taxes increased 27% from $66,000 for the quarter ended June 30, 2013 to $84,000 for the quarter ended June 30, 2014. Franchise Taxes increased 27% from $132,000 for the six months ended June 30, 2013 to $168,000 for the six months ended June 30, 2014. This increase was primarily due to the acquisitions during 2013 and 2014.

Acquisition Costs decreased 100% from $271,709 for the quarter ended June 30, 2013 to $-0- for the quarter ended June 30, 2014. Acquisition Costs decreased 67% from $862,777 for the six months ended June 30, 2013 to $285,179 for the six months ended June 30, 2014. Acquisition Costs relate to transaction, due diligence and other related costs associated with the acquisition of the communities.

Depreciation Expense increased 22% from $3,009,240 for the quarter ended June 30, 2013 to $3,672,454 for the quarter ended June 30, 2014. Depreciation Expense increased 32% from $5,399,094 for the six months ended June 30, 2013 to $7,110,126 for the six months ended June 30, 2014. This increase was primarily due to the acquisitions and increase in rental homes during 2013 and 2014.

Interest Income remained relatively stable for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2014.

Dividend Income increased 34% from $747,852 for the quarter ended June 30, 2013 to $1,004,610 for the quarter ended June 30, 2014. Dividend Income increased 29% from $1,598,645 for the six months ended June 30, 2013 to $2,064,075 for the six months ended June 30, 2014. This increase was primarily due to the increase in the average balance of Securities Available for Sale from $53.8 million at June 30, 2013 to $61.0 million at June 30, 2014. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities long-term.

Gain on Sales of Securities Transactions, net amounted to $707,054 and $370,982 for the quarters ended June 30, 2014 and 2013, respectively. Gain on Sales of Securities Transactions, net amounted to $1,215,457 and $3,681,010 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, the Company had net unrealized holding gains of $5,538,642 in its REIT securities portfolio.

Interest Expense increased 34% from $1,891,325 for the quarter ended June 30, 2013 to $2,530,528 for the quarter ended June 30, 2014. Interest Expense increased 33% from $3,571,134 for the six months ended June 30, 2013 to $4,738,653 for the six months ended June 30, 2014. This increase is primarily due to an increase in the average balance of mortgages and loans payable due to the new community acquisitions in 2013 and 2014. The average balance for the six months ended June 30, 2014 and 2013 was approximately $224.6 million and $155.7 million, respectively.

Amortization of Financing Costs increased 44% from $96,190 for the quarter ended June 30, 2013 to $138,861 for the quarter ended June 30, 2014. Amortization of Financing Costs increased 53% from $167,380 for the six months ended June 30, 2013 to $255,441 for the six months ended June 30, 2014. This increase is primarily due to the new mortgages associated with the acquisitions completed in 2013 and 2014.

Income from Community Operations (defined as Rental and Related Income less Community Operating Expenses) amounted to $7,426,962 and $6,836,267 for the quarters ended June 30, 2014 and 2013, respectively. Income from Community Operations amounted to $13,986,129 and $12,531,088 for the six months ended June 30, 2014 and 2013. This increase was primarily due to the acquisitions during 2014 and 2013.

Changes in Financial Condition

Total Investment Property and Equipment increased 10% or $39,401,621 during the six months ended June 30, 2014.  This increase was primarily due to the acquisitions of 8 communities with an aggregate purchase price of $24,950,000, which included approximately 50 rental units. The Company also added approximately 210 rental units to its existing communities.

Securities Available for Sale increased 6% or $3,567,847 during the six months ended June 30, 2014.  The increase was due to the purchases of Securities Available for Sale of $5,018,926 and an increase in the unrealized gain of $4,421,904 which was offset by sales with a cost of $5,872,983.

Inventory of Manufactured Homes increased 23% or $3,141,207 during the six months ended June 30, 2014. With the increase in communities and the expansion of our rental program, the Company is purchasing new homes for sales or rent.

Mortgages Payable increased 10% or $15,844,479 during the six months ended June 30, 2014. This increase was due to the assumption of new mortgages totaling approximately $18,112,739 partially offset by principal repayments of $2,268,260.

Loans Payable increased 28% or $13,874,850 during the six months June 30, 2014. This increase was mainly due to the drawdown of an additional $10.0 million on the Credit Facility for the acquisition of the 8 communities, the drawdown of an additional $5.0 million on the revolving line of credit with Sun National Bank to fund the acquisition of four communities in July 2014 and the drawdown of an additional $4.4 million to finance inventory purchases. These increases were offset by a decrease of $5.5 million on our margin loan.

The Company raised $15,249,235 from the issuance of common stock in the DRIP during the six months ended June 30, 2014, which included Dividend Reinvestments of $912,856. Dividends paid on the common stock for the six months ended June 30, 2014 were $7,844,705, of which $912,856 were reinvested. Dividends paid on the preferred stock for the six months ended June 30, 2014 were $3,778,294.

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

Current economic indicators show signs of moderate recovery in the US economy. The affordability and geographic location of our homes should enable the Company to perform well despite the challenging economy. While the recent recession has proven difficult, manufactured home communities are considered to be more stable than other housing types because of their low site rents and lower-priced homes and rental units.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities, borrow on its lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets.

Net Cash provided by Operating Activities amounted to $7,946,692 and $3,768,504 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company had Cash and Cash Equivalents of $11.0 million, Securities Available for Sale of $62.8 million, $5.0 million available on its Credit Facility, and $6.0 million available on its revolving lines of credit for the financing of home sales and the purchase of inventory. The Company owns 82 properties, of which 26 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

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

The Company’s FFO and Core FFO for the three and six months ended June 30, 2014 and 2013 are calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13

Net Income (Loss) Attributable to Common Shareholders	$(412,422)	$(269,708)	$(1,733,380)	$1,990,656
Depreciation Expense	3,672,454	3,009,240	7,110,126	5,399,094
(Income) Loss on Sales of Depreciable Assets	(46,195)	52,048	(23,551)	64,909
FFO Attributable to Common Shareholders	3,213,837	2,791,580	5,353,195	7,454,659
Acquisition Costs	-0-	271,709	285,179	862,777
Core FFO Attributable to Common Shareholders	$3,213,837	$3,063,289	$5,638,374	$8,317,436

The Company’s Core FFO excluding the net Gain on Sales of Securities Transactions for the three and six months ended June 30, 2014 and 2013 is calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13

Core FFO Attributable to Common Shareholders	$3,213,837	$3,063,289	$5,638,374	$8,317,436
Less: Gain on Sales of Securities Transactions, net	707,054	370,982	1,215,457	3,681,010
Core FFO, excluding net Gain on Sales of Securities Transactions Attributable to Common Shareholders	$2,506,783	$2,692,307	$4,422,917	$4,636,426

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	2014	2013

Operating Activities	$7,946,692	$3,768,504
Investing Activities	(19,545,351)	(77,210,353)
Financing Activities	14,991,649	76,748,356

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

•	changes in the real estate market conditions and general economic conditions;
•	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
•	increased competition in the geographic areas in which we own and operate manufactured housing communities;
•	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
26

•	our ability to maintain rental rates and occupancy levels;
•	changes in market rates of interest;
•	our ability to repay debt financing obligations;
•	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
•	our ability to comply with certain debt covenants;
•	our ability to integrate acquired properties and operations into existing operations;
•	the availability of other debt and equity financing alternatives;
•	continued ability to access the debt or equity markets;
•	the loss of any member of our management team;
•	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
•	the ability of manufactured home buyers to obtain financing;
•	the level of repossessions by manufactured home lenders;
•	market conditions affecting our investment securities;
•	risks associated with natural disasters;
•	changes in federal or state tax rules or regulations that could have adverse tax consequences;
•	our ability to qualify as a real estate investment trust for federal income tax purposes; and
•	those risks and uncertainties referenced under the heading "Risk Factors" contained in this Form 10-Q and the Company's filings with the Securities and Exchange Commission.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
29

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: August 6, 2014

By /s/ Samuel A. Landy

Samuel A. Landy, President and Chief Executive Officer, its principal executive officer

DATE: August 6, 2014

By /s/ Anna T. Chew

Anna T. Chew, Vice President and Chief Financial Officer, its principal financial officer and principal accounting officer

