Form 10-Q
period 2014-09-30
UMH PROPERTIES, INC.
filed 2014-11-03
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of October 31, 2014
Common Stock, $.10 par value per share	23,623,866
1

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

- ASSETS -	September 30, 2014 (Unaudited)	December 31, 2013

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 39,133,514	$ 33,973,214
Site and Land Improvements	296,420,803	256,830,234
Buildings and Improvements	17,394,333	13,273,690
Rental Homes and Accessories	82,173,695	61,747,274
Total Investment Property	435,122,345	365,824,412
Equipment and Vehicles	11,957,513	11,130,719
Total Investment Property and Equipment	447,079,858	376,955,131
Accumulated Depreciation	(95,449,649)	(84,655,017)
Net Investment Property and Equipment	351,630,209	292,300,114

OTHER ASSETS
Cash and Cash Equivalents	2,657,253	7,615,143
Securities Available for Sale	62,367,121	59,254,942
Inventory of Manufactured Homes	15,619,125	13,786,041
Notes and Other Receivables, net	24,625,355	26,019,725
Unamortized Financing Costs	2,184,364	2,128,006
Prepaid Expenses and Other Assets	1,109,406	1,182,850
Land Development Costs	5,909,246	5,693,153
Total Other Assets	114,471,870	115,679,860

TOTAL ASSETS	$466,102,079	$407,979,974

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	September 30, 2014 (Unaudited)	December 31, 2013

LIABILITIES:
MORTGAGES PAYABLE	$ 183,861,840	$ 160,639,944

OTHER LIABILITIES
Accounts Payable	2,297,067	1,628,713
Loans Payable	72,348,139	49,118,996
Accrued Liabilities and Deposits	3,910,518	3,852,799
Tenant Security Deposits	2,681,878	2,153,785
Total Other Liabilities	81,237,602	56,754,293
Total Liabilities	265,099,442	217,394,237

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 3,663,800 shares authorized, issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	91,595,000	91,595,000
Common Stock – $0.10 par value per share, 42,000,000 shares authorized, 23,287,469 and 20,769,892 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2,328,747	2,076,989
Excess Stock - $0.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	105,172,996	96,504,643
Accumulated Other Comprehensive Income	2,573,687	1,076,898
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	201,002,637	190,585,737

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$466,102,079	$407,979,974

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

	THREE MONTHS ENDED		NINE MONTHS ENDED
	09/30/14	09/30/13	09/30/14	09/30/13

INCOME:
Rental and Related Income	$16,356,269	$13,992,765	$46,971,953	$39,390,342
Sales of Manufactured Homes	2,198,513	2,261,201	5,580,742	6,387,844
Total Income	18,554,782	16,253,966	52,552,695	45,778,186

EXPENSES:
Community Operating Expenses	8,608,897	7,623,566	25,238,452	20,490,055
Cost of Sales of Manufactured Homes	1,678,733	1,843,231	4,389,345	5,344,231
Selling Expenses	856,784	550,345	2,329,599	1,489,207
General and Administrative Expenses	1,416,920	1,688,095	4,631,899	4,425,483
Franchise Taxes	84,000	66,000	252,000	198,000
Acquisition Costs	190,942	94,711	476,121	957,488
Depreciation Expense	3,941,218	3,069,509	11,051,344	8,468,603
Total Expenses	16,777,494	14,935,457	48,368,760	41,373,067

OTHER INCOME (EXPENSE):
Interest Income	518,699	551,750	1,603,713	1,640,076
Dividend Income	995,284	895,577	3,059,359	2,494,222
Gain on Sales of Securities Transactions, net	57,346	112,915	1,272,803	3,793,925
Other Income	199,954	64,357	444,218	182,139
Interest Expense	(2,763,511)	(2,136,730)	(7,502,164)	(5,707,864)
Amortization of Financing Costs	(128,946)	(87,990)	(384,387)	(255,370)
Total Other Income (Expense)	(1,121,174)	(600,121)	(1,506,458)	2,147,128

Income before Income (Loss) on Sales of Investment Property and Equipment	656,114	718,388	2,677,477	6,552,247
Income (Loss) on Sales of Investment Property and Equipment	(26,843)	82,489	(3,292)	17,580
Net Income	629,271	800,877	2,674,185	6,569,827
Less: Preferred Dividend	1,889,147	1,889,147	5,667,441	5,667,441
Net Income (Loss) Attributable to Common Shareholders	$(1,259,876)	$(1,088,270)	$(2,993,256)	$902,386

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

	THREE MONTHS ENDED		NINE MONTHS ENDED
	09/30/14	09/30/13	09/30/14	09/30/13

Basic Income Per Share:

Net Income	$0.03	$0.04	$0.12	$0.36
Less: Preferred Dividend	0.09	0.10	0.26	0.31
Net Income (Loss) Attributable to Common Shareholders	$(0.06)	$(0.06)	$(0.14)	$0.05

Diluted Income Per Share:

Net Income	$0.03	$0.04	$0.12	$0.36
Less: Preferred Dividend	0.09	0.10	0.26	0.31
Net Income (Loss) Attributable to Common Shareholders	$(0.06)	$(0.06)	$(0.14)	$0.05

Weighted Average Common Shares Outstanding:

Basic	22,838,726	19,067,845	22,048,173	18,239,574
Diluted	22,889,354	19,067,845	22,096,206	18,309,728

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

	THREE MONTHS ENDED		NINE MONTHS ENDED
	09/30/14	09/30/13	09/30/14	09/30/13

Net Income	$629,271	$800,877	$2,674,185	$6,569,827

Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) Arising During the Period	(2,907,167)	(3,234,361)	2,730,194	(941,378)
Reclassification Adjustment for Net Gains Realized in Income	(57,346)	(112,915)	(1,272,803)	(3,793,925)
Change in Fair Value of Interest Rate Swap Agreements	101,140	(110,287)	39,398	280,985

Comprehensive Income (Loss)	(2,234,102)	(2,656,686)	4,170,974	2,115,509
Less: Preferred Dividend	(1,889,147)	(1,889,147)	(5,667,441)	(5,667,441)

Comprehensive Loss Attributable to Common Shareholders	$(4,123,249)	$(4,545,833)	$(1,496,467)	$(3,551,932)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

	09/30/14	09/30/13
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,674,185	$6,569,827
Non-Cash Adjustments:
Depreciation	11,051,344	8,468,603
Amortization of Financing Costs	384,387	255,370
Stock Compensation Expense	742,920	637,079
Increase in Provision for Uncollectible Notes and Other Receivables	736,864	442,083
Gain on Sales of Securities Transactions, net	(1,272,803)	(3,793,925)
(Gain) Loss on Sales of Investment Property and Equipment	3,292	(17,580)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(1,833,084)	(2,971,551)
Notes and Other Receivables	657,506	(4,543,346)
Prepaid Expenses and Other Assets	73,444	(3,717,059)
Accounts Payable	668,354	1,044,163
Accrued Liabilities and Deposits	97,117	636,934
Tenant Security Deposits	528,093	701,878
Net Cash Provided by Operating Activities	14,511,619	3,712,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(15,879,551)	(74,750,000)
Purchase of Investment Property and Equipment	(28,514,929)	(20,252,444)
Proceeds from Sales of Assets	680,198	838,848
Additions to Land Development	(216,093)	(443,338)
Purchase of Securities Available for Sale	(7,880,763)	(15,041,535)
Proceeds from Sales of Securities Available for Sale	7,498,778	17,232,900
Net Cash Used in Investing Activities	(44,312,360)	(92,415,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	-0-	53,760,000
Net Proceeds on short term borrowing	23,229,143	32,684,692
Principal Payments of Mortgages and Loans	(3,448,553)	(8,648,831)
Financing Costs on Debt	(440,745)	(994,183)
Proceeds from Issuance of Common Stock, net of reinvestments	21,750,265	22,831,429
Proceeds from Exercise of Stock Options	16,260	-0-
Preferred Dividends Paid	(5,667,441)	(5,667,441)
Common Dividends Paid, net of reinvestments	(10,596,078)	(8,510,922)
Net Cash Provided by Financing Activities	24,842,851	85,454,744

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,957,890)	(3,248,349)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	7,615,143	11,035,824
CASH AND CASH EQUIVALENTS-END OF PERIOD	$2,657,253	$7,787,475

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates eighty-eight manufactured home communities containing approximately 15,100 developed homesites. The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company also invests in securities of other Real Estate Investment Trusts (“REITs”). The Company intends to limit the portfolio to be no more than approximately 15% of our gross assets.

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (“the Code”), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. The Company is subject to franchise taxes in some of the states in which the Company owns property.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $180,025 and $742,920 have been recognized for the three and nine months ended September 30, 2014, respectively and $227,702 and $637,079 for the three and nine months ended September 30, 2013, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2014:

2014
Dividend yield	7.14%
Expected volatility	27.12%
Risk-free interest rate	2.23%
Expected lives	8
Estimated forfeitures	-0-

The weighted-average fair value of options granted during the nine months ended September 30, 2014 was $0.98.

As of September 30, 2014, there were options outstanding to purchase 1,321,000 shares. There were 2,254,000 shares available for grant under the 2013 Stock Option and Stock Award Plan, as amended. During the nine months ended September 30, 2014, options to one participant to purchase a total of 3,000 shares were exercised. During the nine months ended September 30, 2014, options to eleven participants to purchase a total of 108,000 shares expired or forfeited. The aggregate intrinsic value of options outstanding as of September 30, 2014 was $425,243. As of September 30, 2013, there were options outstanding to purchase 1,095,000 shares and 2,618,000 shares were available for grant under the Company’s 2013 Stock Option and Stock Award Plan, as amended.

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

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 9/30/14
Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$10,564,384
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$12,360,674

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage. The interest rate swap agreements are net settled monthly. The Company has designated these derivatives as cash flow hedges and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets. To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of September 30, 2014 and December 31, 2013, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges. As a result, the fair value of these derivatives of $(442) and $(39,840), respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Common stock equivalents resulting from stock options in the amount of 50,628 and 48,033 shares for the three and nine months ended September 30, 2014, respectively, are included in the diluted weighted shares outstanding. Common stock equivalents resulting from stock options in the amount of -0- and 70,154 shares for the three and nine months ended September 30, 2013, respectively, are included in the diluted weighted shares outstanding. For the nine months ended September 30, 2014 and 2013, options to purchase 1,125,000 and 504,000 shares, respectively, were antidilutive.

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

On July 14, 2014, the Company acquired 4 Pennsylvania manufactured home communities for $12,200,000. These 4 all-age communities are located in the Pittsburgh metropolitan area and contain a total of 336 developed homesites situated on approximately 239 acres. The average occupancy for these communities is 84%. The Company assumed a mortgage loan with a balance of approximately $8.6 million. Interest is at a fixed rate of 4.975%. This mortgage matures on July 1, 2023. In addition, the Company used cash received from the additional borrowing from Sun National Bank for the remaining balance of the purchase price (See Note 5).

On July 28, 2014, the Company acquired 2 manufactured home communities for $5,400,000. These 2 all age communities are located in Ohio and contain a total of 258 developed homesites that are situated on 39 acres. The average occupancy for these communities is 91%. The Company took down an additional $5.0 million on its Credit Facility for the acquisition of the two communities.

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the result of the acquired assets are included in the statements of operations from the dates of acquisition. The following table summarizes the estimated fair value of the assets acquired for the nine months ended September 30, 2014:

At Acquisition Date
Assets Acquired:
Land	$4,810,300
Depreciable Property	37,674,248
Other	65,452
Total Assets Acquired	$42,550,000

The purchase price allocations are preliminary and may be adjusted as final costs and valuations are determined.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company owns a portfolio of securities of other REITs with a fair market value of $62,367,121 at September 30, 2014. At September 30, 2014, the portfolio consists of 34% preferred stock and 66% common stock. During the nine months ended September 30, 2014, the Company sold securities with a cost of $6,225,975 and recognized a Gain on Sale of $1,272,803. The Company also made purchases of $7,880,763 in Securities Available for Sale. Of this amount, the Company made total purchases of 92,232 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $857,927 or weighted average cost of $9.30 per share. The Company owned 1,967,378 common shares of MREIC as of September 30, 2014 at a total cost of $16,349,402 and a fair market value of $19,909,869.

As of September 30, 2014, the Company had total net unrealized gains of $2,574,129 in its REIT securities portfolio. The Company held nine securities that had unrealized losses as of September 30, 2014. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at September 30, 2014:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Preferred Stock	$ -0-	$ -0-	$ 246,000	$ (4,000)
Common Stock	18,383,826	(1,830,594)	1,433,250	(391,653)
Total	$ 18,383,826	$ (1,830,594)	$ 1,679,250	$ (395,653)

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss
4	$ 3,599,400	$ (83,567)	1-5%
2	6,592,000	(693,930)	6-10%
2	8,438,426	(1,057,097)	11-15%
1	1,433,250	(391,653)	21%
9	$ 20,063,076	$ (2,226,247)

The Company has determined that these securities are temporarily impaired as of September 30, 2014. The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

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

On July 14, 2014, the Company assumed approximately $8.6 million in a mortgage loan on its 4 community acquisition. The interest rate on this mortgage is fixed at 4.975%. This mortgage matures on July 1, 2023.

During the nine months ended September 30, 2014, the Company borrowed an additional $5.0 million on its revolving line of credit with Sun National Bank for the acquisition of the four manufactured home communities located in Pennsylvania.

On September 29, 2014, the Company entered into a new revolving line of credit with Ocean First Bank (“Ocean First Line”) secured by the Company’s eligible notes receivable. The maximum availability on this line is $10.0 million. Interest is at a variable rate of prime plus 50 basis points (0.5%) and matures on June 1, 2017. This line replaces the revolving line of credit with Sun National Bank, which was fully repaid with proceeds from the Ocean First Line. As of September 30, 2014, the Ocean First Line was fully utilized.

During the nine months ended September 30, 2014, the Company increased the availability on the revolving credit agreements with GE Commercial Distribution Finance Corporation, Customers Bank, 21st Mortgage Corporation (“21st Mortgage”) and Northpoint Commercial Finance to $18.5 million to finance inventory purchases, of which $9.6 million was utilized.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On September 15, 2014, the Company paid total cash dividends of $4,125,060 or $0.18 per share to common shareholders of record as of close of business on August 15, 2014, of which $460,828 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (DRIP). Total dividends paid to our common shareholders for the nine months ended September 30, 2014 amounted to $11,969,762 of which $1,373,684 was reinvested.

During the nine months ended September 30, 2014, the Company received, including dividends reinvested of $1,373,684, a total of $23,123,949 from its DRIP. There were 2,489,577 new shares issued under the DRIP.

On October 1, 2014, the Company declared a dividend of $0.18 per share to be paid December 15, 2014 to common shareholders of record as of close of business on November 17, 2014.

8.25% Series A Cumulative Redeemable Preferred Stock

On September 15, 2014, the Company paid $1,889,147 in dividends or $0.515625 per share for the period from June 1, 2014 through August 31, 2014 to preferred shareholders of record as of close of business on August 15, 2014. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $2.0625 per share. Total dividends paid to our preferred shareholders for the nine months ended September 30, 2014 amounted to $5,667,441.

On October 1, 2014, the Company declared a dividend of $0.515625 per share for the period from September 1, 2014 through November 30, 2014 to be paid on December 15, 2014 to preferred shareholders of record as of close of business on November 17, 2014.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial Assets and Liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial Assets and Liabilities was determined using the following inputs at September 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2014:
Securities Available for Sale - Preferred stock	$21,430,376	$21,430,376	$-0-	$-0-
Securities Available for Sale - Common stock	40,936,745	40,936,745	-0-	-0-
Interest Rate Swap (1)	(442)	-0-	(442)	-0-
Total	$62,366,679	$62,367,121	$(442)	$-0-

As of December 31, 2013:
Securities Available for Sale - Preferred stock	$24,536,942	$24,536,942	$-0-	$-0-
Securities Available for Sale - Common stock	34,718,000	34,718,000	-0-	-0-
Interest Rate Swap (1)	(39,840)	-0-	(39,840)	-0-
Total	$59,215,102	$59,254,942	$(39,840)	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of Variable Rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2014, the fair and carrying value of Fixed Rate Mortgages Payable amounted to $152,783,169 and $152,996,058, respectively. The fair value of Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation have a material adverse effect on the financial position or results of operations.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City. All homes owned by us were fully restored as were the homes of all residents who elected to make repairs. On May 9, 2011, we were notified that a lawsuit had been filed in the United States District Court for the Western District of Tennessee on behalf of a purported class of all individuals of Mexican national origin who are current or former residents of Memphis Mobile City. The complaint alleges various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. The magistrate judge ruled that plaintiffs who had signed a security agreement with an arbitration clause would be obligated to arbitrate while the other plaintiffs would not.  The plaintiffs have filed a statement of alleged damages for each member of the purported class.  In connection with a hearing on our Motion to Dismiss, the court ordered the plaintiffs to amend their Complaint to plead their claims with specificity.  Plaintiffs filed an amended Complaint containing allegations substantially similar to the initial Complaint.  We filed a Motion to Dismiss the amended Complaint which plaintiffs opposed.  After oral argument, the Magistrate Judge issued a Report and Recommendation granting the motion in part and denying it in part.  We filed an appeal from the Report and Recommendation on September 4, 2014, and Plaintiffs’ filed a response to our appeal.  This litigation is ongoing.

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

In November 2013, the Company entered into an agreement with 21st Mortgage under which the Company may refer purchasers of homes sold by us to 21st Mortgage to provide financing for their home purchases. We do not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers referred by us under the agreement, and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, we have agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of September 30, 2014, there were forty-seven transactions under this agreement with a total original loan amount of approximately $2.2 million.

The Company has entered into a definitive agreement to purchase one manufactured home community with a total of approximately 141 developed homesites.  This community is located in Pennsylvania.   The purchase price of this community totals approximately $3.8 million.  Subject to satisfactory due diligence, we anticipate closing this transaction during the first quarter of 2015.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2014 and 2013 was $7,833,953 and $6,038,861, respectively.  Interest cost capitalized to Land Development was $194,273 and $215,865 for the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, the Company assumed mortgages totaling approximately $26.7 million for the acquisition of 12 communities.

During the nine months ended September 30, 2014 and 2013, the Company had Dividend Reinvestments of $1,373,684 and $1,395,927, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On October 6, 2014, the Company entered into an agreement with 21st Mortgage under which 21st Mortgage will finance the Company’s purchase of a maximum of 500 rental units. These loans will be at an interest rate of 6.99%, with an origination fee of 2% on new units and 3% on existing units. These loans will have a 10 year term. As of October 31, 2014, no rental units have been financed under this agreement.

On October 7, 2014, the Company amended the employment agreement with Eugene W. Landy, Chairman of the Board, effective October 1, 2014. Mr. Landy’s current base salary was $175,000, which had remained unchanged since January 1, 2004. This amendment increased Mr. Landy’s base salary to $250,000.

On October 30, 2014, the Company obtained a $4,000,000 loan from Two River Community Bank, secured by 1,000,000 shares of MREIC common stock. This loan is at an interest rate of 4.625%, with interest only payments through October 2017, and matures on October 30, 2019.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2013 and through September 30, 2014. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2013, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) community Operating Expenses; (c) Interest Expense resulting from the assumed increase in mortgages and Loans Payable related to the new acquisitions; (d) Depreciation Expense related to the new acquisitions; and (e) Net Income (Loss) Attributable to Common Shareholders which has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
Rental and Related Income	$16,473,000	$15,654,000	$48,659,000	$46,281,000
Community Operating Expenses	8,673,000	8,648,000	26,176,000	24,386,000
Net Income (Loss) Attributable to Common Shareholders	(1,299,000)	(1,704,000)	(3,655,000)	(770,000)
Net Income (Loss) Attributable to Common Shareholders per Share:
Basic	$(0.05)	$(0.09)	$(0.17)	$(0.04)
Diluted	$(0.05)	$(0.09)	$(0.17)	$(0.04)
19

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

The Company is a self-administered, self-managed, REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities – leasing sites on an annual or month-to-month basis to private manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to qualified residents and prospective residents of our communities. During the nine months ended September 30, 2014, the Company acquired 14 manufactured home communities located in Ohio and Pennsylvania with a total of 1,612 developed homesites for a total purchase price of $42,550,000. As of September 30, 2014, the Company owned eighty-eight manufactured home communities containing approximately 15,100 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company also invests in securities of other REITs.

The Company’s income primarily consists of Rental and Related Income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes as well as sales finance operations.

Current economic indicators show signs of continued moderate recovery in the US economy and activity in our communities has recently increased. Overall occupancy has increased from 81.3% at year-end 2013 to 82.2% currently. Current occupancy reflects 2014 acquisitions of approximately 1,600 sites with a weighted-average occupancy of 76.3%. Year over year, same store occupancy has increased from 81.3% in the third quarter of 2013 to 83.3% currently. UMH sales of new homes have been adversely impacted by new governmental lending standards which require, among other things, proof of sufficient income to service home financings. This has caused us to emphasize our home rental operations. UMH has increased its rental unit ownership by 36% from 1,628 units in September 2013 to 2,207 units in September 2014. Total rental and related income has increased as a result of adding these additional 600 new rental units. This trend is continuing. We intend to add more rental units throughout 2014, as demand dictates. Occupied rental units represent approximately 16.4% of total occupied sites at quarter end. Occupancy in rental units continues to be strong and is currently at 91.3%. It is our intention to continue to convert renters to new homeowners in the future.

The Company also holds a portfolio of securities of other REITs with a fair value of $62,367,121 at September 30, 2014, which earns Dividend and Interest Income. At September 30, 2014, the dividends received from our securities investments were at a weighted-average yield of approximately 6.6%. During the nine months ended September 30, 2014, the Company recognized Gains on Sales of Securities of $1,272,803. At September 30, 2014, the Company had Net Unrealized Gains of $2,574,129 in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company intends to continue to increase its manufactured home community investments. In 2012 and 2013, we added thirty-four manufactured home communities, encompassing approximately 4,500 developed homesites, to our portfolio. On March 13, 2014, the Company acquired 8 manufactured home communities for $24,950,000. These 8 all-age communities total 1,018 sites and are situated on approximately 270 acres. These communities are all located in Ohio. The average occupancy for these communities at closing was approximately 70%. On July 14, 2014, we acquired four manufactured home communities located in Pennsylvania with a total of 336 sites for $12,200,000. On July 28, 2014, we acquired two manufactured home communities located in Ohio with a total of 258 sites for $5,400,000. We have also entered into a definitive agreement to purchase one manufactured home community with a total of approximately 141 developed homesites located in Pennsylvania for a purchase price of approximately $3.8 million.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments. We currently have the potential to fill 2,800 vacancies. Housing demand in the energy-rich Marcellus and Utica shale regions where a substantial amount of our communities are located is expected to be particularly strong in the years to come and we intend to focus our acquisitions in those regions.

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

Changes In Results Of Operations

Rental and Related Income increased 17% from $13,992,765 for the three months ended September 30, 2013 to $16,356,269 for the three months ended September 30, 2014. Rental and Related Income increased 19% from $39,390,342 for the nine months ended September 30, 2013 to $46,971,953 for the nine months ended September 30, 2014. This was primarily due to the acquisitions made during 2013 and 2014, and an increase in rental home income. We have added approximately 600 rental units from September 30, 2013 to September 30, 2014. Total rental units amounted to 2,207 and 1,628 at September 30, 2014 and 2013, respectively. Occupied rental units amounted to 2,014 and 1,503 at September 30, 2014 and 2013, respectively. Overall occupancy has increased to 82.2% for the nine months ended September 30, 2014. Same store occupancy has increased 200 basis points from 81.3% at September 30, 2013 to 83.3% at September 30, 2014.

Sales of manufactured homes remained relatively stable at $2,198,513 and $2,261,201 for the quarters ended September 30, 2014 and 2013, respectively. Sales of manufactured homes amounted to $5,580,742 and $6,387,844 for the nine months ended September 30, 2014 and 2013, respectively. During the first three quarters of 2014, the Company sold approximately 95 homes into our communities. Government regulations continue to hinder the sales market which has caused us to emphasize our rental homes operations. Cost of Sales of manufactured homes amounted to $1,678,733 and $1,843,231 for the quarters ended September 30, 2014 and 2013, respectively. Cost of Sales of manufactured homes amounted to $4,389,345 and $5,344,231 for the nine months ended September 30, 2014 and 2013, respectively. Selling Expenses amounted to $856,784 and $550,345 for the quarters ended September 30, 2014 and 2013, respectively. Selling Expenses amounted to $2,329,599 and $1,489,207 for the nine months ended September 30, 2014 and 2013, respectively. These increases in Selling Expenses are due to increased advertising costs and salaries related to retail sales centers. By the end of 2014, we expect to have four well-located retail sales centers that can sell homes both inside and outside of our communities. Setting these sales centers up and staffing them requires a capital investment. We believe these sales centers have the potential to generate positive results going forward. Loss from the Sales Operations (defined as Sales of Manufactured Homes less Cost of Sales of Manufactured homes less Selling Expenses) amounted to $337,004 or 15% of total sales and $132,375 or 6% of total sales for the quarters ended September 30, 2014 and 2013, respectively. Loss from the Sales Operations amounted to $1,138,202 or 20% of total sales and $445,594 or 7% of total sales for the nine months ended September 30, 2014 and 2013, respectively. The gross profit (defined as Sales of Manufactured Homes less Cost of Sales of Manufactured Homes) percentage was 24% and 18% for the quarters ended September 30, 2014 and 2013, respectively. The gross profit percentage was 21% and 16% for the nine months ended September 30, 2014 and 2013, respectively. This increase was the result of an increase in sales prices. The Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities.

Community Operating Expenses increased 13% from $7,623,566 for the quarter ended September 30, 2013 to $8,608,897 for the quarter ended September 30, 2014. Community Operating Expenses increased 23% from $20,490,055 for the nine months ended September 30, 2013 to $25,238,452 for the nine months ended September 30, 2014. This increase was primarily due to the acquisitions made during 2013 and 2014, the increase in rental units and expenses relating to the severe winter weather experienced in the Northeast.

General and Administrative Expenses decreased 16% from $1,688,095 for the quarter ended September 30, 2013 to $1,416,920 for the quarter ended September 30, 2014. This decrease was primarily due to a decrease in compensation costs, including bonuses and stock option grants, and to pension costs in 2013 to one participant who was of retirement age which was recognized at time of grant. General and Administrative Expenses increased 5% from $4,425,483 for the nine months ended September 30, 2013 to $4,631,899 for the nine months ended September 30, 2014. This increase was primarily due to an increase in director fees and contributions to our 401(k) plan.

Franchise Taxes increased 27% from $66,000 for the quarter ended September 30, 2013 to $84,000 for the quarter ended September 30, 2014. Franchise Taxes increased 27% from $198,000 for the nine months ended September 30, 2013 to $252,000 for the nine months ended September 30, 2014. This increase was primarily due to the acquisitions during 2013 and 2014.

Acquisition Costs increased 102% from $94,711 for the quarter ended September 30, 2013 to $190,942 for the quarter ended September 30, 2014. Acquisition Costs decreased 50% from $957,488 for the nine months ended September 30, 2013 to $476,121 for the nine months ended September 30, 2014. Acquisition Costs relate to transaction, due diligence and other related costs associated with the acquisition of the communities.

Depreciation Expense increased 28% from $3,069,509 for the quarter ended September 30, 2013 to $3,941,218 for the quarter ended September 30, 2014. Depreciation Expense increased 30% from $8,468,603 for the nine months ended September 30, 2013 to $11,051,344 for the nine months ended September 30, 2014. This increase was primarily due to the acquisitions and increase in rental homes during 2013 and 2014.

Interest Income remained relatively stable for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2014.

Dividend Income increased 11% from $895,577 for the quarter ended September 30, 2013 to $995,284 for the quarter ended September 30, 2014. Dividend Income increased 23% from $2,494,222 for the nine months ended September 30, 2013 to $3,059,359 for the nine months ended September 30, 2014. This increase was primarily due to the increase in the average balance of Securities Available for Sale from $55.8 million at September 30, 2013 to $60.8 million at September 30, 2014.

Gain on Sales of Securities Transactions, net amounted to $57,346 and $112,915 for the quarters ended September 30, 2014 and 2013, respectively. Gain on Sales of Securities Transactions, net amounted to $1,272,803 and $3,793,925 for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, the Company had net unrealized holding gains of $2,574,129 in its REIT securities portfolio.

Interest Expense increased 29% from $2,136,730 for the quarter ended September 30, 2013 to $2,763,511 for the quarter ended September 30, 2014. Interest Expense increased 31% from $5,707,864 for the nine months ended September 30, 2013 to $7,502,164 for the nine months ended September 30, 2014. This increase is primarily due to an increase in the average balance of mortgages and loans payable due to the new community acquisitions in 2013 and 2014. The average balance for the nine months ended September 30, 2014 and 2013 was approximately $233.0 million and $158.2 million, respectively. The weighted average interest rate increased from 4.4% at September 30, 2013 to 4.8% as September 30, 2014.

Amortization of Financing Costs increased 47% from $87,990 for the quarter ended September 30, 2013 to $128,946 for the quarter ended September 30, 2014. Amortization of Financing Costs increased 51% from $255,370 for the nine months ended September 30, 2013 to $384,387 for the nine months ended September 30, 2014. This increase is primarily due to the assumption of mortgages associated with the acquisitions completed in 2013 and 2014.

Income from Community Operations (defined as Rental and Related Income less Community Operating Expenses) increased 22% from $6,369,199 for the quarter ended September 30, 2013 to $7,747,372 for the quarter ended September 30, 2014. Income from Community Operations increased 15% from $18,900,287 for the nine months ended September 30, 2013 to $21,733,501 for the nine months ended September 30, 2014. This increase was primarily due to the acquisitions during 2014 and 2013, and to the addition of new rental units.

Changes in Financial Condition

Total Investment Property and Equipment increased 19% or $70,124,727 during the nine months ended September 30, 2014.  This increase was primarily due to the acquisitions of 14 communities with an aggregate purchase price of $42,550,000, which included approximately 94 rental units. The Company also added approximately 400 rental units to its existing communities.

Securities Available for Sale increased 5% or $3,112,179 during the nine months ended September 30, 2014.  The increase was due to the purchases of Securities Available for Sale of $7,880,763 and an increase in the unrealized gain of $1,457,391 which was offset by sales with a cost of $6,225,975.

Inventory of Manufactured Homes increased 13% or $1,833,084 during the nine months ended September 30, 2014. With the increase in communities and the expansion of our rental program, the Company is purchasing new homes for sales or rent.

Mortgages Payable increased 14% or $23,221,896 during the nine months ended September 30, 2014. This increase was due to the assumption of new mortgages totaling approximately $26,670,449 partially offset by principal repayments of $3,448,553.

Loans Payable increased 47% or $23,229,143 during the nine months September 30, 2014. This increase was mainly due to the drawdown of an additional $10.0 million on the Credit Facility for the acquisition of the 8 communities, the drawdown of an additional $5.0 million on the revolving line of credit with Sun National Bank to fund the acquisition of four communities in July 2014 and the drawdown of an additional $4.0 million to finance inventory purchases. In September 2014, the revolving line of credit with Sun National Bank was replaced with the $10.0 million Ocean First Line. These increases were offset by a decrease of approximately $800,000 on our margin loan.

The Company raised $23,123,949 from the issuance of common stock in the DRIP during the nine months ended September 30, 2014, which included dividend reinvestments of $1,373,684. Dividends paid on the common stock for the nine months ended September 30, 2014 were $11,969,762, of which $1,373,684 were reinvested. Dividends paid on the preferred stock for the nine months ended September 30, 2014 were $5,667,441.

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

Current economic indicators show signs of continued moderate recovery in the US economy. The affordability and geographic location of our homes should enable the Company to perform well despite the challenging economy. While the recent recession has proven difficult, manufactured home communities are considered to be more stable than other housing types because of their low site rents and lower-priced homes and rental units.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities, borrow on its lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets.

Net Cash provided by Operating Activities amounted to $14,511,619 and $3,712,476 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company had Cash and Cash Equivalents of $2.7 million, Securities Available for Sale of $62.4 million and $8.9 million available on its revolving lines of credit for the financing of home sales and the purchase of inventory. The Company owns 88 properties, of which 28 are unencumbered. These non-mortgaged properties, the marketable securities and the lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

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

The Company’s FFO and Core FFO for the three and nine months ended September 30, 2014 and 2013 are calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13

Net Income (Loss) Attributable to Common Shareholders	$(1,259,876)	$(1,088,270)	$(2,993,256)	$902,386
Depreciation Expense	3,941,218	3,069,509	11,051,344	8,468,603
(Income) Loss on Sales of Depreciable Assets	26,843	(82,489)	3,292	(17,580)
FFO Attributable to Common Shareholders	2,708,185	1,898,750	8,061,380	9,353,409
Acquisition Costs	190,942	94,711	476,121	957,488
Core FFO Attributable to Common Shareholders	$2,899,127	$1,993,461	$8,537,501	$10,310,897

The Company’s Core FFO excluding the net Gain on Sales of Securities Transactions for the three and nine months ended September 30, 2014 and 2013 is calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13

Core FFO Attributable to Common Shareholders	$2,899,127	$1,993,461	$8,537,501	$10,310,897
Less: Gain on Sales of Securities Transactions, net	57,346	112,915	1,272,803	3,793,925
Core FFO, excluding net Gain on Sales of Securities Transactions Attributable to Common Shareholders	$2,841,781	$1,880,546	$7,264,698	$6,516,972

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	2014	2013

Operating Activities	$14,511,619	$3,712,476
Investing Activities	(44,312,360)	(92,415,569)
Financing Activities	24,842,851	85,454,744

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
28

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
31

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: October 31, 2014 By /s/ Samuel A. Landy

Samuel A. Landy, President and Chief Executive Officer, its principal executive officer

DATE: October 31, 2014 By /s/ Anna T. Chew

Anna T. Chew, Vice President and

Chief Financial Officer, its principal financial officer and principal accounting officer

