Form 10-K
period 2014-12-31
UMH PROPERTIES, INC.
filed 2015-03-11
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer Accelerated filer X

Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2014 was $225,271,985. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2014 was $201,579,890.

The number of shares outstanding of issuer's common stock as of March 2, 2015 was 24,888,499 shares.

Documents Incorporated by Reference:

- Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2015 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2014.

-	Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).
1

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

Item 10 – Directors, Executive Officers and Corporate Governance 46

Item 11 – Executive Compensation 49

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 – Certain Relationships and Related Transactions, and Director Independence 62

Item 14 – Principal Accounting Fees and Services 63

PART IV 64

Item 15 – Exhibits, Financial Statement Schedules 64

SIGNATURES 112

PART I

Item 1 – Business

General Development of Business

In this Form 10-K, “we”, “us”, “our”, or “the Company”, refers to UMH Properties, Inc., together with its predecessors and subsidiaries, unless the context requires otherwise.

UMH Properties, Inc. operates as a qualified real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (the Code). The Company had elected REIT status effective January 1, 1992 and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

The Company was incorporated in the state of New Jersey in 1968. On September 29, 2003, the Company changed its state of incorporation from New Jersey to Maryland by merging with and into a Maryland corporation, with the approval of the Company’s shareholders at the Company’s annual meeting on August 14, 2003.

Narrative Description of Business

The Company derives its income primarily from real estate rental operations. Its primary business is the ownership and operation of manufactured home communities – leasing manufactured home sites to private manufactured home owners. The Company also leases homes to residents, and through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), conducts manufactured home sales in its communities.

As of December 31, 2014, the Company owns and operates eighty-eight manufactured home communities containing approximately 15,000 developed sites.  The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.  On January 21, 2015, the Company acquired one manufactured home community located in Pennsylvania for approximately $3,800,000. This all-age community contains 141 home sites and is situated on approximately 40 acres. The average occupancy for this community is approximately 96%. With this purchase, UMH now owns eighty-nine manufactured home communities consisting of approximately 15,200 developed sites.

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

Manufactured homes are accepted by the public as a viable and economically attractive alternative to common stick-built single-family housing. The affordability of the modern manufactured home makes it a very attractive housing alternative. Depending on the region of the country, construction cost per square foot for a new manufactured home averages anywhere from 10 percent to 50 percent less than a comparable site-built home, excluding the cost of land. This is due to a number of factors, including volume purchase discounts and inventory control of construction materials and control of all aspects of the construction process, which generally produce a more efficient and streamlined process as compared to a site-built home.

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

Typically, our leases are on an annual or month-to-month basis, renewable upon the consent of both parties. The community manager interviews prospective residents, collects rent and finance payments, ensures compliance with community regulations, maintains public areas and community facilities and is responsible for the overall appearance of the community. The manufactured home community, once fully occupied, historically tends to achieve a stable rate of occupancy. The cost and effort in moving a home once it is located in a community encourages the owner of the manufactured home to resell the manufactured home rather than to remove it from the community. This ability to produce relatively predictable income streams, together with the location of the community, its condition and its appearance, are factors in the long-term appreciation of the community.

Inherent in the operation of a manufactured home community is the development, redevelopment, and expansion of our communities. The Company sells and finances the sale of manufactured homes in our communities through S&F. S&F was established to potentially enhance the value of our communities. The home sales business is operated like other homebuilders with sales centers, model homes, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners.

The Company also owns a portfolio of investment securities, which the Company generally limits to no more than approximately 15% of its undepreciated assets.

As of December 31, 2014, the Company had approximately 260 employees, of which the Company shares 1 officer (Chairman of the Board) and 2 additional employees (Controller and Director of Investor Relations) with a related entity, Monmouth Real Estate Investment Corporation (MREIC). The Controller and the Director of Investor Relations time was allocated 70% to MREIC and 30% to the Company. Effective January 1, 2015, the Company reduced the number of employees it shares with MREIC to 1 officer (Chairman of the Board) and 1 additional employee (Director of Investor Relations). Allocations of salaries and benefits are based on the amount of the employees’ time dedicated to each company. Some general and administrative expenses, including office rent, are allocated between the Company and MREIC based on use or services provided. Effective January 2015, MREIC obtained a separate lease and office rent is no longer allocated between the Company and MREIC.

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

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during 2014 and, as of December 31, 2014, the Company does not own any of its own shares.

The Company also invests in equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. As of December 31, 2014, the Company had borrowings of $19,392,382 under its margin line at 2.0% interest. The securities portfolio provides the Company with additional income and, to the extent not pledged to secure borrowings, provides the Company with liquidity. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk and market price risk relating to equity securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk; however, this has not occurred during any periods presented. At December 31, 2014 and 2013, the Company had $63,555,961 and $59,254,942, respectively, of securities available for sale. Included in these securities are Preferred Stock of $19,045,983 and $24,536,942 at December 31, 2014 and 2013,

respectively. The unrealized net gain on securities available for sale at December 31, 2014 and 2013 amounted to $5,079,921 and $1,116,738, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2015 will be approximately $7 million. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

As of March 2, 2015, the Company had approximately 260 employees, including Officers. During the year, the Company hires approximately 30 part-time and full-time temporary employees as grounds keepers, lifeguards, and for emergency repairs.

Financial Information

Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. For required financial information related to our operations and assets, please refer to our consolidated financial statements, including the notes thereto, included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report.

Available Information

Additional information about the Company can be found on the Company’s website which is located at www.umh.com.  The Company makes available, free of charge, on or through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). You can also read and copy any materials the Company files with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A – Risk Factors

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our shareholders could be materially and adversely affected and the market price per share of our stock could decline significantly. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

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

Environmental liabilities could affect our profitability. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under or in such property, as well as certain other potential costs relating to hazardous or toxic substances. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. A conveyance of the property, therefore, does not relieve the owner or operator from liability. As a current or former owner and operator of real estate, we may be required by law to investigate and clean up hazardous substances released at or from the properties we currently own or operate or have in the past owned or operated. We may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities. We are not aware of any environmental liabilities relating to our investment properties which would have a material adverse effect on our business, assets, or results of operations. However, we cannot assure you that environmental liabilities will not arise in the future and that such liabilities will not have a material adverse effect on our business, assets or results of operation.

Of the eighty-nine manufactured home communities we currently operate, thirty-five have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies. Currently, we are not subject to radon or asbestos monitoring requirements.

Additionally, in connection with the management of the properties or upon acquisition or financing of a property, the Company authorizes the preparation of Phase I or similar environmental reports (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. Based upon such environmental reports and the Company’s ongoing review of its properties, as of the date of this Annual Report, the Company is not aware of any environmental condition with respect to any of its properties which it believes would be reasonably likely to have a material adverse effect on its financial condition and/or results of operations. However, these reports cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more properties.

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

We may amend our business policies without stockholder approval. Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although our Board of Directors has no present intention to change or reverse any of these policies, they may be amended or revised without notice to stockholders. Accordingly, stockholders may not have control over changes in our policies. We cannot assure you that changes in our policies will serve fully the interests of all stockholders.

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

We may not have sufficient cash available from operations to pay distributions to our stockholders, and, therefore, distributions may be made from borrowings. The actual amount and timing of distributions to our stockholders will be determined by our Board of Directors in its discretion and typically will depend on the amount of cash available for distribution, which will depend on items such as current and projected cash requirements, limitations on distributions imposed by law on our financing arrangements and tax considerations. As a result, we may not have sufficient cash available from operations to pay distributions as required to maintain our status as a REIT. Therefore, we may need to borrow funds to make sufficient cash distributions in order to maintain our status as a REIT, which may cause us to incur additional interest expense as a result of an increase in borrowed funds for the purpose of paying distributions.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service. Furthermore, we would no longer be required to make any distributions to our stockholders as a condition to REIT qualification. Any distributions to noncorporate stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions generally would be subject to a top federal tax rate of 15% through 2014. Corporate distributees would in that case generally be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected. In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding sharesof stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the application of the law in certain circumstances and the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

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

We may be unable to comply with the strict income distribution requirements applicable to REITs. To maintain qualification as a REIT under the Code, a REIT must annually distribute to its stockholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed, because deductions may be disallowed or limited or because the IRS may make a determination that adjusts reported income. In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply which could adversely affect our financial condition. If we fail to make a required distribution, we could cease to be taxed as a REIT.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. As of December 31, 2014, the Company owns eighty-eight manufactured home communities containing approximately 15,000 developed sites. The following is a brief description of the properties owned by the Company. There is a long-term trend toward larger manufactured homes. Manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. The rents collectible from the land ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number.

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Vacant	Monthly Rent Per
Name of Community	Sites	at 12/31/14	Percentage	Developed	Acreage	Site at 12/31/14

Allentown	435	400	92%	76	-0-	$407
4912 Raleigh-Millington Road
Memphis, TN 38128

Auburn Estates	44	41	93%	13	-0-	$335
919 Hostetler Road
Orrville, OH 44667

Birchwood Farms	143	107	75%	28	-0-	$389
8057 Birchwood Drive
Birch Run, MI 48415

Broadmore Estates	389	256	66%	93	19	$391
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	171	137	80%	37	2	$381
89 Valley Drive
Berwick, PA 18603

Brookview Village	128	117	91%	45	29	$445
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Carsons	131	116	89%	14	4	$351
649 North Franklin St. Lot 105
Chambersburg, PA 17201

Cedarcrest	283	273	96%	71	30	$556
1976 North East Avenue
Vineland, NJ 08360

Chambersburg I & II	98	87	89%	11	-0-	$342
5368 Philadelphia Ave Lot 34
Chambersburg, PA 17201

Chelsea	84	81	96%	12	-0-	$394
459 Chelsea Lane
Sayre, PA 18840

City View	58	52	90%	20	2	$268
110 Fort Granville Lot C5
Lewistown, PA 17044
16

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Vacant	Monthly Rent Per
Name of Community	Sites	at 12/31/14	Percentage	Developed	Acreage	Site at 12/31/14

Clinton Mobile Home Resort	116	116	100%	23	1	$344
60 N State Route 101
Tiffin, OH 44883

Collingwood	103	87	84%	20	-0-	$390
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	159	125	79%	31	1	$260
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	150	97	65%	36	28	$286
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	144	110	76%	27	-0-	$283
6605 State Route 5
Ravenna, OH 44266

Countryside Village	349	258	74%	89	63	$322
200 Early Road
Columbia, TN 38401

Cranberry Village	190	175	92%	36	-0-	$516
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	98	83	85%	19	-0-	$357
459 Chelsea Lane
Sayre, PA 18840

Cross Keys Village	132	96	73%	21	2	$382
259 Brown Swiss Circle
Duncansville, PA 16635

Dallas Mobile Home Community	145	124	86%	21	-0-	$250
1104 N 4th Street
Toronto, OH 43964

Deer Meadows	101	74	73%	22	8	$280
1291Springfield Road
New Springfield, OH 44443

D & R Village	237	224	95%	44	-0-	$504
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	55	53	96%	10	3	$295
425 Medina Street
Lodi, OH 44254

Evergreen Manor	79	40	51%	7	-0-	$285
26041 Aurora Avenue
Bedford, OH 44146

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Vacant	Monthly Rent Per
Name of Community	Sites	at 12/31/14	Percentage	Developed	Acreage	Site at 12/31/14

Evergreen Village	51	46	90%	10	4	$295
9249 State Route 44
Mantua, OH 44255

Fairview Manor	318	312	98%	66	132	$555
2110 Mays Landing Road
Millville, NJ 08332

Forest Creek	167	154	92%	37	-0-	$401
885 E. Mishawaka Road
Elkhart, IN 46517

Forest Park Village	251	205	82%	79	-0-	$453
102 Holly Drive
Cranberry Township, PA 16066

Frieden Manor	193	185	96%	42	22	$398
102 Frieden Manor
Schuylkill Haven, PA 17972

Green Acres	24	22	92%	6	-0-	$355
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	38	97%	9	-0-	$542
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	106	92%	19	-0-	$310
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	404	263	65%	79	-0-	$383
109 Main Street
Inkerman, PA 18640

Highland	246	211	86%	42	-0-	$337
1875 Osolo Road
Elkhart, IN 46514
Highland Estates	318	299	94%	98	65	$480
60 Old Route 22
Kutztown, PA 19530

Hillside Estates	90	71	79%	29	21	$291
1033 Marguerite Lake Road
Greensburg, PA 15601
Holiday Mobile Village	274	242	88%	36	29	$432
201 Grizzard Avenue
Nashville, TN 37207
Hudson Estates	173	96	55%	19	-0-	$260
100 Keenan Road
Peninsula, OH 44264
18

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Vacant	Monthly Rent Per
Name of Community	Sites	at 12/31/14	Percentage	Developed	Acreage	Site at 12/31/14

Independence Park	96	63	66%	36	14	$320
355 Route 30
Clinton, PA 15026

Kinnebrook	228	191	84%	66	8	$502
351 State Route 17B
Monticello, NY 12701

Lake Sherman Village	237	196	83%	54	43	$378
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	218	151	69%	43	-0-	$354
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	62	52	84%	13	-0-	$307
11563 Back Massillon Road
Orrville, OH 44667

Maple Manor	316	236	75%	71	-0-	$348
18 Williams Street
Taylor, PA 18517

Meadowood	125	110	88%	20	-0-	$341
9555 Struthers Road
New Middletown, OH 44442

Melrose Village	294	234	80%	71	-0-	$296
4400 Melrose Drive, Lot 301
Wooster, OH 44691

Melrose West	30	29	97%	27	3	$300
4455 Cleveland Road
Wooster, OH 44691

Memphis Mobile City*	156	-0-	0%	22	-0-	$-0-
3894 N. Thomas Street
Memphis, TN 38127

Monroe Valley	44	41	93%	11	-0-	$426
1 Sunflower Drive
Ephrata, PA 17522

Moosic Heights	147	133	90%	35	-0-	$350
118 1st Street
Avoca, PA 18641

Mountaintop	39	38	97%	11	2	$495
1 Sunflower Drive
Ephrata, PA 17522

Mountain View**	-0-	-0-	N/A	-0-	220	$-0-
Van Dyke Street
Coxsackie, NY

* Community was closed due to an unusual flooding throughout the region in May 2011. We are currently working on plans for the redevelopment of this community.

** We are currently seeking site plan approvals for 253 sites for this property.

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Vacant	Monthly Rent Per
Name of Community	Sites	at 12/31/14	Percentage	Developed	Acreage	Site at 12/31/14

Oak Ridge Estates	205	199	97%	40	-0-	$400
1201 Country Road 15 (Apt B)
Elkhart, IN 46514

Oakwood Lake Village	79	73	92%	40	-0-	$381
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	127	122	96%	15	-0-	$341
26875 Bagley Road
Olmsted Falls, OH 44138

Oxford Village	224	220	98%	59	3	$582
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village/Pine Manor	178	146	82%	50	30	$486
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	218	143	66%	38	-0-	$338
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	72	65%	21	9	$353
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	465	272	58%	101	-0-	$389
485 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	232	161	69%	60	-0-	$334
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	91	74	81%	30	2	$315
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	67	45	67%	17	66	$370
1198 Rostraver Road
Belle Vernon, PA 15012

Sandy Valley Estates	364	234	64%	102	10	$362
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	210	203	97%	25	-0-	$404
1508 Dickerson Road #L1
Nashville, TN 37207

Somerset Estates/Whispering Pines	252	200	79%	74	24	$320/$430
1873 Husband Road
Somerset, PA 15501

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Vacant	Monthly Rent Per
Name of Community	Sites	at 12/31/14	Percentage	Developed	Acreage	Site at 12/31/14

Southern Terrace	118	118	100%	26	4	$290
1229 State Route 164
Columbiana, OH 44408

Southwind Village*	250	241	96%	36	-0-	$387-$650
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	148	117	79%	37	24	$333
7140-29 Selby Road
Athens, OH 45701

Suburban Estates	200	186	93%	36	-0-	$338
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	107	76%	25	2	$289
3305 Summit Road
Ravenna, OH 44266

Sunny Acres	207	200	97%	55	2	$333
272 Nicole Lane
Somerset, PA 15501

Sunnyside	71	61	86%	8	-0-	$614
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	129	126	98%	32	-0-	$461
512 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	140	99%	21	-0-	$392
27216 Cook Road Lot 1-A
Olmsted Township, OH 44138

Twin Pines	238	188	79%	48	3	$373
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	75	64	85%	13	16	$305
32 Valley High Lane
Ruffs Dale, PA 15679

Valley Hills	272	200	74%	66	67	$282
4364 Sandy Lake Road
Ravenna, OH 44266

Valley View I	105	99	94%	19	-0-	$436
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	44	43	98%	7	-0-	$453
1 Sunflower Drive
Ephrata, PA 17522

* Community subject to local rent control laws.

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Vacant	Monthly Rent Per
Name of Community	Sites	at 12/31/14	Percentage	Developed	Acreage	Site at 12/31/14

Valley View – Danboro	233	221	95%	31	-0-	$597
1081 North Easton Road
Doylestown, PA 18902

Valley View – Honey Brook	147	139	95%	28	13	$530
1 Mark Lane
Honey Brook, PA 19344

Waterfalls Village	199	157	79%	35	-0-	$488
3450 Howard Road Lot 21
Hamburg, NY 14075

Weatherly Estates	270	266	99%	41	-0-	$410
271 Weatherly Drive
Lebanon, TN 37087

Woodland Manor	148	75	51%	77	-0-	$332
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village*	156	134	86%	14	-0-	$584-$665
265 Route 35
Eatontown, NJ 07724

Wood Valley	160	85	53%	31	56	$322
2 West Street
Caledonia, OH 43314

Youngstown Estates	90	59	66%	14	59	$324
999 Balmer Road
Youngstown, NY 14174

Total	15,041	12,243	82%(1)	3,249	1,142	$393(2)

* Community subject to local rent control laws. (1) Does not include vacant sites at Memphis Mobile City.
(2) Weighted average monthly rent per site.

Exclusive of the vacant sites at Memphis Mobile City, the Company’s occupancy rate has increased from 81.5% at December 31, 2013 to 82.3% at December 31, 2014.

In connection with the operation of its communities, the Company operates approximately 2,600 rental units. These are homes owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income on both the home and the site which might otherwise be non-income producing. The Company sells the rental homes when the opportunity arises.

The Company has approximately 880 additional sites in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $448,000,000 (at original cost) in manufactured home properties. These consist of eighty-eight separate manufactured home communities and related improvements. No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Port Royal Village with 465 developed sites, Allentown with 435 developed sites, Heather Highlands with 404 developed sites, Broadmore Estates with 389 developed sites, Sandy Valley Estates with 364 developed sites, Countryside Village with 349 developed sites, Highland Estates with 318 developed sites, Fairview Manor with 318 developed sites, and Maple Manor with 316 developed sites.

Mortgages on Properties

The Company has mortgages on various properties. The maturity dates of these mortgages range from the years 2015 to 2023. Interest rates vary from fixed rates of 4.0% to 12.75% and variable rates of prime plus 1.0% to LIBOR plus 2.25%. The weighted-average interest rate on our mortgages was approximately 4.78% at December 31, 2014. The aggregate balances of these mortgages total $182,670,854 at December 31, 2014. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

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

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to March 2, 2012, the Company’s shares were listed on the NYSE Amex (symbol: UMH). The per share range of high and low quotes for the Company’s stock and distributions paid to shareholders for each quarter of the last two years are as follows:

	2014			2013
	High	Low	Distribution	High	Low	Distribution

First Quarter	$9.95	$9.01	$ 0.18	$10.98	$9.94	$ 0.18
Second Quarter	10.11	9.57	0.18	11.55	10.04	0.18
Third Quarter	10.41	9.31	0.18	11.25	9.20	0.18
Fourth Quarter	10.11	9.01	0.18	10.70	9.01	0.18
			$0.72			$0.72

On March 2, 2012, the Company transferred the listing of its common and preferred stock from the NYSE Amex to the New York Stock Exchange (NYSE). The Company has retained its stock symbols (UMH) for the common shares and (UMH-PA) for the preferred shares.

On March 2, 2015, the closing price of the Company’s stock was $9.58.

As of March 2, 2015, there were approximately 1,028 registered shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2014 and 2013, total distributions paid by the Company for common stock amounted to $16,285,828 or $0.72 per share ($0.01114 taxed as ordinary income, $0.00265 taxed as capital gains and $0.70621 as a return of capital) and $13,563,471 or $0.72 per share ($0.12844 taxed as ordinary income, $0.05835 taxed as capital gains and $0.53321 as a return of capital), respectively.

It is the Company’s intention to continue making comparable quarterly distributions. On January 21, 2015, the Board of Directors declared a cash dividend of $0.18 per share to be paid on March 16, 2015 to common shareholders of record as of the close of business on February 17, 2015. Future dividend policy will depend on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

As of December 31, 2014, the Company had outstanding 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, par value $0.10 per share, with an aggregate liquidation preference of $91,595,000 (Series A Preferred Stock). The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up, senior to our common stock and equal to any equity securities that we may issue in the future, the terms of which specifically provide that such equity securities rank equal to the Series A Preferred Stock. We are required to pay cumulative dividends on the Series A Preferred Stock in the amount of $2.0625 per share each year, which is equivalent to 8.25% of the $25.00 liquidation value per share. The Series A Preferred Stock is traded on the NYSE.

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

For the year ended December 31, 2014, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share ($1.66551 taxed as ordinary income and $0.39699 taxed as capital gains). For the year ended December 31, 2013, total distributions paid by the Company for preferred stock, before accrued dividends, amounted to $7,556,588 or $2.0625 per share ($1.418164 taxed as ordinary income and $0.644336 taxed as capital gains).

On January 21, 2015, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2014 through February 28, 2015, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 16, 2015 to preferred shareholders of record as of the close of business on February 17, 2015. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

Issuer Purchases of Equity Securities

On January 21, 2015, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. There have been no purchases under the repurchase program to date.

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

The following table summarizes information, as of December 31, 2014, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	1,301,000	$10.34	2,260,000
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A
Total	1,301,000	$10.34	2,260,000

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five years to the FTSE NAREIT All Equity REIT’s published by the National Association of Real Estate Investment Trusts (NAREIT) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on December 31, 2009 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

250
200
150
100
50
0
Dollars
100
130
128
115
137
127
117
164
151
136
180
170
147
216
205
161
2009
2010
2011
2012
2013
2014
YEAR ENDED DECEMBER 31,
UMH PROPERTIES, INC.
FTSE NAREIT ALL REIT
S & P 500

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2014. This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	2014	2013	2012	2011	2010
Operating Data:

Rental and Related Income	$63,886,010	$53,477,893	$38,012,231	$32,990,219	$27,877,470
Sales of Manufactured Homes	7,545,923	8,727,214	8,815,533	6,323,135	6,133,494
Total Income	71,431,933	62,205,107	46,827,764	39,313,354	34,010,964
Community Operating Expenses	33,592,327	29,140,920	20,564,286	17,758,332	14,870,694
Loss Relating to Flood	-0-	-0-	-0-	984,701	-0-
Total Expenses	64,521,158	58,009,654	44,214,508	36,797,740	30,520,846
Interest Income	2,098,974	2,186,387	2,027,969	1,991,180	2,817,059
Dividend Income	4,065,986	3,481,514	3,243,592	2,512,057	1,762,609
Gain on Securities Transactions, net	1,542,589	4,055,812	4,092,585	2,692,649	3,931,880
Interest Expense	10,194,472	7,849,835	5,803,172	5,744,567	5,183,296
Gain (Loss) on Sales of Investment
Property and Equipment	7,313	18,803	(41,481)	28,873	(8,244)
Net Income	4,237,803	5,836,823	6,474,057	3,696,263	6,668,915
Net Income (Loss) Attributable to
Common Shareholders	(3,318,785)	(1,719,765)	1,749,339	2,039,497	6,668,915
Net Income Per Share
Basic	0.19	0.31	0.40	0.25	0.52
Diluted	0.19	0.31	0.40	0.25	0.52
Net Income (Loss) Attributable to
Common Shareholders Per Share
Basic	(0.15)	(0.09)	0.11	0.14	0.52
Diluted	(0.15)	(0.09)	0.11	0.14	0.52

Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$24,326,461	$11,238,088	$9,087,749	$8,410,892	$6,481,751
Investing Activities	(56,033,767)	(110,365,339)	(66,985,675)	(39,765,028)	(33,894,219)
Financing Activities	32,174,955	95,706,570	60,135,727	34,491,139	28,553,703

Balance Sheet Data:

Total Investment Property	$448,164,459	$365,824,412	$253,490,055	$191,252,542	$168,590,072
Total Assets	478,268,976	407,979,974	300,281,215	223,944,536	188,780,515
Mortgages Payable	182,670,854	160,639,944	108,871,352	90,282,010	90,815,777
Series A Preferred Stock	91,595,000	91,595,000	91,595,000	33,470,000	-0-
Total Shareholders’ Equity	208,827,105	190,585,737	174,985,248	105,877,205	71,927,753

Other Information:

Average Number of Shares Outstanding
Basic	22,496,103	18,724,321	16,197,339	14,506,679	12,767,904
Diluted	22,539,708	18,789,662	16,260,225	14,562,018	12,822,644
Funds from Operations (1)	$11,837,322	$9,943,156	$9,147,978	$7,972,962	$11,193,185
Core Funds from Operations (1)	$12,320,844	$11,398,698	$10,010,147	$9,218,126	$11,640,762
Cash Dividends Per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72
27

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

The Company’s FFO and Core FFO Attributable to Common Shareholders are calculated as follows:

	2014	2013	2012	2011	2010

Net Income (Loss) Attributable to Common Shareholders	$(3,318,785)	$(1,719,765)	$1,749,339	$2,039,497	$6,668,915
Loss (Gain) on Sales of Depreciable Assets	(7,313)	(18,803)	41,481	(28,873)	8,244
Depreciation Expense	15,163,420	11,681,724	7,357,158	5,962,338	4,516,026
FFO Attributable to Common Shareholders	11,837,322	9,943,156	9,147,978	7,972,962	11,193,185
Acquisition Costs	483,522	1,455,542	862,169	260,463	447,577
Loss Relating to Flood (1)	-0-	-0-	-0-	984,701	-0-

Core FFO Attributable to Common Shareholders	$12,320,844	$11,398,698	$10,010,147	$9,218,126	$11,640,762

(1) Represents loss relating to flood at Memphis Mobile City.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

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

The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on a month-to-month or annual basis to private manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to residents and prospective residents of our communities.

Our communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica shale regions. During the year ended December 31, 2014, we have purchased fourteen manufactured home communities with ten located in Ohio and four located in Pennsylvania, for an aggregate purchase price of $42,550,000. These acquisitions added approximately 1,600 developed sites to our portfolio, bringing our total to eighty-eight communities containing approximately 15,000 developed sites. On January 21, 2015, we acquired an additional community located in Pennsylvania for approximately $3,800,000. With this purchase, we now own eighty-nine manufactured home communities consisting of approximately 15,200 developed sites.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes.  In 2014, total income has increased 15% from the prior year and income from community operations has increased 24% from the prior year, primarily due to the acquisitions in 2013 and 2014.  Occupancy has increased from 81.5% at December 31, 2013 to 82.3% at December 31, 2014.  Same site occupancy has increased from 81.5% at December 31, 2013 to 83.2% at December 31, 2014. Sales of manufactured homes continue to be disappointing and have not yet returned to pre-recession levels.  Many of our customers still face difficulties in selling their existing homes. Despite historically low interest rates, tight underwriting standards have kept a number of potential buyers out of the site-built market. This, coupled with limited wage growth, has consumers gravitating toward renting versus owning. During 2014, we have added a net of approximately 800 rental units to selected communities as well as acquired approximately 100 rental units with fiscal 2014 community acquisitions. Rental home occupancy is at 91.5%. Occupied rental units represent approximately 19.6% of total occupied sites. We intend to convert renters to new homeowners in the future.

Revenues also include interest and dividend income and net gain on securities transactions. The Company holds a portfolio of securities of other REITs with a fair value of $63,555,961 at December 31, 2014. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets.   The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.  The Company invests in these securities on margin from time to time when the Company can achieve an adequate yield spread. As of December 31, 2014, the Company has borrowings of $19,392,382 under its margin line at 2.0% interest. As of December 31, 2014, the Company’s portfolio consisted of 30% REIT preferred stocks and 70% REIT common stocks. The Company’s weighted-average yield on the securities portfolio was approximately 6.1% at December 31, 2014. The Company realized a net gain of $1,542,589 on sale of securities transactions in 2014 as compared to a net gain of $4,055,812 during 2013. At December 31, 2014, the Company had unrealized gains of $5,079,921 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities for investment on a long-term basis.

The Company continues to strengthen its balance sheet. During 2014, the Company raised approximately $33 million in new capital through its Dividend Reinvestment and Stock Purchase Plan. This capital was used to purchase communities, purchase rental homes and pay down certain loans and mortgages. The weighted average interest rate on our mortgage debt was 4.8% at December 31, 2014 compared to 4.5% at December 31, 2013.

At December 31, 2014, the Company had approximately $8.1 million in cash and cash equivalents, and $15 million potentially available on our credit facility pursuant to an accordion feature. We also had $10.2 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory, and the ability to finance approximately 500 rental units. In addition, we held $63.6 million in marketable REIT securities encumbered by $19.4 million in margin loans. In general, the Company may borrow up to 50% of the value of the marketable securities.

The Company intends to continue to increase its real estate investments. In 2013 and 2014, we have added a total of thirty-one manufactured home communities to our portfolio, encompassing approximately 4,300 developed sites. We have also entered into definitive agreements to purchase three manufactured home communities, including the community which was purchased in January 2015, with a total of approximately 465 developed home sites located in Pennsylvania for a purchase price of approximately $9.1 million.  We have been positioning ourselves for future growth and will continue to seek opportunistic investments in 2015.  The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing.

There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities.

The Company believes that funds generated from operations, funds generated from the dividend reinvestment and stock purchase plan (DRIP), and the funds available on the credit facility and the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2014, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company generally holds REIT securities long-term and has the ability and intent to hold securities to recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.

The Company’s securities consist primarily of common and preferred stock of other REITs. These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities are classified among three categories: Held-to-maturity, trading and available-for-sale. As of December 31, 2014 and 2013, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in net unrealized holding gains and losses are reflected as comprehensive income.

Other

Estimates are used when accounting for the allowance for doubtful accounts for our rents and loans receivable, potentially excess and obsolete inventory and contingent liabilities, among others. These estimates are susceptible to change and actual results could differ from these estimates. The effects of changes in these estimates are recognized in the period they are determined.

Results of Operations

Acquisitions in 2014

On March 13, 2014, the Company acquired 8 Ohio manufactured home communities for a purchase price of $24,950,000. These 8 all-age communities contain a total 1,018 developed home sites situated on approximately 270 acres. The average occupancy for these communities at closing was approximately 70%. The Company assumed mortgages totaling approximately $18,100,000 in connection with this acquisition. The weighted average interest rate on these mortgages is fixed at 6.74%. Approximately $8.9 million matures on May 1, 2016 and the remaining balance matures on February 1, 2018.

On July 14, 2014, the Company acquired 4 Pennsylvania manufactured home communities for a purchase price of $12,200,000. These 4 all-age communities are located in the Pittsburgh metropolitan area and contain a total of 336 developed home sites situated on approximately 239 acres. The average occupancy for these communities at closing was approximately 84%. The Company assumed a mortgage loan with a balance of approximately $8,600,000 in connection with this acquisition. Interest is at a fixed rate of 4.975%. This mortgage matures on July 1, 2023.

On July 28, 2014, the Company acquired 2 Ohio manufactured home communities for a purchase price of $5,400,000. These 2 all age communities contain a total of 258 developed home sites situated on approximately 39 acres. The average occupancy for these communities at closing was approximately 91%.

Acquisitions in 2013

On March 1, 2013, the Company acquired 10 manufactured home communities for $67,500,000. These 10 all-age communities total 1,854 developed home sites situated on approximately 400 acres. There are five communities located in Indiana, four communities located in Pennsylvania, and one community located in Michigan. The average occupancy for these communities at closing was approximately 85%. The Company obtained a $53,760,000 mortgage loan. The Company also included 3 additional communities in this mortgage. Interest on the mortgage loan is fixed at 4.065%. This mortgage loan matures on March 1, 2023.

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

On November 6, 2013, the Company acquired 5 manufactured home communities, 4 communities located in Ohio and 1 community located in New York, for an aggregate purchase price of $11,800,000. These five all-age communities contain a total of 519 developed home sites situated on approximately 200 total acres.  The average occupancy for these communities at closing was approximately 82%.  The Company assumed a $7,700,000 mortgage loan.  This mortgage is at a fixed interest rate of 4.75% and matures on December 6, 2022.

2014 vs. 2013

Rental and related income increased from $53,477,893 for the year ended December 31, 2013 to $63,886,010 for the year ended December 31, 2014, or 19%. This increase was due to the acquisitions during 2013 and 2014, and an increase in rental rates, occupancy and rental homes.

The Company has been raising rental rates by approximately 2% to 6% annually at certain communities. Other communities received no increases. Occupancy, as well as the ability to increase rental rates, directly affects revenues. Exclusive of the vacant sites at Memphis Mobile City, the Company’s occupancy rate has increased from 81.5% at December 31, 2013 to 82.3% at December 31, 2014. Same store occupancy has increased from 81.5% at December 31, 2013 to 83.2% at December 31, 2014. Some of the Company’s vacant sites resulted from expansions completed before the downturn in the economy. The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and generate increased revenues. In the current environment, the demand for rental homes is high. As of December 31, 2014, we had approximately 2,600 rental homes with an occupancy of 91.5%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates.

Sales of manufactured homes decreased from $8,727,214 for the year ended December 31, 2013 to $7,545,923 for the year ended December 31, 2014, or 14%. The number of homes sold decreased from 164 homes in 2013 to 134 homes in 2014. There were 69 new homes sold in 2014 as compared to 96 in 2013. Cost of sales of manufactured homes decreased from $7,204,410 for the year ended December 31, 2013 to $5,832,540 for the year ended December 31, 2014, or 19%. Selling expenses increased from $1,985,834 for the year ended December 31, 2013 to $2,983,376 for the year ended December 31, 2014, or 50%. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) increased from $640,019 for the year ended December 31, 2013 to $1,881,936 for the year ended December 31, 2014. The losses on sales include selling expenses of approximately $3.0 million for the year ended December 31, 2014. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Selling expenses in 2014 also include additional costs associated with the opening of sales lots. Adverse conditions have continued to slow the manufactured housing industry and the broader housing market in the U.S.  The inability of our customers to sell their current homes, limited wage growth new licensing laws, including the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act) and the Dodd–Frank Wall Street Reform and Consumer Protection, have all negatively impacted our sales. However, the Company is optimistic about future sales and rental prospects given the fundamental need for housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

Community operating expenses increased from $29,140,920 for the year ended December 31, 2013 to $33,592,327 for the year ended December 31, 2014, or 15%. This increase was due to the acquisitions during 2013 and 2014. Additionally, the Company incurred additional non-recurring expenses relating to deferred maintenance at a number of our acquisitions.

General and administrative expenses remained relatively stable for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Acquisition costs, relating to the transaction, due diligence and other related costs associated with the acquisitions of communities, decreased from $1,455,542 for the year ended December 31, 2013 to $483,522 for the year ended December 31, 2014, or 67%. This decrease was due to the decrease in acquisitions in 2014 with an aggregate purchase price of $42,550,000 as compared to 2013 with an aggregate purchase price of $88,270,000.

Depreciation expense increased from $11,681,724 for the year ended December 31, 2013 to $15,163,420 for the year ended December 31, 2014, or 30%. This increase was primarily due to the acquisitions during 2013 and 2014.

Interest income remained relatively stable for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Dividend income increased from $3,481,514 for the year ended December 31, 2013 to $4,065,986 for the year ended December 31, 2014, or 17%. This increase is due to the increase in the balance of securities from $59,254,942 at December 31, 2013 to $63,555,961 at December 31, 2014. The Company’s weighted-average yield on the securities portfolio was approximately 6.1% and 7.0% as of December 31, 2014 and 2013, respectively.

Gain on sale of securities transactions, net consists of the following:

	Year Ended December 31,
	2014	2013

Gross realized gains	$1,555,656	$4,284,934
Gross realized losses	(13,067)	(229,122)

Total Gain on Sale of Securities Transactions, net	$1,542,589	$4,055,812

The Company had an accumulated net unrealized gain on its securities portfolio of $5,079,921 as of December 31, 2014.

Other income increased from $211,051 for the year ended December 31, 2013 to $328,888 for the year ended December 31, 2014, or 56%. This increase was primarily due to new contracts with cable companies at a number of communities where we received upfront fees from $75 to $125 for each occupied home site. The Company is also eligible to receive additional amounts based on the number of new customers generated by the cable company at the community.

Interest expense increased from $7,849,835 for the year ended December 31, 2013 to $10,194,472 for the year ended December 31, 2014, or 30%. This increase is primarily due to the new mortgage loans for the community acquisitions in 2014. The average balance of mortgages payable was approximately $172 million during 2014 as compared to approximately $135 million during 2013. The weighted-average interest rate on these mortgages was 4.8% at December 31, 2014 as compared to 4.5% at December 31, 2013.

Amortization of financing costs increased from $462,362 for the year ended December 31, 2013 to $522,250 for the year ended December 31, 2014, or 13%. This increase is primarily due to the assumption of mortgages associated with the acquisitions completed in 2013 and 2014.

Income from Community Operations (defined as Rental and Related Income less Community Operating Expenses) increased from $24,336,973 for the year ended December 31, 2013 to $30,293,683 for the year ended December 31, 2014, or 24%. This increase was due to the acquisitions during 2013 and 2014, and an increase in rental rates, occupancy and rental homes.

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

General and administrative expenses increased from $5,374,516 for the year ended December 31, 2012 to $6,541,224 for the year ended December 31, 2013, or 22%. This was primarily due to an increase in personnel and personnel costs and directors fees. Over the past four years, the Company has doubled in size, based on total number of home sites. Additionally, compensation costs of $150,000 relating to pension costs and a one-time charge of $142,000 for a stock option grant of 100,000 shares to one participant who is of retirement age was recognized at time of approval and therefore the entire amount of measured compensation cost has been recognized. In addition, the Company granted an additional 292,000 of stock options to employees during 2013.

Acquisition costs, relating to the transaction, due diligence and other related costs associated with the acquisitions of communities increased from $862,169 for the year ended December 31, 2012 to $1,455,542 for the year ended December 31, 2013, or 69%. This increase was due to the increase in acquisitions in 2013 with an aggregate purchase price of $88,270,000 as compared to 2012 with an aggregate purchase price of $47,600,000.

Depreciation expense increased from $7,357,158 for the year ended December 31, 2012 to $11,681,724 for the year ended December 31, 2013, or 59%. This increase was primarily due to the acquisitions during 2012 and 2013.

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

The Company had an accumulated net unrealized gain on its securities portfolio of $1,116,738 as of December 31, 2013.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2014:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages Payable	$182,670,854	$11,476,760	$55,904,088	$32,585,832	$82,704,174
Interest on Mortgages Payable	42,007,985	8,625,149	14,336,126	9,298,904	9,747,806
Loans Payable	77,439,230	8,375,131	45,115,156	4,132,381	19,816,562
Interest on Loans Payable	6,267,006	2,566,286	2,049,199	1,184,016	467,505
Operating Lease Obligations	56,000	56,000	-0-	-0-	-0-
Purchase of Properties	12,892,000	12,892,000	-0-	-0-	-0-
Retirement Benefits	600,000	50,000	100,000	-0-	450,000

Total	$321,933,075	$44,041,326	$117,504,569	$47,201,134	$113,186,046

Mortgages payable represents the principal amounts outstanding based on scheduled payments. The interest rates on these mortgages vary from fixed rates ranging from 4.0% to 12.75% and variable rates of prime plus 1.0% to LIBOR plus 2.25%. The weighted-average interest rate was approximately 4.78% at December 31, 2014.

Loans payable represents $35,000,000 outstanding on the Company’s unsecured line of credit with an interest rate ranging from LIBOR plus 2.00% to 2.75% or prime plus 1.00% to 1.75%, based on the Company’s overall leverage (interest rate of 2.91% as of December 31, 2014), $19,392,382 outstanding on its margin line with an interest rate of 2.0% at December 31, 2014, $8,323,300 outstanding on the Company’s revolving credit agreements to finance inventory with interest rates ranging from prime with a minimum of 6% to prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 6.62% as of December 31, 2014), $723,548 loans outstanding for the finance of rental homes with an interest rate of 6.99% at December 31, 2014, $4,000,000 outstanding on its commercial term loan with an interest rate of 4.625% at December 31, 2014, and $10,000,000 outstanding on the Company’s revolving line of credit secured by eligible notes receivables with an interest rate of prime plus 50 basis points (interest rate of 3.75% as of December 31, 2014).

Operating lease obligations represent a lease, with a related party, for the Company’s corporate offices. On May 1, 2010, the Company renewed this lease for an additional five-year term with monthly lease payments of $13,600 through April 30, 2013 and $14,000 through April 30, 2015. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Approximately 70% of the monthly lease payment plus its proportionate share of real estate taxes and common area maintenance was reimbursed by MREIC through 2014. Effective January 2015, MREIC obtained a separate lease and the Company will be responsible for 100% of the operating lease agreement.

Purchase of Properties represents the total purchase price of four communities under contract in Pennsylvania totaling 623 developed home sites. One acquisition of 141 home sites, with a purchase price of $3,800,000 was completed in January 2015. The remaining acquisitions are expected to close in the second quarter of 2015.

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

Liquidity and Capital Resources

The Company operates as a real estate investment trust deriving its income primarily from real estate rental operations. The Company’s principal liquidity demands have historically been, and are expected to continue to be, distribution requirements, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory, investment in debt and equity securities of other REITs, financing of manufactured home sales and payments of expenses relating to real estate operations.  The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), and access to the capital markets.

The Company has a DRIP, in which participants can purchase stock from the Company at a price of approximately 95% of market. During 2014, amounts received, including dividends reinvested of $1,858,491, totaled $32,792,239. During 2014, the Company distributed to our common shareholders a total of $16,285,828, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2015 will be comparable to 2014. In addition, the Company also paid $7,556,588 in preferred dividends.

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

The Company has the ability to finance home sales, inventory purchases and rental home purchases. On October 6, 2014, the Company entered into an agreement with 21st Mortgage Corporation (21st Mortgage) under which 21st Mortgage will finance the Company’s purchase of a maximum of 500 rental units. The Company also has a $10,000,000 revolving line of credit for the financing of homes, all of which was utilized at December 31, 2014, and revolving credit facilities totaling $18,500,000 to finance inventory purchases, of which $8,323,300 was utilized at December 31, 2014.

As of December 31, 2014, the Company had $8,082,792 of cash and cash equivalents and securities available for sale of $63,555,961 encumbered by $19,392,382 in margin loans and $15 million potentially available on our unsecured credit facility pursuant to an accordion feature. At December 31, 2014, the Company owns eighty-eight communities of which twenty-eight are unencumbered. The Company is in the process of financing/refinancing 10 communities for a total of approximately $55,000,000. Subsequent to year-end, the Company completed the financing/refinancing of 2 communities (See Note 15). The Company’s marketable securities, non-mortgaged properties, and lines of credit provide us with additional liquidity. The Company has been raising equity capital through its DRIP and through the issuance of preferred stock. The Company believes that funds generated from operations, the DRIP and capital market, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages.  During 2014, total investment property increased 23% or $82,340,047. The Company made acquisitions of fourteen manufactured home communities totaling approximately 1,612 developed sites at an aggregate purchase price of $42,550,000. These acquisitions were funded through the assumption of $26,670,449 of mortgages and the use of our unsecured credit facility. The Company plans to continue to acquire additional properties.  The funds for these acquisitions may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of common or preferred stock.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in rental homes and owns approximately 2,600 rental homes as of December 31, 2014. During 2014, rental homes increased by $29,916,900. The Company added approximately 800 net rental homes to selected communities to fill demand, including approximately 100 acquired with fiscal 2014 community acquisitions. The Company actively markets these rental homes for sale to existing residents. The Company estimates that in 2015 it will purchase approximately 500 manufactured homes to use as rental units for a total cost of approximately $20,000,000. Management believes that these manufactured homes will each generate approximately $300 per month in rental income in addition to lot rent.

Additionally, the Company invests in marketable debt and equity securities of other REITs. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.  The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets.  The securities portfolio increased 7% or $4,301,019 primarily due to purchases of $9,707,038, partially offset by sales of securities with a cost of $9,369,202 and an increase in the unrealized gain of $3,963,183. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. At December 31, 2014, $19,392,382 was outstanding on the margin loan at a 2.0% interest rate.

Net cash provided by operating activities amounted to $24,326,461, $11,238,088 and $9,087,749 for the years ended December 31, 2014, 2013 and 2012, respectively. These increases were primarily due to the increase in income from operations generated from the acquisitions and the increased rental homes.

Net cash used by investing activities amounted to $56,033,767, $110,365,339 and $66,985,675 for the years ended December 31, 2014, 2013 and 2012, respectively.  Cash flows used by investing activities in 2014 decreased as compared to 2013 primarily due to purchasing fewer manufactured home communities and securities available for sale in 2014 as compared to 2013.  Cash flows used by investing activities in 2013 increased as compared to 2012 primarily due to the purchases of manufactured home communities and rental homes.

Net cash provided by financing activities amounted to $32,174,955, $95,706,570 and $60,135,727 for the years ended December 31, 2014, 2013 and 2012, respectively.  Cash flows provided by financing activities in 2014 decreased as compared to 2013 primarily due to new mortgages in 2013 for the purchase of manufactured home communities.  Cash flows provided by financing activities in 2013 increased as compared to 2012 primarily due to proceeds from the issuance of preferred and common stock, new mortgages and proceeds from short-term borrowings, offset by principal payments of mortgages and loans and payment of preferred and common dividends.

Cash flow was primarily used for purchases of manufactured home communities, capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory and rental homes, loans to customers for the sales of manufactured homes, and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions and rental home purchases, the Company is budgeting approximately $7 million in capital improvements for 2015.

The Company’s significant commitments and contractual obligations relate to its mortgages payable, retirement benefits, purchases of property, and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has entered into definitive agreements to purchase four manufactured home communities with a total of approximately 623 developed home sites located in Pennsylvania for a purchase price of approximately $12.9 million.  One acquisition of 141 home sites, with a purchase price of $3,800,000 was completed in January 2015.

The Company has approximately 1,142 acres of undeveloped land which it could develop over the next several years. The Company continues to analyze the highest and best use of its vacant land.

As of December 31, 2014, the Company had total assets of $478,268,976 and total liabilities of $269,441,871. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The following table sets forth information as of December 31, 2014, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Weighted Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2015	-0-	-0-	6,803,625	6,803,625
2016	8,796,065	6.66%	-0-	8,796,065
2017	19,547,578	5.97%	22,663,770	42,211,348
2018	15,500,573	5.66%	989,773	16,490,346
2019	3,368,978	5.56%	-0-	3,368,978
Thereafter	105,000,492	4.54%	-0-	105,000,492
Total	$152,213,686	4.98%	$30,457,168	$182,670,854
Estimated Fair Value	$154,848,509		$30,457,168	$185,305,677

The Company’s variable rate long-term debt consists of four mortgage loans with a total balance of $30,457,168 as of December 31, 2014. Interest rates on these mortgages range from prime plus 1.0% to LIBOR plus 2.25%. To minimize the variability that changes in interest rates could have on its future cash flows, the Company has entered into two separate interest rate swap agreements. These interest rate swap agreements have the effect of fixing the interest rates relative to specific mortgage loans totaling approximately $22.7 million. The unrealized loss in fair value of the interest rate swap agreement amounted to $39,685 for the year ended December 31, 2014. The effective fixed interest rates on these two loans are 3.89% and 4.39%.

The Company's remaining variable rate mortgages totals approximately $7.8 million as of December 31, 2014. Interest rates on these mortgages range from prime plus 1% to LIBOR plus 2.25%. If prime or LIBOR increased or decreased by 1.0%, the Company believes its interest expense would have increased or decreased by approximately $78,000, based on the balance of the variable rate long-term debt outstanding at December 31, 2014.

On March 29, 2013, the Company entered into a $35 million Unsecured Revolving Credit Facility with Bank of Montreal (“Credit Facility”). The Company has the ability to increase the borrowing capacity by an amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement. The maturity date of the Credit Facility is March 29, 2016 with a one year extension available at the Company’s option. Borrowings under the Credit Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness. Borrowings bear interest at the Company’s option of LIBOR plus 2.00% to 2.75% or BMO’s prime lending rate plus 1.00% to 1.75%, based on the Company’s overall leverage. The Company incurs a fee on the unused commitment amount of up to 0.35% per annum. The Credit Facility replaced the Company’s previous $5.0 million unsecured line of credit. As of December 31, 2014, the balance outstanding on the Credit Facility was $35,000,000. Based on the current leverage ratio, interest on this borrowing is at LIBOR plus 2.75% for an interest rate of 2.91% as of December 31, 2014.

The Company also has approximately $18,300,000 in variable rate debt. This debt primarily consists of approximately $8.3 million outstanding on our inventory financing lines with interest rates ranging from prime with a minimum of 6% to prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 6.62% as of December 31, 2014) and $10 million outstanding on our revolving line of credit to finance home sales with an interest rate of prime plus 50 basis points (interest rate of 3.75% as of December 31, 2014). The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2014. In addition, the Company has approximately $724,000 loan outstanding for the financing of rental homes with an interest rate of 6.99% at December 31, 2014 and $4,000,000 outstanding on its commercial term loan with an interest rate of 4.625% at December 31, 2014.

The Company invests in equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets.  All securities are classified as available for sale and are carried at fair value. The Company obtains margin loans secured by its marketable securities. The interest rate on the margin account is the bank’s margin rate and was 2.0% at December 31, 2014 and 2013. There was $19,392,382 outstanding on the margin loans as of December 31, 2014. As of December 31, 2014, the value of marketable securities was $63,555,961. In general, the Company may borrow up to 50% of the value of the marketable securities.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2014	March 31	June 30	September 30	December 31

Total Income	$15,849,181	$18,148,732	$18,554,782	$18,879,238
Total Expenses	15,101,441	16,489,825	16,777,494	16,152,398
Other Income (Expense)	(156,907)	(228,377)	(1,121,174)	(1,173,827)
Net Income	568,189	1,476,725	629,271	1,563,618
Net Income (Loss) Attributable
to Common Shareholders	(1,320,958)	(412,422)	(1,259,876)	(325,529)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	(0.06)	(0.02)	(0.06)	(0.01)
Diluted	(0.06)	(0.02)	(0.06)	(0.01)

2013	March 31	June 30	September 30	December 31

Total Income	$13,426,295	$16,097,925	$16,253,966	$16,426,921
Total Expenses	12,240,957	14,196,653	14,935,457	16,636,587
Other Income (Expense)	2,977,034	(229,785)	(600,121)	(524,561)
Net Income	4,149,511	1,619,439	800,877	(733,004)
Net Income Attributable to
Common Shareholders	2,260,364	(269,708)	(1,088,270)	(2,622,151)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.13	(0.02)	(0.06)	(0.14)
Diluted	0.13	(0.02)	(0.06)	(0.14)

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2014 and 2013.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures  (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2014.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.   Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that we will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Management assessed the Company’s internal control over financial reporting as of December 31, 2014.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by COSO (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UMH Properties, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies,
New York, New York	A Division of O’Connor Davies, LLP

March 10, 2015

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

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The Company will file its definitive Proxy Statement for its 2015 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

The following are the Directors and Executive Officers of the Company as of December 31, 2014:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Jeffrey A. Carus	51	Presiding Director. Founder and Managing Partner of JAC Partners, LLC (2009 to present); Founder and Managing Member of JAC Management, LLC (1998 to present); Principal of Advalurem Group (2012). Mr. Carus’ extensive experience in real estate finance and investment is the primary reason, amongst many, why Mr. Carus serves on our Board.	2011	II
Anna T. Chew	56	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Interim Chief Financial Officer (March 2012 to July 2012), Treasurer (2010 to 2013), Chief Financial Officer (1991 to 2010) and Director (1993 to 2004, and 2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Ms. Chew’s extensive public accounting, finance and real estate industry experience is the primary reason, amongst many, why Ms. Chew serves on our Board.	1995	III

Matthew I. Hirsch	55	Independent Director. Attorney at Law (1985 to present) Law Office of Matthew I. Hirsch. Adjunct Professor of Law, Widener University School of Law (1993 to present). Mr. Hirsch’s experience with real estate transactions, legal issues relating to real estate and the real estate industry is the primary reason, amongst many, why Mr. Hirsch serves on our Board.	2013	II
Craig Koster	39	General Counsel (2015 to present), In-house Counsel (2012 to 2014). Attorney at Law (2001 to present); Assistant Corporation Counsel at the New York City Law Department (2007 to 2012).	N/A	N/A

Eugene W. Landy	81	Chairman of the Board (1995 to present), President and Chief Executive Officer (1969 to 1995), and Director. Attorney at Law; Founder, Chairman of the Board and Director (1968 to present), President and Chief Executive Officer (1968 to 2013) of Monmouth Real Estate Investment Corporation, an affiliated company. As our founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is the primary reason, amongst many, why Mr. Landy serves on our Board.	1969	III
46

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Michael P. Landy	52

Director. Executive Vice President (2010 to 2012), Vice President – Investments (2001 to 2010). President and Chief Executive Officer (2013 to present), Chief Operating Officer (2011 to 2013), Executive Vice President (2009 to 2010), Executive Vice President – Investments (2006 to 2009), Vice President – Investments (2001 to 2006) and Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Landy’s extensive experience in real estate finance, investment, capital markets and operations management is the primary reason, amongst many, why Mr. Landy serves on our Board.

			2011	I
Samuel A. Landy	54	President and Chief Executive Officer (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Landy’s role as our President and Chief Executive Officer and his extensive experience in real estate investment, operations management and REIT leadership is the primary reason, amongst many, why Mr. Landy serves on our Board.	1992	III

Stuart D. Levy	45	Independent Director. Vice President in the Real Estate Finance Group at Helaba-Landesbank Hessen-Thuringen (2006 to present). Mr. Levy’s extensive real estate background is the primary reason, amongst many, why Mr. Levy serves on our Board.	2011	III

James E. Mitchell	74	Independent Director. Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present). Mr. Mitchell’s extensive experience in real estate investment is the primary reason, amongst many, why Mr. Mitchell serves on our Board.	2001	I

Richard H. Molke	88	Independent Director. General Partner of Molke Family Limited Partnership (1994 to present). Mr. Molke’s extensive experience as an investor and in management is the primary reason, amongst many, why Mr. Molke serves on our Board.	1986	II

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Stephen B. Wolgin	60	Independent Director. Managing Director of U.S. Real Estate Advisors, Inc., a real estate advisory services group based in New York (2000 to present); Partner with the Logan Equity Distressed Fund (2007-present); Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis. Mr. Wolgin’s extensive experience as a real estate and finance consultant and experience in the real estate industry is the primary reason, amongst many, why Mr. Wolgin serves on our Board.	2007	I

(1) Class III, I and II Directors have terms expiring at the annual meetings of the Company’s shareholders to be held in 2015, 2016 and 2017, respectively, and when their respective successors are duly elected and qualify..

Family Relationships

There are no family relationships between any of the Directors or executive officers of the Company, with the exception of Samuel A. Landy, President, Chief Executive Officer and a Director of the Company, and Michael P. Landy, a Director of the Company, who are the sons of the Company’s founder, Eugene W. Landy, who is the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Stephen B. Wolgin (who serves as Chairman of the Audit Committee), James E. Mitchell, Jeffrey A. Carus and Stuart D. Levy. The Company’s Board of Directors has determined that Mr. Mitchell, Mr. Wolgin, Mr. Levy and Mr. Carus are “independent” as defined by the rules of the SEC and the listing standards of the NYSE, “financially literate” within the meaning of the rules of the NYSE and “audit committee financial experts” within the meaning of the rules of the SEC. The audit committee operates under the Audit Committee Charter which is available on the Company’s website at www.umh.com. The charter is reviewed annually for adequacy.

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

Item 11 – Executive Compensation

The Company will file its definitive Proxy Statement for its 2015 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption "ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the "Committee") of the Board has been appointed to discharge the Board's responsibilities relating to the compensation of the Company's executive officers. The Committee has the overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Committee's primary objectives include serving as an independent and objective party to review such compensation plans, policies and programs. The Committee has not retained or obtained the advice of a compensation committee consultant for determining or recommending the amount of executive or director compensation.

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2014, as well as certain other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the "named executive officers."

Compensation Philosophy and Objectives

The Committee believes that a well-designed compensation program should align the goals of the chief executive officer with the goals of the shareholders, and that a significant part of the executive's compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executive's individual performance in an effort to encourage increased individual contributions to the Company's performance. The compensation philosophy, as reflected in the Company's employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

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

The Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the Chairman of the Board and the President, as well as other named executive officers, including performance goals and objectives. The Committee annually evaluates performance of these executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative stockholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to named executive officers in prior years. The Committee uses the Residential Sector of the Real Estate Compensation Survey (the survey), produced under the guidance of the National Association of Real Estate Investment Trusts (NAREIT), as a guide to setting compensation levels. Participant company data is not presented in a manner that specifically identifies any named individual or company. This survey details compensation by position type and company size with statistical salary and bonus information for each position. The Company’s salary and bonus amounts are compared to the ranges presented for reasonableness. The Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to executives to meet or exceed established goals.

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

Role of Grants of Stock Options and Restricted Stock in Compensation Analysis

The Committee views the grant of stock options and restricted stock awards as a form of long-term compensation. The Committee believes that such grants promote the Company's goal of retaining key employees, and aligns the key employee's interests with those of the Company's shareholders from a long-term perspective. The number of options or shares of restricted stock granted to each employee is determined by consideration of various factors including, but not limited to, the employee’s contribution, title, responsibilities and years of service.

Role of Employment Agreements in Determining Executive Compensation

Most of the Company's currently employed named executive officers are parties to employment agreements. These agreements provide for base salaries, bonuses and customary fringe benefits. Other key elements of the Company’s compensation program for the named executive officers are stock options, restricted stock awards and perquisites and other benefits.  Each of these is addressed separately below.  In determining initial compensation, the Committee considers all elements of a named executive officer’s total compensation package in comparison to current market practices and other benefits.

Shareholder Advisory Vote

One way to determine if the Company’s compensation program reflects the interests of shareholders is through their non-binding vote. At the Annual Meeting of Shareholders held on June 12, 2014, the Company’s shareholders approved by their advisory vote the compensation of the named executive officers.

Consistent with both the Board of Directors’ recommendations and the results of the shareholder vote, the Company’s Board of Directors considered the recommendation of the shareholders and has determined that the Company (i) will not make any material changes to the manner in which executive compensation is awarded, and (ii) will hold advisory votes on the compensation of the Company’s named executive officers every three years.  Accordingly, the next stockholder advisory vote on executive compensation will be held at the Annual Meeting of Shareholders in June 2017.

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

Bonuses

In addition to the provisions for base salaries under the terms of their employment agreements, the President and Chief Executive Officer is entitled to receive an annual maximum cash bonus of up to 21% of base salary, based on the achievement of certain performance goals set by the Committee. In order to receive a bonus, FFO must have increased 3% during the year, or 9% over the three year contract period. The following are the performance goals for the President:

a. There shall be a minimum of 175 new home sales per year. (Bonus of 10% of base salary.)

b.	Occupancy to increase 1%, with not more than 10% of the increase being from rentals. (Bonus of 10% of base salary.)

c. Acquisition of at least 350 spaces per year. (Bonus of 7% of base salary.)

Bonuses awarded to the other named executive officers are recommended by the Chairman of the Board and the President and Chief Executive Officer and are approved by the Committee. The Company believes that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual.  In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, Funds From Operations (FFO), Core Funds From Operations (Core FFO), net income, growth in asset size, occupancy and total return to shareholders.  The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) excluding gains or losses from sales of property, plus depreciation and amortization.  The Company defines Core FFO as FFO plus acquisition costs. The Company considers FFO and Core FFO to be a meaningful, additional measures of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

Other factors considered include the employee’s title and years of service.  The employee’s title generally reflects the employee’s responsibilities and the employee’s years of service may be considered in determining the level of bonus in comparison to base salary.  The Committee has declined to use specific performance formulas with respect to the other named executive officers, believing that with respect to Company performance, such formulas do not adequately account for many factors, including, among others, the relative performance of the Company compared to its competitors during variations in the economic cycle, and that with respect to individual performance, such formulas are not a substitute for the subjective evaluation by the Committee of a wide range of management and leadership skills of each of the senior executives.

Stock Options and Restricted Stock Awards

Stock options and restricted stock awards are recommended by the Chairman of the Board and the President and Chief Executive Officer. In making its decisions, the Committee does not use an established formula or focus on a specific performance target.  The Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing real estate markets and other factors, may contribute to less favorable near term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Compensation Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Compensation Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties evidence appropriate risk management, including risks associated with real estate markets, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs.

In fiscal 2014, the Compensation Committee received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the number of options or restricted stock to be awarded. The factors that were considered in awarding the stock options and restricted stock included the following progress that was made by management:

  Located, acquired and integrated fourteen manufactured home communities without placing undue burden on liquidity;

  Achieved year-over-year portfolio growth of 12%, resulting in over 15,000 developed home sites;

  Increased occupancy from 81.5% to 82.3% and same store occupancy from 81.5% to 83.2%;

  Increased our portfolio of rental homes by 34% year-over-year, resulting in approximately 2,600 homes with an occupancy of 91.5%;

  Raised approximately $33 million in equity via the DRIP;

  Maintained a low weighted average interest rate at 4.8%;

  Managed general and administrative costs to an appropriate level; and

  Maintained cash distributions to shareholders;

The individual awards were allocated based on the named executive officers’ individual contributions to these accomplishments.    In addition, the awards were compared to each named officers’ total compensation and compared with comparable real estate investment trusts (REITs) using the annual Compensation Survey published by NAREIT as a guide for setting total compensation.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental disability insurance, at the Company's cost, as agreed to by the Company and the named executive officer. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2014, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

Payments upon Termination or Change in Control

In addition, the named executive officers' employment agreements each contain provisions relating to change in control events and severance upon termination for events other than for cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment

Agreements” provided below in Item 11 of this report. There are no other agreements or arrangements governing change in control payments.

Evaluation

Mr. Eugene Landy is employed under an amended employment agreement with the Company. Based on the Committee’s evaluation of his performance, his base compensation under his amended contract was increased from $175,000, which had remained unchanged since January 1, 2004, to $250,000 per year, effective October 1, 2014. Mr. Landy also received bonuses totaling $34,615 primarily based on performance, including growth of the Company. Additionally, Mr. Eugene Landy received $43,250 in director’s fees and fringe benefits. In evaluating Mr. Eugene Landy’s leadership performance, during 2011, the Committee awarded Mr. Eugene Landy an Outstanding Leadership Achievement Award (Award) in the amount of $250,000 per year for three years. This Award was to recognize Mr. Eugene Landy’s exceptional leadership as Chairman of the Board for over 40 years.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President and Chief Executive Officer, including FFO and Core FFO. Mr. Samuel Landy is under an employment agreement with the Company. His base compensation was $416,745 for 2014. Mr. Samuel Landy also received bonuses totaling $46,812 and director’s fees and fringe benefits totaling $53,450. Bonuses were primarily based upon achievement of certain performance goals.

Ms. Anna Chew is under an employment agreement with the Company. Her base compensation under this contract is $316,841 for 2014. Ms. Chew also received bonuses totaling $37,186 and director’s fees and fringe benefits totaling $53,450. Bonuses were based on performance, including growth of the Company, recommended by the Chairman of the Board and the President and Chief Executive Officer and approved by the Committee.

The Committee has also approved the recommendations of the Chairman of the Board and the President and Chief Executive Officer concerning the other named executives’ annual salaries, bonuses, option and restricted stock grants and fringe benefits.

In addition to its determination of the executive's individual performance levels for 2014, the Committee also compared the executive's total compensation for 2014 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above. The Company’s salary and bonus amounts were compared to the ranges presented for reasonableness.   The Company’s total compensation fell in the lowest range (25th percentile) of this survey.

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

Compensation Committee Report

The Compensation Committee (Compensation Committee) of the Board of Directors (Board) of UMH Properties, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Jeffrey A. Carus

Stuart D. Levy

James E. Mitchell

Stephen B. Wolgin

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2014, 2013 and 2012 to the named executive officers. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus	Option Awards (6)	Restricted Stock Awards (7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (8)	All Other Compensation	Total

Eugene W. Landy	2014	$193,750	$34,615	$ 98,000	$-0-	$-0-	$43,250 (1)	$369,615
Chairman of the	2013	175,000	331,731	142,000	-0-	150,000	37,625 (1)	836,356
Board	2012	175,000	250,000	-0-	123,490	58,573	38,552 (1)	645,615

Samuel A. Landy	2014	416,745	46,812	49,000	232,750	-0-	53,450 (2)	798,757
President and Chief	2013	385,000	180,800	71,000	-0-	-0-	47,625 (2)	684,425
Executive Officer	2012	378,000	89,792	-0-	250,790	-0-	38,925 (2)	757,507

Anna T. Chew (4)	2014	316,841	37,186	49,000	-0-	-0-	53,450 (2)	456,477
Vice President and	2013	301,754	121,053	71,000	-0-	-0-	47,625 (2)	541,432
Chief Financial Officer	2012	287,385	38,025	-0-	123,490	-0-	41,507 (2)	490,407

Craig Koster (5)	2014	136,592	10,077	4,900	-0-	-0-	3,145 (3)	154,174
General Counsel	2013	120,000	3,808	7,100	-0-	-0-	-0-	130,908
	2012	9,231	200	-0-	-0-	-0-	-0-	9,431

(1)	Represents Director’s fees of $43,250, $37,625 and $29,125 for 2014, 2013 and 2012, respectively, and fringe benefits.

(2)	Represents Director’s fees of $43,250, $37,625 and $29,125 for 2014, 2013 and 2012, respectively, fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(3)	Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)	Prior to July 2012, approximately 25% of her salary compensation was allocated to and reimbursed by MREIC, pursuant to a cost sharing agreement between the Company and MREIC. Effective July 2012, 100% of her salary compensation is allocated to the Company.

(5)	Mr. Koster joined the Company on November 26, 2012. Effective January 1, 2015, Mr. Koster was promoted to General Counsel.

(6)	These values were established using the Black-Scholes stock option valuation model. The following assumptions were used in the model for 2014: expected volatility of 27.12%; risk-free interest rate of 2.23%; dividend yield of 7.14%; expected life of the options of eight years; and forfeitures of $-0-. The following assumptions were used in the model for 2013: expected volatility of 32.36%; risk-free interest rate of 1.98%; dividend yield of 6.67%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(7)	The grant date fair values were established based on the number of shares granted and the share prices as follows: 2014, 1/15/14 - $9.31; 2012, 1/19/12 for Mr. Samuel Landy – $9.56; and 2012, 8/31/12 for Mr. Eugene Landy and Ms. Chew - $11.23. Such shares vest over five years.

(8)	Accrual for pension benefits in accordance with Mr. Landy’s employment agreement.

Stock Compensation Plan

On June 13, 2013, the shareholders approved and ratified the Company's 2013 Stock Option and Stock Award Plan (the 2013 Plan) authorizing the grant of stock options or restricted stock awards to Directors, officers and key employees. The maximum number of shares that may be issued under the 2013 Plan is 3,000,000 shares. If and to the extent that an award made under the 2013 Plan is forfeited, terminated, expires or is canceled unexercised, the number of shares associated with the forfeited, terminated, expired or canceled portion of the award shall again become available for additional awards under the 2013 Plan.  The 2013 Plan replaced the Company's 2003 Stock Option and Award Plan, as amended, which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired. Not more than 200,000 shares of the Company’s common stock may be granted as options in any one fiscal year to a participant under the 2013 Plan. In general, each option may be exercised only after one year of continued service with the Company. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant shall be 100,000.

Grants of Plan-Based Awards

The following table sets forth, for the named executive officers in the Summary Compensation Table, information regarding individual grants of stock options made during the year ended December 31, 2014:

Name	Grant Date	Number of Shares of Restricted Stock	Number of Shares Underlying Options (1)	Exercise Price of Option Award or Fair Value Per Share at Grant Date of Restricted Stock Award	Grant Date Fair Value (2)

Eugene W. Landy	6/11/2014	-0-	100,000	$9.85	$98,000

Samuel A. Landy	1/15/2014	25,000	-0-	9.31	232,750
	6/11/2014	-0-	50,000	9.85	49,000

Anna T. Chew	6/11/2014	-0-	50,000	9.85	49,000

Craig Koster	6/11/2014	-0-	5,000	9.85	4,900

(1)	These options vest 1 year and expire 8 years from grant date.
(2)	The values of the shares underlying options were established using the Black-Scholes stock option valuation model. The following assumptions were used in the model: expected volatility of 27.12%; risk-free interest rate of 2.23%; dividend yield of 7.14%; expected life of the options of eight years; and forfeitures of $-0-. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise. The value of the shares of restricted stock was based on the closing price of the shares on the grant date.
55

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for the named executive officers in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at December 31, 2014:

Option Awards (1)					Restricted Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested	Market Value of Shares that have not Vested

Eugene W. Landy					16,489	$157,470
Eugene W. Landy	100,000	-0-	$10.08	06/26/21
Eugene W. Landy	-0-	100,000	$9.85	06/11/22

Samuel A. Landy					67,141	$641,197
Samuel A. Landy	5,800	-0-	$17.06	01/03/15
Samuel A. Landy	44,200	-0-	$15.51	01/03/15
Samuel A. Landy	7,700	-0-	$12.97	01/08/16
Samuel A. Landy	42,300	-0-	$11.79	01/08/16
Samuel A. Landy	14,000	-0-	$7.12	01/07/17
Samuel A. Landy	61,000	-0-	$6.47	01/07/17
Samuel A. Landy	10,900	-0-	$9.13	01/08/18
Samuel A. Landy	14,100	-0-	$8.30	01/08/18
Samuel A. Landy	50,000	-0-	$10.08	06/26/21
Samuel A. Landy	-0-	50,000	$9.85	06/11/22

Anna T. Chew					16,489	$157,470
Anna T. Chew	10,000	-0-	$14.21	07/16/15
Anna T. Chew	50,000	-0-	$10.08	06/26/21
Anna T. Chew	-0-	50,000	$9.85	06/11/22

Craig Koster					-0-	$-0-
Craig Koster	5,000	-0-	$10.08	06/26/21
Craig Koster	-0-	5,000	$9.85	06/11/22

(1)	Stock options vest 1 year from the date of grant.

(2)	Restricted stock awards vest over 5 years, 20% per year, from the date of grant. The following is the vesting schedule for the shares that have not yet vested: Mr. Eugene Landy – 8,332 shares, 5,515 shares and 2,642 shares in 2015, 2016 and 2017 respectively; Mr. Samuel Landy – 25,734 shares, 18,696 shares, 11,907 shares, 5,402 shares, and 5,402 shares in 2015, 2016, 2017, 2018 and 2019, respectively; and Ms. Anna Chew, - 8,332 shares, 5,515 shares and 2,642 shares in 2015, 2016 and 2017 respectively. Market value is based on the closing price of our common stock on December 31, 2014 of $9.55.

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the year ended December 31, 2014:

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($) (1)

Eugene W. Landy	-0-	$-0-	7,999	$81,027
Samuel A. Landy	-0-	-0-	19,329	189,940
Anna T. Chew	20,000	151,200	7,999	81,027
Craig Koster	-0-	-0-	-0-	-0-

(1)     Value realized based on the closing price of the shares on the NYSE as of the date of vesting.

Employment Agreements

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board. Under this agreement, prior to January 1, 2004, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile. Additionally, there may be bonuses voted by the Board of Directors. The Employment Agreement is terminable by either party at any time subject to certain notice requirements. On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance. In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly. On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death. The Employment Agreement automatically renews each year for successive one-year periods. Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000. Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years. On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock. A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company. This change of control provision shall not apply to any combination between the Company and MREIC. Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes. During 2013, the Board of Directors extended Mr. Landy’s pension benefit for an additional three years, through 2016. Effective October 1, 2014, the Company amended the employment agreement with Mr. Landy, increasing his base salary from $175,000 to $250,000.

Effective January 1, 2012, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $378,000 for 2012, $396,900 for 2013 and $416,745 for 2014, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period. If this increase is not met, the salary increase will be limited to the increase in the consumer price index. Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy received a restricted stock grant of 25,000 shares in 2012. In each subsequent calendar year of employment pursuant to the Agreement, restricted stock shall be awarded to Mr. Samuel Landy at the discretion of the Compensation Committee of the Board of Directors. Mr. Samuel Landy will receive customary fringe benefits, four weeks of vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and

MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Mr. Landy is currently negotiating a new employment agreement.

Effective January 1, 2012, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $287,385 for 2012, $301,754 for 2013 and $316,841 for 2014, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks of vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Ms. Chew is currently negotiating a new employment agreement.

Potential Payments upon Termination of Employment or Change-in-Control

Under the terms of the employment agreements of the named executive officers, such named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur.    The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at December 31, 2014.

	Voluntary Resignation on 12/31/14	Termination Not for Cause or Good Reason on 12/31/14	Termination for Cause on 12/31/14	Termination Not for Cause or Good Reason (After a Change- in-Control) on 12/31/14	Disability or Death on 12/31/14

Eugene W. Landy	$450,000 (1)	$450,000 (1)	$450,000 (1)	$1,650,000 (2)	$750,000 (3)
Samuel A. Landy	416,745 (4)	416,745 (4)	416,745 (4)	416,745 (4)	416,745 (4)
Anna T. Chew	316,841 (4)	316,841 (4)	-0-	316,841 (4)	316,841 (4)
Craig Koster	-0-	-0-	-0-	-0-	-0-

(1)	Consists of severance payments of $450,000, payable $150,000 per year for three years.

(2)	Mr. Landy shall receive a lump-sum payment of $1,200,000 in the event of a change in control, provided that the sale price of the Company is at least $16 per share of common stock. In addition, if Mr. Landy’s employment agreement is terminated, he receives severance payments of $450,000, payable $150,000 per year for three years.

(3)	In the event of a disability, as defined in the agreement, Mr. Landy shall receive disability payments equal to his base salary for a period of three years. He has a death benefit of $450,000 payable to Mr. Landy’s beneficiary.
58

(4)	Represents one year salary. The respective employment agreements provides for the greater of the salary due under the remaining term of the agreement or one year. The respective employment agreements also provide for death benefits of the same amount.

The Company retains the discretion to compensate any officer upon any future termination of employment or change-in control.

Director Compensation

Directors receive a fee of $4,000 for each Board meeting attended, $500 for each Board phone meeting attended, and an additional fixed annual fee of $26,000 payable quarterly. Directors appointed to board committees receive $1,200 for each committee meeting attended. Effective January 1, 2015, the fixed annual fee was increased to $31,000 payable quarterly.

The table below sets forth a summary of director compensation for the year ended December 31, 2014:

Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Total Fees Earned or Paid in Cash

Jeffrey A. Carus (2) (3)	$27,250	$16,000	$10,100	$53,350
Matthew I. Hirsch	27,250	16,000	-0-	43,250
Charles Kaempffer (1)	27,250	16,000	4,800	48,050
Michael P. Landy	27,250	16,000	-0-	43,250
Stuart Levy (2)	27,250	16,000	10,100	53,350
James E. Mitchell (2)	27,250	16,000	10,100	53,350
Richard H. Molke	27,250	16,000	-0-	43,250
Eugene Rothenberg (1)	27,250	16,000	-0-	43,250
Stephen B. Wolgin (2)	27,250	16,000	10,100	53,350

	$ 245,250	$ 144,000	$ 45,200	$ 434,450

As of December 31, 2014, the aggregate number of unvested restricted shares of stock held by each director was as follows: Mr. Carus - 1,237; Mr. Hirsch - 0; Mr. Kaempffer - 0; Mr. M. Landy - 16,488; Mr. Levy - 714; Mr. Mitchell - 1,237; Mr. Molke - 1,237; Mr. Rothenberg - 1,237 and Mr. Wolgin - 1,237.

(1)	Mr. Kaempffer & Mr. Rothenberg are Emeritus directors which are retired directors who are not entitled to vote on board resolutions; however they receives directors’ fees for participation in the board meetings.

(2)	Mr. Carus (Chaiman of the Compensation Committee), Mr. Levy, Mr. Mitchell and Mr. Wolgin (Chairman of the Audit Committee and the Nominating Committee) are the current members of the Audit Committee, the Compensation Committee and the Nominating committee.

(3)	Mr. Carus is the Presiding Director whose role is to preside over the executive sessions of the non-management directors.

(4)	Mr. Eugene W. Landy, Mr. Samuel A. Landy and Ms. Anna T. Chew are inside directors. As such, their director compensation is included in the Summary Compensation Table.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements previously described, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees or a nonqualified deferred compensation plan. The present value of accumulated benefit of contractual pension benefits for Mr. Eugene W. Landy is $600,000 as of December 31, 2014. Payments made during 2014 amounted to $50,000. Mr. Eugene Landy is entitled to receive payments of $50,000 per year through 2016. The Company’s employees may elect to participate in the Company’s 401(k) Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of Mr. Carus, Mr. Levy, Mr. Mitchell and Mr. Wolgin. No member of the Compensation Committee is a current or former officer or employee of the Company. In 2014, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in this Form 10-K.

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

The following table lists information with respect to the beneficial ownership of the Company’s common stock (Shares) as of December 31, 2014 by:

•	each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

•	the Company’s directors;

•	the Company’s executive officers; and

•	all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power over the shares indicated and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2014 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Shares Outstanding (2)

Wells Fargo and Company 420 Montgomery Street San Francisco, CA 94104	1,682,740	(3)	6.90%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	1,572,576	(4)	6.45%
Rutabaga Capital Management LLC 64 Broad Street Boston, MA 02109	1,332,241	(5)	5.47%
Jeffrey A. Carus	3,484	(6)	*
Anna T. Chew	217,032	(7)	*
Matthew I. Hirsch	1,326	(8)	*
Craig Koster	5,228	(9)	*

Eugene W. Landy	1,247,134	(10)	5.10%
Samuel A. Landy	643,115	(11)	2.61%
Michael P. Landy	323,690	(12)	1.33%
Stuart Levy	1,180		*
James E. Mitchell	182,529	(13)	*
Richard H. Molke	112,042	(14)	*
Stephen B. Wolgin	13,314	(15)	*
UMH Properties, Inc. 401(k) Plan (UMH 401(k) Plan)	241,453	(16)	*

Directors and Officers as a group *Less than 1%	2,991,527		12.06%

___________________________

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed. Except as indicated in the footnotes to this table, none of the share have been pledged as collateral.

(2)	Based on the number of Shares outstanding on December 31, 2014 which was 24,372,083 Shares.
(3)	Based on Schedule 13G/A as of December 31, 2014, filed by Wells Fargo and Company the company owns 1,682,740 Shares. This filing with the SEC by Wells Fargo and Company indicates that Wells Fargo has sole voting power for 1,411 Shares and sole dispositive power for 1,411 Shares. Wells Fargo also has shared voting power for 1,614,289 Shares and shared dispositive power for 1,681,329 Shares.
(4)	Based on Schedule 13G/A as of December 31, 2014, filed by BlackRock, Inc. the company owns 1,572,576 Shares. This filing with the SEC by BlackRock, Inc. indicates that BlackRock, Inc. has sole voting power for 1,501,113 Shares and sole dispositive power for 1,572,576 Shares.
(5)	Based on Schedule 13G as of December 31, 2014, filed by Rutabaga Capital Management LLC the company owns 1,332,241 Shares. This filing with the SEC by Rutabaga indicates that Rutabaga Capital Management has sole voting power for 1,124,041 Shares and sole dispositive power for 1,332,241. Rutabaga also has shared voting power for 208,200 Shares.
(6)	Includes 216 Shares in custodial accounts for Mr. Carus’ minor children under the NJ Uniform Transfers to Minors Act which he disclaims any beneficial interest but has power to vote.
(7)	Includes (a) 134,693 Shares owned jointly with Ms. Chew’s husband; and (b) 60,000 Shares issuable upon exercise of stock options. Excludes 25,291 Shares held in the UMH 401(k) Plan. Ms. Chew is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan. She, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k) Plan, except for the 25,291 Shares held by the UMH 401(k) Plan for her benefit. See note (16) below for information regarding Shares held by the UMH 401(k) Plan. Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 11, 2015.
(8)	Includes 1,326 Shares owned jointly with Mr. Hirsch’s wife.
(9)	Includes 5,000 Shares issuable upon exercise of stock options. Excludes 317 Shares held in the UMH 401(k) Plan. Excludes 5,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 11, 2015.
(10)	Includes (a) 99,872 Shares owned by Mr. Eugene Landy’s wife; (b) 172,608 Shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote; (c) 66,912 Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote; (d) 57,561 Shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote; (e) 100,000 Shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote; (f) 18,106 Shares held in Windsor Industrial Park Associates for which Mr. Landy has power to vote; (g) 23,520 Shares held in Juniper Plaza Associates for which Mr. Landy has power to vote; (h) 100,000 Shares issuable upon exercise of stock options (i) 367,250 Shares pledged in a margin account; and (j) 277,559 Shares pledged as security for loans. Excludes 100,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 11, 2015.
(11)	Includes (a) 40,024 Shares owned with Mr. Samuel Landy’s wife; (b) 6,221 Shares in the Samuel Landy Limited Partnership; (c) 48,000 Shares in the EWL Grandchildren Fund LLC of which Mr. Landy is a co-manager; (d) 250,000 Shares issuable upon exercise of stock options; (e) 24,311 Shares pledged in a margin account; and (j) 244572 Shares pledged as security for loans. Excludes 55,065 Shares held in the UMH 401(k) Plan. Mr. Landy is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for the 55,065 Shares held by the UMH 401(k) Plan for his benefit. See note (16) below for information regarding Shares held by the UMH 401(k) Plan. Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 11, 2015.
(12)	Includes (a) 13,200 Shares owned by Mr. Michael Landy’s wife; (b) 48,843 Shares in custodial accounts for Mr. Landy’s children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote; (c) 48,000 Shares in the EWL Grandchildren Fund LLC of which Mr. Landy is a co-manager; (d) 20,000 Shares issuable upon exercise of stock options; (e) 71,500 Shares pledged in a margin account; and (f) 55,000 Shares pledged as security for loans. Excludes 20,463 Shares held in the UMH 401(k) Plan. See note (16) below for information regarding Shares held by the UMH 401(k) Plan.
(13)	Includes 139,143 Shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest. In addition to the Common Shares reported, Mr. Mitchell also holds 4,000 of the Preferred A Shares.
(14)	Includes 50,563 Shares owned by Mr. Molke’s wife.
(15)	In addition to the Shares reported, Mr. Wolgin’s wife owns 600 shares of the Company’s 8.25% Series A Cumulative Redeemable Preferred Stock.
(16)	Includes 241,453 Shares held by the UMH 401(k) Plan. Ms. Anna T. Chew and Mr. Samuel A. Landy share voting power over the Shares held by the UMH 401(k) Plan.

___________________________

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The Company will file its definitive Proxy Statement for its 2015 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 15(a)(1)(vi), Note 8 of the Notes to Consolidated Financial Statements – Related Party Transactions.

No director, executive officer, or any immediate family member of such director or executive officer may enter into any transaction or arrangement with the Company without the prior approval of the Board of Directors. The Board of Directors will appoint a Business Judgment Committee consisting of independent directors who are also independent of the transaction or arrangement. This Committee will recommend to the Board of Directors approval or disapproval of the transaction or arrangement. In determining whether to approve such a transaction or arrangement, the Business Judgment Committee will take into account, among other factors, whether the transaction was on terms no less favorable to the Company than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement.  While the Company does not have specific written standards for approving such related party transactions, such transactions are only approved if it is in the best interest of the Company and its shareholders.  Additionally, the Company’s Code of Business Conduct and Ethics, which is found at the Company’s website at www.umh.com, requires Directors, officers and employees to notify and report a potential or apparent conflict of interest, in the case of a Director or the principal executive officer, to the Board, in the case of an officer other than the principal executive officer, to the principal executive officer, and, in the case of an employee, to his or her supervisor. Further, to identify related party transactions, the Company submits and requires our directors and executive officers to complete director and officer questionnaires identifying any transactions with the Company in which the director, executive officer or their immediate family members have an interest.

See identification and other information relating to independent directors under Item 10 and committee members under Item 11.

Item 14 – Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its 2015 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission.  Additional information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PKF O’Connor Davies served as the Company’s independent registered public accounting firm for the years ended December 31, 2014 and 2013. The following are fees billed by and accrued to PKF O’Connor Davies in connection with services rendered:

	2014	2013

Audit Fees	$170,000	$166,000
Audit Related Fees	24,907	28,918
Tax Fees	64,580	54,315
All other fees	-0-	-0-
Total Fees	$259,487	$249,233

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

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by the Company’s independent registered public accounting firm. The policy requires that all services provided by our principal independent registered public accounting firm to the Company, including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee, and all have been so pre-approved. The pre-approval requirements do not prohibit day-to-day normal tax consulting services, which matters will not exceed $10,000 in the aggregate.

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF O’Connor Davies’ independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a) (1)		The following Financial Statements are filed as part of this report.
Page(s)

	(i)	(a) Report of Independent Registered Public Accounting Firm	68

	(ii)	Consolidated Balance Sheets as of December 31, 2014 and 2013	69-70

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2014, 2013 and 2012	71-72

	(iv)	Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012	73

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012	74-75

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	76

	(vi)	Notes to Consolidated Financial Statements	77-104

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014	105-111

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

Exhibit No.		Description

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate of common stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series A Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on February 28, 2012, Registration No. 001-12690).

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Employment Agreement with Mr. Samuel A. Landy effective January 1, 2012 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 5, 2012, Registration No. 001-12690).

10.5	+	Amendment to Employment Agreement with Mr. Samuel A. Landy dated January 18, 2012 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 20, 2012, Registration No. 001-12690).

10.6	+	Employment Agreement with Ms. Anna T. Chew effective January 1, 2012 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 5, 2012, Registration No. 001-12690).

10.7	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.8		Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.9	+	UMH Properties, Inc. 2013 Stock Option and Stock Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 1, 2013, Registration No. 001-12690).

10.10		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on November 14, 2014, Registration No. 333-200227).
66

Exhibit No.		Description

10.11		Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal dated March 29,2013 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2013, Registration No. 001-12690).

(12)	*	Computation of Ratio of Earnings to Fixed Charges

(14)		Code of Business Conduct and Ethics (incorporated by reference to the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004, Registration No. 001-12690).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)		Audit Committee Charter, as amended January 16, 2008 (incorporated by reference to the Company’s 2011 Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 2, 2011, Registration No. 001-12690).

(101)		Interactive Data File

101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document
101.CAL	++	XBRL Taxonomy Extension Calculation Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++		Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UMH Properties, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies,
New York, New York	A Division of O’Connor Davies, LLP
March 10, 2015

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 and 2013

-ASSETS-	2014	2013

Investment Property And Equipment
Land	$ 39,133,514	$ 33,973,214
Site and Land Improvements	299,776,250	256,830,234
Buildings and Improvements	17,534,698	13,273,690
Rental Homes and Accessories	91,719,997	61,747,274
Total Investment Property	448,164,459	365,824,412
Equipment and Vehicles	12,242,086	11,130,719
Total Investment Property and Equipment	460,406,545	376,955,131
Accumulated Depreciation	(99,522,180)	(84,655,017)
Net Investment Property and Equipment	360,884,365	292,300,114

Other Assets
Cash and Cash Equivalents	8,082,792	7,615,143
Securities Available for Sale at Fair Value	63,555,961	59,254,942
Inventory of Manufactured Homes	12,306,715	13,786,041
Notes and Other Receivables, net	24,719,480	26,019,725
Unamortized Financing Costs	2,228,779	2,128,006
Prepaid Expenses	629,120	1,182,850
Land Development Costs	5,861,764	5,693,153
Total Other Assets	117,384,611	115,679,860

TOTAL ASSETS	$ 478,268,976	$ 407,979,974

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2014 and 2013

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	2014	2013

Liabilities:
Mortgages Payable	$ 182,670,854	$ 160,639,944

Other liabilities:
Accounts Payable	1,824,293	1,628,713
Loans Payable	77,439,230	49,118,996
Accrued Liabilities and Deposits	4,757,604	3,852,799
Tenant Security Deposits	2,749,890	2,153,785
Total Other Liabilities	86,771,017	56,754,293
Total Liabilities	269,441,871	217,394,237

Commitments And Contingencies

Shareholders’ equity:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $.10 per share, 3,663,800 shares authorized, issued and outstanding as of December 31, 2014 and 2013	91,595,000	91,595,000
Common Stock - $.10 par value per share, 42,000,000 shares authorized; 24,372,083 and 20,769,892 shares issued and outstanding as of December 31, 2014 and 2013, respectively	2,437,208	2,076,989
Excess Stock - $.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2014 and 2013	-0-	-0-
Additional Paid-In Capital	110,422,454	96,504,643
Accumulated Other Comprehensive Income	5,040,236	1,076,898
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	208,827,105	190,585,737

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 478,268,976	$ 407,979,974

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

INCOME:
Rental and Related Income	$ 63,886,010	$ 53,477,893	$ 38,012,231
Sales of Manufactured Homes	7,545,923	8,727,214	8,815,533

Total Income	71,431,933	62,205,107	46,827,764

EXPENSES:
Community Operating Expenses	33,592,327	29,140,920	20,564,286
Cost of Sales of Manufactured Homes	5,832,540	7,204,410	7,903,678
Selling Expenses	2,983,376	1,985,834	2,152,701
General and Administrative	6,465,973	6,541,224	5,374,516
Acquisition Costs	483,522	1,455,542	862,169
Depreciation Expense	15,163,420	11,681,724	7,357,158

Total Expenses	64,521,158	58,009,654	44,214,508

OTHER INCOME (EXPENSE):
Interest Income	2,098,974	2,186,387	2,027,969
Dividend Income	4,065,986	3,481,514	3,243,592
Gain on Sale of Securities Transactions, net	1,542,589	4,055,812	4,092,585
Other Income	328,888	211,051	643,588
Interest Expense	(10,194,472)	(7,849,835)	(5,803,172)
Amortization of Financing Costs	(522,250)	(462,362)	(302,280)

Total Other Income (Expense)	(2,680,285)	1,622,567	3,902,282

Income Before Gain (Loss) on Sales of Investment Property and Equipment	4,230,490	5,818,020	6,515,538
Gain (Loss) on Sales of Investment Property and Equipment	7,313	18,803	(41,481)

NET INCOME	4,237,803	5,836,823	6,474,057

Less: Preferred Dividend	7,556,588	7,556,588	4,724,718

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (3,318,785)	$ (1,719,765)	$ 1,749,339

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

Basic Income Per Share:

Net Income	$0.19	$0.31	$0.40
Less: Preferred Dividend	(0.34)	(0.40)	(0.29)
Net Income (Loss) Attributable to Common Shareholders	$(0.15)	$(0.09)	$0.11

Diluted Income Per Share:

Net Income	$0.19	$0.31	$0.40
Less: Preferred Dividend	(0.34)	(0.40)	(0.29)
Net Income (Loss) Attributable to Common Shareholders	$(0.15)	$(0.09)	$0.11

Weighted Average Shares Outstanding:

Basic	22,496,103	18,724,321	16,197,339
Diluted	22,539,708	18,789,662	16,260,225

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	2014	2013	2012

Net Income	$4,237,803	$5,836,823	$6,474,057

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year	5,505,772	(1,441,406)	8,245,236
Reclassification Adjustment for Net Gains Realized in Income	(1,542,589)	(4,055,812)	(4,092,585)
Change in Fair Value of Interest Rate Swap Agreements	155	337,955	(377,795)

Comprehensive Income	8,201,141	677,560	10,248,913
Less: Preferred Dividend	(7,556,588)	(7,556,588)	(4,724,718)

Comprehensive Income (Loss) Attributable to Common Shareholders	$644,553	$(6,879,028)	$5,524,195

See Accompanying Notes to the Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

				Additional
	Common Stock Issued		Preferred	Paid-In
	Number	Amount	Stock	Capital

Balance December 31, 2011	15,252,839	$1,525,284	$33,470,000	$69,088,409

Common Stock Issued with the DRIP*	1,780,043	178,004	-0-	17,880,034
Common Stock Issued through Restricted Stock Awards	75,000	7,500	-0-	(7,500)
Common Stock Issued through Stock Options	4,000	400	-0-	29,840
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	26,875,000	(1,172,782)
Preferred Stock Issued through Direct Placement, net	-0-	-0-	31,250,000	(699,705)
Distributions	-0-	-0-	-0-	(9,580,848)
Stock Compensation Expense	-0-	-0-	-0-	573,244
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2012	17,111,882	1,711,188	91,595,000	76,110,692

Common Stock Issued with the DRIP*	3,658,010	365,801	-0-	34,826,838
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	-0-	-0-
Preferred Stock Issued through Direct Placement, net	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	(15,283,236)
Stock Compensation Expense	-0-	-0-	-0-	850,349
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2013	20,769,892	2,076,989	91,595,000	96,504,643

Common Stock Issued with the DRIP*	3,554,191	355,419	-0-	32,436,820
Common Stock Issued through Restricted Stock Awards	25,000	2,500	-0-	(2,500)
Common Stock Issued through Stock Options	23,000	2,300	-0-	165,160
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	-0-	-0-
Preferred Stock Issued through Direct Placement, net	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	(19,604,613)
Stock Compensation Expense	-0-	-0-	-0-	922,944
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2014	24,372,083	$2,437,208	$91,595,000	$110,422,454

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

	Accumulated	Undistributed
	Other	Income	Total
	Comprehensive	(Accumulated	Shareholders’
	Income (Loss)	Deficit)	Equity

Balance December 31, 2011	$2,461,305	$(667,793)	$105,877,205

Common Stock Issued with the DRIP*	-0-	-0-	18,058,038
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	30,240
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	25,702,218
Preferred Stock Issued through Direct Placement, net	-0-	-0-	30,550,295
Distributions	-0-	(6,474,057)	(16,054,905)
Stock Compensation Expense	-0-	-0-	573,244
Net Income	-0-	6,474,057	6,474,057
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	4,152,651	-0-	4,152,651
Interest Rate Swaps	(377,795)	-0-	(377,795)

Balance December 31, 2012	6,236,161	(667,793)	174,985,248

Common Stock Issued with the DRIP*	-0-	-0-	35,192,639
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	-0-
Preferred Stock Issued through Direct Placement, net	-0-	-0-	-0-
Distributions	-0-	(5,836,823)	(21,120,059)
Stock Compensation Expense	-0-	-0-	850,349
Net Income	-0-	5,836,823	5,836,823
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	(5,497,218)	-0-	(5,497,218)
Interest Rate Swaps	337,955	-0-	337,955

Balance December 31, 2013	1,076,898	(667,793)	190,585,737

Common Stock Issued with the DRIP*	-0-	-0-	32,792,239
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	167,460
Preferred Stock Issued through Underwritten Public Offering, net	-0-	-0-	-0-
Preferred Stock Issued through Direct Placement, net	-0-	-0-	-0-
Distributions	-0-	(4,237,803)	(23,842,416)
Stock Compensation Expense	-0-	-0-	922,944
Net Income	-0-	4,237,803	4,237,803
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	3,963,183	-0-	3,963,183
Interest Rate Swaps	155	-0-	155

Balance December 31, 2014	$5,040,236	$(667,793)	$208,827,105

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 4,237,803	$ 5,836,823	$ 6,474,057
Non-cash items included in Net Income:
Depreciation	15,163,420	11,681,724	7,357,158
Amortization of Financing Costs	522,250	462,362	302,280
Stock Compensation Expense	922,944	850,349	573,244
Provision for Uncollectible Notes and Other Receivables	1,020,655	760,570	745,993
Gain on Sale of Securities Transactions, net	(1,542,589)	(4,055,812)	(4,092,585)
(Gain) Loss on Sales of Investment Property & Equipment	(7,313)	(18,803)	41,481

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	1,479,326	(1,930,961)	(1,666,333)
Notes and Other Receivables	279,590	(4,066,431)	(2,134,003)
Prepaid Expenses	553,730	(271,975)	(283,268)
Accounts Payable	195,580	558,692	381,349
Accrued Liabilities and Deposits	904,960	581,139	985,739
Tenant Security Deposits	596,105	850,411	402,637
Net Cash Provided by Operating Activities	24,326,461	11,238,088	9,087,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(15,879,551)	(80,574,921)	(44,825,340)
Purchase of Investment Property and Equipment	(41,858,627)	(26,815,409)	(16,975,016)
Proceeds from Sales of Investment Property and Equipment	768,641	915,113	1,069,516
Additions to Land Development Costs	(268,983)	(519,214)	(472,845)
Purchase of Securities Available for Sale	(9,707,038)	(22,352,376)	(21,941,884)
Proceeds from Sales of Securities Available for Sale	10,911,791	18,981,468	16,159,894
Net Cash Used by Investing Activities	(56,033,767)	(110,365,339)	(66,985,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	-0-	53,760,000	25,380,000
Net Proceeds from Short-Term Borrowings	28,320,234	38,677,391	-0-
Principal Payments of Mortgages and Loans	(4,639,539)	(9,686,487)	(23,073,544)
Financing Costs on Debt	(623,023)	(1,116,914)	(456,615)
Proceeds from Issuance of Common Stock, net of reinvestments	30,933,748	33,330,652	16,667,139
Proceeds from Issuance of Preferred Stock, net of offering costs	-0-	-0-	56,996,101
Proceeds from Exercise of Stock Options	167,460	-0-	30,240
Preferred Dividends Paid	(7,556,588)	(7,556,588)	(5,068,697)
Common Dividends Paid, net of Reinvestments	(14,427,337)	(11,701,484)	(10,338,897)
Net Cash Provided by Financing Activities	32,174,955	95,706,570	60,135,727

Net Increase (Decrease) In Cash and Cash Equivalents	467,649	(3,420,681)	2,237,801
Cash and Cash Equivalents at Beginning of Year	7,615,143	11,035,824	8,798,023

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 8,082,792	$ 7,615,143	$ 11,035,824

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 1 – ORGANIZATION

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (the Company) operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (S&F), sells manufactured home in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and potentially enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

As of December 31, 2014, the Company owns and operates eighty-eight manufactured home communities containing approximately 15,000 developed sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Auburn Estates	Orrville, Ohio
Birchwood Farms	Birch Run, Michigan
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Carsons	Chambersburg, Pennsylvania
Cedarcrest	Vineland, New Jersey
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Sayre, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
D & R Village	Clifton Park, New York
Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio

MANUFACTURED HOME COMMUNITY	LOCATION

Fairview Manor	Millville, New Jersey
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillside Estates	Greensburg, Pennsylvania
Holiday Mobile Village	Nashville, Tennessee
Hudson Estates	Peninsula, Ohio
Independence Park	Clinton. Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Maple Manor	Taylor, Pennsylvania
Meadowood	New Middletown, Ohio
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Mobile City	Memphis, Tennessee
Monroe Valley	Ephrata, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mountaintop	Ephrata, Pennsylvania
Oak Ridge Estates	Elkhart, Indiana
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Falls, Ohio
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Falls, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View Danboro	Doylestown, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Valley View Honeybrook	Honey Brook, Pennsylvania
Waterfalls Village	Hamburg, New York
Weatherly Estates	Lebanon, Tennessee
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Wood Valley	Caledonia, Ohio
Youngstown Estates	Youngstown, New York

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost. Depreciation for Sites and Building is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 27.5 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 27.5 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current year’s results of operations.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21.  The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures.  The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2014, the undiscounted cash flows over the expected holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations (ASC 805). ASC 805 requires that transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions be expensed as incurred.

Upon acquisition of a property, the Company allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. The Company generally allocates the purchase price of an acquired property determined by internal evaluation as well as a third-party appraisal of the property obtained in conjunction with the purchase.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and investments with an original maturity of three months or less. The Company maintains its cash in bank accounts in amounts that may exceed federally insured limits.  The Company has not experienced any losses in these accounts in the past. The fair value of cash and cash equivalents approximates their current carrying amounts since all such items are short-term in nature.

Securities Available for Sale

Investments in non-real estate assets consist of marketable securities of other REIT’s, which are composed of common and preferred stock. These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities are classified among three categories: held-to-maturity, trading and available-for-sale. As of December 31, 2014 and 2013, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The changes in unrealized net holding gains are reflected as comprehensive income.

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

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or market value and is determined by the specific identification method. All inventory is considered finished goods.

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts.  The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements.  The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent.  Total notes receivables at December 31, 2014 and 2013 was $20,761,642 and $23,630,159, respectively.  At December 31, 2014 and 2013, the reserves for uncollectible accounts, notes and other receivables were $1,068,465 and $1,097,387, respectively.  For the years ended December 31, 2014, 2013 and 2012, the provisions for uncollectible notes and other receivables were $1,020,655, $760,570 and $745,993, respectively.  Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2014, 2013 and 2012 amounted to $1,049,577, $601,178 and $620,519, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. The average interest rate on these loans is approximately 9.5% and the average maturity is approximately 10 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized on a straight-line basis over the term of the related obligations, which is not materially different than the effective interest method. Unamortized costs are charged to expense upon prepayment of the obligation. As of December 31, 2014 and 2013, accumulated amortization amounted to $1,555,818 and $1,023,893, respectively. The Company estimates that aggregate amortization expense will be approximately $596,000 for 2015, $465,000 for 2016, $281,000 for 2017, $216,000 for 2018 and $205,000 for 2019.

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

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 12/31/14

Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$10,486,045
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$12,177,725

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage. The interest rate swap agreements are net settled monthly. The Company has designated these derivatives as cash flow hedges and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 13 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other

Comprehensive Income in our Consolidated Balance Sheets. To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of December 31, 2014, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges. As a result, the fair value of these derivatives of $(39,685) and $(39,840) as of December 31, 2014 and 2013, respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured home sites. The Company also owns approximately 2,600 rental units which are rented to residents. Rental and related income is recognized on the accrual basis over the term of the lease, which is typically one year or less.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period (22,496,103, 18,724,321 and 16,197,339 in 2014, 2013 and 2012, respectively). Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (22,539,708, 18,789,662 and 16,260,225 in 2014, 2013 and 2012, respectively) (See Note 6). The common stock equivalent resulting from options in the amount of 43,605, 65,341 and 62,886 for 2014, 2013 and 2012, respectively, are included in the diluted weighted average shares outstanding. As of December 31, 2014, 2013 and 2012, options to purchase 1,125,000, 502,000 and 586,000 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs, which is included in General and Administrative Expenses, of $922,944, $850,349 and $573,244 have been recognized in 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012, compensation costs included a one-time charge of $98,000, $142,000, and $123,490, respectively, for stock option grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 6 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

Income Tax

The Company has elected to be taxed as a REIT under the applicable provisions of Sections 856 to 860 of the Internal Revenue Code.  Under such provisions, the Company will not be taxed on that portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.  The Company has and intends to continue to distribute all of its income currently, and therefore no provision has been made for income or excise taxes. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Company is also subject to certain state and local income, excise or franchise taxes. In addition, the Company has a taxable REIT Subsidiaries (TRS) which is subject to federal and state income taxes at regular corporate tax rates (See Note 11).

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2014.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of December 31, 2014, the tax years 2011 through and including 2014 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions in 2014

On March 13, 2014, the Company acquired 8 Ohio manufactured home communities for $24,950,000. These 8 all-age communities total 1,018 sites and are situated on approximately 270 acres. The average occupancy for these communities at closing was approximately 70%. The Company assumed mortgages totaling approximately $18,100,000 and used its Unsecured Revolving Credit Facility with Bank of Montreal (“Credit Facility”) to finance this acquisition.

On July 14, 2014, the Company acquired 4 Pennsylvania manufactured home communities for $12,200,000. These 4 all-age communities are located in the Pittsburgh metropolitan area and contain a total of 336 developed home sites situated on approximately 239 acres. The average occupancy for these communities is 84%. The Company assumed a mortgage loan with a balance of approximately $8.6 million. In addition, the Company used cash received from the additional borrowing from Sun National Bank for the remaining balance of the purchase price.

On July 28, 2014, the Company acquired 2 Ohio manufactured home communities for $5,400,000. These 2 all age communities contain a total of 258 developed home sites that are situated on 39 acres. The average occupancy for these communities is 91%. The Company took down an additional $5.0 million on its Credit Facility for the acquisition of the two communities.

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

On November 6, 2013, the Company acquired 5 manufactured home communities, 4 communities located in Ohio and 1 community located in New York for an aggregate purchase price of $11,800,000. These five all-age communities contain a total of 519 developed home sites situated on approximately 200 total acres.  The average occupancy for these communities is approximately 82%.  The Company assumed a $7,700,000 mortgage loan.

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the result of the acquired assets are included in the statements of income (loss) from the dates of acquisition. The allocations of the fair value of the assets acquired is subject to further adjustment as final costs and valuations are determined. The following table summarizes the estimated fair value of the assets acquired for the year ended December 31, 2014 and 2013:

	Fair Value at Acquisition Date
	2014 Acquisitions	2013 Acquisitions
Assets Acquired:
Land	$4,810,300	$11,430,000
Depreciable Property	37,674,248	76,781,000
Other	65,452	59,000
Total Assets Acquired	$42,550,000	$88,270,000

See Note 5 for additional information relating to loans and mortgages payable and Note 16 for the Unaudited Pro Forma Financial Information relating to these acquisitions

Other

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

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2014	December 31, 2013

Site and Land Improvements	$ 74,129,770	$ 64,292,239
Buildings and Improvements	3,583,269	3,036,082
Rental Homes and Accessories	12,706,873	9,107,422
Equipment and Vehicles	9,102,268	8,219,274
Total Accumulated Depreciation	$ 99,522,180	$ 84,655,017

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist of common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

As of December 31, 2014 and 2013, the Company’s securities are all classified as available-for-sale. See Note 13 for Fair Value Measurements.

The following is a listing of securities available for sale at December 31, 2014:

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Ashford Hospitality Trust, Inc.	A	8.550%	10,000	$ 251,205	$ 257,800
Campus Crest Communities, Inc.	A	8.000%	30,000	751,222	766,500
CBL & Associates Properties, Inc.	D	7.375%	2,000	50,269	50,400
CBL & Associates Properties, Inc.	E	6.625%	65,000	1,543,385	1,632,800
Cedar Realty Trust, Inc.	B	7.250%	50,905	1,215,497	1,337,789
Chesapeake Lodging Trust	A	7.750%	20,000	500,000	526,000
Corporate Office Properties Trust	L	7.375%	26,000	650,330	678,080
CubeSmart	A	7.750%	2,000	52,153	53,952
Digital Realty Trust, Inc.	F	6.625%	2,000	44,870	51,000
Dupont Fabros Technology, Inc.	A	7.875%	26,412	657,703	672,336
Dupont Fabros Technology, Inc.	B	7.625%	10,000	250,000	255,200
EPR Properties	F	6.625%	20,000	472,680	504,000
Equity LifeStyle Properties, Inc.	C	6.750%	2,000	46,885	52,400

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value

Glimcher Realty Trust	I	6.875%	39,738	964,267	1,017,690
Kilroy Realty Corporation	G	6.875%	34,948	844,770	913,436
Kilroy Realty Corporation	H	6.380%	10,000	235,486	250,000
Kite Realty Group Trust	A	8.250%	50,000	1,227,138	1,304,000
LaSalle Hotel Properties	H	7.500%	40,000	982,589	1,050,800
Pennsylvania Real Estate Investment Trust	A	8.250%	94,000	2,350,885	2,467,500
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	1,035,460
Retail Properties of America, Inc.	A	7.000%	20,000	481,949	524,000
Stag Industrial, Inc.	B	6.625%	20,100	470,007	516,110
Summit Hotel Properties, Inc	B	7.875%	20,000	500,000	525,400
Sun Communities, Inc.	A	7.125%	45,000	1,117,377	1,155,600
Terreno Realty Corporation	A	7.750%	20,300	507,791	520,898
Urstadt Biddle Properties, Inc.	F	7.125%	30,421	756,305	798,232
Urstadt Biddle Properties, Inc.	G	6.750%	5,000	125,000	128,600
Total Preferred Stock				$18,049,763	$19,045,983

Common Stock:
CBL & Associates Properties, Inc			60,000	$ 1,108,384	$ 1,165,200
Getty Realty Corporation			130,000	2,457,219	2,367,300
Gladstone Commercial Corporation			50,000	856,545	858,500
Government Properties Income Trust			210,000	5,059,017	4,832,100
Mack-Cali Realty Corporation			85,000	2,017,705	1,620,100
Monmouth Real Estate Investment Corp. (1)			1,995,809	16,644,510	22,093,602
Nobility Homes Inc.			20,000	158,200	215,000
Parkway Properties Inc.			10,000	182,343	183,900
Select Income REIT			373,473	9,981,576	9,116,476
Senior Housing Properties Trust			20,000	474,337	442,200
Urstadt Biddle Properties, Inc.			10,000	193,808	218,800
Weingarten Realty Investors			40,000	1,292,633	1,396,800
Total Common Stock				$40,426,277	$44,509,978

Total Securities Available for Sale				$58,476,040	$63,555,961

(1) Related entity – See Note 8.

The following is a listing of securities available for sale at December 31, 2013:

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value
Equity Securities:
Preferred Stock:
Alexandria Real Estate Equities Inc.	E	6.450%	2,000	$ 45,425	$ 42,400
American Land Lease Inc.	A	7.750%	31,200	275,297	756,600
Ashford Hospitality Trust, Inc.	A	8.550%	10,000	251,205	252,490
Campus Crest Communities, Inc.	A	8.000%	30,000	751,222	741,000
CBL & Associates Properties, Inc.	D	7.375%	2,000	50,269	47,500
CBL & Associates Properties, Inc.	E	6.625%	65,000	1,543,385	1,381,900
Cedar Realty Trust, Inc.	B	7.250%	47,355	1,127,208	1,089,157
Chesapeake Lodging Trust	A	7.750%	20,000	500,000	491,800
Commonwealth Real Estate Securities	D	6.500%	74,000	1,660,828	1,517,740
Corporate Office Properties Trust	L	7.375%	26,000	650,330	612,040
CubeSmart	A	7.750%	2,000	52,153	50,300
Digital Realty Trust Inc.	E	7.000%	4,000	100,000	86,840
Digital Realty Trust Inc.	F	6.625%	2,000	44,870	41,160
Dupont Fabros Technology, Inc.	A	7.875%	26,412	657,703	632,303
Dupont Fabros Technology, Inc.	B	7.625%	20,000	500,000	455,400
EPR Properties	F	6.625%	20,000	472,680	423,800
Equity LifeStyle Properties, Inc.	C	6.750%	2,000	46,885	46,200
General Growth Properties, Inc.	A	6.375%	10,000	250,000	201,500
Glimcher Realty Trust	I	6.875%	39,738	964,267	858,341
iStar Financial, Inc.	D	8.000%	26,600	636,609	635,447
iStar Financial, Inc.	E	7.875%	38,342	851,903	896,819
iStar Financial, Inc.	I	7.500%	59,600	1,325,647	1,363,648
Kilroy Realty Corporation	G	6.875%	34,948	844,770	766,410
Kilroy Realty Corporation	H	6.380%	10,000	235,486	205,700
Kimco Realty Corporation	I	6.000%	2,000	43,026	41,740
Kite Realty Group Trust	A	8.250%	50,000	1,227,138	1,262,500
LaSalle Hotel Properties	H	7.500%	40,000	982,589	986,000
LaSalle Hotel Properties	I	6.375%	6,000	124,984	121,080
Lexington Realty Trust	C	6.500%	6,000	247,860	264,900
Pebblebrook Hotel Trust	C	6.500%	19,000	400,742	387,062
Pennsylvania Real Estate Investment Trust	A	8.250%	94,000	2,350,885	2,364,852
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	949,200
Retail Properties of America, Inc.	A	7.000%	20,000	481,949	421,600
SL Green Realty Corporation	I	6.500%	20,000	460,169	426,200
Stag Industrial, Inc.	A	9.000%	9,000	224,885	239,040
Stag Industrial, Inc.	B	6.625%	20,100	470,007	418,683
Summit Hotel Properties, Inc	B	7.875%	20,000	500,000	477,002
Sun Communities, Inc.	A	7.125%	45,000	1,117,377	1,059,750
Taubman Centers, Inc.	K	6.250%	11,000	228,009	218,932
Terreno Realty Corporation	A	7.750%	20,300	507,791	497,350
Urstadt Biddle Properties, Inc.	F	7.125%	30,421	756,305	700,596
Vornado Realty Trust	D	7.875%	4,000	96,114	103,960
Total Preferred Stock				$25,057,972	$24,536,942

Common Stock:
Getty Realty Corporation			100,000	$ 1,886,332	$ 1,837,000
Gladstone Commercial Corporation			60,000	1,031,950	1,078,200
Government Properties Income Trust			110,000	2,664,307	2,733,500

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value

Mack-Cali Realty Corporation			75,000	1,824,903	1,611,000
Monmouth Real Estate Investment Corp. (1)			1,875,147	15,491,475	17,045,082
Nobility Homes Inc.			20,000	158,200	180,200
Parkway Properties Inc.			10,000	134,799	192,900
Select Income REIT			340,973	8,976,023	9,117,618
Urstadt Biddle Properties, Inc.			50,000	912,243	922,500
Total Common Stock				$33,080,232	$34,718,000

Total Securities Available for Sale				$58,138,204	$59,254,942

(1) Related entity – See Note 8.

As of December 31, 2014, the Company held five securities that the Company determined were temporarily impaired investments. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at December 31, 2014:

	Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Preferred Stock	$ -0-	$ -0-	$ -0-	$ -0-
Common Stock	16,758,076	(1,214,073)	1,620,100	(397,605)

Total	$16,758,076	($1,214,073)	$1,620,100	($397,605)

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

4	$16,758,076	($1,214,073)	Less than or equal to 10%
1	1,620,100	(397,605)	Less than or equal to 20%

5	$18,378,176	($1,611,678)

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. As of December 31, 2014, 2013 and 2012, the securities portfolio had net unrealized holding gains of $5,079,921, $1,116,738 and $6,613,956, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company received proceeds of $10,911,791, $18,981,468 and $16,159,984, on sales or redemptions of securities available for sale, respectively. The Company recorded the following Gain (Loss) on Sale of Securities Transactions, net:

	2014	2013	2012

Gross realized gains	$1,555,656	$4,284,934	$4,092,585
Gross realized losses	(13,067)	(229,122)	-0-

Gains on Sale of Securities Transactions, net	$1,542,589	$4,055,812	$4,092,585

The Company had margin loan balances of $19,392,382 and $18,574,228 at December 31, 2014 and 2013, respectively, which were collateralized by the Company’s securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company may purchase securities on margin. The interest rates charged on the margin loans at December 31, 2014 and 2013 was 2%. These margin loans are due on demand. At December 31, 2014 and 2013, respectively, the margin loans amounted to $19,392,382 and $18,574,228, respectively, and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 2 times.

The Company has revolving credit agreements totaling $18,500,000 with GE Commercial Distribution Finance Corporation (GE), Customers Bank, Northpoint Commercial Finance and 21st Mortgage Corporation to finance inventory purchases. Interest rates on these agreements range from prime with a minimum of 6% to prime plus 2% with a minimum of 8% after 18 months. As of December 31, 2014 and 2013, the total amount outstanding on these lines was $8,323,300 and $5,624,509, respectively, with a weighted average interest rate of 6.62% and 6.03%, respectively.

The Company had a revolving line of credit with Sun National Bank secured by the Company's eligible notes receivables. As of December 31, 2013, the amount outstanding on this revolving line of credit was $4,920,199, and the interest rate was 3.67%. During 2014, the Company borrowed an additional $5.0 million on this revolving line of credit with Sun National Bank for the acquisition of the four manufactured home communities located in Pennsylvania. On September 29, 2014, the Company entered into a new revolving line of credit with OceanFirst Bank (“OceanFirst Line”) secured by the Company’s eligible notes receivable. The maximum availability on this line is $10.0 million. Interest is at a variable rate of prime plus 50 basis points (0.5%) and matures on June 1, 2017. This line replaces the revolving line of credit with Sun National Bank, which was fully repaid with proceeds from the OceanFirst Line. As of December 31, 2014, the amount outstanding on this revolving line of credit was $10,000,000, and the interest rate was 3.75%.

On October 6, 2014, the Company entered into an agreement with 21st Mortgage Corporation (21st Mortgage) under which 21st Mortgage will finance the Company’s purchase of a maximum of 500 rental units. These loans are at an interest rate of 6.99%, with an origination fee of 2% on new units and 3% on existing units. These loans will have a 10 year term from the date of the borrowing. The amount outstanding on this loan was $723,548, as of December 31, 2014.

On October 30, 2014, the Company obtained a $4,000,000 loan from Two River Community Bank, secured by 1,000,000 shares of MREIC common stock. This loan is at an interest rate of 4.625%, with interest only payments through October 2017, and matures on October 30, 2019.

Unsecured Lines of Credit

On March 29, 2013, the Company entered into a $35 million Unsecured Revolving Credit Facility with Bank of Montreal (“Credit Facility”). The Company has the ability to increase the borrowing capacity by an amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement. The maturity date of the Credit Facility is March 29, 2016 with a one year extension available at the Company’s option. Borrowings under the Credit Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness. Borrowings will bear interest at the Company’s option of LIBOR plus 2.00% to 2.75% or BMO’s prime lending rate plus 1.00% to 1.75%, based on the Company’s overall leverage. Based on leverage ratios, interest on this borrowing is at LIBOR plus 275 basis points or 2.91% as of December 31, 2014, and LIBOR plus 225 basis points or 2.42% as of December 31, 2013. The Company incurs a fee on the unused commitment amount of up to 0.35% per annum. The Credit Facility replaces the Company’s former $5.0 million unsecured line of credit, which was at an interest rate of LIBOR plus 375 basis points. As of December 31, 2014, the amount outstanding on the Credit Facility was $35,000,000.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows:

Year Ended December 31,
2015	$ 8,375,131
2016	35,055,572
2017	10,059,584
2018	63,885
2019	4,068,496
Thereafter	19,816,562

Total	$ 77,439,230

Mortgages Payable

The following is a summary of mortgages payable:

	At December 31, 2014		Balance at December 31,
Property	Due Date	Interest Rate	2014	2013

Allentown and Clinton Mobile Home Resort	02/01/17	LIBOR + 3.25%	$10,486,045	$10,799,401
Cedarcrest	04/01/21	5.125%	8,966,785	9,124,838
D & R Village and Waterfalls Village	02/27/15	LIBOR + 2.25%	6,803,625	7,089,610
Fairview Manor	02/01/17	5.785%	10,139,450	10,345,239
Heather Highlands	08/28/18	Prime + 1.0%	989,773	1,288,149
Highland Estates	09/01/17	6.175%	9,408,128	9,578,574
Oxford Village	01/01/20	5.94%	7,350,261	7,527,426
Somerset Estates and Whispering Pines	02/26/19	4.89%	731,900	891,382
Southwind Village	01/01/20	5.94%	5,871,176	6,012,690
Suburban Estates and Sunny Acres	06/01/18	4.0%	6,417,395	6,711,306
Summit Estates	05/01/16	12.75%	575,021	-0-
Twin Oaks	12/01/19	5.75%	2,637,078	2,702,771
Various (3 properties)	05/01/16	6.23%	8,221,043	-0-
Various (4 properties)	07/01/23	4.975%	8,495,880	-0-
Various (5 properties)	01/01/22	4.25%	14,679,583	14,964,116
Various (5 properties)	12/06/22	4.75%	7,554,281	7,675,595
Various (5 properties)	02/01/18	6.83%	9,083,178	-0-
Various (11 properties)	08/01/17	LIBOR + 3.0%	12,177,725	12,909,520
Various (13 properties)	03/01/23	4.065%	52,082,527	53,019,327
Total Mortgages	Payable		$182,670,854	$160,639,944

At December 31, 2014 and 2013, mortgages were collateralized by real property with a carrying value of $294,759,460 and $235,685,401, respectively, before accumulated depreciation and amortization. Interest costs amounting to $280,354, $247,186 and $269,891 were capitalized during 2014, 2013 and 2012, respectively, in connection with the Company’s expansion program.

On February 27, 2015, the Company refinanced the D&R Village and Waterfalls Village mortgage (See Note 15). On March 6, 2015, the Company obtained a mortgage on Olmsted Falls (See Note 15).

Recent Transactions

2014

On March 13, 2014, the Company assumed approximately $18.1 million in mortgage loans on its 8 community acquisition. The weighted average interest rate on these mortgages is fixed at 6.74%. Approximately $8.9 million matures on May 1, 2016 and the remaining balance matures on February 1, 2018. In addition, the Company borrowed $10.0 million on its Credit Facility to finance this acquisition.

On July 14, 2014, the Company assumed an $8.6 million mortgage loan on its 4 community acquisition. The interest rate on this mortgage is fixed at 4.975%. This mortgage matures on July 1, 2023.

90

2013

On February 27, 2013, the Company had one mortgage loan due for D&R Village and Waterfalls Village with a balance of approximately $7,400,000.  Under the terms of the loan agreement, this loan may be extended for an additional two years.  Management has extended this loan to February 27, 2015.  Interest during the extension period is at LIBOR plus 225 basis points which was 2.41% as of both December 31, 2014 and 2013.

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

The aggregate principal payments of all mortgages payable are scheduled as follows:

Year Ended December 31,
2015	$ 11,476,760
2016	13,294,102
2017	42,609,986
2018	16,524,653
2019	16,061,179
Thereafter	82,704,174

Total	$ 182,670,854

NOTE 6 – STOCK COMPENSATION PLAN

On August 14, 2003, the shareholders approved and ratified the Company’s 2003 Stock Option Plan (the 2003 Plan) authorizing the grant to officers and key employees of options to purchase up to 1,500,000 shares of common stock. On June 7, 2010, the shareholders approved and ratified an amendment and restatement of the Plan. The amendment and restatement made two substantive changes: (1) the inclusion of Directors as participants in the Plan, and (2) the ability to grant restricted stock to Directors, officers and key employees. The amendment and restatement also made other conforming, technical and other minor changes. The amendment also makes certain modifications and clarifications, including concerning administration and compliance with applicable tax rules, such as Section 162(m) of the Internal Revenue Code. There was no change to the total number of shares subject to grant under the Plan.

On June 13, 2013, the shareholders approved and ratified the Company's 2013 Stock Option and Stock Award Plan (the 2013 Plan) authorizing the grant of stock options or restricted stock awards to directors, officers and key employees of options to purchase up to 3,000,000 shares of common stock. All options are exercisable one year from the date of grant. The option price shall not be below the fair market value at date of grant. If and to the extent that an award made under the 2013 Plan is forfeited, terminated, expires or is canceled unexercised, the number of shares associated with the forfeited, terminated, expired or canceled portion of the award shall again become available for additional awards under the 2013 Plan.  The 2013 Plan replaced the Company's 2003 Plan, which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired. Not more than 200,000 shares of the Company’s common stock may be granted as options in any one fiscal year to a participant under the 2013 Plan. In general, each option may be exercised only after one year of continued service with the Company.

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

The Company accounts for stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During the year ended December 31, 2014, twenty-five employees were granted options to purchase a total of 339,000 shares. During the year ended December 31, 2013, twenty-four employees were granted options to purchase a total of 392,000 shares. During the year ended December 31, 2012, fifteen employees were granted options to purchase a total of 94,000 shares. The fair value of these options for the years ended December 31, 2014, 2013 and 2012 was approximately $332,000, $556,000 and $87,000, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period. The remaining unamortized stock option expense was $97,594 as of December 31, 2014, and that amount will be expensed in 2015.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2014	2013	2012

Dividend yield	7.14%	6.67%	7.08%
Expected volatility	27.12%	32.37%	26.19%
Risk-free interest rate	2.23%	1.96%	1.11%
Expected lives	8	8	8
Estimated forfeitures	-0-	-0-	-0-

During the year ended December 31, 2014, options to two employees to purchase a total of 23,000 shares were exercised. During the year ended December 31, 2013, no options were exercised. During the year ended December 31, 2012, options to one employee to purchase a total of 4,000 shares were exercised. During the year ended December 31, 2014, options to eleven employees to purchase a total of 108,000 shares expired. During the year ended December 31, 2013, options to ten employees to purchase a total of 84,000 shares expired. During the year ended December 31, 2012, options to eight employees to purchase a total of 55,000 shares expired.

A summary of the status of the Company’s stock option plans as of December 31, 2014, 2013 and 2012 and changes during the years then ended are as follows:

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,093,000	$10.86	785,000	$11.71	750,000	$12.03
Granted	339,000	9.85	392,000	10.08	94,000	11.29
Exercised	(23,000)	7.28	-0-	-0-	(4,000)	7.56
Expired	(108,000)	14.52	(84,000)	15.51	(55,000)	15.58
Outstanding at end of year	1,301,000	10.34	1,093,000	10.86	785,000	11.71
Options exercisable at end of year	962,000		701,000		691,000
Weighted-average fair value of options granted during the year		$0.98		$1.42		$0.92

The following is a summary of stock options outstanding as of December 31, 2014:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

01/03/07	1	44,200		15.51	01/03/15
01/03/07	1	5,800		17.06	01/03/15
07/16/07	12	51,000		14.21	07/16/15
09/20/07	2	7,000		13.19	09/20/15
01/08/08	1	42,300		11.79	01/08/16
01/08/08	1	7,700		12.97	01/08/16
09/25/08	11	33,000		7.55	09/25/16
01/07/09	1	14,000		7.12	01/07/17
01/07/09	1	61,000		6.47	01/07/17
06/22/09	12	43,000		7.57	06/22/17
01/08/10	1	10,900		9.13	01/08/18
01/08/10	1	14,100		8.30	01/08/18
07/27/10	12	80,000		11.40	07/27/18
07/05/11	11	74,000		11.16	07/05/19
08/29/12	14	88,000		11.29	08/29/20
02/28/13	1	10,000		10.02	02/28/21
06/26/13	23	376,000		10.08	06/26/21
06/11/14	25	339,000	*	9.85	06/11/22

		1,301,000

* Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2014, 2013 and 2012 was $395,243, $421,563 and $602,653, respectively, of which $395,243, $421,563 and $602,653 relate to options exercisable. The intrinsic value of options exercised in 2014, 2013 and 2012 was $57,250, $-0- and $18,000, respectively, determined as of the date of option exercise. The weighted-average remaining contractual term of the above options was 4.3, 4.8 and 3.9 years as of December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, amounts charged to stock compensation expense relating to stock option grants, which is included in General and Administrative Expenses, totaled $437,063, $411,017 and $69,253, respectively.

Restricted Stock

On January 15, 2014, the Company awarded 25,000 shares of restricted stock to one participant. During 2013, the Company did not award any restricted stock grants. During 2012, the Company awarded 75,000 shares of restricted stock to nine participants. The grant date fair value of restricted stock grants awarded to participants was $232,750, $-0- and $803,700 for the years ended December 31, 2014, 2013 and 2012, respectively. These grants vest in equal installments over five years. As of December 31, 2014, there remained a total of $845,429 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.3 years.  For the years ended December 31, 2014, 2013 and 2012, amounts charged to stock compensation expense related to restricted stock grants, which is included in General and Administrative Expenses, totaled $485,881, $439,332 and $503,991, respectively. During 2012, compensation costs included a one-time charge of $123,490 for restricted stock grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2014, 2013 and 2012, and changes during the year ended December 31, 2014, 2013 and 2012 are presented below:

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	152,292	$10.77	187,470	$10.90	130,974	$11.14
Granted	25,000	9.31	-0-	-0-	75,000	10.72
Dividend Reinvested Shares	12,194	9.22	12,992	9.33	11,470	9.90
Vested	(52,140)	(10.77)	(48,170)	(10.90)	(29,974)	(11.10)
Non-vested at end of year	137,346	$10.37	152,292	$10.77	187,470	$10.90

As of December 31, 2014, there were 2,260,000 shares available for grant as stock options or restricted stock under the 2013 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (Plan). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2014, 2013 and 2012, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $226,953, $162,304 and $126,224 in 2014, 2013 and 2012, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are six Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (MREIC). The Company holds common stock of MREIC in its securities portfolio. As of December 31, 2014, the Company owns a total of 1,995,809 shares of MREIC common stock, representing 3.5% of the total shares outstanding at December 31, 2014 (See Note 4). The Company shares 1 officer (Chairman of the Board) and 2 additional employees (Controller and Director of Investor Relations) with MREIC. Effective January 1, 2015, the Company reduced this number to 1 officer (Chairman of the Board) and 1 additional employee (Director of Investor Relations). Allocations of salaries and benefits are based on the amount of the employees’ time dedicated to each company. Some general and administrative expenses, including office rent, are allocated between the Company and MREIC based on use or services provided. Effective January 2015, MREIC obtained a separate lease and office rent is no longer allocated between the Company and MREIC.

Employment Agreements and Compensation

The Company has an Employment Agreement with Mr. Eugene W. Landy, Chairman of the Board. Under this agreement, prior to January 1, 2004, Mr. Landy received an annual base compensation of $150,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile. Additionally, there may be bonuses voted by the Board of Directors. The Employment Agreement is terminable by either party at any time subject to certain notice requirements. On severance of employment by the Company, Mr. Landy will receive severance of $450,000, payable $150,000 on severance and $150,000 on the first and second anniversaries of severance. In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly. On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years, payable in monthly installments. In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death. The Employment Agreement automatically renews each year for successive one-year periods. Effective January 1, 2004, this agreement was amended to increase Mr. Landy's annual base compensation to $175,000. Additionally, Mr. Landy's pension benefit of $50,000 per year has been extended for an additional three years. On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the second amendment).  The second amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock. A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company. This change of control provision shall not apply to any combination between the Company and MREIC. Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes. During 2011, Mr. Landy was also awarded an Outstanding Leadership Achievement Award in the amount of $250,000 per year for three years. During 2013, the Board of Directors extended Mr. Landy’s pension benefit for an additional three years, through 2016. Effective October 1, 2014, the Company amended the employment agreement with Mr. Landy, increasing his base salary to $250,000.

Effective January 1, 2012, the Company and Samuel A. Landy entered into a three-year Employment Agreement under which Mr. Samuel Landy receives an annual base salary of $378,000 for 2012, $396,900 for 2013 and $416,745 for 2014, subject to increases in Funds from Operations (FFO) of 3% per year or 9% over the three-year period. If this increase is not met, the salary increase will be limited to the increase in the consumer price index. Bonuses are based on performance goals relating to FFO, home sales, occupancy and acquisitions, with a maximum of 21% of salary.  Mr. Samuel Landy received a restricted stock grant of 25,000 shares in 2012. In each subsequent calendar year of employment pursuant to the Agreement, restricted stock shall be awarded to Mr. Samuel Landy at the discretion of the Compensation Committee of the Board of Directors. Mr. Samuel Landy will receive customary fringe benefits, four weeks of vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Mr. Samuel Landy for the cost of a disability insurance policy.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, Mr. Samuel Landy will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Mr. Landy is currently negotiating a new employment agreement.

Effective January 1, 2012, the Company and Anna T. Chew entered into a new three-year employment agreement, under which Ms. Chew receives an annual base salary of $287,385 for 2012, $301,754 for 2013 and $316,841 for 2014, plus bonuses and customary fringe benefits.  Ms. Chew will also receive four weeks of vacation, reimbursement of reasonable and necessary business expenses and use of an automobile.  The Company will reimburse Ms. Chew for the cost of a disability insurance policy such that, in the event of the employee’s disability for a period of more than 90 days, the employee will receive benefits up to 60% of her then-current salary.  In the event of a merger, sale or change of voting control of the Company, excluding transactions between the Company and MREIC, the employee will have the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or the employee may terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement.  If there is a termination of employment by the Company for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, the employee shall be entitled to the greater of the salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement.  Ms. Chew is currently negotiating a new employment agreement.

Other Matters

The Company has an employment agreement with a certain executive officer, which in addition to base compensation, bonuses and fringe benefits, provides for specified retirement benefits. The Company has accrued these benefits on a present value basis over the terms of the agreements. Amounts accrued under this agreement were $600,000 at both December 31, 2014 and 2013.

The Company leases its corporate offices where the lessor of the property is owned by certain officers and directors of the Company. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. On May 1, 2010, the Company renewed this lease for an additional five-year term with monthly lease payments of $13,600 through April 30, 2013 and $14,000 through April 30, 2015. Management believes that the aforesaid rent is no more than what the Company would pay for comparable space elsewhere. Approximately 70% of the monthly lease payment plus its proportionate share of real estate taxes and common area maintenance was reimbursed by MREIC through 2014. Effective January 2015, MREIC obtained a separate lease and office rent is no longer allocated between the Company and MREIC.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP), as amended. Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discounted price (approximately 95% of market value) directly from the Company, from authorized but unissued shares of the Company common stock. Shareholders may also purchase additional shares at this discounted price by making optional cash payments monthly. Optional cash payments must be not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company.

Amounts received in connection with the DRIP for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012

Amounts Received	$34,650,730	$37,054,626	$19,448,937
Less: Dividends Reinvested	1,858,491	1,861,987	1,390,899
Amounts Received, net	$32,792,239	$35,192,639	$18,058,038

Number of Shares Issued	3,554,191	3,658,010	1,780,043

Preferred Stock

As of December 31, 2014, the Company had a total of 3,663,800 shares of Series A Preferred Stock outstanding representing an aggregate liquidation preference of $91,595,000.

The annual dividend of the Series A Preferred Stock is $2.0625 per share, or 8.25%, of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15.

The Series A Preferred Stock, par value $.10, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series B Preferred Stock is not redeemable prior to May 26, 2016. On and after May 26, 2016, the Series A Preferred Stock will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

Upon the occurrence of a Delisting Event or Change of Control, as defined in the Prospectus of the Preferred Offering, each holder of the Series A Preferred Stock will have the right to convert all or part of the shares of the Series A Preferred Stock held, unless the Company elects to redeem the Series A Preferred Stock.

Holders of the Series A Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for six or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

Issuer Purchases of Equity Securities

On January 21, 2015, the Board of Directors reaffirmed its Share Repurchase Program (the repurchase program) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The repurchase program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not require the Company to acquire any particular amount of common stock, and the program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. There have been no purchases under the repurchase program to date.

NOTE 10 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2014, 2013 and 2012:

		2014		2013	2012
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$3,853,595	$0.18	$3,155,607	$0.18	$2,809,868	$0.18
June 30	3,991,110	0.18	3,294,938	0.18	2,902,806	0.18
September 30	4,125,060	0.18	3,456,304	0.18	2,954,616	0.18
December 31	4,316,063	0.18	3,656,622	0.18	3,062,506	0.18

	$16,285,828	$0.72	$13,563,471	$0.72	$11,729,796	$0.72

These amounts do not include the discount on shares purchased through the Company’s DRIP.

On January 21, 2015, the Company declared a cash dividend of $0.18 per share to be paid on March 16, 2015 to common shareholders of record as of the close of business on February 17, 2015.

Preferred Stock

The following dividends were paid to preferred shareholders during the year ended December 31, 2014, 2013 and 2012:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2014	2/18/2014	3/17/2014	$1,889,147	$0.515625
4/1/2014	5/15/2014	6/16/2014	1,889,147	0.515625
7/1/2014	8/15/2014	9/15/2014	1,889,147	0.515625
10/1/2014	11/17/2014	12/15/2014	1,889,147	0.515625

			$7,556,588	$2.0625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/16/2013	2/15/2013	3/15/2013	$1,889,147	$0.515625
4/8/2013	5/15/2013	6/17/2013	1,889,147	0.515625
7/1/2013	8/15/2013	9/16/2013	1,889,147	0.515625
10/1/2013	11/15/2013	12/16/2013	1,889,147	0.515625

			$7,556,588	$2.0625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/18/2012	2/15/2012	3/15/2012	$690,319	$0.515625
4/17/2012	5/15/2012	6/15/2012	930,716	0.515625
7/9/2012	8/15/2012	9/17/2012	1,244,616	0.515625
10/1/2012	11/15/2012	12/17/2012	1,459,458	0.515625

			$4,325,109	$2.0625

On January 21, 2015, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2014 through February 28, 2015, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 16, 2015 to preferred shareholders of record as of the close of business on February 17, 2015. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

NOTE 11 – FEDERAL INCOME TAXES

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles U.S. GAAP net income to taxable income for the years ended December 31, 2014, 2013, and 2012:

	2014 Estimate (unaudited)	2013 Actual	2012 Actual

U.S. GAAP net income	$4,237,803	$5,836,823	$6,474,057
Add: U.S. GAAP net loss of taxable REIT subsidiary included above	3,946,571	2,746,526	3,081,837
U.S. GAAP net income from REIT operations	8,184,374	8,583,349	9,555,894
Stock compensation expense	922,944	850,349	573,244
Acquisition costs and other book / tax differences, net	(1,238,794)	351,413	(344,027)
Taxable income before adjustments	7,868,524	9,785,111	9,785,111
Less: Capital gains	(1,514,518)	(3,630,548)	(4,146,773)
Adjusted taxable income subject to 90% dividend requirement	$6,354,006	$6,154,563	$5,638,338

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2014, 2013, and 2012:

	2014 Estimate (unaudited)	2013 Actual	2012 Actual

Cash dividends paid	$23,842,416	$21,120,059	$16,798,495
Less: Portion designated as capital gains distributions	(1,514,518)	(3,630,548)	(4,146,773)
Less: Return of capital	(15,973,892)	(11,334,948)	(7,013,384)
Dividends paid deduction	$6,354,006	$6,154,563	$5,638,338

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2014, 2013, and 2012:

	2014		2013			2012
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$0.01114	1.55%	$0.12844	17.84%	$0.07892	10.96%
Capital gains	0.00265	.37%	0.05835	8.10%	0.08391	11.65%
Return of capital	0.70621	98.08%	0.53321	74.06%	0.55717	77.39%
	$0.72	100%	$0.72	100%	$0.72	100%

For the year ended December 31, 2014, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share ($1.66551 taxed as ordinary income and $0.39699 taxed as capital gains). For the year ended December 31, 2013, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share ($1.41816 taxed as ordinary income and $.64434 taxed as capital gains). For the year ended December 31, 2012, total distributions paid by the Company for preferred stock before accrued dividends, amounted to $5,068,697 or $2.0625 per share ($0.99966 taxed as ordinary income and $1.06284 taxed as capital gains).

In addition to the above, taxable income from non-REIT activities conducted by S&F, a TRS, is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2014, 2013 and 2012, S&F had operating losses for financial reporting purposes of $3,946,571, $2,746,526 and $3,081,837, respectively. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2014, 2013 and 2012, S&F recorded $15,000, $5,000 and $5,000, respectively, in federal, state and franchise taxes.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City. All homes owned by the Company were fully restored as were the homes of all residents who elected to make repairs. On May 9, 2011, the Company was notified that a lawsuit had been filed in the United States District Court for the Western District of Tennessee on behalf of a purported class of all individuals of Mexican national origin who are current or former residents of Memphis Mobile City. The complaint alleges various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. The magistrate judge ruled that plaintiffs who had signed a security agreement with an arbitration clause would be obligated to arbitrate while the other plaintiffs would not.  The Company filed a Motion to Dismiss plaintiffs’ amended Complaint which plaintiffs opposed.  The District Judge issued a decision granting our motion in part and denying it in part.  This litigation is ongoing. The Company continues to believe the action to be without merit.  The Company’s insurance company is supporting our defense of this action.  The Company is working on redeveloping this property as a manufactured home community, using fill from adjacent land that we have purchased in order to comply with current codes.  The adjacent parcel is also slated for manufactured home development upon receipt of appropriate permits.  The Company has received approval from the municipality for the first phase of the development and is currently obtaining bids for the construction work.

The Company has entered into definitive agreements to purchase four manufactured home communities with a total of approximately 623 developed home sites.  These communities are located in Pennsylvania.   The aggregate purchase price of these communities totals approximately $12.9 million.  One acquisition of 141 home sites, with a purchase price of $3,800,000 was completed in January 2015 (See Note 15). Subject to satisfactory due diligence, we anticipate completion of the remaining acquisitions during the first half of 2015.

In November 2013, the Company entered into an agreement with 21st Mortgage Corporation (21st Mortgage) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of December 31, 2014, there were fifty-nine transactions under this agreement with a total original loan amount of approximately $3.0 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2014, the total loan balance was approximately $3.0 million.

NOTE 13 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2014 and 2013:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014:
Equity Securities - Preferred Stock	$19,045,983	$19,045,983	$-0-	$-0-
Equity Securities - Common Stock	44,509,978	44,509,978	-0-	-0-
Interest Rate Swap (1)	(39,685)	-0-	(39,685)	-0-
Total	$63,516,276	$63,555,961	$(39,685)	$-0-

December 31, 2013:
Equity Securities - Preferred Stock	$24,536,942	$24,536,942	$-0-	$-0-
Equity Securities - Common Stock	34,718,000	34,718,000	-0-	-0-
Interest Rate Swap (1)	(39,840)	-0-	(39,840)	-0-
Total	$59,215,102	$59,254,942	$(39,840)	$-0-

(1)	Included in accrued liabilities and deposits

In addition to the Company’s investment in Securities Available for Sale at Fair Value, the Company is required to disclose certain information about fair values of its other financial instruments, as defined in ASC 825-10, Financial Instruments. Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. All of the Company’s securities available for sale have quoted market prices. However, for a portion of the Company's other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. As of December 31, 2014, the fair and carrying value of fixed rate mortgages payable amounted to $154,848,509 and $152,213,686, respectively. As of December 31, 2013, the fair and carrying value of fixed rate mortgages payable amounted to $127,869,529 and $128,553,264, respectively. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities (See Note 1). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2014, 2013 and 2012 was $10,832,747, $8,185,305 and $4,715,898, respectively.

During the years ended December 31, 2014 and 2013, the Company assumed mortgages totaling approximately $26.7 million and $7.7 million for the acquisition of communities.

During the years ended December 31, 2014, 2013 and 2012, land development costs of $100,372, $77,562 and $85,193, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2014, 2013 and 2012, the Company had dividend reinvestments of $1,858,491, $1,861,987 and $1,390,899, respectively which required no cash transfers.

NOTE 15 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On January 21, 2015, the Company acquired one manufactured home community for approximately $3.8 million located in Pennsylvania. This all-age community contains a total of 141 developed home sites that are situated on approximately 40 total acres. The average occupancy for this community is approximately 96%. The Company assumed a mortgage loan with a balance of approximately $2.3 million. The interest rate on this mortgage is fixed at 6.5%. This mortgage matures on October 5, 2021.

On February 27, 2015, the Company obtained an $8,100,000 Federal Home Loan Mortgage Corporation (Freddie Mac) mortgage through Wells Fargo Bank, N.A. (Wells Fargo) on D&R Village. The interest rate on this mortgage is fixed at 3.85%. This mortgage matures on March 1, 2025. Proceeds from this mortgage was used to repay the D&R Village and Waterfalls Village mortgage.

On March 6, 2015, the Company obtained a $2,200,000 Freddie Mac mortgage through Wells Fargo on Olmsted Falls. The interest rate on this mortgage is fixed at 3.98%. This mortgage matures on April 1, 2025.

NOTE 16 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the 2014 and 2013 acquisitions that have closed. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during 2014 and 2013 assuming that the acquisitions had occurred as of January 1, 2013, after giving effect to certain adjustments including (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	For the years ended December 31,
	2014	2013

Rental and Related Income	$65,503,000	$61,715,000
Community Operating Expenses	34,882,000	35,079,000
Net Loss Attributable to Common Shareholders	(4,223,000)	(4,603,000)
Net Loss Attributable to Common Shareholders per Share:
Basic	(0.19)	(0.25)
Diluted	(0.19)	(0.24)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2014	March 31	June 30	September 30	December 31

Total Income	$15,849,181	$18,148,732	$18,554,782	$18,879,238
Total Expenses	15,101,441	16,489,825	16,777,494	16,152,398
Other Income (Expense)	(156,907)	(228,377)	(1,121,174)	(1,173,827)
Net Income	568,189	1,476,725	629,271	1,563,618
Net Income (Loss) Attributable
to Common Shareholders	(1,320,958)	(412,422)	(1,259,876)	(325,529)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	(0.06)	(0.02)	(0.06)	(0.01)
Diluted	(0.06)	(0.02)	(0.06)	(0.01)

2013	March 31	June 30	September 30	December 31

Total Income	$13,426,295	$16,097,925	$16,253,966	$16,426,921
Total Expenses	12,240,957	14,196,653	14,935,457	16,636,587
Other Income (Expense)	2,977,034	(229,785)	(600,121)	(524,561)
Net Income	4,149,511	1,619,439	800,877	(733,004)
Net Income (Loss) Attributable
to Common Shareholders	2,260,364	(269,708)	(1,088,270)	(2,622,151)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.13	(0.02)	(0.06)	(0.14)
Diluted	0.13	(0.02)	(0.06)	(0.14)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Allentown	Memphis, TN	$10,486,045	(1)	$250,000	$2,569,101	$8,270,359
Auburn Estates	Orrville, OH	7,554,281	(5)	114,000	1,174,000	167,500
Birchwood Farms	Birch Run, MI	52,082,526	(6)	70,000	2,797,000	532,478
Broadmore Estates	Goshen, IN		(6)	1,120,000	11,136,000	1,727,638
Brookside Village	Berwick, PA	14,679,583	(2)	372,000	4,776,000	639,151
Brookview Village	Greenfield Ctr, NY	-0-		37,500	232,547	3,693,950
Carsons	Chambersburg, PA	12,177,725	(3)	176,000	2,411,000	450,569
Cedarcrest	Vineland, NJ	8,966,785		320,000	1,866,323	2,046,445
Chambersburg I & II	Chambersburg, PA		(3)	108,000	2,397,000	247,338
Chelsea	Sayre, PA		(3)	124,000	2,049,000	278,421
City View	Lewistown, PA	-0-		137,000	613,000	944,226
Clinton	Tiffin, OH		(1)	142,000	3,301,800	69,522
Collingwood	Horseheads, NY		(3)	196,000	2,317,500	684,628
Colonial Heights	Wintersville, OH		(6)	67,000	2,383,000	2,339,241
Countryside Estates	Muncie, IN	-0-		174,000	1,926,000	1,554,975
Countryside Estates	Ravenna, OH	9,083,178	(9)	205,000	2,895,997	340,776
Countryside Village	Columbia, TN	-0-		394,000	6,916,500	3,180,792
Cranberry Village	Cranberry Twp, PA	-0-		181,930	1,922,931	2,450,486
Crestview	Sayre, PA		(3)	188,000	2,258,000	497,236
Cross Keys Village	Duncansville, PA	-0-		60,774	378,093	2,249,070
Dallas Mobile Home	Toronto, OH	-0-		275,600	2,728,503	15,549
Deer Meadows	New Springfield, OH		(9)	226,000	2,299,275	206,051
D&R Village	Clifton Park, NY	6,803,625	(4)	391,724	704,021	2,756,898
Evergreen Estates	Lodi, OH		(9)	99,000	1,121,300	59,914
Evergreen Manor	Bedford, OH		(9)	49,000	2,372,258	23,234
Evergreen Village	Mantua, OH		(9)	105,000	1,277,001	212,279
Fairview Manor	Millville, NJ	10,139,450		216,000	1,166,517	9,094,057
Forest Creek	Elkhart, IN		(6)	440,000	7,004,000	865,604
Forest Park Village	Cranberry Twp, PA	-0-		75,000	977,225	4,667,458
Frieden Manor	Schuylkill Haven, PA		(3)	643,000	5,293,500	689,795
Green Acres	Chambersburg, PA		(3)	63,000	584,000	5,557
Gregory Courts	Honey Brook, PA		(6)	370,000	1,220,000	61,433
Hayden Heights	Dublin, OH	-0-		248,100	2,147,700	97,176
Heather Highlands	Inkerman, PA	989,773		572,500	2,151,569	5,914,235
Highland	Elkhart, IN		(6)	510,000	7,084,000	689,293
Highland Estates	Kutztown, PA	9,408,128		145,000	1,695,041	10,582,889
Hillside Estates	Greensburg, PA	8,495,880	(8)	483,600	2,678,525	154,554
Holiday	Nashville, TN	-0-		1,632,000	5,618,000	3,027,213
Hudson Estates	Peninsula, OH	8,796,065	(10)	141,000	3,515,878	425,478
Independence Park	Clinton, PA		(8)	686,400	2,783,633	47,269
Kinnebrook	Monticello, NY	-0-		235,600	1,402,572	7,720,797
Lake Sherman	Navarre, OH	-0-		290,000	1,457,673	6,495,265
Laurel Woods	Cresson, PA	-0-		432,700	2,070,426	2,258,651
Little Chippewa	Orrville, OH		(5)	113,000	1,135,000	303,129
Maple Manor	Taylor, PA		(2)	674,000	9,432,800	1,732,827
105

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Meadowood	New Middletown, OH		$(6)	$152,000	$ 3,191,000	$1,218,816
Melrose Village	Wooster, OH		(5)	767,000	5,429,000	797,370
Melrose West	Wooster, OH		(5)	94,000	1,040,000	10,633
Memphis Mobile	Memphis, TN	-0-		78,435	810,477	952,935
Monroe Valley	Ephrata, PA		(3)	114,000	994,000	245,557
Moosic Heights	Avoca, PA		(2)	330,000	3,794,100	712,913
Mountaintop	Ephrata, PA		(3)	134,000	1,665,000	386,890
Mountain View	Coxsackie, NY	-0-		1,757,800	-0-	1,497,683
Oak Ridge Estates	Elkhart, IN		(6)	500,000	7,524,000	1,490,055
Oakwood Lake	Tunkhannock, PA		(2)	379,000	1,639,000	310,990
Olmsted Falls	Olmsted Falls, OH	-0-		569,000	3,031,000	678,638
Oxford Village	West Grove, PA	7,350,262		175,000	990,515	1,600,405
Pine Ridge/Manor	Carlisle, PA	-0-		37,540	198,321	6,719,889
Pine Valley Estates	Apollo, PA	-0-		670,000	1,336,600	3,518,511
Pleasant View Estates	Bloomsburg, PA		(2)	282,000	2,174,800	600,563
Port Royal Village	Belle Vernon, PA	-0-		150,000	2,491,796	9,724,884
River Valley Estates	Marion, OH	-0-		236,000	785,293	5,033,760
Rolling Hills Estates	Carlisle, PA	-0-		301,000	1,419,013	507,699
Rostraver Estates	Belle Vernon, PA		(8)	813,600	2,203,506	58,430
Sandy Valley Estates	Magnolia, OH	-0-		270,000	1,941,430	5,603,708
Shady Hills	Nashville, TN	-0-		337,000	3,379,000	1,948,025
Somerset/Whispering	Somerset, PA	731,900		1,485,000	2,050,400	5,380,203
Southern Terrace	Columbiana, OH		(6)	63,000	3,387,000	206,625
Southwind Village	Jackson, NJ	5,871,176		100,095	602,820	2,338,536
Spreading Oaks	Athens, OH	-0-		67,000	1,326,800	1,962,581
Suburban Estates	Greensburg, PA	6,417,395	(7)	299,000	5,837,272	1,025,661
Summit Estates	Ravenna, OH		(10)	198,000	2,779,260	186,289
Sunny Acres	Somerset, PA		(7)	287,000	6,113,528	486,204
Sunnyside	Eagleville, PA		(6)	450,000	2,674,000	(12,659)
Trailmont	Goodlettsville, TN	-0-		411,000	1,867,000	2,133,953
Twin Oaks I & II	Olmsted Twp, OH	2,637,077		823,000	3,527,000	969,541
Twin Pines	Goshen, IN		(6)	650,000	6,307,000	1,032,172
Valley High	Ruffs Dale, PA		(8)	284,000	2,266,750	50,862
Valley Hills	Ravenna, OH		(10)	996,000	6,542,178	1,006,862
Valley View-I	Ephrata, PA		(3)	191,000	4,359,000	555,107
Valley View-II	Ephrata, PA		(3)	72,000	1,746,000	2,508
Valley View-Danboro	Doylestown, PA		(6)	2,650,000	8,266,000	(11,992)
Valley View-HB	Honey Brook, PA		(6)	1,380,000	5,348,000	157,821
Waterfalls Village	Hamburg, NY		(4)	424,000	3,812,000	2,353,158
Weatherly Estates	Lebanon, TN	-0-		1,184,000	4,034,480	4,299,168
Woodland Manor	West Monroe, NY	-0-		77,000	841,000	1,493,572
Woodlawn Village	Eatontown, NJ	-0-		157,421	280,749	1,019,343
Wood Valley	Caledonia, OH	-0-		260,000	1,753,206	3,330,308
Youngstown Estates	Youngstown, NY		(5)	269,000	1,606,000	23,054

		$182,670,854		$34,479,319	$249,606,503	$164,078,637

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/14
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Allentown	Memphis, TN	$480,000	$10,609,460	$11,089,460	$4,411,922
Auburn Estates	Orrville, OH	114,000	1,341,500	1,455,500	53,598
Birchwood Farms	Birch Run, MI	70,000	3,329,478	3,399,478	255,376
Broadmore Estates	Goshen, IN	1,120,000	12,863,638	13,983,638	895,695
Brookside Village	Berwick, PA	372,000	5,415,151	5,787,151	731,483
Brookview Village	Greenfield Ctr, NY	122,865	3,841,132	3,963,997	1,956,851
Carsons	Chambersburg, PA	176,000	2,861,569	3,037,569	223,159
Cedarcrest	Vineland, NJ	408,206	3,824,562	4,232,768	2,575,753
Chambersburg I & II	Chambersburg, PA	108,000	2,644,338	2,752,338	222,658
Chelsea	Sayre, PA	124,000	2,327,421	2,451,421	186,335
City View	Lewistown, PA	137,000	1,557,226	1,694,226	110,796
Clinton	Tiffin, OH	142,000	3,371,322	3,513,322	397,120
Collingwood	Horseheads, NY	196,000	3,002,128	3,198,128	224,293
Colonial Heights	Wintersville, OH	67,000	4,722,241	4,789,241	319,009
Countryside Estates	Muncie, IN	174,000	3,480,975	3,654,975	279,946
Countryside Estates	Ravenna, OH	205,000	3,236,773	3,441,773	93,711
Countryside Village	Columbia, TN	394,000	10,097,292	10,491,292	1,197,084
Cranberry Village	Cranberry Twp, PA	181,930	4,373,417	4,555,347	2,478,191
Crestview	Sayre, PA	363,000	2,580,236	2,943,236	208,796
Cross Keys Village	Duncansville, PA	60,774	2,627,163	2,687,937	1,026,981
Dallas Mobile Home	Toronto, OH	275,600	2,744,052	3,019,652	50,465
Deer Meadows	New Springfield, OH	226,000	2,505,326	2,731,326	74,714
D&R Village	Clifton Park, NY	391,724	3,460,919	3,852,643	1,726,688
Evergreen Estates	Lodi, OH	99,000	1,181,214	1,280,214	35,265
Evergreen Manor	Bedford, OH	49,000	2,395,492	2,444,492	87,038
Evergreen Village	Mantua, OH	105,000	1,489,280	1,594,280	42,236
Fairview Manor	Millville, NJ	2,534,892	7,941,682	10,476,574	4,270,502
Forest Creek	Elkhart, IN	440,000	7,869,604	8,309,604	589,049
Forest Park Village	Cranberry Twp, PA	75,000	5,644,683	5,719,683	2,437,412
Frieden Manor	Schuylkill Haven, PA	643,000	5,983,295	6,626,295	501,251
Green Acres	Chambersburg, PA	63,000	589,557	652,557	51,584
Gregory Courts	Honey Brook, PA	370,000	1,281,433	1,651,433	84,706
Hayden Heights	Dublin, OH	248,100	2,244,876	2,492,976	39,748
Heather Highlands	Inkerman, PA	572,500	8,065,804	8,638,304	3,976,279
Highland	Elkhart, IN	510,000	7,773,293	8,283,293	567,895
Highland Estates	Kutztown, PA	404,239	12,018,691	12,422,930	5,355,140
Hillside Estates	Greensburg, PA	483,600	2,833,079	3,316,679	51,554
Holiday	Nashville, TN	1,632,000	8,645,213	10,277,213	449,681
Hudson Estates	Peninsula, OH	141,000	3,941,356	4,082,356	111,142
Independence Park	Clinton, OH	686,400	2,830,902	3,517,302	52,591
Kinnebrook	Monticello, NY	352,972	9,005,997	9,358,969	3,833,077
Lake Sherman	Navarre, OH	290,000	7,952,938	8,242,938	2,905,512
Laurel Woods	Cresson, PA	432,700	4,329,077	4,761,777	1,544,649
Little Chippewa	Orrville, OH	113,000	1,438,129	1,551,129	49,565
Maple Manor	Taylor, PA	674,000	11,165,627	11,839,627	1,503,215

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/14
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Meadowood	New Middletown, OH	$152,000	$4,409,816	$4,561,816	$356,493
Melrose Village	Wooster, OH	767,000	6,226,370	6,993,370	229,927
Melrose West	Wooster, OH	94,000	1,050,633	1,144,633	41,278
Memphis Mobile	Memphis, TN	335,935	1,505,912	1,841,847	1,161,152
Monroe Valley	Ephrata, PA	114,000	1,239,557	1,353,557	101,446
Moosic Heights	Avoca, PA	330,000	4,507,013	4,837,013	596,707
Mountaintop	Ephrata, PA	134,000	2,051,890	2,185,890	161,274
Mountain View	Coxsackie, NY	2,218,800	1,036,683	3,255,483	142,831
Oak Ridge Estates	Elkhart, IN	500,000	9,014,055	9,514,055	643,903
Oakwood Lake	Tunkhannock, PA	379,000	1,949,990	2,328,990	268,677
Olmsted Falls	Olmsted Falls, OH	569,000	3,709,638	4,278,638	264,561
Oxford Village	West Grove, PA	155,000	2,610,920	2,765,920	1,861,355
Pine Ridge/Manor	Carlisle, PA	145,473	6,810,277	6,955,750	2,167,988
Pine Valley Estates	Apollo, PA	732,089	4,793,022	5,525,111	1,900,600
Pleasant View Estates	Bloomsburg, PA	282,000	2,775,363	3,057,363	365,881
Port Royal Village	Belle Vernon, PA	505,000	11,861,680	12,366,680	5,249,997
River Valley Estates	Marion, OH	236,000	5,819,053	6,055,053	2,803,077
Rolling Hills Estates	Carlisle, PA	301,000	1,926,712	2,227,712	115,523
Rostraver Estates	Belle Vernon, PA	813,600	2,261,936	3,075,536	47,589
Sandy Valley Estates	Magnolia, OH	270,000	7,545,138	7,815,138	3,868,316
Shady Hills	Nashville, TN	337,000	5,327,025	5,664,025	565,276
Somerset/Whispering	Somerset, PA	1,488,600	7,427,003	8,915,603	2,200,359
Southern Terrace	Columbiana, OH	63,000	3,593,625	3,656,625	297,702
Southwind Village	Jackson, NJ	100,095	2,941,356	3,041,451	1,843,215
Spreading Oaks	Athens, OH	67,000	3,289,381	3,356,381	1,263,843
Suburban Estates	Greensburg, PA	299,000	6,862,933	7,161,933	1,012,803
Summit Estates	Ravenna, OH	198,000	2,965,549	3,163,549	87,990
Sunny Acres	Somerset, PA	287,000	6,599,732	6,886,732	1,051,390
Sunnyside	Eagleville, PA	450,000	2,661,341	3,111,341	177,682
Trailmont	Goodlettsville, TN	411,000	4,000,953	4,411,953	389,129
Twin Oaks I & II	Olmsted Twp, OH	998,000	4,321,541	5,319,541	321,272
Twin Pines	Goshen, IN	650,000	7,339,172	7,989,172	482,924
Valley High	Ruffs Dale, PA	284,000	2,317,612	2,601,612	43,488
Valley Hills	Ravenna, OH	996,000	7,549,040	8,545,040	213,962
Valley View-I	Ephrata, PA	191,000	4,914,107	5,105,107	409,151
Valley View-II	Ephrata, PA	72,000	1,748,508	1,820,508	153,686
Valley View-Danboro	Doylestown, PA	2,650,000	8,254,008	10,904,008	550,226
Valley View-HB	Honey Brook, PA	1,380,000	5,505,821	6,885,821	391,197
Waterfalls Village	Hamburg, NY	424,000	6,165,158	6,589,158	2,895,919
Weatherly Estates	Lebanon, TN	1,184,000	8,333,648	9,517,648	1,947,596
Woodland Manor	West Monroe, NY	77,000	2,334,572	2,411,572	666,277
Woodlawn Village	Eatontown, NJ	135,420	1,322,093	1,457,513	615,534
Wood Valley	Caledonia, OH	260,000	5,083,514	5,343,514	2,186,870
Youngstown Estates	Youngstown, NY	269,000	1,629,054	1,898,054	64,132

		$39,133,514	$409,030,945	$448,164,459	$90,419,913

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside Village	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview Village	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Cedarcrest	Vineland, NJ	1973	1986	27.5
Chambersburg I & II	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry Village	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Sayre, PA	1964	2012	5 to 27.5
Cross Keys Village	Duncansville, PA	1961	1979	5 to 27.5
Dallas Mobile Home	Toronto, OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield, OH	1973	2014	5 to 27.5
D&R Village	Clifton Park, NY	1972	1978	5 to 27.5
Evergreen Estates	Lodi, OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park Village	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin, OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
Highland	Elkhart, IN	1969	2013	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillside Estates	Greensburgh, PA	1980	2014	5 to 27.5
Holiday	Nashville, TN	1967	2013	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Independence Park	Clinton, PA	1987	2014	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
109

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	27.5
Memphis Mobile	Memphis, TN	1955	1985	27.5
Monroe Valley	Ephrata, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mountaintop	Ephrata, PA	1972	2012	5 to 27.5
Mountain View	Coxsackie, NY	N/A	2005	5 to 27.5
Oak Ridge Estates	Elkhart, IN	1990	2013	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Falls, OH	1953/1970	2012	27.5
Oxford Village	West Grove, PA	1971	1974	5 to 27.5
Pine Ridge/Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley Estates	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View Estates	Bloomsburg, PA	1960's	2010	5 to 27.5
Port Royal Village	Belle Vernon, PA	1973	1983	5 to 27.5
River Valley Estates	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Vernon, PA	1970	2014	5 to 27.5
Sandy Valley Estates	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	27.5
Southern Terrace	Columbiana, OH	1983	2012	27.5
Southwind Village	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks I & II	Olmsted Twp, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5
Valley High	Ruffs Dale, PA	1974	2014	5 to 27.5
Valley Hills	Ravenna, OH	1960-1970	2014	5 to 27.5
Valley View-I	Ephrata, PA	1961	2012	5 to 27.5
Valley View-II	Ephrata, PA	1999	2012	5 to 27.5
Valley View-Danboro	Doylestown, PA	1959	2013	5 to 27.5
Valley View-HB	Honey Brook, PA	1970	2013	5 to 27.5
Waterfalls Village	Hamburg, NY	prior to 1980	1997	5 to 27.5
Weatherly Estates	Lebanon, TN	1997	2006	5 to 27.5
Woodland Manor	West Monroe, NY	prior to 1980	2003	5 to 27.5
Woodlawn Village	Eatontown, NJ	1964	1978	5 to 27.5
Wood Valley	Caledonia, OH	prior to 1980	1996	5 to 27.5
Youngstown Estates	Youngstown, NY	1963	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(1)	Represents one mortgage note payable secured by two properties.

(2)	Represents one mortgage note payable secured by five properties.

(3)	Represents one mortgage note payable secured by eleven properties.

(4)	Represents one mortgage note payable secured by two properties.

(5)	Represents one mortgage note payable secured by five properties.

(6)	Represents one mortgage not payable secured by thirteen properties.

(7)	Represents one mortgage note payable secured by two properties.

(8)	Represents one mortgage note payable secured by four properties.

(9)	Represents one mortgage note payable secured by five properties.

(10)	Represents one mortgage note payable secured by three properties.

(11)	Reconciliation

	/----------FIXED ASSETS-----------/
	12/31/14	12/31/13	12/31/12

Balance – Beginning of Year	$365,824,412	$253,490,055	$191,252,542

Additions:
Acquisitions	42,422,064	88,211,013	47,376,000
Improvements	40,798,234	26,041,264	16,121,717
Total Additions	83,220,298	114,252,277	63,497,717

Deletions	(880,251)	(1,917,920)	(1,260,204)

Balance – End of Year	$448,164,459	$365,824,412	$253,490,055

	/-----ACCUMULATED DEPRECIATION-----/
	12/31/14	12/31/13	12/31/12

Balance – Beginning of Year	$76,435,743	$65,658,602	$58,994,093

Additions:
Depreciation	14,341,575	11,318,194	6,869,251
Total Additions	14,341,575	11,318,194	6,869,251

Deletions	(357,405)	(541,053)	(204,742)

Balance – End of Year	$90,419,913	$76,435,743	$65,658,602

(12) The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY: /s/Samuel A. Landy SAMUEL A. LANDY
President, Chief Executive Officer and Director (Principal Executive Officer)

BY: /s/Anna T. Chew ANNA T. CHEW
Vice President, Chief Financial and Accounting Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Dated: March 10, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/Eugene W. Landy EUGENE W. LANDY	Chairman of the Board	March 10, 2015

/s/Samuel A. Landy SAMUEL A. LANDY	President, Chief Executive Officer and Director	March 10, 2015

/s/Anna T. Chew ANNA T. CHEW	Vice President, Chief Financial and Accounting Officer, Treasurer and Director	March 10, 2015

/s/Jeffrey A. Carus JEFFREY A. CARUS	Director	March 10, 2015

/s/Matthew Hirsch MATTHEW HIRSCH	Director	March 10, 2015

/s/Michael P. Landy MICHAEL P. LANDY	Director	March 10, 2015

/s/Stuart Levy STUART LEVY	Director	March 10, 2015

/s/James E. Mitchell JAMES E. MITCHELL	Director	March 10, 2015

/s/Richard H. Molke RICHARD H. MOLKE	Director	March 10, 2015

/s/Stephen B. Wolgin STEPHEN B. WOLGIN	Director	March 10, 2015

