Form 10-Q
period 2015-03-31
UMH PROPERTIES, INC.
filed 2015-05-07
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Non-accelerated filer _______ Smaller reporting company _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes__ No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of May 1, 2015
Common Stock, $.10 par value per share	25,520,497

1

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

- ASSETS -	March 31, 2015 (Unaudited)	December 31, 2014

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 39,347,514	$ 39,133,514
Site and Land Improvements	304,264,910	299,776,250
Buildings and Improvements	17,702,478	17,534,698
Rental Homes and Accessories	96,998,180	91,719,997
Total Investment Property	458,313,082	448,164,459
Equipment and Vehicles	12,525,718	12,242,086
Total Investment Property and Equipment	470,838,800	460,406,545
Accumulated Depreciation	(103,674,038)	(99,522,180)
Net Investment Property and Equipment	367,164,762	360,884,365

OTHER ASSETS
Cash and Cash Equivalents	11,076,165	8,082,792
Securities Available for Sale at Fair Value	67,917,983	63,555,961
Inventory of Manufactured Homes	10,564,525	12,306,715
Notes and Other Receivables, net	21,379,667	21,992,566
Unamortized Financing Costs	3,242,248	2,228,779
Prepaid Expenses and Other Assets	4,052,133	3,356,034
Land Development Costs	5,923,839	5,861,764
Total Other Assets	124,156,560	117,384,611

TOTAL ASSETS	$491,321,322	$478,268,976

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	March 31, 2015 (Unaudited)	December 31, 2014

LIABILITIES:
MORTGAGES PAYABLE	$ 221,963,780	$ 182,670,854

OTHER LIABILITIES
Accounts Payable	2,073,377	1,824,293
Loans Payable	47,630,146	77,439,230
Accrued Liabilities and Deposits	4,880,245	4,757,604
Tenant Security Deposits	2,861,413	2,749,890
Total Other Liabilities	57,445,181	86,771,017
Total Liabilities	279,408,961	269,441,871

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 3,663,800 shares authorized, issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	91,595,000	91,595,000
Common Stock – $0.10 par value per share, 42,000,000 shares authorized, 25,296,003 and 24,372,083 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2,529,600	2,437,208
Excess Stock - $0.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	113,078,637	110,422,454
Accumulated Other Comprehensive Income	5,376,917	5,040,236
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	211,912,361	208,827,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$491,321,322	$478,268,976

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

	THREE MONTHS ENDED
	2015	2014

INCOME:
Rental and Related Income	$17,215,686	$14,846,776
Sales of Manufactured Homes	1,128,400	1,002,405
Total Income	18,344,086	15,849,181

EXPENSES:
Community Operating Expenses	8,812,489	8,287,609
Cost of Sales of Manufactured Homes	880,670	766,379
Selling Expenses	685,539	720,679
General and Administrative Expenses	1,656,700	1,603,923
Acquisition Costs	106,131	285,179
Depreciation Expense	4,228,274	3,437,672
Total Expenses	16,369,803	15,101,441

OTHER INCOME (EXPENSE):
Interest Income	478,333	547,243
Dividend Income	1,094,778	1,059,465
Gain on Sales of Securities Transactions, net	58,200	508,403
Other Income	49,864	52,687
Interest Expense	(2,811,611)	(2,208,125)
Amortization of Financing Costs	(130,043)	(116,580)
Total Other Income (Expense)	(1,260,479)	(156,907)

Income before Loss on Sales of Investment Property and Equipment	713,804	590,833
Gain (Loss) on Sales of Investment Property and Equipment	4,713	(22,644)
Net Income	718,517	568,189
Less: Preferred Dividend	1,889,147	1,889,147
Net Income (Loss) Attributable to Common Shareholders	$(1,170,630)	$(1,320,958)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

	THREE MONTHS ENDED
	2015	2014

Basic Income Per Share:

Net Income	$0.03	$0.03
Less: Preferred Dividend	0.08	0.09
Net Income (Loss) Attributable to Common Shareholders	$(0.05)	$(0.06)

Diluted Income Per Share:

Net Income	$0.03	$0.03
Less: Preferred Dividend	0.08	0.09
Net Income (Loss) Attributable to Common Shareholders	$(0.05)	$(0.06)

Weighted Average Common Shares Outstanding:

Basic	24,796,898	21,261,375
Diluted	24,840,565	21,307,103

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

	THREE MONTHS ENDED
	2015	2014

Net Income	$718,517	$568,189

Other Comprehensive Income:
Unrealized Holding Gain Arising During the Period	483,963	3,830,344
Reclassification Adjustment for Net Gains Realized in Income	(58,200)	(508,403)
Change in Fair Value of Interest Rate Swap Agreements	(89,082)	4,488

Comprehensive Income	1,055,198	3,894,618
Less: Preferred Dividend	(1,889,147)	(1,889,147)

Comprehensive Income (Loss) Attributable to Common Shareholders	$(833,949)	$2,005,471

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$718,517	$568,189
Non-Cash Adjustments:
Depreciation	4,228,274	3,437,672
Amortization of Financing Costs	130,043	116,580
Stock Compensation Expense	177,801	223,797
Increase in Provision for Uncollectible Notes and Other Receivables	265,409	213,776
Gain on Sales of Securities Transactions, net	(58,200)	(508,403)
(Gain) Loss on Sales of Investment Property and Equipment	(4,713)	22,644
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	1,742,190	1,679,688
Notes and Other Receivables	347,490	(605,728)
Prepaid Expenses and Other Assets	(696,099)	309,527
Accounts Payable	249,084	128,093
Accrued Liabilities and Deposits	33,559	(16,065)
Tenant Security Deposits	111,523	264,285
Net Cash Provided by Operating Activities	7,244,878	5,834,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(1,509,524)	(6,837,261)
Purchase of Investment Property and Equipment	(6,844,617)	(6,564,391)
Proceeds from Sales of Assets	140,659	112,650
Additions to Land Development	(62,075)	(99,499)
Purchase of Securities Available for Sale	(4,566,259)	(1,153,766)
Proceeds from Sales of Securities Available for Sale	688,200	3,538,309
Net Cash Used in Investing Activities	(12,153,616)	(11,003,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	44,985,000	-0-
Net Proceeds (Payments) on Short Term Borrowings	(29,809,084)	4,504,287
Principal Payments of Mortgages	(7,982,550)	(1,111,615)
Financing Costs on Debt	(1,143,512)	(241,177)
Proceeds from Issuance of Common Stock, net of reinvestments	7,680,628	7,454,456
Proceeds from Exercise of Stock Options	52,910	-0-
Preferred Dividends Paid	(1,889,147)	(1,889,147)
Common Dividends Paid, net of reinvestments	(3,992,134)	(3,401,283)
Net Cash Provided by Financing Activities	7,902,111	5,315,521

Net Increase In Cash and Cash Equivalents	2,993,373	145,618
Cash and Cash Equivalents at Beginning of Period	8,082,792	7,615,143
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,076,165	$7,760,761

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates eighty-nine manufactured home communities containing approximately 15,200 developed home sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company also invests in securities of other Real Estate Investment Trusts (“REITs”) which the Company generally limits to no more than approximately 15% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

In preparing the Consolidated Financial Statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of Assets and Liabilities, as well as contingent Assets and Liabilities as of the dates of the Consolidated Balance Sheets and Revenue and Expenses for the years then ended. Actual results could differ significantly from these estimates and assumptions.

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $177,801 and $223,797 have been recognized for the three months ended March 31, 2015 and 2014, respectively.

On February 2, 2015, the Company awarded to Samuel A. Landy a restricted stock award of 25,000 shares in accordance with his employment agreement. The grant date fair value of this restricted stock grant was $243,250. This grant vests ratably over 5 years.

As of March 31, 2015, there were options outstanding to purchase 1,244,000 shares. There were 2,235,000 shares available for grant under the 2013 Stock Option and Stock Award Plan. During the three months ended March 31, 2015, options to two employees to purchase a total of 7,000 shares were exercised. During the three months ended March 31, 2015, options to one employee to purchase a total of 50,000 shares expired. The aggregate intrinsic value of options outstanding as of March 31, 2015 was $544,263. As of March 31, 2014, there were options outstanding to purchase 1,043,000 shares and 2,593,000 shares were available for grant under the Company’s 2013 Stock Option and Stock Award Plan.

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

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 3/31/15
Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$10,407,706
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$11,987,371
10

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage. The interest rate swap agreements are net settled monthly. The Company has designated these derivatives as cash flow hedges and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets. To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of March 31, 2015 and December 31, 2014, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges. As a result, the fair value of these derivatives of $(128,767) and $(39,685), respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the method of adoption.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the statement presentation for the current periods.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Common stock equivalents resulting from stock options in the amount of 43,667 and 45,728 shares for the three months ended March 31, 2015 and 2014, respectively, are included in the diluted weighted average shares outstanding. As of March 31, 2015 and 2014, options to purchase 1,075,000 and 844,000 shares, respectively, were antidilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On January 21, 2015, the Company acquired Holly Acres, a manufactured home community located in Erie, Pennsylvania for $3,800,000. This all-age community contains a total of 141 developed home sites that are situated on approximately 40 total acres. The average occupancy for this community is approximately 96%. The Company assumed a mortgage loan with a balance of approximately $2,300,000. The interest rate on this mortgage is fixed at 6.5%. This mortgage matures on October 5, 2021.

This acquisition has been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the result of the acquired assets are included in the statements of operations from the dates of acquisition. The following table summarizes the estimated fair value of the assets acquired for the quarter ended March 31, 2015:

At Acquisition Date
Assets Acquired:
Land	$194,000
Depreciable Property	3,606,000
Total Assets Acquired	$3,800,000

The purchase price allocations are preliminary and may be adjusted as final costs and valuations are determined.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s Securities Available for Sale at Fair Value consist primarily of marketable common and preferred stock of other REITs with a fair value of $67,917,983 as of March 31, 2015. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with liquidity as well as dividend income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three months ended March 31, 2015, the Company sold securities with a cost of $630,000 and recognized a Gain on Sale of $58,200. The Company also made purchases of $4,566,259 in Securities Available for Sale. Of this amount, the Company made total purchases of 26,220 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $274,265, or a weighted average cost of $10.46 per share. The Company owned a total of 2,022,029 MREIC common shares as of March 31, 2015 at a total cost of $16,918,773 and a fair value of $22,464,742.

As of March 31, 2015, the Company had total net unrealized gains of $5,505,683 in its REIT securities portfolio. The Company held six securities that had unrealized losses as of March 31, 2015. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at March 31, 2015:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Preferred Stock	$ -0-	$ -0-	$ -0-	$ -0-
Common Stock	20,224,490	(1,079,174)	1,735,200	(378,135)
Total	$ 20,224,490	$ (1,079,174)	$ 1,735,200	$ (378,135)

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss
3	$ 8,823,250	$ (368,805)	0% to 5%
2	11,401,240	(710,369)	6 to 10%
1	1,735,200	(378,135)	18%
6	$ 21,959,690	$ (1,457,309)

The Company has determined that these securities are temporarily impaired as of March 31, 2015. The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

On January 21, 2015, the Company assumed a mortgage loan of approximately $2.3 million in conjunction with its acquisition of Holly Acres. The interest rate on this mortgage is fixed at 6.5%. This mortgage matures on October 5, 2021.

On February 27, 2015, the Company obtained an $8,100,000 Federal Home Loan Mortgage Corporation (Freddie Mac) mortgage through Wells Fargo Bank, N.A. (Wells Fargo) on D&R Village. The interest rate on this mortgage is fixed at 3.85%. This mortgage matures on March 1, 2025, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage were used to repay the D&R Village and Waterfalls Village mortgage of approximately $6.8 million.

On March 6, 2015, the Company obtained a $2,200,000 Freddie Mac mortgage through Wells Fargo on Olmsted Falls. The interest rate on this mortgage is fixed at 3.98%. This mortgage matures on April 1, 2025, with principal repayments based on a 30-year amortization schedule.

On March 20, 2015, the Company obtained seven Freddie Mac mortgages totaling $34,685,000 through Wells Fargo on the following communities: Brookview Village, Cranberry Village, Hayden Heights, Kinnebrook, Shady Hills, Trailmont and Weatherly Estates. The interest rates on these mortgages are fixed at 3.92%. These mortgages mature on May 1, 2025, with principal repayments based on a 30-year amortization schedule.

On April 1, 2015, the Company obtained a $12,670,000 Freddie Mac mortgage through Wells Fargo on Cedarcrest Village (See Note 10).

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On March 16, 2015, the Company paid $4,481,975 of which $489,841 was reinvested, as a dividend of $0.18 per share to common shareholders of record as of close of business on February 17, 2015.

During the three months ended March 31, 2015, the Company received, including dividends reinvested of $489,841 a total of $8,170,469 from its Dividend Reinvestment and Stock Purchase Plan (DRIP). There were 891,920 new shares issued under the DRIP. Of this amount, MREIC purchased 16,950 shares of the Company’s common stock for a total cost of $154,666, or a weighted average cost of $9.13 per share. On April 1, 2015, the Company declared a dividend of $0.18 per share to be paid June 15, 2015 to common shareholders of record as of close of business on May 15, 2015.

8.25% Series A Cumulative Redeemable Preferred Stock

On March 16, 2015, the Company paid $1,889,147 in Preferred Dividends or $0.515625 per share for the period from December 1, 2014 through February 28, 2015 to preferred shareholders of record as of close of business on February 17, 2015. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

On April 1, 2015, the Company declared a Preferred Dividend of $0.515625 per share for the period from March 1, 2015 through May 31, 2015 to be paid on June 15, 2015 to preferred shareholders of record as of close of business on May 15, 2015.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial Assets and Liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial Assets and Liabilities was determined using the following inputs at March 31, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2015:
Securities Available for Sale - Preferred stock	$18,466,750	$18,466,750	$-0-	$-0-
Securities Available for Sale - Common stock	49,451,233	49,451,233	-0-	-0-
Interest Rate Swap (1)	(128,766)	-0-	(128,766)	-0-
Total	$67,789,217	$67,917,983	$ (128,766)	$-0-

As of December 31, 2014:
Securities Available for Sale - Preferred stock	$19,045,983	$19,045,983	$-0-	$-0-
Securities Available for Sale - Common stock	44,509,978	44,509,978	-0-	-0-
Interest Rate Swap (1)	(39,685)	-0-	(39,685)	-0-
Total	$63,516,276	$63,555,961	$(39,685)	$-0-

(1)	Included in accrued liabilities and deposits

In addition to the Company’s investments in securities available for sale and interest rate swaps, the Company is required to disclose certain information about the fair values of its other financial instruments, as defined in ASC 825-10, Financial Instruments. Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. All of the Company’s Securities Available for Sale have quoted market prices and are therefore classified in Level 1 of the fair value hierarchy. A quoted market price is indirectly available for our interest rate swap. This price is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows, and reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. As such, we have determined that the valuation of this interest rate swap is classified in Level 2 of the fair value hierarchy.

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of Variable Rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2015, the fair and carrying value of Fixed Rate Mortgages Payable amounted to $201,764,564 and $198,655,685, respectively. The fair value of Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation have a material adverse effect on the financial position or results of operations.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City. All homes owned by the Company were fully restored as were the homes of all residents who elected to make repairs. On May 9, 2011, the Company was notified that a lawsuit (Memphis Lawsuit) had been filed in the United States District Court for the Western District of Tennessee on behalf of a purported class of all individuals of Mexican national origin who are current or former residents of Memphis Mobile City. The complaint alleges various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. The magistrate judge ruled that plaintiffs who had signed a security agreement with an arbitration clause would be obligated to arbitrate while the other plaintiffs would not.  This case has been settled. In conjunction with the settlement, the Company paid $125,000 to its insurance company for the Company’s share of the settlement and the Company will have no further liability. This amount has been included in the Company’s Community Operating Expenses for the quarter ended March 31, 2015.

The Company is working on redeveloping Memphis Mobile City as a manufactured home community, using fill from adjacent land that we have purchased in order to comply with current codes.  The adjacent parcel is also slated for manufactured home development upon receipt of appropriate permits.  The Company has received approval from the municipality for the first phase of the development and has awarded the contract for the construction work.

The Company has entered into definitive agreements to purchase three manufactured home communities with a total of approximately 482 developed home sites.  These communities are located in Pennsylvania.   The aggregate purchase price of these communities totals

approximately $8.8 million.  The acquisition of two communities totaling 324 developed homesites, with a total purchase price of $5,300,000 was completed in April 2015 (See Note 10). Subject to satisfactory due diligence, we anticipate completion of the remaining acquisition during the second quarter of 2015.

The Company has an agreement with 21st Mortgage Corporation (21st Mortgage) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of March 31, 2015, there were seventy-two transactions under this agreement with a total original loan amount of approximately $3.7 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of March 31, 2015, the total loan balance was approximately $2.9 million.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2015 and 2014 was $2,810,863 and $2,352,830, respectively.  Interest cost capitalized to Land Development was $70,679 and $63,971 for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, the Company assumed a mortgage totaling approximately $2.3 million for the acquisition of one community.

During the three months ended March 31, 2015 and 2014, the Company had Dividend Reinvestments of $489,841 and $452,312, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued and are disclosed herein.

On April 1, 2015, the Company obtained a $12,670,000 Freddie Mac mortgage through Wells Fargo on Cedarcrest Village. The interest rate on this mortgage is fixed at 3.71%. This mortgage matures on May 1, 2025, with principal repayments based on a 30-year amortization schedule.

On April 23, 2015, the Company acquired two manufactured home communities located in Pennsylvania for a total purchase price of $5,300,000. This all-age communities contain a total of 324 developed home sites that are situated on approximately 141 total acres. The weighted-average occupancy for these communities is approximately 63%.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2014 and through March 31, 2015. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2014, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) community Operating Expenses; (c) Interest Expense resulting from the assumed increase in mortgages and Loans Payable related to the new acquisitions; (d) Depreciation Expense related to the new acquisitions; and (e) Net Income (Loss) Attributable to Common Shareholders which has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	3/31/15	3/31/14

Rental and Related Income	$17,236,000	$16,043,000
Community Operating Expenses	8,820,000	8,938,000
Net Income (Loss) Attributable to Common Shareholders	(1,172,000)	(1,721,000)
Net Income (Loss) Attributable to Common Shareholders per Share:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2014.

The Company is a self-administered, self-managed, REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on a month-to-month or annual basis to private manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to qualified residents and prospective residents of our communities. As of March 31,

2015, the Company owned eighty-nine manufactured home communities containing approximately 15,200 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company also invests in securities of other REITs.

The Company’s income primarily consists of Rental and Related Income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes as well as sales finance operations.  Community Net Operating Income (Community NOI, defined as Rental and Related Income less Community Operating Expenses) increased 28% for the three months ended March 31, 2015 as compared to the three months ended December 31, 2014. Overall occupancy has increased from 80.8% as of March 31, 2014 to 82.3% currently. Same store occupancy, which includes communities owned and operated since January 1, 2014, has increased from 81.7% as of March 31, 2014 to 83.0% currently. We continue to see increased demand for rental homes. We have added an additional 120 rental homes during the first quarter of 2015, bringing the total to approximately 2,700 rental homes. Occupied rental homes represent approximately 20.4% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is currently at 92%. We intend to add more rental homes throughout 2015, as demand dictates.

The Company also holds a portfolio of securities of other REITs with a fair value of $67,917,983 at March 31, 2015, which earns Dividend and Interest Income. The Company generally limits its investment in other REITs to no more than approximately 15% of its undepreciated assets. The dividends received from our securities investments were at a weighted-average yield of approximately 6.4% during the three months ended March 31, 2015. During the three months ended March 31, 2015, the Company recognized Gains on Sales of Securities of $58,200. At March 31, 2015, the Company had Net Unrealized Gains of $5,505,683 in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company continues to increase its manufactured home community investments. In 2013 and 2014, we added thirty-one manufactured home communities, encompassing approximately 4,300 developed home sites, to our portfolio. On January 21, 2015, the Company acquired one manufactured home community for approximately $3.8 million located in Pennsylvania. This all-age community contains a total of 141 developed home sites that are situated on approximately 40 total acres. The average occupancy for this community is approximately 96%. We have also entered into definitive agreements to purchase three manufactured home communities with a total of approximately 482 developed home sites. These communities are located in Pennsylvania.  The aggregate purchase price of these communities totals approximately $8.8 million.  Subsequent to quarter end, we completed the acquisition of two of these communities totaling 324 developed homesites. Subject to satisfactory due diligence, we anticipate completion of the remaining acquisition during the second quarter of 2015. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. We currently have the potential to fill 2,700 vacancies. Housing demand in the energy-rich Marcellus and Utica shale regions, where a substantial amount of our communities are located, is expected to be particularly strong in the years to come and we intend to focus our acquisitions in those regions.

See PART I, Item 1 – Business in the Company’s 2014 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Changes in Results of Operations

Rental and Related Income increased 16% from $14,846,776 for the three months ended March 31, 2014 to $17,215,686 for the three months ended March 31, 2015. This was primarily due to the acquisitions made during 2014 and 2015, and an increase in occupancy and rental home income. Overall occupancy has increased from 80.8% as of March 31, 2014 to 82.3% currently. Same store occupancy has increased from 81.7% as of March 31, 2014 to 83.0% currently. Occupied rental homes increased from approximately 1,900 homes to 2,700 homes at quarter end.

Community Operating Expenses increased 6% from $8,287,609 for the quarter ended March 31, 2014 to $8,812,489 for the quarter ended March 31, 2015. This increase was primarily due to the acquisitions during 2015 and 2014. Additionally, the Company incurred additional non-recurring expenses relating to our acquisitions and to the one-time settlement of the Memphis Lawsuit.

Community NOI increased 28% from $6,559,167 for the quarter ended March 31, 2014 to $8,403,179 for the quarter ended March 31, 2015. This increase was primarily due to the acquisitions during 2015 and 2014 and an increase in rental rates, occupancy and rental homes.

Sales of manufactured homes amounted to $1,128,400 and $1,002,405 for the quarters ended March 31, 2015 and 2014, respectively. Cost of Sales of manufactured homes amounted to $880,670 and $766,379 for the quarters ended March 31, 2015 and 2014, respectively. The gross profit percentage was 22% and 24% for the quarters ended March 31, 2015 and 2014, respectively. Selling Expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $685,539 and $720,679 for the quarters ended March 31, 2015 and 2014, respectively. Loss from the Sales Operations (defined as Sales of manufactured homes less Cost of Sales of manufactured homes less Selling Expenses) amounted to $437,809 or 39% of total sales and $484,653 or 48% of total sales for the quarters ended March 31, 2015 and 2014, respectively. The Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities. The Company further believes that in a better housing market sales will be profitable.

General and Administrative Expenses remained relatively stable for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2015.

Acquisition Costs decreased 63% from $285,179 for the quarter ended March 31, 2014 to $106,131 for the quarter ended March 31, 2015. This decrease was due to the acquisition of one community in the first quarter of 2015 compared to the acquisition of eight communities in the first quarter of 2014.

Depreciation Expense increased 23% from $3,437,672 for the quarter ended March 31, 2014 to $4,228,274 for the quarter ended March 31, 2015. This increase was primarily due to the acquisitions during 2015 and 2014.

Interest Income decreased 13% from $547,243 for the quarter ended March 31, 2014 to $478,333 for the quarter ended March 31, 2015. This decrease was primarily due to a decrease in the average balance of notes receivable. The average balance for the quarters ended March 31, 2015 and 2014 was approximately $20.5 million and $23.4 million, respectively.

Dividend Income remained relatively stable for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2015.

Gain on Sales of Securities Transactions, net amounted to $58,200 and $508,403 for the quarters ended March 31, 2015 and 2014, respectively. At March 31, 2015, the Company had net unrealized gains of $5,505,683 in its REIT securities portfolio.

Interest Expense increased 27% from $2,208,125 for the three months ended March 31, 2014 to $2,811,611 for the three months ended March 31, 2015. This increase is primarily due to an increase in the average balance of mortgages and loans payable due to the new community acquisitions in 2014 and 2015. The average balance for the quarters ended March 31, 2015 and 2014 was approximately $264.9 million and $220.5 million, respectively.

Amortization of Financing Costs increased 12% from $116,580 for the three months ended March 31, 2014 to $130,043 for the three months ended March 31, 2015. This increase is primarily due to the new mortgages associated with the acquisitions completed in 2014 and 2015.

Changes in Financial Condition

Total Investment Property and Equipment increased 2% or $10,432,255 during the three months ended March 31, 2015.  This increase was primarily due to the acquisition of one community with a purchase price of $3,800,000. The Company also added approximately 120 rental homes to its existing communities.

Securities Available for Sale increased 7% or $4,362,022 during the three months ended March 31, 2015.  The increase was due to the purchases of $4,566,259 and an increase in the unrealized gain of $425,763, offset by sales with a cost basis of $630,000.

Mortgages Payable increased 22% or $39,292,926 during the three months ended March 31, 2015. This increase was due to the assumption of a mortgage of approximately $2.3 million and the new Freddie Mac mortgages totaling approximately $45.0 million, partially offset by principal repayments of approximately $8.0 million, including the payoff of the D&R Village and Waterfalls Village mortgage of approximately $6.8 million.

Loans Payable decreased 38% or $29,809,084 during the three months March 31, 2015. This decrease was mainly due to the decrease of approximately $18.0 million on our margin loan, a decrease of $5.0 million on our revolving line of credit and a decrease of $5.0 million on our unsecured credit facility. We utilized a portion of the proceeds of the Freddie Mac mortgages to reduce loans payable.

Liquidity and Capital Resources

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, investment in securities of other REITs and payments of expenses relating to real estate operations. We anticipate that the liquidity demands of the recent properties acquired will be met by the operations of these acquisitions. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, proceeds from the DRIP, and access to the capital markets.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities, borrow on its lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets.

The Company raised $8,170,469 from the issuance of common stock in the DRIP during the three months ended March 31, 2015, which included Dividend Reinvestments of $489,841. Dividends paid on the common stock for the three months ended March 31, 2015 were $4,481,975, of which $489,841 were reinvested. Dividends paid on the preferred stock for the three months ended March 31, 2015 were $1,889,147.

Net Cash provided by Operating Activities amounted to $7,244,878 and $5,834,055 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company had Cash and Cash Equivalents of $11.1 million, Securities Available for Sale of $67.9 million, $5.0 million available on its unsecured credit facility, with an additional $15 million potentially available pursuant to an accordion feature, $6.0 million available on its revolving lines of credit for the financing of home sales and approximately $10.9 million available on its revolving credit facility for the financing of inventory purchases. The Company owns 89 properties, of which 21 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

The Company believes that funds generated will be adequate to meet its obligations over the next several years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO), as FFO plus Acquisition Costs. We define Normalized Funds From Operations (Normalized FFO), as Core FFO excluding gains and losses realized on securities investments and certain one-time charges. FFO, Core FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO, Core FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO, Core FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO, Core FFO and Normalized FFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as an alternative to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity. FFO, Core FFO and Normalized FFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The Company’s FFO, Core FFO and Normalized FFO for the three months ended March 31, 2015 and 2014 are calculated as follows:

Three Months Ended
	3/31/15	3/31/14

Net Income (Loss) Attributable to Common Shareholders	$(1,170,630)	$(1,320,958)
Add: Depreciation Expense	4,228,274	3,437,672
Less: (Gain) Loss on Sales of Depreciable Assets	(4,713)	22,644
Funds From Operations (FFO)	3,052,931	2,139,358

Adjustments:
Add: Acquisition Costs	106,131	285,179
Core Funds From Operations (Core FFO)	3,159,062	2,424,537

Adjustments:
Less: Gain on Sales of Securities Transactions, net	(58,200)	(508,403)
Add: Settlement of Memphis Mobile City Litigation	125,000	-0-
Normalized Funds From Operations (Normalized FFO)	$3,225,862	$1,916,134

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	3/31/15	3/31/14

Operating Activities	$7,244,878	$5,834,055
Investing Activities	(12,153,616)	(11,003,958)
Financing Activities	7,902,111	5,315,521

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

•	changes in the real estate market conditions and general economic conditions;
•	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
•	increased competition in the geographic areas in which we own and operate manufactured housing communities;
•	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
•	our ability to maintain rental rates and occupancy levels;
•	changes in market rates of interest;
•	our ability to repay debt financing obligations;
•	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
•	our ability to comply with certain debt covenants;
•	our ability to integrate acquired properties and operations into existing operations;
•	the availability of other debt and equity financing alternatives;
•	continued ability to access the debt or equity markets;
25

•	the loss of any member of our management team;
•	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
•	the ability of manufactured home buyers to obtain financing;
•	the level of repossessions by manufactured home lenders;
•	market conditions affecting our investment securities;
•	changes in federal or state tax rules or regulations that could have adverse tax consequences;
•	our ability to qualify as a real estate investment trust for federal income tax purposes; and,
•	those risks and uncertainties referenced under the heading "Risk Factors" contained in this Form 10-Q and the Company's filings with the Securities and Exchange Commission.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -

Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: May 6, 2015	By /s/ Samuel A. Landy
Samuel A. Landy
President and
Chief Executive Officer

DATE: May 6, 2015	By /s/ Anna T. Chew
Anna T. Chew
Vice President and
Chief Financial Officer

29