Form 10-Q
period 2015-06-30
UMH PROPERTIES, INC.
filed 2015-08-06
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes No X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of August 1, 2015
Common Stock, $.10 par value per share	26,250,545
1

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

- ASSETS -	June 30, 2015 (Unaudited)	December 31, 2014

INVESTMENT PROPERTY AND EQUIPMENT
Land	$ 40,811,514	$ 39,133,514
Site and Land Improvements	314,349,213	299,776,250
Buildings and Improvements	18,033,386	17,534,698
Rental Homes and Accessories	106,739,856	91,719,997
Total Investment Property	479,933,969	448,164,459
Equipment and Vehicles	12,858,037	12,242,086
Total Investment Property and Equipment	492,792,006	460,406,545
Accumulated Depreciation	(107,952,810)	(99,522,180)
Net Investment Property and Equipment	384,839,196	360,884,365

OTHER ASSETS
Cash and Cash Equivalents	9,030,833	8,082,792
Securities Available for Sale at Fair Value	63,347,985	63,555,961
Inventory of Manufactured Homes	14,117,326	12,306,715
Notes and Other Receivables, net	20,228,331	21,992,566
Unamortized Financing Costs	3,174,403	2,228,779
Prepaid Expenses and Other Assets	5,149,091	3,356,034
Land Development Costs	6,124,992	5,861,764
Total Other Assets	121,172,961	117,384,611

TOTAL ASSETS	$ 506,012,157	$ 478,268,976

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	June 30, 2015 (Unaudited)	December 31, 2014

LIABILITIES:
Mortgages Payable	$ 224,311,606	$ 182,670,854

OTHER LIABILITIES
Accounts Payable	2,756,693	1,824,293
Loans Payable	64,936,340	77,439,230
Accrued Liabilities and Deposits	5,392,905	4,757,604
Tenant Security Deposits	3,069,217	2,749,890
Total Other Liabilities	76,155,155	86,771,017
Total Liabilities	300,466,761	269,441,871

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 3,663,800 shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	91,595,000	91,595,000
Common Stock – $0.10 par value per share, 42,000,000 shares authorized, 26,026,755 and 24,372,083 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2,602,676	2,437,208
Excess Stock - $0.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	113,852,090	110,422,454
Accumulated Other Comprehensive Income (Loss)	(1,836,577)	5,040,236
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	205,545,396	208,827,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 506,012,157	$ 478,268,976

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

INCOME:
Rental and Related Income	$17,937,342	$15,768,908	$35,153,028	$30,615,684
Sales of Manufactured Homes	1,616,101	2,379,824	2,744,501	3,382,229
Total Income	19,553,443	18,148,732	37,897,529	33,997,913

EXPENSES:
Community Operating Expenses	9,139,539	8,341,946	17,952,028	16,629,555
Cost of Sales of Manufactured Homes	1,238,854	1,944,233	2,119,524	2,710,612
Selling Expenses	658,028	752,136	1,343,567	1,472,815
General and Administrative Expenses	1,808,958	1,779,056	3,465,658	3,382,979
Acquisition Costs	188,248	-0-	294,379	285,179
Depreciation Expense	4,451,195	3,672,454	8,679,469	7,110,126
Total Expenses	17,484,822	16,489,825	33,854,625	31,591,266

OTHER INCOME (EXPENSE):
Interest Income	466,129	537,771	944,462	1,085,014
Dividend Income	1,006,876	1,004,610	2,101,654	2,064,075
Gain on Sales of Securities Transactions, net	21,548	707,054	79,748	1,215,457
Other Income	88,692	191,577	138,556	244,264
Interest Expense	(3,238,109)	(2,530,528)	(6,049,720)	(4,738,653)
Amortization of Financing Costs	(135,846)	(138,861)	(265,889)	(255,441)
Total Other Income (Expense)	(1,790,710)	(228,377)	(3,051,189)	(385,284)

Income before Gain (Loss) on Sales of Investment Property and Equipment	277,911	1,430,530	991,715	2,021,363
Gain (Loss) on Sales of Investment Property and Equipment	(73,929)	46,195	(69,216)	23,551
Net Income	203,982	1,476,725	922,499	2,044,914
Less: Preferred Dividend	1,889,147	1,889,147	3,778,294	3,778,294
Net Loss Attributable to Common Shareholders	$(1,685,165)	$(412,422)	$(2,855,795)	$(1,733,380)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Basic Income Per Share:

Net Income	$0.01	$0.06	$0.04	$0.09
Less: Preferred Dividend	0.07	0.08	0.15	0.17
Net Loss Attributable to Common Shareholders	$(0.06)	$(0.02)	$(0.11)	$(0.08)

Diluted Income Per Share:

Net Income	$0.01	$0.06	$0.04	$0.09
Less: Preferred Dividend	0.07	0.08	0.15	0.17
Net Loss Attributable to Common Shareholders	$(0.06)	$(0.02)	$(0.11)	$(0.08)

Weighted Average Common Shares Outstanding:

Basic	25,645,978	22,054,132	25,210,785	21,655,236
Diluted	25,702,375	22,104,120	25,262,049	21,700,948

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net Income	$ 203,982	$ 1,476,725	$ 922,499	$ 2,044,914

Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) Arising During the Period	(7,208,908)	1,807,017	(6,724,945)	5,637,361
Reclassification Adjustment for Net Gains Realized in Income	(21,548)	(707,054)	(79,748)	(1,215,457)
Change in Fair Value of Interest Rate Swap Agreements	16,962	(66,230)	(72,120)	(61,742)

Comprehensive Income (Loss)	(7,009,512)	2,510,458	(5,954,314)	6,405,076
Less: Preferred Dividends	(1,889,147)	(1,889,147)	(3,778,294)	(3,778,294)

Comprehensive Income (Loss) Attributable to Common Shareholders	$(8,898,659)	$621,311	$(9,732,608)	$2,626,782

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$922,499	$2,044,914
Non-Cash Adjustments:
Depreciation	8,679,469	7,110,126
Amortization of Financing Costs	265,889	255,441
Stock Compensation Expense	453,678	562,896
Increase in Provision for Uncollectible Notes and Other Receivables	532,530	455,913
Gain on Sales of Securities Transactions, net	(79,748)	(1,215,457)
(Gain) Loss on Sales of Investment Property and Equipment	69,216	(23,551)
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(1,810,611)	(3,141,207)
Notes and Other Receivables	1,231,705	116,946
Prepaid Expenses and Other Assets	(1,793,057)	300,138
Accounts Payable	932,400	894,012
Accrued Liabilities and Deposits	523,496	231,913
Tenant Security Deposits	319,327	354,608
Net Cash Provided by Operating Activities	10,246,793	7,946,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(10,326,524)	(6,837,261)
Purchase of Investment Property and Equipment	(20,349,094)	(15,126,286)
Proceeds from Sales of Assets	262,578	511,514
Additions to Land Development	(263,228)	(162,832)
Purchase of Securities Available for Sale	(7,528,787)	(5,018,926)
Proceeds from Sales of Securities Available for Sale	1,051,503	7,088,440
Net Cash Used in Investing Activities	(37,153,552)	(19,545,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	57,655,000	-0-
Net Proceeds (Payments) on Short Term Borrowing	(12,502,890)	13,874,850
Principal Payments of Mortgages	(18,304,724)	(2,268,260)
Financing Costs on Debt	(1,211,513)	(241,177)
Proceeds from Issuance of Common Stock, net of reinvestments	13,973,648	14,336,379
Proceeds from Exercise of Stock Options	151,200	-0-
Preferred Dividends Paid	(3,778,294)	(3,778,294)
Common Dividends Paid, net of reinvestments	(8,127,627)	(6,931,849)
Net Cash Provided by Financing Activities	27,854,800	14,991,649

Net Increase In Cash and Cash Equivalents	948,041	3,392,990
Cash and Cash Equivalents at Beginning of Period	8,082,792	7,615,143
CASH AND CASH EQUIVALENTS-END OF PERIOD	$9,030,833	$11,008,133

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates ninety-two manufactured home communities containing approximately 15,700 developed homesites. The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities.  The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company also invests in securities of other Real Estate Investment Trusts (“REITs”) which the Company generally limits to no more than approximately 15% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Stock Based Compensation

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures.  The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $275,877 and $453,678 have been recognized for the three and six months ended June 30, 2015, respectively and $339,099 and $562,896 for the three and six months ended June 30, 2014, respectively.

On February 2, 2015, the Company awarded to Samuel A. Landy a restricted stock award of 25,000 shares in accordance with his employment agreement. The grant date fair value of this restricted stock grant was $243,250. This grant vests ratably over 5 years.

On June 24, 2015, the Company granted options to purchase 425,000 shares of common stock to twenty-four participants in the Plan, including an option to purchase 100,000 shares to Eugene W. Landy. The exercise price is $9.82 and the expiration date is June 24, 2023. The grant date fair value of these options amounted to $393,265. These grants vest over 1 year. Compensation costs for grants issued to a participant who is of retirement age were recognized at the time of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2015 and 2014:

	2015	2014

Dividend yield	7.37%	7.14%
Expected volatility	27.17%	27.12%
Risk-free interest rate	2.12%	2.23%
Expected lives	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended June 30, 2015 and 2014 was $0.93 and $0.98, respectively.

As of June 30, 2015, there were options outstanding to purchase 1,620,000 shares. There were 1,832,000 shares available for grant under the 2013 Stock Option and Stock Award Plan. During the six months ended June 30, 2015, options to five participants to purchase a total of 20,000 shares were exercised. During the six months ended June 30, 2015, options to two participants to purchase a total of 86,000 shares expired or forfeited. The aggregate intrinsic value of options outstanding as of June 30, 2015 was $394,443. As of June 30, 2014, there were options outstanding to purchase 1,355,000 shares and 2,254,000 shares were available for grant under the Company’s 2013 Stock Option and Stock Award Plan.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt.  The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments.  The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company had entered into various interest rate swap agreements that had the effect of fixing interest rates relative to specific mortgage loans.

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 6/30/15

Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$10,329,367
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$11,797,017

The Company's interest rate swap agreements are based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage. The interest rate swap agreements are net settled monthly. The Company has designated these derivatives as cash flow hedges and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value).  The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income (Loss) in the Company’s Consolidated Balance Sheets. To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of June 30, 2015 and December 31, 2014, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges. As a result, the fair value of these derivatives of $(111,805) and $(39,685), respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the method of adoption.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016.  The Company is currently evaluating the potential impact of impact this standard may have on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the statement presentation for the current periods.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Common stock equivalents resulting from stock options in the amount of 56,397 and 51,264 shares for the three and six months ended June 30, 2015, respectively, are included in the diluted weighted shares outstanding. Common stock equivalents resulting from stock options in the amount of 49,988 and 45,712 shares for the three and six months ended June 30, 2014, respectively, are included in the diluted weighted shares outstanding. For the six months ended June 30, 2015 and 2014, options to purchase 712,000 and 1,159,000 shares, respectively, were antidilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On January 21, 2015, the Company acquired Holly Acres, a manufactured home community located in Erie, Pennsylvania for $3,800,000. This all-age community contains a total of 141 developed home sites that are situated on approximately 40 total acres. At the date of acquisition, the average occupancy for this community was approximately 96%. The Company assumed a mortgage loan with a balance of approximately $2,300,000. The interest rate on this mortgage is fixed at 6.5%. This mortgage matures on October 5, 2021.

On April 23, 2015, the Company acquired Voyager Estates and Huntingdon Pointe for a total purchase price of $5,300,000. These two all-age communities are located in western Pennsylvania and contain a total of 324 developed home sites that are situated on approximately 141 total acres. At the date of acquisition, the average occupancy for these communities was approximately 63%.

On May 27, 2015, the Company acquired Valley Stream, a manufactured home community located in northeastern Pennsylvania for $3,517,000. This all-age community contains a total of 158 developed home sites that are situated on approximately 43 total acres. At the date of acquisition, the average occupancy for this community was approximately 64%.

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the result of the acquired assets are included in the statements of income (loss) from the dates of acquisition. The following table summarizes the estimated fair value of the assets acquired for the six months ended June 30, 2015:

At Acquisition Date
Assets Acquired:
Land	$1,658,000
Notes Receivable	60,000
Depreciable Property	10,899,000
Total Assets Acquired	$12,617,000

The purchase price allocations are preliminary and may be adjusted as final costs and valuations are determined.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s Securities Available for Sale at Fair Value consist primarily of marketable common and preferred stock of other REITs with a fair value of $63,347,985 as of June 30, 2015. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with liquidity as well as dividend income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the six months ended June 30, 2015, the Company sold securities with a cost of $971,755 and recognized a Gain on Sale of $79,748. The Company also made purchases of $7,528,787 in Securities Available for Sale. Of this amount, the Company made total purchases of 60,022 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $577,462 or weighted average cost of $9.62 per share. The Company owned a total of 2,055,831 MREIC common shares as of June 30, 2015 at a total cost of $17,221,971 and a fair value of $19,982,670.

As of June 30, 2015, the Company had total net unrealized loss of ($1,724,773) in its REIT securities portfolio. The Company held twelve securities that had unrealized losses as of June 30, 2015. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at June 30, 2015:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$ 792,760	$ (8,731)	$ -0-	$ -0-
Common Stock	23,324,483	(5,040,852)	1,750,850	(451,864)
Total	$ 24,117,243	$ (5,049,583)	$ 1,750,850	$ (451,864)

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

5	$ 4,580,360	$ (187,276)	1-5%
1	280,200	(18,098)	6%
2	3,423,600	(518,534)	11-15%
1	702,000	(163,180)	19%
3	16,881,933	(4,614,359)	21-25%
12	$ 25,868,093	$ (5,501,447)

The Company has determined that these securities are temporarily impaired as of June 30, 2015. The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

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

On April 1, 2015, the Company obtained a $12,670,000 Freddie Mac mortgage through Wells Fargo on Cedarcrest Village. The interest rate on this mortgage is fixed at 3.71%. This mortgage matures on May 1, 2025, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage were used to repay the existing mortgage of approximately $8.9 million. The Company incurred a prepayment penalty of approximately $89,000 on this repayment.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On June 15, 2015, the Company paid total cash dividends of $4,633,651 or $0.18 per share to common shareholders of record as of close of business on May 15, 2015, of which $498,158 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (DRIP). Total dividends paid to our common shareholders for the six months ended June 30, 2015 amounted to $9,115,626 of which $987,999 was reinvested.

During the six months ended June 30, 2015, the Company received, including dividends reinvested of $987,999, a total of $14,961,647 from its DRIP. There were 1,609,672 new shares issued under the DRIP. Of this amount, MREIC purchased 34,234 shares of the Company’s common stock for a total cost of $312,383, or a weighted average cost of $9.13 per share. On July 1, 2015, the Company declared a dividend of $0.18 per share to be paid September 15, 2015 to common shareholders of record as of close of business on August 17, 2015.

8.25% Series A Cumulative Redeemable Preferred Stock

On June 15, 2015, the Company paid $1,889,147 in dividends or $0.515625 per share for the period from March 1, 2015 through May 31, 2015 to preferred shareholders of record as of close of business on May 15, 2015. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $2.0625 per share. Total dividends paid to our preferred shareholders for the six months ended June 30, 2015 amounted to $3,778,294.

On July 1, 2015, the Company declared a dividend of $0.515625 per share for the period from June 1, 2015 through August 31, 2015 to be paid on September 15, 2015 to preferred shareholders of record as of close of business on August 17, 2015.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial Assets and Liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial Assets and Liabilities was determined using the following inputs at June 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2015:
Securities Available for Sale - Preferred stock	$18,085,982	$18,085,982	$-0-	$-0-
Securities Available for Sale - Common stock	45,262,003	45,262,003	-0-	-0-
Interest Rate Swap (1)	(111,805)	-0-	(111,805)	-0-
Total	$63,236,180	$63,347,985	$(111,805)	$-0-

As of December 31, 2014:
Securities Available for Sale - Preferred stock	$19,045,983	$19,045,983	$-0-	$-0-
Securities Available for Sale - Common stock	44,509,978	44,509,978	-0-	-0-
Interest Rate Swap (1)	(39,685)	-0-	(39,685)	-0-
Total	$63,516,276	$63,555,961	$(39,685)	$-0-

(1)	Included in accrued liabilities and deposits

In addition to the Company’s investments in securities available for sale and interest rate swaps, the Company is required to disclose certain information about the fair values of its other financial instruments, as defined in ASC 825-10, Financial Instruments. Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. All of the Company’s Securities Available for Sale have quoted market prices and are therefore classified in Level 1 of the fair value hierarchy. A quoted market price is indirectly available for our interest rate swap. This price is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows, and reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. As such, we have determined that the valuation of this interest rate swap is classified in Level 2 of the fair value hierarchy. The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of Variable Rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2015, the fair and carrying value of Fixed Rate Mortgages Payable amounted to $201,885,074 and $201,349,570, respectively. The fair value of Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation have a material adverse effect on the financial position or results of operations.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City. A lawsuit was filed by a purported class of individuals alleging various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. This case has been settled. In conjunction with the settlement, the Company paid $125,000 to its insurance company for the Company’s share of the settlement and the Company will have no further liability. This amount has been included in the Company’s Community Operating Expenses for the six months ended June 30, 2015. The Company is in the process of constructing a new manufactured home community at the former Memphis Mobile City location, which is expected to cost approximately $5.4 million.

The Company has entered into a definitive agreement to purchase six manufactured home communities with a total of approximately 2,200 developed home sites.  These communities are located in Indiana, Ohio and Michigan.   The aggregate purchase price of these communities totals approximately $68.6 million.  Subject to satisfactory due diligence and other customary closing conditions, we anticipate completion of these acquisitions during the third and fourth quarters of 2015.

The Company has an agreement with 21st Mortgage Corporation (21st Mortgage) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of June 30, 2015, there were 102 transactions under this agreement with a total original loan amount of approximately $4.9 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities the Company acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of June 30, 2015, the total loan balance was approximately $2.6 million.

NOTE 9 – RELATED PARTY TRANSACTIONS

On June 24, 2015, effective as of January 1, 2015, the Company and Mr. Samuel A. Landy entered into an amended and restated three-year Employment Agreement. The employment agreement is renewed automatically for a new three-year term as of the first day of each calendar quarter after the effective date unless otherwise terminated. Under the agreement, Mr. Landy is entitled to receive an annual base salary of $460,000 for 2015, $473,000 for 2016 and $488,000 for 2017.  For calendar years after 2017, Mr. Landy’s base salary will be set by the

Compensation Committee of the Company’s Board of Directors but will be no less than his base salary for the preceding year.  Mr. Landy will be eligible for annual cash bonuses based on the Company’s achievement of certain performance objectives specified in the Employment Agreement as determined by the Compensation Committee.  Mr. Landy will also be entitled to equity awards of up to 25,000 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee.  If Mr. Landy’s employment is terminated for any reason, either involuntarily or voluntarily, including the death of Mr. Landy or termination for cause, Mr. Landy shall be entitled to the base salary plus base target bonuses due under the Employment Agreement for the remaining term of the Employment Agreement.  The Employment Agreement also provides that, upon a change of control of the Company, the Employment Agreement will automatically renew for three years from the date of the change of control.  Additionally or alternatively, if a change of control occurs, Mr. Landy shall have the right to terminate the Employment Agreement and continue to receive the base salary plus base target bonuses and restricted stock awards he would have been entitled to receive during the remaining term of the Employment Agreement.  In addition, provided that Mr. Landy is actively employed by the Company as of the consummation of a change of control, Mr. Landy shall be entitled to a transaction bonus consistent with the terms of the Company’s Executive Management Transaction Bonus Plan, which shall be approved by the Compensation Committee. The Employment Agreement entitles Mr. Landy to customary fringe benefits, including vacation, life insurance and health benefits, the use of an automobile, and the right to participate in the Company’s 401(k) retirement plan.

On June 24, 2015, effective as of January 1, 2015, the Company and Ms. Anna T. Chew, its Chief Financial Officer, entered into an amended and restated three-year Employment Agreement. The employment agreement is renewed automatically for a new three-year term as of the first day of each calendar quarter after the effective date unless otherwise terminated. Under the agreement, Ms. Chew is entitled to receive an annual base salary of $349,000 for 2015, $360,000 for 2016 and $371,000 for 2017.  For calendar years after 2017, Ms. Chew’s base salary will be set by the Compensation Committee of the Company’s Board of Directors but will be no less than her base salary for the preceding year.  Ms. Chew will be eligible for annual cash bonuses based on the Company’s achievement of certain performance objectives specified in the Employment Agreement as determined by the Compensation Committee.  Ms. Chew will also be entitled to equity awards of up to 20,000 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee.  Under the Employment Agreement, if Ms. Chew’s employment is terminated for any reason, either involuntarily or voluntarily, including the death of Ms. Chew or termination for cause, Ms. Chew shall be entitled to the base salary plus base target bonuses due under the Employment Agreement for the remaining term of the Employment Agreement.  The Employment Agreement also provides that, upon a change of control of the Company, the Employment Agreement will automatically renew for three years from the date of the change of control.  Additionally or alternatively, if a change of control occurs, Ms. Chew shall have the right to terminate the Employment Agreement and continue to receive the base salary plus base target bonuses and restricted stock awards she would have been entitled to receive during the remaining term of the Employment Agreement.  In addition, provided that Ms. Chew is actively employed by the Company as of the consummation of a change of control, Ms. Chew shall be entitled to a transaction bonus consistent with the terms of the Company’s Executive Management

Transaction Bonus Plan, which shall be approved by the Compensation Committee. The Employment Agreement entitles Ms. Chew to customary fringe benefits, including vacation, life insurance and health benefits, the use of an automobile, and the right to participate in the Company’s 401(k) retirement plan.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2015 and 2014 was $6,107,203 and $4,559,377, respectively.  Interest cost capitalized to Land Development was $143,114 and $128,806 for the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, the Company assumed mortgages totaling approximately $2.3 million for the acquisition of one community.

During the six months ended June 30, 2015 and 2014, the Company had Dividend Reinvestments of $987,999 and $912,856, respectively, which required no cash transfers.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

NOTE 12 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2014 and through June 30, 2015. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2014, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) community Operating Expenses; (c) Interest Expense resulting from the assumed increase in mortgages and Loans Payable related to the new acquisitions; (d) Depreciation Expense related to the new acquisitions; and (e) Net Income (Loss) Attributable to Common Shareholders which has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	6/30/15	6/30/14	6/30/15	6/30/14

Rental and Related Income	$18,041,000	$16,673,000	$35,577,000	$33,038,000
Community Operating Expenses	9,181,000	8,841,000	18,124,000	17,944,000
Net Loss Attributable to Common Shareholders	(1,710,000)	(644,000)	(2,896,000)	(2,308,000)
Net Loss Attributable to Common Shareholders per Share:
Basic	$(0.07)	$(0.03)	$(0.11)	$(0.11)
Diluted	$(0.07)	$(0.03)	$(0.11)	$(0.11)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The Company is a self-administered, self-managed, REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on a month-to-month or annual basis to manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to qualified residents and prospective residents of the Company’s communities. As of June 30, 2015, the Company owned ninety-two manufactured home communities containing approximately 15,700 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company also invests in securities of other REITs which it limits to 15% of its undepreciated assets.

The Company’s income primarily consists of Rental and Related Income from the operation of its manufactured home communities.  Income also includes sales of manufactured homes as well as sales finance operations.  Community Net Operating Income (Community NOI, defined as Rental and Related Income less Community Operating Expenses) increased 18% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Overall occupancy has increased from 81.7% as of June 30, 2014 to 82.0% currently. Same property occupancy, which includes communities owned and operated since January 1, 2014, has increased from 82.5% as of June 30, 2014 to 83.4% currently. We continue to see increased demand for rental homes. We have added an additional 300 rental homes during the first and second quarter of 2015, bringing the total to approximately 2,900 rental homes. Occupied rental homes represent approximately 21.8% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is currently at 95.0%. We intend to add more rental homes throughout 2015, as demand dictates.

The Company also holds a portfolio of securities of other REITs with a fair value of $63,347,985 at June 30, 2015, which earns Dividend and Interest Income. The Company generally limits its investment in other REITs to no more than approximately 15% of its undepreciated assets. The dividends received from our securities investments were at a weighted-average yield of approximately 6.96% during the six months ended June 30, 2015. During the six months ended June 30, 2015, the Company recognized Gains on Sales of Securities of $79,748. At June 30, 2015, the Company had Net Unrealized Losses of ($1,724,773) in its REIT securities portfolio.  The Company invests in REIT securities on margin from time to time when the Company can achieve an adequate yield spread. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real property investments.

The Company continues to increase its manufactured home community investments. In 2013 and 2014, we added thirty-one manufactured home communities, encompassing approximately 4,300 developed homesites, to the Company’s portfolio. The following is a summary of the communities acquired in 2015 to date:

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy
Holly Acres	January 21, 2015	PA	141	$3,800,000	40	96%

Voyager Estates and Huntingdon Pointe	April 23, 2015	PA	324	5,300,000	141	63%
Valley Stream	May 27, 2015	PA	158	3,517,000	43	64%

Total 2015 to Date			623	$12,617,000	224	71%

We have also entered into a definitive agreement to purchase six manufactured home communities with a total of approximately 2,200 developed homesites located in Indiana, Ohio and Michigan for a purchase price of approximately $68.6 million.  Subject to satisfactory due diligence and other customary closing conditions, we anticipate completion of these acquisitions during the third and fourth quarters of 2015. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. We currently have the potential to fill 2,800 vacancies. Housing demand in the energy-rich Marcellus and Utica shale regions, where a substantial amount of the Company’s communities are located, is expected to be particularly strong in the years to come and the Company intend to focus its acquisitions in those regions.

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

Changes In Results Of Operations

Rental and Related Income increased 14% from $15,768,908 for the three months ended June 30, 2014 to $17,937,342 for the three months ended June 30, 2015. Rental and Related Income increased 15% from $30,615,684 for the six months ended June 30, 2014 to $35,153,028 for the three months ended June 30, 2015. This was primarily due to the acquisitions made during 2014 and 2015, and an increase in occupancy and rental home income. Overall occupancy has increased from 81.7% as of June 30, 2014 to 82.0% currently. Same property occupancy has increased from 82.5% as of June 30, 2014 to 83.4% currently. Occupied rental homes increased from approximately 2,000 homes to 2,800 homes at quarter end.

Community Operating Expenses increased 10% from $8,341,946 for the quarter ended June 30, 2014 to $9,139,539 for the quarter ended June 30, 2015. Community Operating Expenses increased 8% from $16,629,555 for the six months ended June 30, 2014 to $17,952,028 for the six months ended June 30, 2015. This increase was primarily due to the acquisitions made during 2014 and 2015. Additionally, the Company incurred additional non-recurring expenses relating to our acquisitions and to the one-time settlement of the Memphis Lawsuit of $125,000.

Community NOI increased 18% from $7,426,962 for the quarter ended June 30, 2014 to $8,797,803 for the quarter ended June 30, 2015. Community NOI increased 23% from $13,986,129 for the six months ended June 30, 2014 to $17,201,000 for the six months ended June 30, 2015. This increase was primarily due to the acquisitions during 2015 and 2014 and an increase in rental rates, occupancy and rental homes.

Sales of manufactured homes amounted to $1,616,101 and $2,379,824 for the quarters ended June 30, 2015 and 2014, respectively. Sales of manufactured homes amounted to $2,744,501 and $3,382,229 for the six months ended June 30, 2015 and 2014, respectively. The Company sold approximately 56 and 60 homes into our communities, for the six months ended June 30, 2015 and

2014, respectively. Cost of Sales of manufactured homes amounted to $1,238,854 and $1,944,233 for the quarters ended June 30, 2015 and 2014, respectively. Cost of Sales of manufactured homes amounted to $2,119,524 and $2,710,612 for the six months ended June 30, 2015 and 2014, respectively. The gross profit percentage was 23% and 18% for the quarters ended June 30, 2015 and 2014, respectively. The gross profit percentage was 23% and 20% for the six months ended June 30, 2015 and 2014, respectively. Selling Expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $658,028 and $752,136 for the quarters ended June 30, 2015 and 2014, respectively. Selling Expenses amounted to $1,343,567 and $1,472,815 for the six months ended June 30, 2015 and 2014, respectively. Loss from the Sales Operations (defined as Sales of Manufactured Homes less Cost of Sales of Manufactured homes less Selling Expenses) amounted to $280,781 or 17% of total sales and $316,545 or 13% of total sales for the quarters ended June 30, 2015 and 2014, respectively. Loss from the Sales Operations amounted to $718,590 or 26% of total sales and $801,198 or 24% of total sales for the six months ended June 30, 2015 and 2014, respectively. The U.S. homeownership rate fell to 63.4% in the second quarter of 2015, according to the U.S. Census.  This is down from 69.2% at its peak at the end of 2004. The macro-economic environment and current housing fundamentals continue to favor home rentals, and we have concentrated on increasing this aspect of our business. Nevertheless, the Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities.

General and Administrative Expenses remained relatively stable for the quarter and six months ended June 30, 2015 as compared to the quarter and six months ended June 30, 2014.

Acquisition Costs increased 100% from $-0- for the quarter ended June 30, 2014 to $188,248 for the quarter ended June 30, 2015. Acquisition Costs increased 3% from $285,179 for the six months ended June 30, 2014 to $294,379 for the six months ended June 30, 2015. Acquisition Costs relate to transaction, due diligence and other related costs associated with the acquisition of the communities.

Depreciation Expense increased 21% from $3,672,454 for the quarter ended June 30, 2014 to $4,451,195 for the quarter ended June 30, 2015. Depreciation Expense increased 22% from $7,110,126 for the six months ended June 30, 2014 to $8,679,469 for the six months ended June 30, 2015. This increase was primarily due to the acquisitions and increase in rental homes during 2014 and 2015.

Interest Income decreased 13% from $537,771 for the quarter ended June 30, 2014 to $466,129 for the quarter ended June 30, 2015. Interest Income decreased 13% from $1,085,014 for the six months ended June 30, 2014 to $944,462 for the six months ended June 30, 2015. This decrease was primarily due to a decrease in the average balance of notes receivable. The average balance for the quarters ended June 30, 2015 and 2014 was approximately $20.0 million and $22.9 million, respectively.

Dividend Income remained relatively stable from the quarter ended June 30, 2014 to the quarter ended June 30, 2015. Dividend Income increased 2% from $2,064,075 for the six months ended June 30, 2014 to $2,101,654 for the six months ended June 30, 2015. This increase was primarily due to the increase in the average balance of Securities Available for Sale from $61.0 million at June 30, 2014 to $63.5 million at June 30, 2015. The dividends received from our securities investments continue to meet our expectations. It is the Company’s intent to hold these securities long-term.

Gain on Sales of Securities Transactions, net amounted to $21,548 and $707,054 for the quarters ended June 30, 2015 and 2014, respectively. Gain on Sales of Securities Transactions, net amounted to $79,748 and $1,215,457 for the six months ended June 30, 2015 and 2014, respectively.

Interest Expense increased 28% from $2,530,528 for the quarter ended June 30, 2014 to $3,238,109 for the quarter ended June 30, 2015. Interest Expense increased 28% from $4,738,653 for the six months ended June 30, 2014 to $6,049,720 for the six months ended June 30, 2015. This increase is primarily due to an increase in the average balance of mortgages and loans payable due to the new community acquisitions in 2014 and 2015. The average balance for the six months ended June 30, 2015 and 2014 was approximately $274.7 million and $224.6 million, respectively. The weighted average interest rate was 4.6% and 4.8% at June 30, 2015 and 2014, respectively.

Changes in Financial Condition

Total Investment Property and Equipment increased 7% or $32,385,461 during the six months ended June 30, 2015.  This increase was primarily due to the acquisitions of 4 communities with an aggregate purchase price of $12,617,000. The Company also added approximately 300 rental units to its existing communities.

Inventory of Manufactured Homes increased 15% or $1,810,611 during the six months ended June 30, 2015. With the increase in communities and the expansion of our rental program, the Company is purchasing new homes for sales or rent.

Mortgages Payable increased 23% or $41,640,752 during the six months ended June 30, 2015. This increase was due to the assumption of a mortgage of approximately $2.3 million and the new Freddie Mac mortgages totaling approximately $57.7 million, partially offset by principal repayments of approximately $18.4 million, including the payoff of the D&R Village and Waterfalls Village mortgage of approximately $6.8 million and the payoff of the Cedarcrest mortgage of approximately $8.9 million.

Loans Payable decreased 16% or $12,502,890 during the six months June 30, 2015. This decrease was mainly due to the decrease of approximately $6.0 million on our margin loan, a decrease of $6.0 million on our revolving line of credit and a decrease of $5.0 million on our unsecured credit facility, partially offset by an increase of $5.0 million on our revolving credit facility for the purchase of inventory. We utilized a portion of the proceeds of the Freddie Mac mortgages to reduce loans payable.

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

The Company raised $14,961,647 from the issuance of common stock in the DRIP during the six months ended June 30, 2015, which included Dividend Reinvestments of $987,999. Dividends paid on the common stock for the six months ended June 30, 2015 were $9,115,626, of which $987,999 were reinvested. Dividends paid on the preferred stock for the six months ended June 30, 2015 were $3,778,294.

Net Cash provided by Operating Activities amounted to $10,246,793 and $7,946,692 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had Cash and Cash Equivalents of $9.0 million, Securities Available for Sale of $63.3 million, $5.0 million available on its unsecured credit facility, with an additional $15 million potentially available pursuant to an accordion feature, $6.0 million available on its revolving lines of credit for the financing of home sales and approximately $10.4 million available on its revolving credit facility for the financing of inventory purchases. The Company owns 92 communities, of which 24 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

The Company believes that funds generated will be adequate to meet its obligations over the next several years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO), as FFO plus acquisition costs and cost of early extinguishment of debt. We define Normalized Funds From Operations (Normalized FFO), as Core FFO excluding gains and losses realized on securities investments and certain one-time charges. FFO, Core FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO, Core FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO, Core FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

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

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three and six months ended June 30, 2015 and 2014 are calculated as follows:

Three Months Ended			Six Months Ended
6/30/15		6/30/14	6/30/15	6/30/14

Net Loss Attributable to Common Shareholders	$(1,685,165)	$(412,422)	$(2,855,795)	$(1,733,380)
Add: Depreciation Expense	4,451,195	3,672,454	8,679,469	7,110,126
Less: (Gain) Loss on Sales of Depreciable Assets	73,929	(46,195)	69,216	(23,551)
Funds From Operations (FFO)	2,839,959	3,213,837	5,892,890	5,353,195

Adjustments:
Add: Acquisition Costs	188,248	-0-	294,379	285,179
Add: Cost of Early Extinguishment of Debt (1)	89,396	-0-	89,396	-0-
Core Funds From Operations (Core FFO)	3,117,603	3,213,837	6,276,665	5,638,374

Adjustments:
Less: Gain on Sales of Securities Transactions, net	(21,548)	(707,054)	(79,748)	(1,215,457)
Add: Settlement of Memphis Mobile City Litigation (2)	-0-	-0-	125,000	-0-
Normalized Funds From Operations (Normalized FFO)	$3,096,055	$2,506,783	$6,321,917	$4,422,917

(1)	Included in Interest Expenses on the Consolidated Statements of Income (Loss).
(2)	Included in Community Operating Expenses on the Consolidated Statements of Income (Loss).

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	2015	2014

Operating Activities	$10,246,793	$7,946,692
Investing Activities	(37,153,552)	(19,545,351)
Financing Activities	27,854,800	14,991,649

Safe Harbor Statement

Statements contained in this Form 10-Q, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

•	changes in the real estate market conditions and general economic conditions;
•	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
•	increased competition in the geographic areas in which we own and operate manufactured housing communities;
•	the Company’s ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
•	the Company’s ability to maintain rental rates and occupancy levels;
•	changes in market rates of interest;
•	the Company’s ability to repay debt financing obligations;
•	the Company’s ability to refinance amounts outstanding under its credit facilities at maturity on terms favorable to us;
•	the Company’s ability to comply with certain debt covenants;
•	the Company’s ability to integrate acquired properties and operations into existing operations;
•	the availability of other debt and equity financing alternatives;
•	continued ability to access the debt or equity markets;
•	the loss of any member of the Company’s management team;
•	the Company’s ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
•	the ability of manufactured home buyers to obtain financing;
29

•	the level of repossessions by manufactured home lenders;
•	market conditions affecting the Company’s investment securities;
•	changes in federal or state tax rules or regulations that could have adverse tax consequences;
•	the Company’s ability to qualify as a real estate investment trust for federal income tax purposes; and,
•	those risks and uncertainties referenced under the heading "Risk Factors" contained in this Form 10-Q and the Company's filings with the Securities and Exchange Commission.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: August 5, 2015	By /s/ Samuel A. Landy
Samuel A. Landy
President and
Chief Executive Officer

DATE: August 5, 2015	By /s/ Anna T. Chew
Anna T. Chew
Vice President and
Chief Financial Officer

33