Form 10-Q
period 2015-09-30
UMH PROPERTIES, INC.
filed 2015-11-04
CIK 752642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes                         No    X

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:
Class	Outstanding Common Shares as of October 31, 2015
Common Stock, $.10 par value per share	27,011,797

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
- ASSETS -	(Unaudited)
INVESTMENT PROPERTY AND EQUIPMENT
Land	$42,415,514	$39,133,514
Site and Land Improvements	344,269,874	299,776,250
Buildings and Improvements	19,434,910	17,534,698
Rental Homes and Accessories	122,561,676	91,719,997
Total Investment Property	528,681,974	448,164,459
Equipment and Vehicles	13,185,098	12,242,086
Total Investment Property and Equipment	541,867,072	460,406,545
Accumulated Depreciation	(112,634,111)	(99,522,180)
Net Investment Property and Equipment	429,232,961	360,884,365

OTHER ASSETS
Cash and Cash Equivalents	7,900,436	8,082,792
Securities Available for Sale at Fair Value	61,436,212	63,555,961
Inventory of Manufactured Homes	13,468,373	12,306,715
Notes and Other Receivables, net	20,134,541	21,992,566
Unamortized Financing Costs	4,238,993	2,228,779
Prepaid Expenses and Other Assets	8,436,630	3,356,034
Land Development Costs	6,287,120	5,861,764
Total Other Assets	121,902,305	117,384,611

TOTAL ASSETS	$551,135,266	$478,268,976

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – CONTINUED
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
- LIABILITIES AND SHAREHOLDERS’ EQUITY -	(Unaudited)
LIABILITIES:
Mortgages Payable	$265,965,805	$182,670,854

OTHER LIABILITIES
Accounts Payable	2,726,181	1,824,293
Loans Payable	69,157,832	77,439,230
Accrued Liabilities and Deposits	5,284,797	4,757,604
Tenant Security Deposits	3,385,024	2,749,890
Total Other Liabilities	80,553,834	86,771,017
Total Liabilities	346,519,639	269,441,871

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A – 8.25% Cumulative Redeemable Preferred Stock,
par value $0.10 per share, 3,663,800 shares authorized,
issued and outstanding as of September 30, 2015 and
December 31, 2014, respectively	91,595,000	91,595,000
Common Stock – $0.10 par value per share, 42,000,000 shares
authorized, 26,791,988 and 24,372,083 shares issued and
outstanding as of September 30, 2015 and December 31, 2014,
respectively	2,679,199	2,437,208
Excess Stock - $0.10 par value per share, 3,000,000 shares
authorized; no shares issued or outstanding	-0-	-0-
Additional Paid-In Capital	115,240,854	110,422,454
Accumulated Other Comprehensive Income	(4,231,633)	5,040,236
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	204,615,627	208,827,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$551,135,266	$478,268,976

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014

	THREE MONTHS ENDED		NINE MONTHS ENDED
	09/30/15	09/30/14	09/30/15	09/30/14
INCOME:

Rental and Related Income	$18,970,407	$16,356,269	$54,123,435	$46,971,953
Sales of Manufactured Homes	2,724,592	2,198,513	5,469,093	5,580,742

Total Income	21,694,999	18,554,782	59,592,528	52,552,695

EXPENSES:

Community Operating Expenses	9,337,742	8,608,897	27,289,770	25,238,452
Cost of Sales of Manufactured Homes	2,089,602	1,678,733	4,209,126	4,389,345
Selling Expenses	798,126	856,784	2,141,693	2,329,599
General and Administrative Expenses	1,799,181	1,500,920	5,264,839	4,883,899
Acquisition Costs	154,959	190,942	449,338	476,121
Depreciation Expense	4,786,090	3,941,218	13,465,559	11,051,344

Total Expenses	18,965,700	16,777,494	52,820,325	48,368,760

OTHER INCOME (EXPENSE):
Interest Income	442,600	518,699	1,387,062	1,603,713
Dividend Income	1,121,274	995,284	3,222,928	3,059,359
Gain on Sales of Securities Transactions, net	47,671	57,346	127,419	1,272,803
Other Income	154,488	199,954	293,044	444,218
Interest Expense	(3,309,322)	(2,763,511)	(9,359,042)	(7,502,164)
Amortization of Financing Costs	(141,592)	(128,946)	(407,481)	(384,387)

Total Other Income (Expense)	(1,684,881)	(1,121,174)	(4,736,070)	(1,506,458)

Income before Gain (Loss) on Sales of
Investment Property and Equipment	1,044,418	656,114	2,036,133	2,677,477
Gain (Loss) on Sales of Investment
Property and Equipment	2,827	(26,843)	(66,389)	(3,292)
Net Income	1,047,245	629,271	1,969,744	2,674,185
Less: Preferred Dividend	1,889,147	1,889,147	5,667,441	5,667,441
Net Loss Attributable to
Common Shareholders	$(841,902)	$(1,259,876)	$(3,697,697)	$(2,993,256)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014

	THREE MONTHS ENDED		NINE MONTHS ENDED
	09/30/15	09/30/14	09/30/15	09/30/14

Basic Income Per Share:

Net Income	$0.04	$0.03	$0.08	$0.12
Less: Preferred Dividend	0.07	0.09	0.22	0.26
Net Loss Attributable to Common
Shareholders	$(0.03)	$(0.06)	$(0.14)	$(0.14)

Diluted Income Per Share:

Net Income	$0.04	$0.03	$0.08	$0.12
Less: Preferred Dividend	0.07	0.09	0.22	0.26
Net Loss Attributable to Common
Shareholders	$(0.03)	$(0.06)	$(0.14)	$(0.14)

Weighted Average Common Shares
Outstanding:

Basic	26,388,589	22,838,726	25,600,310	22,048,173
Diluted	26,425,808	22,889,354	25,641,070	22,096,206

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014

	THREE MONTHS ENDED		NINE MONTHS ENDED
	09/30/15	09/30/14	09/30/15	09/30/14
Net Income	$1,047,245	$629,271	$1,969,744	$2,674,185

Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) Arising During the Period	(2,309,066)	(2,907,167)	(9,034,011)	2,730,194
Reclassification Adjustment for Net Gains Realized in Income	(47,671)	(57,346)	(127,419)	(1,272,803)
Change in Fair Value of Interest Rate Swap Agreements	(38,319)	101,140	(110,439)	39,398

Comprehensive Income (Loss)	(1,347,811)	(2,234,102)	(7,302,125)	4,170,974
Less: Preferred Dividend	(1,889,147)	(1,889,147)	(5,667,441)	(5,667,441)

Comprehensive Loss Attributable to
Common Shareholders	$(3,236,958)	$(4,123,249)	$(12,969,566)	$(1,496,467)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014

	09/30/15	09/30/14
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,969,744	$2,674,185
Non-Cash Adjustments:
Depreciation	13,465,559	11,051,344
Amortization of Financing Costs	407,481	384,387
Stock Compensation Expense	657,230	742,920
Increase in Provision for Uncollectible Notes and Other Receivables	803,103	736,864
Gain on Sales of Securities Transactions, net	(127,419)	(1,272,803)
Loss on Sales of Investment Property and Equipment	66,389	3,292
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(1,161,658)	(1,833,084)
Notes and Other Receivables	1,054,922	657,506
Prepaid Expenses and Other Assets	(5,080,596)	73,444
Accounts Payable	901,888	668,354
Accrued Liabilities and Deposits	416,754	97,117
Tenant Security Deposits	635,134	528,093
Net Cash Provided by Operating Activities	14,008,531	14,511,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(42,826,524)	(15,879,551)
Purchase of Investment Property and Equipment	(37,368,231)	(28,514,929)
Proceeds from Sales of Assets	604,687	680,198
Additions to Land Development	(425,356)	(216,093)
Purchase of Securities Available for Sale	(9,171,695)	(7,880,763)
Proceeds from Sales of Securities Available for Sale	2,257,433	7,498,778
Net Cash Used in Investing Activities	(86,929,686)	(44,312,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	100,722,000	-0-
Net Proceeds (Payments) on Short Term Borrowing	(8,281,398)	23,229,143
Principal Payments of Mortgages	(19,717,525)	(3,448,553)
Financing Costs on Debt	(2,417,695)	(440,745)
Proceeds from Issuance of Common Stock, net of reinvestments	20,347,682	21,750,265
Proceeds from Exercise of Stock Options	151,200	16,260
Preferred Dividends Paid	(5,667,441)	(5,667,441)
Common Dividends Paid, net of reinvestments	(12,398,024)	(10,596,078)
Net Cash Provided by Financing Activities	72,738,799	24,842,851

Net Decrease In Cash and Cash Equivalents	(182,356)	(4,957,890)
Cash and Cash Equivalents at Beginning of Period	8,082,792	7,615,143
CASH AND CASH EQUIVALENTS-END OF PERIOD	$7,900,436	$2,657,253

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates ninety-five manufactured home communities containing approximately 16,600 developed homesites as of September 30, 2015. The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company also invests in securities of other Real Estate Investment Trusts (“REITs”) which the Company generally limits to no more than approximately 15% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company has entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans.

During 2012, the Company entered into two interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans as follows:

		Mortgage	Effective	Balance
Mortgage	Due Date	Interest Rate	Fixed Rate	9/30/15
Allentown/Clinton	2/1/2017	LIBOR + 3.25%	4.39%	$10,277,141
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$11,606,663

The Company's interest rate swap agreements are based upon 30-day LIBOR. The repricing and scheduled maturity dates, payment dates, index and notional amounts of the interest rate swap agreements coincide with those of the underlying mortgage. The interest rate swap agreements are net settled monthly. The Company has designated these derivatives as cash flow hedges and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 8 for information on the determination of fair value). The effective portion of the gain or loss on these hedges will be reported as a component of Accumulated Other Comprehensive Income in the Company’s Consolidated Balance Sheets. To the extent that the hedging relationships are not effective or do not qualify as cash flow hedges, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of September 30, 2015 and December 31, 2014, the Company has determined that these interest rate swap agreements are highly effective as cash flow hedges. As a result, the fair value of these derivatives of $(150,124) and $(39,685), respectively, was recorded as a component of Accumulated Other Comprehensive Income, with the corresponding liability included in Accrued Liabilities and Deposits.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the method and timing of adoption.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. ASU 2015-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the statement presentation for the current periods.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Common stock equivalents resulting from stock options in the amount of 37,219 and 40,760 shares for the three and nine months ended September 30, 2015, respectively, are included in the diluted weighted shares outstanding for these periods. Common stock equivalents resulting from stock options in the amount of 50,628 and 48,033 shares for the three and nine months ended September 30, 2014, respectively, are included in the diluted weighted shares outstanding for these periods. For the nine months ended September 30, 2015 and 2014, options to purchase 982,000 and 1,125,000 shares, respectively, were antidilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On January 21, 2015, the Company acquired Holly Acres, a manufactured home community located in Erie, Pennsylvania, for $3,800,000. This all-age community contains a total of 141 developed homesites that are situated on approximately 40 total acres. At the date of acquisition, the average occupancy for this community was approximately 96%. The Company assumed a mortgage loan with a balance of approximately $2,300,000. The interest rate on this mortgage is fixed at 6.5%. This mortgage matures on October 5, 2021.

On April 23, 2015, the Company acquired two manufactured home communities for $5,300,000. These all-age communities are located in western Pennsylvania and contain a total of 324 developed homesites that are situated on approximately 141 total acres. At the date of acquisition, the average occupancy for these communities was approximately 63%.

On May 27, 2015, the Company acquired Valley Stream, a manufactured home community located in northeastern Pennsylvania for $3,517,000. This all-age community contains a total of 158 developed home sites that are situated on approximately 43 total acres. At the date of acquisition, the average occupancy for this community was approximately 64%.

On August 19, 2015, the Company acquired three manufactured home communities, two located in Ohio and one located in Michigan, for $32,500,000. These three all-age communities contain 897 developed homesites that are situated on approximately 177 total acres. At the date of acquisition, the average occupancy for these communities was approximately 69%. In conjunction with this acquisition, the Company completed the financing of six manufactured home communities, including these three communities, for total proceeds of approximately $43,100,000. See Note 5 for additional information relating to these mortgages. This acquisition was the first of two tranches of a total acquisition of six manufactured home communities, for a total purchase price of $68,600,000. The second tranche of the acquisition was completed on October 16, 2015 (See Note 12 – Subsequent Events).

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the results of the acquired assets are included in the statements of operations from the dates of acquisition. The following table summarizes the estimated fair value of the assets acquired for the nine months ended September 30, 2015:

At Acquisition
Date
Assets Acquired:
Land	$3,262,000
Depreciable Property	41,749,000
Notes Receivable	106,000
Total Assets Acquired	$45,117,000

The purchase price allocations are preliminary and may be adjusted as final costs and valuations are determined.

See Note 13 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s Securities Available for Sale at Fair Value consist primarily of marketable common and preferred stock of other REITs with a fair value of $61,436,212 as of September 30, 2015. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity as well as dividend income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the nine months ended September 30, 2015, the Company sold securities with a cost of $2,130,014 and recognized a Gain on Sale of $127,419. The Company also made purchases of $9,171,695 in Securities Available for Sale. Of this amount, the Company made total purchases of 95,414 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $885,730 or weighted average cost of $9.28 per share. The Company owned a total of 2,091,223 MREIC common shares as of September 30, 2015 at a total cost of $17,530,239 and a fair value of $20,389,421.

As of September 30, 2015, the Company had total net unrealized losses of $4,081,511 in its REIT securities portfolio. The Company held thirteen securities that had unrealized losses as of September 30, 2015. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at September 30, 2015:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Preferred Stock	$2,055,973	$(31,424)	$-0-	$-0-
Common Stock	22,550,022	(7,086,389)	1,793,600	(409,114)
Total	$24,605,995	$(7,117,813)	$1,793,600	$(409,114)

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of
Individual Securities	Fair Value	Unrealized Loss	Range of Loss
4	$4,704,773	$(130,150)	1-5%
1	281,100	(17,198)	6%
1	233,400	(39,035)	14%
3	4,702,650	(990,732)	16-20%
2	1,816,750	(597,731)	21-25%
2	14,660,922	(5,752,081)	26-30%
13	$26,399,595	$(7,526,927)

The Company has determined that these securities are temporarily impaired as of September 30, 2015. The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

On January 21, 2015, the Company assumed a mortgage loan of approximately $2.3 million in conjunction with its acquisition of Holly Acres. The interest rate on this mortgage is fixed at 6.5%. This mortgage matures on October 5, 2021.

On February 27, 2015, the Company obtained an $8,100,000 Federal Home Loan Mortgage Corporation (Freddie Mac) mortgage through Wells Fargo Bank, N.A. (Wells Fargo) on D&R Village. The interest rate on this mortgage is fixed at 3.85%. This mortgage matures on March 1, 2025, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage were used to repay the existing D&R Village and Waterfalls Village mortgage of approximately $6.8 million, which had a variable rate of LIBOR plus 2.25%.

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

On April 1, 2015, the Company obtained a $12,670,000 Freddie Mac mortgage through Wells Fargo on Cedarcrest Village. The interest rate on this mortgage is fixed at 3.71%. This mortgage matures on May 1, 2025, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage were used to repay the existing Cedarcrest Village mortgage of approximately $8.9 million, which had an interest rate of 5.125%. The Company incurred a prepayment penalty of approximately $89,000 on this repayment.

On August 19, 2015, the Company obtained five Freddie Mac mortgages totaling $37,067,000 through Wells Fargo for the following communities: Candlewick Courts, Forest Park Village, Holiday Village, Lake Sherman Village and Worthington Arms. The interest rate on these mortgages is fixed at 4.1%. These mortgages mature on September 1, 2025, with principal repayment based on a 30-year amortization schedule.

On August 19, 2015, the Company obtained a $6,000,000 mortgage loan on Catalina from OceanFirst Bank. The interest rate on this mortgage is fixed at 4.2%. This mortgage matures on August 19, 2025.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On September 15, 2015, the Company paid total cash dividends of $4,767,459 or $0.18 per share to common shareholders of record as of close of business on August 15, 2015, of which $497,062 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (DRIP). Total dividends paid to our common shareholders for the nine months ended September 30, 2015 amounted to $13,883,085, of which $1,485,061 was reinvested. On October 1, 2015, the Company’s Board of Directors declared a dividend of $0.18 per share to be paid December 15, 2015 to common shareholders of record as of the close of business on November 16, 2015.

During the nine months ended September 30, 2015, the Company received, including dividends reinvested of $1,485,061, a total of $21,832,743 from its DRIP. There were 2,364,905 new shares issued under the DRIP during this period.

8.25% Series A Cumulative Redeemable Preferred Stock

On September 15, 2015, the Company paid $1,889,147 in dividends or $0.515625 per share for the period from June 1, 2015 through August 31, 2015 to preferred shareholders of record as of the close of business on August 17, 2015. Dividends on the Series A preferred shares are cumulative and payable quarterly at an annual rate of $2.0625 per share. Total dividends paid to our Series A preferred shareholders for the nine months ended September 30, 2015 amounted to $5,667,441.

On October 1, 2015, the Company’s Board of Directors declared a dividend of $0.515625 per share for the period from September 1, 2015 through November 30, 2015 to be paid on December 15, 2015 to our Series A preferred shareholders of record as of the close of business on November 16, 2015.

8.0% Series B Cumulative Redeemable Preferred Stock

On October 20, 2015, the Company issued and sold 1,801,200 shares of its new 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement at a sale price of $25.00 per share. The Company received net proceeds from the offering after expenses of approximately $43.3 million and intends to use the net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including possible repayment of debt on a short-term basis. (See Note 12 – Subsequent Events).

NOTE 7 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $203,549 and $657,230 have been recognized for the three and nine months ended September 30, 2015, respectively and $180,025 and $742,920 for the three and nine months ended September 30, 2014, respectively.

On February 2, 2015, the Company awarded to Samuel A. Landy, its President and Chief Executive Officer, a restricted stock award of 25,000 shares in accordance with his employment agreement. The grant date fair value of this restricted stock grant was $243,250. This grant vests ratably over 5 years.

On June 24, 2015, the Company granted options to purchase 425,000 shares of common stock to twenty-four participants in the Company’s 2013 Stock Option and Stock Award Plan (the “Plan”). The exercise price is $9.82 and the expiration date is June 24, 2023. The grant date fair value of these options amounted to $393,265. These grants vest over one year. Compensation costs for grants to purchase 100,000 shares issued to a participant who is of retirement age were recognized at the time of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2015 and 2014:

	2015	2014
Dividend yield	7.37%	7.14%
Expected volatility	27.17%	27.12%
Risk-free interest rate	2.12%	2.23%
Expected lives	8	8
Estimated forfeitures	-0-	-0-

The weighted average fair value of options granted during the nine months ended September 30, 2015 and 2014 was $0.93 and $0.98, respectively.

On September 16, 2015, the Company awarded 10,000 shares of restricted stock grants to ten participants under the Plan. The grant date fair value of these restricted stock grants was approximately $91,200. These grants vest over 5 years.

As of September 30, 2015, there were options outstanding to purchase 1,563,000 shares, and 1,823,000 shares available for grant under the Plan. During the nine months ended September 30, 2015, options to five participants to purchase a total of 20,000 shares were exercised. During the nine months ended September 30, 2015, options to sixteen participants to purchase a total of 143,000 shares expired or were forfeited. The aggregate intrinsic value of options outstanding as of September 30, 2015 was $316,443. As of September 30, 2014, there were options outstanding to purchase 1,321,000 shares and 2,254,000 shares were available for grant under the Plan.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial Assets and Liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial Assets and Liabilities was determined using the following inputs at September 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2015:
Securities Available for Sale - Preferred stock	$16,487,969	$16,487,969	$-0-	$-0-
Securities Available for Sale - Common stock	44,948,243	44,948,243	-0-	-0-
Interest Rate Swap (1)	(150,124)	-0-	(150,124)	-0-
Total	$61,286,088	$61,436,212	$(150,124)	$-0-

As of December 31, 2014:
Securities Available for Sale - Preferred stock	$19,045,983	$19,045,983	$-0-	$-0-
Securities Available for Sale - Common stock	44,509,978	44,509,978	-0-	-0-
Interest Rate Swap (1)	(39,685)	-0-	(39,685)	-0-
Total	$63,516,276	$63,555,961	$(39,685)	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of Variable Rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted average current market rate of interest. As of September 30, 2015, the fair value of Fixed Rate Mortgages Payable amounted to $244,797,362 and the carrying value of Fixed Rate Mortgages Payable amounted to $243,324,561. The fair value of Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation have a material adverse effect on the financial position or results of operations.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Mobile City. A lawsuit was filed by a purported class of individuals alleging various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. This case was settled in March, 2015. In conjunction with the settlement, the Company paid $125,000 to its insurance company for the Company’s share of the settlement and the Company has no further liability. This amount has been included in the Company’s Community Operating Expenses for the nine months ended September 30, 2015. The Company is in the process of constructing a new manufactured home community at the former Memphis Mobile City location, which is expected to cost approximately $5.4 million.

On June 5, 2015, the Company entered into definitive agreements to purchase six manufactured home communities with a total of approximately 2,200 developed home sites. The aggregate purchase price of these communities totaled approximately $68.6 million. On August 19, 2015, the Company completed the first tranche of this acquisition which was comprised of three communities for $32.5 million (See Note 3 – Investment Property and Equipment). The second tranche, which was comprised of three communities for $36.1 million, was completed on October 16, 2015 (See Note 12 – Subsequent Events).

The Company has an agreement with 21st Mortgage Corporation (21st Mortgage) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of September 30, 2015, the total loan balance was approximately $4.6 million, consisting of 104 loans. Additionally, 21st Mortgage previously made loans to purchasers in certain communities the Company acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home securing any such loan, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2015, the total balance of these loans was approximately $2.5 million.

NOTE 10 – RELATED PARTY TRANSACTIONS

On June 24, 2015, effective as of January 1, 2015, the Company and Mr. Samuel A. Landy entered into an amended and restated three-year employment agreement. The employment agreement is renewed automatically for a new three-year term as of the first day of each calendar quarter after the effective date unless otherwise terminated. Under the agreement, Mr. Landy is entitled to receive an annual base salary of $460,000 for 2015, $473,000 for 2016 and $488,000 for 2017, cash bonuses and equity awards based upon achievement of certain performance objectives and customary fringe benefits, including vacation, life insurance and health benefits, the use of an automobile, and the right to participate in the Company’s 401(k) retirement plan.

On June 24, 2015, effective as of January 1, 2015, the Company and Ms. Anna T. Chew, its Chief Financial Officer, entered into an amended and restated three-year employment agreement. The employment agreement is renewed automatically for a new three-year term as of the first day of each calendar quarter after the effective date unless otherwise terminated. Under the agreement, Ms. Chew is entitled to receive an annual base salary of $349,000 for 2015, $360,000 for 2016 and $371,000 for 2017, cash bonuses and equity awards based upon achievement of certain performance objectives and customary fringe benefits, including vacation, life insurance and health benefits, the use of an automobile, and the right to participate in the Company’s 401(k) retirement plan.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2015 and 2014 was $9,462,045 and $7,833,953, respectively. Interest cost capitalized to Land Development was $220,200 and $194,273 for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, the Company assumed a $2.3 million mortgage for the acquisition of one community.

During the nine months ended September 30, 2015 and 2014, the Company had Dividend Reinvestments of $1,485,061 and $1,373,684, respectively, which required no cash transfers.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On October 1, 2015, the Company obtained four Freddie Mac mortgages totaling $29,859,000 through Wells Fargo for the following communities: Allentown, Clinton, Suburban Estates and Sunny Acres. The interest rates on these mortgages are fixed at 4.06%. These mortgages mature October 1, 2025, with principal repayments based on a 30-year amortization schedule. Proceeds from these mortgages were used to repay the existing mortgages of approximately $16.6 million, with a weighted average interest rate of 4.24%. The Company incurred total prepayment fees and penalties of approximately $154,000 on these repayments.

On October 16, 2015, the Company completed the second tranche of its previously announced six community acquisition. This tranche consisted of three manufactured home communities, located in Indiana, for a purchase price of $36,100,000. These three all-age communities contain 1,254 developed home sites, situated on approximately 316 total acres. At the date of acquisition, the average occupancy for these communities was approximately 56%. In conjunction with this acquisition, the Company obtained an $8,851,000 Freddie Mac mortgage through Wells Fargo on one of the acquired communities, Holiday Village in Elkhart, Indiana. The interest rate on this mortgage is fixed at 3.96%. This mortgage matures on November 1, 2025, with principal repayments based on a 30-year amortization schedule.

On October 20, 2015, the Company issued and sold 1,801,200 shares of its new 8.0% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) in a registered direct placement at a sale price of $25.00 per share. The Company received net proceeds from the offering after expenses of approximately $43.3 million and intends to use the net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including possible repayment of debt on a short-term basis. Dividends on the Series B Preferred Stock are cumulative from October 20, 2015 and will be payable quarterly at an annual rate of $2.00 per share. The first quarterly dividend payment date for the Series B Preferred Stock will be March 15, 2016 and will be for the dividend period from October 20, 2015 to February 29, 2016. The Series B Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. The Series B Preferred Stock ranks on a parity with the Company’s Series A Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up.

In conjunction with the issuance of the Company’s Series B Preferred Stock, the Company filed with the Maryland State Department of Assessments and Taxation (the “Maryland SDAT”), an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 22,000,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 48,663,800 shares (classified as 42,000,000 shares of common stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock) to 70,663,800 shares (classified as 64,000,000 shares of common stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series B Preferred Stock and reclassifying 2,000,000 shares of Common Stock as shares of Series B Preferred Stock. After the reclassification, the Company’s authorized stock consisted of 62,000,000 shares of common stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 2,000,000 shares of 8% Series B Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock.

NOTE 13 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions completed during 2014 and through September 30, 2015. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2014, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) community Operating Expenses; (c) Interest Expense resulting from the assumed increase in mortgages and Loans Payable related to the new acquisitions; (d) Depreciation Expense related to the new acquisitions; and (e) Net Income (Loss) Attributable to Common Shareholders which has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	9/30/15	9/30/14	9/30/15	9/30/14
Rental and Related Income	$19,406,000	$17,778,000	$56,723,000	$52,596,000
Community Operating Expenses	9,474,000	9,144,000	28,162,000	27,714,000
Net Loss Attributable to
Common Shareholders	(901,000)	(1,384,000)	(3,982,000)	(3,873,000)
Net Loss Attributable to
Common Shareholders per Share:

Basic	$(0.03)	$(0.06)	$(0.16)	$(0.18)
Diluted	$(0.03)	$(0.06)	$(0.16)	$(0.18)

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

The Company is a self-administered, self-managed, REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home sites on a month-to-month or annual basis to manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (S&F), sells and finances homes to qualified residents and prospective residents of the Company’s communities. As of September 30, 2015, the Company owned ninety-five manufactured home communities containing approximately 16,600 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. On October 16, 2015, the Company purchased three additional communities containing 1,254 developed home sites for a purchase price of $36,100,000. The Company also invests in securities of other REITs which the Company generally limits to no more than approximately 15% of its undepreciated assets.

The Company earns income from the leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of home sales, from investments in REIT securities, and from appreciation of the manufactured home communities and vacant land owned by the Company. The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time. Our Sales Operations have continued to be affected by the limited ability of homebuyers to qualify for loans to purchase homes. The Company anticipates that as national home sales of first time home buyers and purchasers of retirement homes improve, our sales operations will return to profitability.

The renting of manufactured homes in land lease communities has, over the last several years, proven to be the best way to pass the lower housing costs manufactured homes provide to consumers who desire quality affordable housing. We continue to see increased demand for rental homes. We have added an additional 700 rental homes during the first three quarters of 2015, bringing the total to approximately 3,300 rental homes. Occupied rental homes represent approximately 23.4% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 94.1% as of September 30, 2015. We intend to add more rental homes throughout the remainder of 2015 and in 2016, as demand dictates.

The Company continues to increase its manufactured home community investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then making physical improvements, including adding rental homes onto otherwise vacant sites. This can result in increased occupancy rates and improved operating results. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

During the nine months ended September 30, 2014, the Company acquired fourteen communities containing 1,612 sites for an aggregate purchase price of $42,550,000. During the nine months ended September 30, 2015, the Company acquired seven communities containing 1,520 homesites for an aggregate purchase price of $45,117,000. The following is a summary of the communities acquired in 2015 to date:

						Occupancy
	Date of		Number	Purchase	Number	at
Community	Acquisition	State	of Sites	Price	of Acres	Acquisition
Holly Acres	January 21, 2015	PA	141	$3,800,000	40	96%

Voyager Estates and
Huntingdon Pointe	April 23, 2015	PA	324	5,300,000	141	63%

Valley Stream	May 27, 2015	PA	158	3,517,000	43	64%

Candlewick Court,
Catalina and		OH,
Worthington Arms	August 19, 2015	MI	897	32,500,000	177	69%

Total as of
September 30, 2015			1,520	45,117,000	401	70%

Holiday, Meadows	October 16, 2015	IN	1,254	36,100,000	316	56%
and Woods Edge
Total 2015 to Date			2,774	$81,217,000	717	64%

We have been positioning ourselves for future growth and will continue to seek opportunistic investments. We currently have the potential to fill 3,000 vacancies. Housing demand in the energy-rich Marcellus and Utica shale regions where a substantial amount of our communities are located is expected to be particularly strong in the years to come. Nashville, Tennessee has also been a strong growth area for the Company.

To help fund our growth, on October 20, 2015, the Company issued and sold 1,801,200 shares of 8.0% Series B Cumulative Redeemable Preferred Stock at a sale price of $25.00 per share. The Company received net proceeds from the offering after expenses of approximately $43.3 million. As a result of this sale of preferred stock, it is anticipated that fewer new common shares will be issued and sold under our DRIP going forward.

See PART I, Item 1 – Business in the Company’s 2014 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges and risks on which the Company is focused.

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

Changes In Results Of Operations

Rental and Related Income increased 16% from $16,356,269 for the three months ended September 30, 2014 to $18,970,407 for the three months ended September 30, 2015. Rental and Related Income increased 15% from $46,971,953 for the nine months ended September 30, 2014 to $54,123,435 for the nine months ended September 30, 2015. This was primarily due to the acquisitions made during 2014 and 2015, and an increase in occupancy and rental home income. Same property occupancy has increased from 83.1% at September 30, 2014 to 83.8% at September 30, 2015. Occupied rental homes increased from approximately 2,200 homes or 92.7% at September 30, 2014 to 3,100 homes or 94.1% at September 30, 2015.

Community Operating Expenses increased 8% from $8,608,897 for the quarter ended September 30, 2014 to $9,337,742 for the quarter ended September 30, 2015. Community Operating Expenses increased 8% from $25,238,452 for the nine months ended September 30, 2014 to $27,289,770 for the nine months ended September 30, 2015. This increase was primarily due to the acquisitions made during 2014 and 2015. Additionally, the Company incurred additional non-recurring expenses relating to our acquisitions and to the one-time settlement of the Memphis Lawsuit of $125,000.

Community NOI increased 24% from $7,747,372 for the quarter ended September 30, 2014 to $9,632,665 for the quarter ended September 30, 2015. Community NOI increased 23% from $21,733,501 for the nine months ended September 30, 2014 to $26,833,665 for the nine months ended September 30, 2015. This increase was primarily due to the acquisitions during 2014 and 2015 and an increase in rental rates, occupancy and rental homes. Same property occupancy, which includes communities owned and operated since January 1, 2014, has increased from 83.1% as of September 30, 2014 to 83.8% at quarter-end.

The Company has also been reducing its Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income). The Operating Expense Ratio was 49.2% and 50.4% for the three and nine months ended September 30, 2015, respectively, as compared to 52.6% and 53.7% for the three and nine months ended September 30, 2014, respectively. Many acquisitions have deferred maintenance requiring higher than normal expenditures in the first two years of ownership. Because most of the community expenses are fixed costs, as occupancy rates continue to increase, these expense ratios will continue to improve. The Company expects normalized operating expenses to be 50% of revenue if water and sewer are paid by the community and 40% or less if paid directly by the resident.

Sales of manufactured homes amounted to $2,724,592 and $2,198,513 for the quarters ended September 30, 2015 and 2014, respectively. Sales of manufactured homes amounted to $5,469,093 and $5,580,742 for the nine months ended September 30, 2015 and 2014, respectively. The Company sold approximately 100 homes into our communities. Cost of Sales of manufactured homes amounted to $2,089,602 and $1,678,733 for the quarters ended September 30, 2015 and 2014, respectively. Cost of Sales of manufactured homes amounted to $4,209,126 and $4,389,345 for the nine months ended September 30, 2015 and 2014, respectively. The gross profit percentage was 23% and 24% for the quarters ended September 30, 2015 and 2014, respectively. The gross profit percentage was 23% and 21% for the nine months ended September 30, 2015 and 2014, respectively. Selling Expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $798,126 and $856,784 for the quarters ended September 30, 2015 and 2014, respectively. Selling Expenses amounted to $2,141,693 and $2,329,599 for the nine months ended September 30, 2015 and 2014, respectively. Loss from the Sales Operations (defined as Sales of Manufactured Homes less Cost of Sales of Manufactured homes less Selling Expenses) amounted to $163,136 or 6% of total sales and $337,004 or 15% of total sales for the quarters ended September 30, 2015 and 2014, respectively. Loss from the Sales Operations amounted to $881,726 or 16% of total sales and $1,138,202 or 20% of total sales for the nine months ended September 30, 2015 and 2014, respectively.

The U.S. homeownership rate fell to 63.4% in the second quarter of 2015, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. The macro-economic environment and current housing fundamentals continue to favor home rentals. The Company remains very focused on increasing this aspect of our business. Nevertheless, the Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities.

General and Administrative Expenses increased 20% from $1,500,920 for the quarter ended September 30, 2014 to $1,799,181 for the quarter ended September 30, 2015. General and Administrative Expenses increased 8% from $4,883,899 for the nine months ended September 30, 2014 to $5,264,839 for the nine months ended September 30, 2015. These increases were primarily due to an increase in office rent and personnel costs.

Depreciation Expense increased 21% from $3,941,218 for the quarter ended September 30, 2014 to $4,786,090 for the quarter ended September 30, 2015. Depreciation Expense increased 22% from $11,051,344 for the nine months ended September 30, 2014 to $13,465,559 for the nine months ended September 30, 2015. This increase was primarily due to the acquisitions and increase in rental homes during 2014 and 2015.

Interest Income decreased 15% from $518,699 for the quarter ended September 30, 2014 to $442,600 for the quarter ended September 30, 2015. Interest Income decreased 14% from $1,603,713 for the nine months ended September 30, 2014 to $1,387,062 for the nine months ended September 30, 2015. This decrease was primarily due to a decrease in the average balance of notes receivable. The average balance for the quarters ended September 30, 2015 and 2014 was approximately $20.0 million and $22.5 million, respectively.

Dividend Income increased 13% from $995,284 for the quarter ended September 30, 2014 to $1,121,274 for the quarter ended September 30, 2015. Dividend Income increased 5% from $3,059,359 for the nine months ended September 30, 2014 to $3,222,928 for the nine months ended September 30, 2015. This increase was primarily due to the increase in the average balance of Securities Available for Sale from $60.8 million at September 30, 2014 to $62.5 million at September 30, 2015. The dividends received from our securities investments were at a weighted average yield of approximately 7.6% and continue to meet our expectations. It is the Company’s intent to hold these securities long-term.

Gain on Sales of Securities Transactions, net amounted to $47,671 and $57,346 for the quarters ended September 30, 2015 and 2014, respectively. Gain on Sales of Securities Transactions, net amounted to $127,419 and $1,272,803 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, the Company had net unrealized holding losses of $4,081,511 in its REIT securities portfolio.

Interest Expense increased 20% from $2,763,511 for the quarter ended September 30, 2014 to $3,309,322 for the quarter ended September 30, 2015. Interest Expense increased 25% from $7,502,164 for the nine months ended September 30, 2014 to $9,359,042 for the nine months ended September 30, 2015. This increase was primarily due to an increase in the average balance of mortgages and loans payable due to the community acquisitions in 2014 and 2015. The average balance for the nine months ended September 30, 2015 and 2014 was approximately $297.6 million and $224.6 million, respectively. The weighted average interest rate decreased from 4.8% at September 30, 2014 to 4.5% as September 30, 2015. Interest expense also included a mortgage prepayment penalty of approximately $89,000 for the nine months ended September 30, 2015.

Amortization of Financing Costs increased 10% from $128,946 for the quarter ended September 30, 2014 to $141,592 for the quarter ended September 30, 2015. Amortization of Financing Costs increased 6% from $384,387 for the nine months ended September 30, 2014 to $407,481 for the nine months ended September 30, 2015. This increase is primarily due to the new mortgages associated with the acquisitions completed in 2014 and 2015.

Changes in Financial Condition

Total Investment Property and Equipment increased 18% or $80,517,515 during the nine months ended September 30, 2015. This increase was primarily due to the acquisitions of seven communities for an aggregate purchase price of $45,117,000, which included approximately 200 rental units. The Company also added approximately 500 rental units to its existing communities. The Company’s occupancy rate on its’ rental homes portfolio was 94.1% at September 30, 2015 versus 92.7% in the prior year period.

Securities Available for Sale decreased 3% or $2,119,749 during the nine months ended September 30, 2015. This decrease was due to the sales of Securities Available for Sale with a cost of $2,130,014 and an increase in the unrealized loss of $9,161,430 which was offset by purchases of $9,171,695.

Inventory of Manufactured Homes increased 9% or $1,161,658 during the nine months ended September 30, 2015. With the increase in communities and the expansion of our rental program, the Company is purchasing new homes for sales or rent.

Mortgages Payable increased 46% or $83,294,951 during the nine months ended September 30, 2015. This increase was due to the new Freddie Mac mortgages totaling approximately $94.7 million, other new and assumed mortgages of approximately $8.3 million, partially offset by principal repayments of approximately $19.7 million, including the payoff of the existing D&R Village and Waterfalls Village mortgage and the existing Cedarcrest mortgage totaling approximately $15.7 million. New mortgages were used for acquisitions, purchase of rental homes, repayment of debt and other corporate purposes.

Loans Payable decreased 11% or $8,281,398 during the nine months September 30, 2015. This decrease was mainly due to the decrease of approximately $3.4 million on our margin loan, a decrease of $6.0 million on our revolving line of credit and a decrease of $5.0 million on our  unsecured credit facility offset by an increase of $6.1 million on our floorplan loans. We utilized a portion of the proceeds of the Freddie Mac mortgages to reduce loans payable.

Liquidity and Capital Resources

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, investment in securities of other REITs and payments of expenses relating to real estate operations. We anticipate that the liquidity demands of the recent properties acquired will be met by funds provided from the operations of these properties. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, proceeds from the DRIP, and access to the capital markets.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities, borrow on its lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets.

The Company raised $21,832,743 from the issuance of common stock in the DRIP during the nine months ended September 30, 2015, which included Dividend Reinvestments of $1,485,061. Dividends paid on the common stock for the nine months ended September 30, 2015 were $13,883,085, of which $1,485,061 were reinvested. Dividends paid on the Company’s Series A preferred stock for the nine months ended September 30, 2015 were $5,667,441.

On October 20, 2015, the Company issued and sold 1,801,200 shares of new 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement at a sale price of $25.00 per share. The Company received net proceeds from the offering after expenses of approximately $43.3 million and intends to use the net proceeds to purchase additional properties in the ordinary course of business and for general corporate purposes, including possible repayment of debt on a short-term basis. As a result of this equity raise, it is anticipated that fewer new common shares will be issued and sold under our DRIP going forward.

On October 16, 2015, the Company completed the second tranche of its previously announced six community acquisition. This tranche consisted of three manufactured home communities, located in Indiana, for a purchase price of $36,100,000. The Company continues to seek opportunistic acquisitions. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Net Cash provided by Operating Activities amounted to $14,008,531 and $14,511,619 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had Cash and Cash Equivalents of $7.9 million, Securities Available for Sale of $61.4 million, $5.0 million available under its unsecured credit facility, with an additional $15.0 million potentially available pursuant to an accordion feature, $6.0 million available under its revolving lines of credit for the financing of home sales and approximately $9.0 million available under its revolving credit facility for the financing of inventory purchases. The Company owns 95 communities, of which 21 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and from time to time through public offerings of its preferred stock.

The Company believes that funds generated will be adequate to meet its obligations over the next several years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Supplemental Measures

Management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies and include Community Net Operating Income, Funds from Operations, Core Funds from Operations and Normalized Funds from Operations.

Community Net Operating Income (Community NOI) is defined as Rental and Related Income less Community Operating Expenses. We believe that Community NOI is helpful to investors and analysts as a direct measure of the actual operating results of our manufactured home communities.

Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, and impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (Core FFO), as FFO plus acquisition costs and cost of early extinguishment of debt. We define Normalized Funds From Operations (Normalized FFO), as Core FFO excluding gains and losses realized on securities investments and certain one-time charges. FFO, Core FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO, Core FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO, Core FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO, Core FFO and Normalized FFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as alternatives to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity. FFO, Core FFO and Normalized FFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three and nine months ended September 30, 2015 and 2014 are calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/15	9/30/14	9/30/15	9/30/14
Net Loss Attributable to Common
Shareholders	$(841,902)	$(1,259,876)	$(3,697,697)	$(2,993,256)
Add: Depreciation Expense	4,786,090	3,941,218	13,465,559	11,051,344
Less: (Gain) Loss on Sales of
Depreciable Assets	(2,827)	26,843	66,389	3,292
Funds From Operations (FFO)	3,941,361	2,708,185	9,834,251	8,061,380

Adjustments:
Add: Acquisition Costs	154,959	190,942	449,338	476,121
Add: Cost of Early Extinguishment of Debt (1)	-0-	-0-	89,396	-0-
Core Funds From Operations (Core FFO)	4,096,320	2,899,127	10,372,985	$8,537,501

Adjustments:
Less: Gain on Sales of Securities
Transactions, net	(47,671)	(57,346)	(127,419)	(1,272,803)
Add: Settlement of Memphis Mobile City
Litigation (2)	-0-	-0-	125,000	-0-
Normalized Funds From Operations
(Normalized FFO)	$4,048,649	$2,841,781	$10,370,566	$7,264,698

(1)	Included in Interest Expense on the Consolidated Statements of Income (Loss).
(2)	Included in Community Operating Expenses on the Consolidated Statements of Income (Loss).

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	2015	2014
Operating Activities	$14,008,531	$14,511,619
Investing Activities	(86,929,686)	(44,312,360)
Financing Activities	72,738,799	24,842,851

Safe Harbor Statement

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can sometimes be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q as well as under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These and other risks, uncertainties and factors could cause the Company’s actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the Company’s expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●

the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;

●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●

the Company’s ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;

●	the Company’s ability to maintain rental rates and occupancy levels;
●	changes in market rates of interest;
●	the Company’s ability to repay debt financing obligations;
●	the Company’s ability to refinance amounts outstanding under its credit facilities at maturity on terms favorable to us;
●	the Company’s ability to comply with debt covenants;

●	the Company’s ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of the Company’s management team;
●	the Company’s ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting the Company’s investment securities;
●	risks associated with natural disasters;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	the Company’s ability to qualify as a real estate investment trust for federal income tax purposes; and
●	those risks and uncertainties referenced under the heading "Risk Factors" contained in this Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company's other filings with the Securities and Exchange Commission.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2 -	Unregistered Sale of Equity Securities and Use of Proceeds – none
Item 3 -	Defaults Upon Senior Securities – none
Item 4 -	Mine Safety Disclosures – none
Item 5 -	Other Information
(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – none
(b) Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – none

Item 6 -	Exhibits –
	31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
	31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
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

UMH PROPERTIES, INC.

DATE: November 3, 2015	By /s/ Samuel A. Landy
Samuel A. Landy, President and Chief
Executive Officer, its principal executive
officer

DATE: November 3, 2015	By /s/ Anna T. Chew
Anna T. Chew, Vice President and
Chief Financial Officer, its principal financial
officer and principal accounting officer