Form 10-K
period 2015-12-31
UMH PROPERTIES, INC.
filed 2016-03-09
CIK 752642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ____________________ to ____________________

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
Common Stock $.10 par value-New York Stock Exchange
8.25% Series A Cumulative Redeemable Preferred Stock $.10 par value per share, $25 liquidation value per share – New York Stock Exchange
8.0% Series B Cumulative Redeemable Preferred Stock $.10 par value per share, $25 liquidation value per share – New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ___ Yes    X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ___ Yes    X   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X   Yes  ___ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   X   Yes  ___ No

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	___	Accelerated filer	X
Non-accelerated filer	___	Smaller reporting company	___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ___ Yes    X   No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2015 was $255,062,199. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2015 was $230,997,644.

The number of shares outstanding of issuer's common stock as of February 29, 2016 was 27,111,604 shares.

Documents Incorporated by Reference:
-Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2016 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2015.

-Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

PART I

Item 1 – Business

General Development of Business

In this Form 10-K, “we”, “us”, “our”, or “the Company”, refers to UMH Properties, Inc., together with its predecessors and subsidiaries, unless the context requires otherwise.

UMH Properties, Inc. operates as a qualified real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”). The Company had elected REIT status effective January 1, 1992 and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

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

As of December 31, 2015, the Company owns and operates ninety-eight manufactured home communities containing approximately 17,800 developed sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.

A manufactured home community is designed to accommodate detached, single-family manufactured homes. These manufactured homes are produced off-site by manufacturers and installed on sites within the community. These homes may be improved with the addition of features constructed on site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options. Each owner of a manufactured home leases the site on which the home is located from the Company.

Manufactured homes are accepted by the public as a viable and economically attractive alternative to common stick-built single-family housing. The affordability of the modern manufactured home makes it a very attractive housing alternative.

Modern residential land lease communities are similar to typical residential subdivisions containing central entrances, paved well-lit streets, curbs and gutters. Generally, modern manufactured home communities contain buildings for recreation, green areas, and other common area facilities, all of which, are the property of the community owner. In addition to such general improvements, certain manufactured home communities include recreational improvements such as swimming pools, tennis courts and playgrounds. Municipal water and sewer services are available in some manufactured home communities, while other communities supply these facilities on site.

Typically, our leases are on an annual or month-to-month basis, renewable upon the consent of both parties. The community manager interviews prospective residents, collects rent and finance payments, ensures compliance with community regulations, maintains public areas and community facilities and is responsible for the overall appearance of the community. Manufactured home communities produce predictable income streams and provide protection from inflation due to the ability to annually increase rents. Manufactured home communities may also appreciate over time.

Inherent in the operation of a manufactured home community is the development, redevelopment, and expansion of our communities. The Company sells and finances the sale of manufactured homes in our communities through S&F. S&F was established to potentially enhance the value of our communities. The home sales business is operated like other homebuilders with sales centers, model homes, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners. Many of our communities compete with other manufactured home community properties located in the same or nearby markets that are owned and operated by other companies in our business. We generally monitor the rental rates and other terms being offered by our competitors and consider this information as a factor in determining our own rental rates.

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

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during 2015 and, as of December 31, 2015, the Company does not own any of its own shares.

The Company also invests in equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. As of December 31, 2015, the Company had borrowings of $15,766,573 under its margin line at 2.0% interest. The REIT securities portfolio, to the extent not pledged to secure borrowings, provides the Company with additional liquidity and additional income. Such securities are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk and market price risk relating to equity securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk; however, this has not occurred during any periods presented. At December 31, 2015 and 2014, the Company had $75,011,260 and $63,555,961, respectively, of securities available for sale. Included in these securities are Preferred Stock of $14,219,712 and $19,045,983 at December 31, 2015 and 2014, respectively. The realized net gain on securities available for sale at December 31, 2015 and 2014 amounted to $204,230 and $1,542,589, respectively. The unrealized net gain (loss) on securities available for sale at December 31, 2015 and 2014 amounted to $(2,055,027) and $5,079,921, respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2016 will be approximately $12 million. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

As of February 29, 2016, the Company had approximately 295 employees, including Officers. During the year, the Company hires approximately 50 part-time and full-time temporary employees as grounds keepers, lifeguards, and for emergency repairs.

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

Available Information

Additional information about the Company can be found on the Company’s website which is located at www.umh.reit. Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”). The Company makes available, free of charge, on or through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can also read and copy any materials the Company files with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Global Financial Conditions

Disruptions in financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our securities. Since 2008, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. War in certain Middle Eastern countries, the slowing of the Chinese economy and the recent decline in petroleum prices, among other factors, have added to the uncertainty in the capital markets. Uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our investment strategy accordingly. These types of events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of the common stock, preferred stock or debt securities. The potential disruptions in the financial markets may have a material adverse effect on the market value of our securities, and the return we receive on our properties and investments, as well as other unknown adverse effects on us or the economy in general.

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

Other factors that may affect general economic conditions or local real estate conditions include:

●	the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

●	local real estate market conditions such as the oversupply of manufactured home sites or a reduction in demand for manufactured home sites in an area;

●	the number of repossessed homes in a particular market;

●	the lack of an established dealer network;

●	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

●	the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;

●	zoning or other regulatory restrictions;

●	competition from other available manufactured home communities and alternative forms of housing (such as apartment buildings and single-family homes);

●	our ability to provide adequate management, maintenance and insurance;

●	increased operating costs, including insurance premiums, real estate taxes and utilities; and

●	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

Our ability to sell manufactured homes may be affected by various factors, which may in turn adversely affect our profitability. S&F operates in the manufactured home market offering homes for sale to tenants and prospective tenants of our communities. The market for the sale of manufactured homes may be adversely affected by the following factors:

●	downturns in economic conditions which adversely impact the housing market;

●	an oversupply of, or a reduced demand for, manufactured homes;

●	the difficulty facing potential purchasers in obtaining affordable financing as a result of heightened lending criteria; and

●	an increase or decrease in the rate of manufactured home repossessions which provide aggressively priced competition to new manufactured home sales.

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

Licensing laws and compliance could affect our profitability. We are subject to the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), which requires that we obtain appropriate licenses pursuant to the Nationwide Mortgage Licensing System & Registry in each state where we conduct business. There are extensive federal and state requirements mandated by the SAFE Act and other laws pertaining to financing, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and there can be no assurance that we will obtain or renew our SAFE Act licenses, which could result in fees and penalties and have an adverse impact on our ability to continue with our home financing activities.

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

Of the ninety-eight manufactured home communities we currently operate, thirty-nine have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies. Currently, we are not subject to radon or asbestos monitoring requirements.

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

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected. We acquire and intend to continue to acquire manufactured home communities on a select basis. Our acquisition activities and their success are subject to the following risks:

●	we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including both publicly traded REITs and institutional investment funds;

●	even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;

●	even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

●	we may be unable to finance acquisitions on favorable terms;

●	acquired properties may fail to perform as expected;

●	acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

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

Financing Risks

We face risks generally associated with our debt. We finance a portion of our investments in properties and marketable securities through debt. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In addition, debt creates other risks, including:

●	rising interest rates on our variable rate debt;

●	failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

●	refinancing terms less favorable than the terms of existing debt; and

●	failure to meet required payments of principal and/or interest.

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

A change in the United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition. Fannie Mae and Freddie Mac are a major source of financing for the manufactured housing real estate sector. We depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying manufactured housing community loans. In February 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to our real estate sector or to us in particular. A final decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their acquisitions or guarantees of our mortgage loans, may adversely affect interest rates, capital availability and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional communities on favorable terms or at all.

We face risks associated with the financing of home sales to customers in our manufactured home communities. To produce new rental revenue and to upgrade our communities, we sell homes to customers in our communities at competitive prices and finance these home sales through S&F. We allow banks and outside finance companies the first opportunity to finance these sales. We are subject to the following risks in financing these homes:

●	the borrowers may default on these loans and not be able to make debt service payments or pay principal when due;
●	the default rates may be higher than we anticipate;
●	demand for consumer financing may not be as great as we anticipate or may decline;
●	the value of property securing the installment notes receivable may be less than the amounts owed; and
●	interest rates payable on the installment notes receivable may be lower than our cost of funds.

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

Risks Related to our Status as a REIT

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

Failure to make required distributions would subject us to additional tax. In order to qualify as a REIT, we must, among other requirements, distribute, each year, to our stockholders at least 90% of our taxable income, excluding net capital gains. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:

●	85% of our ordinary income for that year;
●	95% of our capital gain net earnings for that year; and
●	100% of our undistributed taxable income from prior years.

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

If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected. In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding net capital gain. For distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT level tax deduction, the distributions for REIT years beginning prior to January 1, 2015 must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in a REIT’s organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, for a REIT year beginning prior to January 1, 2015, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

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

Our earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, we invest in and own securities of other REITs, which we generally limit to no more than approximately 15% of our undepreciated assets. To the extent that the value of those investments declines or those investments do not provide a return, our earnings and cash flow could be adversely affected.

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

●

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

●

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

●

The request of stockholders entitled to cast at least a majority of all votes entitled to be cast at such meeting is necessary for stockholders to call a special meeting. We also require advance notice by common stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

●

Our Board of Directors may authorize and cause us to issue securities without shareholder approval. Under our charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine.

●

“Business combination” provisions that provide that, unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with our affiliated company MREIC, a Maryland corporation.

●

The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. As of December 31, 2015, the Company owns ninety-eight manufactured home communities containing approximately 17,800 developed sites. The rents collectible from the land ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2015. There is a long-term trend toward larger manufactured homes. Manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community.

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/15	Percentage	Developed	Acreage	Site at 12/31/15
Allentown	434	400	92%	76	-0-	$423
4912 Raleigh-Millington Road
Memphis, TN 38128

Auburn Estates	42	40	95%	13	-0-	$350
919 Hostetler Road
Orrville, OH 44667

Birchwood Farms	143	103	72%	28	-0-	$389
8057 Birchwood Drive
Birch Run, MI 48415

Broadmore Estates	390	282	72%	93	19	$391
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	136	80%	37	2	$381
89 Valley Drive
Berwick, PA 18603

Brookview Village	127	121	95%	45	29	$463
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Candlewick Court	211	130	62%	40	-0-	$440
1800 Candlewick Drive
Owosso, MI 48867

Carsons	131	114	87%	14	4	$351
649 North Franklin St. Lot 105
Chambersburg, PA 17201

Catalina	462	249	54%	75	26	$411
6501 Germantown Road
Middletown, OH 45042

Cedarcrest	283	275	97%	71	30	$571
1976 North East Avenue
Vineland, NJ 08360

Chambersburg I & II	99	82	83%	11	-0-	$354
5368 Philadelphia Ave Lot 34
Chambersburg, PA 17201

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/15	Percentage	Developed	Acreage	Site at 12/31/15
Chelsea	84	81	96%	12	-0-	$406
459 Chelsea Lane
Sayre, PA 18840

City View	58	49	84%	20	2	$283
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	114	98%	23	1	$359
60 N State Route 101
Tiffin, OH 44883

Collingwood	103	90	87%	20	-0-	$405
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	159	126	79%	31	1	$285
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	147	104	71%	36	28	$299
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	143	110	77%	27	-0-	$295
6605 State Route 5
Ravenna, OH 44266

Countryside Village	349	289	83%	89	63	$335
200 Early Road
Columbia, TN 38401

Cranberry Village	188	176	94%	36	-0-	$536
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	98	73	74%	19	-0-	$373
459 Chelsea Lane
Sayre, PA 18840

Cross Keys Village	132	103	78%	21	2	$397
259 Brown Swiss Circle
Duncansville, PA 16635

Dallas Mobile Home Community	144	124	86%	21	-0-	$262
1104 N 4th Street
Toronto, OH 43964

Deer Meadows	100	69	69%	22	8	$291
1291 Springfield Road
New Springfield, OH 44443

D & R Village	237	215	91%	44	-0-	$524
430 Route 146 Lot 65A
Clifton Park, NY 12065

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/15	Percentage	Developed	Acreage	Site at 12/31/15
Evergreen Estates	55	53	96%	10	3	$307
425 Medina Street
Lodi, OH 44254

Evergreen Manor	76	37	49%	7	-0-	$285
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	43	86%	10	4	$310
9249 State Route 44
Mantua, OH 44255

Fairview Manor	317	305	96%	66	132	$575
2110 Mays Landing Road
Millville, NJ 08332

Forest Creek	167	165	99%	37	-0-	$417
885 E. Mishawaka Road
Elkhart, IN 46517

Forest Park Village	252	216	86%	79	-0-	$471
102 Holly Drive
Cranberry Township, PA 16066

Frieden Manor	193	178	92%	42	22	$414
102 Frieden Manor
Schuylkill Haven, PA 17972

Green Acres	24	24	100%	6	-0-	$370
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	35	90%	9	-0-	$562
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	107	93%	19	-0-	$325
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	404	260	64%	79	-0-	$398
109 Main Street
Inkerman, PA 18640

Highland	246	221	90%	42	-0-	$351
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	318	305	96%	98	65	$499
60 Old Route 22
Kutztown, PA 19530

Hillside Estates	90	68	76%	29	21	$303
1033 Marguerite Lake Road
Greensburg, PA 15601

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/15	Percentage	Developed	Acreage	Site at 12/31/15
Holiday Village	266	259	97%	36	29	$449
201 Grizzard Avenue
Nashville, TN 37207

Holiday Village	326	225	69%	53	2	$422
1350 Co Road 3
Elkhart, IN 46514

Holly Acres Estates	139	135	97%	30	9	$328
7240 Holly Dale Drive
Erie, PA 16509

Hudson Estates	175	114	65%	19	-0-	$270
100 Keenan Road
Peninsula, OH 44264

Huntingdon Pointe	65	52	80%	42	7	$245
240 Tee Drive
Tarrs, PA 15688

Independence Park	96	61	64%	36	14	$333
355 Route 30
Clinton, PA 15026

Kinnebrook	227	194	85%	66	8	$522
351 State Route 17B
Monticello, NY 12701

Lake Sherman Village	237	198	84%	54	43	$393
7227 Beth Avenue, SW
Navarre, OH 44662

Laurel Woods	218	154	71%	43	-0-	$354
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	62	47	76%	13	-0-	$322
11563 Back Massillon Road
Orrville, OH 44667

Maple Manor	317	240	76%	71	-0-	$360
18 Williams Street
Taylor, PA 18517

Meadowood	125	106	85%	20	-0-	$355
9555 Struthers Road
New Middletown, OH 44442

Meadows	335	142	42%	61	-0-	$390
11 Meadows
Nappanee, IN 46550

Melrose Village	294	249	85%	71	-0-	$311
4400 Melrose Drive, Lot 301
Wooster, OH 44691

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/15	Percentage	Developed	Acreage	Site at 12/31/15
Melrose West	30	29	97%	27	3	$315
4455 Cleveland Road
Wooster, OH 44691

Memphis Blues*	156	-0-	0%	22	-0-	$-0-
3894 N. Thomas Street
Memphis, TN 38127

Monroe Valley	44	41	93%	11	-0-	$446
1 Sunflower Drive
Ephrata, PA 17522

Moosic Heights	147	129	88%	35	-0-	$365
118 1st Street
Avoca, PA 18641

Mountaintop	39	37	95%	11	2	$515
1 Sunflower Drive
Ephrata, PA 17522

Mountain View**	-0-	-0-	N/A	-0-	220	$-0-
Van Dyke Street
Coxsackie, NY 12501

Oak Ridge Estates	205	200	98%	40	-0-	$416
1201 Country Road 15 (Apt B)
Elkhart, IN 46514

Oakwood Lake Village	79	69	87%	40	-0-	$396
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	127	120	94%	15	-0-	$366
26875 Bagley Road
Olmsted Falls, OH 44138

Oxford Village	224	219	98%	59	3	$605
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village/Pine Manor	178	151	85%	50	30	$502
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	212	145	68%	38	-0-	$338
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	75	68%	21	9	$353
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	464	277	60%	101	-0-	$402
485 Patterson Lane
Belle Vernon, PA 15012

*	Community was closed due to an unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community.

**	We are currently seeking site plan approvals for 253 sites for this property.

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/15	Percentage	Developed	Acreage	Site at 12/31/15
River Valley Estates	232	157	68%	60	-0-	$334
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	91	80	88%	30	2	$330
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	67	46	69%	17	66	$385
1198 Rostraver Road
Belle Vernon, PA 15012

Sandy Valley Estates	364	245	67%	102	10	$372
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	213	204	96%	25	-0-	$424
1508 Dickerson Road #L1
Nashville, TN 37207

Somerset Estates/Whispering Pines	252	189	75%	74	24	$332/$442
1873 Husband Road
Somerset, PA 15501

Southern Terrace	118	117	99%	26	4	$302
1229 State Route 164
Columbiana, OH 44408

Southwind Village*	250	239	96%	36	-0-	$395-$740
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	148	112	76%	37	24	$348
7140-29 Selby Road
Athens, OH 45701

Suburban Estates	200	187	94%	36	-0-	$352
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	104	74%	25	2	$301
3305 Summit Road
Ravenna, OH 44266

Sunny Acres	207	190	92%	55	2	$348
272 Nicole Lane
Somerset, PA 15501

Sunnyside	71	59	83%	8	-0-	$614
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	129	121	94%	32	-0-	$476
512 Hillcrest Road
Goodlettsville, TN 37072

*       Community subject to local rent control laws.

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/15	Percentage	Developed	Acreage	Site at 12/31/15
Twin Oaks I & II	140	134	96%	21	-0-	$417
27216 Cook Road Lot 1-A
Olmsted Township, OH 44138

Twin Pines	238	201	84%	48	2	$389
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	75	58	77%	13	16	$317
32 Valley High Lane
Ruffs Dale, PA 15679

Valley Hills	271	209	77%	66	67	$294
4364 Sandy Lake Road
Ravenna, OH 44266

Valley Stream	162	103	64%	37	5	$295
60 Valley Stream
Mountaintop, PA 18707

Valley View I	104	98	94%	19	-0-	$452
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	44	43	98%	7	-0-	$469
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Danboro	233	220	94%	31	-0-	$621
1081 North Easton Road
Doylestown, PA 18902

Valley View – Honey Brook	147	132	90%	28	12	$550
1 Mark Lane
Honey Brook, PA 19344

Voyager Estates	259	156	60%	72	19	$326
4002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	198	155	78%	35	-0-	$498
3450 Howard Road Lot 21
Hamburg, NY 14075

Weatherly Estates	270	265	98%	41	-0-	$426
271 Weatherly Drive
Lebanon, TN 37087

Woodland Manor	148	72	49%	77	-0-	$347
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village*	156	140	90%	14	-0-	$584-$665
265 Route 35
Eatontown, NJ 07724

*       Community subject to local rent control laws.

	Number of	Sites					Approximate
	Developed	Occupied	Occupancy		Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/15	Percentage		Developed	Acreage	Site at 12/31/15
Woods Edge	598	303	51%		151	50	$369
1670 East 650 North
West Lafayette, IN 47906

Wood Valley	160	79	49%		31	56	$322
2 West Street
Caledonia, OH 43314

Worthington Arms	224	196	88%		36	-0-	$495
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	90	59	66%		14	59	$337
999 Balmer Road
Youngstown, NY 14174

Total	17,793	14,013	79%	(1)	3,847	1,261	$411 (2)

*        Community subject to local rent control laws.

(1)        Does not include vacant sites at Memphis Blues.

(2)        Weighted average monthly rent per site.

In connection with the operation of its communities, approximately 20% of its developed sites operate as rental units consisting of approximately 3,700 developed sites. These rental units are homes owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income on both the home and the site which might otherwise be non-income producing. The Company sells the rental homes when the opportunity arises.

The Company also has approximately 1,300 additional sites in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates approximately $578,000,000 (at original cost) in manufactured home properties. These consist of ninety-eight separate manufactured home communities and related improvements. No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Woods Edge with 598 developed sites, Port Royal Village with 464 developed sites, Catalina with 462 developed sites, Allentown with 434 developed sites, Heather Highlands with 404 developed sites, Broadmore Estates with 390 developed sites, Sandy Valley Estates with 364 developed sites, Countryside Village with 349 developed sites, Meadows with 335 developed sites, Holiday Village- IN with 326 developed sites, Highland Estates with 318 developed sites, Fairview Manor with 317 developed sites, and Maple Manor with 317 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from the years 2016 to 2025. Interest rates vary from fixed rates ranging from 3.71% to 12.75% and variable rates of Prime plus 1.0% and LIBOR plus 3.0%. The weighted-average interest rate on our mortgages was approximately 4.5% at December 31, 2015. The aggregate balances of these mortgages total $286,637,096 at December 31, 2015. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Item 3 – Legal Proceedings

The Company is subject to claims and litigation in the ordinary course of business. For additional information about legal proceedings, see Part IV, Item 15(a)(1)(vi), Note 12 of the Notes to Consolidated Financial Statements – Commitments, Contingencies and Legal Matters.

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since March 2, 2012, the Company’s common and preferred shares are traded on the New York Stock Exchange (“NYSE”), under the symbol “UMH”. Previously, the Company’s common and preferred shares were traded on the NYSE Amex. The per share range of high and low quotes for the Company’s common stock and distributions paid to common shareholders for each quarter of the last two years are as follows:

	2015			2014
	High	Low	Distribution	High	Low	Distribution
First Quarter	$10.40	$9.27	$0.18	$9.95	$9.01	$0.18
Second Quarter	10.64	9.39	0.18	10.11	9.57	0.18
Third Quarter	10.09	9.01	0.18	10.41	9.31	0.18
Fourth Quarter	10.55	9.25	0.18	10.11	9.01	0.18
			$0.72			$0.72

On February 29, 2016, the closing price of the Company’s stock was $9.39.

As of February 29, 2016, there were approximately 1,021 registered shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2015 and 2014, total distributions paid by the Company for common stock amounted to $18,747,120 or $0.72 per share ($0.72 as a return of capital) and $16,285,828 or $0.72 per share ($0.01114 taxed as ordinary income, $0.00265 taxed as capital gains and $0.70621 as a return of capital), respectively.

We have historically paid regular quarterly distributions to holders of our common stock. In addition, we are obligated to make distributions to holders of shares of Series A and Series B Preferred Stock. It is the Company’s intention to continue making comparable quarterly distributions to holders of our common stock. On January 20, 2016, the Board of Directors declared a cash dividend of $0.18 per share to be paid on March 15, 2016 to common shareholders of record as of the close of business on February 16, 2016. Future dividend policy is dependent on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

For the year ended December 31, 2015, total distributions paid by the Company for our Series A Preferred Stock amounted to $7,556,588 or $2.0625 per share ($1.36264 taxed as ordinary income, $0.03439 taxed as capital gains and $0.66547 taxed as return of capital). For the year ended December 31, 2014, total distributions paid by the Company for our Series A Preferred Stock amounted to $7,556,588 or $2.0625 per share ($1.66551 taxed as ordinary income and $0.39699 taxed as capital gains).

On January 20, 2016, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2015 through February 29, 2016, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 15, 2016 to preferred shareholders of record as of the close of business on February 16, 2016. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

During the fourth quarter of 2015, the Company issued shares of Series B Preferred Stock, a new series, and will begin making distributions on the Series B Preferred Stock in 2016. On January 20, 2016, the Board of Directors declared an initial dividend of $0.72466 for the period from October 20, 2015 through February 29, 2016, on the 8.0% Series B Cumulative Redeemable Preferred Stock payable March 15, 2016, to shareholders of record as of the close of business on February 16, 2016. Series B preferred share dividends are cumulative and payable quarterly at an annual rate of $2.00 per share.

Issuer Purchases of Equity Securities

On January 20, 2016, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The Repurchase Program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the Repurchase Program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. There have been no purchases under the Repurchase Program to date.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 13, 2013, the shareholders approved and ratified the Company's 2013 Stock Option and Stock Award Plan (the “2013 Plan”) authorizing the grant to officers and key employees of options to purchase up to 3,000,000 shares of common stock. The 2013 Plan replaced the Company's 2003 Stock Option and Award Plan, as amended, which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired. See Note 6 of the Notes to the Consolidated Financial Statements for a description of the plans. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Matters for a table of beneficial ownership of the Company’s common stock.

The following table summarizes information, as of December 31, 2015, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-average	for Future Issuance
	Exercise of	Exercise Price of	under Equity
	Outstanding Options,	Outstanding	Compensation Plans
	Warrants and Rights	Options, Warrants	(excluding Securities
Plan Category	(a)	and Rights	reflected in column (a))
Equity Compensation Plans
Approved by Security Holders	1,560,500	$9.92	1,823,000
Equity Compensation Plans not
Approved by Security Holders	N/A	N/A	N/A
Total	1,560,500	$9.92	1,823,000

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five years to the FTSE NAREIT All REITs Index published by the National Association of Real Estate Investment Trusts (“NAREIT”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on December 31, 2010 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2015. The historical financial data has been derived from our historical financial statements. This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	2015	2014	2013	2012	2011
Operating Data:
Rental and Related Income	$74,762,548	$63,886,010	$53,477,893	$38,012,231	$32,990,219
Sales of Manufactured Homes	6,754,123	7,545,923	8,727,214	8,815,533	6,323,135
Total Income	81,516,671	71,431,933	62,205,107	46,827,764	39,313,354
Community Operating Expenses	37,049,462	33,592,327	29,140,920	20,564,286	17,758,332
Community NOI	37,713,086	30,293,683	24,336,973	17,447,945	15,231,887
Loss Relating to Flood	-0-	-0-	-0-	-0-	984,701
Total Expenses	72,076,546	64,521,158	58,009,654	44,214,508	36,797,740
Interest Income	1,819,567	2,098,974	2,186,387	2,027,969	1,991,180
Dividend Income	4,399,181	4,065,986	3,481,514	3,243,592	2,512,057
Gain on Securities Transactions, net	204,230	1,542,589	4,055,812	4,092,585	2,692,649
Interest Expense	13,245,429	10,194,472	7,849,835	5,803,172	5,744,567
Net Income	2,144,205	4,237,803	5,836,823	6,474,057	3,696,263
Net Income (Loss) Attributable to
Common Shareholders	(6,122,993)	(3,318,785)	(1,719,765)	1,749,339	2,039,497
Net Income Per Share
Basic and Diluted	0.08	0.19	0.31	0.40	0.25
Net Income (Loss) Attributable to
Common Shareholders Per Share
Basic and Diluted	(0.24)	(0.15)	(0.09)	0.11	0.14

Cash Flow Data:

Net Cash Provided (Used) by:
Operating Activities	$25,708,212	$24,326,461	$11,238,088	$9,087,749	$8,410,892
Investing Activities	(148,674,626)	(56,033,767)	(110,365,339)	(66,985,675)	(39,765,028)
Financing Activities	121,419,519	32,174,955	95,706,570	60,135,727	34,491,139

Balance Sheet Data:

Total Investment Property	$577,709,074	$448,164,459	$365,824,412	$253,490,055	$191,252,542
Total Assets	604,028,981	478,268,976	407,979,974	300,281,215	223,944,536
Mortgages Payable	286,637,096	182,670,854	160,639,944	108,871,352	90,282,010
Series A 8.25% Cumulative
Redeemable Preferred Stock	91,595,000	91,595,000	91,595,000	91,595,000	33,470,000
Series B 8.0% Cumulative
Redeemable Preferred Stock	45,030,000	-0-	-0-	-0-	-0-
Total Shareholders’ Equity	246,238,425	208,827,105	190,585,737	174,985,248	105,877,205

Other Information:

Average Number of Shares Outstanding
Basic	25,932,626	22,496,103	18,724,321	16,197,339	14,506,679
Diluted	25,972,807	22,539,708	18,789,662	16,260,225	14,562,018
Funds from Operations (1)	$12,834,786	$11,837,322	$9,943,156	$9,147,978	$7,972,962
Core Funds from Operations (1)	$14,267,036	$12,320,844	$11,398,698	$10,010,147	$8,233,425
Normalized Funds from Operations (1)	$14,187,806	$10,778,255	$7,342,886	$5,917,562	$6,525,477
Cash Dividends Per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72

(1)	Refer to Item 7 contained in this Form 10-K for information regarding the presentation of funds from operations, core funds from operations and normalized funds from operations and for a reconciliation of these non-GAAP financial measures to net income.

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

●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain rental rates and occupancy levels;
●	changes in market rates of interest;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●

our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a REIT for federal income tax purposes; and
●	those risks and uncertainties referenced under the heading "Risk Factors" contained in this Form 10-K and the Company's filings with the Securities and Exchange Commission.

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

2015 Accomplishments

●	Acquired 10 communities containing approximately 2,800 home sites for a total of $81,217,000. This represents an 18% increase in developed sites compared to December 31, 2014;
●	Increased Community NOI by 24.5%;
●	Increased same property Community NOI by 17.2%;
●	Increased same property occupancy from 83.2% to 83.9%;
●	Increased year over year Normalized FFO per share by 14.6%;
●	Decreased our Operating Expense Ratio from 52.6% to 49.6%;
●	Raised approximately $25 million in common equity capital through our Dividend Reinvestment and Stock Purchase Plan;
●

Issued 1,801,200 shares of its new 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement, with net proceeds of approximately $43 million after deducting offering related expenses;

●	Financed/refinanced 21 communities for a total of $139 million, reducing our weighted average interest rate from 4.8% to 4.5% and increasing our weighted average maturity from 5.3 years to 7.1 years;
●	Increased our rental home portfolio by 1,100 homes, representing an increase of 42% to 3,700 total rental homes; and
●	Increased rental home occupancy from 91.5% to 92.9%.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

The Company is a self-administered, self-managed, REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on an annual or month-to-month basis to residential manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, S&F, sells and finances homes to residents and prospective residents of our communities.

Our communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica shale regions. During the year ended December 31, 2015, we have purchased ten manufactured home communities with four located in Pennsylvania, three located in Indiana, two located in Ohio and one located in Michigan, for an aggregate purchase price of $81,217,000. These acquisitions added approximately 2,800 developed sites to our portfolio, bringing our total to ninety-eight communities containing approximately 17,800 developed sites. This represents an 18% increase in developed sites.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities. Income also includes sales of manufactured homes. In 2015, total income has increased 14% from the prior year and Community NOI has increased 24% from the prior year, primarily due to the acquisitions in 2014 and 2015. Due to the acquisition of approximately 2,800 sites at a weighted-average occupancy rate of 64%, overall occupancy has decreased from 82.3% at December 31, 2014 to 79.5% at December 31, 2015. Same property occupancy has increased from 83.2% at December 31, 2014 to 83.9% at December 31, 2015. Our sales operations have continued to be affected by the limited ability of homebuyers to qualify for loans to purchase homes. As a result of continued increases in single-family conventional home prices and apartment rental rates, our property type offers substantial comparative value that should result in increased demand. Additionally, the Company anticipates that as national home sales of first time home buyers and purchasers of retirement homes improve, our sales operations will return to profitability.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see increased demand for rental homes. During 2015, we added a net of approximately 1,100 rental units to selected communities, including approximately 400 rental units acquired with fiscal 2015 community acquisitions. Occupied rental units represent approximately 24.7% of total occupied sites. Occupancy in rental homes continues to be strong and is at 92.9% as of December 31, 2015. We compare favorably with other types of rental housing, including apartments, and we will add additional rental homes, as demand dictates.

Revenues also include interest and dividend income and net realized gain on securities transactions. The Company holds a portfolio of marketable securities of other REITs with a fair value of $75,011,260 at December 31, 2015. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company invests in these REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. As of December 31, 2015, the Company has borrowings of $15,766,573 under its margin line at 2.0% interest. As of December 31, 2015, the Company’s portfolio consisted of 19% REIT preferred stocks and 81% REIT common stocks. The Company’s weighted-average yield on the securities portfolio was approximately 7.7% at December 31, 2015. The Company realized a net gain of $204,230 on sale of securities transactions in 2015 as compared to a net gain of $1,542,589 during 2014. At December 31, 2015, the Company had unrealized losses of $2,055,027 in its REIT securities portfolio. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities for investment on a long-term basis.

The Company continues to strengthen its balance sheet. During 2015, the Company raised approximately $25 million in new capital through the DRIP. The Company also issued 1,801,200 shares of its new 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement, with net proceeds of approximately $43 million after deducting offering related expenses. This capital was used to purchase communities, purchase rental homes and pay down certain loans and mortgages and for other general corporate purposes. As a result of this sale of preferred stock, it is anticipated that fewer new common shares will be issued and sold under our DRIP in 2016.

Over the past several years, we have taken advantage of historically low long-term mortgage rates and have been financing and refinancing our communities. The weighted average interest rate on our mortgage debt is now 4.5% at December 31, 2015, with a weighted-average maturity of 7.1 years.

At December 31, 2015, the Company had approximately $6.5 million in cash and cash equivalents and $20 million available on our credit facility, with an additional $15 million potentially available pursuant to an accordion feature. We also had $10.4 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory. In addition, we held approximately $75.0 million in marketable REIT securities encumbered by $15.8 million in margin loans. In general, the Company may borrow up to 50% of the value of the marketable securities.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then making physical improvements, including adding rental homes onto otherwise vacant sites. In 2014 and 2015, we have added a total of twenty-four manufactured home communities to our portfolio, encompassing approximately 4,400 developed sites. These manufactured home communities were acquired with an average occupancy rate of 68%. The Company will utilize the rental home program to increase occupancy rates and improve operating results at these communities. These manufactured home communities were acquired with an average occupancy rate of 68%. The Company will utilize the rental home program to increase occupancy rates and improve operating results at these communities. We have been positioning ourselves for future growth and will continue to seek opportunistic investments in 2016. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties. Transaction costs, such as legal, valuation, and other professional fees related to acquisitions are expensed as incurred.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions

						Occupancy
	Date of		Number	Purchase	Number	at
Community	Acquisition	State	of Sites	Price	of Acres	Acquisition
Acquisitions in 2015

Holly Acres Estates	January 21, 2015	PA	141	$3,800,000	40	96%

Voyager Estates and
Huntingdon Pointe	April 23, 2015	PA	324	5,300,000	141	63%

Valley Stream	May 27, 2015	PA	158	3,517,000	43	64%

Candlewick Court,
Catalina and		OH,
Worthington Arms	August 19, 2015	MI	897	32,500,000	177	69%

Holiday Village, The
Meadows and Woods
Edge	October 16, 2015	IN	1,254	36,100,000	316	56%

Total 2015			2,774	$81,217,000	717	64%

Acquisitions in 2014

Hudson Estates,
Summit Estates,
Valley Hills,
Countryside Estates,
Deer Meadows,
Evergreen Estates,
Evergreen Manor and
Evergreen Village	March 13, 2014	OH	1,018	$24,950,000	269	70%

Hillside Estates,
Independence Park,
Rostraver Estates and
Valley High	July 14, 2014	PA	336	12,200,000	239	84%

Dallas and Hayden
Heights	July 28, 2014	OH	258	5,400,000	39	91%

Total 2014			1,612	$42,550,000	547	76%

Results of Operations

2015 vs. 2014

Rental and related income increased from $63,886,010 for the year ended December 31, 2014 to $74,762,548 for the year ended December 31, 2015, or 17%. This increase was due to the acquisitions during 2014 and 2015, as well as an increase in rental rates, same property occupancy and rental homes. The Company has been raising rental rates by approximately 2% to 6% annually at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Due to the acquisition of approximately 2,800 sites at a weighted-average occupancy rate of 64%, overall occupancy has decreased from 82.3% at December 31, 2014 to 79.5% at December 31, 2015. The overall occupancy rate is exclusive of 156 vacant sites at Memphis Blues caused by the 2011 flood. Same property occupancy has increased from 83.2% at December 31, 2014 to 83.9% at December 31, 2015. In the current environment, the demand for rental homes is high. As of December 31, 2015, we had approximately 3,700 rental homes with an occupancy of 92.9%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates. Vacant sites allow for future revenue growth.

Sales of manufactured homes decreased from $7,545,923 for the year ended December 31, 2014 to $6,754,123 for the year ended December 31, 2015, or 10%. The total number of homes sold was 134 homes in 2014 and 135 homes in 2015. There were 69 new homes sold in 2014 as compared to 65 in 2015. The Company’s average sales price was $56,313 and $50,031 for the year ended December 31, 2014 and 2015, respectively. Cost of sales of manufactured homes decreased from $5,832,540 for the year ended December 31, 2014 to $5,058,350 for the year ended December 31, 2015, or 13%. Selling expenses decreased from $2,983,376 for the year ended December 31, 2014 to $2,788,360 for the year ended December 31, 2015, or 7%. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) remained relatively stable at $1,881,936 for the year ended December 31, 2014 and $1,851,780 for the year ended December 31, 2015. The losses on sales include selling expenses of approximately $2.8 million for the year ended December 31, 2015. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Sales of manufactured homes have not yet returned to pre-recession levels. The U.S. homeownership rate fell to 63.8% in the fourth quarter of 2015, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. Although, the conventional single-family housing market is gradually strengthening, the inability of our customers to sell their current homes, limited wage growth and new licensing laws and government regulations, including the SAFE Act and the Dodd–Frank Act, have all negatively impacted our sales. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

Community operating expenses increased from $33,592,327 for the year ended December 31, 2014 to $37,049,462 for the year ended December 31, 2015, or 10%. This increase was due to the acquisitions during 2014 and 2015. Additionally, the Company incurred additional non-recurring expenses relating to our acquisitions and to the one-time final settlement of a lawsuit relating to a 2010 flood in our Memphis Blues community of $125,000.

Community NOI increased from $30,293,683 for the year ended December 31, 2014 to $37,713,086 for the year ended December 31, 2015, or 24%. This increase was primarily due to the acquisitions during 2014 and 2015 and an increase in rental rates, occupancy and rental homes. The Company has also been reducing its Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income). The Operating Expense Ratio decreased from 52.6% for the year ended December 31, 2014 to 49.6% for the year ended December 31, 2015, a decrease of 300 basis points. Many acquisitions have deferred maintenance requiring higher than normal expenditures in the first two years of ownership. Because most of the community expenses are fixed costs, as occupancy rates continue to increase, these expense ratios will continue to improve. Because of the Company’s ability to adjust its rental rates at least annually, inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

General and Administrative Expenses increased from $6,465,973 for the year ended December 31, 2014 to $7,345,644 for the year ended December 31, 2015, or 14%. This increase was primarily due to an increase in office space and personnel costs.

Acquisition costs, relating to the transaction, due diligence and other related costs associated with the acquisitions of communities, increased from $483,522 for the year ended December 31, 2014 to $957,219 for the year ended December 31, 2015, or 98%. This increase was due to the increase in acquisitions in 2015 with an aggregate purchase price of $81,217,000 as compared to 2014 with an aggregate purchase price of $42,550,000.

Depreciation expense increased from $15,163,420 for the year ended December 31, 2014 to $18,877,511 for the year ended December 31, 2015, or 24%. This increase was primarily due to the acquisitions and increase in rental homes during 2014 and 2015.

Interest income decreased from $2,098,974 for the year ended December 31, 2014 to $1,819,567 for the year ended December 31, 2015, or 13%. This decrease was primarily due to a decrease in the average balance of notes receivable from $22.2 million for the year ended December 31, 2014 to $19.5 million for the year ended December 31, 2015.

Dividend income increased from $4,065,986 for the year ended December 31, 2014 to $4,399,181 for the year ended December 31, 2015, or 8%. This increase was due to an increase in the average balance of securities from $61,405,452 for the year ended December 31, 2014 to $69,283,611 for the year ended December 31, 2015 and from the increase in the Company’s weighted-average yield on the securities portfolio which was approximately 6.1% and 7.7% as of December 31, 2014 and 2015, respectively.

Realized gain on sale of securities transactions, net consists of the following:

	Year Ended December 31,
	2015	2014
Gross realized gains	$208,200	$1,555,656
Gross realized losses	(3,970)	(13,067)

Total Realized Gain on Sale of Securities Transactions, net	$204,230	$1,542,589

The Company had an accumulated net unrealized loss on its securities portfolio of $2,055,026 as of December 31, 2015.

Other income remained relatively stable for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Interest expense increased from $10,194,472 for the year ended December 31, 2014 to $13,245,429 for the year ended December 31, 2015, or 30%. This increase was primarily due to the new mortgage loans for the community acquisitions as well as additional community financings/refinancings in 2015. During the year, we obtained 21 new mortgage loans totaling $139 million. The average balance of mortgages payable was approximately $235 million during 2015 as compared to approximately $172 million during 2014. The increase in interest expense was partially offset by the decrease in the weighted-average interest rate on its mortgages which was 4.5% at December 31, 2015 as compared to 4.8% at December 31, 2014.

Amortization of financing costs increased from $522,250 for the year ended December 31, 2014 to $829,017 for the year ended December 31, 2015, or 59%. This increase was primarily due to the writeoff of unamortized deferred financing costs of $231,590 associated with the early extinguishment of debt as well as costs associated with the new/assumed mortgages in 2014 and 2015.

2014 vs. 2013

Rental and related income increased from $53,477,893 for the year ended December 31, 2013 to $63,886,010 for the year ended December 31, 2014, or 19%. This increase was due to the acquisitions during 2013 and 2014, and an increase in rental rates, occupancy and rental homes.

The Company has been raising rental rates by approximately 2% to 6% annually at certain communities. Other communities received no increases. Occupancy, as well as the ability to increase rental rates, directly affects revenues. Exclusive of the vacant sites at Memphis Blues, the Company’s occupancy rate has increased from 81.5% at December 31, 2013 to 82.3% at December 31, 2014. Same store occupancy has increased from 81.5% at December 31, 2013 to 83.2% at December 31, 2014. Some of the Company’s vacant sites resulted from expansions completed before the downturn in the economy. The Company continues to evaluate further expansion at selected communities in order to increase the number of available sites, obtain efficiencies and generate increased revenues. In the current environment, the demand for rental homes is high. As of December 31, 2014, we had approximately 2,600 rental homes with an occupancy of 91.5%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates.

Sales of manufactured homes decreased from $8,727,214 for the year ended December 31, 2013 to $7,545,923 for the year ended December 31, 2014, or 14%. The number of homes sold decreased from 164 homes in 2013 to 134 homes in 2014. There were 69 new homes sold in 2014 as compared to 96 in 2013. Cost of sales of manufactured homes decreased from $7,204,410 for the year ended December 31, 2013 to $5,832,540 for the year ended December 31, 2014, or 19%. Selling expenses increased from $1,985,834 for the year ended December 31, 2013 to $2,983,376 for the year ended December 31, 2014, or 50%. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) increased from $640,019 for the year ended December 31, 2013 to $1,881,936 for the year ended December 31, 2014. The losses on sales include selling expenses of approximately $3.0 million for the year ended December 31, 2014. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Selling expenses in 2014 also include additional costs associated with the opening of sales lots. Adverse conditions have continued to slow the manufactured housing industry and the broader housing market in the U.S. The inability of our customers to sell their current homes, limited wage growth new licensing laws, including the SAFE Act and the Dodd-Frank Act, have all negatively impacted our sales. However, the Company is optimistic about future sales and rental prospects given the fundamental need for housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities. Because of the Company’s ability to adjust prices at least annually, inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

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

Community NOI increased from $24,336,973 for the year ended December 31, 2013 to $30,293,683 for the year ended December 31, 2014, or 24%. This increase was due to the acquisitions during 2013 and 2014, and an increase in rental rates, occupancy and rental homes.

Liquidity and Capital Resources

The Company operates as a REIT deriving its income primarily from real estate rental operations. The Company’s principal liquidity demands have historically been, and are expected to continue to be, distribution requirements, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured homes, investment in debt and equity securities of other REITs, financing of manufactured home sales and payments of expenses relating to real estate operations. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, financing and refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, and access to the capital markets.

The Company has a DRIP in which participants can purchase stock from the Company at a price of approximately 95% of market. During 2015, amounts received, including dividends reinvested of $2,006,287, totaled $24,599,818. The Company also issued 1,801,200 shares of its new 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement, with net proceeds of approximately $43 million after deducting offering related expenses. As a result of this sale of preferred stock, it is anticipated that fewer new common shares will be issued and sold under our DRIP in 2016.

During 2015, the Company distributed to our common shareholders a total of $18,747,120, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2016 will be comparable to 2015. In addition, the Company also paid $7,556,588 in preferred dividends.

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

The Company has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $10,000,000 revolving line of credit for the financing of homes, of which all was utilized at December 31, 2015, and revolving credit facilities totaling $22,500,000 to finance inventory purchases, of which $12,112,039 was utilized at December 31, 2015. We also have $20,000,000 available on our credit facility, with an additional $15,000,000 potentially available pursuant to an accordion feature.

As of December 31, 2015, the Company had $6,535,897 of cash and cash equivalents and securities available for sale of $75,011,260 encumbered by $15,766,573 in margin loans. At December 31, 2015, the Company owns ninety-eight communities of which twenty-three are unencumbered. Subsequent to year-end, the Company completed the financing of one community (See Note 15 of the Notes to Consolidated Financial Statements). As of December 31, 2015, we have one mortgage with a balance of approximately $8.6 million due in 2016. On February 25, 2016, this Credit Facility was extended to March 29, 2017. The Company’s marketable securities and non-mortgaged properties provide us with additional liquidity. The Company believes that cash on hand, funds generated from operations, the DRIP and capital market, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2015, total investment property increased 29% or $129,544,615. The Company made acquisitions of ten manufactured home communities totaling 2,774 developed sites at an aggregate purchase price of $81,217,000. These acquisitions were funded through new mortgages, the use of our unsecured credit facility and the issuance of preferred stock. See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 5 of the Notes to Consolidated Financial Statements for related debt transactions. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of common or preferred stock. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in rental homes and as of December 31, 2015 the Company owns approximately 3,700 rental homes making up approximately 20% of our sites. During 2015, rental homes increased by $42,988,766. The Company added approximately 1,100 net rental homes to selected communities, including approximately 400 acquired with fiscal 2015 community acquisitions. The Company actively markets these rental homes for sale to existing residents. The Company estimates that in 2016 it will purchase approximately 700 manufactured homes to use as rental units for a total cost of approximately $28,000,000. Rental home rates on new homes range from $700-$1,200 per month, including lot rent, depending on size, location and market conditions.

Additionally, the Company invests in marketable debt and equity securities of other REITs. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. The securities portfolio increased 18% or $11,455,299 primarily due to purchases of $23,019,035, partially offset by sales of securities with a cost of $4,428,789 and a change in the unrealized gain (loss) of $7,134,947. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. At December 31, 2015, $15,766,573 was outstanding on the margin loan at a 2.0% interest rate.

Net cash provided by operating activities amounted to $25,708,212, $24,326,461 and $11,238,088 for the years ended December 31, 2015, 2014 and 2013, respectively. These increases were primarily due to the increase in income from operations generated from the acquisitions and the increased rental homes.

Net cash used by investing activities amounted to $148,674,626, $56,033,767 and $110,365,339 for the years ended December 31, 2015, 2014 and 2013, respectively. Cash flows used by investing activities in 2015 increased as compared to 2014 primarily due to purchasing more manufactured home communities and securities available for sale in 2015 as compared to 2014. Cash flows used by investing activities in 2014 decreased as compared to 2013 primarily due to purchasing fewer manufactured home communities and securities available for sale in 2014 as compared to 2013.

Net cash provided by financing activities amounted to $121,419,519, $32,174,955 and $95,706,570 for the years ended December 31, 2015, 2014 and 2013, respectively. Cash flows provided by financing activities in 2015 increased as compared to 2014 primarily due to new mortgages in 2015 for the purchase of manufactured home communities, in addition to the proceeds from our 8.00% Series B Preferred Offering. Cash flows provided by financing activities in 2014 decreased as compared to 2013 primarily due to new mortgages in 2013 for the purchase of manufactured home communities.

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

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions and rental home purchases, the Company is budgeting approximately $12 million in capital improvements for 2016.

The Company’s significant commitments and contractual obligations relate to its mortgages and loans payable, retirement benefits, and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has 1,261 acres of undeveloped land which it could develop over the next several years. The Company continues to analyze the best use of its vacant land.

As of December 31, 2015, the Company had total assets of $604,028,981 and total liabilities of $357,790,556. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2015:

		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Mortgages Payable	$286,637,096	$14,879,151	$48,343,506	$23,304,911	$200,109,528
Interest on Mortgages Payable	78,726,366	12,554,311	20,987,218	18,910,784	26,274,053
Loans Payable	57,986,503	12,258,341	25,304,929	4,305,919	16,117,314
Interest on Loans Payable	5,149,386	2,156,014	1,590,140	1,035,573	367,659
Operating Lease Obligations	1,142,000	178,800	357,600	360,800	244,800
Retirement Benefits	500,000	50,000	-0-	-0-	450,000

Total	$430,141,351	$42,076,617	$96,583,393	$47,917,987	$243,563,354

Mortgages payable represents the principal amounts outstanding based on scheduled payments. The interest rates on these mortgages vary from fixed rates ranging from 3.71% to 12.75% and variable rates of Prime plus 1.0% to LIBOR plus 3.0%. The weighted-average interest rate was approximately 4.5% at December 31, 2015.

Loans payable represents $15,000,000 outstanding on the Company’s unsecured line of credit with an interest rate ranging from LIBOR plus 2.0% to 2.75% or Prime plus 1.0% to 1.75%, based on the Company’s overall leverage (interest rate of 2.80% as of December 31, 2015), $15,766,573 outstanding on its margin line with an interest rate of 2.0% at December 31, 2015, $12,112,039 outstanding on the Company’s revolving credit agreements to finance inventory with interest rates ranging from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 6.5% as of December 31, 2015), $671,717 loans outstanding for the finance of rental homes with an interest rate of 6.99% at December 31, 2015, $4,000,000 outstanding on its commercial term loan with an interest rate of 4.625% at December 31, 2015, $10,000,000 outstanding on the Company’s revolving line of credit secured by eligible notes receivables with an interest rate of prime plus 50 basis points (interest rate of 4.0% as of December 31, 2015), and $436,174 outstanding on its automotive loans with a weighted average interest rate of 3.61%.

Operating lease obligations represent a lease, with a related party, for the Company’s corporate offices. On May 1, 2015, the Company renewed this lease for additional space and for an additional seven-year term with monthly lease payments of $14,900 through April 30, 2020 and $15,300 through April 30, 2022. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.

Retirement benefits of $500,000 represent the total future amount to be paid, on an undiscounted basis, relating to the Company’s Founder and Chairman. These benefits are based upon his specific employment agreement. The agreement does not require the Company to separately fund the obligation and therefore will be paid from the general assets of the Company. The Company has accrued these benefits on a present value basis over the term of the agreement (See Note 8 of the Notes to Consolidated Financial Statements).

Supplemental Measures

In addition to the results reported in accordance with GAAP, management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies, and Community Net Operating Income (“Community NOI”), Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Normalized Funds from Operations (“Normalized FFO”).

We define Community NOI as rental and related income less community operating expenses such as real estate taxes, repairs and maintenance, community salaries, utilities, insurance and other expenses. We believe that Community NOI is helpful to investors and analysts as a direct measure of the actual operating results of our manufactured home communities, rather than our Company overall. Community NOI should not be considered a substitute for the reported results prepared in accordance with GAAP. Community NOI should not be considered as an alternative to net income (loss) as an indicator of our financial performance, or to cash flows as a measure of liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions.

The Company’s Community NOI for the years ended 2015, 2014 and 2013 is calculated as follows:

	2015	2014	2013
Rental and related income	$74,762,548	$63,886,010	$53,477,893
Less Other Community Operating Expense	(37,049,462)	(33,592,327)	(29,140,920)

Community NOI	$37,713,086	$30,293,683	$24,336,973

We also assess and measure our overall operating results based upon an industry performance measure referred to as FFO, which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by NAREIT, represents net income (loss) attributable to common shareholders, as defined by GAAP, excluding extraordinary items, as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Core FFO as FFO plus acquisition costs and costs of early extinguishment of debt. We define Normalized FFO as Core FFO excluding gains and losses realized on securities investments and certain non-recurring charges. FFO, Core FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO, Core FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO, Core FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO, Core FFO and Normalized FFO (i) do not represent Cash Flow from Operations as defined by GAAP; (ii) should not be considered as an alternative to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity. FFO, Core FFO and Normalized FFO, as calculated by the Company, may not be comparable to similarly titled measures reported by other REITs.

The Company’s FFO, Core FFO and Normalized FFO are calculated as follows:

	2015	2014	2013	2012	2011
Net Income (Loss) Attributable
to Common Shareholders	$(6,122,993)	$(3,318,785)	$(1,719,765)	$1,749,339	$2,039,497
Add: Depreciation Expense	18,877,511	15,163,420	11,681,724	7,357,158	5,962,338
(Gain) Loss on Sales of
Depreciable Assets	80,268	(7,313)	(18,803)	41,481	(28,873)
FFO	12,834,786	11,837,322	9,943,156	9,147,978	7,972,962

Adjustments:
Add: Acquisition Costs	957,219	483,522	1,455,542	862,169	260,463
Add: Early Extinguishment Debt (1)	475,031	-0-	-0-	-0-	-0-
Core FFO	14,267,036	12,320,844	11,398,698	10,010,147	8,233,425

Adjustments:
Less: Gain on Sales on
Securities transactions, net	(204,230)	(1,542,589)	(4,055,812)	(4,092,585)	(2,692,649)
Add: Settlement of Memphis
Blues Litigation (2)	125,000	-0-	-0-	-0-	-0-
Add: Loss Relating to Flood (3)	-0-	-0-	-0-	-0-	984,701
Normalized FFO	$14,187,806	$10,778,255	$7,342,886	$5,917,562	$6,525,477

(1)	Includes $243,441 recorded in Interest Expense and $231,590 recorded in Amortization of Financing Costs on the Consolidated Statements of Income (Loss).

(2)	Included in Community Operating Expenses on the Consolidated Statements of Income (Loss).

(3)	Represents loss relating to flood at Memphis Blues.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. For a detailed description of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Real Estate Investments

The Company applies Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360-10, Property, Plant & Equipment (“ASC 360-10”) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Upon acquisition of a property, the Company applies ASC 805, Business Combinations (“ASC 805”) and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. The Company allocates the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase. Transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are expensed as incurred.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2015, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company’s securities consist primarily of common and preferred stock of other REITs. These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities are classified among three categories: Held-to-maturity, trading and available-for-sale. As of December 31, 2015 and 2014, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in net unrealized holding gains and losses are reflected as comprehensive income (loss).

Other

Estimates are used when accounting for the allowance for doubtful accounts for our rents and loans receivable, potentially excess and obsolete inventory and contingent liabilities, among others. These estimates are susceptible to change and actual results could differ from these estimates. The effects of changes in these estimates are recognized in the period they are determined.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

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

The following table sets forth information as of December 31, 2015, concerning the Company’s long-term debt obligations, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

		Weighted
	Fixed Rate	Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt
2016	8,618,982	6.66%	-0-	8,618,982
2017	19,147,961	5.97%	11,416,309	30,564,270
2018	8,954,713	6.83%	678,288	9,633,001
2019	3,133,875	5.59%	-0-	3,133,875
2020	12,883,028	5.94%	-0-	12,883,028
Thereafter	221,803,940	4.06%	-0-	221,803,940
Total	$274,542,499	4.49%	$12,094,597	$286,637,096

Estimated Fair Value	$276,657,074		$12,094,597	$288,751,671

The Company’s variable rate long-term debt consists of two mortgage loans with a total balance of $12,094,597 as of December 31, 2015. Interest rates on these mortgages are at Prime plus 1.0% and LIBOR plus 3.0%. To minimize the variability that changes in interest rates could have on its future cash flows, the Company has entered into a separate interest rate swap agreement for one of these loans. This interest rate swap agreement has the effect of fixing the interest rate relative to a mortgage loan with a balance of approximately $11.4 million at December 31, 2015. The unrealized loss in fair value of the interest rate swap agreement amounted to $1,700 for the year ended December 31, 2015. The effective fixed interest rates on this loan is 3.89%.

The Company's remaining variable rate mortgage totals approximately $678,000 as of December 31, 2015. Interest rates on this mortgage is Prime plus 1%. If prime increased or decreased by 1.0%, the Company believes its interest expense would have increased or decreased by approximately $68,000, based on the balance of the variable rate long-term debt outstanding at December 31, 2015.

On March 29, 2013, the Company entered into a $35 million Unsecured Revolving Credit Facility (“Credit Facility”) with Bank of Montreal (“BMO”). The Company has the ability to increase the borrowing capacity by an amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement. The maturity date of the Credit Facility is March 29, 2016 with a one year extension available at the Company’s option. On February 25, 2016, this Credit Facility was extended to March 29, 2017. Borrowings under the Credit Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness. Borrowings bear interest at the Company’s option of LIBOR plus 2.00% to 2.75% or BMO’s prime lending rate plus 1.00% to 1.75%, based on the Company’s overall leverage. The Company incurs a fee on the unused commitment amount of up to 0.35% per annum. The Credit Facility replaced the Company’s previous $5.0 million unsecured line of credit. As of December 31, 2015, the balance outstanding on the Credit Facility was $15,000,000. Based on the current leverage ratio, interest on this borrowing is at LIBOR plus 2.75% for an interest rate of 2.80% as of December 31, 2015.

The Company also has approximately $22,100,000 in variable rate debt. This debt primarily consists of approximately $12.1 million outstanding on our inventory financing lines with interest rates ranging from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 6.5% as of December 31, 2015) and $10 million outstanding on our revolving line of credit to finance home sales with an interest rate of prime plus 50 basis points (interest rate of 4.00% as of December 31, 2015). The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2015. Additionally, at December 31, 2015, the Company has fixed rate debt consisting of $4,000,000 outstanding on its commercial term loan with an interest rate of 4.625%, approximately $672,000 loan outstanding for the financing of rental homes with an interest rate of 6.99% and approximately $436,000 outstanding on its automotive loans with a weighted average interest rate of 3.61%.

The Company invests in equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. All securities are classified as available for sale and are carried at fair value. The Company obtains margin loans secured by its marketable securities. The interest rate on the margin account is the bank’s margin rate and was 2.0% at December 31, 2015 and 2014. There was $15,766,573 outstanding on the margin loans as of December 31, 2015. As of December 31, 2015, the value of marketable securities was $75,011,260. In general, the Company may borrow up to 50% of the value of the marketable securities.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
THREE MONTHS ENDED

2015	March 31	June 30	September 30	December 31
Total Income	$18,344,086	$19,553,443	$21,694,999	$21,924,143
Total Expenses	16,369,803	17,484,822	18,965,700	19,256,221
Other Income (Expense)	(1,260,479)	(1,790,710)	(1,684,881)	(2,479,582)
Net Income	718,517	203,982	1,047,245	174,461
Net Loss Attributable
to Common Shareholders	(1,170,630)	(1,685,165)	(841,902)	(2,425,296)
Net Loss Attributable to Common
Shareholders per Share –
Basic	(0.05)	(0.06)	(0.03)	(0.10)
Diluted	(0.05)	(0.06)	(0.03)	(0.10)

2014	March 31	June 30	September 30	December 31
Total Income	$15,849,181	$18,148,732	$18,554,782	$18,879,238
Total Expenses	15,101,441	16,489,825	16,777,494	16,152,398
Other Income (Expense)	(156,907)	(228,377)	(1,121,174)	(1,173,827)
Net Income	568,189	1,476,725	629,271	1,563,618
Net Loss Attributable
to Common Shareholders	(1,320,958)	(412,422)	(1,259,876)	(325,529)
Net Loss Attributable to Common
Shareholders per Share –
Basic	(0.06)	(0.02)	(0.06)	(0.01)
Diluted	(0.06)	(0.02)	(0.06)	(0.01)

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2015 and 2014.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2015.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

PKF O’Connor Davies, the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
UMH Properties, Inc.

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by COSO (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UMH Properties, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies, LLP

New York, New York
March 8, 2016

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

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The Company will file its definitive Proxy Statement for its 2016 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

The following are the Directors and Executive Officers of the Company as of December 31, 2015:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)
Jeffrey A. Carus	52	Presiding Independent Director (2). Founder and Managing Partner of JAC Partners, LLC (2009 to present); Founder and Managing Member of JAC Management, LLC (1998 to present); Principal of Advalurem Group (2012-2014); Prior affiliations with CW Capital and Credit Suisse. Mr. Carus’ extensive experience in real estate finance and investment is the primary reason, amongst many, why Mr. Carus serves on our Board.	2011	II

Anna T. Chew	57	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Interim Chief Financial Officer (March 2012 to July 2012), Treasurer (2010 to 2013), Chief Financial Officer (1991 to 2010) and Director (1993 to 2004, and 2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Ms. Chew’s extensive public accounting, finance and real estate industry experience is the primary reason, amongst many, why Ms. Chew serves on our Board.	1995	III

Matthew I. Hirsch	56	Independent Director (2). Attorney at Law (1985 to present) Law Office of Matthew I. Hirsch. Adjunct Professor of Law, Widener University School of Law (1993 to present); Director (2000 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Hirsch’s experience with real estate transactions, legal issues relating to real estate and the real estate industry is the primary reason, amongst many, why Mr. Hirsch serves on our Board.	2013	II

Craig Koster	40	General Counsel and Secretary (2015 to present), In-house Counsel (2012 to 2014). Attorney at Law (2001 to present); Assistant Corporation Counsel at the New York City Law Department (2007 to 2012).	N/A	N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)
Eugene W. Landy	82	Founder (1968), Chairman of the Board (1995 to present), President and Chief Executive Officer (1968 to 1995), and Director. Attorney at Law; Founder, Chairman of the Board and Director (1968 to present), President and Chief Executive Officer (1968 to 2013) of Monmouth Real Estate Investment Corporation, an affiliated company. As our founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is the primary reason, amongst many, why Mr. Landy serves on our Board.	1968	III

Michael P. Landy	53

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

			2011	I

Samuel A. Landy	55	President and Chief Executive Officer (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Landy’s role as our President and Chief Executive Officer and his extensive experience in real estate investment, operations management and REIT leadership is the primary reason, amongst many, why Mr. Landy serves on our Board.	1992	III

Stuart D. Levy	46	Independent Director (2). Vice President in the Real Estate Finance Group at Helaba-Landesbank Hessen-Thuringen (2006 to present). Mr. Levy’s extensive real estate background is the primary reason, amongst many, why Mr. Levy serves on our Board.	2011	III

James E. Mitchell	75	Independent Director (2). Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present). Mr. Mitchell’s extensive experience in real estate investment is the primary reason, amongst many, why Mr. Mitchell serves on our Board.	2001	I

Richard H. Molke	89	Independent Director (2). General Partner of Molke Family Limited Partnership (1994 to present). Mr. Molke’s extensive experience as an investor and in management is the primary reason, amongst many, why Mr. Molke serves on our Board.	1986	II

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)
Stephen B. Wolgin	61

Independent Director (2). Managing Director of U.S. Real Estate Advisors, Inc., a real estate advisory services group based in New York (2000 to present); Partner with the Logan Equity Distressed Fund (2007 to present); Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis. Mr. Wolgin’s extensive experience as a real estate and finance consultant and experience in the real estate industry is the primary reason, amongst many, why Mr. Wolgin serves on our Board.

			2007	I

(1)	Class I, II and III Directors have terms expiring at the annual meetings of the Company’s shareholders to be held in 2016, 2017 and 2018, respectively, and when their respective successors are duly elected and qualify.

(2)	Independent within the meaning of applicable New York Stock Exchange listing standards and SEC rules.

All officers serve at the pleasure of the Board of Directors, subject to the rights, if any, of any officer under any employment contract. Officers are elected by the Board of Directors annually and as may be appropriate to fill a vacancy in an office.

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

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are James E. Mitchell, Stephen B. Wolgin (Chairman), Stuart D. Levy and Jeffrey A. Carus. The Company’s Board of Directors has determined that Mr. Mitchell, Mr. Wolgin, Mr. Levy and Mr. Carus are “independent” as defined by the rules of the SEC and the listing standards of the NYSE, “financially literate” within the meaning of the rules of the NYSE and “audit committee financial experts” within the meaning of the rules of the SEC. The audit committee operates under the Audit Committee Charter which is available on the Company’s website at www.umh.reit. The charter is reviewed annually for adequacy.

Section 16(a) Beneficial Ownership Reporting Compliance

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics applicable to its Chief Executive Officer and Chief Financial Officer, as well as the Company’s other officers, directors and employees (the “Code of Ethics”). The Code of Ethics can be found at the Company’s website at www.umh.reit. The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: UMH Properties, Inc., Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-C, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9997. The Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

Item 11 – Executive Compensation

The Company will file its definitive Proxy Statement for its 2016 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption "ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

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

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during fiscal 2015, as well as certain other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the "named executive officers."

Compensation Philosophy and Objectives

The Committee believes that a well-designed compensation program should align the goals of the chief executive officer with the goals of the shareholders, and that a significant part of the executive's compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executive's individual performance in an effort to encourage increased individual contributions to the Company's performance. The compensation philosophy, as reflected in the Company's employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

●	establishing a plan that attracts, retains and motivates executives through compensation that is competitive with a peer group of other publicly-traded REITs;
●	linking a portion of executives' compensation to the achievement of the Company's business plan by using measurements of the Company's operating results and shareholder return; and
●	building a pay-for-performance system that encourages and rewards successful initiatives within a team environment.

The Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the Chairman of the Board, the President and Chief Executive Officer, and the Vice President and Chief Financial Officer, as well as other named executive officers, including performance goals and objectives. The Committee annually evaluates performance of these executive officers in light of those goals and objectives. The Committee considers the Company's performance, relative stockholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to named executive officers in prior years. The Committee uses the Residential Sector of the Real Estate Compensation Survey (the “Survey”), produced under the guidance of NAREIT, as a guide to setting compensation levels. Participant company data is not presented in a manner that specifically identifies any named individual or company. The Survey details compensation by position type and company size with statistical salary and bonus information for each position. The Company’s salary and bonus amounts are compared to the ranges presented for reasonableness. The Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to executives to meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company's named executive officers. The Chairman of the Board and the President and Chief Executive Officer annually review the performance of the other named executive officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option and restricted stock awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from management who work closely with the other named executive officers.

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

Bonuses

In addition to the provisions for base salaries under the terms of their employment agreements, the President and Chief Executive Officer and the Vice President and Chief Financial Officer are entitled to receive annual cash bonuses for each year during the terms of each respective agreement. These bonuses are based on the achievement of certain performance goals set by the Committee as described below.

For the President and Chief Executive Officer:

Increase same store occupancy	0.75%	1.00%	1.25%
Bonus	$46,000	$92,000	$115,000
Increase same store revenue	3%	4%	5%
Bonus	$46,000	$92,000	$138,000
Increase same store rental units	400 units	500 units	600 units
Bonus	$92,000	$92,000	$115,000
Increase same store sales profit	Breakeven	Up to $500,000	Over $500,000
Bonus			$96,000 plus
		$46,000 plus	12% of profit
	$46,000	10% of profit	over $500,000
Reduce and or maintain same store operating costs as a
percentage of revenue	50%	50%	50%
Bonus	$92,000	$92,000	$92,000
Reduce and or maintain administrative expense as a
percentage of total operating revenue	10%	10%	10%
Bonus	$92,000	$92,000	$92,000
Total Bonus Potential	$414,000	$556,000	$708,000

For the Vice President and Chief Financial Officer:

Increase same store occupancy	0.75%	1.00%	1.25%
Bonus	$35,000	$70,000	$88,000
Increase same store revenue	3%	4%	5%
Bonus	$35,000	$70,000	$106,000
Increase same store rental units	400 units	500 units	625 units
Bonus	$70,000	$70,000	$88,000
Increase same store sales profit	Breakeven	Up to $500,000	Over $500,000
Bonus			$85,000 plus
		$35,000 plus	12% of profit
	$35,000	10% of profit	over $500,000
Reduce and or maintain same store operating costs as a
percentage of revenue	50%	50%	50%
Bonus	$70,000	$70,000	$70,000
Reduce and or maintain administrative expense as a
percentage of total operating revenue	10%	10%	10%
Bonus	$70,000	$70,000	$70,000
Total Bonus Potential	$315,000	$435,000	$567,000

Bonuses awarded to the other named executive officers are recommended by the Chairman of the Board and the President and Chief Executive Officer and are approved by the Committee. The Company believes that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual. In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, FFO, Core FFO, Normalized FFO, net income, growth in asset size, occupancy and total return to shareholders. The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization. The company defines Core FFO as FFO plus acquisition costs and costs of early extinguishment of debt. The Company defines Normalized FFO as Core FFO excluding gains and losses realized on securities investments and certain non-recurring charges. The Company considers FFO, Core FFO and Normalized FFO to be meaningful, additional measures of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

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

Stock Options and Restricted Stock Awards

The employment agreements for the President and Chief Executive Officer and the Vice President and Chief Financial Officer provides for the grant of restricted stock awards, based on the following:

President and Chief Executive Officer
Achievement of any of the performance goals previously stated	12,500
Discretion of the Compensation Committee	12,500

Vice President and Chief Financial Officer
Achievement of any of the performance goals previously stated	10,000
Discretion of the Compensation Committee	10,000

Stock options and restricted stock awards to the other named executive officers are recommended by the Chairman of the Board and the President and Chief Executive Officer. In making its decisions, the Committee does not use an established formula or focus on a specific performance target. The Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing real estate markets and other factors, may contribute to less favorable near term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Compensation Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Compensation Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties evidence appropriate risk management, including risks associated with real estate markets, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs.

In 2015, the Compensation Committee received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the number of options or restricted stock to be awarded. The factors that were considered in awarding the stock options and restricted stock included the following progress that was made by the Company due to the efforts of management:

●	Acquired 10 communities containing approximately 2,800 home sites for a total of $81,217,000. This represents an 18% increase in developed sites compared to December 31, 2014;
●	Increased Community NOI by 24.5%;
●	Increased same property Community NOI by 17.2%;
●	Increased same property occupancy from 83.2% to 83.9%;
●	Increased year over year Normalized FFO per share by 14.6%
●	Decreased our Operating Expense Ratio from 52.6% to 49.6%;
●	Raised approximately $25 million in common equity capital through our Dividend Reinvestment and Stock Purchase Plan;
●

Issued 1,801,200 shares of its new 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement, with net proceeds of approximately $43 million after deducting offering related expenses;

●	Financed/refinanced 21 communities for a total of $139 million, reducing our weighted average interest rate from 4.8% to 4.5% and increasing our weighted average maturity from 5.3 years to 7.1 years;
●	Increased our rental home portfolio by 1,100 homes, representing an increase of 42% to 3,700 total rental homes;
●	Increased rental home occupancy from 91.5% to 92.9%;
●	Managed general and administrative costs to an appropriate level; and
●	Maintained cash distributions to shareholders.

After considering the recommendations of the Chairman of the Board and the President and Chief Executive Officer, the Committee allocated the individual awards to the named executive officers based on the named executive officers’ individual contributions to these accomplishments. Other factors considered in this allocation included the named executive officers’ responsibilities and years of service. In addition, the awards were compared to each named officers’ total compensation and compared with comparable REITs using the annual Compensation Survey published by NAREIT as a guide for setting total compensation.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental disability insurance, at the Company's cost, as agreed to by the Company and the named executive officer. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2015, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

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

Evaluation

Mr. Eugene Landy is employed under an amended employment agreement with the Company. His base compensation under his amended contract was increased in 2014 to $250,000 per year. Mr. Landy also received bonuses totaling $134,615 primarily based on performance, including growth of the Company. Additionally, Mr. Eugene Landy received $47,000 in director’s fees and fringe benefits.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President and Chief Executive Officer and Ms. Anna T. Chew, Vice President and Chief Financial Officer. Mr. Samuel Landy is employed under an employment agreement with the Company. His base compensation under this contract was $460,000 for 2015. In evaluating Mr. Samuel Landy’s eligibility for an annual bonus, stock options and restricted stock awards, the Compensation Committee used the bonus schedule included in Mr. Samuel Landy’s employment agreement as a guide.

Ms. Chew is employed under an employment agreement with the Company. Her base compensation under this contract is $349,000 for 2015. In evaluating Ms. Chew’s eligibility for an annual bonus, stock options and restricted stock awards, the Compensation Committee used the bonus schedule included in Ms. Chew’s employment agreement as a guide.

The Committee has also approved the recommendations of the Chairman of the Board and the President and Chief Executive Officer concerning the other named executives’ annual salaries, bonuses, option and restricted stock grants and fringe benefits.

In addition to its determination of the executive's individual performance levels for 2015, the Committee also compared the executive's total compensation for 2015 to that of similarly-situated personnel in the REIT industry using the NAREIT Compensation Survey described above. The Company’s salary and bonus amounts were compared to the ranges presented for reasonableness. The Company’s total compensation fell in the lowest range (25th percentile) of this survey.

Risk Management

The Compensation Committee has assessed our compensation program for the purpose of viewing and considering any risks presented by our compensation policies and practices that are likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, annual bonus opportunities, equity compensation and severance arrangements. Management’s risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to the Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Jeffrey A. Carus (Chairman)
Stuart D. Levy
James E. Mitchell
Stephen B. Wolgin

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2015, 2014 and 2013 to the named executive officers. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

						Change in
						Pension Value
						and
						Nonqualified
					Restricted	Deferred
Name and				Option	Stock	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards (5)	Awards (6)	Earnings (7)	Compensation		Total
Eugene W. Landy	2015	$250,000	$134,615	$93,000	$9,120	$-0-	$47,000	(1)	$533,735
Chairman of the	2014	193,750	34,615	98,000	-0-	-0-	43,250	(1)	369,615
Board	2013	175,000	331,731	142,000	-0-	150,000	37,625	(1)	836,356

Samuel A. Landy	2015	460,000	90,203	46,500	252,370	-0-	57,400	(2)	906,473
President and Chief	2014	416,745	46,812	49,000	232,750	-0-	53,450	(2)	798,757
Executive Officer	2013	385,000	180,800	71,000	-0-	-0-	47,625	(2)	684,425

Anna T. Chew	2015	349,000	39,660	46,500	9,120	-0-	57,400	(2)	501,680
Vice President and	2014	316,841	37,186	49,000	-0-	-0-	53,450	(2)	456,477
Chief Financial Officer	2013	301,754	121,053	71,000	-0-	-0-	47,625	(2)	541,432

Craig Koster (4)	2015	152,769	30,985	18,600	-0-	-0-	5,868	(3)	208,222
General Counsel	2014	136,592	10,077	4,900	-0-	-0-	3,145	(3)	154,174
	2013	120,000	3,808	7,100	-0-	-0-	-0	-	130,908

(1)	Represents Director’s annual board cash retainer of $31,000, $27,250 and $24,250 for 2015, 2014 and 2013, respectively, Director’s meeting fees of $16,000, $16,000 and $13,375 for 2015, 2014 and 2013, respectively, and fringe benefits.

(2)	Represents Director’s annual board cash retainer of $31,000, $27,250 and $24,250 for 2015, 2014 and 2013, respectively, Director’s meeting fees of $16,000, $16,000 and $13,375 for 2015, 2014 and 2013, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(3)	Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)	Mr. Koster joined the Company on November 26, 2012. Effective January 1, 2015, Mr. Koster was promoted to General Counsel.

(5)	The fair value of the stock options granted were established using the Black-Scholes stock option valuation model. See Note 6 of the Notes to the Consolidated Financial Statements for assumptions used in the model. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(6)	The grant date fair values were established based on the number of shares granted and the share prices as follows: 2015, 2/5/15 - $9.73, 9/14/15 - $9.12 (see table below for details); and 2014, 1/15/14 - $9.31. Such shares vest over five years.

(7)	Accrual for pension benefits in accordance with Mr. Landy’s employment agreement.

Equity Compensation Plan Information

On June 13, 2013, the shareholders approved and ratified the Company's 2013 Stock Option and Stock Award Plan (the “2013 Plan”) authorizing the grant of stock options or restricted stock awards to Directors, officers and key employees. The maximum number of shares that may be issued under the 2013 Plan is 3,000,000 shares. If and to the extent that an award made under the 2013 Plan is forfeited, terminated, expires or is canceled unexercised, the number of shares associated with the forfeited, terminated, expired or canceled portion of the award shall again become available for additional awards under the 2013 Plan. The 2013 Plan replaced the Company's 2003 Stock Option and Award Plan, as amended, which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired. Not more than 200,000 shares of the Company’s common stock may be granted as options in any one fiscal year to a participant under the 2013 Plan. In general, each option may be exercised only after one year of continued service with the Company. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant is 100,000.

Grants of Plan-Based Awards

The following table sets forth, for the named executive officers in the Summary Compensation Table, information regarding individual grants of restricted stock and stock options made under the 2013 Plan during the year ended December 31, 2015:

				Exercise Price of
				Option Award or Fair
		Number of	Number of	Value Per Share at
		Shares of	Shares	Grant Date of	Grant
	Grant	Restricted	Underlying	Restricted Stock	Date Fair
Name	Date	Stock (1)	Options (2)	Award	Value (3)
Eugene W. Landy	6/24/2015	-0-	100,000	$9.82	$93,000
	9/14/2015	1,000	-0-	9.12	9,120

Samuel A. Landy	2/05/2015	25,000	-0-	9.73	243,250
	6/24/2015	-0-	50,000	9.82	45,500
	9/14/2015	1,000	-0-	9.12	9,120

Anna T. Chew	6/24/2015	-0-	50,000	9.82	45,500
	9/14/2015	1,000	-0-	9.12	9,120

Craig Koster	6/24/2015	-0-	20,000	9.82	18,600

(1)	All restricted stock awards granted during fiscal year 2015 vest 1/5th per year over a five-year period and all dividends earned are reinvested in restricted stock.
(2)	These options vest 1 year and expire 8 years from grant date.
(3)	The values of the shares underlying options were established using the Black-Scholes stock option valuation model. The following assumptions were used in the model: expected volatility of 27.17%; risk-free interest rate of 2.12%; dividend yield of 7.37%; expected life of the options of eight years; and forfeitures of $-0. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise. The value of the shares of restricted stock was based on the closing price of the shares on the grant date.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table was paid or awarded to our named executive officers, are described above under “Compensation Discussion and Analysis” and below under “Employment Agreements.”

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the year ended December 31, 2015:

	Option Awards		Restricted Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value realized
	Acquired	Realized on	Acquired on	on
	on Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($) (1)
Eugene W. Landy	-0-	$-0-	8,666	$83,453
Samuel A. Landy	-0-	-0-	26,295	253,435
Anna T. Chew	-0-	-0-	8,666	83,453
Craig Koster	-0-	-0-	-0-	-0-

(1)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for the named executive officers in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at December 31, 2015:

		Option Awards (1)			Restricted Stock Awards (2)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying			Number	Market
	Unexercised	Unexercised	Option	Option	of Shares	Value of
	Options	Options	Exercise	Expiration	that have	Shares that
Name	Exercisable	UnExercisable	Price	Date	not Vested	have not Vested
Eugene W. Landy					9,895	$100,137
Eugene W. Landy	100,000	-0-	$10.08	06/26/21
Eugene W. Landy	100,000	-0-	$9.85	06/11/22
Eugene W. Landy	-0-	100,000	$9.82	06/24/23

Samuel A. Landy					72,848	$737,222
Samuel A. Landy	7,700	-0-	$12.97	01/08/16
Samuel A. Landy	42,300	-0-	$11.79	01/08/16
Samuel A. Landy	14,000	-0-	$7.12	01/07/17
Samuel A. Landy	61,000	-0-	$6.47	01/07/17
Samuel A. Landy	10,900	-0-	$9.13	01/08/18
Samuel A. Landy	14,100	-0-	$8.30	01/08/18
Samuel A. Landy	50,000	-0-	$10.08	06/26/21
Samuel A. Landy	50,000	-0-	$9.85	06/11/22
Samuel A. Landy	-0-	50,000	$9.82	06/24/23

	Option Awards (1)				Restricted Stock Awards (2)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying			Number	Market
	Unexercised	Unexercised	Option	Option	of Shares	Value of
	Options	Options	Exercise	Expiration	that have	Shares that
Name	Exercisable	UnExercisable	Price	Date	not Vested	have not Vested
Anna T. Chew					9,895	$100,137
Anna T. Chew	50,000	-0-	$10.08	06/26/21
Anna T. Chew	50,000	-0-	$9.85	06/11/22
Anna T. Chew	-0-	50,000	$9.82	06/24/23

Craig Koster					-0-	$-0-
Craig Koster	5,000	-0-	$10.08	06/26/21
Craig Koster	5,000	-0-	$9.85	06/11/22
Craig Koster	-0-	20,000	$9.82	06/24/23

(1)	Stock options vest 1 year from the date of grant.
(2)	Restricted stock awards vest over 5 years, 20% per year, from the date of grant. The following is the vesting schedule for the shares that have not yet vested: Mr. Eugene Landy – 6,195 shares, 3,090 shares, 204 shares, 204 shares and 204 shares in 2016, 2017, 2018, 2019 and 2020, respectively; Mr. Samuel Landy – 25,833 shares, 18,493 shares, 11,455 shares, 11,455 shares, and 5,612 shares in 2016, 2017, 2018, 2019 and 2020, respectively; and Ms. Anna Chew, - 6,195 shares, 3,090 shares, 204 shares, 204 shares and 204 shares in 2016, 2017, 2018, 2019 and 2020, respectively. Market value is based on the closing price of our common stock on December 31, 2015 of $10.12.

Employment Agreements

The Company has an Employment Agreement with Mr. Eugene W. Landy, Founder and Chairman of the Board. Under this agreement, Mr. Landy receives an annual base compensation of $250,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile. Additionally, there may be bonuses voted by the Board of Directors. The Employment Agreement is terminable by either party at any time subject to certain notice requirements. The Employment Agreement provides for aggregate severance payments of $450,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason in increments of $150,000 on severance and $150,000 on the first and second anniversaries of severance. In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly. On retirement, Mr. Landy will receive a pension of $50,000 a year for ten years (subsequently amended to extend pension benefits through 2016), payable in monthly installments. In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death. The Employment Agreement automatically renews each year for successive one-year periods. On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the “Second Amendment”). The Second Amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock. A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company. This change of control provision shall not apply to any combination between the Company and MREIC. Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

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

Potential Payments upon Termination of Employment or Change-in-Control

Under the terms of the employment agreements of the named executive officers, such named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur. The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at December 31, 2015. Each of the employees named in the table below have restricted stock awards and/or stock option awards which are listed in the “Outstanding Equity Awards at Fiscal Year End” table previously disclosed. Restricted Stock Awards vest upon the termination of an employee due to death or disability. In addition, restricted stock awards vest on the date of an involuntary termination of employment with the Company if the employee has met the definition of Retirement. If the termination of employment is for any other reason, including voluntary resignation, termination not for cause or good reason resignation, termination for cause, or termination not for cause or good reason (after a change in control), the restricted stock awards are forfeited. Regarding the stock option awards, if the termination is for any reason other than a termination for cause, the stock option awards may be exercised until three months after the termination of employment. If the termination is for cause, the stock option awards are forfeited.

						Termination Not
			Termination			for Cause or
			Not for Cause			Good Reason
	Voluntary		or Good	Termination		(After a Change-	Disability or
	Resignation on		Reason on	for Cause on		in-Control) on	Death on
	12/31/15		12/31/15	12/31/15		12/31/15	12/31/15
Eugene W. Landy	$450,000	(1)	$450,000 (1)	$450,000	(1)	$1,650,000 (2)	$750,000	(3)
Samuel A. Landy	2,753,100	(4)	2,753,100 (4)	2,753,100	(4)	2,753,100 (4)	2,753,100	(4)
Anna T. Chew	2,096,500	(4)	2,096,500 (4)	2,096,500	(4)	2,096,500 (4)	2,096,500	(4)

(1)	Consists of severance payments of $450,000, payable $150,000 per year for three years.
(2)	Mr. Landy shall receive a lump-sum payment of $1,200,000 in the event of a change in control, provided that the sale price of the Company is at least $16 per share of common stock. In addition, if Mr. Landy’s employment agreement is terminated, he receives severance payments of $450,000, payable $150,000 per year for three years.

(3)	In the event of a disability, as defined in the agreement, Mr. Landy shall receive disability payments equal to his base salary for a period of three years. He has a death benefit of $450,000 payable to Mr. Landy’s beneficiary.

(4)	The respective employment agreements provide for the base salaries plus base target bonuses due for the remaining terms of the agreements. The respective employment agreements also provide for death benefits of the same amount.

The Company retains the discretion to compensate any officer upon any future termination of employment or change-in control.

Director Compensation

Directors receive a fee of $4,000 for each Board meeting attended, $500 for each Board phone meeting attended, and an additional fixed annual fee of $31,000 payable quarterly. Directors appointed to board committees receive $1,200 for each committee meeting attended.

The table below sets forth a summary of director compensation for the year ended December 31, 2015:

	Annual			Restricted	Total Fees
	Board Cash	Meeting	Committee	Stock	Earned or Paid
Director	Retainer	Fees	Fees	Awards (4)	in Cash
Jeffrey A. Carus (2)(3)	$31,000	$16,000	$10,100	$9,120	$66,220
Matthew I. Hirsch	31,000	16,000	500	9,120	56,620
Charles Kaempffer (1)	31,000	16,000	4,800	-0-	51,800
Michael P. Landy	31,000	16,000	-0-	9,120	56,120
Stuart Levy (2)	31,000	16,000	10,100	9,120	66,220
James E. Mitchell (2)	31,000	12,000	7,700	9,120	59,820
Richard H. Molke	31,000	16,000	-0-	9,120	56,120
Eugene Rothenberg (1)	31,000	16,000	-0-	-0-	47,000
Stephen B. Wolgin (2)	31,000	16,000	10,600	9,120	66,720

	$279,000	$140,000	$43,800	$63,840	$526,640

(1)	Mr. Kaempffer & Mr. Rothenberg are Emeritus directors which are retired directors who have a standing invitation to attend Board of Directors meetings but are not entitled to vote on board resolutions. However, they receive directors’ fees for participation in the board meetings through April 2016.

(2)	Mr. Carus (Chairman of the Compensation Committee), Mr. Levy, Mr. Mitchell and Mr. Wolgin (Chairman of the Audit Committee and the Nominating Committee) are the current members of the Audit Committee, the Compensation Committee and the Nominating committee.

(3)	Mr. Carus is the Presiding Director whose role is to preside over the executive sessions of the non-management directors.
(4)	Each Director received a grant of 1,000 shares of restricted common stock on September 16, 2015 which vests 1/5th per year over a five year-period. Fair value on the date of grant was $9.12 per share.

As of December 31, 2015, the aggregate number of unvested restricted shares of stock held by each director was as follows: Mr. Carus - 1,818; Mr. Hirsch – 1,019; Mr. M. Landy – 9,896; Mr. Levy – 1,535; Mr. Mitchell - 1,818; Mr. Molke - 1,818; Mr. Rothenberg - 799 and Mr. Wolgin - 1,818.

Mr. Eugene W. Landy, Mr. Samuel A. Landy and Ms. Anna T. Chew are inside directors. As such, their director compensation is included in the Summary Compensation Table.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements previously described, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees or a nonqualified deferred compensation plan. The present value of accumulated benefit of contractual pension benefits for Mr. Eugene W. Landy is $50,000 as of December 31, 2015. Payments made during 2015 amounted to $50,000. Mr. Eugene Landy is entitled to receive payments of $50,000 per year through 2016. The Company’s employees may elect to participate in the Company’s 401(k) Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of Mr. Carus, Mr. Levy, Mr. Mitchell and Mr. Wolgin. No member of the Compensation Committee is a current or former officer or employee of the Company. In 2015, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in this Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company will file its definitive Proxy Statement for its 2016 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of such Proxy Statement and is incorporated herein by reference.

The following table lists information with respect to the beneficial ownership of the Company’s common stock (“Shares”) as of December 31, 2015 by:

●	each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;
●	the Company’s directors;
●	the Company’s executive officers; and
●	all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power over the shares indicated and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2015 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address	Amount and Nature		Percentage
of Beneficial Owner	of Beneficial Ownership (1)		of Shares Outstanding (2)
Wells Fargo and Company	1,697,515	(3)	6.27%
420 Montgomery Street
San Francisco, CA 94104

BlackRock, Inc.	1,829,995	(4)	6.76%
40 East 52nd Street
New York, NY 10022

Jeffrey A. Carus	4,707	(5)	*

Anna T. Chew	260,090	(6)	*

Matthew I. Hirsch	4,615	(7)	*

Craig Koster	10,245	(8)	*

Eugene W. Landy	1,368,213	(9)	5.01%

Samuel A. Landy	675,195	(10)	2.47%

Michael P. Landy	324,407	(11)	1.2%

Stuart Levy	2,296		*

James E. Mitchell	183,727	(12)	*

Richard H. Molke	113,147	(13)	*

Stephen B. Wolgin	15,411	(14)	*

UMH Properties, Inc. 401(k) Plan
(UMH 401(k) Plan)	277,556	(15)	1.02%

Directors and Officers as a group	3,239,609		11.71%

* Less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed. Except as indicated in the footnotes to this table, none of the share have been pledged as collateral.

(2)	Based on the number of Shares outstanding on December 31, 2015 which was 27,086,838 Shares.

(3)

Based on Schedule 13G as of December 31, 2015, filed by Wells Fargo and Company the company owns 1,697,515 Shares. This filing with the SEC by Wells Fargo and Company indicates that Wells Fargo has sole voting power for 8,500 Shares and sole dispositive power for 8,500 Shares. Wells Fargo also has shared voting power for 1,622,175 Shares and shared dispositive power for 1,689,015 Shares.

(4)

Based on Schedule 13G as of December 31, 2015, filed by BlackRock, Inc. the company owns 1,829,995 Shares. This filing with the SEC by BlackRock, Inc. indicates that BlackRock, Inc. has sole voting power for 1,756,879 Shares and sole dispositive power for 1,829,995 Shares.

(5)	Includes 233 Shares in custodial accounts for Mr. Carus’ minor children under the NJ Uniform Transfers to Minors Act which he disclaims any beneficial interest but has power to vote.
(6)

Includes (a) 160,090 Shares owned jointly with Ms. Chew’s husband; and (b) 100,000 Shares issuable upon exercise of stock options. Excludes 26,250 Shares held in the UMH 401(k) Plan. Ms. Chew is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan. She, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k) Plan, except for the 26,250 Shares held by the UMH 401(k) Plan for her benefit. See Note 16 below for information regarding Shares held by the UMH 401(k) Plan. Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 24, 2016.

(7)	Includes 4,615 Shares owned jointly with Mr. Hirsch’s wife.
(8)	Includes 10,000 Shares issuable upon exercise of stock options. Excludes 328 Shares held in the UMH 401(k) Plan.
(9)

Includes (a) 99,872 Shares owned by Mr. Eugene Landy’s wife; (b) 172,608 Shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote; (c) 66,912 Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote; (d) 57,561 Shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote; (e) 100,000 Shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote; (f) 22,400 Shares held in Windsor Industrial Park Associates for which Mr. Landy has power to vote; (g) 28,229 Shares held in Juniper Plaza Associates for which Mr. Landy has power to vote; (h) 200,000 Shares issuable upon exercise of stock options (i) 382,250 Shares pledged in a margin account; and (j) 277,559 Shares pledged as security for loans. Excludes 100,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 24, 2016.

(10)

Includes (a) 40,100 Shares owned with Mr. Samuel Landy’s wife; (b) 6,221 Shares in the Samuel Landy Limited Partnership; (c) 48,000 Shares in the EWL Grandchildren Fund LLC of which Mr. Landy is a co-manager; (d) 250,000 Shares issuable upon exercise of stock options; (e) 6,220 Shares pledged in a margin account; and (j) 294,982 Shares pledged as security for loans. Excludes 57,780 Shares held in the UMH 401(k) Plan. Mr. Landy is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for the 57,780 Shares held by the UMH 401(k) Plan for his benefit. See Note 16 below for information regarding Shares held by the UMH 401(k) Plan. Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until June 24, 2016.

(11)

Includes (a) 14,196 Shares owned by Mr. Michael Landy’s wife; (b) 52,502 Shares in custodial accounts for Mr. Landy’s children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote; (c) 48,000 Shares in the EWL Grandchildren Fund LLC of which Mr. Landy is a co-manager; (d) 10,000 Shares issuable upon exercise of stock options; (e) 71,500 Shares pledged in a margin account; and (f) 55,000 Shares pledged as security for loans. Excludes 21,238 Shares held in the UMH 401(k) Plan. See Note 16 below for information regarding Shares held by the UMH 401(k) Plan.

(12)

Includes 140,237 Shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest. In addition to the Common Shares reported, Mr. Mitchell also holds 4,000 of the 8.25% Series A Cumulative Redeemable Preferred Stock, and 3,000 of the 8.00% Series B Cumulative Redeemable Preferred Stock.

(13)	Includes 50,563 Shares owned by Mr. Molke’s wife.
(14)	In addition to the Shares reported, Mr. Wolgin’s wife owns 600 shares of the Company’s 8.25% Series A Cumulative Redeemable Preferred Stock.
(15)	Includes 277,556 Shares held by the UMH 401(k) Plan. Ms. Anna T. Chew and Mr. Samuel A. Landy share voting power over the Shares held by the UMH 401(k) Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The Company will file its definitive Proxy Statement for its 2016 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 15(a)(1)(vi), Note 8 of the Notes to Consolidated Financial Statements – Related Party Transactions.

No director, executive officer, or any immediate family member of such director or executive officer may enter into any transaction or arrangement with the Company without the prior approval of the Board of Directors. If any such transaction or arrangement is proposed, the Board of Directors will appoint a Business Judgment Committee consisting of independent directors who are also independent of the transaction or arrangement. This Committee will recommend to the Board of Directors approval or disapproval of the transaction or arrangement. In determining whether to approve such a transaction or arrangement, the Business Judgment Committee will take into account, among other factors, whether the transaction was on terms no less favorable to the Company than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement. While the Company does not have specific written standards for approving such related party transactions, such transactions are only approved if it is in the best interest of the Company and its shareholders. Additionally, the Company’s Code of Business Conduct and Ethics, which is found at the Company’s website at www.umh.reit, requires all directors, officers and employees to notify and report a potential or apparent conflict of interest, in the case of a director or the principal executive officer, to the Board, in the case of an officer other than the principal executive officer, to the principal executive officer, and, in the case of an employee, to his or her supervisor. Further, to identify related party transactions, the Company submits and requires our directors and executive officers to complete director and officer questionnaires identifying any transactions with the Company in which the director, executive officer or their immediate family members have an interest.

See identification and other information relating to independent directors under Item 10 and committee members under Item 11.

Item 14 – Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its 2016 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PKF O’Connor Davies served as the Company’s independent registered public accounting firm for the years ended December 31, 2015 and 2014. The following are fees billed by and accrued to PKF O’Connor Davies in connection with services rendered:

	2015	2014
Audit Fees	$178,500	$170,000
Audit Related Fees	47,595	24,907
Tax Fees	68,950	64,580
All other fees	-0-	-0-
Total Fees	$295,045	$259,487

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

All of the services performed by PKF O’Connor Davies for the Company during fiscal 2015, including audit fees, audit-related fees, tax fees and all other fees described above, were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

PART IV

Item 15 – Exhibits, Financial Statement Schedules

				Page(s)
(a)	(1)		The following Financial Statements are filed as part of this report.

		(i)	Report of Independent Registered Public Accounting Firm	72

		(ii)	Consolidated Balance Sheets as of December 31, 2015 and 2014	73-74

		(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2015, 2014 and 2013	75-76

		(iv)	Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013	77

		(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013	78-79

		(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	80

		(vi)	Notes to Consolidated Financial Statements	81-108

(a)	(2)		The following Financial Statement Schedule is filed as part of this report:

		(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015	109-115

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

Exhibit No.		Description
(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate of common stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series A Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on February 28, 2012, Registration No. 001-12690).

4.3		Specimen certificate representing the Series B Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.3 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on January 21, 2016, Registration No. 333-209078).

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5		Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.6	+	UMH Properties, Inc. 2013 Stock Option and Stock Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 1, 2013, Registration No. 001-12690).

10.7		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on November 14, 2014, Registration No. 333-200227).

10.8		Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal dated March 29,2013 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2013, Registration No. 001-12690).

10.9	+	Amended and Restated Employment Agreement, dated June 24, 2015 (effective as of January 1, 2015), between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 30, 2015, Registration No. 001-12690).

Exhibit No.		Description
10.10	+	Amended and Restated Employment Agreement, dated June 24, 2015 (effective as of January 1, 2015), between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 30, 2015, Registration No. 001-12690).

(12)	*	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(14)		Code of Business Conduct and Ethics (incorporated by reference to the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004, Registration No. 001-12690).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)		Audit Committee Charter, as amended January 16, 2008 (incorporated by reference to the Company’s 2011 Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 2, 2011, Registration No. 001-12690).

(101)		Interactive Data File

101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document
101.CAL	++	XBRL Taxonomy Extension Calculation Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++

Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
UMH Properties, Inc.

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UMH Properties, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies, LLP
New York, New York
March 8, 2016

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 and 2014

-ASSETS-	2015	2014
Investment Property And Equipment
Land	$45,477,814	$39,133,514
Site and Land Improvements	377,215,400	299,776,250
Buildings and Improvements	20,307,097	17,534,698
Rental Homes and Accessories	134,708,763	91,719,997
Total Investment Property	577,709,074	448,164,459
Equipment and Vehicles	13,697,460	12,242,086
Total Investment Property and Equipment	591,406,534	460,406,545
Accumulated Depreciation	(117,761,146)	(99,522,180)
Net Investment Property and Equipment	473,645,388	360,884,365

Other Assets
Cash and Cash Equivalents	6,535,897	8,082,792
Securities Available for Sale at Fair Value	75,011,260	63,555,961
Inventory of Manufactured Homes	14,311,410	12,306,715
Notes and Other Receivables, net	20,028,574	21,992,566
Unamortized Financing Costs	3,711,591	2,228,779
Prepaid Expenses	4,062,813	3,356,034
Land Development Costs	6,722,048	5,861,764
Total Other Assets	130,383,593	117,384,611

TOTAL ASSETS	$604,028,981	$478,268,976

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF DECEMBER 31, 2015 and 2014

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	2015	2014
Liabilities:
Mortgages Payable	$286,637,096	$182,670,854

Other liabilities:
Accounts Payable	2,816,290	1,824,293
Loans Payable	57,986,503	77,439,230
Accrued Liabilities and Deposits	6,696,577	4,757,604
Tenant Security Deposits	3,654,090	2,749,890
Total Other Liabilities	71,153,460	86,771,017
Total Liabilities	357,790,556	269,441,871

Commitments And Contingencies

Shareholders’ equity:
Series A – 8.25% Cumulative Redeemable Preferred
Stock, par value $0.10 per share, 3,663,800 shares authorized,
issued and outstanding as of December 31, 2015 and 2014	91,595,000	91,595,000
Series B – 8.0% Cumulative Redeemable Preferred
Stock, par value $0.10 per share, 2,000,000 shares authorized;
1,801,200 and -0- shares issued and outstanding as of
December 31, 2015 and 2014, respectively	45,030,000	-0-
Common Stock - $0.10 par value per share, 62,000,000 and
42,000,000 shares authorized; 27,086,838 and 24,372,083
shares issued and outstanding as of December 31, 2015 and
2014, respectively	2,708,684	2,437,208
Excess Stock - $0.10 par value per share, 3,000,000 shares
authorized; no shares issued or outstanding as of
December 31, 2015 and 2014	-0-	-0-
Additional Paid-In Capital	109,629,260	110,422,454
Accumulated Other Comprehensive Income (Loss)	(2,056,726)	5,040,236
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	246,238,425	208,827,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$604,028,981	$478,268,976

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
INCOME:
Rental and Related Income	$74,762,548	$63,886,010	$53,477,893
Sales of Manufactured Homes	6,754,123	7,545,923	8,727,214

Total Income	81,516,671	71,431,933	62,205,107

EXPENSES:
Community Operating Expenses	37,049,462	33,592,327	29,140,920
Cost of Sales of Manufactured Homes	5,058,350	5,832,540	7,204,410
Selling Expenses	2,788,360	2,983,376	1,985,834
General and Administrative	7,345,644	6,465,973	6,541,224
Acquisition Costs	957,219	483,522	1,455,542
Depreciation Expense	18,877,511	15,163,420	11,681,724

Total Expenses	72,076,546	64,521,158	58,009,654

OTHER INCOME (EXPENSE):
Interest Income	1,819,567	2,098,974	2,186,387
Dividend Income	4,399,181	4,065,986	3,481,514
Gain on Sale of Securities Transactions, net	204,230	1,542,589	4,055,812
Other Income	435,816	328,888	211,051
Interest Expense	(13,245,429)	(10,194,472)	(7,849,835)
Amortization of Financing Costs	(829,017)	(522,250)	(462,362)

Total Other Income (Expense)	(7,215,652)	(2,680,285)	1,622,567

Income Before Gain (Loss) on Sales of
Investment Property and Equipment	2,224,473	4,230,490	5,818,020
Gain (Loss) on Sales of Investment Property
and Equipment	(80,268)	7,313	18,803

NET INCOME	2,144,205	4,237,803	5,836,823

Less: Preferred Dividends	8,267,198	7,556,588	7,556,588

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	$(6,122,993)	$(3,318,785)	$(1,719,765)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
Basic Income Per Share:

Net Income	$0.08	$0.19	$0.31
Less: Preferred Dividends	(0.32)	(0.34)	(0.40)

Net Loss Attributable to Common Shareholders	$(0.24)	$(0.15)	$(0.09)

Diluted Income Per Share:

Net Income	$0.08	$0.19	$0.31
Less: Preferred Dividends	(0.32)	(0.34)	(0.40)

Net Loss Attributable to Common Shareholders	$(0.24)	$(0.15)	$(0.09)

Weighted Average Shares Outstanding:

Basic	25,932,626	22,496,103	18,724,321
Diluted	25,972,807	22,539,708	18,789,662

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	2015	2014	2013
Net Income	$2,144,205	$4,237,803	$5,836,823

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year	(6,930,717)	5,505,772	(1,441,406)
Reclassification Adjustment for Net Gains Realized in Income	(204,230)	(1,542,589)	(4,055,812)
Change in Fair Value of Interest Rate Swap Agreements	37,985	155	337,955

Comprehensive Income (Loss)	(4,952,757)	8,201,141	677,560
Less: Preferred Dividends	(8,267,198)	(7,556,588)	(7,556,588)

Comprehensive Income (Loss) Attributable to Common
Shareholders	$(13,219,955)	$644,553	$(6,879,028)

See Accompanying Notes to the Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

			Preferred	Preferred
	Common Stock Issued		Stock	Stock
	Number	Amount	Series A	Series B
Balance December 31, 2012	17,111,882	$1,711,188	$91,595,000	$-0-

Common Stock Issued with the DRIP*	3,658,010	365,801	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available
for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2013	20,769,892	2,076,989	91,595,000	-0-

Common Stock Issued with the DRIP*	3,554,191	355,419	-0-	-0-
Common Stock Issued through Restricted Stock Awards	25,000	2,500	-0-	-0-
Common Stock Issued through Stock Options	23,000	2,300	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available
for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2014	24,372,083	2,437,208	91,595,000	-0-

Common Stock Issued with the DRIP*	2,657,255	265,726	-0-	-0-
Common Stock Issued through Restricted Stock Awards	35,000	3,500	-0-	-0-
Common Stock Issued through Stock Options	22,500	2,250	-0-	-0-
Preferred Stock Issued through Direct Placement, net	-0-	-0-	-0-	45,030,000
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available
for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2015	27,086,838	$2,708,684	$91,595,000	$45,030,000

*	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

		Accumulated	Undistributed
	Additional	Other	Income	Total
	Paid-In	Comprehensive	(Accumulated	Shareholders’
	Capital	Income (Loss)	Deficit)	Equity
Balance December 31, 2012	$76,110,692	$6,236,161	$(667,793)	$174,985,248

Common Stock Issued with the DRIP*	34,826,838	-0-	-0-	35,192,639
Distributions	(15,283,236)	-0-	(5,836,823)	(21,120,059)
Stock Compensation Expense	850,349	-0-	-0-	850,349
Net Income	-0-	-0-	5,836,823	5,836,823
Unrealized Net Holding Gain on Securities Available
for Sale Net of Reclassification Adjustment	-0-	(5,497,218)	-0-	(5,497,218)
Interest Rate Swaps	-0-	337,955	-0-	337,955

Balance December 31, 2013	96,504,643	1,076,898	(667,793)	190,585,737

Common Stock Issued with the DRIP*	32,436,820	-0-	-0-	32,792,239
Common Stock Issued through Restricted Stock Awards	(2,500)	-0-	-0-	-0-
Common Stock Issued through Stock Options	165,160	-0-	-0-	167,460
Distributions	(19,604,613)	-0-	(4,237,803)	(23,842,416)
Stock Compensation Expense	922,944	-0-	-0-	922,944
Net Income	-0-	-0-	4,237,803	4,237,803
Unrealized Net Holding Gain on Securities Available
for Sale Net of Reclassification Adjustment	-0-	3,963,183	-0-	3,963,183
Interest Rate Swaps	-0-	155	-0-	155

Balance December 31, 2014	110,422,454	5,040,236	(667,793)	208,827,105

Common Stock Issued with the DRIP*	24,334,092	-0-	-0-	24,599,818
Common Stock Issued through Restricted Stock Awards	(3,500)	-0-	-0-	-0-
Common Stock Issued through Stock Options	167,825	-0-	-0-	170,075
Preferred Stock Issued through Direct Placement, net	(1,987,876)	-0-	-0-	43,042,124
Distributions	(24,159,503)	-0-	(2,144,205)	(26,303,708)
Stock Compensation Expense	855,768	-0-	-0-	855,768
Net Income	-0-	-0-	2,144,205	2,144,205
Unrealized Net Holding Loss on Securities Available
for Sale Net of Reclassification Adjustment	-0-	(7,134,947)	-0-	(7,134,947)
Interest Rate Swaps	-0-	37,985	-0-	37,985

Balance December 31, 2015	$109,629,260	$(2,056,726)	$(667,793)	$246,238,425

*	Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,144,205	$4,237,803	$5,836,823
Non-cash items included in Net Income:
Depreciation	18,877,511	15,163,420	11,681,724
Amortization of Financing Costs	829,017	522,250	462,362
Stock Compensation Expense	855,768	922,944	850,349
Provision for Uncollectible Notes and Other Receivables	1,123,926	1,020,655	760,570
Gain on Sale of Securities Transactions, net	(204,230)	(1,542,589)	(4,055,812)
(Gain) Loss on Sales of Investment Property & Equipment	80,268	(7,313)	(18,803)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(2,004,695)	1,479,326	(1,930,961)
Notes and Other Receivables	840,066	279,590	(4,066,431)
Prepaid Expenses	(706,779)	553,730	(271,975)
Accounts Payable	991,997	195,580	558,692
Accrued Liabilities and Deposits	1,976,958	904,960	581,139
Tenant Security Deposits	904,200	596,105	850,411
Net Cash Provided by Operating Activities	25,708,212	24,326,461	11,238,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities,
net of mortgages assumed	(78,926,525)	(15,879,551)	(80,574,921)
Purchase of Investment Property and Equipment	(51,218,338)	(41,858,627)	(26,815,409)
Proceeds from Sales of Investment Property and Equipment	777,394	768,641	915,113
Additions to Land Development Costs	(921,141)	(268,983)	(519,214)
Purchase of Securities Available for Sale	(23,019,035)	(9,707,038)	(22,352,376)
Proceeds from Sales of Securities Available for Sale	4,633,019	10,911,791	18,981,468
Net Cash Used by Investing Activities	(148,674,626)	(56,033,767)	(110,365,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	139,432,000	-0	-	53,760,000
Net Proceeds from Short-Term Borrowings	(19,452,727)	28,320,234	38,677,391
Principal Payments of Mortgages and Loans	(37,756,234)	(4,639,539)	(9,686,487)
Financing Costs on Debt	(2,311,829)	(623,023)	(1,116,914)
Proceeds from Issuance of Common Stock, net of reinvestments	22,593,531	30,933,748	33,330,652
Proceeds from Registered Direct Placement of Preferred Stock,
net of offering costs	43,042,124	-0	-	-0	-
Proceeds from Exercise of Stock Options	170,075	167,460	-0	-
Preferred Dividends Paid	(7,556,588)	(7,556,588)	(7,556,588)
Common Dividends Paid, net of Reinvestments	(16,740,833)	(14,427,337)	(11,701,484)
Net Cash Provided by Financing Activities	121,419,519	32,174,955	95,706,570

Net Increase (Decrease) In Cash and Cash Equivalents	(1,546,895)	467,649	(3,420,681)
Cash and Cash Equivalents at Beginning of Year	8,082,792	7,615,143	11,035,824

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,535,897	$8,082,792	$7,615,143

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

NOTE 1 – ORGANIZATION

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (the “Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells manufactured home in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

As of December 31, 2015, the Company owns and operates ninety-eight manufactured home communities containing approximately 17,800 developed sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION
Allentown	Memphis, Tennessee
Auburn Estates	Orrville, Ohio
Birchwood Farms	Birch Run, Michigan
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedarcrest	Vineland, New Jersey
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Sayre, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
D & R Village	Clifton Park, New York
Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio

MANUFACTURED HOME COMMUNITY	LOCATION
Fairview Manor	Millville, New Jersey
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Maple Manor	Taylor, Pennsylvania
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Monroe Valley	Ephrata, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mountaintop	Ephrata, Pennsylvania
Oak Ridge Estates	Elkhart, Indiana
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Falls, Ohio
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Falls, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View Danboro	Doylestown, Pennsylvania
Valley View Honeybrook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Weatherly Estates	Lebanon, Tennessee
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

Basis of Presentation

The Company prepares its financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s subsidiaries are all 100% wholly-owned. The consolidated financial statements of the Company include all of these subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

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

The Company applies Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360-10, Property, Plant & Equipment (“ASC 360-10”) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2015, the undiscounted cash flows over the expected holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 requires that transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions be expensed as incurred.

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

Securities Available for Sale

Investments in securities available for sale primarily consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 15% of its undepreciated assets. These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. The Company normally holds REIT securities on a long term basis and has the ability and intent to hold securities to recovery, as of December 31, 2015 and 2014, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on identifiable cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) is reflected as Comprehensive Income (loss).

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

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. Total notes receivables at December 31, 2015 and 2014 was $18,281,392 and $20,761,642, respectively. At December 31, 2015 and 2014, the reserves for uncollectible accounts, notes and other receivables were $1,040,415 and $1,068,465, respectively. For the years ended December 31, 2015, 2014 and 2013, the provisions for uncollectible notes and other receivables were $1,123,926, $1,020,655 and $760,570, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2015, 2014 and 2013 amounted to $1,151,976, $1,049,577 and $601,178, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. The average interest rate on these loans is approximately 9.5% and the average maturity is approximately 10 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized on a straight-line basis over the term of the related obligations, which is not materially different than the effective interest method. Unamortized costs are charged to expense upon prepayment of the obligation. As of December 31, 2015 and 2014, accumulated amortization amounted to $2,455,392 and $1,555,818, respectively. The Company estimates that aggregate amortization expense will be approximately $629,000 for 2016, $501,000 for 2017, $440,000 for 2018, $434,000 for 2019 and $388,000 for 2020.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on our variable rate debt. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company does enter into various interest rate swap agreements that have the effect of fixing interest rates relative to specific mortgage loans.

As of December 31, 2015, the Company has an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

		Mortgage	Effective	Balance
Mortgage	Due Date	Interest Rate	Fixed Rate	12/31/15
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$ 11,416,309

The Company's interest rate swap agreement is based upon 30-day LIBOR. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying mortgage. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 13 for information on the determination of fair value). The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of December 31, 2015, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of this derivatives of $(1,700) and $(39,685) as of December 31, 2015 and 2014, respectively, was recorded as a component of Accumulated Other Comprehensive Income (Loss), with the corresponding liability included in Accrued Liabilities and Deposits.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured home sites. The Company also owns approximately 3,700 rental units which are rented to residents. Rental and related income is recognized on the accrual basis over the term of the lease, which is typically one year or less.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period (25,932,626; 22,496,103 and 18,724,321 in 2015, 2014 and 2013, respectively). Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method (25,972,807; 22,539,708 and 18,789,662 in 2015, 2014 and 2013, respectively) (See Note 6). The common stock equivalent resulting from options in the amount of 40,181; 43,605 and 65,341 for 2015, 2014 and 2013, respectively, are included in the diluted weighted average shares outstanding. As of December 31, 2015, 2014 and 2013, options to purchase 982,000, 1,125,000 and 502,000 shares, respectively, were antidilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs, which is included in General and Administrative Expenses, of $855,768, $922,944 and $850,349 have been recognized in 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, compensation costs included a one-time charge of $102,000, $98,000, and $142,000, respectively, for stock option grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 6 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

Income Tax

The Company has elected to be taxed as a REIT under the applicable provisions of Sections 856 to 860 of the Internal Revenue Code. Under such provisions, the Company will not be taxed on that portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT. The Company has and intends to continue to distribute all of its income currently, and therefore no provision has been made for income or excise taxes. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Company is also subject to certain state and local income, excise or franchise taxes. In addition, the Company has a taxable REIT Subsidiaries (“TRS”) which is subject to federal and state income taxes at regular corporate tax rates (See Note 11).

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2015. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2015, the tax years 2012 through and including 2015 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” as a new Topic, ASC Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the method and timing of adoption.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions in 2015

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

On August 19, 2015, the Company completed the first tranche of a six community acquisition for a total purchase price of $68,600,000. This tranche consisted of three manufactured home communities, two located in Ohio and one located in Michigan, for $32,500,000. These three all-age communities contain 897 developed homesites that are situated on approximately 177 total acres. At the date of acquisition, the average occupancy for these communities was approximately 69%. In conjunction with this acquisition, the Company completed the financing of six manufactured home communities, including these three communities, for total proceeds of approximately $43,100,000.

On October 16, 2015, the Company completed the second tranche of the six community acquisition. This tranche consisted of three manufactured home communities, located in Indiana, for $36,100,000. These three all-age communities contain 1,254 developed home sites, situated on approximately 316 total acres. At the date of acquisition, the average occupancy for these communities was approximately 56%. In conjunction with this acquisition, the Company obtained an $8,851,000 Freddie Mac mortgage through Wells Fargo on one of the acquired communities, Holiday Village in Elkhart, Indiana. The interest rate on this mortgage is fixed at 3.96%. This mortgage matures on November 1, 2025, with principal repayments based on a 30-year amortization schedule.

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

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the result of the acquired assets are included in the statements of income (loss) from the dates of acquisition. The allocations of the fair value of the assets acquired is subject to further adjustment as final costs and valuations are determined. The following table summarizes the estimated fair value of the assets acquired for the year ended December 31, 2015 and 2014:

	Fair Value at Acquisition Date
	2015	2014
	Acquisitions	Acquisitions
Assets Acquired:
Land	$6,109,300	$4,810,300
Depreciable Property	74,889,775	37,674,248
Other	217,925	65,452
Total Assets Acquired	$81,217,000	$42,550,000

See Note 5 for additional information relating to loans and mortgages payable and Note 16 for the Unaudited Pro Forma Financial Information relating to these acquisitions

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2015	December 31, 2014
Site and Land Improvements	$85,654,138	$74,129,770
Buildings and Improvements	4,217,886	3,583,269
Rental Homes and Accessories	17,767,602	12,706,873
Equipment and Vehicles	10,121,520	9,102,268
Total Accumulated Depreciation	$117,761,146	$99,522,180

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist of common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

As of December 31, 2015 and 2014, the Company’s securities are all classified as available-for-sale. See Note 13 for Fair Value Measurements.

The following is a listing of securities available for sale at December 31, 2015:

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value
Equity Securities:
Preferred Stock:
Ashford Hospitality Trust, Inc.	A	8.550%	10,000	$251,205	$252,480
CBL & Associates Properties, Inc.	D	7.375%	2,000	50,269	50,580
CBL & Associates Properties, Inc.	E	6.625%	62,724	1,487,144	1,564,963
Cedar Realty Trust, Inc.	B	7.250%	54,596	1,310,210	1,348,510
Chesapeake Lodging Trust	A	7.750%	20,000	500,000	516,600
Corporate Office Properties Trust	L	7.375%	26,000	650,330	670,280
CubeSmart	A	7.750%	2,000	52,153	52,280
Dupont Fabros Technology, Inc.	A	7.875%	26,412	657,703	668,224
Dupont Fabros Technology, Inc.	B	7.625%	10,000	250,000	252,100
Kilroy Realty Corporation	G	6.875%	34,948	844,770	902,008
LaSalle Hotel Properties	H	7.500%	40,000	982,589	1,006,000
Pennsylvania Real Estate Investment Trust	A	8.250%	68,800	1,720,885	1,775,728
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	1,008,400
Retail Properties of America, Inc.	A	7.000%	20,000	481,949	513,000
Stag Industrial, Inc.	B	6.625%	20,100	470,007	509,334
Summit Hotel Properties, Inc	B	7.875%	20,000	500,000	515,998
Sun Communities, Inc.	A	7.125%	45,000	1,117,377	1,179,000
Terreno Realty Corporation	A	7.750%	20,300	507,791	516,840
Urstadt Biddle Properties, Inc.	F	7.125%	30,421	756,305	786,687
Urstadt Biddle Properties, Inc.	G	6.750%	5,000	125,000	130,700
Total Preferred Stock				13,715,687	14,219,712

Common Stock:
CBL & Associates Properties, Inc			135,000	2,295,133	1,669,951
Getty Realty Corporation			135,000	2,544,483	2,315,250
Gladstone Commercial Corporation			55,000	946,184	802,450
Government Properties Income Trust			550,000	11,244,317	8,728,500
Mack-Cali Realty Corporation			135,000	3,095,616	3,152,250
Monmouth Real Estate Investment Corporation (1)			2,125,270	17,855,054	22,230,328
Nobility Homes Inc.			20,000	158,200	242,000
Parkway Properties Inc.			55,000	959,887	859,650
RMR Group, Inc.			19,712	256,256	284,050
Select Income Real Estate Investment Trust			700,000	16,909,351	13,874,000
Senior Housing Properties Trust			175,911	3,032,483	2,610,519
Urstadt Biddle Properties, Inc.			55,000	1,103,323	1,058,200
Vereit, Inc.			25,000	202,787	198,000
Weingarten Realty Investors			80,000	2,747,526	2,766,400
Total Common Stock				63,350,600	60,791,548

Total Securities Available for Sale				$77,066,287	$75,011,260

(1)	Related entity – See Note 8.

The following is a listing of securities available for sale at December 31, 2014:

		Interest	Number		Market
	Series	Rate	Of Shares	Cost	Value
Equity Securities:
Preferred Stock:
Ashford Hospitality Trust, Inc.	A	8.550%	10,000	$251,205	$257,800
Campus Crest Communities, Inc.	A	8.000%	30,000	751,222	766,500
CBL & Associates Properties, Inc.	D	7.375%	2,000	50,269	50,400
CBL & Associates Properties, Inc.	E	6.625%	65,000	1,543,385	1,632,800
Cedar Realty Trust, Inc.	B	7.250%	50,905	1,215,497	1,337,789
Chesapeake Lodging Trust	A	7.750%	20,000	500,000	526,000
Corporate Office Properties Trust	L	7.375%	26,000	650,330	678,080
CubeSmart	A	7.750%	2,000	52,153	53,952
Digital Realty Trust, Inc.	F	6.625%	2,000	44,870	51,000
Dupont Fabros Technology, Inc.	A	7.875%	26,412	657,703	672,336
Dupont Fabros Technology, Inc.	B	7.625%	10,000	250,000	255,200
EPR Properties	F	6.625%	20,000	472,680	504,000
Equity LifeStyle Properties, Inc.	C	6.750%	2,000	46,885	52,400
Glimcher Realty Trust	I	6.875%	39,738	964,267	1,017,690
Kilroy Realty Corporation	G	6.875%	34,948	844,770	913,436
Kilroy Realty Corporation	H	6.380%	10,000	235,486	250,000
Kite Realty Group Trust	A	8.250%	50,000	1,227,138	1,304,000
LaSalle Hotel Properties	H	7.500%	40,000	982,589	1,050,800
Pennsylvania Real Estate Investment Trust	A	8.250%	94,000	2,350,885	2,467,500
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	1,035,460
Retail Properties of America, Inc.	A	7.000%	20,000	481,949	524,000
Stag Industrial, Inc.	B	6.625%	20,100	470,007	516,110
Summit Hotel Properties, Inc	B	7.875%	20,000	500,000	525,400
Sun Communities, Inc.	A	7.125%	45,000	1,117,377	1,155,600
Terreno Realty Corporation	A	7.750%	20,300	507,791	520,898
Urstadt Biddle Properties, Inc.	F	7.125%	30,421	756,305	798,232
Urstadt Biddle Properties, Inc.	G	6.750%	5,000	125,000	128,600
Total Preferred Stock				18,049,763	19,045,983

Common Stock:
CBL & Associates Properties, Inc			60,000	1,108,384	1,165,200
Getty Realty Corporation			130,000	2,457,219	2,367,300
Gladstone Commercial Corporation			50,000	856,545	858,500
Government Properties Income Trust			210,000	5,059,017	4,832,100
Mack-Cali Realty Corporation			85,000	2,017,705	1,620,100
Monmouth Real Estate Investment Corp. (1)			1,995,809	16,644,510	22,093,602
Nobility Homes Inc.			20,000	158,200	215,000
Parkway Properties Inc.			10,000	182,343	183,900
Select Income REIT			373,473	9,981,576	9,116,476
Senior Housing Properties Trust			20,000	474,337	442,200
Urstadt Biddle Properties, Inc.			10,000	193,808	218,800
Weingarten Realty Investors			40,000	1,292,633	1,396,800
Total Common Stock				$40,426,277	$44,509,978

Total Securities Available for Sale				$58,476,040	$63,555,961

(1)	Related entity – See Note 8.

As of December 31, 2015, the Company held nine securities that the Company determined were temporarily impaired investments. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at December 31, 2015:

	Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred Stock	$-0-	$-0-	$-0-	$-0-
Common Stock	32,116,519	(7,121,428)	-0-	-0-

Total	$32,116,519	$(7,121,428)	$-0-	$-0-

The following is a summary of the range of the losses:

Number of
Individual
Securities	Fair Value	Unrealized Loss	Range of Loss
4	$4,431,100	$(379,381)	Less than or equal to 10%
3	17,286,969	(3,601,049)	Less than or equal to 20%
2	10,398,450	(3,140,998)	Less than or equal to 30%

9	$32,116,519	$(7,121,428)

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. As of December 31, 2015, 2014 and 2013, the securities portfolio had net unrealized holding gains (losses) of $(2,055,027), $5,079,921 and $1,116,738, respectively.

During the years ended December 31, 2015, 2014 and 2013, the Company received proceeds of $4,633,019, $10,911,791 and $18,981,468, on sales or redemptions of securities available for sale, respectively. The Company recorded the following Gain (Loss) on Sale of Securities Transactions, net:

	2015	2014	2013
Gross realized gains	$208,200	$1,555,656	$4,284,934
Gross realized losses	(3,970)	(13,067)	(229,122)

Gains on Sale of Securities Transactions, net	$204,230	$1,542,589	$4,055,812

The Company had margin loan balances of $15,766,573 and $19,392,382 at December 31, 2015 and 2014, respectively, which were collateralized by the Company’s securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company may purchase securities on margin. The interest rates charged on the margin loans at December 31, 2015 and 2014 was 2%. These margin loans are due on demand. At December 31, 2015 and 2014, respectively, the margin loans amounted to $15,766,573 and $19,392,382, respectively, and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 2 times.

The Company has revolving credit agreements totaling $22,500,000 with Customers Bank, Northpoint Commercial Finance and 21st Mortgage Corporation (“21st Mortgage”) to finance inventory purchases. Interest rates on these agreements range from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months. As of December 31, 2015 and 2014, the total amount outstanding on these lines was $12,112,039 and $8,323,300, respectively, with a weighted average interest rate of 6.5% and 6.6%, respectively.

On September 29, 2014, the Company entered into a new revolving line of credit with OceanFirst Bank (“OceanFirst Line”) secured by the Company’s eligible notes receivable. The maximum availability on this line is $10.0 million. Interest is at a variable rate of prime plus 50 basis points (0.5%) and matures on June 1, 2017. This line replaces the revolving line of credit with Sun National Bank which was fully repaid with proceeds from the OceanFirst Line. As of December 31, 2015 and 2014, the amount outstanding on this revolving line of credit was $10,000,000, and the interest rate was 4.00% and 3.75%, respectively.

The Company has an agreement with 21st Mortgage to finance the Company’s purchase of rental units. These loans are at an interest rate of 6.99%, with an origination fee of 2% on new units and 3% on existing units. These loans will have a 10 year term from the date of the borrowing. The amount outstanding on this loan was $671,717 and $723,548, as of December 31, 2015 and 2014, respectively.

On October 30, 2014, the Company obtained a $4,000,000 loan from Two River Community Bank, secured by 1,000,000 shares of Monmouth Real Estate Investment Corporation common stock. This loan is at an interest rate of 4.625%, with interest only payments through October 2017, and matures on October 30, 2019. The amount outstanding on this loan was $4,000,000 as of December 31, 2015 and 2014, respectively. The Company also has $436,174 in automotive loans with a weighted average interest rate of 3.61%.

Unsecured Lines of Credit

On March 29, 2013, the Company entered into a $35 million Unsecured Revolving Credit Facility with Bank of Montreal (“Credit Facility”). The Company has the ability to increase the borrowing capacity by an amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement. The maturity date of the Credit Facility is March 29, 2016 with a one year extension available at the Company’s option. On February 25, 2016, this Credit Facility was extended to March 29, 2017. Borrowings under the Credit Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness. Borrowings will bear interest at the Company’s option of LIBOR plus 2.00% to 2.75% or BMO’s prime lending rate plus 1.00% to 1.75%, based on the Company’s overall leverage. Based on leverage ratios, interest on this borrowing is at LIBOR plus 275 basis points or 2.80% as of December 31, 2015, and LIBOR plus 275 basis points or 2.91% as of December 31, 2014. The Company incurs a fee on the unused commitment amount of up to 0.35% per annum. The Credit Facility replaces the Company’s former $5.0 million unsecured line of credit, which was at an interest rate of LIBOR plus 375 basis points. As of December 31, 2015, the amount outstanding on the Credit Facility was $15,000,000.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows:

Year Ended December 31,
2016	$12,258,341
2017	25,150,314
2018	154,615
2019	4,156,447
2020	149,472
Thereafter	16,117,314

Total	$57,986,503

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding as of December 31, 2015. Interest is payable on these mortgages at fixed rates ranging from 3.71% to 12.75%, with a weighted average interest rate of 4.5%. This compares to a weighted average interest rate of 4.8% as of December 31, 2014. As of December 31, 2015, the weighted average loan maturity of the Mortgage Notes Payable was 7.1 years. This compares to a weighted average loan maturity of the Mortgage Notes Payable of 5.2 years as of December 31, 2014.

The following is a summary of mortgages payable at December 31, 2015 and 2014:

	At December 31, 2015			Balance at December 31,
Property	Due Date	Interest Rate		2015	2014
Allentown	10/01/25	4.06%		$13,873,376	$10,486,045	(1)
Brookview Village	04/01/25	3.92%		2,884,660	-0-
Candlewick Court	09/01/25	4.10%		4,629,572	-0-
Catalina	08/19/25	4.20%		5,936,296	-0-
Cedarcrest	04/01/25	3.71%		12,501,441	8,966,785
Clinton Mobile Home Resort	10/01/25	4.06%		3,641,139	-0-	(1)
Cranberry Village	04/01/25	3.92%		7,911,589	-0-
D & R Village	03/01/25	3.85%		7,983,634	6,803,625
Fairview Manor	02/01/17	5.785%		9,921,261	10,139,450
Forest Park Village	09/01/25	4.10%		8,632,586	-0-
Hayden Heights	04/01/25	3.92%		2,173,861	-0-
Heather Highlands	08/28/18	Prime + 1.0%		678,288	989,773
Highland Estates	09/01/17	6.175%		9,226,700	9,408,128
Holiday Village	09/01/25	4.10%		8,214,880	-0-
Holiday Village- IN	11/01/25	3.96%		8,826,242	-0-
Holly Acres Estates	10/05/21	6.50%		2,260,360	-0-
Kinnebrook Village	04/01/25	3.92%		4,202,600	-0-
Lake Sherman Village	09/01/25	4.10%		5,708,646	-0-
Olmstead Falls	04/01/25	3.98%		2,172,210	-0-
Oxford Village	01/01/20	5.94%		7,162,128	7,350,261
Shady Hills	04/01/25	3.92%		5,182,910	-0-
Somerset Estates and Whispering Pines	02/26/19	4.89%		566,425	731,900
Suburban Estates	10/01/25	4.06%		5,784,391	-0-	(2)
Sunny Acres	10/01/25	4.06%		6,438,720	6,417,395	(2)
Southwind Village	01/01/20	5.94%		5,720,900	5,871,176
Trailmont	04/01/25	3.92%		3,455,273	-0-
Twin Oaks	12/01/19	5.75%		2,567,451	2,637,078
Weatherly Estates	04/01/25	3.92%		8,430,867	-0-
Worthington Arms	09/01/25	4.10%		9,678,840	-0-
Various (3 properties)	05/01/16	6.66%	(3)	8,618,982	8,796,064
Various (4 properties)	07/01/23	4.975%		8,363,756	8,495,880
Various (5 properties)	01/01/22	4.25%		14,382,719	14,679,583
Various (5 properties)	12/06/22	4.75%		7,426,995	7,554,281
Various (5 properties)	02/01/18	6.83%		8,954,713	9,083,178
Various (11 properties)	08/01/17	LIBOR + 3.0%		11,416,309	12,177,725
Various (13 properties)	03/01/23	4.065%		51,106,376	52,082,527

Total Mortgages Payable				$286,637,096	$182,670,854

(1)	Represents one mortgage note payable secured by Allentown and Clinton Mobile Home Resort in 2014.
(2)	Represents one mortgage note payable secured by Suburban Estates and Sunny Acres in 2014.
(3)	Represents the weighted- average interest rate of one mortgage with two notes with interest rates of 6.23% and 12.75%.

At December 31, 2015 and 2014, mortgages were collateralized by real property with a carrying value of $444,098,037 and $294,759,460, respectively, before accumulated depreciation and amortization. Interest costs amounting to $277,944, $280,354 and $247,186 were capitalized during 2015, 2014 and 2013, respectively, in connection with the Company’s expansion program.

Recent Transactions

During the year ended December 31, 2015

On January 21, 2015, the Company assumed a mortgage loan of $2,300,0000 in conjunction with its acquisition of Holly Acres. The interest rate on this mortgage is fixed at 6.5%. This mortgage matures on October 5, 2021.

On February 27, 2015, the Company obtained an $8,100,000 Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage through Wells Fargo Bank, N.A. (“Wells Fargo”) on D&R Village. The interest rate on this mortgage is fixed at 3.85%. This mortgage matures on March 1, 2025, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage were used to repay the existing D&R Village and Waterfalls Village mortgage of approximately $6.8 million, which had a variable rate of LIBOR plus 2.25%.

On March 6, 2015, the Company obtained a $2,200,000 Freddie Mac mortgage through Wells Fargo on Olmsted Falls. The interest rate on this mortgage is fixed at 3.98%. This mortgage matures on April 1, 2025, with principal repayments based on a 30-year amortization schedule.

On March 20, 2015, the Company obtained seven Freddie Mac mortgages totaling $34,685,000 through Wells Fargo on the following communities: Brookview Village, Cranberry Village, Hayden Heights, Kinnebrook, Shady Hills, Trailmont and Weatherly Estates. The interest rates on these mortgages are fixed at 3.92%. These mortgages mature on April 1, 2025, with principal repayments based on a 30-year amortization schedule.

On April 1, 2015, the Company obtained a $12,670,000 Freddie Mac mortgage through Wells Fargo on Cedarcrest. The interest rate on this mortgage is fixed at 3.71%. This mortgage matures on April 1, 2025, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage were used to repay the existing Cedarcrest Village mortgage of approximately $8.9 million, which had an interest rate of 5.125%. The Company incurred a prepayment penalty of approximately $89,000 on this repayment.

On August 19, 2015, the Company obtained five Freddie Mac mortgages totaling $37,067,000 through Wells Fargo for the following communities: Candlewick Court, Forest Park Village, Holiday Village, Lake Sherman Village and Worthington Arms. The interest rate on these mortgages is fixed at 4.1%. These mortgages mature on September 1, 2025, with principal repayment based on a 30-year amortization schedule.

On August 19, 2015, the Company obtained a $6,000,000 mortgage loan on Catalina from OceanFirst Bank. This mortgage is at a fixed rate of 4.2% and matures on August 19, 2025. The interest rate will be reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 2.15%.

On October 1, 2015, the Company obtained four Freddie Mac mortgages totaling $29,859,000 through Wells Fargo for the following communities: Allentown, Clinton Mobile Home Resort, Suburban Estates and Sunny Acres. The interest rates on these mortgages are fixed at 4.06%. These mortgages mature October 1, 2025, with principal repayments based on a 30-year amortization schedule. Proceeds from these mortgages were used to repay the existing mortgages of approximately $16.6 million, with a weighted average interest rate of 4.24%. The Company incurred total prepayment fees and penalties of approximately $154,000 on these repayments.

On October 16, 2015, the Company obtained an $8,851,000 Freddie Mac mortgage through Wells Fargo on Holiday Village. The interest rate on this mortgage is fixed at 3.96%. This mortgage matures on November 1, 2025, with principal repayments based on a 30-year amortization schedule.

During the year ended December 31, 2014

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

The aggregate principal payments of all mortgages payable are scheduled as follows:

Year Ended December 31,
2016	$14,879,151
2017	34,593,334
2018	13,750,172
2019	18,613,935
2020	4,690,976
Thereafter	200,109,528

Total	$286,637,096

NOTE 6 – STOCK COMPENSATION PLAN

On June 13, 2013, the shareholders approved and ratified the Company's 2013 Stock Option and Stock Award Plan (the “2013 Plan”) authorizing the grant of stock options or restricted stock awards to directors, officers and key employees of options to purchase up to 3,000,000 shares of common stock. All options are exercisable one year from the date of grant. The option price shall not be below the fair market value at date of grant. If and to the extent that an award made under the 2013 Plan is forfeited, terminated, expires or is canceled unexercised, the number of shares associated with the forfeited, terminated, expired or canceled portion of the award shall again become available for additional awards under the 2013 Plan. The 2013 Plan replaced the Company's 2003 Stock Option Plan (the “2003 Plan”), which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired. Not more than 200,000 shares of the Company’s common stock may be granted as options in any one fiscal year to a participant under the 2013 Plan. In general, each option may be exercised only after one year of continued service with the Company.

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

Stock Options

During the year ended December 31, 2015, twenty-four employees were granted options to purchase a total of 425,000 shares. During the year ended December 31, 2014, twenty-five employees were granted options to purchase a total of 339,000 shares. During the year ended December 31, 2013, twenty-four employees were granted options to purchase a total of 392,000 shares. The fair value of these options for the years ended December 31, 2015, 2014 and 2013 was approximately $393,000, $332,000 and $556,000, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period. The remaining unamortized stock option expense was $125,305 as of December 31, 2015, and that amount will be expensed in 2016.

The Company calculates the fair value of each option grant on the grant date using the Black-Scholes option-pricing model which requires the Company to provide certain inputs, as follows:

●	The assumed dividend yield is based on the Company’s expectation of an annual dividend rate for regular dividends over the estimated life of the option.

●	Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant.

●	The risk-free interest rate utilized is the interest rate on U.S. Government Bonds and Notes having the same life as the estimated life of the Company’s option awards.

●	Expected life of the options granted is estimated based on historical data reflecting actual hold periods.

●	Estimated forfeiture is based on historical data reflecting actual forfeitures.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the following years:

	2015	2014	2013
Dividend yield	7.37%	7.14%	6.67%
Expected volatility	27.17%	27.12%	32.37%
Risk-free interest rate	2.12%	2.23%	1.96%
Expected lives	8	8	8
Estimated forfeitures	-0-	-0-	-0-

During the year ended December 31, 2015, options to five employees to purchase a total of 22,500 shares were exercised. During the year ended December 31, 2014, options to two employees to purchase a total of 23,000 shares were exercised. During the year ended December 31, 2013, no options were exercised. During the year ended December 31, 2015, options to sixteen employees to purchase a total of 143,000 shares expired or were forfeited. During the year ended December 31, 2014, options to eleven employees to purchase a total of 108,000 shares expired. During the year ended December 31, 2013, options to ten employees to purchase a total of 84,000 shares expired.

A summary of the status of the Company’s stock option plans as of December 31, 2015, 2014 and 2013 and changes during the years then ended are as follows:

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	1,301,000	$10.34	1,093,000	$10.86	785,000	$11.71
Granted	425,000	9.82	339,000	9.85	392,000	10.08
Exercised	(22,500)	7.56	(23,000)	7.28	-0-	-0-
Forfeited	(37,000)	10.63	-0-	-0-	-0-	-0-
Expired	(106,000)	14.84	(108,000)	14.52	(84,000)	15.51
Outstanding at end of
year	1,560,500	9.92	1,301,000	10.34	1,093,000	10.86
Options exercisable at
end of year	1,135,500		962,000		701,000
Weighted-average fair
value of options
granted during the year		$0.93		$0.98		$1.42

The following is a summary of stock options outstanding as of December 31, 2015:

	Number of	Number of			Expiration
Date of Grant	Employees	Shares		Option Price	Date
01/08/08	1	42,300		11.79	01/08/16
01/08/08	1	7,700		12.97	01/08/16
09/25/08	7	20,500		7.55	09/25/16
01/07/09	1	14,000		7.12	01/07/17
01/07/09	1	61,000		6.47	01/07/17
06/22/09	8	33,000		7.57	06/22/17
01/08/10	1	10,900		9.13	01/08/18
01/08/10	1	14,100		8.30	01/08/18
07/27/10	11	74,000		11.40	07/27/18
07/05/11	11	74,000		11.16	07/05/19
08/29/12	13	82,000		11.29	08/29/20
02/28/13	1	10,000		10.02	02/28/21
06/26/13	22	366,000		10.08	06/26/21
06/11/14	23	326,000		9.85	06/11/22
06/24/15	24	425,000	*	9.82	06/24/23

		1,560,500

*	Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2015, 2014 and 2013 was $669,098, $395,243 and $421,563, respectively, of which $541,598, $395,243 and $421,563 relate to options exercisable. The intrinsic value of options exercised in 2015, 2014 and 2013 was $62,230, $57,250 and $-0-, respectively, determined as of the date of option exercise. The weighted-average remaining contractual term of the above options was 5.4, 4.3 and 4.8 years as of December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, amounts charged to stock compensation expense relating to stock option grants, which is included in General and Administrative Expenses, totaled $365,560, $437,063 and $411,017, respectively.

Restricted Stock

On February 5, 2015, the Company awarded 25,000 shares of restricted stock to one participant. On September 16, 2015, the Company awarded 10,000 shares to ten participants. During 2014, the Company awarded 25,000 shares of restricted stock to one participant. During 2013, the Company did not award any restricted stock grants. The grant date fair value of restricted stock grants awarded to participants was $334,450, $232,750 and $-0- for the years ended December 31, 2015, 2014 and 2013, respectively. These grants vest in equal installments over five years. As of December 31, 2015, there remained a total of $689,671 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.8 years. For the years ended December 31, 2015, 2014 and 2013, amounts charged to stock compensation expense related to restricted stock grants, which is included in General and Administrative Expenses, totaled $490,208, $485,881 and $439,332, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2015, 2014 and 2013, and changes during the year ended December 31, 2015, 2014 and 2013 are presented below:

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested at
beginning of year	137,346	$10.37	152,292	$10.77	187,470	$10.90
Granted	35,000	9.56	25,000	9.31	-0-	-0-
Dividend Reinvested Shares	10,736	9.09	12,194	9.22	12,992	9.33
Vested	(61,840)	(9.63)	(52,140)	(10.77)	(48,170)	(10.90)

Non-vested at end of year	121,242	$9.83	137,346	$10.37	152,292	$10.77

As of December 31, 2015, there were 1,823,000 shares available for grant as stock options or restricted stock under the 2013 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2015, 2014 and 2013, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $167,971, $226,953 and $162,304 in 2015, 2014 and 2013, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are six Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (“MREIC”). The Company holds common stock of MREIC in its securities portfolio. As of December 31, 2015, the Company owns a total of 2,125,270 shares of MREIC common stock, representing 3.3% of the total shares outstanding at December 31, 2015 (See Note 4). The Company shares 1 officer (Chairman of the Board) and one employee with MREIC. Effective October 1, 2015, other than the Company’s Chairman of the Board, the Company does not share any employees with MREIC.

Employment Agreements and Compensation

The Company has three year employment agreements with its Chairman, President and Vice President.  The agreements provide for base compensation aggregating approximating $1 million. In addition, the agreements call for incentive bonuses, and an extension of services and severance payments upon certain future events, such as a change in control.

Other Matters

Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. On May 1, 2015, the Company renewed this lease for additional space and an additional seven-year term with monthly lease payments of $14,900 through April 30, 2020 and $15,300 through April 30, 2022. Management believes that the aforesaid rent is no more than what the Company would pay for comparable space elsewhere.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”), as amended. Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discounted price (approximately 95% of market value) directly from the Company, from authorized but unissued shares of the Company common stock. Shareholders may also purchase additional shares at this discounted price by making optional cash payments monthly. Optional cash payments must be not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company.

Amounts received in connection with the DRIP for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Amounts Received	$26,606,105	$34,650,730	$37,054,626
Less: Dividends Reinvested	2,006,287	1,858,491	1,861,987
Amounts Received, net	$24,599,818	$32,792,239	$35,192,639

Number of Shares Issued	2,657,255	3,554,191	3,658,010

Preferred Stock

As of December 31, 2015, the Company had a total of 3,663,800 shares of Series A Preferred Stock outstanding representing an aggregate liquidation preference of $91,595,000.

The annual dividend of the Series A Preferred Stock is $2.0625 per share, or 8.25%, of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15.

The Series A Preferred Stock, par value $0.10, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series A Preferred Stock is not redeemable prior to May 26, 2016. On and after May 26, 2016, the Series A Preferred Stock will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

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

On October 20, 2015, the Company issued and sold 1,801,200 shares of its 8.0% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) in a registered direct placement at a sale price of $25.00 per share. The Company received net proceeds from the offering of approximately $43 million, after deducting offering related expenses. Dividends on the Series B Preferred Stock are cumulative from October 20, 2015 at an annual rate of $2.00 per share and will be payable quarterly in arrears at March 15, June 15, September 15, and December 15. The first quarterly dividend payment date for the Series B Preferred Stock will be payable March 15, 2016 and will be for the dividend period from October 20, 2015 to February 29, 2016. A portion of the dividend to be paid on March 15, 2016, covering the period October 20, 2015 to December 31, 2015, amounting to $710,610 is included in the computation of net loss attributable to common shareholders in the accompanying consolidated financial statements.

The Series B Preferred Stock, par value $0.10, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series B Preferred Stock is not redeemable prior to October 20, 2020. On and after October 20, 2020, the Series B Preferred Stock will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

Upon the occurrence of a Delisting Event or Change of Control, as defined in the Prospectus of the Preferred Offering, each holder of the Series B Preferred Stock will have the right to convert all or part of the shares of the Series B Preferred Stock held, unless the Company elects to redeem the Series B Preferred Stock.

Holders of the Series B Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for six or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

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

Issuer Purchases of Equity Securities

On January 20, 2016, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company's common stock. The Repurchase Program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the Repurchase Program may be suspended, modified or discontinued at any time at the Company's discretion without prior notice. There have been no purchases under the Repurchase Program to date.

NOTE 10 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share
March 31	$4,481,730	$0.18	$3,853,595	$0.18	$3,155,607	$0.18
June 30	4,633,318	0.18	3,991,110	0.18	3,294,938	0.18
September 30	4,767,312	0.18	4,125,060	0.18	3,456,304	0.18
December 31	4,864,760	0.18	4,316,063	0.18	3,656,622	0.18

	$18,747,120	$0.72	$16,285,828	$0.72	$13,563,471	$0.72

These amounts do not include the discount on shares purchased through the Company’s DRIP.

On January 20, 2016, the Company declared a cash dividend of $0.18 per share to be paid on March 15, 2016 to common shareholders of record as of the close of business on February 16, 2016.

Preferred Stock

The following dividends were paid to holders of our Series A Preferred Stock during the year ended December 31, 2015, 2014 and 2013:

Declaration		Payment		Dividend
Date	Record Date	Date	Dividend	per Share
1/15/2015	2/17/2015	3/16/2015	$1,889,147	$0.515625
4/1/2015	5/15/2015	6/16/2015	1,889,147	0.515625
7/1/2015	8/15/2015	9/15/2015	1,889,147	0.515625
10/1/2015	11/17/2015	12/15/2015	1,889,147	0.515625

			$7,556,588	$2.0625

1/15/2014	2/18/2014	3/17/2014	$1,889,147	$0.515625
4/1/2014	5/15/2014	6/16/2014	1,889,147	0.515625
7/1/2014	8/15/2014	9/15/2014	1,889,147	0.515625
10/1/2014	11/17/2014	12/15/2014	1,889,147	0.515625

			$7,556,588	$2.0625

1/16/2013	2/15/2013	3/15/2013	$1,889,147	$0.515625
4/8/2013	5/15/2013	6/17/2013	1,889,147	0.515625
7/1/2013	8/15/2013	9/16/2013	1,889,147	0.515625
10/1/2013	11/15/2013	12/16/2013	1,889,147	0.515625

			$7,556,588	$2.0625

On January 20, 2016, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2015 through February 29, 2016, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 15, 2016 to preferred shareholders of record as of the close of business on February 16, 2016. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

On January 20, 2016, the Board of Directors declared an initial dividend of $0.72466 per share for the period from October 20, 2015 through February 29, 2016, on the Company's 8.0% Series B Cumulative Redeemable Preferred Stock payable March 15, 2016 to preferred shareholders of record as of the close of business on February 16, 2016. Series B preferred share dividends are cumulative and payable quarterly at an annual rate of $2.00 per share. A portion of the dividend to be paid on March 15, 2016, covering the period October 20, 2015 to December 31, 2015, amounting to $710,610 and is included in the computation of net loss attributable to common shareholders in the accompanying consolidated financial statements.

NOTE 11 – FEDERAL INCOME TAXES

Reconciliation Between GAAP Net Income and Taxable Income

The following table reconciles U.S. GAAP net income to taxable income for the years ended December 31, 2015, 2014, and 2013:

	2015
	Estimate	2014	2013
	(unaudited)	Actual	Actual
GAAP net income applicable to common
shareholders	$2,144,205	$4,237,803	$5,836,823
Add: GAAP net loss of taxable REIT subsidiary
included above	3,550,961	3,946,571	2,746,526
GAAP net income from REIT operations	5,695,166	8,184,374	8,583,349
Stock compensation expense	855,768	922,944	850,349
Acquisition costs and other book / tax
differences, net	(1,306,502)	465,955	351,413
Taxable income before adjustments	5,244,432	9,573,273	9,785,111
Less: Capital gains	(126,000)	(1,229,085)	(3,630,548)
Adjusted taxable income subject to 90% dividend
requirement	$5,118,432	$8,344,188	$6,154,563

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2015, 2014, and 2013:

	2015
	Estimate	2014	2013
	(unaudited)	Actual	Actual
Cash dividends paid	$26,303,708	$23,842,416	$21,120,059
Less: Portion designated as capital gains
distributions	(126,000)	(1,229,085)	(3,630,548)
Less: Return of capital	(21,059,276)	(14,269,143)	(11,334,948)

Dividends paid deduction	$5,118,432	$8,344,188	$6,154,563

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Ordinary income	$0.00000	0.00%	$0.01114	1.55%	$0.12844	17.84%
Capital gains	0.00000	0.00%	0.00265	.37%	0.05835	8.10%
Return of capital	0.72000	100.00%	0.70621	98.08%	0.53321	74.06%

	$0.72	100%	$0.72	100%	$0.72	100%

For the year ended December 31, 2015, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share ($1.36264 taxed as ordinary income, $0.03439 taxed as capital gains and $0.66547 as a return of capital). For the year ended December 31, 2014, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share ($1.66551 taxed as ordinary income and $0.39699 taxed as capital gains). For the year ended December 31, 2013, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share ($1.41816 taxed as ordinary income and $.64434 taxed as capital gains).

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2015, 2014 and 2013, S&F had operating losses for financial reporting purposes of $3,550,961, $3,946,571 and $2,746,526, respectively. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2015, 2014 and 2013, S&F recorded $15,000, $15,000 and $5,000, respectively, in federal, state and franchise taxes.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

In 2010, a rainstorm bringing 13 inches of rain in a two-hour period caused flooding at Memphis Blues (formerly Memphis Mobile City). A lawsuit was filed by a purported class of individuals alleging various claims based on federal and state discrimination and consumer protection laws, seeking monetary damages and injunctive relief. This case was settled in March, 2015. In conjunction with the settlement, the Company paid $125,000 to its insurance company for the Company’s share of the settlement and the Company has no further liability. This amount has been included in the Company’s community operating expenses. The Company is in the process of constructing a new manufactured home community at the former Memphis Blues location, which is expected to cost approximately $5.4 million.

In November 2013, the Company entered into an agreement with 21st Mortgage under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of December 31, 2015, there were eighty-six transactions under this agreement with a total original loan amount of approximately $4.5 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2015, the total loan balance was approximately $6.0 million.

NOTE 13 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2015 and 2014:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015:
Equity Securities - Preferred Stock	$14,219,712	$14,219,712	$-0-	$-0-
Equity Securities - Common Stock	60,791,548	60,791,548	-0-	-0-
Interest Rate Swap (1)	(1,700)	-0-	(1,700)	-0-
Total	$75,009,560	$75,011,260	$(1,700)	$-0-

December 31, 2014:
Equity Securities - Preferred Stock	$19,045,983	$19,045,983	$-0-	$-0-
Equity Securities - Common Stock	44,509,978	44,509,978	-0-	-0-
Interest Rate Swap (1)	(39,685)	-0-	(39,685)	-0-
Total	$63,516,276	$63,555,961	$(39,685)	$-0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. As of December 31, 2015, the fair and carrying value of fixed rate mortgages payable amounted to $276,657,074 and $274,542,499, respectively. As of December 31, 2014, the fair and carrying value of fixed rate mortgages payable amounted to $154,848,509 and $152,213,686, respectively. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities (See Note 1). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2015, 2014 and 2013 was $12,497,858, $10,832,747 and $8,185,305, respectively.

During the years ended December 31, 2015 and 2014, the Company assumed mortgages totaling approximately $2.3 million and $26.7 million for the acquisition of communities.

During the years ended December 31, 2015, 2014 and 2013, land development costs of $60,857, $100,372 and $77,562, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2015, 2014 and 2013, the Company had dividend reinvestments of $2,006,287, $1,858,491 and $1,861,987, respectively which required no cash transfers.

NOTE 15 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

The Company entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. The Company does not receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If the loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad and subsequently purchased by the Company

On January 7, 2016, the Company obtained a $7,200,000 mortgage loan on Woods Edge from OceanFirst Bank. This mortgage is at a fixed rate of 4.3% and matures on January 7, 2026. The interest rate will be reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 2.5%.

NOTE 16 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the 2015 and 2014 acquisitions that have closed. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during 2015 and 2014 assuming that the acquisitions had occurred as of January 1, 2014, after giving effect to certain adjustments including (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	For the years ended December 31,
	2015	2014
Rental and Related Income	$77,417,000	$70,934,000
Community Operating Expenses	38,302,000	37,240,000
Net Loss Attributable to Common Shareholders	(6,631,000)	(4,472,000)
Net Loss Attributable to Common Shareholders per Share:
Basic	(0.26)	(0.21)
Diluted	(0.26)	(0.21)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
THREE MONTHS ENDED

2015	March 31	June 30	September 30	December 31
Total Income	$18,344,086	$19,553,443	$21,694,999	$21,924,143
Total Expenses	16,369,803	17,484,822	18,965,700	19,256,221
Other Income (Expense)	(1,260,479)	(1,790,710)	(1,684,881)	(2,479,582)
Net Income	718,517	203,982	1,047,245	174,461
Net Loss Attributable to
Common Shareholders	(1,170,630)	(1,685,165)	(841,902)	(2,425,296)
Net Loss Attributable to Common
Shareholders per Share –
Basic	(0.05)	(0.06)	(0.03)	(0.10)
Diluted	(0.05)	(0.06)	(0.03)	(0.10)

2014	March 31	June 30	September 30	December 31
Total Income	$15,849,181	$18,148,732	$18,554,782	$18,879,238
Total Expenses	15,101,441	16,489,825	16,777,494	16,152,398
Other Income (Expense)	(156,907)	(228,377)	(1,121,174)	(1,173,827)
Net Income	568,189	1,476,725	629,271	1,563,618
Net Loss Attributable to
Common Shareholders	(1,320,958)	(412,422)	(1,259,876)	(325,529)
Net Loss Attributable to Common
Shareholders per Share –
Basic	(0.06)	(0.02)	(0.06)	(0.01)
Diluted	(0.06)	(0.02)	(0.06)	(0.01)

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition
Allentown	Memphis, TN	$13,873,376		$250,000	$2,569,101	$9,132,374
Auburn Estates	Orrville, OH	7,426,995	(4)	114,000	1,174,000	293,836
Birchwood Farms	Birch Run, MI	51,106,376	(3)	70,000	2,797,000	916,977
Broadmore Estates	Goshen, IN		(3)	1,120,000	11,136,000	3,551,858
Brookside Village	Berwick, PA	14,382,719	(1)	372,000	4,776,000	1,184,552
Brookview Village	Greenfield Ctr, NY	2,884,660		37,500	232,547	4,139,592
Candlewick Court	Owosso, MI	4,629,572		159,200	7,087,221	89,143
Carsons	Chambersburg, PA	11,416,309	(2)	176,000	2,411,000	854,019
Catalina	Middletown, OH	5,936,296		1,008,000	11,734,640	174,289
Cedarcrest	Vineland, NJ	12,501,441		320,000	1,866,323	2,367,719
Chambersburg I & II	Chambersburg, PA		(2)	108,000	2,397,000	255,530
Chelsea	Sayre, PA		(2)	124,000	2,049,000	586,824
City View	Lewistown, PA	-0-		137,000	613,000	1,065,299
Clinton	Tiffin, OH	3,641,139		142,000	3,301,800	127,049
Collingwood	Horseheads, NY		(2)	196,000	2,317,500	929,127
Colonial Heights	Wintersville, OH		(3)	67,000	2,383,000	3,230,804
Countryside Estates	Muncie, IN	-0-		174,000	1,926,000	2,341,616
Countryside Estates	Ravenna, OH	8,954,713	(6)	205,000	2,895,997	1,631,856
Countryside Village	Columbia, TN	-0-		394,000	6,916,500	5,652,500
Cranberry Village	Cranberry Twp, PA	7,911,589		181,930	1,922,931	3,111,886
Crestview	Sayre, PA		(2)	188,000	2,258,000	830,334
Cross Keys Village	Duncansville, PA	-0-		60,774	378,093	2,744,237
Dallas Mobile Home	Toronto, OH	-0-		275,600	2,728,503	568,788
Deer Meadows	New Springfield, OH		(6)	226,000	2,299,275	451,747
D&R Village	Clifton Park, NY	7,983,634		391,724	704,021	3,150,010
Evergreen Estates	Lodi, OH		(6)	99,000	1,121,300	104,835
Evergreen Manor	Bedford, OH		(6)	49,000	2,372,258	199,950
Evergreen Village	Mantua, OH		(6)	105,000	1,277,001	472,148
Fairview Manor	Millville, NJ	9,921,261		216,000	1,166,517	9,304,815
Forest Creek	Elkhart, IN		(3)	440,000	7,004,000	1,564,280
Forest Park Village	Cranberry Twp, PA	8,632,586		75,000	977,225	6,014,049
Frieden Manor	Schuylkill Haven, PA		(2)	643,000	5,293,500	1,250,581
Green Acres	Chambersburg, PA		(2)	63,000	584,000	101,776
Gregory Courts	Honey Brook, PA		(3)	370,000	1,220,000	172,558
Hayden Heights	Dublin, OH	2,173,861		248,100	2,147,700	298,467
Heather Highlands	Inkerman, PA	678,288		572,500	2,151,569	6,669,735
Highland	Elkhart, IN		(3)	510,000	7,084,000	1,347,270
Highland Estates	Kutztown, PA	9,226,700		145,000	1,695,041	11,287,166
Hillside Estates	Greensburg, PA	8,363,756	(7)	483,600	2,678,525	864,140
Holiday Village	Nashville, TN	8,214,880		1,632,000	5,618,000	5,039,697
Holiday Village	Elkhart, IN	8,826,242		490,600	13,808,269	(39,838)
Holly Acres Estates	Erie, PA	2,260,360		194,000	3,591,000	133,825
Hudson Estates	Peninsula, OH	8,618,982	(5)	141,000	3,515,878	1,891,540
Huntingdon Pointe	Tarrs, PA	-0-		399,000	865,450	63,839
Independence Park	Clinton, PA		(7)	686,400	2,783,633	589,960
Kinnebrook	Monticello, NY	4,202,600		235,600	1,402,572	8,595,709
Lake Sherman	Navarre, OH	5,708,646		290,000	1,457,673	7,488,480
Laurel Woods	Cresson, PA	-0-		432,700	2,070,426	2,648,701
Little Chippewa	Orrville, OH		(4)	113,000	1,135,000	467,274
Maple Manor	Taylor, PA		(1)	674,000	9,432,800	2,809,746

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition
Meadowood	New Middletown, OH		$(3)	$152,000	$3,191,000	$1,558,452
Meadows	Nappanee, IN	-0-		548,600	6,720,900	25,591
Melrose Village	Wooster, OH		(4)	767,000	5,429,000	2,407,832
Melrose West	Wooster, OH		(4)	94,000	1,040,000	22,426
Memphis Blues	Memphis, TN	-0-		78,435	810,477	952,935
Monroe Valley	Ephrata, PA		(2)	114,000	994,000	327,005
Moosic Heights	Avoca, PA		(1)	330,000	3,794,100	1,127,804
Mountaintop	Ephrata, PA		(2)	134,000	1,665,000	444,909
Mountain View	Coxsackie, NY	-0-		1,757,800	-	1,667,700
Oak Ridge Estates	Elkhart, IN		(3)	500,000	7,524,000	1,577,051
Oakwood Lake	Tunkhannock, PA		(1)	379,000	1,639,000	665,094
Olmsted Falls	Olmsted Falls, OH	2,172,210		569,000	3,031,000	807,461
Oxford Village	West Grove, PA	7,162,128		175,000	990,515	1,748,340
Pine Ridge/Manor	Carlisle, PA	-0-		37,540	198,321	7,302,584
Pine Valley Estates	Apollo, PA	-0-		670,000	1,336,600	4,358,435
Pleasant View Estates	Bloomsburg, PA		(1)	282,000	2,174,800	820,461
Port Royal Village	Belle Vernon, PA	-0-		150,000	2,491,796	10,673,909
River Valley Estates	Marion, OH	-0-		236,000	785,293	5,242,617
Rolling Hills Estates	Carlisle, PA	-0-		301,000	1,419,013	1,091,823
Rostraver Estates	Belle Vernon, PA		(7)	813,600	2,203,506	727,979
Sandy Valley Estates	Magnolia, OH	-0-		270,000	1,941,430	6,145,662
Shady Hills	Nashville, TN	5,182,910		337,000	3,379,000	2,852,517
Somerset/Whispering	Somerset, PA	566,425		1,485,000	2,050,400	6,136,119
Southern Terrace	Columbiana, OH		(3)	63,000	3,387,000	255,728
Southwind Village	Jackson, NJ	5,720,900		100,095	602,820	2,366,562
Spreading Oaks	Athens, OH	-0-		67,000	1,326,800	2,259,228
Suburban Estates	Greensburg, PA	5,784,391		299,000	5,837,272	1,936,068
Summit Estates	Ravenna, OH		(5)	198,000	2,779,260	707,967
Sunny Acres	Somerset, PA	6,438,720		287,000	6,113,528	696,191
Sunnyside	Eagleville, PA		(3)	450,000	2,674,000	76,533
Trailmont	Goodlettsville, TN	3,455,273		411,000	1,867,000	2,839,419
Twin Oaks I & II	Olmsted Twp, OH	2,567,451		823,000	3,527,000	1,096,961
Twin Pines	Goshen, IN		(3)	650,000	6,307,000	1,788,655
Valley High	Ruffs Dale, PA		(7)	284,000	2,266,750	350,760
Valley Hills	Ravenna, OH		(5)	996,000	6,542,178	2,989,063
Valley Stream	Mountaintop, PA	-0-		323,000	3,190,550	96,637
Valley View-I	Ephrata, PA		(2)	191,000	4,359,000	728,039
Valley View-II	Ephrata, PA		(2)	72,000	1,746,000	2,508
Valley View-Danboro	Doylestown, PA		(3)	2,650,000	8,266,000	268,869
Valley View-HB	Honey Brook, PA		(3)	1,380,000	5,348,000	686,914
Voyager Estates	West Newton, PA	-0-		742,000	3,142,725	547,611
Waterfalls Village	Hamburg, NY	-0-		424,000	3,812,000	2,805,873
Weatherly Estates	Lebanon, TN	8,430,867		1,184,000	4,034,480	4,424,291
Woodland Manor	West Monroe, NY	-0-		77,000	841,000	1,861,264
Woodlawn Village	Eatontown, NJ	-0-		157,421	280,749	1,244,702
Woods Edge	West Lafayette, IN	-0-		1,808,100	13,321,318	12,748
Wood Valley	Caledonia, OH	-0-		260,000	1,753,206	3,585,619
Worthington Arms	Lewis Center, OH	9,678,840		436,800	12,705,530	51,915
Youngstown Estates	Youngstown, NY		(4)	269,000	1,606,000	258,850

		$286,637,096		$40,588,619	$325,774,106	$211,346,349

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/15
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation
Allentown	Memphis, TN	$480,000	$11,471,475	$11,951,475	$4,777,194
Auburn Estates	Orrville, OH	114,000	1,467,836	1,581,836	108,324
Birchwood Farms	Birch Run, MI	70,000	3,713,977	3,783,977	427,991
Broadmore Estates	Goshen, IN	1,120,000	14,687,858	15,807,858	1,476,955
Brookside Village	Berwick, PA	372,000	5,960,552	6,332,552	945,350
Brookview Village	Greenfield Ctr, NY	122,865	4,286,774	4,409,639	2,079,376
Candlewick Court	Owosso, MI	159,200	7,176,364	7,335,564	120,053
Carsons	Chambersburg, PA	176,000	3,265,019	3,441,019	337,163
Catalina	Middletown, OH	1,008,000	11,908,929	12,916,929	194,608
Cedarcrest	Vineland, NJ	408,206	4,145,836	4,554,042	2,645,985
Chambersburg I & II	Chambersburg, PA	108,000	2,652,530	2,760,530	321,782
Chelsea	Sayre, PA	124,000	2,635,824	2,759,824	279,072
City View	Lewistown, PA	137,000	1,678,299	1,815,299	175,560
Clinton	Tiffin, OH	142,000	3,428,849	3,570,849	526,390
Collingwood	Horseheads, NY	196,000	3,246,627	3,442,627	345,806
Colonial Heights	Wintersville, OH	67,000	5,613,804	5,680,804	527,873
Countryside Estates	Muncie, IN	174,000	4,267,616	4,441,616	417,693
Countryside Estates	Ravenna, OH	205,000	4,527,853	4,732,853	235,948
Countryside Village	Columbia, TN	609,000	12,354,000	12,963,000	1,698,301
Cranberry Village	Cranberry Twp, PA	181,930	5,034,817	5,216,747	2,593,259
Crestview	Sayre, PA	363,000	2,913,334	3,276,334	309,349
Cross Keys Village	Duncansville, PA	60,774	3,122,330	3,183,104	1,105,309
Dallas Mobile Home	Toronto, OH	275,600	3,297,291	3,572,891	163,551
Deer Meadows	New Springfield, OH	226,000	2,751,022	2,977,022	174,304
D&R Village	Clifton Park, NY	391,724	3,854,031	4,245,755	1,847,003
Evergreen Estates	Lodi, OH	119,000	1,206,135	1,325,135	78,783
Evergreen Manor	Bedford, OH	49,000	2,572,208	2,621,208	156,594
Evergreen Village	Mantua, OH	105,000	1,749,149	1,854,149	101,413
Fairview Manor	Millville, NJ	2,534,892	8,152,440	10,687,332	4,514,158
Forest Creek	Elkhart, IN	440,000	8,568,280	9,008,280	958,761
Forest Park Village	Cranberry Twp, PA	75,000	6,991,274	7,066,274	2,635,660
Frieden Manor	Schuylkill Haven, PA	643,000	6,544,081	7,187,081	751,799
Green Acres	Chambersburg, PA	63,000	685,776	748,776	74,641
Gregory Courts	Honey Brook, PA	370,000	1,392,558	1,762,558	134,879
Hayden Heights	Dublin, OH	248,100	2,446,167	2,694,267	125,868
Heather Highlands	Inkerman, PA	572,500	8,821,304	9,393,804	4,279,348
Highland	Elkhart, IN	510,000	8,431,270	8,941,270	920,491
Highland Estates	Kutztown, PA	404,239	12,722,968	13,127,207	5,834,327
Hillside Estates	Greensburg, PA	483,600	3,542,665	4,026,265	171,011
Holiday Village	Nashville, TN	1,632,000	10,657,697	12,289,697	847,047
Holiday Village	Elkhart, IN	490,600	13,768,431	14,259,031	132,549
Holly Acres Estates	Erie, PA	194,000	3,724,825	3,918,825	133,190
Hudson Estates	Peninsula, OH	141,000	5,407,418	5,548,418	281,456
Huntingdon Pointe	Tarrs, PA	399,000	929,289	1,328,289	24,465
Independence Park	Clinton, PA	686,400	3,373,593	4,059,993	167,703
Kinnebrook	Monticello, NY	352,972	9,880,909	10,233,881	4,168,658
Lake Sherman	Navarre, OH	290,000	8,946,153	9,236,153	3,206,123
Laurel Woods	Cresson, PA	432,700	4,719,127	5,151,827	1,709,387
Little Chippewa	Orrville, OH	113,000	1,602,274	1,715,274	109,475
Maple Manor	Taylor, PA	674,000	12,242,546	12,916,546	1,960,408

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/15
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation
Meadowood	New Middletown, OH	$152,000	$4,749,452	$4,901,452	$542,975
Meadows	Nappanee, IN	548,600	6,746,491	7,295,091	69,736
Melrose Village	Wooster, OH	767,000	7,836,832	8,603,832	497,881
Melrose West	Wooster, OH	94,000	1,062,426	1,156,426	79,939
Memphis Blues	Memphis, TN	335,935	1,505,912	1,841,847	1,184,360
Monroe Valley	Ephrata, PA	114,000	1,321,005	1,435,005	150,238
Moosic Heights	Avoca, PA	330,000	4,921,904	5,251,904	776,547
Mountaintop	Ephrata, PA	134,000	2,109,909	2,243,909	240,198
Mountain View	Coxsackie, NY	2,218,800	1,206,700	3,425,500	185,656
Oak Ridge Estates	Elkhart, IN	500,000	9,101,051	9,601,051	1,045,480
Oakwood Lake	Tunkhannock, PA	379,000	2,304,094	2,683,094	350,116
Olmsted Falls	Olmsted Falls, OH	569,000	3,838,461	4,407,461	406,801
Oxford Village	West Grove, PA	155,000	2,758,855	2,913,855	1,917,999
Pine Ridge/Manor	Carlisle, PA	145,473	7,392,972	7,538,445	2,426,600
Pine Valley Estates	Apollo, PA	732,089	5,632,946	6,365,035	2,116,594
Pleasant View Estates	Bloomsburg, PA	282,000	2,995,261	3,277,261	475,389
Port Royal Village	Belle Vernon, PA	505,000	12,810,705	13,315,705	5,549,712
River Valley Estates	Marion, OH	236,000	6,027,910	6,263,910	2,995,001
Rolling Hills Estates	Carlisle, PA	301,000	2,510,836	2,811,836	245,861
Rostraver Estates	Belle Vernon, PA	813,600	2,931,485	3,745,085	153,925
Sandy Valley Estates	Magnolia, OH	270,000	8,087,092	8,357,092	4,088,599
Shady Hills	Nashville, TN	337,000	6,231,517	6,568,517	792,084
Somerset/Whispering	Somerset, PA	1,488,600	8,182,919	9,671,519	2,498,517
Southern Terrace	Columbiana, OH	63,000	3,642,728	3,705,728	431,729
Southwind Village	Jackson, NJ	100,095	2,969,382	3,069,477	1,869,029
Spreading Oaks	Athens, OH	67,000	3,586,028	3,653,028	1,391,783
Suburban Estates	Greensburg, PA	299,000	7,773,340	8,072,340	1,278,543
Summit Estates	Ravenna, OH	198,000	3,487,227	3,685,227	208,360
Sunny Acres	Somerset, PA	287,000	6,809,719	7,096,719	1,304,518
Sunnyside	Eagleville, PA	450,000	2,750,533	3,200,533	277,109
Trailmont	Goodlettsville, TN	411,000	4,706,419	5,117,419	566,774
Twin Oaks I & II	Olmsted Twp, OH	998,000	4,448,961	5,446,961	501,805
Twin Pines	Goshen, IN	650,000	8,095,655	8,745,655	797,192
Valley High	Ruffs Dale, PA	284,000	2,617,510	2,901,510	137,487
Valley Hills	Ravenna, OH	996,000	9,531,241	10,527,241	537,423
Valley Stream	Mountaintop, PA	323,000	3,287,187	3,610,187	88,301
Valley View-I	Ephrata, PA	191,000	5,087,039	5,278,039	603,969
Valley View-II	Ephrata, PA	72,000	1,748,508	1,820,508	217,438
Valley View-Danboro	Doylestown, PA	2,650,000	8,534,869	11,184,869	860,944
Valley View-HB	Honey Brook, PA	1,380,000	6,034,914	7,414,914	627,214
Voyager Estates	West Newton, PA	742,000	3,690,336	4,432,336	100,539
Waterfalls Village	Hamburg, NY	424,000	6,617,873	7,041,873	3,132,229
Weatherly Estates	Lebanon, TN	1,184,000	8,458,771	9,642,771	2,325,343
Woodland Manor	West Monroe, NY	77,000	2,702,264	2,779,264	770,130
Woodlawn Village	Eatontown, NJ	135,420	1,547,451	1,682,871	669,867
Woods Edge	West Lafayette, IN	1,808,100	13,334,066	15,142,166	133,540
Wood Valley	Caledonia, OH	260,000	5,338,825	5,598,825	2,384,519
Worthington Arms	Lewis Center, OH	436,800	12,757,445	13,194,245	195,785
Youngstown Estates	Youngstown, NY	269,000	1,864,850	2,133,850	125,457

		$45,477,814	$532,231,260	$577,709,074	$107,639,628

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life
Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside Village	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview Village	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedarcrest	Vineland, NJ	1973	1986	27.5
Chambersburg I & II	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry Village	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Sayre, PA	1964	2012	5 to 27.5
Cross Keys Village	Duncansville, PA	1961	1979	5 to 27.5
Dallas Mobile Home	Toronto, OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield, OH	1973	2014	5 to 27.5
D&R Village	Clifton Park, NY	1972	1978	5 to 27.5
Evergreen Estates	Lodi, OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park Village	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin, OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
Highland	Elkhart, IN	1969	2013	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillside Estates	Greensburg, PA	1980	2014	5 to 27.5
Holiday Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres Estates	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5
Independence Park	Clinton, PA	1987	2014	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	27.5
Memphis Blues	Memphis, TN	1955	1985	27.5
Monroe Valley	Ephrata, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mountaintop	Ephrata, PA	1972	2012	5 to 27.5
Mountain View	Coxsackie, NY	N/A	2005	5 to 27.5
Oak Ridge Estates	Elkhart, IN	1990	2013	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Falls, OH	1953/1970	2012	27.5
Oxford Village	West Grove, PA	1971	1974	5 to 27.5
Pine Ridge/Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley Estates	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View Estates	Bloomsburg, PA	1960's	2010	5 to 27.5
Port Royal Village	Belle Vernon, PA	1973	1983	5 to 27.5
River Valley Estates	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Vernon, PA	1970	2014	5 to 27.5
Sandy Valley Estates	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	27.5
Southern Terrace	Columbiana, OH	1983	2012	27.5
Southwind Village	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks I & II	Olmsted Twp, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5
Valley High	Ruffs Dale, PA	1974	2014	5 to 27.5
Valley Hills	Ravenna, OH	1960-1970	2014	5 to 27.5
Valley Stream	Mountaintop, PA	1970	2015	5 to 27.5
Valley View-I	Ephrata, PA	1961	2012	5 to 27.5
Valley View-II	Ephrata, PA	1999	2012	5 to 27.5
Valley View-Danboro	Doylestown, PA	1959	2013	5 to 27.5
Valley View-HB	Honey Brook, PA	1970	2013	5 to 27.5
Voyager Estates	West Newton, PA	1968	2015	5 to 27.5
Waterfalls Village	Hamburg, NY	prior to 1980	1997	5 to 27.5
Weatherly Estates	Lebanon, TN	1997	2006	5 to 27.5
Woodland Manor	West Monroe, NY	prior to 1980	2003	5 to 27.5
Woodlawn Village	Eatontown, NJ	1964	1978	5 to 27.5
Woods Edge	West Lafayette, IN	1974	2015	5 to 27.5
Wood Valley	Caledonia, OH	prior to 1980	1996	5 to 27.5
Worthington Arms	Lewis Center, OH	1968	2015	5 to 27.5
Youngstown Estates	Youngstown, NY	1963	2013	5 to 27.5

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015

(1)	Represents one mortgage note payable secured by five properties.

(2)	Represents one mortgage note payable secured by eleven properties.

(3)	Represents one mortgage note payable secured by thirteen properties.

(4)	Represents one mortgage note payable secured by five properties.

(5)	Represents one mortgage note payable secured by three properties.

(6)	Represents one mortgage note payable secured by five properties.

(7)	Represents one mortgage note payable secured by four properties.

(8)	Reconciliation

	/----------FIXED ASSETS-----------/
	12/31/15	12/31/14	12/31/13
Balance – Beginning of Year	$448,164,459	$365,824,412	$253,490,055

Additions:
Acquisitions	82,276,902	42,422,064	88,211,013
Improvements	48,433,250	40,798,234	26,041,264
Total Additions	130,710,152	83,220,298	114,252,277

Deletions	(1,165,537)	(880,251)	(1,917,920)

Balance – End of Year	$577,709,074	$448,164,459	$365,824,412

	/-----ACCUMULATED DEPRECIATION-----/
	12/31/15	12/31/14	12/31/13
Balance – Beginning of Year	$90,419,913	$76,435,743	$65,658,602

Additions:
Depreciation	17,524,636	14,341,575	11,318,194
Total Additions	17,524,636	14,341,575	11,318,194

Deletions	(304,921)	(357,405)	(541,053)

Balance – End of Year	$107,639,628	$90,419,913	$76,435,743

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

Dated:       March 8, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/Eugene W. Landy	Chairman of the Board	March 8, 2016
EUGENE W. LANDY

/s/Samuel A. Landy	President, Chief Executive Officer	March 8, 2016
SAMUEL A. LANDY	and Director

/s/Anna T. Chew	Vice President,	March 8, 2016
ANNA T. CHEW	Chief Financial and Accounting
Officer, Treasurer and Director

/s/Jeffrey A. Carus	Director	March 8, 2016
JEFFREY A. CARUS

/s/Matthew Hirsch	Director	March 8, 2016
MATTHEW HIRSCH

/s/Michael P. Landy	Director	March 8, 2016
MICHAEL P. LANDY

/s/Stuart Levy	Director	March 8, 2016
STUART LEVY

/s/James E. Mitchell	Director	March 8, 2016
JAMES E. MITCHELL

/s/Richard H. Molke	Director	March 8, 2016
RICHARD H. MOLKE

/s/Stephen B. Wolgin	Director	March 8, 2016
STEPHEN B. WOLGIN