Form 10-Q
period 2016-03-31
UMH PROPERTIES, INC.
filed 2016-05-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Registrant’s telephone number, including area code (732) 577-9997

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of May 2, 2016
Common Stock, $.10 par value per share	27,229,955

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)

- ASSETS -
Investment Property and Equipment
Land	$45,476,314	$45,477,814
Site and Land Improvements	379,118,124	377,215,400
Buildings and Improvements	20,337,939	20,307,097
Rental Homes and Accessories	142,423,405	134,708,763
Total Investment Property	587,355,782	577,709,074
Equipment and Vehicles	14,072,224	13,697,460
Total Investment Property and Equipment	601,428,006	591,406,534
Accumulated Depreciation	(123,124,324)	(117,761,146)
Net Investment Property and Equipment	478,303,682	473,645,388

Other Assets
Cash and Cash Equivalents	7,914,718	6,535,897
Securities Available for Sale at Fair Value	91,396,472	75,011,260
Inventory of Manufactured Homes	15,393,496	14,311,410
Notes and Other Receivables, net	19,183,127	20,028,574
Prepaid Expenses and Other Assets	4,378,732	4,062,813
Land Development Costs	7,469,723	6,722,048
Total Other Assets	145,736,268	126,672,002

TOTAL ASSETS	$624,039,950	$600,317,390

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
Liabilities:
Mortgages Payable, net of unamortized debt issuance costs	$288,642,636	$283,049,802

Other Liabilities:
Accounts Payable	3,537,169	2,816,290
Loans Payable, net of unamortized debt issuance costs	71,953,154	57,862,206
Accrued Liabilities and Deposits	6,471,281	6,696,577
Tenant Security Deposits	3,883,310	3,654,090
Total Other Liabilities	85,844,914	71,029,163
Total Liabilities	374,487,550	354,078,965

Commitments and Contingencies

Shareholders’ Equity:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 3,663,800 shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	91,595,000	91,595,000
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 2,000,000 shares authorized, 1,801,200 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	45,030,000	45,030,000
Common Stock - $0.10 par value per share; 62,000,000 shares authorized, 27,175,848 and 27,086,838 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2,717,585	2,708,684
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized, no shares issued or outstanding as of March 31, 2016 and December 31, 2015, respectively	-0-	-0-
Additional Paid-In Capital	104,444,675	109,629,260
Accumulated Other Comprehensive Income (Loss)	6,432,933	(2,056,726)
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	249,552,400	246,238,425

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$624,039,950	$600,317,390

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

	THREE MONTHS ENDED
	2016	2015

INCOME:
Rental and Related Income	$21,786,180	$17,215,686
Sales of Manufactured Homes	1,718,194	1,128,400
Total Income	23,504,374	18,344,086

EXPENSES:
Community Operating Expenses	10,555,938	8,812,489
Cost of Sales of Manufactured Homes	1,313,928	880,670
Selling Expenses	783,752	685,539
General and Administrative Expenses	1,696,922	1,656,700
Acquisition Costs	-0-	106,131
Depreciation Expense	5,525,842	4,228,274
Total Expenses	19,876,382	16,369,803

OTHER INCOME (EXPENSE):
Interest Income	408,876	478,333
Dividend Income	1,455,535	1,094,778
Gain on Sales of Securities Transactions, net	232,005	58,200
Other Income	93,450	49,864
Interest Expense	(3,933,477)	(2,941,654)
Total Other Income (Expense)	(1,743,611)	(1,260,479)

Income before Gain on Sales of Investment Property and Equipment	1,884,381	713,804
Gain on Sales of Investment Property and Equipment	22,088	4,713
Net Income	1,906,469	718,517
Less: Preferred Dividends	2,789,747	1,889,147
Net Loss Attributable to Common Shareholders	$(883,278)	$(1,170,630)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

	THREE MONTHS ENDED
	2016	2015

Basic Income Per Share:

Net Income	$0.07	$0.03
Less: Preferred Dividends	0.10	0.08

Net Loss Attributable to Common Shareholders	$(0.03)	$(0.05)

Diluted Income Per Share:

Net Income	$0.07	$0.03
Less: Preferred Dividends	0.10	0.08

Net Loss Attributable to Common Shareholders	$(0.03)	$(0.05)

Weighted Average Common Shares Outstanding:

Basic	27,117,889	24,796,898
Diluted	27,161,110	24,840,565

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

	THREE MONTHS ENDED
	2016	2015

Net Income	$1,906,469	$718,517

Other Comprehensive Income:
Unrealized Holding Gain Arising During the Period	8,756,809	483,963
Reclassification Adjustment for Net Gains Realized in Income	(232,005)	(58,200)
Change in Fair Value of Interest Rate Swap Agreements	(35,145)	(89,082)

Comprehensive Income	10,396,128	1,055,198
Less: Preferred Dividends	(2,789,747)	(1,889,147)

Comprehensive Income (Loss) Attributable to Common Shareholders	$7,606,381	$(833,949)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,906,469	$718,517
Non-Cash items included in Net Income:
Depreciation	5,525,842	4,228,274
Amortization of Financing Costs	186,087	130,043
Stock Compensation Expense	157,745	177,801
Provision for Uncollectible Notes and Other Receivables	222,737	265,409
Gain on Sales of Securities Transactions, net	(232,005)	(58,200)
Gain on Sales of Investment Property and Equipment	(22,088)	(4,713)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(1,082,086)	1,742,190
Notes and Other Receivables	622,710	347,490
Prepaid Expenses	(315,919)	(696,099)
Accounts Payable	720,879	249,084
Accrued Liabilities and Deposits	(260,441)	33,559
Tenant Security Deposits	229,220	111,523
Net Cash Provided by Operating Activities	7,659,150	7,244,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	-0-	(1,509,524)
Purchase of Investment Property and Equipment	(10,478,716)	(6,844,617)
Proceeds from Sales of Investment Property and Equipment	316,668	140,659
Additions to Land Development Costs	(747,675)	(62,075)
Purchase of Securities Available for Sale	(8,116,664)	(4,566,259)
Proceeds from Sales of Securities Available for Sale	488,261	688,200
Net Cash Used in Investing Activities	(18,538,126)	(12,153,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	7,200,000	44,985,000
Net Proceeds (Payments) on Short Term Borrowings	14,118,911	(29,809,084)
Principal Payments of Mortgages and Loans	(1,696,752)	(7,982,550)
Financing Costs on Debt	(124,464)	(1,143,512)
Proceeds from Issuance of Common Stock, net of reinvestments	225,458	7,680,628
Proceeds from Exercise of Stock Options	71,725	52,910
Preferred Dividends Paid	(3,194,404)	(1,889,147)
Common Dividends Paid, net of reinvestments	(4,342,677)	(3,992,134)
Net Cash Provided by Financing Activities	12,257,797	7,902,111

Net Increase in Cash and Cash Equivalents	1,378,821	2,993,373
Cash and Cash Equivalents at Beginning of Period	6,535,897	8,082,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,914,718	$11,076,165

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates ninety-eight manufactured home communities containing approximately 17,800 developed home sites as of March 31, 2016. The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company also invests in securities of other Real Estate Investment Trusts (“REITs”) which the Company generally limits to no more than approximately 15% of its undepreciated assets.

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. The Company is subject to franchise taxes in some of the states in which the Company owns property.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

In preparing the consolidated financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates and assumptions.

Reclassifications

Certain amounts in the financial statements for the prior periods have been reclassified to conform to the statement presentation for the current periods.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company has entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans.

As of March 31, 2016, the Company has an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 3/31/16

Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$11,218,570

The Company's interest rate swap agreement is based upon 30-day LIBOR.  The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying mortgage. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value). The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of March 31, 2016 and December 31, 2015, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of these derivatives of $(36,845) and $(1,700), respectively, was recorded as a component of Accumulated Other Comprehensive Income (Loss), with the corresponding liability included in Accrued Liabilities and Deposits.

Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. The Company adopted this standard effective January 1, 2016, and it did not have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. The Company adopted these standards effective January 1, 2016. This adoption resulted in the reclassification of deferred debt issuance costs of $3,711,591 from other assets ($3,587,294 to mortgages payable and $124,297 to loans payable) in our December 31, 2015 Consolidated Balance Sheet and reclassification of amortization of financing costs of $130,043 to interest expense in our March 31, 2015 Consolidated Statement of Income (Loss).

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity’s voting rights; or (3) the exposure to a majority of the legal entity’s economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The Company adopted this standard effective January 1, 2016, and it did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Common stock equivalents resulting from stock options in the amount of 43,221 and 43,667 shares for the three months ended March 31, 2016 and 2015, respectively, are included in the diluted weighted average shares outstanding. As of March 31, 2016 and 2015, options to purchase 606,000 and 1,075,000 shares, respectively, were antidilutive.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The Company’s Securities Available for Sale at Fair Value consist primarily of marketable common and preferred stock of other REITs with a fair value of $91,396,472 as of March 31, 2016. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three months ended March 31, 2016, the Company sold securities with a cost of $256,256 and recognized a Gain on Sale of $232,005. The Company also made purchases of $8,116,664 in Securities Available for Sale. Of this amount, the Company made total purchases of 31,275 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $330,263, or a weighted average cost of $10.56 per share. The Company owned a total of 2,156,545 MREIC common shares as of March 31, 2016 at a total cost of $18,185,317 and a fair value of $25,641,323.

As of March 31, 2016, the Company had total net unrealized gains of $6,469,778 in its REIT securities portfolio. The Company held seven securities that had unrealized losses as of March 31, 2016. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment.

The following is a summary of temporarily impaired securities at March 31, 2016:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Preferred Stock	$290,000	$(11,474)	$-0-	$-0-
Common Stock	34,743,600	(2,533,933)	-0-	-0-
Total	$35,033,600	$(2,545,407)	$-0-	$-0-

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss
4	$17,950,700	$(798,769)	1% to 4%
2	13,869,900	(1,052,803)	7%
1	3,213,000	(693,835)	18%
7	$35,033,600	$(2,545,407)

The Company has determined that these securities are temporarily impaired as of March 31, 2016. The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery.

NOTE 4 – LOANS AND MORTGAGES PAYABLE

On January 7, 2016, the Company obtained a $7,200,000 mortgage loan on Woods Edge from OceanFirst Bank. This mortgage is at a fixed rate of 4.3% and matures on January 7, 2026. The interest rate will be reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 2.5%.

The following is a summary of our mortgages payable as of March 31, 2016 and December 31, 2015:

	3/31/2016		12/31/2015
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$280,323,034	4.5%	$274,542,499	4.5%
Variable rate mortgages (1)	11,817,310	3.9%	12,094,597	3.9%
Total mortgages before unamortized debt issuance costs	292,140,344	4.5%	286,637,096	4.5%
Unamortized debt issuance costs	(3,497,708)		(3,587,294)
Mortgages, net of unamortized debt issuance costs	$288,642,636	4.5%	$283,049,802	4.6%

(1)	Includes a variable rate mortgage with a balance of $11,218,570 and $11,416,309 as of March 31, 2016 and December 31, 2015, respectively, which has been effectively fixed at an interest rate of 3.89% with an interest rate swap agreement.

Loans Payable includes unamortized debt issuance costs of $152,261 and $124,297 at March 31, 2016 and December 31, 2015, respectively. The weighted average interest rate was 3.5% and 3.8% at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, $30,743,947 was outstanding on the margin loan at a 2.0% interest rate.

NOTE 5 - SHAREHOLDERS’ EQUITY

Common Stock

On March 15, 2016, the Company paid total cash dividends of $4,879,050 or $0.18 per share to common shareholders of record as of close of business on February 16, 2016, of which $536,373 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (DRIP). On April 4, 2016, the Company declared a dividend of $0.18 per share to be paid June 15, 2016 to common shareholders of record as of close of business on May 16, 2016.

During the three months ended March 31, 2016, the Company received, including dividends reinvested of $536,373, a total of $761,831 from its DRIP. There were 79,510 new shares issued under the DRIP during this period.

8.25% Series A Cumulative Redeemable Preferred Stock

On March 15, 2016, the Company paid $1,889,147 in Preferred Dividends or $0.515625 per share for the period from December 1, 2015 through February 29, 2016 to preferred shareholders of record as of close of business on February 16, 2016. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

On April 4, 2016, the Company declared a Preferred Dividend of $0.515625 per share for the period from March 1, 2016 through May 31, 2016 to be paid on June 15, 2016 to preferred shareholders of record as of close of business on May 16, 2016.

8.0% Series B Cumulative Redeemable Preferred Stock

On March 15, 2016, the Company paid an initial dividend of $1,305,257 or $0.72466 per share for the period from October 20, 2015 through February 29, 2016 to preferred shareholders of record as of close of business on February 16, 2016. Series B preferred share dividends are cumulative and payable quarterly at an annual rate of $2.00 per share.

On April 4, 2016, the Company declared a Preferred Dividend of $0.50 per share for the period from March 1, 2016 through May 31, 2016 to be paid on June 15, 2016 to preferred shareholders of record as of close of business on May 16, 2016.

On April 5, 2016, the Company issued and sold 2,000,000 shares of its 8.0% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) in a registered direct placement at a sale price of $25.50 per share (See Note 10).

NOTE 6 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $157,745 and $177,801 have been recognized for the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, there were options outstanding to purchase 1,501,000 shares. There were 1,823,000 shares available for grant under the 2013 Stock Option and Stock Award Plan. During the three months ended March 31, 2016, options to three employees to purchase a total of 9,500 shares were exercised. During the three months ended March 31, 2016, options to one employee to purchase a total of 50,000 shares expired. The aggregate intrinsic value of options outstanding as of March 31, 2016 was $407,543. On April 5, 2016, the Company granted restricted stock awards and restricted stock options (See Note 10).

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial Assets and Liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial Assets and Liabilities was determined using the following inputs at March 31, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2016:
Securities Available for Sale - Preferred stock	$14,336,897	$14,336,897	$-0-	$-0-
Securities Available for Sale - Common stock	77,059,575	77,059,575	-0-	-0-
Interest Rate Swap (1)	(36,845)	-0-	(36,845)	-0-
Total	$91,359,627	$91,396,472	$(36,845)	$-0-

As of December 31, 2015:
Securities Available for Sale - Preferred stock	$14,219,712	$14,219,712	$-0-	$-0-
Securities Available for Sale - Common stock	60,791,548	60,791,548	-0-	-0-
Interest Rate Swap (1)	(1,700)	-0-	(1,700)	-0-
Total	$75,009,560	$75,011,260	$(1,700)	$-0-

(1)	Included in accrued liabilities and deposits

In addition to the Company’s investments in securities available for sale and interest rate swaps, the Company is required to disclose certain information about the fair values of its other financial instruments, as defined in ASC 825-10, Financial Instruments. Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. All of the Company’s Securities Available for Sale have quoted market prices and are therefore classified in Level 1 of the fair value hierarchy. A quoted market price is indirectly available for our interest rate swap. This price is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows, and reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. As such, we have determined that the valuation of this interest rate swap is classified in Level 2 of the fair value hierarchy.

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of Variable Rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2016, the fair and carrying value of Fixed Rate Mortgages Payable amounted to $279,620,242 and $280,323,034, respectively. The fair value of Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation have a material adverse effect on the financial position or results of operations.

Included in the Company’s Community Operating Expenses for the three months ended March 31, 2015 is $125,000 for the settlement of the Memphis Mobile City lawsuit. The Company is in the process of constructing a new manufactured home community at this location, which is expected to cost approximately $5.4 million. Once fully developed, the community will contain a total of 134 developed homesites.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of March 31, 2016, the total loan balance under this agreement was approximately $4.5 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of March 31, 2016, the total loan balance was approximately $5.3 million.

The Company entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. The Company does not receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If the loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad and subsequently purchased by the Company. The company anticipates 50% of home sales will be financed by third parties lenders or purchased with cash. The remaining 50% will be financed utilizing the Triad COP program. Included in Notes and Other Receivables is approximately $606,000 of loans that the Company purchased from the COP program during the three months ended March 31, 2016.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2016 and 2015 was $4,754,955 and $2,810,863, respectively. Interest cost capitalized to Land Development was $81,759 and $70,679 for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016 and 2015, the Company had Dividend Reinvestments of $536,373 and $489,841, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued and are disclosed herein.

On April 5, 2016 the Company awarded a total of 40,500 shares of restricted stock to Samuel A. Landy and Anna T. Chew, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $395,685. These grants vest ratably over 5 years.

On April 5, 2016, the Company granted options to purchase 527,000 shares of common stock to thirty-four participants in the Company’s 2013 Stock Option and Stock Award Plan. The grant date fair value of these options amounted to $457,389. These grants vest over one year. Compensation costs for grants issued to a participant who is of retirement age is recognized at the time of the grant.

On April 5, 2016, the Company issued and sold 2,000,000 shares of its 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement at a sale price of $25.50 per share. The Company received net proceeds from the offering after expenses of approximately $49.1 million and intends to use the net proceeds for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis. The Series B Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. The Series B Preferred Stock ranks on a parity with the Company’s Series A Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up.

In conjunction with the issuance of the Company’s Series B Preferred Stock, the Company filed with the Maryland State Department of Assessments and Taxation (the “Maryland SDAT”), an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 11,000,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 70,663,800 shares (classified as 62,000,000 shares of common stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 2,000,000 shares of 8.0% Series B Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock) to 81,663,800 shares (classified as 73,000,000 shares of common stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 2,000,000 shares of 8.0% Series B Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying 2,000,000 shares of Common Stock as shares of Series B Preferred Stock. After the reclassification, the Company’s authorized stock consisted of 71,000,000 shares of common stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 4,000,000 shares of 8.0% Series B Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock.

On May 2, 2016, the Company obtained a $4,760,000 Freddie Mac mortgage through Wells Fargo on Waterfalls Village with an interest rate that is fixed at 4.38%. The Company also obtained a $3,498,000 Freddie Mac mortgage through Wells Fargo on Valley Hills with an interest rate that is fixed at 4.32%. These mortgages mature on June 1, 2026, with principal repayments based on a 30-year amortization schedule. Proceeds from these mortgages was used to repay existing mortgages on three communities with an average interest rate of 6.66%.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2015 and through March 31, 2016. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2015, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) community Operating Expenses; (c) Interest Expense resulting from the assumed increase in mortgages and Loans Payable related to the new acquisitions; (d) Depreciation Expense related to the new acquisitions; and (e) Net Income (Loss) Attributable to Common Shareholders which has been reduced by Preferred Dividends related to the proceeds from capital raising used for property acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	3/31/16	3/31/15

Rental and Related Income	$21,786,000	$19,499,000
Community Operating Expenses	10,556,000	9,944,000
Net Loss Attributable to Common Shareholders	(883,000)	(1,418,000)
Net Loss Attributable to Common Shareholders per Share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included elsewhere herein and in our annual report on Form 10-K for the year ended December 31, 2015.

The Company is a self-administered, self-managed real estate investment trust (“REIT”) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on an annual or month-to-month basis to residential manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances homes to qualified residents and prospective residents of our communities. As of March 31, 2016, the Company owned ninety-eight manufactured home communities containing approximately 17,800 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company also invests in securities of other REITs which the Company generally limits to no more than approximately 15% of its undepreciated assets.

The Company earns income from the leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of home sales, from investments in marketable REIT securities, and from appreciation of the manufactured home communities and vacant land owned by the Company. The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time. Our sales operations have continued to be affected by the limited ability of homebuyers to qualify for loans to purchase homes. As a result of continued increases in single-family conventional home prices and apartment rental rates, our property type offers substantial comparative value that should result in increased demand. Additionally, the Company anticipates that as national home sales of first time home buyers and purchasers of retirement homes improve, our sales operations will return to profitability.

The renting of manufactured homes in land lease communities has, over the last several years, proven to be the best way to pass the lower housing costs manufactured homes provide to consumers who desire quality affordable housing. We continue to see increased demand for rental homes. We have added an additional 182 rental homes during the first three months of 2016, bringing the total to approximately 3,900 rental homes. Occupied rental homes represent approximately 26.3% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 94.8% as of March 31, 2016. We intend to add a total of 800 rental homes in 2016.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then making physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. Community NOI increased 34% from the prior year period. Same property occupancy increased by 140 basis points to 83.5% over the prior year period and same property net operating income increased by 16.7% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

To help fund our growth, on April 5, 2016, the Company issued and sold 2,000,000 shares of 8.0% Series B Cumulative Redeemable Preferred Stock at a sale price of $25.50 per share. The Company received net proceeds from the offering after expenses of approximately $49.1 million. As a result of this sale of preferred stock, it is anticipated that fewer new common shares will be issued and sold under our DRIP in 2016 as compared to what was issued in 2015.

See PART I, Item 1 – Business in the Company’s 2015 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

Significant Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of Assets and Liabilities, Revenues and Expenses, and related disclosure of contingent Assets and Liabilities at the date of the Company’s Consolidated Financial Statements. Actual results may differ from these estimates under different assumptions or conditions.

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

 The Company’s Community NOI for the three months ended March 31, 2016 and 2015 is calculated as follows:

	Three Months Ended
	3/31/16	3/31/15

Rental and Related Income	$21,786,180	$17,215,686
Less: Community Operating Expenses	(10,555,938)	(8,812,489)
Community NOI	$11,230,242	$8,403,197

Changes in Results of Operations

Rental and Related Income increased 27% from $17,215,686 for the three months ended March 31, 2015 to $21,786,180 for the three months ended March 31, 2016. This was primarily due to the acquisitions made during 2015, as well as an increase in rental rates, same property occupancy and rental homes. The Company has been raising rental rates by approximately 2% to 6% annually at most communities. Same property occupancy, which includes communities owned and operated since January 1, 2015, has increased from 82.1% as of March 31, 2015 to 83.5% at quarter-end. Occupied rental homes increased from approximately 2,500 homes at March 31, 2015 to 3,700 homes at March 31, 2016.

Community Operating Expenses increased 20% from $8,812,489 for the quarter ended March 31, 2015 to $10,555,938 for the quarter ended March 31, 2016. This increase was primarily due to the acquisitions during 2015.

Community NOI increased 34% from $8,403,197 for the quarter ended March 31, 2015 to $11,230,242 for the quarter ended March 31, 2016. This increase was primarily due to the acquisitions during 2015 and an increase in rental rates, occupancy and rental homes.

The Company has also been reducing its Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income). The Operating Expense Ratio was 48.5% and 51.2% for the three months ended March 31, 2016 and 2015, respectively. Many recently acquired communities have substantial deferred maintenance costs, requiring higher than normal expenditures in the first two years of ownership. Most of the community expenses consist of fixed costs and therefore, as occupancy rates continue to increase, these expense ratios will continue to improve. Inflation and changing prices have generally not had a material effect on revenues and income from continuing operations due to the Company’s ability to periodically adjust its rental rates.

Sales of manufactured homes amounted to $1,718,194 and $1,128,400 for the quarters ended March 31, 2016 and 2015, respectively. Cost of sales of manufactured homes amounted to $1,313,928 and $880,670 for the quarters ended March 31, 2016 and 2015, respectively. The gross profit percentage was 24% and 22% for the quarters ended March 31, 2016 and 2015, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $783,752 and $685,539 for the quarters ended March 31, 2016 and 2015, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $517,375 or 30% of total sales and $577,416 or 51% of total sales for the quarters ended March 31, 2016 and 2015, respectively. Many of the costs associated with sales, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Although sales of manufactured homes increased 52% over the prior year period, they have not yet returned to pre-recession levels. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing.

The U.S. homeownership rate was 63.5% in the first quarter of 2016, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. The macro-economic environment and current housing fundamentals continue to favor home rentals. The Company remains very focused on increasing this aspect of our business. Nevertheless, the Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities.

General and Administrative Expenses remained relatively stable for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2016.

Depreciation Expense increased 31% from $4,228,274 for the quarter ended March 31, 2015 to $5,525,842 for the quarter ended March 31, 2016. This increase was primarily due to the acquisitions during 2015 and the increase in rental homes during 2015 and 2016.

Interest Income decreased 15% from $478,333 for the quarter ended March 31, 2015 to $408,876 for the quarter ended March 31, 2016. This decrease was primarily due to a decrease in the average balance of notes receivable. The average balance for the quarters ended March 31, 2016 and 2015 was approximately $18.1 million and $20.5 million, respectively.

Dividend Income increased 33% from $1,094,778 for the quarter ended March 31, 2015 to $1,455,535 for the quarter ended March 31, 2016. This increase was primarily due to the increase in the average balance of Securities Available for Sale from $65.7 million at March 31, 2015 to $83.2 million at March 31, 2016. The dividends received from our securities investments were at a weighted average yield of approximately 7.3% and continue to meet our expectations. It is the Company’s intent to hold these securities long-term.

The Company recognized a Gain on Sale of Securities Transactions of $232,005 and $58,200 for the quarters ended March 31, 2016 and 2015, respectively. In addition, the Company’s unrealized holding gain (loss) on its investment in securities increased from an unrealized loss of $2,056,726 as of December 31, 2015 to an unrealized gain of $6,469,778 as of March 31, 2016, resulting in an increase in value of the securities portfolio for the quarter of $8,524,804.

Interest Expense increased 34% from $2,941,654 for the three months ended March 31, 2015 to $3,933,477 for the three months ended March 31, 2016. This increase is primarily due to an increase in the average balance of mortgages and loans payable due to the new community acquisitions in 2015, as well as additional community financings/refinancings in 2015. The average balance for the quarters ended March 31, 2016 and 2015 was approximately $285.8 million and $264.9 million, respectively. The weighted average interest rate decreased from 4.7% at March 31, 2015 to 4.5% at March 31, 2016.

Changes in Financial Condition

Total Investment Property and Equipment increased 2% or $10,021,472 during the three months ended March 31, 2016.  The Company added 182 rental homes to its existing communities. The Company’s occupancy rate on its’ rental homes portfolio was 94.8% at March 31, 2016 as compared to 92.9% at December 31, 2015.

Securities Available for Sale increased 22% or $16,385,212 during the three months ended March 31, 2016.  The increase was due to purchases of $8,116,664, a change in the unrealized gain (loss) from an unrealized loss of $2,056,726 as of December 31, 2015 to an unrealized gain of $6,469,778 as of March 31, 2016, resulting in an increase for the quarter of $8,524,804, offset by sales with a cost of $256,256.

Mortgages Payable increased 2% or $5,592,834 during the three months ended March 31, 2016. This increase was due to a new mortgage of $7.2 million, partially offset by principal repayments of approximately $1.6 million.

Loans Payable increased 24% or $14,090,948 during the three months March 31, 2016. This increase was mainly due to the increase of approximately $15.0 million on our margin loan offset a decrease of $1.0 million on our revolving line of credit.

Liquidity and Capital Resources

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, investment in marketable securities of other REITs, financing of manufactured home sales and payments of expenses relating to real estate operations. We anticipate that the liquidity demands of the recent properties acquired will be met by the operations of these acquisitions. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, proceeds from the DRIP, and access to the capital markets.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities, borrow on its lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets.

The Company raised $761,831 from the issuance of common stock in the DRIP during the three months ended March 31, 2016, which included Dividend Reinvestments of $536,373. Dividends paid on the common stock for the three months ended March 31, 2016 were $4,879,050, of which $536,373 were reinvested. Dividends paid on the preferred stock for the three months ended March 31, 2016 were $3,194,404.

On April 5, 2016, the Company issued and sold 2,000,000 shares of new 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement at a sale price of $25.50 per share. The Company received net proceeds from the offering after expenses of approximately $49.1 million and intends to use the net proceeds for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis. As a result of this equity raise, it is anticipated that fewer new common shares will be issued and sold under our DRIP during 2016.

Net Cash provided by Operating Activities amounted to $7,659,150 and $7,244,878 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had Cash and Cash Equivalents of $7.9 million, Securities Available for Sale of $91.4 million, encumbered by $30.7 million in margin loans, $20.0 million available on its unsecured credit facility, with an additional $15 million potentially available pursuant to an accordion feature, $1.0 million available on its revolving lines of credit for the financing of home sales and approximately $10.3 million available on its revolving credit facility for the financing of inventory purchases. The Company owns 98 properties, of which 22 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

The Company believes that funds generated will be adequate to meet its obligations over the next several years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations

We also assess and measure our overall operating results based upon an industry performance measure referred to as Funds from Operations (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, and impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds from Operations (“Core FFO”), as FFO plus acquisition costs and cost of early extinguishment of debt. We define Normalized Funds from Operations (“Normalized FFO”), as Core FFO excluding gains and losses realized on securities investments and certain one-time charges. FFO, Core FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO, Core FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO, Core FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

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

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three months ended March 31, 2016 and 2015 are calculated as follows:

	Three Months Ended
	3/31/16	3/31/15

Net Loss Attributable to Common Shareholders	$(883,278)	$(1,170,630)
Add: Depreciation Expense	5,525,842	4,228,274
Less: Gain on Sales of Depreciable Assets	(22,088)	(4,713)
FFO Attributable to Common Shareholders	4,620,476	3,052,931

Adjustments:
Add: Acquisition Costs	-0-	106,131
Core FFO Attributable to Common Shareholders	4,620,476	3,159,062

Adjustments:
Less: Gain on Sales of Securities Transactions, net	(232,005)	(58,200)
Add: Settlement of Memphis Mobile City Litigation (1)	-0-	125,000
Normalized FFO Attributable to Common Shareholders	$4,388,471	$3,225,862

(1)	Included in Community Operating Expenses on the Consolidated Statements of Income (Loss).

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	3/31/16	3/31/15

Operating Activities	$7,659,150	$7,244,878
Investing Activities	(18,538,126)	(12,153,616)
Financing Activities	12,257,797	7,902,111

Cautionary Statement Regarding Forward-Looking Statements

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;

●	increased competition in the geographic areas in which we own and operate manufactured housing communities;

●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;

●	our ability to maintain rental rates and occupancy levels;

●	changes in market rates of interest;

●	our ability to repay debt financing obligations;

●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;

●	our ability to comply with certain debt covenants;

●	our ability to integrate acquired properties and operations into existing operations;

●	the availability of other debt and equity financing alternatives;

●	continued ability to access the debt or equity markets;

●	the loss of any member of our management team;

●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	the ability of manufactured home buyers to obtain financing;

●	the level of repossessions by manufactured home lenders;

●	|market conditions affecting our investment securities;

●	changes in federal or state tax rules or regulations that could have adverse tax consequences;

●	our ability to qualify as a real estate investment trust for federal income tax purposes; and,

●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-Q and the Company’s filings with the Securities and Exchange Commission.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company’s President and Chief Executive Officer (principal executive officer) and the Company’s Vice President and Chief Financial Officer (principal financial and accounting officer), with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 -	Legal Proceedings – none

Item 1A -

Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	May 9, 2016	By:	/s/ Samuel A. Landy
Samuel A. Landy
President and
Chief Executive Officer

DATE:	May 9, 2016	By:	/s/ Anna T. Chew
Anna T. Chew
Vice President and
Chief Financial Officer

