Form 10-Q
period 2016-06-30
UMH PROPERTIES, INC.
filed 2016-08-04
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of August 1, 2016
Common Stock, $.10 par value per share	27,688,736

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)
- ASSETS -

Investment Property and Equipment
Land	$45,476,314	$45,477,814
Site and Land Improvements	383,318,656	377,215,400
Buildings and Improvements	20,523,713	20,307,097
Rental Homes and Accessories	153,137,085	134,708,763
Total Investment Property	602,455,768	577,709,074
Equipment and Vehicles	14,347,781	13,697,460
Total Investment Property and Equipment	616,803,549	591,406,534
Accumulated Depreciation	(128,668,192)	(117,761,146)
Net Investment Property and Equipment	488,135,357	473,645,388

Other Assets
Cash and Cash Equivalents	9,590,541	6,535,897
Securities Available for Sale at Fair Value	103,916,497	75,011,260
Inventory of Manufactured Homes	17,833,512	14,311,410
Notes and Other Receivables, net	20,079,127	20,028,574
Prepaid Expenses and Other Assets	4,454,184	4,062,813
Land Development Costs	8,038,845	6,722,048
Total Other Assets	163,912,706	126,672,002

TOTAL ASSETS	$652,048,063	$600,317,390

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$286,582,582	$283,049,802

Other Liabilities:
Accounts Payable	3,351,494	2,816,290
Loans Payable, net of unamortized debt issuance costs	45,324,621	57,862,206
Accrued Liabilities and Deposits	5,410,045	6,696,577
Tenant Security Deposits	4,066,046	3,654,090
Total Other Liabilities	58,152,206	71,029,163
Total Liabilities	344,734,788	354,078,965

Commitments and Contingencies

Shareholders’ Equity:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 3,663,800 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	91,595,000	91,595,000
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 and 2,000,000 shares authorized, 3,801,200 and 1,801,200 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	95,030,000	45,030,000
Common Stock - $0.10 par value per share; 71,000,000 and 62,000,000 shares authorized, 27,611,161 and 27,086,838 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2,761,116	2,708,684
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized, no shares issued or outstanding as of June 30, 2016 and December 31, 2015, respectively	-0-	-0-
Additional Paid-In Capital	102,285,354	109,629,260
Accumulated Other Comprehensive Income (Loss)	16,309,598	(2,056,726)
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	307,313,275	246,238,425

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$652,048,063	$600,317,390

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

INCOME:

Rental and Related Income	$22,423,876	$17,937,342	$44,210,056	$35,153,028
Sales of Manufactured Homes	2,786,831	1,616,101	4,505,025	2,744,501

Total Income	25,210,707	19,553,443	48,715,081	37,897,529

EXPENSES:

Community Operating Expenses	10,718,738	9,139,539	21,274,676	17,952,028
Cost of Sales of Manufactured Homes	2,161,344	1,238,854	3,475,272	2,119,524
Selling Expenses	674,717	658,028	1,458,469	1,343,567
General and Administrative Expenses	1,943,011	1,808,958	3,639,933	3,465,658
Acquisition Costs	-0-	188,248	-0-	294,379
Depreciation Expense	5,679,167	4,451,195	11,205,009	8,679,469

Total Expenses	21,176,977	17,484,822	41,053,359	33,854,625

OTHER INCOME (EXPENSE):
Interest Income	397,083	466,129	805,959	944,462
Dividend Income	1,623,844	1,006,876	3,079,379	2,101,654
Gain on Sales of Securities Transactions, net	782,373	21,548	1,014,378	79,748
Other Income	155,763	88,692	249,213	138,556
Interest Expense	(3,896,305)	(3,373,955)	(7,829,782)	(6,315,609)

Total Other Income (Expense)	(937,242)	(1,790,710)	(2,680,853)	(3,051,189)

Income before Loss on Sales of Investment Property and Equipment	3,096,488	277,911	4,980,869	991,715
Loss on Sales of Investment Property and Equipment	(45,026)	(73,929)	(22,938)	(69,216)
Net Income	3,051,462	203,982	4,957,931	922,499
Less: Preferred Dividends	3,734,191	1,889,147	6,523,938	3,778,294
Net Loss Attributable to Common Shareholders	$(682,729)	$(1,685,165)	$(1,566,007)	$(2,855,795)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Basic Income Per Share:

Net Income	$0.11	$0.01	$0.18	$0.04
Less: Preferred Dividends	0.14	0.07	0.24	0.15
Net Loss Attributable to Common Shareholders	$(0.03)	$(0.06)	$(0.06)	$(0.11)

Diluted Income Per Share:

Net Income	$0.11	$0.01	$0.18	$0.04
Less: Preferred Dividends	0.14	0.07	0.24	0.15
Net Loss Attributable to Common Shareholders	$(0.03)	$(0.06)	$(0.06)	$(0.11)

Weighted Average Common Shares Outstanding:

Basic	27,314,361	25,645,978	27,221,879	25,210,785
Diluted	27,435,570	25,702,375	27,300,688	25,262,049

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net Income	$3,051,462	$203,982	$4,957,931	$922,499

Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) Arising During the Period	10,664,758	(7,208,908)	19,421,567	(6,724,945)
Reclassification Adjustment for Net Gains Realized in Income	(782,373)	(21,548)	(1,014,378)	(79,748)
Change in Fair Value of Interest Rate Swap Agreements	(5,720)	16,962	(40,865)	(72,120)

Comprehensive Income (Loss)	12,928,127	(7,009,512)	23,324,255	(5,954,314)
Less: Preferred Dividends	(3,734,191)	(1,889,147)	(6,523,937)	(3,778,294)

Comprehensive Income (Loss) Attributable to Common Shareholders	$9,193,936	$(8,898,659)	$16,800,318	$(9,732,608)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,957,931	$922,499
Non-Cash items included in Net Income:
Depreciation	11,205,009	8,679,469
Amortization of Financing Costs	384,813	265,889
Stock Compensation Expense	476,773	453,678
Provision for Uncollectible Notes and Other Receivables	546,363	532,530
Gain on Sales of Securities Transactions, net	(1,014,378)	(79,748)
Loss on Sales of Investment Property and Equipment	22,938	69,216
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(3,522,102)	(1,810,611)
Notes and Other Receivables	(596,916)	1,231,705
Prepaid Expenses	(391,371)	(1,793,057)
Accounts Payable	535,204	932,400
Accrued Liabilities and Deposits	(1,327,397)	523,496
Tenant Security Deposits	411,956	319,327
Net Cash Provided by Operating Activities	11,688,823	10,246,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	-0-	(10,326,524)
Purchase of Investment Property and Equipment	(26,353,180)	(20,349,094)
Proceeds from Sales of Investment Property and Equipment	635,264	262,578
Additions to Land Development Costs	(1,316,797)	(263,228)
Purchase of Securities Available for Sale	(17,193,903)	(7,528,787)
Proceeds from Sales of Securities Available for Sale	7,710,233	1,051,503
Net Cash Used in Investing Activities	(36,518,383)	(37,153,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	15,458,000	57,655,000
Net Payments on Short Term Borrowings	(12,531,013)	(12,502,890)
Principal Payments of Mortgages and Loans	(11,946,213)	(18,304,724)
Financing Costs on Debt	(370,392)	(1,211,513)
Proceeds from Issuance of Preferred Stock, net	49,120,853	-0-
Proceeds from Issuance of Common Stock, net of reinvestments	2,830,263	13,973,648
Proceeds from Exercise of Stock Options	591,225	151,200
Preferred Dividends Paid	(6,595,262)	(3,778,294)
Common Dividends Paid, net of reinvestments	(8,673,257)	(8,127,627)
Net Cash Provided by Financing Activities	27,884,204	27,854,800

Net Increase in Cash and Cash Equivalents	3,054,644	948,041
Cash and Cash Equivalents at Beginning of Period	6,535,897	8,082,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,590,541	$9,030,833

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates ninety-eight manufactured home communities containing approximately 17,800 developed home sites as of June 30, 2016. The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company also invests in securities of other Real Estate Investment Trusts (“REITs”) which the Company generally limits to no more than approximately 20% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

As of June 30, 2016, the Company has an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 6/30/16

Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$11,020,831

The Company’s interest rate swap agreement is based upon 30-day LIBOR. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying mortgage. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value). The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of June 30, 2016 and December 31, 2015, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of these derivatives of $(42,565) and $(1,700), respectively, was recorded as a component of Accumulated Other Comprehensive Income (Loss), with the corresponding liability included in Accrued Liabilities and Deposits.

Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, ”Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. The Company adopted this standard effective January 1, 2016, and it did not have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, ”Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. The Company adopted these standards effective January 1, 2016. This adoption resulted in the reclassification of deferred debt issuance costs of $3,711,591 from other assets ($3,587,294 to mortgages payable and $124,297 to loans payable) in our December 31, 2015 Consolidated Balance Sheet and reclassification of amortization of financing costs of $135,846 and $265,889 for the three and six months ended June 30, 2015, respectively, to interest expense in our Consolidated Statement of Income (Loss).

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Common stock equivalents resulting from stock options in the amount of 121,209 and 78,809 shares for the three and six months ended June 30, 2016, respectively, are included in the diluted weighted shares outstanding. Common stock equivalents resulting from stock options in the amount of 56,397 and 51,264 shares for the three and six months ended June 30, 2015, respectively, are included in the diluted weighted shares outstanding. For the six months ended June 30, 2016 and 2015, options to purchase 230,000 and 712,000 shares, respectively, were antidilutive.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $103,916,497 as of June 30, 2016. The Company generally limits its investment in marketable securities to no more than approximately 20% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the six months ended June 30, 2016, the Company sold securities with a cost basis of $6,695,855 and recognized a Gain on Sale of $1,014,378. The Company also made purchases of $17,193,903 in Securities Available for Sale. Of this amount, the Company made total purchases of 59,586 common shares of Monmouth Real Estate Investment Corporation (MREIC), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $674,529 or weighted average cost of $11.32 per share. The Company owned a total of 2,184,857 MREIC common shares as of June 30, 2016 at a total cost of $18,529,583 and a fair value of $28,971,200.

As of June 30, 2016, the Company had total net unrealized gains of $16,352,163 in its REIT securities portfolio. The Company held five securities that had unrealized losses as of June 30, 2016. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

The following is a summary of the securities that the Company has determined to be temporarily impaired as of June 30, 2016:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$101,480	$(942)	$-0-	$-0-
Common Stock	8,574,600	(1,763,987)	-0-	-0-
Total	$8,676,080	$(1,764,929)	$-0-	$-0-

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

4	$2,624,580	$(19,004)	0-1%
1	6,051,500	(1,745,925)	22%
5	$8,676,080	$(1,764,929)

NOTE 4 – LOANS AND MORTGAGES PAYABLE

On January 7, 2016, the Company obtained a $7,200,000 mortgage loan on Woods Edge from OceanFirst Bank. This mortgage is at a fixed rate of 4.3% and matures on January 7, 2026. The interest rate will be reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 2.5%.

On May 2, 2016, the Company obtained a $4,760,000 Freddie Mac mortgage through Wells Fargo on Waterfalls Village with an interest rate that is fixed at 4.38%. The Company also obtained a $3,498,000 Freddie Mac mortgage through Wells Fargo on Valley Hills with an interest rate that is fixed at 4.32%. These mortgages mature on June 1, 2026, with principal repayments based on a 30-year amortization schedule. Proceeds from these mortgages were used to repay existing mortgages on three communities with an average interest rate of 6.66%.

The following is a summary of our mortgages payable as of June 30, 2016 and December 31, 2015:

	6/30/2016		12/31/2015
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$278,609,757	4.4%	$274,542,499	4.5%
Variable rate mortgages (1)	11,539,126	3.9%	12,094,597	3.9%
Total mortgages before unamortized debt issuance costs	290,148,883	4.4%	286,637,096	4.5%
Unamortized debt issuance costs	(3,566,301)		(3,587,294)
Mortgages, net of unamortized debt issuance costs	$286,582,582	4.5%	$283,049,802	4.6%

(1)	Includes a variable rate mortgage with a balance of $11,020,831 and $11,416,309 as of June 30, 2016 and December 31, 2015, respectively, which has been effectively fixed at an interest rate of 3.89% with an interest rate swap agreement.

Loans Payable includes unamortized debt issuance costs of $130,871 and $124,297 at June 30, 2016 and December 31, 2015, respectively. The weighted average interest rate was 3.6% and 3.8% at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, $12,862,711 was outstanding on the margin loan at a 2.0% interest rate.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

On June 15, 2016, the Company paid total cash dividends of $4,903,285 or $0.18 per share to common shareholders of record as of close of business on May 16, 2016, of which $572,705 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). Total dividends paid to our common shareholders for the six months ended June 30, 2016 amounted to $9,782,335 of which $1,109,078 was reinvested. On July 1, 2016, the Company declared a dividend of $0.18 per share to be paid September 15, 2016 to common shareholders of record as of close of business on August 15, 2016.

During the six months ended June 30, 2016, the Company received, including dividends reinvested of $1,109,078, a total of $3,939,341 from its DRIP. There were 418,323 new shares issued under the DRIP.

8.25% Series A Cumulative Redeemable Preferred Stock

On June 15, 2016, the Company paid $1,889,147 in dividends or $0.515625 per share for the period from March 1, 2016 through May 31, 2016 to Series A preferred shareholders of record as of close of business on May 16, 2016. Dividends on our Series A Preferred Shares are cumulative and payable quarterly at an annual rate of $2.0625 per share. Total dividends paid to our Series A preferred shareholders for the six months ended June 30, 2016 amounted to $3,778,294.

On July 1, 2016, the Company declared a dividend of $0.515625 per share for the period from June 1, 2016 through August 31, 2016 to be paid on September 15, 2016 to Series A preferred shareholders of record as of close of business on August 15, 2016.

8.0% Series B Cumulative Redeemable Preferred Stock

On June 15, 2016, the Company paid $1,900,600 in dividends or $0.50 per share for the period from March 1, 2016 through May 31, 2016 to Series B preferred shareholders of record as of close of business on May 16, 2016. Dividends on our Series B Preferred Shares are cumulative and payable quarterly at an annual rate of $2.00 per share. Total dividends paid to our Series B preferred shareholders for the six months ended June 30, 2016 amounted to $2,816,968.

On July 1, 2016, the Company declared a dividend of $0.50 per share for the period from June 1, 2016 through August 31, 2016 to be paid on September 15, 2016 to Series B preferred shareholders of record as of close of business on August 15, 2016.

On April 5, 2016, the Company issued and sold 2,000,000 shares of its 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement at a sale price of $25.50 per share. The Company received net proceeds from the offering after expenses of approximately $49.1 million and intends to use the net proceeds for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis. The Series B Preferred Shares has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. The Series B Preferred Shares ranks on a parity with the Company’s Series A Preferred Shares with respect to dividend rights and rights upon liquidation, dissolution or winding up.

In conjunction with the issuance of the Company’s Series B Preferred Shares, the Company filed with the Maryland State Department of Assessments and Taxation (the “Maryland SDAT”), an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 11,000,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 70,663,800 shares (classified as 62,000,000 shares of common stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 2,000,000 shares of 8.0% Series B Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock) to 81,663,800 shares (classified as 73,000,000 shares of common stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 2,000,000 shares of 8.0% Series B Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying 2,000,000 shares of Common Stock as shares of Series B Preferred Stock. After the reclassification, the Company’s authorized stock consisted of 71,000,000 shares of common stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 4,000,000 shares of 8.0% Series B Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock.

NOTE 6 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $319,028 and $476,773 have been recognized for the three and six months ended June 30, 2016, respectively, and $275,877 and $453,678 for the three and six months ended June 30, 2015, respectively.

On April 5, 2016 the Company awarded a total of 40,500 shares of restricted stock to Samuel A. Landy and Anna T. Chew, pursuant to their employment agreements. The fair value on the grant date of these restricted stock grants was $395,685. These grants vest ratably over 5 years.

On April 5, 2016, the Company granted options to purchase 527,000 shares of common stock to thirty-four participants in the Company’s 2013 Stock Option and Stock Award Plan. The fair value on the grant date of these options amounted to $424,556. These grants vest over one year. Compensation costs for grants issued to a participant who is of retirement age is recognized at the time of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2016 and 2015:

	2016	2015

Dividend yield	7.32%	7.37%
Expected volatility	26.30%	27.17%
Risk-free interest rate	1.49%	2.12%
Expected lives	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended June 30, 2016 and 2015 was $0.81 and $0.93 per share, respectively.

As of June 30, 2016, there were options outstanding to purchase 1,972,000 shares. There were 1,255,500 shares available for grant under the 2013 Stock Option and Stock Award Plan. During the six months ended June 30, 2016, eight participants exercised options to purchase a total of 65,500 shares of common stock at a weighted-average exercise price of $9.03 per share for total proceeds of $591,225. During the six months ended June 30, 2016, options to one participant to purchase a total of 50,000 shares expired. As of June 30, 2015, there were options outstanding to purchase 1,620,000 shares and 1,832,000 shares were available for grant under the Company’s 2013 Stock Option and Stock Award Plan.

NOTE 7 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2016:
Securities Available for Sale - Preferred stock	$13,780,705	$13,780,705	$-0-	$-0-
Securities Available for Sale - Common stock	90,135,792	90,135,792	-0-	-0-
Interest Rate Swap (1)	(42,565)	-0-	(42,565)	-0-
Total	$103,873,932	$103,916,497	$(42,565)	$-0-

As of December 31, 2015:
Securities Available for Sale - Preferred stock	$14,219,712	$14,219,712	$-0-	$-0-
Securities Available for Sale - Common stock	60,791,548	60,791,548	-0-	-0-
Interest Rate Swap (1)	(1,700)	-0-	(1,700)	-0-
Total	$75,009,560	$75,011,260	$(1,700)	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2016, the fair and carrying value of fixed rate Mortgages Payable amounted to $277,453,840 and $278,609,757, respectively. The fair value of fixed rate Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 8 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

Included in the Company’s Community Operating Expenses for the six months ended June 30, 2015 is $125,000 for the settlement of the Memphis Mobile City lawsuit. The Company is in the process of constructing a new manufactured home community at this location, which is expected to cost approximately $5.4 million. Once fully developed, the community will contain a total of 134 developed homesites.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of June 30, 2016, the total loan balance under this agreement was approximately $4.5 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of June 30, 2016, the total loan balance was approximately $5.3 million.

The Company entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. The Company does not receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If the loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad and subsequently purchased by the Company. Included in Notes and Other Receivables is approximately $2,078,000 of loans that the Company purchased from the COP program during the six months ended June 30, 2016.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2016 and 2015 was $8,652,552 and $6,107,203, respectively. Interest cost capitalized to Land Development was $168,948 and $143,114 for the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016 and 2015, the Company had Dividend Reinvestments of $1,109,078 and $987,999, respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2015 and through June 30, 2016. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of January 1, 2015, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	6/30/16	6/30/15	6/30/16	6/30/15

Rental and Related Income	$22,424,000	$20,047,000	$44,210,000	$39,608,000
Community Operating Expenses	10,719,000	10,118,000	21,275,000	20,052,000
Net Loss Attributable to Common Shareholders	(683,000)	(1,866,000)	(1,566,000)	(3,225,000)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	$(0.02)	$(0.07)	$(0.06)	$(0.13)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The Company is a self-administered, self-managed Real Estate Investment Trust (“REIT”) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on an annual or month-to-month basis to residential manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances homes to qualified residents and prospective residents of our communities. As of June 30, 2016, the Company owned ninety-eight manufactured home communities containing approximately 17,800 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company also invests in securities of other REITs which the Company generally limits to no more than approximately 20% of its undepreciated assets.

The Company earns income from the leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of home sales, from investments in marketable REIT securities, and from appreciation of the manufactured home communities and vacant land owned by the Company. The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time. Our sales operations, which was negatively affected by the limited ability of homebuyers to qualify for loans to purchase homes, has improved. For the three months ended June 30, 2016, Sales of Manufactured Homes increased by $1,170,730 or 72% and have increased by $1,760,524 or 64% for the six months ended June 30, 2016. As a result of continued increases in single-family conventional home prices and apartment rental rates, our property type offers substantial comparative value that has and should continue to result in increased demand. Additionally, the Company anticipates that as national home sales to first time home buyers improve, our sales operations will return to profitability.

Manufactured home rentals in land lease communities has, over the last several years, proven to be the best way to pass the lower housing costs manufactured homes provide to consumers who desire quality affordable housing. We continue to see increased demand for rental homes. We have added an additional 410 rental homes during the first six months of 2016, bringing the total to approximately 4,100 rental homes. Occupied rental homes represent approximately 27.5% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 94.4% as of June 30, 2016. We anticipate adding a total of 800 rental homes in 2016, as the market dictates.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. Community Net Opertaing Income (“NOI”) increased 33% for the six months ended June 30, 2016 from the prior year period. Same property occupancy, which includes communities owned and operated as of January 1, 2015, increased by 180 basis points to 84.2% over the prior year period and same property NOI increased by 21.4% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

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

Supplemental Measures

In addition to the results reported in accordance with GAAP, management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies, and include Community NOI, Funds From Operations (“FFO”), Core Funds From Operations (“Core FFO”) and Normalized Funds From Operations (“Normalized FFO”). A discussion of FFO, Core FFO and Normalized FFO, and a reconciliation to net income is included in the presentation of FFO included in Item 2 of this Form 10Q.

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

The Company’s Community NOI for the three and six months ended June 30, 2016 and 2015 is calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/16	6/30/15	6/30/16	6/30/15

Rental and Related Income	$22,423,876	$17,937,342	$44,210,056	$35,153,028
Less: Community Operating Expenses	10,718,738	9,139,539	21,274,676	17,952,028
Community NOI	$11,705,138	$8,797,803	$22,935,380	$17,201,000

Changes In Results Of Operations

Rental and Related Income increased 25% from $17,937,342 for the three months ended June 30, 2015 to $22,423,876 for the three months ended June 30, 2016. Rental and Related Income increased 26% from $35,153,028 for the six months ended June 30, 2015 to $44,210,056 for the six months ended June 30, 2016. These increases were primarily due to the acquisitions made during 2015, as well as an increases in rental rates, same property occupancy and rental homes. The Company has been raising rental rates by approximately 2% to 6% annually at most communities. Same property occupancy has increased 180 basis points from 82.4% as of June 30, 2015 to 84.2% at quarter-end. Occupied rental homes increased 39% from approximately 2,800 homes at June 30, 2015 to 3,900 homes at June 30, 2016.

Community Operating Expenses increased 17% from $9,139,539 for the three months ended June 30, 2015 to $10,718,738 for the three months ended June 30, 2016. Community Operating Expenses increased 19% from $17,952,028 for the six months ended June 30, 2015 to $21,274,676 for the six months ended June 30, 2016. These increases were primarily due to the acquisitions made during 2015.

Community NOI increased 33% from $8,797,803 for the three months ended June 30, 2015 to $11,705,138 for the three months ended June 30, 2016. Community NOI increased 33% from $17,201,000 for the six months ended June 30, 2015 to $22,935,380 for the six months ended June 30, 2016. These increases were primarily due to the acquisitions during 2015 and an increases in rental rates, occupancy and rental homes.

The Company has also been reducing its Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income). The Operating Expense Ratio was 47.8% and 51.0% for the three months ended June 30, 2016 and 2015, respectively. The Operating Expense Ratio was 48.1% and 51.1% for the six months ended June 30, 2016 and 2015, respectively. Many recently acquired communities had substantial deferred maintenance costs, requiring higher than normal expenditures in the first two years of ownership. During the current period, these deferred maintenance costs have been reduced, resulting in the Operating Expense Ratio decreasing as well. In addition, most of the community expenses consist of fixed costs and therefore, as occupancy rates continue to increase, these expense ratios will continue to improve. Inflation and changing prices have generally not had a material effect on revenues and income from continuing operations due to the Company’s ability to periodically adjust its rental rates.

Sales of manufactured homes increased 72% from $1,616,101 for the three months ended June 30, 2015 to $2,786,831 for the three months ended June 30, 2016. Sales of manufactured homes increased 64% from $2,744,501 for the six months ended June 30, 2015 to $4,505,025 for the six months ended June 30, 2016. The Company has seen a 61% increase in the number of homes sold from 90 homes sold for the six months ended June 30, 2016 as compared to 56 homes sold for the six months ended June 30, 2015. Cost of sales of manufactured homes amounted to $2,161,344 and $1,238,854 for the three months ended June 30, 2016 and 2015, respectively. Cost of sales of manufactured homes amounted to $3,475,272 and $2,119,524 for the six months ended June 30, 2016 and 2015, respectively. The gross profit percentage was 22% and 23% for the three months ended June 30, 2016 and 2015, respectively. The gross profit percentage was 23% for both the six months ended June 30, 2016 and 2015. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $674,717 and $658,028 for the three months ended June 30, 2016 and 2015, respectively. Although the number of homes sold increased 61%, selling expenses only increased 8% and amounted to $1,458,469 and $1,343,567 for the six months ended June 30, 2016 and 2015, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $275,670 or 10% of total sales and $455,967 or 28% of total sales for the three months ended June 30, 2016 and 2015, respectively. Loss from the sales operations amounted to $793,045 or 18% of total sales and $1,033,383 or 38% of total sales for the six months ended June 30, 2016 and 2015, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed. Although sales of manufactured homes increased 72% over the prior year period, they have not yet returned to pre-recession levels. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing.

The U.S. homeownership rate was 62.9% in the second quarter of 2016, according to the U.S. Census.  This is down from 69.2% at its peak at the end of 2004. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. The macro-economic environment and current housing fundamentals continue to favor home rentals. The Company remains very focused on increasing this aspect of our business. Nevertheless, the Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities.

General and Administrative Expenses remained relatively stable for the quarter and six months ended June 30, 2016 as compared to the quarter and six months ended June 30, 2015.

Depreciation Expense increased 28% from $4,451,195 for the three months ended June 30, 2015 to $5,679,167 for the three months ended June 30, 2016. Depreciation Expense increased 29% from $8,679,469 for the six months ended June 30, 2015 to $11,205,009 for the six months ended June 30, 2016. These increases were primarily due to the acquisitions during 2015 and the increase in rental homes during 2015 and 2016.

Interest Income decreased 15% from $466,129 for the three months ended June 30, 2015 to $397,083 for the three months ended June 30, 2016. Interest Income decreased 15% from $944,462 for the six months ended June 30, 2015 to $805,959 for the six months ended June 30, 2016. These decreases were primarily due to a decrease in the average balance of notes receivable. The average balance at June 30, 2016 and 2015 was approximately $18.4 million and $20.0 million, respectively.

Dividend Income increased 61% from $1,006,876 for the three months ended June 30, 2015 to $1,623,844 for the three months ended June 30, 2016. Dividend Income increased 47% from $2,101,654 for the six months ended June 30, 2015 to $3,079,379 for the six months ended June 30, 2016. These increases were primarily due to the increase in the average balance of Securities Available for Sale from $63.5 million at June 30, 2015 to $89.5 million at June 30, 2016. The dividends received from our securities investments were at a weighted average yield of approximately 6.9% and continue to meet our expectations. It is the Company’s intent to hold these securities long-term.

The Company recognized a Gain on Sale of Securities Transactions of $782,373 and $21,548 for the three months ended June 30, 2016 and 2015, respectively. The Company recognized a Gain on Sale of Securities Transactions of $1,014,378 and $79,748 for the six months ended June 30, 2016 and 2015, respectively. In addition, the Company’s unrealized holding gains (losses) on its investment in securities increased from an unrealized loss of $2,055,026 as of December 31, 2015 to an unrealized gain of $16,352,163 as of June 30, 2016, resulting in an increase in value of the securities portfolio for the six months of $18,407,189.

Interest Expense increased 15% from $3,373,955 for the three months ended June 30, 2015 to $3,896,305 for the three months ended June 30, 2016. Interest Expense increased 24% from $6,315,609 for the six months ended June 30, 2015 to $7,829,782 for the six months ended June 30, 2016. These increases were primarily due to an increase in the average balance of mortgages and loans payable due to the new community acquisitions in 2015, as well as additional community financings/re-financings in 2015 and 2016. The average balance at June 30, 2016 and 2015 was approximately $336.4 million and $274.7 million, respectively. The weighted average interest rate was 4.4% at June 30, 2016 and 2015, respectively.

Changes in Financial Condition

Total Investment Property and Equipment increased 4% or $25,397,015 during the six months ended June 30, 2016.  The Company added 410 rental homes to its existing communities. The Company’s occupancy rate on its’ rental homes portfolio increased 150 basis points and was 94.4% at June 30, 2016 as compared to 92.9% at December 31, 2015.

Securities Available for Sale increased 39% or $28,905,237 during the six months ended June 30, 2016.  The increase was due to purchases of $17,193,903, a change in the unrealized gain (loss) from an unrealized loss of $2,055,026 as of December 31, 2015 to an unrealized gain of $16,352,163 as of June 30, 2016, resulting in an increase for the six months of $18,407,189, offset by sales with a cost basis of $6,695,855, which resulted in realized gains totaling $1,014,378.

Mortgages Payable increased 1% or $3,532,780 during the six months ended June 30, 2016. This increase was due to new mortgages of approximately $15.5 million, partially offset by principal repayments of approximately $11.9 million.

Loans Payable decreased 22% or $12,537,585 during the six months June 30, 2016. This decrease was mainly due to the decrease of approximately $2.9 million on our margin loan, a decrease of $6.0 million on our revolving line of credit for the finance of home sales and a decrease of $3.7 million on our revolving credit facilities for the purchase of inventory.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To fund these acquisitions, the Company may sell marketable securities, borrow on its lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets.  To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

The Company raised $3,939,341 from the issuance of common stock in the DRIP during the six months ended June 30, 2016, which included Dividend Reinvestments of $1,109,078. Dividends paid on the common stock for the six months ended June 30, 2016 were $9,782,335, of which $1,109,078 were reinvested. Dividends paid on the Series A Preferred Shares and the Series B Preferred Shares for the six months ended June 30, 2016 totaled $6,595,262.

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

Net Cash provided by Operating Activities amounted to $11,688,823 and $10,246,793 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had Cash and Cash Equivalents of $9.6 million, Securities Available for Sale of $103.9 million, encumbered by $12.9 million in margin loans, $20.0 million available on its unsecured credit facility, with an additional $15 million potentially available pursuant to an accordion feature, $6.0 million available on its revolving line of credit for the financing of home sales and approximately $14.1 million available on its revolving credit facilities for the financing of inventory purchases. The Company owns 98 communities, of which 23 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings of its preferred stock.

The Company believes that funds generated will be adequate to meet its obligations over the next several years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds From Operations

We also assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, and impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds From Operations (“Core FFO”), as FFO plus acquisition costs and cost of early extinguishment of debt. We define Normalized Funds From Operations (“Normalized FFO”), as Core FFO excluding gains and losses realized on securities investments and certain one-time charges. FFO, Core FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO, Core FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and Normalized FFO and, accordingly, our FFO, Core FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO, Core FFO and Normalized FFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as alternatives to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three and six months ended June 30, 2016 and 2015 are calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/16	6/30/15	6/30/16	6/30/15

Net Loss Attributable to Common Shareholders	$(682,729)	$(1,685,165)	$(1,566,007)	$(2,855,795)
Depreciation Expense	5,679,167	4,451,195	11,205,009	8,679,469
Loss on Sales of Depreciable Assets	45,026	73,929	22,938	69,216
FFO Attributable to Common Shareholders	5,041,464	2,839,959	9,661,940	5,892,890

Adjustments:
Acquisition Costs	-0-	188,248	-0-	294,379
Cost of Early Extinguishment of Debt (1)	-0-	89,396	-0-	89,396
Core FFO Attributable to Common Shareholders	5,041,464	3,117,603	9,661,940	6,276,665

Adjustments:
Gain on Sales of Securities Transactions, net	(782,373)	(21,548)	(1,014,378)	(79,748)
Settlement of Memphis Mobile City Litigation (2)	-0-	-0-	-0-	125,000
Normalized FFO Attributable to Common Shareholders	$4,259,091	$3,096,055	$8,647,562	$6,321,917

(1)	Included in Interest Expense on the Consolidated Statements of Income (Loss).

(2)	Included in Community Operating Expenses on the Consolidated Statements of Income (Loss).

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	2016	2015

Operating Activities	$11,688,823	$10,246,793
Investing Activities	(36,518,383)	(37,153,552)
Financing Activities	27,884,204	27,854,800

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

The Company’s President and Chief Executive Officer (principal executive officer) and the Company’s Vice President and Chief Financial Officer (principal financial and accounting officer), with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

Item 6. Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	August 4, 2016	By:	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 4, 2016	By:	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

