Form 10-Q
period 2016-09-30
UMH PROPERTIES, INC.
filed 2016-11-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of November 1, 2016
Common Stock, $.10 par value per share	28,669,306

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)
- ASSETS -
Investment Property and Equipment
Land	$46,246,314	$45,477,814
Site and Land Improvements	390,804,574	377,215,400
Buildings and Improvements	20,780,644	20,307,097
Rental Homes and Accessories	164,755,859	134,708,763
Total Investment Property	622,587,391	577,709,074
Equipment and Vehicles	14,700,145	13,697,460
Total Investment Property and Equipment	637,287,536	591,406,534
Accumulated Depreciation	(134,409,243)	(117,761,146)
Net Investment Property and Equipment	502,878,293	473,645,388

Other Assets
Cash and Cash Equivalents	3,709,897	6,535,897
Securities Available for Sale at Fair Value	111,046,262	75,011,260
Inventory of Manufactured Homes	16,335,779	14,311,410
Notes and Other Receivables, net	20,921,062	20,028,574
Prepaid Expenses and Other Assets	4,938,001	4,062,813
Land Development Costs	9,206,996	6,722,048
Total Other Assets	166,157,997	126,672,002

TOTAL ASSETS	$669,036,290	$600,317,390

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$285,020,565	$283,049,802

Other Liabilities:
Accounts Payable	3,793,716	2,816,290
Loans Payable, net of unamortized debt issuance costs	56,579,336	57,862,206
Accrued Liabilities and Deposits	5,522,991	6,696,577
Tenant Security Deposits	4,209,052	3,654,090
Total Other Liabilities	70,105,095	71,029,163
Total Liabilities	355,125,660	354,078,965

Commitments and Contingencies

Shareholders’ Equity:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 3,663,800 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	91,595,000	91,595,000
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 and 2,000,000 shares authorized, 3,801,200 and 1,801,200 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	95,030,000	45,030,000
Common Stock - $0.10 par value per share; 75,000,000 and 62,000,000 shares authorized, 28,311,039 and 27,086,838 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2,831,104	2,708,684
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized, no shares issued or outstanding as of September 30, 2016 and December 31, 2015, respectively	-0-	-0-
Additional Paid-In Capital	104,182,247	109,629,260
Accumulated Other Comprehensive Income (Loss)	20,940,072	(2,056,726)
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	313,910,630	246,238,425

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$669,036,290	$600,317,390

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

INCOME:
Rental and Related Income	$23,103,155	$18,970,407	$67,313,211	$54,123,435
Sales of Manufactured Homes	2,251,896	2,724,592	6,756,921	5,469,093

Total Income	25,355,051	21,694,999	74,070,132	59,592,528

EXPENSES:
Community Operating Expenses	10,719,289	9,337,742	31,993,965	27,289,770
Cost of Sales of Manufactured Homes	1,803,315	2,089,602	5,278,587	4,209,126
Selling Expenses	812,392	798,126	2,270,861	2,141,693
General and Administrative Expenses	2,293,366	1,799,181	5,933,299	5,264,839
Acquisition Costs	51,360	154,959	51,360	449,338
Depreciation Expense	5,887,667	4,786,090	17,092,676	13,465,559

Total Expenses	21,567,389	18,965,700	62,620,748	52,820,325

OTHER INCOME (EXPENSE):
Interest Income	400,899	442,600	1,206,858	1,387,062
Dividend Income	1,755,438	1,121,274	4,834,817	3,222,928
Gain on Sales of Securities Transactions, net	884,458	47,671	1,898,836	127,419
Other Income	146,469	154,488	395,682	293,044
Interest Expense	(3,774,341)	(3,450,914)	(11,604,123)	(9,766,523)

Total Other Income (Expense)	(587,077)	(1,684,881)	(3,267,930)	(4,736,070)

Income before Gain (Loss) on Sales of Investment Property and Equipment	3,200,585	1,044,418	8,181,454	2,036,133
Gain (Loss) on Sales of Investment Property and Equipment	(572)	2,827	(23,510)	(66,389)
Net Income	3,200,013	1,047,245	8,157,944	1,969,744
Less: Preferred Dividends	(3,789,747)	(1,889,147)	(10,313,685)	(5,667,441)
Net Loss Attributable to Common Shareholders	$(589,734)	$(841,902)	$(2,155,741)	$(3,697,697)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Basic and Diluted Income (Loss) Per Share:

Net Income	$0.12	$0.04	$0.30	$0.08
Less: Preferred Dividends	0.14	0.07	0.38	0.22
Net Loss Attributable to Common Shareholders	$(0.02)	$(0.03)	$(0.08)	$(0.14)

Weighted Average Common Shares Outstanding:

Basic and Diluted	27,891,370	26,388,589	27,450,747	25,600,310

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net Income	$3,200,013	$1,047,245	$8,157,944	$1,969,744

Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) Arising During the Period	5,489,522	(2,309,066)	24,911,089	(9,034,011)
Reclassification Adjustment for Net Gains Realized in Income	(884,458)	(47,671)	(1,898,836)	(127,419)
Change in Fair Value of Interest Rate Swap Agreements	25,410	(38,319)	(15,455)	(110,439)

Comprehensive Income (Loss)	7,830,487	(1,347,811)	31,154,742	(7,302,125)
Less: Preferred Dividends	(3,789,747)	(1,889,147)	(10,313,685)	(5,667,441)

Comprehensive Income (Loss) Attributable to Common Shareholders	$4,040,740	$(3,236,958)	$20,841,057	$(12,969,566)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,157,944	$1,969,744
Non-Cash items included in Net Income:
Depreciation	17,092,676	13,465,559
Amortization of Financing Costs	580,335	407,481
Stock Compensation Expense	896,519	657,230
Provision for Uncollectible Notes and Other Receivables	650,382	803,103
Gain on Sales of Securities Transactions, net	(1,898,836)	(127,419)
Loss on Sales of Investment Property and Equipment	23,510	66,389
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(2,024,369)	(1,161,658)
Notes and Other Receivables	(1,542,870)	1,054,922
Prepaid Expenses and Other Assets	(875,188)	(5,080,596)
Accounts Payable	977,426	901,888
Accrued Liabilities and Deposits	(1,189,041)	416,754
Tenant Security Deposits	554,962	635,134
Net Cash Provided by Operating Activities	21,403,450	14,008,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(2,954,000)	(42,826,524)
Purchase of Investment Property and Equipment	(44,239,188)	(37,368,231)
Proceeds from Sales of Investment Property and Equipment	844,097	604,687
Additions to Land Development Costs	(2,484,948)	(425,356)
Purchase of Securities Available for Sale	(23,453,933)	(9,171,695)
Proceeds from Sales of Securities Available for Sale	12,330,020	2,257,433
Net Cash Used in Investing Activities	(59,957,952)	(86,929,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	15,458,000	100,722,000
Net Payments on Short Term Borrowings	(1,330,266)	(8,281,398)
Principal Payments of Mortgages and Loans	(13,629,215)	(19,717,525)
Financing Costs on Debt	(390,961)	(2,417,695)
Proceeds from Issuance of Preferred Stock, net	49,120,853	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments reinvestments	9,267,775	20,347,682
Proceeds from Exercise of Stock Options	1,081,380	151,200
Preferred Dividends Paid	(10,773,898)	(5,667,441)
Common Dividends Paid, net of Dividend Reinvestments	(13,075,166)	(12,398,024)
Net Cash Provided by Financing Activities	35,728,502	72,738,799

Net Decrease in Cash and Cash Equivalents	(2,826,000)	(182,356)
Cash and Cash Equivalents at Beginning of Period	6,535,897	8,082,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,709,897	$7,900,436

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc. (“we”, “our”, “us” or “the Company”) owns and operates one hundred manufactured home communities containing approximately 18,000 developed home sites as of September 30, 2016. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales in its communities. S&F was established to enhance the occupancy of the communities. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company also invests in securities of other Real Estate Investment Trusts (“REITs”) which the Company generally limits to no more than approximately 20% of its undepreciated assets.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

As of September 30, 2016, the Company has an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 9/30/16
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$10,823,092

The Company’s interest rate swap agreement is based upon 30-day LIBOR. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying mortgage. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 8 for information on the determination of fair value). The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of September 30, 2016 and December 31, 2015, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of these derivatives of $(17,155) and $(1,700), respectively, was recorded as a component of Accumulated Other Comprehensive Income (Loss), with the corresponding liability included in Accrued Liabilities and Deposits.

Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. The Company adopted this standard effective January 1, 2016, and it did not have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding. The Company adopted these standards effective January 1, 2016. This adoption resulted in the reclassification of deferred debt issuance costs of $3,711,591 from other assets ($3,587,294 to mortgages payable and $124,297 to loans payable) in our December 31, 2015 Consolidated Balance Sheet and reclassification of amortization of financing costs of $141,592 and $407,481 for the three and nine months ended September 30, 2015, respectively, to interest expense in our Consolidated Statement of Income (Loss).

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity’s voting rights; or (3) the exposure to a majority of the legal entity’s economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The Company adopted this standard effective January 1, 2016, and it did not have a material impact on our financial position, results of operations or cash flows.

Other Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the three and nine months ended September 30, 2016, employee stock options to purchase 1,900,500 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2015, employee stock options to purchase 1,563,000 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On September 1, 2016, the Company acquired two manufactured home communities located in Ohio for approximately $2,954,000. These all-age communities contain a total of 165 developed homesites that are situated on approximately 71 total acres. At the date of acquisition, the average occupancy for these communities was approximately 64%.

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the results of the acquired assets are included in the statements of income (loss) from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired for the nine months ended September 30, 2016:

At Acquisition Date
Assets Acquired:
Land	$770,000
Depreciable Property	2,183,830
Total Assets Acquired	$2,953,830

The allocations of the fair value of the assets acquired are subject to further adjustment as final costs and valuations are determined.

See Note 12 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $111,046,262 as of September 30, 2016. The Company generally limits its investment in marketable securities to no more than approximately 20% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the nine months ended September 30, 2016, the Company sold securities with a cost basis of $10,431,184 and recognized a Gain on Sale of $1,898,836. The Company also made purchases of $23,453,933 in Securities Available for Sale. Of this amount, the Company made total purchases of 86,050 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $1,023,326 or weighted average cost of $11.89 per share. The Company owned a total of 2,211,321 MREIC common shares as of September 30, 2016 at a total cost of $18,878,380 and a fair value of $31,555,547.

As of September 30, 2016, the Company had total net unrealized gains of $20,957,227 in its REIT securities portfolio. The Company held two securities that had unrealized losses as of September 30, 2016. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

The following is a summary of the securities that the Company has determined to be temporarily impaired as of September 30, 2016:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Preferred Stock	$100,340	$(2,082)	$-0-	$-0-
Common Stock	-0-	-0-	-0-	-0-
Total	$100,340	$(2,082)	$-0-	$-0-

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss
2	$100,340	$(2,082)	0-4%

NOTE 5 – LOANS AND MORTGAGES PAYABLE

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

The following is a summary of our mortgages payable as of September 30, 2016 and December 31, 2015:

	9/30/2016		12/31/2015
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$277,205,883	4.4%	$274,542,499	4.5%
Variable rate mortgages (1)	11,259,998	3.9%	12,094,597	3.9%
Total mortgages before unamortized debt issuance costs	288,465,881	4.4%	286,637,096	4.5%
Unamortized debt issuance costs	(3,445,316)		(3,587,294)
Mortgages, net of unamortized debt issuance costs	$285,020,565	4.5%	$283,049,802	4.6%

(1)	Includes a variable rate mortgage with a balance of $10,823,092 and $11,416,309 as of September 30, 2016 and December 31, 2015, respectively, which has been effectively fixed at an interest rate of 3.89% with an interest rate swap agreement.

Loans Payable includes unamortized debt issuance costs of $76,902 and $124,297 at September 30, 2016 and December 31, 2015, respectively. The weighted average interest rate was 3.4% and 3.8% at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, $16,533,268 was outstanding on the margin loan at a 2.0% interest rate.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On September 15, 2016, the Company paid total cash dividends of $5,031,778 or $0.18 per share to common shareholders of record as of close of business on August 15, 2016, of which $629,869 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). Total dividends paid to our common shareholders for the nine months ended September 30, 2016 amounted to $14,814,113 of which $1,738,947 was reinvested. On October 3, 2016, the Company declared a dividend of $0.18 per share to be paid December 15, 2016 to common shareholders of record as of close of business on November 15, 2016.

During the nine months ended September 30, 2016, the Company received, including dividends reinvested of $1,738,947, a total of $11,006,722 from its DRIP. There were 1,026,701 new shares issued under the DRIP during this period.

8.25% Series A Cumulative Redeemable Preferred Stock

On September 15, 2016, the Company paid $1,889,147 in dividends or $0.515625 per share for the period from June 1, 2016 through August 31, 2016 to shareholders of record as of close of business on August 15, 2016 of our 8.25% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series A Preferred”). Dividends on our Series A Preferred shares are cumulative and payable quarterly at an annual rate of $2.0625 per share. Total dividends paid to our Series A Preferred shareholders for the nine months ended September 30, 2016 amounted to $5,667,441.

On October 3, 2016, the Company declared a dividend of $0.515625 per share for the period from September 1, 2016 through November 30, 2016 to be paid on December 15, 2016 to Series A Preferred shareholders of record as of close of business on November 15, 2016.

8.0% Series B Cumulative Redeemable Preferred Stock

On September 15, 2016, the Company paid $1,900,600 in dividends or $0.50 per share for the period from June 1, 2016 through August 31, 2016 to shareholders of record as of close of business on August 15, 2016 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred”). Dividends on our Series B Preferred shares are cumulative and payable quarterly at an annual rate of $2.00 per share. Total dividends paid to our Series B Preferred shareholders for the nine months ended September 30, 2016 amounted to $5,106,458.

On October 3, 2016, the Company declared a dividend of $0.50 per share for the period from September 1, 2016 through November 30, 2016 to be paid on December 15, 2016 to Series B Preferred shareholders of record as of close of business on November 15, 2016.

On April 5, 2016, the Company issued and sold 2,000,000 shares of its Series B Preferred stock in a registered direct placement at a sale price of $25.50 per share. The Company received net proceeds from the offering after expenses of approximately $49.1 million and used the net proceeds for general corporate purposes, which included purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties and repayment of indebtedness on a short-term basis. The Series B Preferred shares has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. The Series B Preferred shares ranks on a parity with the Company’s Series A Preferred shares with respect to dividend rights and rights upon liquidation, dissolution or winding up.

In conjunction with the issuance of the Company’s Series B Preferred shares, on April 4, 2016, the Company filed with the Maryland State Department of Assessments and Taxation (the “Maryland SDAT”), an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 11,000,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 70,663,800 shares (classified as 62,000,000 shares of common stock, 3,663,800 shares of Series A Preferred stock, 2,000,000 shares of Series B Preferred stock and 3,000,000 shares of excess stock) to 81,663,800 shares (classified as 73,000,000 shares of common stock, 3,663,800 shares of Series A Preferred stock, 2,000,000 shares of Series B Preferred stock and 3,000,000 shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying 2,000,000 shares of Common Stock as shares of Series B Preferred stock. After the reclassification, the Company’s authorized stock consisted of 71,000,000 shares of common stock, 3,663,800 shares of Series A Preferred stock, 4,000,000 shares of Series B Preferred stock and 3,000,000 shares of excess stock.

On August 11, 2016, the Company filed with the MSAT a further amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 4,000,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 81,663,800 shares (classified as 71,000,000 shares of common stock, 3,663,800 shares of Series A Preferred stock, 4,000,000 shares of Series B Preferred stock and 3,000,000 shares of excess stock) to 85,663,800 shares (classified as 75,000,000 shares of common stock, 3,663,800 shares of Series A Preferred stock, 4,000,000 shares of Series B Preferred stock and 3,000,000 shares of excess stock).

NOTE 7 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $419,746 and $896,519 have been recognized for the three and nine months ended September 30, 2016, respectively, and $203,549 and $657,230 for the three and nine months ended September 30, 2015, respectively.

On April 5, 2016, the Company awarded a total of 40,500 shares of restricted stock to Samuel A. Landy and Anna T. Chew, pursuant to their employment agreements. The fair value on the grant date of these restricted stock grants was $395,685. These grants vest ratably over 5 years.

On April 5, 2016, the Company granted options to purchase 527,000 shares of common stock to thirty-four participants in the Company’s 2013 Stock Option and Stock Award Plan. The fair value on the grant date of these options amounted to $424,556. These grants vest over one year. Compensation costs for grants issued to a participant who is of retirement age is recognized at the time of the grant.

On September 14, 2016, the Company awarded 20,000 shares of restricted stock to Eugene W. Landy. The fair value on the grant date of these restricted stock grants was $231,400 and since Mr. Landy is of retirement age, the entire compensation cost was recognized at the time of the grant. These grants vest ratably over 5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2016 and 2015:

	2016	2015

Dividend yield	7.32%	7.37%
Expected volatility	26.30%	27.17%
Risk-free interest rate	1.49%	2.12%
Expected lives	8	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the nine months ended September 30, 2016 and 2015 was $0.81 and $0.93 per share, respectively.

As of September 30, 2016, there were options outstanding to purchase 1,900,500 shares. There were 1,235,500 shares available for grant under the 2013 Stock Option and Stock Award Plan. During the nine months ended September 30, 2016, eleven participants exercised options to purchase a total of 137,000 shares of common stock at a weighted-average exercise price of $7.89 per share for total proceeds of $1,081,380. During the nine months ended September 30, 2016, options to one participant to purchase a total of 50,000 shares expired. As of September 30, 2015, there were options outstanding to purchase 1,563,000 shares and 1,832,000 shares were available for grant under the Company’s 2013 Stock Option and Stock Award Plan. The aggregate intrinsic value of options outstanding as of September 30, 2016 was $2,562,973 and the aggregate intrinsic value of options exercised during the nine months ended September 30, 2016 was $487,610.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2016:
Securities Available for Sale - Preferred stock	$13,512,526	$13,512,526	$-0-	$-0-
Securities Available for Sale - Common stock	97,533,736	97,533,736	-0-	-0-
Interest Rate Swap (1)	(17,155)	-0-	(17,155)	-0-
Total	$111,029,107	$111,046,262	$(17,155)	$-0-

As of December 31, 2015:
Securities Available for Sale - Preferred stock	$14,219,712	$14,219,712	$-0-	$-0-
Securities Available for Sale - Common stock	60,791,548	60,791,548	-0-	-0-
Interest Rate Swap (1)	(1,700)	-0-	(1,700)	-0-
Total	$75,009,560	$75,011,260	$(1,700)	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2016, the fair value of Fixed Rate Mortgages Payable amounted to $276,010,009 and the carrying value of Fixed Rate Mortgages Payable amounted to $277,205,883. The fair value of fixed rate Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

Included in the Company’s Community Operating Expenses for the nine months ended September 30, 2015 is $125,000 for the settlement of the Memphis Mobile City lawsuit. The Company is in the process of constructing a new manufactured home community at this location, which is expected to cost approximately $5.4 million, of which approximately $1.7 million has been incurred as of September 30, 2016. Once fully developed, the community will contain a total of 134 developed homesites.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of September 30, 2016, the total loan balance under this agreement was approximately $5 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2016, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $5 million.

The Company entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. The Company does not receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If the loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad and subsequently purchased by the Company. Included in Notes and Other Receivables is approximately $2,923,000 of loans that the Company purchased from the COP Program during the nine months ended September 30, 2016.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2016 and 2015 was $12,473,039 and $9,462,045, respectively. Interest cost capitalized to Land Development was $265,341 and $220,200 for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2015, the Company assumed a $2.3 million mortgage for the acquisition of one community.

During the nine months ended September 30, 2016 and 2015, the Company had Dividend Reinvestments of $1,738,947 and $1,485,061, respectively, which required no cash transfers.

NOTE 11– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On October 31, 2016, the Company obtained a $16,346,000 Freddie Mac mortgage through Wells Fargo on Fairview Manor. The interest rate on this mortgage is fixed at 3.85%. This mortgage matures November 1, 2026, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage were used to repay the existing mortgage with a principal balance of approximately $9,700,000 and an interest rate of 5.785%.

NOTE 12 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2015 and through September 30, 2016. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	9/30/16	9/30/15	9/30/16	9/30/15

Rental and Related Income	$23,179,000	$20,612,000	$67,615,000	$60,542,000
Community Operating Expenses	10,747,000	10,053,000	32,106,000	30,209,000
Net Loss Attributable to Common Shareholders	(569,000)	(877,000)	(2,072,000)	(3,995,000)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	$(0.02)	$(0.03)	$(0.08)	$(0.16)

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

The Company is a self-administered, self-managed Real Estate Investment Trust (“REIT”) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on an annual or month-to-month basis to residential manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances homes to qualified residents and prospective residents of our communities. As of September 30, 2016, the Company owned one hundred manufactured home communities containing approximately 18,000 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company also invests in securities of other REITs which the Company generally limits to no more than approximately 20% of its undepreciated assets.

The Company earns income from the leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, and the brokering of home sales, from investments in marketable REIT securities, and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time. Our sales operations, which had been negatively affected by the limited ability of homebuyers to qualify for loans to purchase homes, have improved.

Manufactured home rentals in land lease communities has, over the last several years, proven to be the best way to pass the lower housing costs manufactured homes provide to consumers who desire quality affordable housing. We continue to see increased demand for rental homes. We have added an additional 715 rental homes during the first nine months of 2016, bringing the total to approximately 4,400 rental homes. Occupied rental homes represent approximately 28.8% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 93.5% as of September 30, 2016. We anticipate adding a total of over 800 rental homes in 2016, as the market dictates.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. Community Net Operating Income (“NOI”) increased 32% for the nine months ended September 30, 2016 from the prior year period. Same property occupancy, which includes communities owned and operated as of January 1, 2015, increased by 200 basis points to 84.9% over the prior year period and same property NOI increased 23.1% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

During the nine months ended September 30, 2015, the Company acquired seven all-age communities containing 1,520 sites for an aggregate purchase price of $45,117,000. During the nine months ended September 30, 2016, the Company acquired two all-age communities in Ohio, Lakeview Meadows and Wayside, containing a total of 165 homesites on 71 acres for an aggregate purchase price of approximately $2,954,000. The weighted average occupancy for these two communities was approximately 64%. These communities are part of a five community portfolio, all located in Ohio, containing a total of 821 homesites, with a total purchase price of $17,020,000. The acquisition of the remaining communities is expected to close before year-end. The completion of this acquisition is subject to due diligence and other customary closing conditions. Therefore, there can be no assurance that this acquisition will take place during 2016 or at all.

To help fund our growth, on April 5, 2016, the Company issued and sold 2,000,000 shares of Series B Preferred stock at a sale price of $25.50 per share. The Company received net proceeds from the offering after expenses of approximately $49.1 million.

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

The Company’s Community NOI for the three and nine months ended September 30, 2016 and 2015 is calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/16	9/30/15	9/30/16	9/30/15
Rental and Related Income	$23,103,155	$18,970,407	$67,313,211	$54,123,435
Less: Community Operating Expenses	10,719,289	9,337,742	31,993,965	27,289,770
Community NOI	$12,383,866	$9,632,665	$35,319,246	$26,833,665

Changes In Results Of Operations

Rental and Related Income increased 22% from $18,970,407 for the three months ended September 30, 2015 to $23,103,155 for the three months ended September 30, 2016. Rental and Related Income increased 24% from $54,123,435 for the nine months ended September 30, 2015 to $67,313,211 for the nine months ended September 30, 2016. These increases were primarily due to the acquisitions made during 2015 and 2016, as well as increases in rental rates, same property occupancy and rental homes. The Company has been raising rental rates by approximately 2% to 6% annually at most communities. Same property occupancy has increased 200 basis points from 82.9% as of September 30, 2015 to 84.9% at quarter-end. Occupied rental homes increased 35% from approximately 3,100 homes at September 30, 2015 to 4,200 homes at September 30, 2016.

Community Operating Expenses increased 15% from $9,337,742 for the three months ended September 30, 2015 to $10,719,289 for the three months ended September 30, 2016. Community Operating Expenses increased 17% from $27,289,770 for the nine months ended September 30, 2015 to $31,993,965 for the nine months ended September 30, 2016. These increases were primarily due to the acquisitions made during 2015 and 2016.

Community NOI increased 29% from $9,632,665 for the three months ended September 30, 2015 to $12,383,866 for the three months ended September 30, 2016. Community NOI increased 32% from $26,833,665 for the nine months ended September 30, 2015 to $35,319,246 for the nine months ended September 30, 2016. These increases were primarily due to the acquisitions during 2015 and 2016 and increases in rental rates, occupancy and rental homes.

The Company has also been reducing its Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income). Our Operating Expense Ratio improved from 49.2% for the three months ended September 30, 2015 to 46.4% for the three months ended September 30, 2016, and from 50.4% for the nine months ended September 30, 2015 to 47.5% for the nine months ended September 30, 2016. Many recently acquired communities had substantial deferred maintenance costs, requiring higher than normal expenditures in the first few years of ownership. During the current period, these deferred maintenance costs have been reduced, resulting in the Operating Expense Ratio decreasing as well. In addition, most of the community expenses consist of fixed costs and therefore, as occupancy rates continue to increase, these expense ratios will continue to improve. Inflation and changing prices have generally not had a material effect on revenues and income from continuing operations due to the Company’s ability to periodically adjust its rental rates.

Sales of manufactured homes decreased 17% from $2,724,592, or 45 homes, for the three months ended September 30, 2015 to $2,251,896, or 42 homes, for the three months ended September 30, 2016. Sales of manufactured homes increased 24% from $5,469,093 for the nine months ended September 30, 2015 to $6,756,921 for the nine months ended September 30, 2016. The Company has seen a 31% increase in the number of homes sold to 132 homes sold for the nine months ended September 30, 2016 as compared to 101 homes sold for the nine months ended September 30, 2015. Cost of sales of manufactured homes amounted to $1,803,315 and $2,089,602 for the three months ended September 30, 2016 and 2015, respectively. Cost of sales of manufactured homes amounted to $5,278,587 and $4,209,126 for the nine months ended September 30, 2016 and 2015, respectively. The gross profit percentage was 20% and 23% for the three months ended September 30, 2016 and 2015, respectively. The gross profit percentage was 22% and 23% for the nine months ended September 30, 2016 and 2015, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $812,392 and $798,126 for the three months ended September 30, 2016 and 2015, respectively. Although the number of homes sold increased 31%, selling expenses only increased 6% and amounted to $2,270,861 and $2,141,693 for the nine months ended September 30, 2016 and 2015, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $515,720 or 23% of total sales and $395,878 or 15% of total sales for the three months ended September 30, 2016 and 2015, respectively. Loss from the sales operations amounted to $1,308,765 or 19% of total sales and $1,429,261 or 26% of total sales for the nine months ended September 30, 2016 and 2015, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed. The Company continues to be confident about increasing future sales and rental prospects given the fundamental need for affordable housing in its markets.

The U.S. homeownership rate was 63.5% in the third quarter of 2016, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. The Company remains very focused on increasing this aspect of our business. Nevertheless, the Company believes that the sale of new homes produces new rental revenue and is an investment in the upgrading of the communities.

General and Administrative Expenses increased 27% from $1,799,181 for the three months ended September 30, 2015 to $2,293,366 for the three months ended September 30, 2016. General and Administrative Expenses increased 13% from $5,264,839 for the nine months ended September 30, 2015 to $5,933,299 for the nine months ended September 30, 2016. These increases were primarily due to an increase in personnel and the issuance of restricted stock to one employee of retirement age. The entire compensation cost of $231,400 for this employee was recognized at the time of grant.

Depreciation Expense increased 23% from $4,786,090 for the three months ended September 30, 2015 to $5,887,667 for the three months ended September 30, 2016. Depreciation Expense increased 27% from $13,465,559 for the nine months ended September 30, 2015 to $17,092,676 for the nine months ended September 30, 2016. These increases were primarily due to the acquisitions and the increase in rental homes during 2015 and 2016.

Interest Income decreased 9% from $442,600 for the three months ended September 30, 2015 to $400,899 for the three months ended September 30, 2016. Interest Income decreased 13% from $1,387,062 for the nine months ended September 30, 2015 to $1,206,858 for the nine months ended September 30, 2016. These decreases were primarily due to a decrease in the average balance of notes receivable. The average balance at September 30, 2016 and 2015 was approximately $18.4 million and $20.0 million, respectively.

Dividend Income increased 57% from $1,121,274 for the three months ended September 30, 2015 to $1,755,438 for the three months ended September 30, 2016. Dividend Income increased 50% from $3,222,928 for the nine months ended September 30, 2015 to $4,834,817 for the nine months ended September 30, 2016. These increases were primarily due to the increase in the average balance of Securities Available for Sale from $62.5 million at September 30, 2015 to $93.0 million at September 30, 2016. The dividends received from our securities investments were at a weighted average yield of approximately 6.5% and 7.6% at September 30, 2016 and 2015, respectively, and continue to meet our expectations. It is the Company’s intent to hold these securities long-term.

The Company recognized a Gain on Sale of Securities Transactions of $884,458 and $47,671 for the three months ended September 30, 2016 and 2015, respectively. The Company recognized a Gain on Sale of Securities Transactions of $1,898,836 and $127,419 for the nine months ended September 30, 2016 and 2015, respectively. In addition, the Company’s unrealized holding gains (losses) on its investment in securities increased from an unrealized loss of $(2,055,026) as of December 31, 2015 to an unrealized gain of $20,957,227 as of September 30, 2016, resulting in an increase in value of the securities portfolio for the nine months of $23,012,253.

Interest Expense increased 9% from $3,450,914 for the three months ended September 30, 2015 to $3,774,341 for the three months ended September 30, 2016. Interest Expense increased 19% from $9,766,523 for the nine months ended September 30, 2015 to $11,604,123 for the nine months ended September 30, 2016. These increases were primarily due to an increase in the average balance of mortgages and loans payable due to the new community acquisitions in 2015, as well as additional community financings/re-financings in 2015 and 2016. The average balance at September 30, 2016 and 2015 was approximately $341.3 million and $297.6 million, respectively. The weighted average interest rate was 4.3% and 4.4% at September 30, 2016 and 2015, respectively.

Changes in Financial Condition

Total Investment Property and Equipment increased 8% or $45,881,002 during the nine months ended September 30, 2016. The Company purchased two communities and added 715 rental homes to its existing communities. The Company’s occupancy rate on its’ rental homes portfolio increased 60 basis points and was 93.5% at September 30, 2016 as compared to 92.9% at December 31, 2015.

Securities Available for Sale increased 48% or $36,035,002 during the nine months ended September 30, 2016. The increase was due to purchases of $23,453,933, a change in the unrealized gain (loss) from an unrealized loss of $(2,055,026) as of December 31, 2015 to an unrealized gain of $20,957,227 as of September 30, 2016, resulting in an increase for the nine months of $23,012,253, offset by sales with a cost basis of $10,431,184, which resulted in realized gains totaling $1,898,836.

Mortgages Payable increased 1% or $1,970,763 during the nine months ended September 30, 2016. This increase was due to obtaining new mortgages of approximately $15.5 million, partially offset by principal and balloon repayments of approximately $13.6 million.

Loans Payable decreased 2% or $1,282,870 during the nine months September 30, 2016. This decrease was mainly due to the decrease of $6.0 million on our revolving line of credit for the finance of home sales and a decrease of $1.2 million on our revolving credit facilities for the purchase of inventory, partially offset by an increase of $5.0 million on our unsecured line of credit and an increase of $900,000 on our margin loan and other loans payable.

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

The Company raised $11,006,722 from the issuance of common stock in the DRIP during the nine months ended September 30, 2016, which included Dividend Reinvestments of $1,738,947. Dividends paid on the common stock for the nine months ended September 30, 2016 were $14,814,113, of which $1,738,947 were reinvested. Dividends paid on the Series A Preferred shares and the Series B Preferred shares for the nine months ended September 30, 2016 totaled $10,773,898.

On April 5, 2016, the Company issued and sold 2,000,000 shares of new Series B Preferred stock in a registered direct placement at a sale price of $25.50 per share. The Company received net proceeds from the offering after expenses of approximately $49.1 million and used the net proceeds for general corporate purposes, which included purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties and repayment of indebtedness on a short-term basis.

Net Cash provided by Operating Activities amounted to $21,403,450 and $14,008,531 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had Cash and Cash Equivalents of $3.7 million, Securities Available for Sale of $111.0 million, encumbered by $16.5 million in margin loans, $15.0 million available on its unsecured credit facility, with an additional $15 million potentially available pursuant to an accordion feature, $6.0 million available on its revolving line of credit for the financing of home sales and approximately $11.6 million available on its revolving credit facilities for the financing of inventory purchases. The Company owns 100 communities, of which 25 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings and registered direct placements of its preferred stock.

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

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three and nine months ended September 30, 2016 and 2015 are calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/16	9/30/15	9/30/16	9/30/15
Net Loss Attributable to Common Shareholders	$(589,734)	$(841,902)	$(2,155,741)	$(3,697,697)
Depreciation Expense	5,887,667	4,786,090	17,092,676	13,465,559
(Gain) Loss on Sales of Depreciable Assets	572	(2,827)	23,510	66,389
FFO Attributable to Common Shareholders	5,298,505	3,941,361	14,960,445	9,834,251

Adjustments:
Acquisition Costs	51,360	154,959	51,360	449,338
Cost of Early Extinguishment of Debt (1)	-0-	-0-	-0-	89,396
Core FFO Attributable to Common Shareholders	5,349,865	4,096,320	15,011,805	10,372,985

Adjustments:
Gain on Sales of Securities Transactions, net	(884,458)	(47,671)	(1,898,836)	(127,419)
Settlement of Memphis Mobile City Litigation (2)	-0-	-0-	-0-	125,000
Normalized FFO Attributable to Common Shareholders	$4,465,407	$4,048,649	$13,112,969	$10,370,566

(1)	Included in Interest Expense on the Consolidated Statements of Income (Loss).
(2)	Included in Community Operating Expenses on the Consolidated Statements of Income (Loss).

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	2016	2015

Operating Activities	$21,403,450	$14,008,531
Investing Activities	(59,957,952)	(86,929,686)
Financing Activities	35,728,502	72,738,799

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;

●	increased competition in the geographic areas in which we own and operate manufactured housing communities;

●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;

●	our ability to maintain rental rates and occupancy levels;

●	changes in market rates of interest;

●	our ability to repay debt financing obligations;

●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;

●	our ability to comply with certain debt covenants;

●	our ability to integrate acquired properties and operations into existing operations;

●	the availability of other debt and equity financing alternatives;

●	continued ability to access the debt or equity markets;

●	the loss of any member of our management team;

●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	the ability of manufactured home buyers to obtain financing;

●	the level of repossessions by manufactured home lenders;

●	market conditions affecting our investment securities;

●	changes in federal or state tax rules or regulations that could have adverse tax consequences;

●	our ability to qualify as a real estate investment trust for federal income tax purposes; and,

●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: November 8, 2016	By:	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 8, 2016	By:	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

