Form 10-K
period 2016-12-31
UMH PROPERTIES, INC.
filed 2017-03-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2016 was $310,625,561. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2016 was $282,536,483.

The number of shares outstanding of issuer's common stock as of February 28, 2017 was 30,089,483 shares.

Documents Incorporated by Reference:

-Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2017 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2016.

-Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

PART I

Item 1 – Business

General Development of Business

UMH Properties, Inc. (“UMH”), together with its predecessors and consolidated subsidiaries, are referred to herein as “we”, “us”, “our”, or “the Company”, unless the context requires otherwise.

UMH is a self-administered and self-managed qualified real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”). The Company had elected REIT status effective January 1, 1992 and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

The Company was incorporated in the state of New Jersey in 1968. On September 29, 2003, the Company changed its state of incorporation from New Jersey to Maryland by merging with and into a Maryland corporation.

Narrative Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured home sites to private manufactured home owners. The Company also leases homes to residents, and through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales in its communities.

As of December 31, 2016, the Company owns and operates 101 manufactured home communities containing approximately 18,000 developed sites. The communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. Subsequent to yearend, the Company acquired an additional five manufactured home communities containing a total of approximately 1,300 developed sites. The Company now owns 106 manufactured home communities consisting of approximately 19,300 developed sites.

A manufactured home community is designed to accommodate detached, single-family manufactured homes. These manufactured homes are produced off-site by manufacturers and installed on sites within the communities. These homes may be improved with the addition of features constructed on-site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options. Each manufactured home owner leases the site on which the home is located from the Company.

Manufactured homes are accepted by the public as a viable and economically attractive alternative to common stick-built single-family housing. The affordability of the modern manufactured home makes it a very attractive housing alternative.

Modern residential land lease communities are similar to typical residential subdivisions containing central entrances, paved well-lit streets, curbs and gutters. Generally, modern manufactured home communities contain buildings for recreation, green areas, and other common area facilities, all of which are the property of the community owner. In addition to such general improvements, certain manufactured home communities include recreational improvements such as swimming pools, tennis courts and playgrounds. Municipal water and sewer services are available in some manufactured home communities, while other communities supply these facilities on-site.

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

In connection with the operation of its communities, UMH also leases homes to prospective tenants. As of December 31, 2016, UMH owned a total of 4,700 rental homes, representing approximately 26% of its developed sites. These rental homes are owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income from both the home and the site which might otherwise be non-income producing. The Company sells the rental homes when the opportunity arises.

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

In addition to its manufactured home community portfolio, the Company also owns a portfolio of marketable REIT securities, which the Company generally limits to no more than approximately 20% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings provides diversification, additional liquidity and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

Investment and Other Policies

The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the United States, but the Company has concentrated on the Northeast.

The Company seeks to finance acquisitions with the most appropriate available source of capital, including purchase money mortgages or other financing, which may be first liens, wraparound mortgages or subordinated indebtedness, sales of investments, and issuance of additional equity securities. In connection with its ongoing activities, the Company may issue notes, mortgages or other senior securities. The Company intends to use both secured and unsecured lines of credit.

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during 2016 and, as of December 31, 2016, the Company does not own any of its own shares.

The Company also invests in equity securities of other REITs. The Company from time to time may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. As of December 31, 2016, the Company had borrowings of $22,727,458 under its margin line at 2.0% interest. The REIT securities portfolio are subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk and market price risk relating to equity securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk; however, this has not occurred during any periods presented. At December 31, 2016 and 2015, the Company had $108,755,172 and $75,011,260 respectively, of securities available for sale. Included in these securities are Preferred Stock of $13,028,200 and $14,219,712 at December 31, 2016 and 2015, respectively. The realized net gain on securities available for sale at December 31, 2016 and 2015 amounted to $2,285,301 and $204,230, respectively. The unrealized net gain (loss) on securities available for sale at December 31, 2016 and 2015 amounted to $16,717,171 and $(2,055,027), respectively.

Property Maintenance and Improvement Policies

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2017 will be approximately $8 million. It is the policy of the Company to maintain adequate insurance coverage on all of its properties; and, in the opinion of the Company, all of its properties are adequately insured.

Number of Employees

As of February 28, 2017, the Company had approximately 330 employees, including Officers. During the year, the Company hires approximately 50 part-time and full-time temporary employees as grounds keepers, lifeguards, and for emergency repairs.

Segment Reporting and Financial Information

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

Other factors that may affect general economic conditions or local real estate conditions include:

●	the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

●	local real estate market conditions such as the oversupply of manufactured home sites or a reduction in demand for manufactured home sites in an area;

●	the number of repossessed homes in a particular market;

●	the lack of an established dealer network;

●	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

●	the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;

●	zoning or other regulatory restrictions;

●	competition from other available manufactured home communities and alternative forms of housing (such as apartment buildings and single-family homes);

●	our ability to provide adequate management, maintenance and insurance;

●	increased operating costs, including insurance premiums, real estate taxes and utilities;

●	the impact on the national and local regulatory environments as a result of the recent U.S. presidential election; and

●	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

We may be unable to compete with our larger competitors for acquisitions, which may increase prices for communities. The real estate business is highly competitive. We compete for manufactured home community investments with numerous other real estate entities, such as individuals, corporations, REITs and other enterprises engaged in real estate activities. In many cases, the competing concerns may be larger and better financed than we are, making it difficult for us to secure new manufactured home community investments. Competition among private and institutional purchasers of manufactured home community investments has resulted in increases in the purchase price paid for manufactured home communities and consequently higher fixed costs. To the extent we are unable to effectively compete in the marketplace, our business may be adversely affected.

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected. We acquire and intend to continue to acquire manufactured home communities on a select basis. Our acquisition activities and their success are subject to risks, including the following:

●	if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;

●	we may be unable to finance acquisitions on favorable terms;

●	acquired properties may fail to perform as expected;

●	acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

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

We may be unable to accurately estimate and anticipate costs and timing associated with expansion activities. We periodically consider expansion of communities. Our expansion activities are subject to risks such as: construction costs exceeding original estimates, construction and lease-up interruptions resulting in increased construction costs, and lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than prior to the expansion.

We may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell our properties. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and make distributions to our stockholders.

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

Laws and regulations also govern the provision of utility services. Such laws regulate, for example, how and to what extent owners or operators of property can charge renters for provision of utilities. Such laws can also regulate the operations and performance of utility systems and may impose fines and penalties on real property owners or operators who fail to comply with these requirements. The laws and regulations may also require capital investment to maintain compliance.

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

Environmental liabilities could affect our profitability. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under or in such property, as well as certain other potential costs relating to hazardous or toxic substances. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. A conveyance of the property, therefore, does not relieve the owner or operator from liability. As a current or former owner and operator of real estate, we may be required by law to investigate and cleanup hazardous substances released at or from the properties we currently own or operate or have in the past owned or operated. We may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities. We are not aware of any environmental liabilities relating to our investment properties which would have a material adverse effect on our business, assets, or results of operations. However, we cannot assure you that environmental liabilities will not arise in the future and that such liabilities will not have a material adverse effect on our business, assets or results of operation.

Of the 101 manufactured home communities we currently operate, thirty-nine have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies. Currently, we are not subject to radon or asbestos monitoring requirements.

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

Some of our properties are subject to potential natural or other disasters. Certain of our manufactured home communities are located in areas that may be subject to natural disasters, including our manufactured home communities in flood plains or in areas that may be adversely affected by tornados, as well as our manufactured home communities in coastal regions that may be adversely affected by increases in sea levels or in the frequency or severity of hurricanes, tropical storms or other severe weather conditions. The occurrence of natural disasters may delay redevelopment or development projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact the tenant demand for lease space. To the extent insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our financial condition and results of operations could be adversely affected.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties which could adversely affect our business. We compete with other owners and operators of manufactured home community properties, some of which own properties similar to ours in the same submarkets in which our properties are located. The number of competitive manufactured home community properties in a particular area could have a material adverse effect on our ability to attract tenants, lease sites and maintain or increase rents charged at our properties or at any newly acquired properties. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of manufactured home communities. If our competitors offer housing at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flow, cash available for distribution, and ability to satisfy our debt service obligations could be materially adversely affected.

Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow. We generally maintain insurance policies related to our business, including casualty, general liability and other policies covering business operations, employees and assets. However, we may be required to bear all losses that are not adequately covered by insurance. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots, acts of war or other catastrophic events. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated profits and cash flow from the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Although we believe that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of its insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable cost.

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

Financing Risks

We face risks generally associated with our debt. We finance a portion of our investments in properties and marketable securities through debt. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In addition, debt creates other risks, including:

●	rising interest rates on our variable rate debt;

●	inability to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

●	refinancing terms less favorable than the terms of existing debt; and

●	failure to meet required payments of principal and/or interest.

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

Fluctuations in interest rates could materially affect our financial results. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this may have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

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

A change in the United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition. Fannie Mae and Freddie Mac are a major source of financing for the manufactured housing real estate sector. We depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing manufactured housing community loans. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to our real estate sector or to us in particular. A decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their acquisitions or guarantees of our mortgage loans, may adversely affect interest rates, capital availability and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional communities on favorable terms or at all.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service. Furthermore, we would no longer be required to make any distributions to our stockholders as a condition to REIT qualification. Any distributions to noncorporate stockholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions generally would be subject to a top federal income tax rate of 20%. Corporate distributees would in that case generally be eligible for the dividends received deduction on the distributions, subject to limitations under the Code.

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

There is a risk of changes in the tax law applicable to REITs. Because the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Numerous changes to the U.S. federal income tax laws are proposed on a regular basis. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. Moreover, legislative and regulatory changes may be more likely during the 115th Congress because the Presidency and Congress will be controlled by the same political party, and significant tax reform has been described publicly as a legislative priority. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain proposed changes could have an adverse impact on our business and financial results. For example, certain proposals set forth by the President and Congress could reduce the relative competitive advantage of operating as a REIT. These proposals include: the lowering of income tax rates on individuals and corporations, which could ease the burden of double taxation on corporate dividends and make the single level of taxation on REIT distributions relatively less attractive; allowing the expensing of capital expenditures, which could have a similar impact and also could result in the bunching of taxable income and required distributions for REITs; and further limiting or eliminating the deductibility of interest expense, which could disrupt the real estate market and could increase the amount of REIT taxable income that must be distributed as dividends to shareholders.

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

If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected. In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding net capital gain. For distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT level tax deduction, the distributions for REIT years beginning prior to January 1, 2015 must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in a REIT’s organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, for a REIT year beginning prior to January 1, 2015, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently having paid preferential dividends for a REIT year beginning prior to January 1, 2015, we can provide no assurance to this effect.

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

There are restrictions on the transfer of our capital stock. To maintain our qualification as a REIT under the Code, no more than 50% in value of our outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, our charter contains provisions restricting the transfer of our capital stock. These restrictions may discourage a tender offer or other transaction, or a change in management or of control of us that might involve a premium price for our common stock or preferred stock or that our shareholders otherwise believe to be in their best interests, and may result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

Our earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, we invest in and own securities of other REITs, which we generally limit to no more than approximately 20% of our undepreciated assets. To the extent that the value of those investments declines or those investments do not provide a return, our earnings and cash flow could be adversely affected.

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

●	Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board.” By preventing common stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our Board of Directors in control for a longer period of time than stockholders may desire.

●	Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assure our ability to remain a qualified REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

●	The request of stockholders entitled to cast at least a majority of all votes entitled to be cast at such meeting is necessary for stockholders to call a special meeting. We also require advance notice by common stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

●	Our Board of Directors may authorize and cause us to issue securities without shareholder approval. Under our charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine.

●	“Business combination” provisions that provide that, unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with our affiliated company, Monmouth Real Estate Investment Corporation (“MREIC”), a Maryland corporation.

●	The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition.

We cannot assure you that we will be able to pay distributions regularly. Our ability to pay distributions in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries and is subject to limitations under our financing arrangements and Maryland law. Under the Maryland General Corporation Law, (“MGCL”), a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts became due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the charter permits otherwise, the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Accordingly, we cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future.

Dividends on our capital stock do not qualify for the reduced tax rates available for some dividends. Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect our taxation or the dividends payable by us, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive an investment in us to be relatively less attractive than an investment in the stock of a non-REIT corporation that pays dividends, which could materially and adversely affect the value of the shares of, and per share trading price of, our capital stock.

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

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our capital stock. Over the last several years, the U.S. stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financing to widen considerably. Moreover, the U.S. interest rate environment, oil price fluctuations, the election of a new U.S. President, uncertain tax and economic plans in Congress, and turmoil in emerging markets have created additional uncertainty and volatility in the U.S. and global economies. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence, thereby creating similar volatility in the availability of both debt and equity capital in the financial markets. The U.S. Federal Reserve has predicted that more interest rate increases may occur in 2017, raising borrowing costs for consumers and businesses. Uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our investment strategy accordingly. These types of events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of the common stock, preferred stock or debt securities. The potential disruptions in the financial markets may have a material adverse effect on the market value of the common stock and preferred stock and the return we receive on our properties and investments, as well as other unknown adverse effects on us or the economy in general.

We may be adversely impacted by volatility in foreign financial markets. During the last few years, the financial crisis in Europe (including financial difficulties at several large European banks) has led to increased price volatility, dislocations and liquidity disruptions. Adding to the European credit crisis, in June 2016, voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union and has continued to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

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

We face risks relating to expanding use of social media mediums. The use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us or our properties on any social networking website could damage our, or our properties’ reputations. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media may present us with new challenges and risks.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. As of December 31, 2016, the Company owns 101 manufactured home communities containing approximately 18,000 developed sites. The rents collectible from the land ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. There is a long-term trend toward larger manufactured homes. Manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2016.

Name of Community	Number of Developed Sites	Sites Occupied at 12/31/16	Occupancy Percentage	Acreage Developed	Additional Acreage	Approximate Monthly Rent Per Site at 12/31/16

Allentown	434	402	93%	76	-0-	$440
4912 Raleigh-Millington Road
Memphis, TN 38128

Arbor Estates	230	220	96%	31	-0-	$646
1081 North Easton Road
Doylestown, PA 18902

Auburn Estates	42	41	98%	13	-0-	$365
919 Hostetler Road
Orrville, OH 44667

Birchwood Farms	143	108	76%	28	-0-	$405
8057 Birchwood Drive
Birch Run, MI 48415

Broadmore Estates	390	314	81%	93	19	$407
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	137	81%	37	2	$409
89 Valley Drive
Berwick, PA 18603

Brookview Village	126	114	90%	45	29	$482
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Candlewick Court	211	131	62%	40	-0-	$440
1800 Candlewick Drive
Owosso, MI 48867

Carsons	131	97	74%	14	4	$365
649 North Franklin St. Lot 105
Chambersburg, PA 17201

Catalina	462	259	56%	75	26	$411
6501 Germantown Road
Middletown, OH 45042

Name of Community	Number of Developed Sites	Sites Occupied at 12/31/16	Occupancy Percentage	Acreage Developed	Additional Acreage	Approximate Monthly Rent Per Site at 12/31/16

Cedarcrest	283	275	97%	71	30	$588
1976 North East Avenue
Vineland, NJ 08360

Chambersburg I & II	99	79	80%	11	-0-	$368
5368 Philadelphia Ave Lot 34
Chambersburg, PA 17201

Chelsea	84	81	96%	12	-0-	$422
459 Chelsea Lane
Sayre, PA 18840

City View	57	53	93%	20	2	$294
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	115	99%	23	1	$374
60 N State Route 101
Tiffin, OH 44883

Collingwood	103	88	85%	20	-0-	$420
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	159	124	78%	31	1	$296
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	153	104	68%	36	28	$314
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	143	110	77%	27	-0-	$307
6605 State Route 5
Ravenna, OH 44266

Countryside Village	346	328	95%	89	63	$348
200 Early Road
Columbia, TN 38401

Cranberry Village	188	173	92%	36	-0-	$557
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	98	76	78%	19	-0-	$388
459 Chelsea Lane
Sayre, PA 18840

Cross Keys Village	132	104	79%	21	2	$413
259 Brown Swiss Circle
Duncansville, PA 16635

Dallas Mobile Home Community	145	113	78%	21	-0-	$277
1104 N 4th Street
Toronto, OH 43964

Name of Community	Number of Developed Sites	Sites Occupied at 12/31/16	Occupancy Percentage	Acreage Developed	Additional Acreage	Approximate Monthly Rent Per Site at 12/31/16

Deer Meadows	99	75	76%	22	8	$303
1291 Springfield Road
New Springfield, OH 44443

D & R Village	237	214	90%	44	-0-	$545
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	54	52	96%	10	3	$319
425 Medina Street
Lodi, OH 44254

Evergreen Manor	76	45	59%	7	-0-	$297
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	43	86%	10	4	$322
9249 State Route 44
Mantua, OH 44255

Fairview Manor	317	305	96%	66	132	$598
2110 Mays Landing Road
Millville, NJ 08332

Forest Creek	167	164	98%	37	-0-	$434
855 E. Mishawaka Road
Elkhart, IN 46517

Forest Park Village	248	218	88%	79	-0-	$490
102 Holly Drive
Cranberry Township, PA 16066

Frieden Manor	193	181	94%	42	22	$431
102 Frieden Manor
Schuylkill Haven, PA 17972

Green Acres	24	24	100%	6	-0-	$385
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	34	87%	9	-0-	$584
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	114	99%	19	-0-	$375
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	404	270	67%	79	-0-	$410
109 Main Street
Inkerman, PA 18640

Highland	246	222	90%	42	-0-	$351
1875 Osolo Road
Elkhart, IN 46514

Name of Community	Number of Developed Sites	Sites Occupied at 12/31/16	Occupancy Percentage	Acreage Developed	Additional Acreage	Approximate Monthly Rent Per Site at 12/31/16

Highland Estates	318	300	94%	98	65	$519
60 Old Route 22
Kutztown, PA 19530

Hillside Estates	91	73	80%	29	21	$315
1033 Marguerite Lake Road
Greensburg, PA 15601

Holiday Village	266	257	97%	36	29	$467
201 Grizzard Avenue
Nashville, TN 37207

Holiday Village	326	226	69%	53	2	$422
1350 Co Road 3
Elkhart, IN 46514

Holly Acres Estates	139	136	98%	30	9	$341
7240 Holly Dale Drive
Erie, PA 16509

Hudson Estates	169	129	76%	19	-0-	$281
100 Keenan Road
Peninsula, OH 44264

Huntingdon Pointe	65	58	89%	42	7	$255
240 Tee Drive
Tarrs, PA 15688

Independence Park	96	76	79%	36	14	$346
355 Route 30
Clinton, PA 15026

Kinnebrook	230	203	88%	66	8	$543
351 State Route 17B
Monticello, NY 12701

Lake Sherman Village	237	216	91%	54	43	$409
7227 Beth Avenue, SW
Navarre, OH 44662

Lakeview Meadows	81	42	52%	21	31	$280
11900 Duff Road, Lot 58
Lakeview, OH 43331

Laurel Woods	218	162	74%	43	-0-	$368
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	62	51	82%	13	-0-	$335
11563 Back Massillon Road
Orrville, OH 44667

Maple Manor	317	247	78%	71	-0-	$374
18 Williams Street
Taylor, PA 18517

Name of Community	Number of Developed Sites	Sites Occupied at 12/31/16	Occupancy Percentage	Acreage Developed	Additional Acreage	Approximate Monthly Rent Per Site at 12/31/16

Meadowood	123	107	87%	20	-0-	$369
9555 Struthers Road
New Middletown, OH 44442

Meadows	335	159	47%	61	-0-	$390
11 Meadows
Nappanee, IN 46550

Melrose Village	294	267	91%	71	-0-	$324
4400 Melrose Drive, Lot 301
Wooster, OH 44691

Melrose West	30	29	97%	27	3	$328
4455 Cleveland Road
Wooster, OH 44691

Memphis Blues (1)	156	-0-	0%	22	-0-	$-0-
1401 Memphis Blues Avenue
Memphis, TN 38127

Monroe Valley	44	43	98%	11	-0-	$464
1 Sunflower Drive
Ephrata, PA 17522

Moosic Heights	147	126	86%	35	-0-	$380
118 1st Street
Avoca, PA 18641

Mountaintop	39	34	87%	11	2	$535
1 Sunflower Drive
Ephrata, PA 17522

Mountain View (2)	-0-	-0-	N/A	-0-	220	$-0-
Van Dyke Street
Coxsackie, NY 12501

Oak Ridge Estates	205	200	98%	40	-0-	$433
1201 Country Road 15 (Apt B)
Elkhart, IN 46514

Oakwood Lake Village	79	74	94%	40	-0-	$412
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	127	118	93%	15	-0-	$381
26875 Bagley Road
Olmsted Falls, OH 44138

Oxford Village	224	220	98%	59	3	$629
2 Dolinger Drive
West Grove, PA 19390

Pine Ridge Village/Pine Manor	174	155	89%	50	30	$522
100 Oriole Drive
Carlisle, PA 17013

Name of Community	Number of Developed Sites	Sites Occupied at 12/31/16	Occupancy Percentage	Acreage Developed	Additional Acreage	Approximate Monthly Rent Per Site at 12/31/16

Pine Valley Estates	212	153	72%	38	-0-	$351
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	72	65%	21	9	$367
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	465	270	58%	101	-0-	$418
485 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	232	170	73%	60	-0-	$347
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	89	78	88%	31	2	$343
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	67	52	78%	17	66	$400
1198 Rostraver Road
Belle Vernon, PA 15012

Sandy Valley Estates	364	239	66%	102	10	$372
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	212	208	98%	25	-0-	$446
1508 Dickerson Road #L1
Nashville, TN 37207

Somerset Estates/Whispering Pines	249	189	76%	74	24	$345/$460
1873 Husband Road
Somerset, PA 15501

Southern Terrace	118	117	99%	26	4	$317
1229 State Route 164
Columbiana, OH 44408

Southwind Village (3)	250	245	98%	36	-0-	$395-$740
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	148	117	79%	37	24	$362
7140-29 Selby Road
Athens, OH 45701

Springfield Meadows	124	102	82%	43	76	$339
4100 Troy Road
Springfield, OH 45502

Suburban Estates	200	190	95%	36	-0-	$366
33 Maruca Drive
Greensburg, PA 15601

Name of Community	Number of Developed Sites	Sites Occupied at 12/31/16	Occupancy Percentage	Acreage Developed	Additional Acreage	Approximate Monthly Rent Per Site at 12/31/16

Summit Estates	141	115	82%	25	2	$313
3305 Summit Road
Ravenna, OH 44266

Sunny Acres	207	192	93%	55	2	$362
272 Nicole Lane
Somerset, PA 15501

Sunnyside	65	53	82%	8	-0-	$638
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	129	122	95%	32	-0-	$488
512 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	135	96%	21	-0-	$435
27216 Cook Road Lot 1-A
Olmsted Township, OH 44138

Twin Pines	238	212	89%	48	2	$404
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	74	59	80%	13	15	$329
32 Valley High Lane
Ruffs Dale, PA 15679

Valley Hills	272	231	85%	66	65	$306
4364 Sandy Lake Road
Ravenna, OH 44266

Valley Stream	162	105	65%	37	5	$307
60 Valley Stream
Mountaintop, PA 18707

Valley View I	104	96	92%	19	-0-	$471
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	43	43	100%	7	-0-	$488
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Honey Brook	147	136	93%	28	13	$572
1 Mark Lane
Honey Brook, PA 19344

Voyager Estates	259	147	57%	72	19	$339
1002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	198	157	79%	35	-0-	$518
3450 Howard Road Lot 21
Hamburg, NY 14075

Name of Community	Number of Developed Sites	Sites Occupied at 12/31/16	Occupancy Percentage		Acreage Developed	Additional Acreage	Approximate Monthly Rent Per Site at 12/31/16

Wayside	84	63	75%		16	4	$279
11900 Duff Road, Lot 58
Lakeview, OH 43331

Weatherly Estates	270	255	94%		41	-0-	$443
271 Weatherly Drive
Lebanon, TN 37087

Woodland Manor	148	85	57%		77	-0-	$362
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village (3)	156	144	92%		14	-0-	$595-$700
265 Route 35
Eatontown, NJ 07724

Woods Edge	597	306	51%		151	50	$369
1670 East 650 North
West Lafayette, IN 47906

Wood Valley	160	87	54%		31	56	$322
2 West Street
Caledonia, OH 43314

Worthington Arms	224	188	84%		36	-0-	$495
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	89	51	57%		14	59	$350
999 Balmer Road
Youngstown, NY 14174

Total	18,054	14,499	81	%(5)	3,927	1,370	$422	(5)

(1)	Community was closed due to an unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community.

(2)	We are currently seeking site plan approvals for approximately 160 sites for this property.

(3)	Community subject to local rent control laws.

(4)	Does not include vacant sites at Memphis Blues.

(5)	Weighted average monthly rent per site.

The Company also has approximately 1,400 additional sites at its properties in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates manufactured home properties with an approximate cost of $640,217,000. These properties consist of 101 separate manufactured home communities and related improvements. No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Woods Edge with 597 developed sites, Port Royal Village with 465 developed sites, Catalina with 462 developed sites, Allentown with 434 developed sites and Heather Highlands with 404 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from the years 2017 to 2026, with a weighted average term of 6.9 years. Interest rates vary from fixed rates ranging from 3.71% to 6.83% and variable rates of Prime plus 1.0% and LIBOR plus 3.0%. The weighted average interest rate on our mortgages was approximately 4.4% and 4.6% at December 31, 2016 and 2015, respectively. The aggregate balances of these mortgages, net of unamortized debt issuance costs, total $293,025,592 and $283,049,802 at December 31, 2016 and 2015, respectively. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

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

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since March 2, 2012, the Company’s common and preferred shares are traded on the New York Stock Exchange (“NYSE”), under the symbol “UMH”. Previously, the Company’s common and preferred shares were traded on the NYSE Amex. The per share range of high and low quotes for the Company’s common stock and distributions paid to common shareholders for each quarter of the last two years are as follows:

	2016			2015
	High	Low	Distribution	High	Low	Distribution

First Quarter	$10.79	$9.00	$0.18	$10.40	$9.27	$0.18
Second Quarter	11.26	9.53	0.18	10.64	9.39	0.18
Third Quarter	12.70	11.07	0.18	10.09	9.01	0.18
Fourth Quarter	15.50	11.28	0.18	10.55	9.25	0.18
			$0.72			$0.72

On February 28, 2017, the closing price of the Company’s stock was $14.85.

As of February 28, 2017, there were approximately 1,015 registered shareholders of the Company’s common stock based on the number of record owners.

For the years ended December 31, 2016 and 2015, total distributions paid by the Company for common stock amounted to $20,018,822 or $0.72 per share (for income tax purposes, $0.09549 characterized as ordinary income, $0.01425 characterized as capital gains and $0.61026 characterized as return of capital) and $18,747,120 or $0.72 per share (for income tax purposes, $0.72 characterized as a return of capital), respectively.

We have historically paid regular quarterly distributions to holders of our common stock. In addition, we are obligated to make distributions to holders of shares of Series A and Series B Preferred Stock. It is the Company’s intention to continue making comparable quarterly distributions to holders of our common stock. On January 19, 2017, the Board of Directors declared a cash dividend of $0.18 per share to be paid on March 15, 2017 to common shareholders of record as of the close of business on February 15, 2017. Future dividend policy is dependent on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

For the year ended December 31, 2016, total distributions paid by the Company for our Series A Preferred Stock amounted to $7,556,588 or $2.0625 per share (for income tax purposes, $1.79472 characterized as ordinary income and $0.26778 characterized as capital gains). For the year ended December 31, 2015, total distributions paid by the Company for our Series A Preferred Stock amounted to $7,556,588 or $2.0625 per share (for income tax purposes, $1.36264 characterized as ordinary income, $0.03439 characterized as capital gains and $0.66547 characterized as return of capital).

On January 19, 2017, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2016 through February 28, 2017, on the Company's 8.25% Series A Cumulative Redeemable Preferred Stock payable March 15, 2017 to preferred shareholders of record as of the close of business on February 15, 2017. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

For the year ended December 31, 2016, total distributions paid by the Company for our Series B Preferred Stock amounted to $7,007,057 or $2.22466 per share (for income tax purposes, $1.93582 characterized as ordinary income and $0.28884 characterized as capital gains ).

On January 19, 2017, the Board of Directors declared a quarterly dividend of $0.50 per share for the period from December 1, 2016 through February 28, 2017, on the Company's 8.0% Series B Cumulative Redeemable Preferred Stock payable March 15, 2017 to preferred shareholders of record as of the close of business on February 15, 2017. Series B preferred share dividends are cumulative and payable quarterly at an annual rate of $2.00 per share.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 19, 2017, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Repurchase Program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the Repurchase Program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. There have been no purchases under the Repurchase Program to date.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 13, 2013, the shareholders approved and ratified the Company’s 2013 Stock Option and Stock Award Plan (the “2013 Plan”) authorizing the grant to officers and key employees of options to purchase up to 3,000,000 shares of common stock. The 2013 Plan replaced the Company’s 2003 Stock Option and Award Plan, as amended, which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired. See Note 6 of the Notes to the Consolidated Financial Statements for a description of the plans. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Matters for a table of beneficial ownership of the Company’s common stock.

The following table summarizes information, as of December 31, 2016, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	1,760,000	$9.97	1,235,500
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A
Total	1,760,000	$9.97	1,235,500

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five years to the FTSE NAREIT All REITs Index published by the National Association of Real Estate Investment Trusts (“NAREIT”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on December 31, 2011 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2016. The historical financial data has been derived from our historical financial statements. This table should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

	2016	2015 (1)	2014 (1)	2013 (1)	2012 (1)
Operating Data:

Rental and Related Income	$90,679,557	$74,762,548	$63,886,010	$53,477,893	$38,012,231
Sales of Manufactured Homes	8,534,272	6,754,123	7,545,923	8,727,214	8,815,533
Total Income	99,213,829	81,516,671	71,431,933	62,205,107	46,827,764
Community Operating Expenses	42,638,333	37,049,462	33,592,327	29,140,920	20,564,286
Community NOI (2)	48,041,224	37,713,086	30,293,683	24,336,973	17,447,945
Total Expenses	83,255,514	72,076,546	64,521,158	58,009,654	44,214,508
Interest Income	1,584,585	1,819,567	2,098,974	2,186,387	2,027,969
Dividend Income	6,636,126	4,399,181	4,065,986	3,481,514	3,243,592
Gain on Securities Transactions, net	2,285,301	204,230	1,542,589	4,055,812	4,092,585
Interest Expense	15,432,364	14,074,446	10,716,722	8,312,197	6,105,452
Net Income	11,534,559	2,144,205	4,237,803	5,836,823	6,474,057
Net Income (Loss) Attributable to Common Shareholders	(2,568,873)	(6,122,993)	(3,318,785)	(1,719,765)	1,749,339
Net Income (Loss) Attributable to Common Shareholders Per Share
Basic and Diluted	(0.10)	(0.24)	(0.15)	(0.09)	0.11

Cash Flow Data:

Net Cash Provided (Used) by:
Operating Activities	$29,353,412	$25,708,212	$24,326,461	$11,238,088	$9,087,749
Investing Activities	(77,567,390)	(148,674,626)	(56,033,767)	(110,365,339)	(66,985,675)
Financing Activities	45,894,673	121,419,519	32,174,955	95,706,570	60,135,727

Balance Sheet Data:

Total Investment Property	$640,216,767	$577,709,074	$448,164,459	$365,824,412	$253,490,055
Total Assets	680,444,818	600,317,390	476,040,197	405,851,968	298,807,761
Mortgages Payable, net of unamortized debt issuance costs	293,025,592	283,049,802	180,752,425	158,715,407	107,438,075
Series A 8.25% Cumulative Redeemable Preferred Stock	91,595,000	91,595,000	91,595,000	91,595,000	91,595,000
Series B 8.0% Cumulative Redeemable Preferred Stock	95,030,000	45,030,000	-0-	-0-	-0-
Total Shareholders’ Equity	317,031,967	246,238,425	208,827,105	190,585,737	174,985,248

Other Information:

Average Number of Shares Outstanding
Basic	27,808,895	25,932,626	22,496,103	18,724,321	16,197,339
Diluted	27,808,895	25,932,626	22,496,103	18,724,321	16,260,225
Funds from Operations (2)	$20,647,390	$12,834,786	$11,837,322	$9,943,156	$9,147,978
Core Funds from Operations (2)	$20,731,742	$14,267,036	$12,320,844	$11,398,698	$10,010,147
Normalized Funds from Operations (2)	$18,446,441	$14,187,806	$10,778,255	$7,342,886	$5,917,562
Cash Dividends Per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72

(1)	Financial information has been revised to reflect certain reclassifications in prior periods to conform to the current period presentation.
(2)	Refer to Item 7, Supplemental Measures, contained in this Form 10-K for information regarding the presentation of community NOI, and for the presentation and reconciliation of funds from operations, core funds from operations and normalized funds from operations to net income (loss) attributable to common shareholders.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;

●	increased competition in the geographic areas in which we own and operate manufactured housing communities;

●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;

●	our ability to maintain rental rates and occupancy levels;

●	changes in market rates of interest;

●	our ability to repay debt financing obligations;

●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;

●	our ability to comply with certain debt covenants;

●	our ability to integrate acquired properties and operations into existing operations;

●	the availability of other debt and equity financing alternatives;

●	continued ability to access the debt or equity markets;

●	the loss of any member of our management team;

●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	the ability of manufactured home buyers to obtain financing;

●	the level of repossessions by manufactured home lenders;

●	market conditions affecting our investment securities;

●	changes in federal or state tax rules or regulations that could have adverse tax consequences;

●	our ability to qualify as a REIT for federal income tax purposes; and

●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-K and the Company’s filings with the Securities and Exchange Commission.

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

2016 Accomplishments

●	Generated an increase in Normalized FFO per share growth of 20.0%, representing our fourth consecutive year of double-digit growth;

●	Increased Community Net Operating Income (“NOI”) by 27.4%;

●	Increased same property Community NOI by 18.9%;

●	Increased same property occupancy from 82.9% to 84.8%;

●	Improved our Operating Expense Ratio from 49.6% to 47.0%;

●	Generated approximately $2.3 million in net-realized gains in addition to the $16.7 million in unrealized gains we held at year end on our REIT securities investments;

●	Acquired 3 communities containing approximately 300 home sites for a total of $7.3 million;

●	Increased our rental home portfolio by 900 homes, representing an increase of 25% to 4,700 total rental homes;

●	Raised approximately $22 million in common equity capital through our Dividend Reinvestment and Stock Purchase Plan;

●	Issued 2 million shares of our 8.0% Series B Cumulative Redeemable Preferred Stock raising net proceeds of approximately $49 million;

●	Financed/refinanced four communities for a total of $32 million; and

●	Reduced our overall weighted average mortgage interest rate from 4.6% to 4.4%.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

The Company is a self-administered, self-managed, REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces on an annual or month-to-month basis to residential manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, S&F, sells and finances homes to residents and prospective residents of our communities.

Our communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica shale regions. During the year ended December 31, 2016, we purchased three manufactured home communities located in Ohio, for an aggregate purchase price of $7,277,000. These acquisitions added approximately 300 developed sites to our portfolio, bringing our total to 101 communities containing approximately 18,000 developed sites. Subsequent to yearend, the Company acquired an additional five manufactured home communities containing a total of 1,300 sites for a total an aggregate purchase price of $36.5 million. These acquisitions increased our portfolio to 106 communities containing approximately 19,300 developed sites.

The Company’s income primarily consists of rental and related income from the operation of its manufactured home communities. Occupancy in our properties, as well as our ability to increase rental rates, directly affects revenues. In 2016, total income increased 22% from the prior year and Community NOI increased 27.4% from the prior year, primarily due to the acquisition and rental programs in 2015 and 2016. Overall occupancy increased from 79.5% at December 31, 2015 to 81.0% at December 31, 2016. Same property occupancy increased from 82.9% at December 31, 2015 to 84.8% at December 31, 2016.

Income also includes sales of manufactured homes. In 2016, sales of manufactured homes increased by approximately 26%. Our sales operations have continued to be affected by the limited ability of homebuyers to qualify for loans to purchase homes. We are optimistic that future regulatory changes may increase our consumer’s ability to qualify for loans to purchase homes which should result in increased demand. As a result of continued increases in single-family conventional home prices and apartment rental rates, our property type offers substantial comparative value that should result in increased demand. Additionally, the Company anticipates that as national home sales of first time home buyers and purchasers of retirement homes improve, our sales operations will return to profitability.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see increased demand for rental homes. During 2016, we added a net of approximately 900 rental units to selected communities. Occupied rental units represent approximately 29.4% of total occupied sites. Occupancy in rental homes continues to be strong and is at 91.5% as of December 31, 2016. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

Revenues also include interest and dividend income and net realized gain on securities transactions. The Company holds a portfolio of marketable securities of other REITs with a fair value of $108,755,172 at December 31, 2016. The Company generally limits its marketable securities investments to no more than approximately 20% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company invests in these REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. As of December 31, 2016, the Company has borrowings of $22,727,458 under its margin line at 2.0% interest. As of December 31, 2016, the Company’s portfolio consisted of 12% REIT preferred stocks and 88% REIT common stocks. The Company’s weighted average yield on the securities portfolio was approximately 6.8% at December 31, 2016. The Company realized a net gain of $2,285,301 on sale of securities in 2016 as compared to a net gain of $204,230 during 2015. At December 31, 2016, the Company had unrealized gains of $16,717,171 in its REIT securities portfolio. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities for investment on a long-term basis.

The Company continues to strengthen its balance sheet. During 2016, the Company raised approximately $22 million in new capital through the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Company also issued 2,000,000 shares of its 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement, with net proceeds of approximately $49 million after deducting offering related expenses. This capital was used for general corporate purposes, which included purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties, and repayment of indebtedness on a short-term basis.

Over the past several years, we have taken advantage of historically low long-term mortgage interest rates and have been financing and refinancing our communities. The weighted average interest rate on our mortgage debt is now 4.4% at December 31, 2016, with a weighted average maturity of 6.9 years.

At December 31, 2016, the Company had approximately $4.2 million in cash and cash equivalents and $15 million available on our credit facility, with an additional $15 million potentially available pursuant to an accordion feature. We also had $28.2 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory. In addition, we held approximately $108.8 million in marketable REIT securities encumbered by $22.7 million in margin loans. In general, the Company may borrow up to 50% of the value of the marketable securities.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then making physical improvements, including adding rental homes onto otherwise vacant sites. In 2015 and 2016, we have added a total of thirteen manufactured home communities to our portfolio, encompassing approximately 3,100 developed sites. These manufactured home communities were acquired with an average occupancy rate of 65%. The Company will utilize the rental home program to increase occupancy rates and improve operating results at these communities. In addition to the five communities acquired in the first quarter of 2017 to date, we will continue to seek opportunistic investments. There is no guarantee that any additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties. Transaction costs, such as legal, valuation, and other professional fees related to acquisitions are expensed as incurred.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company’s lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Acquisitions in 2016

Lakeview Meadows and Wayside	September 1, 2016	OH	165	$2,954,000	98	64%
Springfield Meadows	December 19, 2016	OH	124	4,323,000	121	82%

Total 2016			289	$7,277,000	219	74%

Acquisitions in 2015

Holly Acres Estates	January 21, 2015	PA	141	$3,800,000	40	96%

Voyager Estates and Huntingdon Pointe	April 23, 2015	PA	324	5,300,000	141	63%
Valley Stream	May 27, 2015	PA	158	3,517,000	43	64%

Candlewick Court, Catalina and Worthington Arms	August 19, 2015	OH, MI	897	32,500,000	177	69%

Holiday Village, The Meadows and Woods Edge	October 16, 2015	IN	1,254	36,100,000	316	56%

Total 2015			2,774	$81,217,000	717	64%

Supplemental Measures

In addition to the results reported in accordance with GAAP, management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies, and include Community Net Operating Income (“Community NOI”), Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Normalized Funds from Operations (“Normalized FFO”).

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

The Company’s Community NOI is calculated as follows:

	2016	2015	2014	2013	2012

Rental and Related Income	$90,679,557	$74,762,548	$63,886,010	$53,477,893	$38,012,231
Community Operating Expenses	(42,638,333)	(37,049,462)	(33,592,327)	(29,140,920)	(20,564,286)

Community NOI	$48,041,224	$37,713,086	$30,293,683	$24,336,973	$17,447,945

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

The Company’s FFO, Core FFO and Normalized FFO are calculated as follows:

	2016	2015	2014	2013	2012

Net Income (Loss) Attributable to Common Shareholders	$(2,568,873)	$(6,122,993)	$(3,318,785)	$(1,719,765)	$1,749,339
Depreciation Expense	23,214,100	18,877,511	15,163,420	11,681,724	7,357,158
(Gain) Loss on Sales of Depreciable Assets	2,163	80,268	(7,313)	(18,803)	41,481
FFO	20,647,390	12,834,786	11,837,322	9,943,156	9,147,978

Adjustments:
Acquisition Costs	79,231	957,219	483,522	1,455,542	862,169
Early Extinguishment of Debt (1)	5,121	475,031	-0-	-0-	-0-
Core FFO	20,731,742	14,267,036	12,320,844	11,398,698	10,010,147

Adjustments:
Gain on Sales of Securities, net	(2,285,301)	(204,230)	(1,542,589)	(4,055,812)	(4,092,585)
Settlement of Memphis Mobile City Litigation (2)	-0-	125,000	-0-	-0-	-0-
Normalized FFO	$18,446,441	$14,187,806	$10,778,255	$7,342,886	$5,917,562

(1)	Included in Interest Expense on the Consolidated Statements of Income (Loss).

(2)	Included in Community Operating Expenses on the Consolidated Statements of Income (Loss).

Results of Operations

2016 vs. 2015

Rental and related income increased from $74,762,548 for the year ended December 31, 2015 to $90,679,557 for the year ended December 31, 2016, or 21%. This increase was due to the acquisitions during 2015 and 2016, as well as an increase in rental rates, same property occupancy and additional rental homes. During 2016, the Company raised rental rates by 3% to 5% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Occupancy has increased from 79.5% at December 31, 2015 to 81.0% at December 31, 2016. The overall occupancy rate is exclusive of 156 vacant sites at Memphis Blues caused by the 2011 flood. Same property occupancy has increased from 82.9% at December 31, 2015 to 84.8% at December 31, 2016. Demand for rental homes continues to be strong. As of December 31, 2016, we had approximately 4,700 rental homes with an occupancy of 91.5%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates. Vacant sites allow for future revenue growth.

Community operating expenses increased from $37,049,462 for the year ended December 31, 2015 to $42,638,333 for the year ended December 31, 2016, or 15%. This increase was due to the acquisitions during 2015 and 2016.

Community NOI increased from $37,713,086 for the year ended December 31, 2015 to $48,041,224 for the year ended December 31, 2016, or 27%. This increase was primarily due to the acquisitions during 2015 and 2016 and an increase in rental rates, occupancy and rental homes. The Company has also been reducing its Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income). The Operating Expense Ratio decreased from 49.6% for the year ended December 31, 2015 to 47.0% for the year ended December 31, 2016, a decrease of 260 basis points. Many acquisitions have deferred maintenance requiring higher than normal expenditures in the first two years of ownership. Because most of the community expenses are fixed costs, as occupancy rates continue to increase, these expense ratios will continue to improve. Because of the Company’s ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased from $6,754,123 for the year ended December 31, 2015 to $8,534,272 for the year ended December 31, 2016, or 26%. The total number of homes sold was 170 homes in 2016 as compared to 135 homes in 2015. There were 61 new homes sold in 2016 as compared to 65 in 2015. The Company’s average sales price was $50,202 and $50,031 for the years ended December 31, 2016 and 2015, respectively. Cost of sales of manufactured homes increased from $5,058,350 for the year ended December 31, 2015 to $6,466,520 for the year ended December 31, 2016, or 28%. The gross profit percentage was 24% and 25% for 2016 and 2015, respectively. Selling expenses remained relatively stable at $2,852,405 for the year ended December 31, 2016 as compared to $2,788,360 for the year ended December 31, 2015. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) decreased from $1,851,780 for the year ended December 31, 2015 to $1,444,076 for the year ended December 31, 2016, an improvement of 22%. The losses on sales include selling expenses of approximately $2.9 million for the year ended December 31, 2016. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Sales of manufactured homes have not yet returned to pre-recession levels. The U.S. homeownership rate fell to 63.7% in the fourth quarter of 2016, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market is gradually strengthening. However, our sales continue to be negatively impacted as a result of the inability of our customers to sell their current homes, limited wage growth, new licensing laws and government regulations. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses increased from $7,345,644 for the year ended December 31, 2015 to $8,004,925 for the year ended December 31, 2016, or 9%. This increase was primarily due to an increase in personnel and personnel costs and the issuance of restricted stock and stock options to one employee of retirement age. The entire compensation cost of $312,400 for this employee was recognized at the time of grant. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) improved from 8.3% in 2015 to 7.4% in 2016.

Acquisition costs, relating to the transaction, due diligence and other related costs associated with the acquisitions of communities, decreased from $957,219 for the year ended December 31, 2015 to $79,231 for the year ended December 31, 2016, or 92%. This decrease was due to the decrease in acquisitions in 2016 with an aggregate purchase price of $7,277,000 as compared to 2015 with an aggregate purchase price of $81,217,000.

Depreciation expense increased from $18,877,511 for the year ended December 31, 2015 to $23,214,100 for the year ended December 31, 2016, or 23%. This increase was primarily due to the acquisitions and the increase in rental homes during 2015 and 2016.

Interest income decreased from $1,819,567 for the year ended December 31, 2015 to $1,584,585 for the year ended December 31, 2016, or 13%. This decrease was primarily due to a decrease in the average balance of notes receivable from $19.5 million for the year ended December 31, 2015 to $18.3 million for the year ended December 31, 2016.

Dividend income increased from $4,399,181 for the year ended December 31, 2015 to $6,636,126 for the year ended December 31, 2016, or 51%. This increase was due to an increase in the average balance of securities from $69,283,611 for the year ended December 31, 2015 to $91,883,216 for the year ended December 31, 2016. The dividends received from our securities investments were at a weighted average yield of 6.8% and 7.7% as of December 31, 2016 and 2015, respectively.

Realized gain on sales of securities, net consists of the following:

	Year Ended December 31,
	2016	2015

Gross realized gains	$2,287,454	$208,200
Gross realized losses	(2,153)	(3,970)

Total Realized Gain on Sales of Securities, net	$2,285,301	$204,230

The Company had an accumulated net unrealized gain on its securities portfolio of $16,717,171 as of December 31, 2016.

Other income remained relatively stable for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Interest expense increased from $14,074,446 for the year ended December 31, 2015 to $15,432,364 for the year ended December 31, 2016, or 10%. This increase was primarily due to the new mortgage loans for the community acquisitions as well as additional community financings/refinancings in 2016. During the year, we obtained 4 new mortgage loans totaling $32 million. The average balance of mortgages payable was approximately $288 million during 2016 as compared to approximately $235 million during 2015. The increase in interest expense was partially offset by the decrease in the weighted average interest rate on its mortgages which was 4.4%, including the effect of unamortized debt issuance costs, at December 31, 2016 as compared to 4.6% at December 31, 2015.

2015 vs. 2014

Rental and related income increased from $63,886,010 for the year ended December 31, 2014 to $74,762,548 for the year ended December 31, 2015, or 17%. This increase was due to the acquisitions during 2014 and 2015, as well as an increase in rental rates, same property occupancy and rental homes. During 2015, the Company raised rental rates by approximately 2% to 6% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Due to the acquisition of approximately 2,800 sites at a weighted average occupancy rate of 64%, overall occupancy has decreased from 82.3% at December 31, 2014 to 79.5% at December 31, 2015. The overall occupancy rate is exclusive of 156 vacant sites at Memphis Blues caused by the 2011 flood. Same property occupancy has increased from 83.2% at December 31, 2014 to 83.9% at December 31, 2015. In the current environment, the demand for rental homes is high. As of December 31, 2015, we had approximately 3,700 rental homes with an occupancy of 92.9%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates. Vacant sites allow for future revenue growth.

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

Sales of manufactured homes decreased from $7,545,923 for the year ended December 31, 2014 to $6,754,123 for the year ended December 31, 2015, or 10%. The total number of homes sold was 135 homes in 2015 as compared to 134 homes in 2014. There were 65 new homes sold in 2015 as compared to 69 in 2014. The Company’s average sales price was $50,031 and $56,313 for the years ended December 31, 2015 and 2014, respectively. Cost of sales of manufactured homes decreased from $5,832,540 for the year ended December 31, 2014 to $5,058,350 for the year ended December 31, 2015, or 13%. Selling expenses decreased from $2,983,376 for the year ended December 31, 2014 to $2,788,360 for the year ended December 31, 2015, or 7%. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) remained relatively stable at $1,881,936 for the year ended December 31, 2014 and $1,851,780 for the year ended December 31, 2015. The losses on sales include selling expenses of approximately $2.8 million for the year ended December 31, 2015. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Sales of manufactured homes have not yet returned to pre-recession levels. The U.S. homeownership rate fell to 63.8% in the fourth quarter of 2015, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. Although, the conventional single-family housing market is gradually strengthening, the inability of our customers to sell their current homes, limited wage growth and new licensing laws and government regulations, including the SAFE Act and the Dodd–Frank Act, have all negatively impacted our sales. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

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

Dividend income increased from $4,065,986 for the year ended December 31, 2014 to $4,399,181 for the year ended December 31, 2015, or 8%. This increase was due to an increase in the average balance of securities from $61,405,452 for the year ended December 31, 2014 to $69,283,611 for the year ended December 31, 2015 and from the increase in the Company’s weighted average yield on the securities portfolio which was approximately 6.1% and 7.7% as of December 31, 2014 and 2015, respectively.

Realized gain on sales of securities, net consists of the following:

	Year Ended December 31,
	2015	2014

Gross realized gains	$208,200	$1,555,656
Gross realized losses	(3,970)	(13,067)

Total Realized Gain on Sales of Securities, net	$204,230	$1,542,589

The Company had an accumulated net unrealized loss on its securities portfolio of $2,055,026 as of December 31, 2015.

Other income remained relatively stable for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Interest expense increased from $10,716,722 for the year ended December 31, 2014 to $14,074,446 for the year ended December 31, 2015, or 30%. This increase was primarily due to the new mortgage loans for the community acquisitions as well as additional community financings/refinancings in 2015. Included in interest expense for 2015 was $475,031 associated with the early extinguishment of debt. During the year, we obtained 21 new mortgage loans totaling $139 million. The average balance of mortgages payable was approximately $235 million during 2015 as compared to approximately $172 million during 2014. The increase in interest expense was partially offset by the decrease in the weighted average interest rate on its mortgages which was 4.5%, not including the effect of unamortized debt issuance costs, at December 31, 2015 as compared to 4.8% at December 31, 2014.

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

The Company has a DRIP in which participants can purchase stock from the Company at a price of approximately 95% of market. During 2016, amounts received, including dividends reinvested of $2,388,552, totaled $22,400,945. The Company also issued 2,000,000 shares of its 8.0% Series B Cumulative Redeemable Preferred Stock in a registered direct placement, with net proceeds of approximately $49 million after deducting offering related expenses.

During 2016, the Company distributed to our common shareholders a total of $20,018,822, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2017 will be comparable to 2016. In addition, the Company also paid $14,563,645 in preferred dividends.

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

The Company has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $10,000,000 revolving line of credit for the financing of homes, of which all $4,000,000 was utilized at December 31, 2016, and revolving credit facilities totaling $28,500,000 to finance inventory purchases, of which $6,314,352 was utilized at December 31, 2016. We also had $15,000,000 available on our credit facility, with an additional $15,000,000 potentially available pursuant to an accordion feature. Subsequent to yearend, we drew down the remaining $15,000,000 for the funding of the acquisition of five communities.

As of December 31, 2016, the Company had $4,216,592 of cash and cash equivalents and securities available for sale of $108,755,172 encumbered by $22,727,458 in margin loans. At December 31, 2016, the Company owns 101 communities of which twenty-five are unencumbered. As of December 31, 2016, we have two mortgages with a total balance of approximately $19.7 million due in 2017. The Company’s marketable securities and non-mortgaged properties provide us with additional liquidity. The Company believes that cash on hand, funds generated from operations, the DRIP and capital market, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2016, total investment property increased 11% or $62,507,693. The Company made acquisitions of three manufactured home communities totaling 289 developed sites at an aggregate purchase price of $7,227,000. These acquisitions were funded through new mortgages, the use of our unsecured credit facility and the issuance of preferred stock. See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 5 of the Notes to Consolidated Financial Statements for related debt transactions. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of common or preferred stock. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in rental homes and as of December 31, 2016 the Company owns approximately 4,700 rental homes making up approximately 26% of our sites. During 2016, rental homes increased by $38,153,464. The Company added approximately 900 net rental homes to selected communities. The Company actively markets these rental homes for sale to existing residents. The Company estimates that in 2017 it will purchase approximately 800 manufactured homes to use as rental units for a total cost, including setup, of approximately $32,000,000. Rental home rates on new homes range from $700-$1,200 per month, including lot rent, depending on size, location and market conditions. During 2016, the Company also invested approximately $17,000,000 in other improvements to our communities.

Additionally, the Company invests in marketable debt and equity securities of other REITs. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company generally limits its marketable securities investments to no more than approximately 20% of its undepreciated assets. The securities portfolio increased 45% or $33,743,912 primarily due to the increase in the net unrealized gain of $18,772,197 and purchases of $27,518,151, partially offset by sales of securities with a cost of $12,546,436. The Company recognized gains on sales of securities of $2,285,301 in addition to the dividend income earned of $6,636,126 in 2016. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. At December 31, 2016, $22,727,458 was outstanding on the margin loan at a 2.0% interest rate.

Net cash provided by operating activities amounted to $29,353,412, $25,708,212 and $24,326,461 for the years ended December 31, 2016, 2015 and 2014, respectively. These increases were primarily due to the increase in income from operations generated from the acquisitions and the increased rental homes.

Net cash used by investing activities amounted to $77,567,390, $148,674,626 and $56,033,767 for the years ended December 31, 2016, 2015 and 2014, respectively. Cash flows used by investing activities decreased in 2016 as compared to 2015 primarily due to a decrease in acquisitions of manufactured home communities in 2016 as compared to 2015. Cash flows used by investing activities increased in 2015 as compared to 2014 primarily due to an increase in in acquisitions of manufactured home communities and securities available for sale in 2015 as compared to 2014.

Net cash provided by financing activities amounted to $45,894,673, $121,419,519 and $32,174,955 for the years ended December 31, 2016, 2015 and 2014, respectively. Cash flows provided by financing activities decreased in 2016 as compared to 2015 primarily due to the financing/ refinancing of 4 communities for $32 million in 2016 as compared to 21 communities for $139 million in 2015. Cash flows provided by financing activities increased in 2015 as compared to 2014 primarily due to new mortgages in 2015 for the purchase of manufactured home communities, in addition to the proceeds from our 8.0% Series B Preferred Offering.

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

Capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions and rental home purchases, the Company is budgeting approximately $8 million in capital improvements for 2017.

The Company’s significant commitments and contractual obligations relate to its mortgages and loans payable, acquisitions of manufactured home communities, retirement benefits, and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has 1,370 acres of undeveloped land which it could develop over the next several years. The Company continues to analyze the best use of its vacant land.

As of December 31, 2016, the Company had total assets of $680,444,818 and total liabilities of $363,412,851. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2016:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages Payable	$296,563,983	$25,905,661	$34,376,379	$26,175,881	$210,106,062
Interest on Mortgages Payable	78,408,441	12,558,037	21,924,663	19,233,577	24,692,164
Loans Payable	58,393,439	30,566,256	511,120	4,382,402	22,933,661
Interest on Loans Payable	4,877,753	1,757,161	1,346,976	1,296,094	477,522
Operating Lease Obligations	963,200	178,800	357,600	365,600	61,200
Purchase of Properties	36,510,000	36,510,000	-0-	-0-	-0-
Retirement Benefits	450,000	-0-	-0-	-0-	450,000

Total	$476,166,816	$107,475,915	$58,516,738	$51,453,554	$258,720,609

Mortgages payable represents the principal amounts outstanding based on scheduled payments. The interest rates on these mortgages vary from fixed rates ranging from 3.71% to 6.83% and variable rates of Prime plus 1.0% to LIBOR plus 3.0%. The weighted average interest rate was approximately 4.4% at December 31, 2016. As of December 31, 2016, the weighted average loan maturity of the mortgage payable is 6.9 years.

Loans payable represents $20,000,000 outstanding on the Company’s unsecured line of credit with an interest rate ranging from LIBOR plus 1.75% to 2.50% or Prime plus 0.75% to 1.50%, based on the Company’s overall leverage (interest rate of 2.69% as of December 31, 2016); $22,727,458 outstanding on its margin line with an interest rate of 2.0% at December 31, 2016; $6,314,352 outstanding on the Company’s revolving credit agreements to finance inventory with interest rates ranging from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 5.9% as of December 31, 2016); $467,101 loans outstanding for the finance of rental homes with an interest rate of 6.99% at December 31, 2016; $4,000,000 outstanding on its commercial term loan with an interest rate of 4.625% at December 31, 2016; $4,000,000 outstanding on the Company’s revolving line of credit secured by eligible notes receivables with an interest rate of prime plus 50 basis points (interest rate of 4.25% as of December 31, 2016); and $884,528 outstanding on its automotive loans with a weighted average interest rate of 3.8%.

Operating lease obligations represent a lease with a related party for the Company’s corporate offices. On May 1, 2015, the Company renewed this lease for additional space and for an additional seven-year term with monthly lease payments of $14,900 through April 30, 2020 and $15,300 through April 30, 2022. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance.

Purchase of Properties represents the total purchase price of two communities under contract in Ohio, two communities in Indiana and one community in Pennsylvania, totaling 1,291 developed home sites. All five acquisitions, with a purchase price of approximately $36,510,000, were completed in January 2017.

Retirement benefits of $450,000 represent the total future amount to be paid, on an undiscounted basis, relating to the Company’s Founder and Chairman. These benefits are based upon his specific employment agreement. The agreement does not require the Company to separately fund the obligation and therefore will be paid from the general assets of the Company. The Company has accrued these benefits on a present value basis over the term of the agreement (See Note 8 of the Notes to Consolidated Financial Statements).

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entails the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2016, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company’s securities consist primarily of common and preferred stock of other REITs. These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities are classified among three categories: Held-to-maturity, trading and available-for-sale. As of December 31, 2016 and 2015, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in net unrealized holding gains and losses are reflected as comprehensive income (loss).

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal market risk exposure is interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

The following table sets forth information as of December 31, 2016, concerning the Company’s mortgages payable, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Weighted Average Fixed	Variable Rate	Total
	Carrying Value	Interest Rate	Carrying Value	Long-Term Debt

2017	9,035,246	6.18%	10,625,352	19,660,598
2018	8,818,862	6.83%	354,531	9,173,393
2019	2,889,970	5.63%	-0-	2,889,970
2020	12,525,896	5.94%	-0-	12,525,896
2021	2,228,629	6.50%	-0-	2,228,629
Thereafter	250,085,497	4.17%	-0-	250,085,497
Total	$285,584,100	4.08%	$10,979,883	$296,563,983

Estimated Fair Value	$282,369,063		$10,979,883	$293,348,946

The Company’s variable rate long-term debt consists of two mortgage loans with a total balance of $10,979,883 as of December 31, 2016. Interest rates on these mortgages are at Prime plus 1.0% and LIBOR plus 3.0%. To minimize the variability that changes in interest rates could have on its future cash flows, the Company has entered into a separate interest rate swap agreement for one of these loans. This interest rate swap agreement has the effect of fixing the interest rate relative to a mortgage loan with a balance of approximately $10.6 million at December 31, 2016. The unrealized loss in fair value of the interest rate swap agreement amounted to $3,983 for the year ended December 31, 2016. The effective fixed interest rates on this loan is 3.89%.

The Company’s remaining variable rate mortgage totals approximately $355,000 as of December 31, 2016. Interest rates on this mortgage is Prime plus 1%. If prime increased or decreased by 1.0%, the Company believes its interest expense would have increased or decreased by approximately $3,600, based on the balance of the variable rate long-term debt outstanding at December 31, 2016.

On March 29, 2013, the Company entered into a $35 million Unsecured Revolving Credit Facility (“Credit Facility”) with Bank of Montreal (“BMO”). The Company has the ability to increase the borrowing capacity by an amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement. The maturity date of the Credit Facility has been extended to March 29, 2017. The Company is in the process of renewing this Credit Facility. Borrowings under the Credit Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness. Borrowings bear interest at the Company’s option of LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, based on the Company’s overall leverage. The Company incurs a fee on the unused commitment amount of up to 0.35% per annum. The Credit Facility replaced the Company’s previous $5.0 million unsecured line of credit. As of December 31, 2016, the balance outstanding on the Credit Facility was $20,000,000. Based on the current leverage ratio, interest on this borrowing is at LIBOR plus 2.00% for an interest rate of 2.69% as of December 31, 2016.

The Company also has approximately $10,300,000 in variable rate debt. This debt primarily consists of approximately $6.3 million outstanding on our inventory financing lines with interest rates ranging from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 5.87% as of December 31, 2016) and $4 million outstanding on our revolving line of credit to finance home sales with an interest rate of prime plus 50 basis points (interest rate of 4.25% as of December 31, 2016). The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2016. Additionally, at December 31, 2016, the Company has fixed rate debt consisting of $4,000,000 outstanding on its commercial term loan with an interest rate of 4.625%, approximately $467,000 loan outstanding for the financing of rental homes with an interest rate of 6.99% and approximately $885,000 outstanding on its automotive loans with a weighted average interest rate of 3.80%.

The Company invests in equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company generally limits its marketable securities investments to no more than approximately 20% of its undepreciated assets. All securities are classified as available for sale and are carried at fair value.

The Company obtains margin loans secured by its marketable securities. The interest rate on the margin account is the bank’s margin rate and was 2.0% at December 31, 2016 and 2015. There was $22,727,458 outstanding on the margin loans as of December 31, 2016. As of December 31, 2016, the value of marketable securities was $108,755,172. In general, the Company may borrow up to 50% of the value of the marketable securities.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2016	March 31	June 30	September 30	December 31

Total Income	$23,504,374	$25,210,707	$25,355,051	$25,143,697
Total Expenses	19,876,382	21,176,977	21,567,389	20,634,766
Other Income (Expense)	(1,743,611)	(937,242)	(587,077)	(1,153,663)
Net Income	1,906,469	3,051,462	3,200,013	3,376,615
Net Loss Attributable
to Common Shareholders	(883,278)	(682,729)	(589,734)	(413,132)
Net Loss Attributable to Common Shareholders per Share –
Basic and Diluted	(0.03)	(0.03)	(0.02)	(0.01)

2015	March 31	June 30	September 30	December 31

Total Income	$18,344,086	$19,553,443	$21,694,999	$21,924,143
Total Expenses	16,369,803	17,484,822	18,965,700	19,256,221
Other Income (Expense)	(1,260,479)	(1,790,710)	(1,684,881)	(2,479,582)
Net Income	718,517	203,982	1,047,245	174,461
Net Loss Attributable
to Common Shareholders	(1,170,630)	(1,685,165)	(841,902)	(2,425,296)
Net Loss Attributable to Common Shareholders per Share –
Basic and Diluted	(0.05)	(0.06)	(0.03)	(0.10)

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2016 and 2015.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2016.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

PKF O’Connor Davies, LLP, the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting, a copy of which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). UMH Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UMH Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by COSO (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UMH Properties, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 7, 2017 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies, LLP
New York, New York

March 7, 2017

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

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The Company will file its definitive Proxy Statement for its 2017 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the captions “ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

The following are the Directors and Executive Officers of the Company as of December 31, 2016:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Jeffrey A. Carus	53	Independent Director (2). Founder and Managing Partner of JAC Partners, LLC (2009 to present); Founder and Managing Member of JAC Management, LLC (1998 to present); Principal of Advalurem Group (2012-2014); Prior affiliations with CW Capital and Credit Suisse. Mr. Carus’ extensive experience in real estate finance and investment is the primary reason, among others, why Mr. Carus serves on our Board.	2011	II
Anna T. Chew	58	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Interim Chief Financial Officer (March 2012 to July 2012), Treasurer (2010 to 2013), Chief Financial Officer (1991 to 2010) and Director (1993 to 2004, and 2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Ms. Chew’s extensive public accounting, finance and real estate industry experience is the primary reason, among others, why Ms. Chew serves on our Board.	1995	III

Matthew I. Hirsch	57	Presiding Independent Director (2). Attorney at Law (1985 to present) Law Office of Matthew I. Hirsch. Adjunct Professor of Law, Delaware Law School of Widener University School of Law (1993 to present); Director (2000 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Hirsch’s experience with real estate transactions, legal issues relating to real estate and the real estate industry is the primary reason, among others, why Mr. Hirsch serves on our Board.	2013	II

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Craig Koster	41	General Counsel and Secretary (2015 to present), In-house Counsel (2012 to 2014). Attorney at Law (2001 to present); Assistant Corporation Counsel at the New York City Law Department (2007 to 2012).	N/A	N/A

Eugene W. Landy	83	Founder (1968), Chairman of the Board (1995 to present), President and Chief Executive Officer (1968 to 1995), and Director. Attorney at Law; Founder, Chairman of the Board and Director (1968 to present), President and Chief Executive Officer (1968 to 2013) of Monmouth Real Estate Investment Corporation, an affiliated company. As our founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is the primary reason, among others, why Mr. Landy serves on our Board.	1968	III

Michael P. Landy	54

Director. Executive Vice President (2010 to 2012), Vice President – Investments (2001 to 2010). President and Chief Executive Officer (2013 to present), Chief Operating Officer (2011 to 2013), Executive Vice President (2009 to 2010), Executive Vice President – Investments (2006 to 2009), Vice President – Investments (2001 to 2006) and Director (2007 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; Member of New York University’s REIT Center Board of Advisors (2013 to present). Mr. Landy’s extensive experience in real estate finance, investment, capital markets and operations management is the primary reason, among others, why Mr. Landy serves on our Board.

			2011	I
Samuel A. Landy	56	President and Chief Executive Officer (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Landy’s role as our President and Chief Executive Officer and his extensive experience in real estate investment, operations management and REIT leadership is the primary reason, among others, why Mr. Landy serves on our Board.	1992	III

Stuart D. Levy	47	Independent Director (2). Vice President in the Real Estate Finance Group at Helaba-Landesbank Hessen-Thuringen (2006 to present). Mr. Levy’s extensive real estate background is the primary reason, among others, why Mr. Levy serves on our Board.	2011	III

James E. Mitchell	76	Independent Director (2). Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present). Mr. Mitchell’s extensive experience in real estate investment is the primary reason, among others, why Mr. Mitchell serves on our Board.	2001	I

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Kenneth A. Quigley, Jr.	58	Independent Director (2). Attorney at Law; President of Curry College (1996 to present); Director of Randolph Bancorp (2013 to present); Director of Central Bancorp (2010 to 2011). Mr. Quigley’s management, governance, law, accounting, finance and REIT experience is the primary reason, among others, why Mr. Quigley serves on our Board.	2016	II

Brett Taft	27	Vice President (2016 to present), Vice President -Acquisition and Property Integration (2013 to 2016).	N/A	N/A

Stephen B. Wolgin	62	Independent Director (2). Managing Director of U.S. Real Estate Advisors, Inc., a real estate advisory services group based in New York (2000 to present); Partner with the Logan Equity Distressed Fund (2007 to present); Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis. Mr. Wolgin’s extensive experience as a real estate and finance consultant and experience in the real estate industry is the primary reason, amongst many, why Mr. Wolgin serves on our Board.	2007	I

(1)	Class I, II and III Directors have terms expiring at the annual meetings of the Company’s shareholders to be held in 2019, 2017 and 2018, respectively, and when their respective successors are duly elected and qualify.

(2)	Independent within the meaning of applicable New York Stock Exchange listing standards and SEC rules.

All officers serve at the pleasure of the Board of Directors, subject to the rights, if any, of any officer under any employment contract. Officers are elected by the Board of Directors annually and as may be appropriate to fill a vacancy in an office.

Family Relationships

There are no family relationships between any of the directors or executive officers of the Company, with the exception of Samuel A. Landy and Michael P. Landy, who are the sons of the Company’s Founder, Eugene W. Landy, who is the Chairman of the Board and a Director of the Company.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Jeffrey A. Carus, Stuart D. Levy, James E. Mitchell and Stephen B. Wolgin (Chairman). The Company’s Board of Directors has determined that Mr. Carus, Mr. Levy, Mr. Mitchell and Mr. Wolgin are “independent” as defined by the rules of the SEC and the listing standards of the NYSE and “audit committee financial experts” within the meaning of the rules of the SEC. The audit committee operates under the Audit Committee Charter which is available on the Company’s website at www.umh.reit. The charter is reviewed annually for adequacy.

Section 16(a) Beneficial Ownership Reporting Compliance

There have been no delinquent filers pursuant to Item 405 of regulation S-K, to the best of management’s knowledge.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics applicable to its Chief Executive Officer and Chief Financial Officer, as well as the Company’s other officers, directors and employees (the “Code of Ethics”). The Code of Ethics can be found at the Company’s website at www.umh.reit. The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: UMH Properties, Inc., Attention: Stockholder Relations, 3499 Route 9 North, Suite 3-C, Juniper Business Plaza, Freehold, New Jersey 07728, (732) 577-9997. The Company will satisfy any disclosure requirements under Item 5.05(c) of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website.

Item 11 – Executive Compensation

The Company will file its definitive Proxy Statement for its 2017 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has been appointed to discharge the Board’s responsibilities relating to the compensation of the Company’s executive officers. The Committee has the overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Committee’s primary objectives include serving as an independent and objective party to review such compensation plans, policies and programs. The Committee has not retained or obtained the advice of a compensation committee consultant for determining or recommending the amount of executive or director compensation.

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during 2016, as well as certain other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the “named executive officers.”

Compensation Philosophy and Objectives

The Committee believes that a well-designed compensation program should align the goals of the chief executive officer with the goals of the shareholders, and that a significant part of the executive’s compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executive’s individual performance in an effort to encourage increased individual contributions to the Company’s performance. The compensation philosophy, as reflected in the Company’s employment agreements with its executives, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

●	establishing a plan that attracts, retains and motivates executives through compensation that is competitive with a peer group of other publicly-traded REITs;

●	rewarding executives for individual accomplishments and achievements;

●	linking a portion of executives’ compensation to the achievement of the Company’s business plan by using measurements of the Company’s operating results and shareholder return; and

●	building a pay-for-performance system that encourages and rewards successful initiatives within a team environment.

The Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the Chairman of the Board, the President and Chief Executive Officer, and the Vice President and Chief Financial Officer, as well as other named executive officers, including performance goals and objectives. The Committee annually evaluates performance of these executive officers in light of those goals and objectives. The Committee considers the Company’s performance, relative stockholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to named executive officers in prior years. The Committee uses the Residential Sector of the Real Estate Compensation Survey (the “Survey”), produced under the guidance of NAREIT, as a guide to setting compensation levels. Participant company data is not presented in a manner that specifically identifies any named individual or company. The Survey details compensation by position type and company size with statistical salary and bonus information for each position. The Company’s salaries, bonus amounts and long-term compensation awards are compared to the ranges presented for reasonableness. The Committee believes executive compensation packages provided by the Company to its executive officers should include both base salaries, annual bonuses and long-term compensation awards that reward corporate and individual performance, as well as give incentives to executives to meet or exceed established goals.

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company’s named executive officers. The Chairman of the Board and the President and Chief Executive Officer annually review the performance of the other named executive officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments and annual cash bonus and stock option and restricted stock awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from management who work closely with the other named executive officers.

Role of Grants of Stock Options and Restricted Stock in Compensation Analysis

The Committee views the grant of stock options and restricted stock awards as a form of long-term compensation. The Committee believes that such grants promote the Company’s goal of retaining key employees, and aligns the key employee’s interests with those of the Company’s shareholders from a long-term perspective. The number of options or shares of restricted stock granted to each employee is determined by consideration of various factors including, but not limited to, the employee’s contribution, title, responsibilities and years of service.

Role of Employment Agreements in Determining Executive Compensation

Most of the Company’s currently employed named executive officers are parties to employment agreements. These agreements provide for base salaries, bonuses and customary fringe benefits. Other key elements of the Company’s compensation program for the named executive officers are stock options, restricted stock awards and other benefits. Each of these is addressed separately below. In determining initial compensation, the Committee considers all elements of a named executive officer’s total compensation package in comparison to current market practices and other benefits.

Shareholder Advisory Vote

One way to determine if the Company’s compensation program reflects the interests of shareholders is through their non-binding vote. At the Annual Meeting of Shareholders held on June 12, 2014, the Company’s shareholders approved by their advisory vote the compensation of the named executive officers.

Base Salaries

Base salaries are paid for ongoing performance throughout the year. In order to compete for and retain talented executives who are critical to the Company’s long-term success, the Committee has determined that the base salaries of named executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the named executive officers’ performance and tenure and the Company’s performance relative to its peer companies within the REIT industry using the Survey described above.

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

For the President and Chief Executive Officer:

Increase same store occupancy	0.75%	1.00%	1.25%
Bonus	$47,300	$94,600	$118,250
Increase same store revenue	3%	4%	5%
Bonus	$47,300	$94,600	$141,900
Increase same store rental units	400 units	500 units	600 units
Bonus	$94,600	$94,600	$118,250
Increase same store sales profit	Breakeven	Up to $500,000	Over $500,000
Bonus	$47,300	$47,300 plus 10% of profit	$97,300 plus 12% of profit over $500,000
Reduce and or maintain same store operating costs as a percentage of revenue	50%	50%	50%
Bonus	$94,600	$94,600	$94,600
Reduce and or maintain administrative expense as a percentage of total operating revenue	10%	10%	10%
Bonus	$94,600	$94,600	$94,600

Total Bonus Potential	$425,700	$570,300	$724,900

For the Vice President and Chief Financial Officer:

Increase same store occupancy	0.75%	1.00%	1.25%
Bonus	$36,100	$72,200	$90,800
Increase same store revenue	3%	4%	5%
Bonus	$36,100	$72,200	$109,300
Increase same store rental units	400 units	500 units	625 units
Bonus	$72,200	$72,200	$90,800
Increase same store sales profit	Breakeven	Up to $500,000	Over $500,000
Bonus	$36,100	$36,100 plus 10% of profit	$86,100 plus 12% of profit over $500,000
Reduce and or maintain same store operating costs as a percentage of revenue	50%	50%	50%
Bonus	$72,200	$72,200	$72,200
Reduce and or maintain administrative expense as a percentage of total operating revenue	10%	10%	10%
Bonus	$72,200	$72,200	$72,200

Total Bonus Potential	$324,900	$447,100	$581,400

Bonuses awarded to the other named executive officers are recommended by the Chairman of the Board and the President and Chief Executive Officer and are approved by the Committee. The Company believes that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual. In evaluating performance of the Company annually, the Compensation Committee considers a variety of factors, including, among others, FFO, Core FFO, Normalized FFO, net income, growth in asset size, occupancy and total return to shareholders. The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by NAREIT, which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization. The company defines Core FFO as FFO plus acquisition costs and costs of early extinguishment of debt. The Company defines Normalized FFO as Core FFO excluding gains and losses realized on securities investments and certain non-recurring charges. The Company considers FFO, Core FFO and Normalized FFO to be meaningful, additional measures of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

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

In 2016, the Compensation Committee received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the number of options or restricted stock to be awarded. The factors that were considered in awarding the stock options and restricted stock included the following progress that was made by the Company due to the efforts of management:

●	Generated an increase in Normalized FFO share growth of 20.0%, representing our fourth consecutive year of double-digit growth;

●	Increased Community Net Operating Income (“NOI”) by 27.4%;

●	Increased same property Community NOI by 18.9%;

●	Increased same property occupancy from 82.9% to 84.8%;

●	Improved our Operating Expense Ratio from 49.6% to 47.0%;

●	Generated approximately $2.3 million in net-realized gains in addition to the $16.7 million in unrealized gains we held at year end on our REIT securities investments;

●	Acquired 3 communities containing approximately 300 home sites for a total of $7.3 million;

●	Increased our rental home portfolio by 900 homes, representing an increase of 25% to 4,700 total rental homes;

●	Raised approximately $22 million in common equity capital through our Dividend Reinvestment and Stock Purchase Plan;

●	Issued 2 million shares of our 8.0% Series B Cumulative Redeemable Preferred Stock raising net proceeds of approximately $49 million;

●	Financed/refinanced four communities for a total of $32 million;

●	Reduced our overall weighted average mortgage interest rate from 4.6% to 4.4%;

●	Managed general and administrative costs to an appropriate level; and

●	Maintained cash distributions to shareholders.

After considering the recommendations of the Chairman of the Board and the President and Chief Executive Officer, the Committee allocated the individual awards to the named executive officers based on the named executive officers’ individual contributions to these accomplishments. Other factors considered in this allocation included the named executive officers’ responsibilities and years of service. In addition, the awards were compared to each named officers’ total compensation and compared with comparable REITs using the Survey described above as a guide for setting total compensation.

Other Personal Benefits

The Company’s employment agreements provide the named executive officers with other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of other personal benefits provided to the named executive officers.

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental disability insurance, at the Company’s cost, as agreed to by the Company and the named executive officer. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2016, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

Payments upon Termination or Change in Control

In addition, the named executive officers’ employment agreements each contain provisions relating to change in control events and severance upon termination for events other than for cause or good reason (as defined under the terms of the employment agreements). These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment Agreements” provided below in Item 11 of this report. There are no other agreements or arrangements governing change in control payments.

Evaluation

Mr. Eugene Landy is employed under an amended employment agreement with the Company. His base compensation under his amended contract was increased in 2014 to $250,000 per year. Mr. Eugene Landy also received bonuses totaling $34,615 primarily based on performance, including growth of the Company. Additionally, Mr. Eugene Landy received $49,500 in director’s fees and fringe benefits. In recognition of Mr. Eugene Landy’s extraordinary contributions to the Company over the last five decades and, in particular, over the last year, the Compensation Committee approved and granted a restricted stock award of 20,000 shares of restricted common stock. The stock, which will vest in equal annual installments over the next five years, has a grant date fair value of $11.57 per share, for a total grant date fair value of $231,400.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President and Chief Executive Officer and Ms. Anna T. Chew, Vice President and Chief Financial Officer. Mr. Samuel Landy is employed under an employment agreement with the Company. His base compensation under this contract was $473,000 for 2016. In evaluating Mr. Samuel Landy’s eligibility for an annual bonus, stock options and restricted stock awards, the Compensation Committee used the bonus schedule included in Mr. Samuel Landy’s employment agreement as a guide.

Ms. Chew is employed under an employment agreement with the Company. Her base compensation under this contract is $360,000 for 2016. In evaluating Ms. Chew’s eligibility for an annual bonus, stock options and restricted stock awards, the Compensation Committee used the bonus schedule included in Ms. Chew’s employment agreement as a guide.

The Committee has also approved the recommendations of the Chairman of the Board and the President and Chief Executive Officer concerning the other named executives’ annual salaries, bonuses, option and restricted stock grants and fringe benefits.

In addition to its determination of the executive’s individual performance levels for 2016, the Committee also compared the executive’s total compensation for 2016 to that of similarly-situated personnel in the REIT industry using the Survey described above. The Company’s salary and bonus amounts were compared to the ranges presented for reasonableness.

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

Compensation Committee:

Jeffrey A. Carus (Chairman)

Stuart D. Levy

James E. Mitchell

Stephen B. Wolgin

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2016, 2015 and 2014 to the named executive officers. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus (4)	Option Awards (5)	Restricted Stock Awards (6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Eugene W. Landy	2016	$250,000	$34,615	$81,000	$231,400	$-0-	$49,500 (1)	$646,515
Chairman of the	2015	250,000	134,615	93,000	9,120	-0-	47,000 (1)	533,735
Board	2014	193,750	34,615	98,000	-0-	-0-	43,250 (1)	369,615

Samuel A. Landy	2016	473,000	570,192	40,500	219,825	-0-	60,100 (2)	1,363,617
President and Chief	2015	460,000	90,203	46,500	252,370	-0-	57,400 (2)	906,473
Executive Officer	2014	416,745	46,812	49,000	232,750	-0-	53,450 (2)	798,757

Anna T. Chew	2016	360,000	435,846	40,500	175,860	-0-	60,100 (2)	1,072,306
Vice President and	2015	349,000	39,660	46,500	9,120	-0-	57,400 (2)	501,680
Chief Financial Officer	2014	316,841	37,186	49,000	-0-	-0-	53,450 (2)	456,477

Craig Koster	2016	171,171	31,584	16,200	-0-	-0-	7,350 (3)	226,305
General Counsel	2015	152,769	30,985	18,600	-0-	-0-	5,868 (3)	208,222
	2014	136,592	10,077	4,900	-0-	-0-	3,145 (3)	154,714

Brett Taft	2016	138,000	55,308	16,200	-0-	-0-	4,225 (3)	213,733
Vice President	2015	115,000	14,223	18,600	-0-	-0-	3,289 (3)	151,112
	2014	100,000	11,635	11,760	-0-	-0-	1,296 (3)	124,691

(1)	Represents Director’s annual board cash retainer of $33,500, $31,000 and $27,250 for 2016, 2015 and 2014, respectively, and Director’s meeting fees of $16,000, $16,000 and $16,000 for 2016, 2015 and 2014, respectively.

(2)	Represents Director’s annual board cash retainer of $33,500, $31,000 and $27,250 for 2016, 2015 and 2014, respectively, Director’s meeting fees of $16,000, $16,000 and $16,000 for 2016, 2015 and 2014, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(3)	Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)	Bonus payments for Samuel A. Landy and Anna T. Chew were primarily based on certain performance criteria being met as outlined in their respective employment agreements (non-equity incentive plan compensation). For 2016, the non-equity incentive plan compensation included in bonus was $552,000 for Samuel A. Landy and $422,000 for Anna T. Chew.

(5)	The fair value of the stock options granted were established using the Black-Scholes stock option valuation model. See Note 6 of the Notes to the Consolidated Financial Statements for assumptions used in the model. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

(6)	The grant date fair values were established based on the number of shares granted and the share prices as follows: 2016, 4/5/16 - $9.77, 9/14/16 - $11.57 (see table below for details); 2015, 2/5/15 - $9.73, 9/14/15 - $9.12; and 2014, 1/15/14 - $9.31. Such shares vest over five years.

Equity Compensation Plan Information

On June 13, 2013, the shareholders approved and ratified the Company’s 2013 Stock Option and Stock Award Plan (the “2013 Plan”) authorizing the grant of stock options or restricted stock awards to Directors, officers and key employees. The maximum number of shares that may be issued under the 2013 Plan is 3,000,000 shares of common stock. If and to the extent that an award made under the 2013 Plan is forfeited, terminated, expires or is canceled unexercised, the number of shares associated with the forfeited, terminated, expired or canceled portion of the award shall again become available for additional awards under the 2013 Plan. The 2013 Plan replaced the Company’s 2003 Stock Option and Award Plan, as amended, which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired. Not more than 200,000 shares of the Company’s common stock may be granted as options in any one fiscal year to a participant under the 2013 Plan. In general, each option may be exercised only after one year of continued service with the Company. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant is 100,000 shares.

Grants of Plan-Based Awards

The following table sets forth, for the named executive officers in the Summary Compensation Table, information regarding individual grants of restricted stock and stock options made under the 2013 Plan during the year ended December 31, 2016:

Name	Grant Date	Number of Shares of Restricted Stock (1)	Number of Shares Underlying Options (2)	Exercise Price of Option Award or Fair Value Per Share at Grant Date of Restricted Stock Award	Grant Date Fair Value (3)

Eugene W. Landy	4/05/2016	-0-	100,000	$9.77	$81,000
	9/14/2016	20,000	-0-	11.57	231,400

Samuel A. Landy	4/05/2016	22,500	-0-	9.77	219,825
	4/05/2016	-0-	50,000	9.77	40,500

Anna T. Chew	4/05/2016	18,000	-0-	9.77	175,860
	4/05/2016	-0-	50,000	9.77	40,500

Craig Koster	4/05/2016	-0-	20,000	9.77	16,200

Brett Taft	4/05/2016	-0-	20,000	9.77	16,200

(1)	All restricted stock awards granted during fiscal year 2016 vest 20% per year over a five-year period and all dividends earned are reinvested in restricted stock.

(2)	These options vest after 1 year and expire 8 years from grant date.

(3)	The values of the shares underlying options were established using the Black-Scholes stock option valuation model. The following assumptions were used in the model: expected volatility of 26.30%; risk-free interest rate of 1.49%; dividend yield of 7.32%; expected life of the options of eight years; and forfeitures of $-0. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise. The value of the shares of restricted stock was based on the closing price of the shares on the grant date.

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

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the year ended December 31, 2016:

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($) (1)

Eugene W. Landy	-0-	$-0-	6,431	$77,012
Samuel A. Landy	75,000	420,400	26,128	265,738
Anna T. Chew	30,000	33,300	6,431	77,012
Craig Koster	7,500	25,950	-0-	-0-
Brett Taft	20,000	66,000	-0-	-0-

(1)	Value realized based on the closing price of the shares on the NYSE as of the date of exercise/vesting.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for the named executive officers in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at December 31, 2016:

Option Awards (1)					Restricted Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested	Market Value of Shares that have not Vested

Eugene W. Landy					24,281	$365,436
Eugene W. Landy	100,000	-0-	$10.08	06/26/21
Eugene W. Landy	100,000	-0-	$9.85	06/11/22
Eugene W. Landy	100,000	-0-	$9.82	06/24/23
Eugene W. Landy	-0-	100,000	$9.77	04/05/24

Option Awards (1)					Restricted Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested	Market Value of Shares that have not Vested

Samuel A. Landy					73,838	$1,111,263
Samuel A. Landy	10,900	-0-	$9.13	01/08/18
Samuel A. Landy	14,100	-0-	$8.30	01/08/18
Samuel A. Landy	50,000	-0-	$10.08	06/26/21
Samuel A. Landy	50,000	-0-	$9.85	06/11/22
Samuel A. Landy	50,000	-0-	$9.82	06/24/23
Samuel A. Landy	-0-	50,000	$9.77	04/05/24

Anna T. Chew					22,882	$344,381
Anna T. Chew	50,000	-0-	$10.08	06/26/21
Anna T. Chew	20,000	-0-	$9.85	06/11/22
Anna T. Chew	50,000	-0-	$9.82	06/24/23
Anna T. Chew	-0-	50,000	$9.77	04/05/24

Craig Koster					-0-	$-0-
Craig Koster	5,000	-0-	$10.08	06/26/21
Craig Koster	5,000	-0-	$9.85	06/11/22
Craig Koster	12,500	-0-	$9.82	06/24/23
Craig Koster	-0-	20,000	$9.77	04/05/24

Brett Taft					-0-	$-0-
Brett Taft	4,000	-0-	$11.29	08/29/20
Brett Taft	10,000	-0-	$10.08	06/26/21
Brett Taft	12,000	-0-	$9.85	06/11/22
Brett Taft	-0-	20,000	$9.77	04/05/24

(1)	Stock options vest 1 year from the date of grant.

(2)	Restricted stock awards vest over 5 years, 20% per year, from the date of grant. The following is the vesting schedule for the shares that have not yet vested: Mr. Eugene Landy – 7,401 shares, 4,274 shares, 4,274 shares, 4,275 shares and 4057 shares in 2017, 2018, 2019, 2020 and 2021, respectively; Mr. Samuel Landy – 24,478 shares, 16,960 shares, 16,962 shares, 10,718 shares, and 4,721 shares in 2017, 2018, 2019, 2020 and 2021, respectively; and Ms. Anna Chew, – 7,121 shares, 3,994 shares, 3,995 shares, 3,995 shares and 3,777 shares in 2017, 2018, 2019, 2020 and 2021, respectively . Market value is based on the closing price of our common stock on December 31, 2016 of $15.05.

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

Potential Payments upon Termination of Employment or Change-in-Control

Under the terms of the employment agreements of the named executive officers, such named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur. The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at December 31, 2016. Each of the employees named in the table below have restricted stock awards and/or stock option awards which are listed in the “Outstanding Equity Awards at Fiscal Year End” table previously disclosed. Restricted Stock Awards vest upon the termination of an employee due to death or disability. In addition, restricted stock awards vest on the date of an involuntary termination of employment with the Company if the employee has met the definition of Retirement. If the termination of employment is for any other reason, including voluntary resignation, termination not for cause or good reason resignation, termination for cause, or termination not for cause or good reason (after a change in control), the restricted stock awards are forfeited. Regarding the stock option awards, if the termination is for any reason other than a termination for cause, the stock option awards may be exercised until three months after the termination of employment. If the termination is for cause, the stock option awards are forfeited.

	Voluntary Resignation on 12/31/16	Termination Not for Cause or Good Reason on 12/31/16	Termination for Cause on 12/31/16	Termination Not for Cause or Good Reason (After a Change- in-Control) on 12/31/16	Disability or Death on 12/31/16

Eugene W. Landy	$450,000 (1)	$450,000 (1)	$450,000 (1)	$1,650,000 (2)	$750,000 (3)
Samuel A. Landy	2,781,600 (4)	2,781,600 (4)	2,781,600 (4)	2,781,600 (4)	2,781,600 (4)
Anna T. Chew	2,117,400 (4)	2,117,400 (4)	2,117,400 (4)	2,117,400 (4)	2,117,400 (4)

(1)	Consists of severance payments of $450,000, payable $150,000 per year for three years.

(2)	Mr. Landy shall receive a lump-sum payment of $1,200,000 in the event of a change in control, provided that the sale price of the Company is at least $16 per share of common stock. In addition, if Mr. Landy’s employment agreement is terminated, he receives severance payments of $450,000, payable $150,000 per year for three years.

(3)	In the event of a disability, as defined in the agreement, Mr. Landy shall receive disability payments equal to his base salary for a period of three years. He has a death benefit of $450,000 payable to Mr. Landy’s beneficiary.

(4)	The respective employment agreements provide for the base salaries plus base target bonuses due for the remaining terms of the agreements. The respective employment agreements also provide for death benefits of the same amount.

The Company retains the discretion to compensate any officer upon any future termination of employment or change-in control.

Director Compensation

Directors receive a fee of $4,000 for each Board meeting attended, $500 for each Board phone meeting attended, and an additional fixed annual fee of $31,000 payable quarterly. Directors appointed to board committees receive $1,200 for each committee meeting attended. Effective September 1, 2016, the fixed annual fee was increased to $41,000 payable quarterly.

The table below sets forth a summary of director compensation for the year ended December 31, 2016:

Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Total Fees Earned or Paid in Cash

Jeffrey A. Carus (2)	$33,500	$16,000	$11,300	$60,800
Matthew I. Hirsch (3) (4)	33,500	16,000	-0-	49,500
Charles Kaempffer (1)	15,500	8,000	2,400	25,900
Michael P. Landy	33,500	16,000	-0-	49,500
Stuart Levy (2) (3)	33,500	16,000	11,300	60,800
James E. Mitchell (2) (3)	33,500	16,000	11,300	60,800
Richard H. Molke	15,500	8,000	-0-	23,500
Kenneth A. Quigley, Jr.	25,750	12,000	-0-	37,750
Eugene Rothenberg (1)	15,500	8,000	-0-	23,500
Stephen B. Wolgin (2) (3)	33,500	16,000	11,300	60,800

	$273,250	$132,000	$47,600	$452,850

(1)	Mr. Kaempffer and Mr. Rothenberg are Emeritus directors which are retired directors who have a standing invitation to attend Board of Directors meetings but are not entitled to vote on board resolutions. However, they receive directors’ fees for participation in the board meetings. Effective April 2016, the emeritus director position was eliminated and Mr. Kaempffer and Mr. Rothenberg retired as emeritus directors.

(2)	Mr. Carus (Chairman of the Compensation Committee), Mr. Levy, Mr. Mitchell and Mr. Wolgin (Chairman of the Audit Committee) are the current members of the Audit Committee and the Compensation Committee.

(3)	Mr. Hirsch, Mr. Levy, Mr. Mitchell and Mr. Wolgin (Chairman of the Nominating Committee) are the current members of the Nominating committee.

(4)	Mr. Hirsch is the Presiding Director whose role is to preside over the executive sessions of the non-management directors.

As of December 31, 2016, the aggregate number of unvested restricted shares of stock held by each director was as follows: Mr. Carus - 1,148; Mr. Hirsch – 872; Mr. M. Landy – 3,999; Mr. Levy – 1,148; Mr. Mitchell - 1,148; and Mr. Wolgin - 1,148

Mr. Eugene W. Landy, Mr. Samuel A. Landy and Ms. Anna T. Chew are named executive employees of the Company. As such, their director compensation is included in the Summary Compensation Table.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements previously described, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees or a nonqualified deferred compensation plan. Payments made during 2016 amounted to $50,000. Mr. Eugene Landy was entitled to receive payments of $50,000 per year through 2016. The Company’s employees may elect to participate in the Company’s 401(k) Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of Mr. Carus, Mr. Levy, Mr. Mitchell and Mr. Wolgin. No member of the Compensation Committee is a current or former officer or employee of the Company. In 2016, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in this Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company will file its definitive Proxy Statement for its 2017 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of such Proxy Statement and is incorporated herein by reference.

The following table lists information with respect to the beneficial ownership of the Company’s common stock (“Shares”) as of December 31, 2016 by:

●	each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

●	the Company’s directors;

●	the Company’s executive officers; and

●	all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power over the shares indicated and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2016 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Shares Outstanding (2)

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	1,925,982	(3)	6.55%

Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94163	1,748,004	(4)	5.95%

Boulegeris Investments, Inc. 3400 Peachtree Rd. NE Suite 1049 Atlanta, GA 30326-1107	1,611,679	(5)	5.48%

Jeffrey A. Carus	6,109	(6)	*

Anna T. Chew	358,179	(7)	1.21%

Matthew I. Hirsch	10,986	(8)	*

Craig Koster	24,285	(9)	*

Eugene W. Landy	1,496,300	(10)	5.04%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Shares Outstanding (2)

Samuel A. Landy	697,603	(11)	2.36%

Michael P. Landy	336,327	(12)	1.14%

Stuart Levy	3,605	(13)	*

James E. Mitchell	220,416	(14)	*

Kenneth K. Quigley, Jr.	1,859		*

Brett Taft	26,155	(15)	*

Stephen B. Wolgin	17,437	(16)	*

UMH Properties, Inc. 401(k) Plan (UMH 401(k) Plan)	308,729	(17)	1.05%

Directors and Officers as a group	3,507,990		11.68%

*Less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed. Except as indicated in the footnotes to this table, none of the shares have been pledged as collateral.

(2)	Based on the number of Shares outstanding on December 31, 2016 which was 29,388,890 Shares.

(3)	Based on Schedule 13G/A as of December 31, 2016, filed by BlackRock, Inc., the company owns 1,925,982 Shares. This filing with the SEC by BlackRock, Inc. indicates that BlackRock has sole voting power for 1,864,221 Shares and sole dispositive power for 1,925,982 Shares.

(4)	Based on Schedule 13G as of December 31, 2016, filed by Wells Fargo & Company, the company owns 1,748,004 Shares. This filing with the SEC by Wells Fargo & Company indicates that Wells Fargo has sole voting power for 16,063 Shares and sole dispositive power for 16,063 Shares. Wells Fargo also has shared voting power for 684,134 Shares and shared dispositive power for 1,731,941 Shares.

(5)	Based on Schedule 13G as of December 31, 2016, filed by Boulegeris Investments, Inc., the company owns 1,611,679 Shares. This filing with the SEC by Boulegeris Investments, Inc. indicates that Boulegeris Investments has sole dispositive power for 1,611,679 Shares.

(6)	Includes (a) 249 Shares in custodial accounts for Mr. Carus’ minor children under the NJ Uniform Transfers to Minors Act which he disclaims any beneficial interest but has power to vote and (b) 1,148 shares of unvested restricted stock.

(7)	Includes (a) 215,297 Shares owned jointly with Ms. Chew’s husband; (b) 120,000 Shares issuable upon exercise of stock options; and (c) 22,882 shares of unvested restricted stock. Excludes 31,116 Shares held in the UMH 401(k) Plan. Ms. Chew is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan. She, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k) Plan, except for the 31,116 Shares held by the UMH 401(k) Plan for her benefit. See Note 16 below for information regarding Shares held by the UMH 401(k) Plan. Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until April 5, 2017.

(8)	Includes (a) 10,114 Shares owned jointly with Mr. Hirsch’s wife and (b) 872 shares of unvested restricted stock.

(9)	Includes 22,500 Shares issuable upon exercise of stock options. Excludes 1,669 Shares held in the UMH 401(k) Plan. See Note 16 below for information regarding Shares held by the UMH 401(k) Plan. Excludes 20,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until April 5, 2017.

(10)	Includes (a) 99,872 Shares owned by Mr. Eugene Landy’s wife; (b) 172,608 Shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote; (c) 66,913 Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote; (d) 57,561 Shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote; (e) 97,880 Shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote; (f) 23,252 Shares held in Windsor Industrial Park Associates for which Mr. Landy has power to vote; (g) 29,288 Shares held in Juniper Plaza Associates for which Mr. Landy has power to vote; (h) 300,000 Shares issuable upon exercise of stock options (i) 384,250 Shares pledged in a margin account; (j) 277,559 Shares pledged as security for loans; and (k) 24,281 shares of unvested restricted stock. Excludes 100,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until April 5, 2017.

(11)

Includes (a) 42,552 Shares owned with Mr. Samuel Landy’s wife; (b) 6,221 Shares in the Samuel Landy Limited Partnership; (c) 48,000 Shares in the EWL Grandchildren Fund LLC of which Mr. Landy is a co-manager; (d) 175,000 Shares issuable upon exercise of stock options; (e) 34,220 Shares pledged in a margin account; (f) 285,982 Shares pledged as security for loans; and (g) 73,838 shares of unvested restricted stock. Excludes 68,976 Shares held in the UMH 401(k) Plan. Mr. Landy is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for the 68,976 Shares held by the UMH 401(k) Plan for his benefit. See Note 16 below for information regarding Shares held by the UMH 401(k) Plan. Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until April 5, 2017.

(12)	Includes (a) 15,099 Shares owned by Mr. Michael Landy’s wife; (b) 55,822 Shares in custodial accounts for Mr. Landy’s children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote; (c) 48,000 Shares in the EWL Grandchildren Fund LLC of which Mr. Landy is a co-manager; (d) 81,500 Shares pledged in a margin account; (e) 55,000 Shares pledged as security for loans; and (f) 3,999 shares of unvested restricted stock. Excludes 25,579 Shares held in the UMH 401(k) Plan. See Note 16 below for information regarding Shares held by the UMH 401(k) Plan.

(13)	Includes 1,148 shares of unvested restricted stock.

(14)	Includes (a) 175,669 Shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest and (b) 1,148 shares of unvested restricted stock. In addition to the Common Shares reported, Mr. Mitchell also holds 4,000 shares of the Company’s 8.25% Series A Cumulative Redeemable Preferred Stock and 8,000 shares of the Company’s 8.0% Series B Cumulative Redeemable Preferred Stock.

(15)	Includes 26,000 Shares issuable upon exercise of stock options. Excludes 1078 Shares held in the UMH 401(k) Plan. See Note 16 below for information regarding Shares held by the UMH 401(k) Plan. Excludes 20,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until April 5, 2017

(16)	Includes 1,148 shares of unvested restricted stock. In addition to the Shares reported, Mr. Wolgin’s wife owns 600 shares of the Company’s 8.25% Series A Cumulative Redeemable Preferred Stock.

(17)	Includes 308,729 Shares held by the UMH 401(k) Plan. Ms. Anna T. Chew and Mr. Samuel A. Landy share voting power over the Shares held by the UMH 401(k) Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The Company will file its definitive Proxy Statement for its 2017 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

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

Item 14 – Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its 2017 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PKF O’Connor Davies, LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2016 and 2015. The following are fees billed by and accrued to PKF O’Connor Davies, LLP in connection with services rendered:

	2016	2015

Audit Fees	$185,700	$178,500
Audit Related Fees	25,870	47,595
Tax Fees	65,500	68,950
All other fees	-0-	-0-
Total Fees	$277,070	$295,045

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

All of the services performed by PKF O’Connor Davies, LLP for the Company during fiscal 2016, including audit fees, audit-related fees, tax fees and all other fees described above, were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining PKF O’Connor Davies, LLP’s independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm	72

	(ii)	Consolidated Balance Sheets as of December 31, 2016 and 2015	73-74

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2016, 2015 and 2014	75-76

	(iv)	Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014	77

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014	78-79

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	80

	(vi)	Notes to Consolidated Financial Statements	81-109

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2016	110-116

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

3.12	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

Exhibit No.		Description

3.13		Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2016, Registration No. 001-12690).

3.14		Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate of common stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series A Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on February 28, 2012, Registration No. 001-12690).

4.3		Specimen certificate representing the Series B Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.3 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on January 21, 2016, Registration No. 333-209078).

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5	+	Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.6	+	UMH Properties, Inc. 2013 Stock Option and Stock Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 1, 2013, Registration No. 001-12690).

10.7		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on August 11, 2016, Registration No. 333-213075).

Exhibit No.		Description

10.8		Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal dated March 29, 2013 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2013, Registration No. 001-12690).

10.9	+	Amended and Restated Employment Agreement, dated June 24, 2015 (effective as of January 1, 2015), between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 30, 2015, Registration No. 001-12690).

10.10	+	Amended and Restated Employment Agreement, dated June 24, 2015 (effective as of January 1, 2015), between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 30, 2015, Registration No. 001-12690).

(12)	*	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(14)		Code of Business Conduct and Ethics (incorporated by reference to the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004, Registration No. 001-12690).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)		Audit Committee Charter, as amended January 16, 2008 (incorporated by reference to the Company’s 2011 Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 2, 2011, Registration No. 001-12690).

(101)		Interactive Data File

101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document
101.CAL	++	XBRL Taxonomy Extension Calculation Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Denotes a management contract or compensatory plan or arrangement.

++	Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UMH Properties, Inc.

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2)(i). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UMH Properties, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2017 expressed an unqualified opinion thereon.

/s/ PKF O’Connor Davies, LLP
New York, New York
March 7, 2017

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 and 2015

	2016	2015
-ASSETS-

Investment Property And Equipment
Land	$47,476,314	$45,477,814
Site and Land Improvements	398,776,390	377,215,400
Buildings and Improvements	21,101,836	20,307,097
Rental Homes and Accessories	172,862,227	134,708,763
Total Investment Property	640,216,767	577,709,074
Equipment and Vehicles	14,986,196	13,697,460
Total Investment Property and Equipment	655,202,963	591,406,534
Accumulated Depreciation	(140,255,603)	(117,761,146)
Net Investment Property and Equipment	514,947,360	473,645,388

Other Assets
Cash and Cash Equivalents	4,216,592	6,535,897
Securities Available for Sale at Fair Value	108,755,172	75,011,260
Inventory of Manufactured Homes	17,424,574	14,311,410
Notes and Other Receivables, net	20,323,191	20,028,574
Prepaid Expenses and Other Assets	4,497,937	4,062,813
Land Development Costs	10,279,992	6,722,048
Total Other Assets	165,497,458	126,672,002

TOTAL ASSETS	$680,444,818	$600,317,390

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2016 and 2015

	2016	2015
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

Liabilities:
Mortgages Payable, net of unamortized debt issuance costs	$293,025,592	$283,049,802

Other liabilities:
Accounts Payable	2,962,037	2,816,290
Loans Payable, net of unamortized debt issuance costs	58,285,385	57,862,206
Accrued Liabilities and Deposits	4,820,142	6,696,577
Tenant Security Deposits	4,319,695	3,654,090
Total Other Liabilities	70,387,259	71,029,163
Total Liabilities	363,412,851	354,078,965

Commitments And Contingencies

Shareholders’ equity:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 3,663,800 shares authorized, issued and outstanding as of December 31, 2016 and 2015, respectively	91,595,000	91,595,000
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 4,000,000 and 2,000,000 shares authorized; 3,801,200 and 1,801,200 shares issued and outstanding as of December 31, 2016 and 2015, respectively	95,030,000	45,030,000
Common Stock - $0.10 par value per share, 75,000,000 and 62,000,000 shares authorized; 29,388,811 and 27,086,838 shares issued and outstanding as of December 31, 2016 and 2015, respectively	2,938,881	2,708,684
Excess Stock - $0.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2016 and 2015, respectively	-0-	-0-
Additional Paid-In Capital	111,422,691	109,629,260
Accumulated Other Comprehensive Income (Loss)	16,713,188	(2,056,726)
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	317,031,967	246,238,425

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$680,444,818	$600,317,390

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
INCOME:
Rental and Related Income	$90,679,557	$74,762,548	$63,886,010
Sales of Manufactured Homes	8,534,272	6,754,123	7,545,923

Total Income	99,213,829	81,516,671	71,431,933

EXPENSES:
Community Operating Expenses	42,638,333	37,049,462	33,592,327
Cost of Sales of Manufactured Homes	6,466,520	5,058,350	5,832,540
Selling Expenses	2,852,405	2,788,360	2,983,376
General and Administrative	8,004,925	7,345,644	6,465,973
Acquisition Costs	79,231	957,219	483,522
Depreciation Expense	23,214,100	18,877,511	15,163,420

Total Expenses	83,255,514	72,076,546	64,521,158

OTHER INCOME (EXPENSE):
Interest Income	1,584,585	1,819,567	2,098,974
Dividend Income	6,636,126	4,399,181	4,065,986
Gain on Sales of Securities, net	2,285,301	204,230	1,542,589
Other Income	504,759	435,816	328,888
Interest Expense	(15,432,364)	(14,074,446)	(10,716,722)

Total Other Income (Expense)	(4,421,593)	(7,215,652)	(2,680,285)

Income Before Gain (Loss) on Sales of Investment Property and Equipment	11,536,722	2,224,473	4,230,490
Gain (Loss) on Sales of Investment Property and Equipment	(2,163)	(80,268)	7,313

NET INCOME	11,534,559	2,144,205	4,237,803

Less: Preferred Dividends	14,103,432	8,267,198	7,556,588

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,568,873)	$(6,122,993)	$(3,318,785)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014

Basic and Diluted Income (Loss) Per Share:

Net Income	$0.42	$0.08	$0.19
Less: Preferred Dividends	(0.51)	(0.32)	(0.34)
Net Loss Attributable to Common Shareholders	$(0.09)	$(0.24)	$(0.15)
Weighted Average Common Shares Outstanding:
Basic and Diluted	27,808,895	25,932,626	22,496,103

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	2016	2015	2014

Net Income	$11,534,559	$2,144,205	$4,237,803

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year	21,057,498	(6,930,717)	5,505,772
Reclassification Adjustment for Net Gains Realized in Income	(2,285,301)	(204,230)	(1,542,589)
Change in Fair Value of Interest Rate Swap Agreements	(2,283)	37,985	155

Comprehensive Income (Loss)	30,304,473	(4,952,757)	8,201,141
Less: Preferred Dividends	(14,103,432)	(8,267,198)	(7,556,588)

Comprehensive Income (Loss) Attributable to Common Shareholders	$16,201,041	$(13,219,955)	$644,553

See Accompanying Notes to the Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

			Preferred	Preferred
	Common Stock Issued		Stock	Stock
	Number	Amount	Series A	Series B
Balance December 31, 2013	20,769,892	$2,076,989	$91,595,000	$-0-

Common Stock Issued with the DRIP*	3,554,191	355,419	-0-	-0-
Common Stock Issued through Restricted Stock Awards	25,000	2,500	-0-	-0-
Common Stock Issued through Stock Options	23,000	2,300	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2014	24,372,083	2,437,208	91,595,000	-0-

Common Stock Issued with the DRIP*	2,657,255	265,726	-0-	-0-
Common Stock Issued through Restricted Stock Awards	35,000	3,500	-0-	-0-
Common Stock Issued through Stock Options	22,500	2,250	-0-	-0-
Preferred Stock Issued through Direct Placement, net	-0-	-0-	-0-	45,030,000
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2015	27,086,838	2,708,684	91,595,000	45,030,000

Common Stock Issued with the DRIP*	1,966,133	196,613	-0-	-0-
Common Stock Issued through Restricted Stock Awards	60,500	6,050	-0-	-0-
Common Stock Issued through Stock Options	277,500	27,750	-0-	-0-
Cancellation of Shares due to Restricted Stock Forfeitures	(2,160)	(216)	-0-	-0-
Preferred Stock Issued through Direct Placement, net	-0-	-0-	-0-	50,000,000
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-

Balance December 31, 2016	29,388,811	$2,938,881	$91,595,000	$95,030,000

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

		Accumulated	Undistributed
	Additional	Other	Income	Total
	Paid-In	Comprehensive	(Accumulated	Shareholders’
	Capital	Income (Loss)	Deficit)	Equity
Balance December 31, 2013	$96,504,643	$1,076,898	$(667,793)	$190,585,737

Common Stock Issued with the DRIP*	32,436,820	-0-	-0-	32,792,239
Common Stock Issued through Restricted Stock Awards	(2,500)	-0-	-0-	-0-
Common Stock Issued through Stock Options	165,160	-0-	-0-	167,460
Distributions	(19,604,613)	-0-	(4,237,803)	(23,842,416)
Stock Compensation Expense	922,944	-0-	-0-	922,944
Net Income	-0-	-0-	4,237,803	4,237,803
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	3,963,183	-0-	3,963,183
Interest Rate Swaps	-0-	155	-0-	155

Balance December 31, 2014	110,422,454	5,040,236	(667,793)	208,827,105

Common Stock Issued with the DRIP*	24,334,092	-0-	-0-	24,599,818
Common Stock Issued through Restricted Stock Awards	(3,500)	-0-	-0-	-0-
Common Stock Issued through Stock Options	167,825	-0-	-0-	170,075
Preferred Stock Issued through Direct Placement, net	(1,987,876)	-0-	-0-	43,042,124
Distributions	(24,159,503)	-0-	(2,144,205)	(26,303,708)
Stock Compensation Expense	855,768	-0-	-0-	855,768
Net Income	-0-	-0-	2,144,205	2,144,205
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	(7,134,947)	-0-	(7,134,947)
Interest Rate Swaps	-0-	37,985	-0-	37,985

Balance December 31, 2015	109,629,260	(2,056,726)	(667,793)	246,238,425

Common Stock Issued with the DRIP*	22,204,332	-0-	-0-	22,400,945
Common Stock Issued through Restricted Stock Awards	(6,050)	-0-	-0-	-0-
Common Stock Issued through Stock Options	2,457,310	-0-	-0-	2,485,060
Cancellation of Shares Due to Restricted Stock Forfeitures	216	-0-	-0-	-0-
Preferred Stock Issued through Direct Placement, net	(879,147)	-0-	-0-	49,120,853
Distributions	(23,047,908)	-0-	(11,534,559)	(34,582,467)
Stock Compensation Expense	1,064,678	-0-	-0-	1,064,678
Net Income	-0-	-0-	11,534,559	11,534,559
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	18,772,197	-0-	18,772,197
Interest Rate Swaps	-0-	(2,283)	-0-	(2,283)

Balance December 31, 2016	$111,422,691	$16,713,188	$(667,793)	$317,031,967

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,534,559	$2,144,205	$4,237,803
Non-cash items included in Net Income:
Depreciation	23,214,100	18,877,511	15,163,420
Amortization of Financing Costs	733,485	829,017	522,250
Stock Compensation Expense	1,064,678	855,768	922,944
Provision for Uncollectible Notes and Other Receivables	909,397	1,123,926	1,020,655
Gain on Sales of Securities, net	(2,285,301)	(204,230)	(1,542,589)
(Gain) Loss on Sales of Investment Property & Equipment	2,163	80,268	(7,313)

Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(3,113,164)	(2,004,695)	1,479,326
Notes and Other Receivables	(1,204,014)	840,066	279,590
Prepaid Expenses and Other Assets	(435,124)	(706,779)	553,730
Accounts Payable	145,747	991,997	195,580
Accrued Liabilities and Deposits	(1,878,719)	1,976,958	904,960
Tenant Security Deposits	665,605	904,200	596,105
Net Cash Provided by Operating Activities	29,353,412	25,708,212	24,326,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(4,081,798)	(78,926,525)	(15,879,551)
Purchase of Investment Property and Equipment	(58,184,812)	(51,218,338)	(41,858,627)
Proceeds from Sales of Investment Property and Equipment	1,114,503	777,394	768,641
Additions to Land Development Costs	(3,728,869)	(921,141)	(268,983)
Purchase of Securities Available for Sale	(27,518,151)	(23,019,035)	(9,707,038)
Proceeds from Sales of Securities Available for Sale	14,831,737	4,633,019	10,911,791
Net Cash Used in Investing Activities	(77,567,390)	(148,674,626)	(56,033,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	31,804,000	139,432,000	-0-
Net Proceeds (Payments) from Short Term Borrowings	406,935	(19,452,727)	28,320,234
Principal Payments of Mortgages and Loans	(25,072,315)	(37,756,234)	(4,639,539)
Financing Costs on Debt	(668,338)	(2,311,829)	(623,023)
Proceeds from Issuance of Preferred Stock, net	49,120,853	43,042,124	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	20,012,393	22,593,531	30,933,748
Proceeds from Exercise of Stock Options	2,485,060	170,075	167,460
Preferred Dividends Paid	(14,563,645)	(7,556,588)	(7,556,588)
Common Dividends Paid, net of Dividend Reinvestments	(17,630,270)	(16,740,833)	(14,427,337)
Net Cash Provided by Financing Activities	45,894,673	121,419,519	32,174,955

Net Increase (Decrease) in Cash and Cash Equivalents	(2,319,305)	(1,546,895)	467,649
Cash and Cash Equivalents at Beginning of Year	6,535,897	8,082,792	7,615,143

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,216,592	$6,535,897	$8,082,792

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 1 – ORGANIZATION

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (the “Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), also sells manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 20% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

As of December 31, 2016, the Company owns and operates 101 manufactured home communities containing approximately 18,000 developed sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Arbor Estates	Doylestown, Pennsylvania
Auburn Estates	Orrville, Ohio
Birchwood Farms	Birch Run, Michigan
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedarcrest	Vineland, New Jersey
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Sayre, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
D & R Village	Clifton Park, New York
Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio

MANUFACTURED HOME COMMUNITY	LOCATION

Fairview Manor	Millville, New Jersey
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Lakeview Meadows	Lakeview, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Maple Manor	Taylor, Pennsylvania
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Monroe Valley	Ephrata, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mountaintop	Ephrata, Pennsylvania
Oak Ridge Estates	Elkhart, Indiana
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Falls, Ohio
Oxford Village	West Grove, Pennsylvania
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Springfield Meadows	Springfield, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Falls, Ohio

MANUFACTURED HOME COMMUNITY	LOCATION

Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View Honeybrook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Wayside	Lakeview, Ohio
Weatherly Estates	Lebanon, Tennessee
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

Basis of Presentation and Principles of Consolidation

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost. Depreciation for Sites and Buildings is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 27.5 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 27.5 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Site and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statements and any gain or loss is reflected in the current year’s results of operations.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2016, the undiscounted cash flows over the expected holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

Securities Available for Sale

Investments in securities available for sale primarily consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 20% of its undepreciated assets. These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. The Company normally holds REIT securities on a long term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2016 and 2015, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) is reflected in the Company’s Comprehensive Income (loss).

The Company individually reviews and evaluates our marketable securities for impairment on a quarterly basis or when events or circumstances occur. The Company considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position. The Company has developed a general policy of evaluating whether an unrealized loss is other than temporary. On a quarterly basis, the Company makes an initial review of every individual security in its portfolio. If the security is impaired, the Company first determines our intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in market value. Next, the Company determines the length of time and the extent of the impairment. Barring other factors, including the downgrading of the security or the cessation of dividends, if the fair value of the security is below cost by less than 20% for less than 6 months and the Company has the intent and ability to hold the security, the security is deemed to be temporarily impaired. Otherwise, the Company reviews additional information to determine whether the impairment is other than temporary. The Company discusses and analyzes any relevant information known about the security, such as:

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

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. Total notes receivables at December 31, 2016 and 2015 was $18,361,298 and $18,281,392, respectively. At December 31, 2016 and 2015, the reserves for uncollectible accounts, notes and other receivables were $1,138,282 and $1,040,415, respectively. For the years ended December 31, 2016, 2015 and 2014, the provisions for uncollectible notes and other receivables were $909,397, $1,123,926 and $1,020,655, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2016, 2015 and 2014 amounted to $811,530, $1,151,976 and $1,049,577, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. The average interest rate on these loans is approximately 9.4% and the average maturity is approximately 10 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized on a straight-line basis over the term of the related obligations, which is not materially different than the effective interest method. Unamortized costs are charged to expense upon prepayment of the obligation. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with ASC 470-50-40, Modifications and Extinguishments. As of December 31, 2016 and 2015, accumulated amortization amounted to $3,085,952 and $2,455,392, respectively. The Company estimates that aggregate amortization expense will be approximately $588,000 for 2017, $482,000 for 2018, $475,000 for 2019, $439,000 for 2020 and $439,000 for 2021.

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

As of December 31, 2016, the Company has an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 12/31/16
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$10,625,352

The Company’s interest rate swap agreement is based upon 30-day LIBOR. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying mortgage. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 13 for information on the determination of fair value). The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of December 31, 2016, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of this derivative of $(3,983) and $(1,700) as of December 31, 2016 and 2015, respectively, was recorded as a component of Accumulated Other Comprehensive Income (Loss), with the corresponding liability included in Accrued Liabilities and Deposits.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured home sites. The Company also owns approximately 4,700 rental units which are rented to residents. Rental and related income is recognized on the accrual basis over the term of the lease, which is typically one year or less.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (27,808,895, 25,932,626 and 22,496,103 in 2016, 2015 and 2014, respectively). Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the years ended December 31, 2016, 2015 and 2014, employee stock options to purchase 1,760,000, 1,560,500 and 1,301,000, respectively, shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs, which is included in General and Administrative Expenses, of $1,064,678, $855,768 and $922,944 have been recognized in 2016, 2015 and 2014, respectively. During 2016, 2015 and 2014, compensation costs included a one-time charge of $312,400, $102,000, and $98,000, respectively, for restricted stock and stock option grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 6 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

Income Tax

The Company has elected to be taxed as a REIT under the applicable provisions of Sections 856 to 860 of the Internal Revenue Code.  Under such provisions, the Company will not be taxed on that portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.  The Company has and intends to continue to distribute all of its income currently, and therefore no provision has been made for income or excise taxes. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Company is also subject to certain state and local income, excise or franchise taxes. In addition, the Company has a taxable REIT Subsidiary (“TRS”) which is subject to federal and state income taxes at regular corporate tax rates (See Note 11).

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2016. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2016, the tax years 2013 through and including 2016 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether a balance is outstanding.  The Company adopted these standards effective January 1, 2016. This adoption resulted in the reclassification of deferred debt issuance costs of $3,711,591 from other assets ($3,587,294 to mortgages payable and $124,297 to loans payable) in our December 31, 2015 Consolidated Balance Sheet and reclassification of amortization of financing costs of $829,017 and $522,250 for the years ended December 31, 2015 and 2014, respectively, to interest expense in our Consolidated Statement of Income (Loss).

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

Other Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company believes that the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company believes that the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation.  The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”).  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company believes that the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)". The objective of this amendment is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this amendment, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. This amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions in 2016

On September 1, 2016, the Company acquired two manufactured home communities, Lakeview Meadows and Wayside, located in Ohio for approximately $2,954,000. These all-age communities contain a total of 165 developed homesites that are situated on approximately 71 total acres. At the date of acquisition, the average occupancy for these communities was approximately 64%.

On December 19, 2016, the Company acquired Springfield Meadows, a manufactured home community located in Springfield, Ohio, for approximately $4,323,000. This all-age community contains a total of 124 developed homesites that are situated on approximately 121 total acres. At the date of acquisition, the average occupancy for this community was approximately 82%. In conjunction with this acquisition, the Company assumed a mortgage loan with a balance of approximately $3,195,000. The interest rate on this mortgage is fixed at 4.83%. This mortgage matures on October 6, 2025.

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

On April 23, 2015, the Company acquired two manufactured home communities, Huntingdon Pointe and Voyager Estates, for $5,300,000. These all-age communities are located in western Pennsylvania and contain a total of 324 developed homesites that are situated on approximately 141 total acres. At the date of acquisition, the average occupancy for these communities was approximately 63%.

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

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the result of the acquired assets are included in the statements of income (loss) from the dates of acquisition. The allocations of the fair value of the assets acquired is subject to further adjustment as final costs and valuations are determined. The following table summarizes the estimated fair value of the assets acquired for the year ended December 31, 2016 and 2015:

	Fair Value at Acquisition Date
	2016 Acquisitions	2015 Acquisitions
Assets Acquired:
Land	$2,000,000	$6,109,300
Depreciable Property	5,277,000	74,889,775
Other	-0-	217,925
Total Assets Acquired	$7,277,000	$81,217,000

Total Income, Community Net Operating Income (“Community NOI”)* and Net Income (Loss) for communities acquired in 2016 and 2015, which are included in our Consolidated Statements of Income (Loss) for the years ended December 31, 2016 and 2015, are as follows:

	2016 Acquisitions	2015 Acquisitions
	2016	2016	2015

Total Income	$172,050	$10,044,476	$3,495,116
Community NOI *	$103,578	$5,315,690	$1,935,101
Net Income (Loss)	$3,051	$(574,201)	$(226,870)

*Community NOI is defined as rental and related income less community operating expenses.

See Note 5 for additional information relating to Loans and Mortgages Payable and Note 16 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2016	December 31, 2015

Site and Land Improvements	$99,161,090	$85,654,138
Buildings and Improvements	4,947,543	4,217,886
Rental Homes and Accessories	24,906,990	17,767,602
Equipment and Vehicles	11,239,980	10,121,520
Total Accumulated Depreciation	$140,255,603	$117,761,146

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist of common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

As of December 31, 2016 and 2015, the Company’s securities are all classified as available-for-sale. See Note 13 for Fair Value Measurements.

The following is a listing of securities available for sale at December 31, 2016:

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Ashford Hospitality Trust, Inc.	A	8.550%	10,000	$251,205	$253,800
CBL & Associates Properties, Inc.	D	7.375%	2,000	50,269	48,900
CBL & Associates Properties, Inc.	E	6.625%	62,724	1,487,145	1,440,789
Cedar Realty Trust, Inc.	B	7.250%	58,577	1,411,846	1,426,126
Chesapeake Lodging Trust	A	7.750%	20,000	500,000	507,806
Corporate Office Properties Trust	L	7.375%	26,000	650,330	656,760
Kilroy Realty Corporation	G	6.875%	34,948	844,770	885,932
LaSalle Hotel Properties	H	7.500%	40,000	982,589	1,002,000
Pennsylvania Real Estate Investment Trust	A	8.250%	68,800	1,720,885	1,739,952
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	1,000,000
Retail Properties of America, Inc.	A	7.000%	20,000	481,949	500,000
Stag Industrial, Inc.	B	6.625%	20,100	470,007	501,495
Summit Hotel Properties, Inc.	B	7.875%	20,000	500,000	514,780
Sun Communities, Inc.	A	7.125%	45,000	1,117,377	1,133,550
Terreno Realty Corporation	A	7.750%	20,300	507,791	512,575
Urstadt Biddle Properties, Inc.	F	7.125%	30,421	756,304	775,735
Urstadt Biddle Properties, Inc.	G	6.750%	5,000	125,000	128,000
Total Preferred Stock				12,857,467	13,028,200

Common Stock:
CBL & Associates Properties, Inc.			1,000,000	11,785,016	11,500,000
Cousins Properties, Inc.			105,950	820,348	901,635
Gladstone Commercial Corporation			180,000	3,199,933	3,618,000
Government Properties Income Trust			810,000	15,520,076	15,442,650
Monmouth Real Estate Investment Corporation (1)			2,237,588	19,231,411	34,100,835
Nobility Homes Inc.			20,000	158,200	315,000
Parkway Properties Inc.			33,243	628,819	739,657
Select Income Real Estate Investment Trust			740,000	17,802,516	18,648,000
Senior Housing Properties Trust			220,911	3,760,406	4,181,845
Urstadt Biddle Properties, Inc.			85,000	1,761,151	2,049,350
Vereit, Inc.			500,000	4,512,658	4,230,000
Total Common Stock				79,180,534	95,726,972

Total Securities Available for Sale				$92,038,001	$108,755,172

(1) Related entity – See Note 8.

The following is a listing of securities available for sale at December 31, 2015:

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value
Equity Securities:
Preferred Stock:
Ashford Hospitality Trust, Inc.	A	8.550%	10,000	$251,205	$252,480
CBL & Associates Properties, Inc.	D	7.375%	2,000	50,269	50,580
CBL & Associates Properties, Inc.	E	6.625%	62,724	1,487,144	1,564,963
Cedar Realty Trust, Inc.	B	7.250%	54,596	1,310,210	1,348,510
Chesapeake Lodging Trust	A	7.750%	20,000	500,000	516,600
Corporate Office Properties Trust	L	7.375%	26,000	650,330	670,280
CubeSmart	A	7.750%	2,000	52,153	52,280
Dupont Fabros Technology, Inc.	A	7.875%	26,412	657,703	668,224
Dupont Fabros Technology, Inc.	B	7.625%	10,000	250,000	252,100
Kilroy Realty Corporation	G	6.875%	34,948	844,770	902,008
LaSalle Hotel Properties	H	7.500%	40,000	982,589	1,006,000
Pennsylvania Real Estate Investment Trust	A	8.250%	68,800	1,720,885	1,775,728
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	1,008,400
Retail Properties of America, Inc.	A	7.000%	20,000	481,949	513,000
Stag Industrial, Inc.	B	6.625%	20,100	470,007	509,334
Summit Hotel Properties, Inc.	B	7.875%	20,000	500,000	515,998
Sun Communities, Inc.	A	7.125%	45,000	1,117,377	1,179,000
Terreno Realty Corporation	A	7.750%	20,300	507,791	516,840
Urstadt Biddle Properties, Inc.	F	7.125%	30,421	756,305	786,687
Urstadt Biddle Properties, Inc.	G	6.750%	5,000	125,000	130,700
Total Preferred Stock				13,715,687	14,219,712

Common Stock:
CBL & Associates Properties, Inc.			135,000	2,295,133	1,669,951
Getty Realty Corporation			135,000	2,544,483	2,315,250
Gladstone Commercial Corporation			55,000	946,184	802,450
Government Properties Income Trust			550,000	11,244,317	8,728,500
Mack-Cali Realty Corporation			135,000	3,095,616	3,152,250
Monmouth Real Estate Investment Corporation (1)			2,125,270	17,855,054	22,230,328
Nobility Homes Inc.			20,000	158,200	242,000
Parkway Properties Inc.			55,000	959,887	859,650
RMR Group, Inc.			19,712	256,256	284,050
Select Income Real Estate Investment Trust			700,000	16,909,351	13,874,000
Senior Housing Properties Trust			175,911	3,032,483	2,610,519
Urstadt Biddle Properties, Inc.			55,000	1,103,323	1,058,200
Vereit, Inc.			25,000	202,787	198,000
Weingarten Realty Investors			80,000	2,747,526	2,766,400
Total Common Stock				63,350,600	60,791,548

Total Securities Available for Sale				$77,066,287	$75,011,260

(1) Related entity – See Note 8.

As of December 31, 2016, the Company held five securities that the Company determined were temporarily impaired investments. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at December 31, 2016:

	Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Preferred Stock	$1,489,689	$(47,724)	$-0-	$-0-
Common Stock	31,172,650	(645,100)	-0-	-0-

Total	$32,662,339	$(692,824)	$-0-	$-0-

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

4	$28,432,339	$(410,166)	Less than or equal to 3%
1	4,230,000	(282,658)	6%

5	$32,662,339	$(692,824)

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. As of December 31, 2016, 2015 and 2014, the securities portfolio had net unrealized holding gains (losses) of $16,717,171, $(2,055,027) and $5,079,921, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company received proceeds of $14,831,737, $4,633,019 and $10,911,791, on sales or redemptions of securities available for sale, respectively. The Company recorded the following Gain (Loss) on Sale of Securities net:

	2016	2015	2014

Gross realized gains	$2,287,454	$208,200	$1,555,656
Gross realized losses	(2,153)	(3,970)	(13,067)

Total Realized Gain on Sales of Securities, net	$2,285,301	$204,230	$1,542,589

The Company had margin loan balances of $22,727,458 and $15,766,573 at December 31, 2016 and 2015, respectively, which were collateralized by the Company’s securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company may purchase securities on margin. The interest rates charged on the margin loans at December 31, 2016 and 2015 was 2.0%. These margin loans are due on demand. At December 31, 2016 and 2015, respectively, the margin loans amounted to $22,727,458 and $15,766,573, respectively, and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 2 times.

The Company has revolving credit agreements totaling $28,500,000 with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank and Northpoint Commercial Finance to finance inventory purchases. Interest rates on these agreements range from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months. As of December 31, 2016 and 2015, the total amount outstanding on these lines was $6,314,352 and $12,112,039, respectively, with a weighted average interest rate of 5.9% and 6.5%, respectively.

The Company has a revolving line of credit with OceanFirst Bank (“OceanFirst Line”) secured by the Company’s eligible notes receivable. The maximum availability on this line is $10.0 million. Interest is at a variable rate of prime plus 50 basis points (0.5%) and matures on June 1, 2017. As of December 31, 2016 and 2015, the amount outstanding on this revolving line of credit was $4,000,000, and the interest rate was 4.25% and 4.0%, respectively.

The Company has an agreement with 21st Mortgage to finance the Company’s purchase of rental units. These loans are at an interest rate of 6.99%, with an origination fee of 2% on new units and 3% on existing units. These loans will have a 10 year term from the date of the borrowing. The amount outstanding on this loan was $467,101 and $671,717, as of December 31, 2016 and 2015, respectively.

The Company has a $4,000,000 loan from Two River Community Bank, secured by 1,000,000 shares of Monmouth Real Estate Investment Corporation common stock. This loan is at an interest rate of 4.625%, with interest only payments through October 2017, and matures on October 30, 2019. The amount outstanding on this loan was $4,000,000 as of December 31, 2016 and 2015, respectively. The Company also has $884,528 in automotive loans with a weighted average interest rate of 3.8%.

Unsecured Lines of Credit

On March 29, 2013, the Company entered into a $35 million Unsecured Revolving Credit Facility with Bank of Montreal (“Credit Facility”). The Company has the ability to increase the borrowing capacity by an amount not to exceed $15 million, representing a maximum aggregate borrowing capacity of $50 million, subject to various conditions, as defined in the agreement. The maturity date of the Credit Facility was extended to March 29, 2017. The Company is in the process of renewing this Credit Facility. Borrowings under the Credit Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness. Borrowings will bear interest at the Company’s option of LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, based on the Company’s overall leverage. Based on leverage ratios, interest on this borrowing is at LIBOR plus 200 basis points or 2.69% as of December 31, 2016, and LIBOR plus 250 basis points or 2.79% as of December 31, 2015. The Company incurs a fee on the unused commitment amount of up to 0.35% per annum. As of December 31, 2016, the amount outstanding on the Credit Facility was $20,000,000.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows:

Year Ended December 31,
2017	$30,566,256
2018	255,164
2019	255,955
2020	4,245,631
2021	136,771
Thereafter	22,933,662

Total Loans Payable	58,393,439
Unamortized Debt Issuance Costs	(108,054)
Total Loans Payable, net of Unamortized Debt Issuance Costs	$58,285,385

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding as of December 31, 2016. Interest is payable on these mortgages at fixed rates ranging from 3.71% to 6.83% and variable rates ranging from Prime plus 1.0% to LIBOR plus 3.0%. The weighted average interest rate as of December 31, 2016 was 4.4%, compared to 4.6% as of December 31, 2015. As of December 31, 2016, the weighted average loan maturity of the Mortgage Notes Payable was 6.9 years. This compares to a weighted average loan maturity of the Mortgage Notes Payable of 7.1 years as of December 31, 2015.

The following is a summary of mortgages payable at December 31, 2016 and 2015:

	At December 31, 2016		Balance at December 31,
Property	Due Date	Interest Rate	2016	2015

Allentown	10/01/25	4.06%	$13,637,719	$13,873,376
Brookview Village	04/01/25	3.92%	2,832,889	2,884,660
Candlewick Court	09/01/25	4.10%	4,551,134	4,629,572
Catalina	08/19/25	4.20%	5,739,657	5,936,296
Cedarcrest	04/01/25	3.71%	12,268,266	12,501,441
Clinton Mobile Home Resort	10/01/25	4.06%	3,579,289	3,641,139
Cranberry Village	04/01/25	3.92%	7,769,600	7,911,589
D & R Village	03/01/25	3.85%	7,837,828	7,983,634
Fairview Manor	11/01/26	3.85%	16,299,292	9,921,261
Forest Park Village	09/01/25	4.10%	8,486,324	8,632,586
Hayden Heights	04/01/25	3.92%	2,134,846	2,173,861
Heather Highlands	08/28/18	Prime + 1.0%	354,529	678,288
Highland Estates	09/01/17	6.175%	9,035,246	9,226,700
Holiday Village	09/01/25	4.10%	8,075,696	8,214,880
Holiday Village- IN	11/01/25	3.96%	8,674,151	8,826,242
Holly Acres Estates	10/05/21	6.50%	2,228,629	2,260,360
Kinnebrook Village	04/01/25	3.92%	4,127,176	4,202,600
Lake Sherman Village	09/01/25	4.10%	5,611,924	5,708,646
Olmsted Falls	04/01/25	3.98%	2,133,656	2,172,210
Oxford Village	01/01/20	5.94%	6,963,586	7,162,128
Shady Hills	04/01/25	3.92%	5,089,892	5,182,910
Somerset Estates and Whispering Pines	02/26/19	4.89%	395,886	566,425
Springfield Meadows	10/06/25	4.83%	3,191,381	-0-
Suburban Estates	10/01/25	4.06%	5,686,136	5,784,391
Sunny Acres	10/01/25	4.06%	6,329,351	6,438,720
Southwind Village	01/01/20	5.94%	5,562,311	5,720,900
Trailmont	04/01/25	3.92%	3,393,262	3,455,273
Twin Oaks	12/01/19	5.75%	2,494,084	2,567,451
Valley Hills	06/01/26	4.32%	3,466,014	-0-
Waterfalls	06/01/26	4.38%	4,716,994	-0-
Weatherly Estates	04/01/25	3.92%	8,279,558	8,430,867
Woods Edge	01/07/26	4.30%	6,969,958	-0-
Worthington Arms	09/01/25	4.10%	9,514,851	9,678,840
Various (3 properties)	05/01/16	6.66% (1)	-0-	8,618,982
Various (4 properties)	07/01/23	4.975%	8,226,015	8,363,756
Various (5 properties)	01/01/22	4.25%	14,072,987	14,382,719
Various (5 properties)	12/06/22	4.75%	7,294,460	7,426,995
Various (5 properties)	02/01/18	6.83%	8,818,862	8,954,713
Various (11 properties)	08/01/17	LIBOR + 3.0%	10,625,352	11,416,309
Various (13 properties)	03/01/23	4.065%	50,095,192	51,106,376

Total Mortgages Payable			296,563,983	286,637,096
Unamortized Debt Issuance Costs			(3,538,391)	(3,587,294)
Total Mortgages Payable, net of
Unamortized Debt Issuance Costs			$293,025,592	$283,049,802

(1)	Represents the weighted- average interest rate of one mortgage with two notes with interest rates of 6.23% and 12.75%.

At December 31, 2016 and 2015, mortgages were collateralized by real property with a carrying value of $488,623,061 and $444,098,037, respectively, before accumulated depreciation and amortization. Interest costs amounting to $359,906, $277,944 and $280,354 were capitalized during 2016, 2015 and 2014, respectively, in connection with the Company’s expansion program.

Recent Transactions

During the year ended December 31, 2016

On January 7, 2016, the Company obtained a $7,200,000 mortgage loan on Woods Edge from OceanFirst Bank. This mortgage is at a fixed rate of 4.3% and matures on January 7, 2026. The interest rate will be reset after five years to the rate the Federal Home Loan Bank of New York charges to its members plus 2.5%.

On May 2, 2016, the Company obtained a $4,760,000 Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage through Wells Fargo Bank, N.A. (“Wells Fargo”) on Waterfalls Village with an interest rate that is fixed at 4.38%. The Company also obtained a $3,498,000 Freddie Mac mortgage through Wells Fargo on Valley Hills with an interest rate that is fixed at 4.32%. These mortgages mature on June 1, 2026, with principal repayments based on a 30-year amortization schedule. Proceeds from these mortgages were used to repay existing mortgages on three communities with an average interest rate of 6.66%.

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

On December 19, 2016, the Company assumed a mortgage loan with a balance of approximately $3,195,000, in conjunction with its acquisition of Springfield Meadows. The interest rate on this mortgage is fixed at 4.83%. This mortgage matures on October 6, 2025.

During the year ended December 31, 2015

On January 21, 2015, the Company assumed a mortgage loan of $2,300,000 in conjunction with its acquisition of Holly Acres. The interest rate on this mortgage is fixed at 6.5%. This mortgage matures on October 5, 2021.

On February 27, 2015, the Company obtained an $8,100,000 Freddie Mac mortgage through Wells Fargo on D&R Village. The interest rate on this mortgage is fixed at 3.85%. This mortgage matures on March 1, 2025, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage were used to repay the existing D&R Village and Waterfalls Village mortgage of approximately $6.8 million, which had a variable rate of LIBOR plus 2.25%.

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

The aggregate principal payments of all mortgages payable are scheduled as follows:

Year Ended December 31,
2017	$25,905,661
2018	14,701,232
2019	19,675,147
2020	5,779,756
2021	20,396,125
Thereafter	210,106,062

Total	$296,563,983

NOTE 6 – STOCK COMPENSATION PLAN

On June 13, 2013, the shareholders approved and ratified the Company’s 2013 Stock Option and Stock Award Plan (the “2013 Plan”) authorizing the grant of stock options or restricted stock awards to directors, officers and key employees of options to purchase up to 3,000,000 shares of common stock. The option price shall not be below the fair market value at date of grant. If and to the extent that an award made under the 2013 Plan is forfeited, terminated, expires or is canceled unexercised, the number of shares associated with the forfeited, terminated, expired or canceled portion of the award shall again become available for additional awards under the 2013 Plan. The 2013 Plan replaced the Company’s 2003 Stock Option Plan (the “2003 Plan”), which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired. Not more than 200,000 shares of the Company’s common stock may be granted as options in any one fiscal year to a participant under the 2013 Plan. In general, each option may be exercised only after one year of continued service with the Company. The maximum number of shares underlying restricted stock awards that may be granted in any one fiscal year to a participant is 100,000 shares.

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

Stock Options

During the year ended December 31, 2016, thirty-four employees were granted options to purchase a total of 527,000 shares. During the year ended December 31, 2015, twenty-four employees were granted options to purchase a total of 425,000 shares. During the year ended December 31, 2014, twenty-five employees were granted options to purchase a total of 339,000 shares. The fair value of these options for the years ended December 31, 2016, 2015 and 2014 was approximately $425,000, $393,000 and $332,000, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period. The remaining unamortized stock option expense was $85,997 as of December 31, 2016, which will be expensed in 2017.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the following years:

	2016	2015	2014

Dividend yield	7.32%	7.37%	7.14%
Expected volatility	26.30%	27.17%	27.12%
Risk-free interest rate	1.49%	2.12%	2.23%
Expected lives	8	8	8
Estimated forfeitures	-0-	-0-	-0-

During the year ended December 31, 2016, options to twenty employees to purchase a total of 277,500 shares were exercised. During the year ended December 31, 2015, options to five employees to purchase a total of 22,500 shares were exercised. During the year ended December 31, 2014, options to two employees to purchase a total of 23,000 shares were exercised. During the year ended December 31, 2016, options to one employee to purchase a total of 50,000 shares expired. During the year ended December 31, 2015, options to sixteen employees to purchase a total of 143,000 shares expired or were forfeited. During the year ended December 31, 2014, options to eleven employees to purchase a total of 108,000 shares expired.

A summary of the status of the Company’s stock option plans as of December 31, 2016, 2015 and 2014 and changes during the years then ended are as follows:

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,560,500	$9.92	1,301,000	$10.34	1,093,000	$10.86
Granted	527,000	9.77	425,000	9.82	339,000	9.85
Exercised	(277,500)	8.96	(22,500)	7.56	(23,000)	7.28
Forfeited	-0-	-0-	(37,000)	10.63	-0-	-0-
Expired	(50,000)	11.97	(106,000)	14.84	(108,000)	14.52
Outstanding at end of year	1,760,000	9.97	1,560,500	9.92	1,301,000	10.34
Options exercisable at end of year	1,233,000		1,135,500		962,000
Weighted average fair value of options granted during the year		$0.81		$0.93		$0.98

The following is a summary of stock options outstanding as of December 31, 2016:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

06/22/09	5	18,500		7.57	06/22/17
01/08/10	1	10,900		9.13	01/08/18
01/08/10	1	14,100		8.30	01/08/18
07/27/10	6	52,000		11.40	07/27/18
07/05/11	7	58,000		11.16	07/05/19
08/29/12	10	70,000		11.29	08/29/20
02/28/13	1	10,000		10.02	02/28/21
06/26/13	18	343,000		10.08	06/26/21
06/11/14	19	276,000		9.85	06/11/22
06/24/15	19	380,500		9.82	06/24/23
04/05/16	34	527,000	*	9.77	04/05/24

		1,760,000

* Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2016, 2015 and 2014 was $8,939,488, $669,098 and $395,243, respectively, of which $6,156,928, $541,598 and $395,243 relate to options exercisable. The intrinsic value of options exercised in 2016, 2015 and 2014 was $1,018,730, $62,230 and $57,250 respectively, determined as of the date of option exercise. The weighted average remaining contractual term of the above options was 5.6, 5.4 and 4.3 years as of December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, amounts charged to stock compensation expense relating to stock option grants, which is included in General and Administrative Expenses, totaled $463,864, $365,560 and $437,063, respectively.

Restricted Stock

On April 5, 2016, the Company awarded 40,500 shares of restricted stock to two participants. On September 14, 2016, the Company awarded 20,000 shares of restricted stock to one participant. On February 5, 2015, the Company awarded 25,000 shares of restricted stock to one participant. On September 16, 2015, the Company awarded 10,000 shares to ten participants. During 2014, the Company awarded 25,000 shares of restricted stock to one participant. The grant date fair value of restricted stock grants awarded to participants was $627,085, $334,450 and $232,750 for the years ended December 31, 2016, 2015 and 2014, respectively. These grants vest in equal installments over five years. As of December 31, 2016, there remained a total of $685,925 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.3 years. For the years ended December 31, 2016, 2015 and 2014, amounts charged to stock compensation expense related to restricted stock grants, which is included in General and Administrative Expenses, totaled $600,814, $490,208 and $485,881, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2016, 2015 and 2014, and changes during the year ended December 31, 2016, 2015 and 2014 are presented below:

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	121,242	$9.83	137,346	$10.37	152,292	$10.77
Granted	60,500	10.37	35,000	9.56	25,000	9.31
Dividend Reinvested Shares	8,430	10.82	10,736	9.09	12,194	9.22
Forfeited	(2,160)	9.83	-0-	-0-	-0-	-0-
Vested	(54,697)	10.07	(61,840)	9.63	(52,140)	10.77
Non-vested at end of year	133,315	$10.04	121,242	$9.83	137,346	$10.37

As of December 31, 2016, there were 1,235,500 shares available for grant as stock options or restricted stock under the 2013 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2016, 2015 and 2014, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $245,057, $167,971 and $226,953 in 2016, 2015 and 2014, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are six Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (“MREIC”). The Company holds common stock of MREIC in its securities portfolio. As of December 31, 2016, the Company owns a total of 2,237,588 shares of MREIC common stock, representing 3.2% of the total shares outstanding at December 31, 2016 (See Note 4). The Company shares 1 officer (Chairman of the Board) with MREIC.

Employment Agreements and Compensation

The Company has three year employment agreements with Mr. Eugene W. Landy, Mr. Samuel A. Landy and Ms. Anna T. Chew.  The agreements provide for base compensation aggregating approximating $1 million. In addition, the agreements call for incentive bonuses, and an extension of services and severance payments upon certain future events, such as a change in control.

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

Amounts received in connection with the DRIP for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014

Amounts Received	$22,400,945	$24,599,818	$32,792,239
Less: Dividends Reinvested	(2,388,552)	(2,006,287)	(1,858,491)
Amounts Received, net	$20,012,393	$22,593,531	$30,933,748

Number of Shares Issued	1,966,133	2,657,255	3,554,191

Preferred Stock

As of December 31, 2016, the Company had a total of 3,663,800 shares of Series A Preferred Stock outstanding representing an aggregate liquidation preference of $91,595,000.

The annual dividend of the Series A Preferred Stock is $2.0625 per share, or 8.25%, of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15.

The Series A Preferred Stock, par value $0.10, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Effective May 26, 2016, at any time and, from time to time, the Series A Preferred Stock can be redeemed in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

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

On October 20, 2015, the Company issued and sold 1,801,200 shares of its 8.0% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) in a registered direct placement at a sale price of $25.00 per share. The Company received net proceeds from the offering of approximately $43 million, after deducting offering related expenses. Dividends on the Series B Preferred Stock are cumulative from October 20, 2015 at an annual rate of $2.00 per share and will be payable quarterly in arrears at March 15, June 15, September 15, and December 15. The first quarterly dividend payment date for the Series B Preferred Stock was payable March 15, 2016 and was for the dividend period from October 20, 2015 to February 29, 2016. A portion of the dividend to be paid on March 15, 2016, covering the period October 20, 2015 to December 31, 2015, amounting to $710,610 is included in the computation of net loss attributable to common shareholders in the accompanying consolidated financial statements.

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

On April 5, 2016, the Company issued an additional 2,000,000 shares of its Series B Preferred stock in a registered direct placement at a sale price of $25.50 per share, including accrued dividends. The Company received net proceeds from the offering after expenses of approximately $49.1 million and used the net proceeds for general corporate purposes, which included purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties and repayment of indebtedness on a short-term basis.

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

Issuer Purchases of Equity Securities

On January 19, 2017, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Repurchase Program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the Repurchase Program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. There have been no purchases under the Repurchase Program to date.

NOTE 10 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$4,879,009	$0.18	$4,481,730	$0.18	$3,853,595	$0.18
June 30	4,903,286	0.18	4,633,318	0.18	3,991,110	0.18
September 30	5,031,818	0.18	4,767,312	0.18	4,125,060	0.18
December 31	5,204,709	0.18	4,864,760	0.18	4,316,063	0.18

	$20,018,822	$0.72	$18,747,120	$0.72	$16,285,828	$0.72

These amounts do not include the discount on shares purchased through the Company’s DRIP.

On January 19, 2017, the Company declared a cash dividend of $0.18 per share to be paid on March 15, 2017 to common shareholders of record as of the close of business on February 15, 2017.

Preferred Stock

The following dividends were paid to holders of our Series A Preferred Stock during the year ended December 31, 2016, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2016	2/16/2016	3/15/2016	$1,889,147	$0.515625
4/4/2016	5/16/2016	6/15/2016	1,889,147	0.515625
7/1/2016	8/15/2016	9/15/2016	1,889,147	0.515625
10/3/2016	11/17/2016	12/15/2016	1,889,147	0.515625

			$7,556,588	$2.0625

1/15/2015	2/17/2015	3/16/2015	$1,889,147	$0.515625
4/1/2015	5/15/2015	6/16/2015	1,889,147	0.515625
7/1/2015	8/15/2015	9/15/2015	1,889,147	0.515625
10/1/2015	11/17/2015	12/15/2015	1,889,147	0.515625

			$7,556,588	$2.0625

1/15/2014	2/18/2014	3/17/2014	$1,889,147	$0.515625
4/1/2014	5/15/2014	6/16/2014	1,889,147	0.515625
7/1/2014	8/15/2014	9/15/2014	1,889,147	0.515625
10/1/2014	11/17/2014	12/15/2014	1,889,147	0.515625

			$7,556,588	$2.0625

On January 19, 2017, the Board of Directors declared a quarterly dividend of $0.515625 per share for the period from December 1, 2016 through February 28, 2017, on the Company’s 8.25% Series A Cumulative Redeemable Preferred Stock payable March 15, 2017 to preferred shareholders of record as of the close of business on February 15, 2017. Series A preferred share dividends are cumulative and payable quarterly at an annual rate of $2.0625 per share.

The following dividends were paid to holders of our Series B Preferred Stock during the year ended December 31, 2016:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2016	2/16/2016	3/15/2016	$1,305,257	$0.72466
4/4/2016	5/16/2016	6/15/2016	1,900,600	0.50
7/1/2016	8/15/2016	9/15/2016	1,900,600	0.50
10/3/2016	11/17/2016	12/15/2016	1,900,600	0.50

			$7,007,057	$2.22466

On January 19, 2017, the Board of Directors declared a quarterly dividend of $0.50 per share for the period from December 1, 2016 through February 28, 2017, on the Company’s 8.0% Series B Cumulative Redeemable Preferred Stock payable March 15, 2017 to preferred shareholders of record as of the close of business on February 15, 2017. Series B preferred share dividends are cumulative and payable quarterly at an annual rate of $2.00 per share.

NOTE 11 – FEDERAL INCOME TAXES

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$0.09549	13.26%	$0.00000	0.00%	$0.01114	1.55%
Capital gains	0.01425	1.98%	0.00000	0.00%	0.00265	0.37%
Return of capital	0.61026	84.76%	0.72000	100.00%	0.70621	98.08%
	$0.72	100%	$0.72	100%	$0.72	100%

For the year ended December 31, 2016, total distributions paid by the Company for its Series A Preferred Stock, amounted to $7,556,588 or $2.0625 per share (for income tax purposes, $1.79472 characterized as ordinary income and $0.26778 characterized as capital gains). For the year ended December 31, 2015, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share (for income tax purposes, $1.36264 characterized as ordinary income, $0.03439 characterized as capital gains and $0.66547 characterized as a return of capital). For the year ended December 31, 2014, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share (for income tax purposes, $1.66551 characterized as ordinary income and $0.39699 characterized as capital gains).

For the year ended December 31, 2016, total distributions paid by the Company for its Series B preferred stock, amounted to $7,007,057 or $2.22466 per share (for income tax purposes, $1.93582 characterized as ordinary income and $0.28884 characterized as capital gains).

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2016, 2015 and 2014, S&F had operating losses for financial reporting purposes of $2,307,104, $3,550,961 and $3,946,571, respectively. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2016, 2015 and 2014, S&F recorded $5,000, $15,000 and $15,000, respectively, in federal, state and franchise taxes.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

Included in the Company’s Community Operating Expenses for the year ended December 31, 2015 is $125,000 for the settlement of the Memphis Mobile City lawsuit. The Company is in the process of completing a new manufactured home community at this location, which is expected to open in the first quarter of 2017. Once fully developed, the community will contain a total of 134 developed homesites.

In November 2013, the Company entered into an agreement with 21st Mortgage under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of December 31, 2016, the total loan balance was approximately $5 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2016, the total loan balance was approximately $4 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

The Company entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. The Company does not receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If the loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad and subsequently purchased by the Company. Included in Notes and Other Receivables is approximately $3,495,000 of loans that the Company purchased under the COP Program during the year ended December 31, 2016.

NOTE 13 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2016 and 2015:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016:
Equity Securities - Preferred Stock	$13,028,200	$13,028,200	$-0-	$-0-
Equity Securities - Common Stock	95,726,972	95,726,972	-0-	-0-
Interest Rate Swap (1)	(3,983)	-0-	(3,983)	-0-
Total	$108,751,189	$108,755,172	$(3,983)	$-0-

December 31, 2015:
Equity Securities - Preferred Stock	$14,219,712	$14,219,712	$-0-	$-0-
Equity Securities - Common Stock	60,791,548	60,791,548	-0-	-0-
Interest Rate Swap (1)	(1,700)	-0-	(1,700)	-0-
Total	$75,009,560	$75,011,260	$(1,700)	$-0-

(1)	Included in accrued liabilities and deposits

In addition to the Company’s investment in Securities Available for Sale at Fair Value, the Company is required to disclose certain information about fair values of its other financial instruments, as defined in ASC 825-10, Financial Instruments. Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. All of the Company’s securities available for sale have quoted market prices. However, for a portion of the Company’s other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. As of December 31, 2016, the fair and carrying value of fixed rate mortgages payable amounted to $282,369,063 and $285,584,102, respectively. As of December 31, 2015, the fair and carrying value of fixed rate mortgages payable amounted to $276,657,074 and $274,542,499, respectively. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities (See Note 1). Those fair value measurements fall within level 3 of the fair value hierarchy.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2016, 2015 and 2014 was $15,406,689, $12,497,858 and $10,832,747, respectively.

During the years ended December 31, 2016 and 2015, the Company assumed mortgages totaling approximately $3.2 million and $2.3 million for the acquisition of communities.

During the years ended December 31, 2016, 2015 and 2014, land development costs of $170,925, $60,857 and $100,372, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2016, 2015 and 2014, the Company had dividend reinvestments of $2,388,552, $2,006,287 and $1,858,491, respectively which required no cash transfers.

NOTE 15 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On January 18, 2017, the Company drew down the remaining $15,000,000 on our Credit Facility in anticipation of community acquisitions.

On January 20, 2017, the Company acquired two manufactured home communities, Hillcrest Estates and Marysville Estates, located in Ohio for approximately $9,588,000. These all-age communities contain a total of 532 developed homesites that are situated on approximately 149 total acres. At the date of acquisition, the average occupancy for these communities was approximately 57%.

On January 20, 2017, the Company acquired two manufactured home communities located in Osolo, Indiana for approximately $24,437,000. This acquisition consists of Boardwalk, an age restricted community containing 195 homesites and Parke Place, an all-age community containing 364 homesites. These communities are situated on approximately 155 total acres. At the date of acquisition, the average occupancy for these communities was approximately 77%. In conjunction with this acquisition, the Company obtained a $14,250,000 Freddie Mac mortgage with Wells Fargo. The mortgage has an interest rate of 4.56% and a 10-year term with a 30-year amortization.

On January 24, 2017, the Company acquired Hillcrest Crossing, a manufactured home community located in Lower Burrell, Pennsylvania for approximately $2,485,000. This all-age community contains a total of 200 developed homesites that are situated on approximately 78 total acres. At the date of acquisition, the average occupancy for these communities was approximately 40%.

NOTE 16 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the 2016 and 2015 acquisitions that have closed. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during 2016 and 2015 assuming that the acquisitions had occurred as of January 1, 2015, after giving effect to certain adjustments including (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	For the years ended December 31,
	2016	2015

Rental and Related Income	$100,038,000	$88,769,000
Community Operating Expenses	42,818,000	40,166,000
Net Loss Attributable to Common Shareholders	(2,440,000)	(6,371,000)
Net Loss Attributable to Common Shareholders per Share:
Basic and Diluted	(0.09)	(0.25)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2016	March 31	June 30	September 30	December 31

Total Income	$23,504,374	$25,210,707	$25,355,051	$25,143,697
Total Expenses	19,876,382	21,176,977	21,567,389	20,634,766
Other Income (Expense)	(1,743,611)	(937,242)	(587,077)	(1,153,663)
Net Income	1,906,469	3,051,462	3,200,013	3,376,615
Net Loss Attributable to Common Shareholders	(883,278)	(682,729)	(589,734)	(413,132)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	(0.03)	(0.03)	(0.02)	(0.01)

2015	March 31	June 30	September 30	December 31

Total Income	$18,344,086	$19,553,443	$21,694,999	$21,924,143
Total Expenses	16,369,803	17,484,822	18,965,700	19,256,221
Other Income (Expense)	(1,260,479)	(1,790,710)	(1,684,881)	(2,479,582)
Net Income	718,517	203,982	1,047,245	174,461
Net Loss Attributable to Common Shareholders	(1,170,630)	(1,685,165)	(841,902)	(2,425,296)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	(0.05)	(0.06)	(0.03)	(0.10)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Allentown	Memphis, TN	$13,637,719		$250,000	$2,569,101	$9,843,420
Arbor Estates	Doylestown, PA		(3)	2,650,000	8,266,000	969,266
Auburn Estates	Orrville, OH		(4)	114,000	1,174,000	355,280
Birchwood Farms	Birch Run, MI		(3)	70,000	2,797,000	1,686,954
Broadmore Estates	Goshen, IN	50,095,192	(3)	1,120,000	11,136,000	6,206,691
Brookside Village	Berwick, PA		(1)	372,000	4,776,000	1,221,426
Brookview Village	Greenfield Ctr, NY	2,832,889		37,500	232,547	4,369,792
Candlewick Court	Owosso, MI	4,551,134		159,200	7,087,221	1,188,057
Carsons	Chambersburg, PA		(2)	176,000	2,411,000	935,152
Catalina	Middletown, OH	5,739,657		1,008,000	11,734,640	1,993,004
Cedarcrest	Vineland, NJ	12,268,266		320,000	1,866,323	2,628,346
Chambersburg I & II	Chambersburg, PA	10,625,352	(2)	108,000	2,397,000	373,954
Chelsea	Sayre, PA		(2)	124,000	2,049,000	758,722
City View	Lewistown, PA	-0-		137,000	613,000	1,241,302
Clinton	Tiffin, OH	3,579,289		142,000	3,301,800	199,155
Collingwood	Horseheads, NY		(2)	196,000	2,317,500	1,202,057
Colonial Heights	Wintersville, OH		(3)	67,000	2,383,000	3,772,898
Countryside Estates	Muncie, IN	-0-		174,000	1,926,000	2,635,057
Countryside Estates	Ravenna, OH	8,818,862	(5)	205,000	2,895,997	2,616,020
Countryside Village	Columbia, TN	-0-		394,000	6,916,500	7,961,498
Cranberry Village	Cranberry Twp, PA	7,769,600		181,930	1,922,931	3,501,615
Crestview	Sayre, PA		(2)	188,000	2,258,000	1,148,016
Cross Keys Village	Duncansville, PA	-0-		60,774	378,093	3,178,652
Dallas Mobile Home	Toronto, OH	-0-		275,600	2,728,503	916,762
Deer Meadows	New Springfield, OH		(5)	226,000	2,299,275	1,081,149
D&R Village	Clifton Park, NY	7,837,828		391,724	704,021	3,202,804
Evergreen Estates	Lodi, OH		(5)	99,000	1,121,300	330,820
Evergreen Manor	Bedford, OH		(5)	49,000	2,372,258	526,753
Evergreen Village	Mantua, OH		(5)	105,000	1,277,001	692,114
Fairview Manor	Millville, NJ	16,299,292		216,000	1,166,517	9,483,856
Forest Creek	Elkhart, IN		(3)	440,000	7,004,000	1,685,875
Forest Park Village	Cranberry Twp, PA	8,486,324		75,000	977,225	6,914,108
Frieden Manor	Schuylkill Haven, PA		(2)	643,000	5,293,500	1,713,786
Green Acres	Chambersburg, PA		(2)	63,000	584,000	105,105
Gregory Courts	Honey Brook, PA		(3)	370,000	1,220,000	346,398
Hayden Heights	Dublin, OH	2,134,846		248,100	2,147,700	519,943
Heather Highlands	Inkerman, PA		(3)	510,000	7,084,000	1,884,592
Highland	Elkhart, IN	354,529		572,500	2,151,569	8,228,321
Highland Estates	Kutztown, PA	9,035,246		145,000	1,695,041	11,631,628
Hillside Estates	Greensburg, PA		(6)	483,600	2,678,525	1,437,008
Holiday Village	Nashville, TN	8,075,696		1,632,000	5,618,000	6,519,687
Holiday Village	Elkhart, IN	8,674,151		490,600	13,808,269	1,599,404
Holly Acres Estates	Erie, PA	2,228,629		194,000	3,591,000	247,768
Hudson Estates	Peninsula, OH	-0-		141,000	3,515,878	3,250,757
Huntingdon Pointe	Tarrs, PA	-0-		399,000	865,450	442,514
Independence Park	Clinton, PA	8,226,015	(6)	686,400	2,783,633	1,834,765
Kinnebrook	Monticello, NY	4,127,176		235,600	1,402,572	10,328,190
Lake Sherman	Navarre, OH	5,611,924		290,000	1,457,673	8,936,710
Lakeview Meadows	Lakeview, OH	-0-		574,000	1,103,600	59,348
Laurel Woods	Cresson, PA	-0-		432,700	2,070,426	3,141,475
Little Chippewa	Orrville, OH		(4)	113,000	1,135,000	854,599
Maple Manor	Taylor, PA	14,072,989	(1)	674,000	9,432,800	3,971,321

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Meadowood	New Middletown, OH	$	(3)	$152,000	$3,191,000	$2,027,873
Meadows	Nappanee, IN	-0-		548,600	6,720,900	1,278,258
Melrose Village	Wooster, OH	7,294,460	(4)	767,000	5,429,000	3,652,118
Melrose West	Wooster, OH		(4)	94,000	1,040,000	48,618
Memphis Blues	Memphis, TN	-0-		78,435	810,477	1,612,983
Monroe Valley	Ephrata, PA		(2)	114,000	994,000	428,713
Moosic Heights	Avoca, PA		(1)	330,000	3,794,100	1,437,446
Mountaintop	Ephrata, PA		(2)	134,000	1,665,000	479,395
Oak Ridge Estates	Elkhart, IN		(3)	500,000	7,524,000	1,560,097
Oakwood Lake	Tunkhannock, PA		(1)	379,000	1,639,000	740,354
Olmsted Falls	Olmsted Falls, OH	2,133,656		569,000	3,031,000	969,391
Oxford Village	West Grove, PA	6,963,586		175,000	990,515	1,988,629
Pine Ridge/Manor	Carlisle, PA	-0-		37,540	198,321	7,770,336
Pine Valley Estates	Apollo, PA	-0-		670,000	1,336,600	4,894,957
Pleasant View Estates	Bloomsburg, PA		(1)	282,000	2,174,800	986,050
Port Royal Village	Belle Vernon, PA	-0-		150,000	2,491,796	11,533,104
River Valley Estates	Marion, OH	-0-		236,000	785,293	5,994,421
Rolling Hills Estates	Carlisle, PA	-0-		301,000	1,419,013	1,416,113
Rostraver Estates	Belle Vernon, PA		(6)	813,600	2,203,506	1,227,696
Sandy Valley Estates	Magnolia, OH	-0-		270,000	1,941,430	6,844,079
Shady Hills	Nashville, TN	5,089,892		337,000	3,379,000	3,443,837
Somerset/Whispering	Somerset, PA	395,886		1,485,000	2,050,400	6,644,002
Southern Terrace	Columbiana, OH		(3)	63,000	3,387,000	383,118
Southwind Village	Jackson, NJ	5,562,310		100,095	602,820	2,528,575
Spreading Oaks	Athens, OH	-0-		67,000	1,326,800	2,759,056
Springfield Meadows	Springfield, OH	3,191,381		1,230,000	3,092,706	-0-
Suburban Estates	Greensburg, PA	5,686,136		299,000	5,837,272	2,431,158
Summit Estates	Ravenna, OH	-0-		198,000	2,779,260	1,609,677
Sunny Acres	Somerset, PA	6,329,350		287,000	6,113,528	958,253
Sunnyside	Eagleville, PA		(3)	450,000	2,674,000	201,512
Trailmont	Goodlettsville, TN	3,393,262		411,000	1,867,000	3,431,368
Twin Oaks I & II	Olmsted Twp, OH	2,494,084		823,000	3,527,000	1,387,658
Twin Pines	Goshen, IN		(3)	650,000	6,307,000	2,470,027
Valley High	Ruffs Dale, PA		(6)	284,000	2,266,750	841,848
Valley Hills	Ravenna, OH	3,466,014		996,000	6,542,178	4,822,424
Valley Stream	Mountaintop, PA	-0-		323,000	3,190,550	556,089
Valley View-I	Ephrata, PA		(2)	191,000	4,359,000	958,252
Valley View-II	Ephrata, PA		(2)	72,000	1,746,000	2,508
Valley View-HB	Honey Brook, PA		(3)	1,380,000	5,348,000	1,249,830
Voyager Estates	West Newton, PA	-0-		742,000	3,142,725	1,390,989
Waterfalls Village	Hamburg, NY	4,716,994		424,000	3,812,000	3,390,639
Wayside	Lakeview, OH	-0-		196,000	1,080,050	14,093
Weatherly Estates	Lebanon, TN	8,279,558		1,184,000	4,034,480	4,497,402
Woodland Manor	West Monroe, NY	-0-		77,000	841,000	2,393,082
Woodlawn Village	Eatontown, NJ	-0-		157,421	280,749	1,383,879
Woods Edge	West Lafayette, IN	6,969,958		1,808,100	13,321,318	849,953
Wood Valley	Caledonia, OH	-0-		260,000	1,753,206	3,897,202
Worthington Arms	Lewis Center, OH	9,514,851		436,800	12,705,530	836,527
Youngstown Estates	Youngstown, NY		(4)	269,000	1,606,000	598,191
		$296,563,983		$40,830,819	$331,050,462	$264,695,674

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/15
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Allentown	Memphis, TN	$480,000	$12,182,521	$12,662,521	$5,187,063
Arbor Estates	Doylestown, PA	2,650,000	9,235,266	11,885,266	1,197,142
Auburn Estates	Orrville, OH	114,000	1,529,280	1,643,280	163,398
Birchwood Farms	Birch Run, MI	70,000	4,483,954	4,553,954	629,232
Broadmore Estates	Goshen, IN	1,120,000	17,342,691	18,462,691	2,186,065
Brookside Village	Berwick, PA	372,000	5,997,426	6,369,426	1,160,539
Brookview Village	Greenfield Ctr, NY	122,865	4,516,974	4,639,839	2,209,561
Candlewick Court	Owosso, MI	159,200	8,275,278	8,434,478	441,471
Carsons	Chambersburg, PA	176,000	3,346,152	3,522,152	461,349
Catalina	Middletown, OH	1,008,000	13,727,644	14,735,644	728,492
Cedarcrest	Vineland, NJ	408,206	4,406,463	4,814,669	2,730,868
Chambersburg I & II	Chambersburg, PA	108,000	2,770,954	2,878,954	424,733
Chelsea	Sayre, PA	124,000	2,807,722	2,931,722	384,891
City View	Lewistown, PA	137,000	1,854,302	1,991,302	246,952
Clinton	Tiffin, OH	142,000	3,500,955	3,642,955	659,270
Collingwood	Horseheads, NY	196,000	3,519,557	3,715,557	481,544
Colonial Heights	Wintersville, OH	67,000	6,155,898	6,222,898	772,241
Countryside Estates	Muncie, IN	174,000	4,561,057	4,735,057	582,843
Countryside Estates	Ravenna, OH	205,000	5,512,017	5,717,017	434,912
Countryside Village	Columbia, TN	609,000	14,662,998	15,271,998	2,326,197
Cranberry Village	Cranberry Twp, PA	181,930	5,424,546	5,606,476	2,733,960
Crestview	Sayre, PA	361,500	3,232,516	3,594,016	425,472
Cross Keys Village	Duncansville, PA	60,774	3,556,745	3,617,519	1,199,569
Dallas Mobile Home	Toronto, OH	275,600	3,645,265	3,920,865	296,191
Deer Meadows	New Springfield, OH	226,000	3,380,424	3,606,424	291,027
D&R Village	Clifton Park, NY	391,724	3,906,825	4,298,549	1,955,811
Evergreen Estates	Lodi, OH	119,000	1,432,120	1,551,120	129,557
Evergreen Manor	Bedford, OH	49,000	2,899,011	2,948,011	257,836
Evergreen Village	Mantua, OH	105,000	1,969,115	2,074,115	174,552
Fairview Manor	Millville, NJ	2,534,892	8,331,481	10,866,373	4,775,026
Forest Creek	Elkhart, IN	440,000	8,689,875	9,129,875	1,343,487
Forest Park Village	Cranberry Twp, PA	75,000	7,891,333	7,966,333	2,890,114
Frieden Manor	Schuylkill Haven, PA	643,000	7,007,286	7,650,286	1,032,959
Green Acres	Chambersburg, PA	63,000	689,105	752,105	99,847
Gregory Courts	Honey Brook, PA	370,000	1,566,398	1,936,398	192,436
Hayden Heights	Dublin, OH	248,100	2,667,643	2,915,743	225,356
Heather Highlands	Inkerman, PA	510,000	8,968,592	9,478,592	1,296,725
Highland	Elkhart, IN	572,500	10,379,890	10,952,390	4,592,021
Highland Estates	Kutztown, PA	404,239	13,067,430	13,471,669	6,261,207
Hillside Estates	Greensburg, PA	483,600	4,115,533	4,599,133	318,242
Holiday Village	Nashville, TN	1,632,000	12,137,687	13,769,687	1,302,883
Holiday Village	Elkhart, IN	490,600	15,407,673	15,898,273	694,801
Holly Acres Estates	Erie, PA	194,000	3,838,768	4,032,768	271,745
Hudson Estates	Peninsula, OH	141,000	6,766,635	6,907,635	519,837
Huntingdon Pointe	Tarrs, PA	399,000	1,307,964	1,706,964	66,588
Independence Park	Clinton, PA	686,400	4,618,398	5,304,798	323,859
Kinnebrook	Monticello, NY	352,972	11,613,390	11,966,362	4,536,547
Lake Sherman	Navarre, OH	290,000	10,394,383	10,684,383	3,538,456
Lakeview Meadows	Lakeview, OH	574,000	1,162,948	1,736,948	15,339
Laurel Woods	Cresson, PA	432,700	5,211,901	5,644,601	1,847,290
Little Chippewa	Orrville, OH	113,000	1,989,599	2,102,599	181,674
Maple Manor	Taylor, PA	674,000	13,404,121	14,078,121	2,470,919

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/16
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Meadowood	New Middletown, OH	$152,000	$5,218,873	$5,370,873	$749,139
Meadows	Nappanee, IN	548,600	7,999,158	8,547,758	387,480
Melrose Village	Wooster, OH	767,000	9,081,118	9,848,118	836,307
Melrose West	Wooster, OH	94,000	1,088,618	1,182,618	119,131
Memphis Blues	Memphis, TN	335,935	2,165,960	2,501,895	1,212,347
Monroe Valley	Ephrata, PA	114,000	1,422,713	1,536,713	204,572
Moosic Heights	Avoca, PA	330,000	5,231,546	5,561,546	967,745
Mountaintop	Ephrata, PA	134,000	2,144,395	2,278,395	320,795
Oak Ridge Estates	Elkhart, IN	500,000	9,084,097	9,584,097	1,424,232
Oakwood Lake	Tunkhannock, PA	379,000	2,379,354	2,758,354	440,784
Olmsted Falls	Olmsted Falls, OH	569,000	4,000,391	4,569,391	558,463
Oxford Village	West Grove, PA	155,000	2,999,144	3,154,144	1,974,506
Pine Ridge/Manor	Carlisle, PA	145,473	7,860,724	8,006,197	2,715,002
Pine Valley Estates	Apollo, PA	732,089	6,169,468	6,901,557	2,373,531
Pleasant View Estates	Bloomsburg, PA	282,000	3,160,850	3,442,850	587,530
Port Royal Village	Belle Vernon, PA	505,000	13,669,900	14,174,900	6,019,395
River Valley Estates	Marion, OH	236,000	6,779,714	7,015,714	3,205,477
Rolling Hills Estates	Carlisle, PA	301,000	2,835,126	3,136,126	400,518
Rostraver Estates	Belle Vernon, PA	813,600	3,431,202	4,244,802	285,378
Sandy Valley Estates	Magnolia, OH	270,000	8,785,509	9,055,509	4,356,449
Shady Hills	Nashville, TN	337,000	6,822,837	7,159,837	1,061,745
Somerset/Whispering	Somerset, PA	1,488,600	8,690,802	10,179,402	2,819,604
Southern Terrace	Columbiana, OH	63,000	3,770,118	3,833,118	568,089
Southwind Village	Jackson, NJ	100,095	3,131,395	3,231,490	1,919,130
Spreading Oaks	Athens, OH	67,000	4,085,856	4,152,856	1,543,619
Springfield Meadows	Springfield, OH	1,230,000	3,092,706	4,322,706	9,599
Suburban Estates	Greensburg, PA	299,000	8,268,430	8,567,430	1,532,384
Summit Estates	Ravenna, OH	198,000	4,388,937	4,586,937	362,907
Sunny Acres	Somerset, PA	287,000	7,071,781	7,358,781	1,564,458
Sunnyside	Eagleville, PA	450,000	2,875,512	3,325,512	381,052
Trailmont	Goodlettsville, TN	411,000	5,298,368	5,709,368	786,338
Twin Oaks I & II	Olmsted Twp, OH	998,000	4,739,658	5,737,658	693,329
Twin Pines	Goshen, IN	650,000	8,777,027	9,427,027	1,160,152
Valley High	Ruffs Dale, PA	284,000	3,108,598	3,392,598	252,991
Valley Hills	Ravenna, OH	996,000	11,364,602	12,360,602	966,118
Valley Stream	Mountaintop, PA	323,000	3,746,639	4,069,639	219,935
Valley View-I	Ephrata, PA	191,000	5,317,252	5,508,252	808,807
Valley View-II	Ephrata, PA	72,000	1,748,508	1,820,508	281,190
Valley View-HB	Honey Brook, PA	1,380,000	6,597,830	7,977,830	891,195
Voyager Estates	West Newton, PA	742,000	4,533,714	5,275,714	264,698
Waterfalls Village	Hamburg, NY	424,000	7,202,639	7,626,639	3,390,559
Wayside	Lakeview, OH	196,000	1,094,143	1,290,143	16,411
Weatherly Estates	Lebanon, TN	1,184,000	8,531,882	9,715,882	2,697,726
Woodland Manor	West Monroe, NY	77,000	3,234,082	3,311,082	885,408
Woodlawn Village	Eatontown, NJ	135,421	1,686,628	1,822,049	733,269
Woods Edge	West Lafayette, IN	1,808,100	14,171,271	15,979,371	684,613
Wood Valley	Caledonia, OH	260,000	5,650,408	5,910,408	2,582,955
Worthington Arms	Lewis Center, OH	436,800	13,542,057	13,978,857	691,591
Youngstown Estates	Youngstown, NY	269,000	2,204,191	2,473,191	201,752

		$45,257,515	$591,319,440	$636,576,955	$128,780,501

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Arbor Estates	Doylestown, PA	1959	2013	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside Village	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview Village	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedarcrest	Vineland, NJ	1973	1986	5 to 27.5
Chambersburg I & II	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	5 to 27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry Village	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Sayre, PA	1964	2012	5 to 27.5
Cross Keys Village	Duncansville, PA	1961	1979	5 to 27.5
Dallas Mobile Home	Toronto, OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield, OH	1973	2014	5 to 27.5
D&R Village	Clifton Park, NY	1972	1978	5 to 27.5
Evergreen Estates	Lodi, OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park Village	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	5 to 27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin, OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1969	2013	5 to 27.5
Highland	Elkhart, IN	1970	1992	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillside Estates	Greensburg, PA	1980	2014	5 to 27.5
Holiday Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres Estates	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5
Independence Park	Clinton, PA	1987	2014	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Lakeview Meadows	Lakeview, OH	1995	2016	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	5 to 27.5
Memphis Blues	Memphis, TN	1955	1985	5 to 27.5
Monroe Valley	Ephrata, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mountaintop	Ephrata, PA	1972	2012	5 to 27.5
Oak Ridge Estates	Elkhart, IN	1990	2013	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Falls, OH	1953/1970	2012	5 to 27.5
Oxford Village	West Grove, PA	1971	1974	5 to 27.5
Pine Ridge/Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley Estates	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View Estates	Bloomsburg, PA	1960’s	2010	5 to 27.5
Port Royal Village	Belle Vernon, PA	1973	1983	5 to 27.5
River Valley Estates	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Vernon, PA	1970	2014	5 to 27.5
Sandy Valley Estates	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	5 to 27.5
Southern Terrace	Columbiana, OH	1983	2012	5 to 27.5
Southwind Village	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5
Springfield Meadows	Springfield, OH	1970	2016	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks I & II	Olmsted Twp, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5
Valley High	Ruffs Dale, PA	1974	2014	5 to 27.5
Valley Hills	Ravenna, OH	1960-1970	2014	5 to 27.5
Valley Stream	Mountaintop, PA	1970	2015	5 to 27.5
Valley View-I	Ephrata, PA	1961	2012	5 to 27.5
Valley View-II	Ephrata, PA	1999	2012	5 to 27.5
Valley View-HB	Honey Brook, PA	1970	2013	5 to 27.5
Voyager Estates	West Newton, PA	1968	2015	5 to 27.5
Waterfalls Village	Hamburg, NY	prior to 1980	1997	5 to 27.5
Wayside	Lakeview, OH	1960’s	2016	5 to 27.5
Weatherly Estates	Lebanon, TN	1997	2006	5 to 27.5
Woodland Manor	West Monroe, NY	prior to 1980	2003	5 to 27.5
Woodlawn Village	Eatontown, NJ	1964	1978	5 to 27.5
Woods Edge	West Lafayette, IN	1974	2015	5 to 27.5
Wood Valley	Caledonia, OH	prior to 1980	1996	5 to 27.5
Worthington Arms	Lewis Center, OH	1968	2015	5 to 27.5
Youngstown Estates	Youngstown, NY	1963	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(1)	Represents one mortgage note payable secured by five properties.

(2)	Represents one mortgage note payable secured by eleven properties.

(3)	Represents one mortgage note payable secured by thirteen properties.

(4)	Represents one mortgage note payable secured by five properties.

(5)	Represents one mortgage note payable secured by five properties.

(6)	Represents one mortgage note payable secured by four properties.

(7)	Reconciliation

	/————FIXED ASSETS————/
	12/31/16	12/31/15	12/31/14

Balance – Beginning of Year	$574,283,574	$444,908,976	$362,707,205

Additions:
Acquisitions	7,276,356	82,276,902	42,422,064
Improvements	56,417,927	48,263,233	40,659,958
Total Additions	63,694,283	130,540,135	83,082,022

Deletions	(1,400,902)	(1,165,537)	(880,251)

Balance – End of Year	$636,576,955	$574,283,574	$444,908,976

	/——ACCUMULATED DEPRECIATION——/
	12/31/16	12/31/15	12/31/14

Balance – Beginning of Year	$107,453,972	$90,277,082	$76,328,213

Additions:
Depreciation	21,625,264	17,481,811	14,306,274
Total Additions	21,625,264	17,481,811	14,306,274

Deletions	(298,735)	(304,921)	(357,405)

Balance – End of Year	$128,780,501	$107,453,972	$90,277,082

(8)	The aggregate cost for Federal tax purposes approximates historical cost.

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

Dated:   March 8, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Eugene W. Landy	Chairman of the Board	March 8, 2017
EUGENE W. LANDY

/s/ Samuel A. Landy	President, Chief Executive Officer and Director	March 8, 2017
SAMUEL A. LANDY

/s/ Anna T. Chew	Vice President,	March 8, 2017
ANNA T. CHEW	Chief Financial and Accounting Officer, Treasurer and Director

/s/ Jeffrey A. Carus	Director	March 8, 2017
JEFFREY A. CARUS

/s/ Matthew Hirsch	Director	March 8, 2017
MATTHEW HIRSCH

/s/ Michael P. Landy	Director	March 8, 2017
MICHAEL P. LANDY

/s/ Stuart Levy	Director	March 8, 2017
STUART LEVY

/s/ James E. Mitchell	Director	March 8, 2017
JAMES E. MITCHELL

/s/ Kenneth A. Quigley	Director	March 8, 2017
KENNETH A. QUIGLEY

/s/ Stephen B. Wolgin	Director	March 8, 2017
STEPHEN B. WOLGIN