Form 10-Q
period 2017-03-31
UMH PROPERTIES, INC.
filed 2017-05-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if smaller reporting company)	Smaller reporting company	[ ]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of May 1, 2017
Common Stock, $.10 par value per share	31,279,328

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)
- ASSETS -
Investment Property and Equipment
Land	$56,637,314	$47,476,314
Site and Land Improvements	422,449,262	398,776,390
Buildings and Improvements	22,096,273	21,101,836
Rental Homes and Accessories	183,274,363	172,862,227
Total Investment Property	684,457,212	640,216,767
Equipment and Vehicles	15,384,858	14,986,196
Total Investment Property and Equipment	699,842,070	655,202,963
Accumulated Depreciation	(146,586,036)	(140,255,603)
Net Investment Property and Equipment	553,256,034	514,947,360

Other Assets
Cash and Cash Equivalents	8,306,625	4,216,592
Securities Available for Sale at Fair Value	107,516,027	108,755,172
Inventory of Manufactured Homes	17,980,376	17,424,574
Notes and Other Receivables, net	23,427,080	20,323,191
Prepaid Expenses and Other Assets	4,323,840	4,497,937
Land Development Costs	10,972,381	10,279,992
Total Other Assets	172,526,329	165,497,458

TOTAL ASSETS	$725,782,363	$680,444,818

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$305,450,960	$293,025,592

Other Liabilities:
Accounts Payable	3,764,119	2,962,037
Loans Payable, net of unamortized debt issuance costs	81,924,402	58,285,385
Accrued Liabilities and Deposits	5,028,640	4,820,142
Tenant Security Deposits	4,686,288	4,319,695
Total Other Liabilities	95,403,449	70,387,259
Total Liabilities	400,854,409	363,412,851

Commitments and Contingencies

Shareholders’ Equity:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 3,663,800 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	91,595,000	91,595,000
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	95,030,000	95,030,000
Common Stock - $0.10 par value per share; 75,000,000 shares authorized; 30,678,712 and 29,388,811 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3,067,871	2,938,881
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized; no shares issued or outstanding as of March 31, 2017 and December 31, 2016, respectively	-0-	-0-
Additional Paid-In Capital	121,227,162	111,422,691
Accumulated Other Comprehensive Income (Loss)	14,675,714	16,713,188
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	324,927,954	317,031,967

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$725,782,363	$680,444,818

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2017 AND 2016

	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016
INCOME:
Rental and Related Income	$24,530,355	$21,786,180
Sales of Manufactured Homes	1,918,194	1,718,194
Total Income	26,448,549	23,504,374

EXPENSES:
Community Operating Expenses	11,480,359	10,555,938
Cost of Sales of Manufactured Homes	1,503,209	1,313,928
Selling Expenses	759,379	783,752
General and Administrative Expenses	2,202,302	1,696,922
Depreciation Expense	6,540,238	5,525,842
Total Expenses	22,485,487	19,876,382

OTHER INCOME (EXPENSE):
Interest Income	473,359	408,876
Dividend Income	1,851,240	1,455,535
Gain on Sales of Securities, net	31,891	232,005
Other Income	48,104	93,450
Interest Expense	(4,057,730)	(3,933,477)
Total Other Income (Expense)	(1,653,136)	(1,743,611)

Income before Gain (Loss) on Sales of Investment Property and Equipment	2,309,926	1,884,381
Gain (Loss) on Sales of Investment Property and Equipment	(24,380)	22,088
Net Income	2,285,546	1,906,469
Less: Preferred Dividends	(3,789,747)	(2,789,747)
Net Loss Attributable to Common Shareholders	$(1,504,201)	$(883,278)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2017 AND 2016

	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016
Basic and Diluted Income (Loss) Per Share:

Net Income	$0.08	$0.07
Less: Preferred Dividends	(0.13)	(0.10)
Net Loss Attributable to Common Shareholders	$(0.05)	$(0.03)

Weighted Average Common Shares Outstanding:

Basic and Diluted	29,954,773	27,117,889

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2017 AND 2016

	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016
Net Income	$2,285,546	$1,906,469

Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) Arising During the Period	(2,015,524)	8,756,809
Reclassification Adjustment for Net Gains Realized in Income	(31,891)	(232,005)
Change in Fair Value of Interest Rate Swap Agreements	9,941	(35,145)

Comprehensive Income	248,072	10,396,128
Less: Preferred Dividends	(3,789,747)	(2,789,747)

Comprehensive Income (Loss) Attributable to Common Shareholders	$(3,541,675)	$7,606,381

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2017 AND 2016

	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,285,546	$1,906,469
Non-Cash items included in Net Income:
Depreciation	6,540,238	5,525,842
Amortization of Financing Costs	174,787	186,087
Stock Compensation Expense	169,377	157,745
Provision for Uncollectible Notes and Other Receivables	218,530	222,737
Gain on Sales of Securities, net	(31,891)	(232,005)
(Gain) Loss on Sales of Investment Property and Equipment	24,380	(22,088)
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(555,802)	(1,082,086)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	(46,954)	622,710
Prepaid Expenses and Other Assets	174,097	(315,919)
Accounts Payable	802,082	720,879
Accrued Liabilities and Deposits	218,439	(260,441)
Tenant Security Deposits	366,593	229,220
Net Cash Provided by Operating Activities	10,339,422	7,659,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(36,824,379)	-0-
Purchase of Investment Property and Equipment	(11,846,814)	(10,478,716)
Proceeds from Sales of Investment Property and Equipment	522,436	316,668
Additions to Land Development Costs	(692,389)	(747,675)
Purchase of Securities Available for Sale	(2,145,267)	(8,116,664)
Proceeds from Sales of Securities Available for Sale	1,368,888	488,261
Net Cash Used in Investing Activities	(49,617,525)	(18,538,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	14,250,000	7,200,000
Net Proceeds on Short Term Borrowings	23,601,802	14,118,911
Principal Payments of Mortgages	(1,852,336)	(1,696,752)
Financing Costs on Debt	(109,868)	(124,464)
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	13,772,576	225,458
Proceeds from Exercise of Stock Options	2,231,032	71,725
Preferred Dividends Paid	(3,789,747)	(3,194,404)
Common Dividends Paid, net of Dividend Reinvestments	(4,735,323)	(4,342,677)
Net Cash Provided by Financing Activities	43,368,136	12,257,797

Net Increase in Cash and Cash Equivalents	4,090,033	1,378,821
Cash and Cash Equivalents at Beginning of Period	4,216,592	6,535,897
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,306,625	$7,914,718

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates one hundred six manufactured home communities containing approximately 19,300 developed home sites as of March 31, 2017. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 20% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017, the Company has an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 3/31/17
Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$10,420,552

The Company’s interest rate swap agreement is based upon 30-day LIBOR. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying mortgage. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 8 for information on the determination of fair value). The effective portion of the gain or loss on this hedge is reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of March 31, 2017 and December 31, 2016, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of these derivatives of $5,958 and $(3,983), respectively, was recorded as a component of Accumulated Other Comprehensive Income (Loss), with the corresponding asset (liability) included in Notes and Other Receivables (Accrued Liabilities and Deposits).

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2017 should be accounted for as acquisitions of assets. As such, transaction costs of approximately $300,000 have been capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. The Company adopted this standard effective January 1, 2017, and it did not have a material impact on our financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). The Company adopted this standard effective January 1, 2017, and it did not have a material impact on our financial position, results of operations or cash flows.

Other Recent Accounting Pronouncements

On February 22, 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. The objective of this amendment is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this amendment, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. This amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not yet selected which transition method it will apply upon adoption. Our primary source of revenue is generated through leasing arrangements, which is specifically excluded from ASU 2014-09. We continue to evaluate and are in the process of quantifying the impact, if any, the adoption of ASU 2014-09 will have on our non-lease revenue streams, including sales of manufactured homes, interest income, dividend income and other income. While our evaluations are ongoing, we do not expect material changes to our accounting policies for these revenue streams.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the three months ended March 31, 2017 and 2016, employee stock options to purchase 1,581,000 and 1,501,000 shares of common stock, respectively, were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

On January 20, 2017, the Company acquired two manufactured home communities, Hillcrest Estates and Marysville Estates, located in Ohio, for approximately $9,588,000. These all-age communities contain a total of 532 developed homesites that are situated on approximately 149 total acres. At the date of acquisition, the average occupancy for these communities was approximately 57%.

On January 20, 2017, the Company also acquired two manufactured home communities located in Indiana for approximately $24,437,000. This acquisition consists of Boardwalk, an age restricted community containing 195 homesites, and Parke Place, an all-age community containing 364 homesites. These communities are situated on approximately 155 total acres. At the date of acquisition, the average occupancy for these communities was approximately 77%. In conjunction with this acquisition, the Company obtained a 10-year, $14,250,000 mortgage with an interest rate of 4.56% and a 30-year amortization (See Note 5).

On January 24, 2017, the Company acquired Hillcrest Crossing, a manufactured home community located in Pennsylvania, for approximately $2,485,000. This all-age community contains a total of 200 developed homesites that are situated on approximately 78 total acres. At the date of acquisition, the occupancy for this community was approximately 40%.

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the results of the acquired assets are included in the statements of income (loss) from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired, including transaction costs of approximately $300,000, for the three months ended March 31, 2017:

At Acquisition Date
Assets Acquired:
Land	$9,161,000
Depreciable Property	24,387,914
Notes Receivable and Other	3,275,465
Total Assets Acquired	$36,824,379

The allocations of the fair value of the assets acquired are subject to further adjustment as final costs and valuations are determined.

See Note 12 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $107,516,027 as of March 31, 2017. The Company generally limits its investment in marketable securities to no more than approximately 20% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three months ended March 31, 2017, the Company sold securities with a cost basis of $1,336,997 and recognized a Gain on Sale of $31,891. The Company also made purchases of $2,145,267 in Securities Available for Sale. Of this amount, the Company made total purchases of 26,920 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $357,233 or weighted average cost of $13.27 per share. The Company owned a total of 2,264,508 MREIC common shares as of March 31, 2017 at a total cost of $19,588,644 and a fair value of $32,314,529.

As of March 31, 2017, the Company had total net unrealized gains of $14,669,756 in its REIT securities portfolio. The Company held four securities that had unrealized losses as of March 31, 2017. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

The following is a summary of the securities that the Company has determined to be temporarily impaired as of March 31, 2017:

	Less Than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Preferred Stock	$1,511,958	$(25,455)	$-0-	$-0-
Common Stock	12,241,600	(2,199,027)	-0-	-0-
Total	$13,753,558	$(2,224,482)	$-0-	$-0-

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss
3	$3,259,558	$(39,006)	0-5%
1	10,494,000	(2,185,476)	17%
4	$13,753,558	$(2,224,482)

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On March 28, 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The new unsecured revolving credit facility (the “Facility”) is syndicated with BMO Capital Markets (“BMO”), as sole lead arranger and sole book runner, and Bank of Montreal as administrative agent. The Facility provides for an increase from $35 million in available borrowings to $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. The maturity date of the Facility is March 27, 2020, with a one year extension option. Borrowings will bear interest at the Company’s option of LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, based on the Company’s overall leverage. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 2% or at BMO’s prime lending rate plus 1%. As of March 31, 2017, the amount outstanding under the Facility was $35 million and the interest rate was 2.88%.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $70,839 and $108,054 at March 31, 2017 and December 31, 2016, respectively. The weighted average interest rate was 3.1% at both March 31, 2017 and December 31, 2016. At March 31, 2017, $28,652,679 was outstanding on the margin loan at a 2.0% interest rate.

Mortgages Payable

On January 20, 2017, the Company obtained a $14,250,000 Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage through Wells Fargo Bank, N.A. (“Wells Fargo”) on Boardwalk and Parke Place. This mortgage is at a fixed rate of 4.56% and matures on February 1, 2027. Principal repayments are based on a 30-year amortization schedule.

The following is a summary of our mortgages payable as of March 31, 2017 and December 31, 2016:

	3/31/2017		12/31/2016
	Amount	Rate	Amount	Rate
Fixed rate mortgages	$298,269,668	4.4%	$285,584,102	4.4%
Variable rate mortgages (1)	10,691,979	3.9%	10,979,881	3.9%
Total mortgages before unamortized debt issuance costs	308,961,647	4.4%	296,563,983	4.3%
Unamortized debt issuance costs	(3,510,687)		(3,538,391)
Mortgages, net of unamortized debt issuance costs	$305,450,960	4.4%	$293,025,592	4.4%

(1)       Includes a variable rate mortgage with a balance of $10,420,552 and $10,625,352 as of March 31, 2017 and December 31, 2016, respectively, which has been effectively fixed at an interest rate of 3.89% with an interest rate swap agreement.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On March 15, 2017, the Company paid total cash dividends of $5,416,827 or $0.18 per share to common shareholders of record as of the close of business on February 15, 2017, of which $681,504 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On April 3, 2017, the Company declared a dividend of $0.18 per share to be paid June 15, 2017 to common shareholders of record as of the close of business on May 15, 2017.

During the three months ended March 31, 2017, the Company received, including dividends reinvested of $681,504, a total of $14,454,080 from its DRIP. There were 1,060,901 new shares issued under the DRIP during this period.

8.25% Series A Cumulative Redeemable Preferred Stock

On March 15, 2017, the Company paid $1,889,147 in dividends or $0.515625 per share for the period from December 1, 2016 through February 28, 2017 to holders of record as of the close of business on February 15, 2017 of our 8.25% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series A Preferred”). Dividends on our Series A Preferred shares are cumulative and payable quarterly at an annual rate of $2.0625 per share.

On April 3, 2017, the Company declared a dividend of $0.515625 per share for the period from March 1, 2017 through May 31, 2017 to be paid on June 15, 2017 to Series A Preferred shareholders of record as of the close of business on May 15, 2017.

8.0% Series B Cumulative Redeemable Preferred Stock

On March 15, 2017, the Company paid $1,900,600 in dividends or $0.50 per share for the period from December 1, 2016 through February 28, 2017 to holders of record as of the close of business on February 15, 2017 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred”). Dividends on our Series B Preferred shares are cumulative and payable quarterly at an annual rate of $2.00 per share.

On April 3, 2017, the Company declared a dividend of $0.50 per share for the period from March 1, 2017 through May 31, 2017 to be paid on June 15, 2017 to Series B Preferred shareholders of record as of the close of business on May 15, 2017.

NOTE 7 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $169,377 and $157,745 have been recognized for the three months ended March 31, 2017 and 2016, respectively.

On January 19, 2017, the Company granted options to purchase 60,000 shares of common stock to two participants in the Company’s 2013 Stock Option and Stock Award Plan. The fair value on the grant date of these options amounted to $93,000. These grants vest over one year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2017:

3/31/2017
Dividend yield	6.32%
Expected volatility	26.30%
Risk-free interest rate	2.47%
Expected lives	10
Estimated forfeitures	-0-

The weighted-average fair value of options granted during the three months ended March 31, 2017 was $1.55 per share.

As of March 31, 2017, there were options outstanding to purchase 1,581,000 shares. There were 1,185,500 shares available for grant under the 2013 Stock Option and Stock Award Plan. During the three months ended March 31, 2017, thirteen participants exercised options to purchase a total of 229,000 shares of common stock at a weighted-average exercise price of $9.74 per share for total proceeds of $2,231,032. During the three months ended March 31, 2017, options to one participant to purchase a total of 10,000 shares were forfeited. The aggregate intrinsic value of options outstanding as of March 31, 2017 was $7,972,230 and the aggregate intrinsic value of options exercised during the three months ended March 31, 2017 was $1,165,144.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial assets and liabilities was determined using the following inputs at March 31, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2017:
Securities Available for Sale - Preferred stock	$11,781,540	$11,781,540	$-0-	$-0-
Securities Available for Sale - Common stock	95,734,487	95,734,487	-0-	-0-
Interest Rate Swap (1)	5,958	-0-	5,958	-0-
Total	$107,521,985	$107,516,027	$5,958	$-0-

As of December 31, 2016:
Securities Available for Sale - Preferred stock	$13,028,200	$13,028,200	$-0-	$-0-
Securities Available for Sale - Common stock	95,726,972	95,726,972	-0-	-0-
Interest Rate Swap (2)	(3,983)	-0-	(3,983)	-0-
Total	$108,751,189	$108,755,172	$(3,983)	$-0-

(1)	Included in notes and other receivables.
(2)	Included in accrued liabilities and deposits.

In addition to the Company’s investments in securities available for sale and interest rate swaps, the Company is required to disclose certain information about the fair values of its other financial instruments, as defined in ASC 825-10, Financial Instruments. Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. All of the Company’s Securities Available for Sale have quoted market prices and traded in active markets and are therefore classified in Level 1 of the fair value hierarchy. A quoted market price is indirectly available for our interest rate swap. This price is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows, and reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs. As such, we have determined that the valuation of this interest rate swap is classified in Level 2 of the fair value hierarchy.

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2017, the fair value of Fixed Rate Mortgages Payable amounted to $295,208,914 and the carrying value of Fixed Rate Mortgages Payable amounted to $298,269,668. The fair value of fixed rate Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of March 31, 2017, the total loan balance under this agreement was approximately $5 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of March 31, 2017, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $4 million.

The Company entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. The Company does not receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If the loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad and subsequently purchased by the Company. Included in Notes and Other Receivables is approximately $4,465,000 of loans that the Company purchased under the COP Program as of March 31, 2017.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2017 and 2016 was $3,929,454 and $4,754,955, respectively. Interest cost capitalized to Land Development was $113,630 and $81,759 for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017 and 2016, the Company had Dividend Reinvestments of $681,504 and $536,373, respectively, which required no cash transfers.

NOTE 11– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On April 4, 2017, the Company awarded a total of 45,000 shares of restricted stock to Samuel A. Landy and Anna T. Chew, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $676,800. These grants vest ratably over 5 years.

On April 4, 2017, the Company granted options to purchase 516,000 shares of common stock to thirty-four participants in the Company’s 2013 Stock Option and Stock Award Plan. The grant date fair value of these options amounted to $949,440. These grants vest over one year. Compensation costs for grants issued to a participant who is of retirement age is recognized at the time of the grant.

NOTE 12 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2016 and through March 31, 2017. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	3/31/17	3/31/16
Rental and Related Income	$24,701,000	$23,029,000
Community Operating Expenses	11,558,000	11,150,000
Net Loss Attributable to Common Shareholders	(1,509,000)	(933,000)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	$(0.05)	$(0.03)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

The Company is a self-administered, self-managed Real Estate Investment Trust (“REIT”) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on an annual or month-to-month basis to residential manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to qualified residents and prospective residents of our communities.

As of March 31, 2017, the Company owned and operated 106 manufactured home communities containing approximately 19,300 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana and Michigan.

The Company earns income from the leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of home sales, and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. The Company also invests in securities of other REITs which the Company generally limits to no more than approximately 20% of its undepreciated assets.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 243 rental homes during the first three months of 2017, including approximately 100 rental homes acquired with our recent community acquisitions. This brings the total number of rental homes to approximately 4,900 rental homes, or 25.6% of total sites. Occupied rental homes represent approximately 29.7% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 93.7% as of March 31, 2017. We anticipate adding approximately 800 rental homes in 2017, as the market dictates.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. Community Net Operating Income (“NOI”) increased 16% for the three months ended March 31, 2017 from the prior year period. Same property occupancy, which includes communities owned and operated as of January 1, 2016, increased by 180 basis points to 81.9% over the prior year period and same property NOI increased 12.6% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

During the three months ended March 31, 2017, the Company acquired four all-age communities and one age restricted community containing a total of 1,291 homesites on 382 acres for an aggregate purchase price of approximately $36,510,000. The following is a summary of the communities acquired as of March 31, 2017:

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition
Marysville and Hillcrest	January 20, 2017	OH	532	$9,588,000	149	57%

Boardwalk and Parke Place	January 20, 2017	IN	559	24,437,000	155	77%

Hillcrest Crossing	January 24, 2017	PA	200	2,485,000	78	40%
Total as of March 31, 2017			1,291	$36,510,000	382	63%

See PART I, Item 1 – Business in the Company’s 2016 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Supplemental Measures

In addition to the results reported in accordance with GAAP, management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies, and include Community NOI, Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”) and Normalized Funds from Operations (“Normalized FFO”). A discussion of FFO, Core FFO and Normalized FFO, and a reconciliation to net income is included in the presentation of FFO included in Item 2 of this Form 10-Q.

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

The Company’s Community NOI for the three months ended March 31, 2017 and 2016 is calculated as follows:

	Three Months Ended
	3/31/17	3/31/16
Rental and Related Income	$24,530,355	$21,786,180
Less: Community Operating Expenses	(11,480,359)	(10,555,938)
Community NOI	$13,049,996	$11,230,242

Changes In Results Of Operations

Rental and Related Income increased 13% from $21,786,180 for the three months ended March 31, 2016 to $24,530,355 for the three months ended March 31, 2017. These increases were primarily due to the acquisitions made during 2016 and 2017, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 180 basis points from 80.1% as of March 31, 2016 to 81.9% at quarter-end. Occupied rental homes increased 24% from approximately 3,700 homes at March 31, 2016 to 4,600 homes at March 31, 2017.

Community Operating Expenses increased 9% from $10,555,938 for the three months ended March 31, 2016 to $11,480,359 for the three months ended March 31, 2017. These increases were primarily due to the acquisitions made during 2016 and 2017.

Community NOI increased 16% from $11,230,242 for the three months ended March 31, 2016 to $13,049,996 for the three months ended March 31, 2017. These increases were primarily due to the acquisitions during 2016 and 2017 and increases in rental rates, occupancy and rental homes. The Company has also been reducing its Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income). Our Operating Expense Ratio improved from 48.5% for the three months ended March 31, 2016 to 46.8% for the three months ended March 31, 2017. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 12% from $1,718,194, or 41 homes, for the three months ended March 31, 2016 to $1,918,194, or 43 homes, for the three months ended March 31, 2017. Cost of sales of manufactured homes amounted to $1,503,209 and $1,313,928 for the three months ended March 31, 2017 and 2016, respectively. The gross profit percentage was 22% and 24% for the three months ended March 31, 2017 and 2016, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $759,379 and $783,752 for the three months ended March 31, 2017 and 2016, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $446,312 or 23% of total sales and $517,375 or 30% of total sales for the three months ended March 31, 2017 and 2016, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed. The Company continues to be confident about increasing future sales and rental prospects given the fundamental need for affordable housing in its markets.

The U.S. homeownership rate was 63.7% in the first quarter of 2017, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market is gradually strengthening. However, our sales continue to be negatively impacted as a result of the inability of our customers to sell their current homes, limited wage growth, stringent licensing laws and government regulations. The real estate sector and consumer spending are contributing to economic growth, which will benefit our industry. As single family residential pricing edges higher, the inherent affordability of our homes becomes more apparent. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing.

General and Administrative Expenses increased 30% from $1,696,922 for the three months ended March 31, 2016 to $2,202,302 for the three months ended March 31, 2017. This increase was primarily due to an increase in personnel and personnel costs. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) remains in line at 7.6% in 2017 and 6.7% in 2016.

Depreciation Expense increased 18% from $5,525,842 for the three months ended March 31, 2016 to $6,540,238 for the three months ended March 31, 2017. These increases were primarily due to the acquisitions and the increase in rental homes during 2016 and 2017.

Interest Income increased 16% from $408,876 for the three months ended March 31, 2016 to $473,359 for the three months ended March 31, 2017. This increase was primarily due to an increase in the average balance of notes receivable. The average balance at March 31, 2017 and 2016 was approximately $20.1 million and $18.1 million, respectively.

Dividend Income increased 27% from $1,455,535 for the three months ended March 31, 2016 to $1,851,240 for the three months ended March 31, 2017. This increase was primarily due to the increase in the average balance of Securities Available for Sale from $83.2 million at March 31, 2016 to $108.1 million for the three months ended March 31, 2017. The dividends received from our securities investments were at a weighted average yield of approximately 7.0% and 7.3% at March 31, 2017 and 2016, respectively, and continue to meet our expectations. It is the Company’s intent to hold these securities long-term.

The Company recognized a Gain on Sale of Securities of $31,891 and $232,005 for the three months ended March 31, 2017 and 2016, respectively. In addition, the Company’s unrealized holding gains on its investment in securities decreased from an unrealized gain of $16,717,171 as of December 31, 2016 to an unrealized gain of $14,669,756 as of March 31, 2017, resulting in a decrease in value of the securities portfolio for the three months of $2,047,415.

Interest Expense, including Amortization of Financing Costs, increased 3% from $3,933,477 for the three months ended March 31, 2016 to $4,057,730 for the three months ended March 31, 2017. This increase was primarily due to an increase in the average balance of mortgages and loans payable due to the new community acquisitions in 2016 and 2017, as well as additional community financings/re-financings in 2016. The average balance of mortgages payable for the three months ended March 31, 2017 and 2016 was approximately $299.2 million and $285.8 million, respectively. The weighted average interest rate was 4.4% and 4.5% at March 31, 2017 and 2016, respectively.

Changes in Financial Condition

Total Investment Property and Equipment increased 7% or $44,639,107 during the three months ended March 31, 2017. The Company purchased five communities and added 243 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio increased 220 basis points and was 93.7% at March 31, 2017 as compared to 91.5% at December 31, 2016.

Securities Available for Sale decreased 1% or $1,239,145 during the three months ended March 31, 2017. This decrease was due to sales with a cost basis of $1,336,997, a net decrease in the unrealized gain of $2,047,415, offset by purchases of $2,145,267.

Mortgages Payable increased 4% or $12,425,368 during the three months ended March 31, 2017. This increase was due to the new mortgage for the acquisition of Boardwalk and Parke Place of $14.3 million, partially offset by principal repayments of approximately $1.9 million.

Loans Payable increased 41% or $23,639,017 during the three months ended March 31, 2017. This increase was mainly due to the drawdown of $15 million on our unsecured line of credit, an increase of $6 million on our margin loan and an increase of $3 million on our revolving credit facilities for the purchase of inventory and other loans payable. The proceeds from these loans were used for community acquisitions.

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

The Company raised $14,454,080 from the issuance of common stock in the DRIP during the three months ended March 31, 2017, which included Dividend Reinvestments of $681,504. Dividends paid on the common stock for the three months ended March 31, 2017 were $5,416,827, of which $681,504 were reinvested. Dividends paid on the Series A Preferred shares and the Series B Preferred shares for the three months ended March 31, 2017 totaled $3,789,747.

Net Cash provided by Operating Activities amounted to $10,339,422 and $7,659,150 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had Cash and Cash Equivalents of $8.3 million, Securities Available for Sale of $107.5 million, encumbered by $28.7 million in margin loans, $6.0 million available on its revolving line of credit for the financing of home sales and approximately $19.6 million available on its revolving credit facilities for the financing of inventory purchases.

The Company also entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The Facility provides for an increase from $35 million in available borrowings to $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. As of March 31, 2017, the amount outstanding under the Facility was $35 million.

The Company owns 106 communities, of which 28 are unencumbered. As of March 31, 2017, the Company had two mortgages with a total balance of approximately $19.4 million due later this year. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings and registered direct placements of its preferred stock.

As of March 31, 2017, the Company had total assets of $725,782,363 and total liabilities of $400,854,409. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of March 31, 2017 was approximately 36% and the Company’s net debt, less securities to total market capitalization as of March 31, 2017 was approximately 26%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three months ended March 31, 2017 and 2016 are calculated as follows:

	Three Months Ended
	3/31/17	3/31/16
Net Loss Attributable to Common Shareholders	$(1,504,201)	$(883,278)
Depreciation Expense	6,540,238	5,525,842
(Gain) Loss on Sales of Depreciable Assets	24,380	(22,088)
FFO and Core FFO Attributable to Common Shareholders	5,060,417	4,620,476

Adjustments:
Gain on Sales of Securities, net	(31,891)	(232,005)
Normalized FFO Attributable to Common Shareholders	$5,028,526	$4,388,471

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	3/31/17	3/31/16
Operating Activitiess	$10,339,422	$7,659,150
Investing Activities	(49,617,525)	(18,538,126)
Financing Activities	43,368,136	12,257,797

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: May 9, 2017	By:	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2017	By:	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

