Form 10-Q
period 2017-06-30
UMH PROPERTIES, INC.
filed 2017-08-03
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of July 31, 2017
Common Stock, $.10 par value per share	33,895,045

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)
- ASSETS -

Investment Property and Equipment
Land	$58,527,464	$47,476,314
Site and Land Improvements	429,630,057	398,776,390
Buildings and Improvements	22,289,352	21,101,836
Rental Homes and Accessories	194,304,294	172,862,227
Total Investment Property	704,751,167	640,216,767
Equipment and Vehicles	15,774,490	14,986,196
Total Investment Property and Equipment	720,525,657	655,202,963
Accumulated Depreciation	(153,087,967)	(140,255,603)
Net Investment Property and Equipment	567,437,690	514,947,360

Other Assets
Cash and Cash Equivalents	8,166,402	4,216,592
Securities Available for Sale at Fair Value	109,079,105	108,755,172
Inventory of Manufactured Homes	20,932,899	17,424,574
Notes and Other Receivables, net	23,950,403	20,323,191
Prepaid Expenses and Other Assets	4,756,794	4,497,937
Land Development Costs	11,898,144	10,279,992
Total Other Assets	178,783,747	165,497,458

TOTAL ASSETS	$746,221,437	$680,444,818

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$311,303,776	$293,025,592

Other Liabilities:
Accounts Payable	4,601,407	2,962,037
Loans Payable, net of unamortized debt issuance costs	64,177,873	58,285,385
Accrued Liabilities and Deposits	4,332,532	4,820,142
Tenant Security Deposits	4,814,216	4,319,695
Total Other Liabilities	77,926,028	70,387,259
Total Liabilities	389,229,804	363,412,851

Commitments and Contingencies

Shareholders’ Equity:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 3,663,800 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	91,595,000	91,595,000
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	95,030,000	95,030,000
Common Stock - $0.10 par value per share; 85,000,000 and 75,000,000 shares authorized, 33,444,336 and 29,388,811 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3,344,434	2,938,881
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized; no shares issued or outstanding as of June 30, 2017 and December 31, 2016, respectively	-0-	-0-
Additional Paid-In Capital	156,874,954	111,422,691
Accumulated Other Comprehensive Income	10,815,038	16,713,188
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	356,991,633	317,031,967

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$746,221,437	$680,444,818

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2017 AND 2016

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
INCOME:
Rental and Related Income	$25,293,961	$22,423,876	$49,824,316	$44,210,056
Sales of Manufactured Homes	3,523,887	2,786,831	5,442,081	4,505,025
Total Income	28,817,848	25,210,707	55,266,397	48,715,081

EXPENSES:
Community Operating Expenses	11,871,578	10,718,738	23,351,937	21,274,676
Cost of Sales of Manufactured Homes	2,746,689	2,161,344	4,249,898	3,475,272
Selling Expenses	865,462	674,717	1,624,841	1,458,469
General and Administrative Expenses	2,634,309	1,943,011	4,836,611	3,639,933
Depreciation Expense	6,740,205	5,679,167	13,280,443	11,205,009
Total Expenses	24,858,243	21,176,977	47,343,730	41,053,359

OTHER INCOME (EXPENSE):
Interest Income	495,778	397,083	969,137	805,959
Dividend Income	1,795,600	1,623,844	3,646,840	3,079,379
Gain on Sales of Securities, net	1,019,877	782,373	1,051,768	1,014,378
Other Income	417,487	155,763	465,591	249,213
Interest Expense	(4,112,214)	(3,896,305)	(8,169,944)	(7,829,782)
Total Other Income (Expense)	(383,472)	(937,242)	(2,036,608)	(2,680,853)

Income before Gain (Loss) on Sales of Investment Property and Equipment	3,576,133	3,096,488	5,886,059	4,980,869
Gain (Loss) on Sales of Investment Property and Equipment	13,738	(45,026)	(10,642)	(22,938)
Net Income	3,589,871	3,051,462	5,875,417	4,957,931
Less: Preferred Dividends	3,789,747	3,734,191	7,579,494	6,523,938
Net Loss Attributable to Common Shareholders	$(199,876)	$(682,729)	$(1,704,077)	$(1,566,007)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2017 AND 2016

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Basic and Diluted Income (Loss) Per Share:

Net Income	$0.11	$0.11	$0.19	$0.18
Less: Preferred Dividends	0.12	0.14	0.25	0.24
Net Loss Attributable to Common Shareholders	$(0.01)	$(0.03)	$(0.06)	$(0.06)

Weighted Average Common Shares Outstanding:

Basic and Diluted	31,769,287	27,314,361	30,888,218	27,221,879

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2017 AND 2016

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net Income	$3,589,871	$3,051,462	$5,875,417	$4,957,931

Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) Arising During the Period	(2,838,005)	10,664,758	(4,853,529)	19,421,567
Reclassification Adjustment for Net Gains Realized in Income	(1,019,877)	(782,373)	(1,051,768)	(1,014,378)
Change in Fair Value of Interest Rate Swap Agreements	(2,794)	(5,720)	7,147	(40,865)

Comprehensive Income (Loss)	(270,805)	12,928,127	(22,733)	23,324,255
Less: Preferred Dividends	(3,789,747)	(3,734,191)	(7,579,494)	(6,523,937)

Comprehensive Income (Loss) Attributable to Common Shareholders	$(4,060,552)	$9,193,936	$(7,602,227)	$16,800,318

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2017 AND 2016

	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,875,417	$4,957,931
Non-Cash items included in Net Income:
Depreciation	13,280,443	11,205,009
Amortization of Financing Costs	326,614	384,813
Stock Compensation Expense	670,057	476,773
Provision for Uncollectible Notes and Other Receivables	550,728	546,363
Gain on Sales of Securities, net	(1,051,768)	(1,014,378)
Loss on Sales of Investment Property and Equipment	10,642	22,938
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(3,508,325)	(3,522,102)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	(902,475)	(596,916)
Prepaid Expenses and Other Assets	(258,857)	(391,371)
Accounts Payable	1,639,370	535,204
Accrued Liabilities and Deposits	(480,463)	(1,327,397)
Tenant Security Deposits	494,521	411,956
Net Cash Provided by Operating Activities	16,645,904	11,688,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(40,877,655)	-0-
Purchase of Investment Property and Equipment	(29,400,897)	(26,353,180)
Proceeds from Sales of Investment Property and Equipment	1,221,672	635,264
Additions to Land Development Costs	(1,618,152)	(1,316,797)
Purchase of Securities Available for Sale	(13,699,545)	(17,193,903)
Proceeds from Sales of Securities Available for Sale	8,522,083	7,710,233
Net Cash Used in Investing Activities	(75,852,494)	(36,518,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	31,050,000	15,458,000
Net Proceeds (Payments) on Short Term Borrowings	5,893,852	(12,531,013)
Principal Payments of Mortgages	(12,659,812)	(11,946,213)
Financing Costs on Debt	(439,982)	(370,392)
Proceeds from Issuance of Preferred Stock, net	-0-	49,120,853
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	22,527,507	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	28,659,238	2,830,263
Proceeds from Exercise of Stock Options	5,435,634	591,225
Preferred Dividends Paid	(7,579,494)	(6,595,262)
Common Dividends Paid, net of Dividend Reinvestments	(9,730,543)	(8,673,257)
Net Cash Provided by Financing Activities	63,156,400	27,884,204

Net Increase in Cash and Cash Equivalents	3,949,810	3,054,644
Cash and Cash Equivalents at Beginning of Period	4,216,592	6,535,897
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,166,402	$9,590,541

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates one hundred seven manufactured home communities containing approximately 19,400 developed home sites as of June 30, 2017. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 20% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

As of June 30, 2017, the Company has an interest rate swap agreement that has the effect of fixing interest rates relative to a specific mortgage loan as follows:

Mortgage	Due Date	Mortgage Interest Rate	Effective Fixed Rate	Balance 6/30/17

Various – 11 properties	8/1/2017	LIBOR + 3.00%	3.89%	$10,215,752

The Company’s interest rate swap agreement is based upon 30-day LIBOR. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying mortgage. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 8 for information on the determination of fair value). The effective portion of the gain or loss on this hedge is reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in Interest Expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of June 30, 2017 and December 31, 2016, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of these derivatives of $3,164 and $(3,983), respectively, was recorded as a component of Accumulated Other Comprehensive Income (Loss), with the corresponding asset (liability) included in Notes and Other Receivables (Accrued Liabilities and Deposits).

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2017 should be accounted for as acquisitions of assets. As such, transaction costs of approximately $368,000 have been capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value.

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

Other Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies which changes to the terms or conditions of a share based payment award are subject to the guidance on modification accounting under FASB Accounting Standards Codification Topic 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the three and six months ended June 30, 2017, employee stock options to purchase 1,778,100 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the three and six months ended June 30, 2016, employee stock options to purchase 1,972,000 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions

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

On May 31, 2017, the Company acquired Cinnamon Woods, a manufactured home community located in Maryland, for $4,000,000. This age restricted community contains a total of 63 developed homesites that are situated on approximately 79 total acres, of which approximately 61 acres are available for expansion. At the date of acquisition, the occupancy for this community was approximately 92%.

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the results of the acquired assets are included in the statements of income (loss) from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired, including transaction costs of approximately $368,000, for the six months ended June 30, 2017:

At Acquisition Date
Assets Acquired:
Land	$11,045,000
Depreciable Property	26,557,190
Notes Receivable and Other	3,275,465
Total Assets Acquired	$40,877,655

The allocations of the fair value of the assets acquired are subject to further adjustment as final costs and valuations are determined.

See Note 12 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Other

Many oil and gas companies compete for the opportunity to drill for oil and gas. Successful bidders pay an upfront purchase price (“bonus payment”). In May 2017, the Company received a bonus payment of $251,680 at one of its communities, which has been recorded as Other Income. This amount is not refundable and has been earned since the Company has no further obligation relating to it. In addition to this upfront bonus payment, the Company entered into an agreement (“Lease”) whereby the oil and gas company may remove the oil and gas from the property, provided that it pays the Company an 18% fee (“royalty”) based on the amount of the oil and gas removed. The term of the Lease is for five years.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $109,079,105 as of June 30, 2017. The Company generally limits its investment in marketable securities to no more than approximately 20% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the six months ended June 30, 2017, the Company sold securities with a cost basis of $7,470,315 and recognized a Gain on Sale of $1,051,768. The Company also made purchases of $13,699,545 in Securities Available for Sale. Of this amount, the Company made total purchases of 51,975 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $718,774 or weighted average cost of $13.83 per share. The Company owned a total of 2,289,563 MREIC common shares as of June 30, 2017 at a total cost of $19,950,185 and a fair value of $34,457,920.

As of June 30, 2017, the Company had total net unrealized gains of $10,811,874 in its REIT securities portfolio. The Company held nine securities that had unrealized losses as of June 30, 2017. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

The following is a summary of the securities that the Company has determined to be temporarily impaired as of June 30, 2017:

	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Preferred Stock	$2,003,826	$(33,588)	$-0-	$-0-
Common Stock	58,822,150	(4,995,522)	-0-	-0-
Total	$60,825,976	$(5,029,110)	$-0-	$-0-

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

6	$40,241,456	$(951,105)	0-5%
2	9,204,020	(618,756)	6-10%
1	11,380,500	(3,459,249)	23%
9	$60,825,976	$(5,029,110)

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On March 28, 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The new unsecured revolving credit facility (the “Facility”) is syndicated with BMO Capital Markets (“BMO”), as sole lead arranger and sole book runner, and Bank of Montreal as administrative agent. The Facility provides for an increase from $35 million in available borrowings to $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. The maturity date of the Facility is March 27, 2020, with a one year extension option. Borrowings will bear interest at the Company’s option of LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, based on the Company’s overall leverage. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 2% or at BMO’s prime lending rate plus 1%. As of June 30, 2017, the amount outstanding under the Facility was $35 million and the interest rate was 2.99%.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $109,417 and $108,054 at June 30, 2017 and December 31, 2016, respectively. The weighted average interest rate was 3.9% and 3.1% at June 30, 2017 and December 31, 2016. At June 30, 2017, $6,201,834 was outstanding on the margin loan at a 2.0% interest rate.

In June 2017, the Company entered into an amended and restated revolving line of credit with OceanFirst Bank (“OceanFirst Line”), secured by the Company’s eligible notes receivable. The maximum availability on the OceanFirst Line is $10 million. Interest was reduced from prime plus 50 basis points to prime plus 25 basis points. The new maturity date is June 1, 2020. As of June 30, 2017, the amount outstanding under the OceanFirst Line was $4 million and the interest rate was 4.5%.

Mortgages Payable

On January 20, 2017, the Company obtained a $14,250,000 Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage through Wells Fargo Bank, N.A. (“Wells Fargo”) on Boardwalk and Parke Place. This mortgage is at a fixed rate of 4.56% and matures on February 1, 2027. Principal repayments are based on a 30-year amortization schedule.

On May 31, 2017, the Company obtained a $16,800,000 Freddie Mac mortgage through Wells Fargo on Highland Estates. This mortgage is at a fixed rate of 4.12% and matures on June 1, 2027. Principal repayments are based on a 30-year amortization schedule. Proceeds from this mortgage was used to repay the existing $9,000,000 mortgage with an interest rate of 6.175%.

The following is a summary of our mortgages payable as of June 30, 2017 and December 31, 2016:

	6/30/2017		12/31/2016
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$304,550,884	4.3%	$285,584,102	4.4%
Variable rate mortgages (1)	10,403,287	3.9%	10,979,881	3.9%
Total mortgages before unamortized debt issuance costs	314,954,171	4.3%	296,563,983	4.3%
Unamortized debt issuance costs	(3,650,395)		(3,538,391)
Mortgages, net of unamortized debt issuance costs	$311,303,776	4.3%	$293,025,592	4.4%

(1) Includes a variable rate mortgage with a balance of $10,215,752 and $10,625,352 as of June 30, 2017 and December 31, 2016, respectively, which has been effectively fixed at an interest rate of 3.89% with an interest rate swap agreement.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On June 5, 2017, the Company issued and sold 1,400,000 shares of its Common Stock in a registered direct placement at a sale price of $16.60 per share. The Company received net proceeds from the offering after expenses of approximately $22.5 million and intends to use the net proceeds for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

On June 15, 2017, the Company paid total cash dividends of $5,700,036 or $0.18 per share to common shareholders of record as of the close of business on May 15, 2017, of which $704,817 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). Total dividends paid to our common shareholders for the six months ended June 30, 2017 amounted to $11,116,863 of which $1,386,320, was reinvested. On July 3, 2017, the Company declared a dividend of $0.18 per share to be paid September 15, 2017 to common shareholders of record as of the close of business on August 15, 2017.

During the six months ended June 30, 2017, the Company received, including dividends reinvested of $1,386,320 a total of $30,045,558 from its DRIP. There were 2,062,546 new shares issued under the DRIP during this period.

8.25% Series A Cumulative Redeemable Preferred Stock

On June 15, 2017, the Company paid $1,889,147 in dividends or $0.515625 per share for the period from March 1, 2017 through May 31, 2017 to holders of record as of the close of business on May 15, 2017 of our 8.25% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series A Preferred”). Dividends on our Series A Preferred shares are cumulative and payable quarterly at an annual rate of $2.0625 per share. Total dividends paid to our Series A preferred shareholders for the six months ended June 30, 2017 amounted to $3,778,294.

On July 3, 2017, the Company declared a dividend of $0.515625 per share for the period from June 1, 2017 through August 31, 2017 to be paid on September 15, 2017 to Series A Preferred shareholders of record as of the close of business on August 15, 2017.

On July 31, 2017, the Company announced that it will redeem all 3,663,800 issued and outstanding shares of its Series A Preferred on August 31, 2017 at a redemption price of $25.00 per share, totaling $91,595,000. Unpaid dividends on the Series A Preferred Stock accruing through the redemption date will be paid on September 15, 2017 to holders of record as of the August 15, 2017 record date previously established by the Company’s Board of Directors and accordingly such dividends will not be included in the redemption price.

8.0% Series B Cumulative Redeemable Preferred Stock

On June 15, 2017, the Company paid $1,900,600 in dividends or $0.50 per share for the period from March 1, 2017 through May 31, 2017 to holders of record as of the close of business on May 15, 2017 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred”). Dividends on our Series B Preferred shares are cumulative and payable quarterly at an annual rate of $2.00 per share. Total dividends paid to our Series B Preferred shareholders for the six months ended June 30, 2017 amounted to $3,801,200.

On July 3, 2017, the Company declared a dividend of $0.50 per share for the period from June 1, 2017 through August 31, 2017 to be paid on September 15, 2017 to Series B Preferred shareholders of record as of the close of business on August 15, 2017.

6.75% Series C Cumulative Redeemable Preferred Stock

On July 26, 2017, the Company issued 5,000,000 shares of its new 6.75% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred”) at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the sale of these 5,000,000 shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $120,800,000. On August 2, 2017, the Company issued an additional 750,000 shares of Series C Preferred pursuant to the underwriters’ exercise of their overallotment option and received additional net proceeds of approximately $18,200,000.

The Company intends to use a portion of the net proceeds from the sale of Series C Preferred Stock to redeem all of the 3,663,800 outstanding shares of our Series A Preferred Stock. The balance of the offering proceeds will be used for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of our existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

Dividends on the Series C Preferred shares are cumulative from July 26, 2017 at an annual rate of $1.6875 per share and will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The first quarterly dividend payment date for the Series C Preferred is payable September 15, 2017 and will be for the dividend period from July 26, 2017 to August 31, 2017.

The Series C Preferred, par value $0.10, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series C Preferred is not redeemable prior to July 26, 2022. On and after July 26, 2022, the Series C Preferred will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption. The Series C Preferred shares ranks on a parity with the Company’s Series A Preferred shares and Series B Preferred shares with respect to dividend rights and rights upon liquidation, dissolution or winding up.

Upon the occurrence of a Delisting Event or Change of Control, as defined in the Prospectus of the Preferred Offering, each holder of the Series C Preferred will have the right to convert all or part of the shares of the Series C Preferred held into common stock of the Company, unless the Company elects to redeem the Series C Preferred.

Holders of the Series C Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for six or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

In conjunction with the issuance of the Company’s Series C Preferred, the Company filed with the Maryland State Department of Assessments and Taxation (the “Maryland SDAT”), an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 30,750,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 95,663,800 shares (classified as 85,000,000 shares of Common Stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 4,000,000 shares of 8.0% Series B Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock) to 126,413,800 shares (classified as 115,750,000 shares of Common Stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 4,000,000 shares of 8.0% Series B Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series C Preferred Stock and reclassifying 5,750,000 shares of Common Stock as shares of Series C Preferred Stock. After the reclassification, the Company’s authorized stock consists of 110,000,000 shares of Common Stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 4,000,000 shares of 8% Series B Cumulative Redeemable Preferred Stock, 5,750,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock.

NOTE 7 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $500,680 and $670,057 have been recognized for the three and six months ended June 30, 2017, respectively, and $319,028 and $476,773 for the three and six months ended June 30, 2016, respectively.

On January 19, 2017, the Company granted options to purchase 60,000 shares of common stock to two participants in the Company’s 2013 Stock Option and Stock Award Plan. The fair value on the grant date of these options amounted to $93,000. These grants vest over one year.

On April 4, 2017, the Company awarded a total of 45,000 shares of restricted stock to Samuel A. Landy and Anna T. Chew, pursuant to their employment agreements. The fair value on the grant date of these restricted stock grants was $676,800. These grants vest ratably over 5 years.

On April 4, 2017, the Company granted options to purchase 516,000 shares of common stock to thirty-four participants in the Company’s 2013 Stock Option and Stock Award Plan. The grant date fair value of these options amounted to $949,440. The entire compensation cost of $184,000 for grants issued to a participant who is of retirement age was recognized at the time of the grant. The remaining grants vest over one year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2017 and 2016:

20

	2017	2016

Dividend yield	5.80%	7.32%
Expected volatility	26.30%	26.30%
Risk-free interest rate	2.37%	1.49%
Expected lives	10	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended June 30, 2017 and 2016 was $1.81 and $0.81 per share, respectively.

As of June 30, 2017, there were options outstanding to purchase 1,778,100 shares. There were 624,500 shares available for grant under the 2013 Stock Option and Stock Award Plan. During the six months ended June 30, 2017, twenty-seven participants exercised options to purchase a total of 547,900 shares of common stock at a weighted-average exercise price of $9.92 per share for total proceeds of $5,435,634. During the six months ended June 30, 2017, options to one participant to purchase a total of 10,000 shares were forfeited. As of June 30, 2016, there were options outstanding to purchase 1,972,000 shares and 1,255,500 shares were available for grant under the Company’s 2013 Stock Option and Stock Award Plan. The aggregate intrinsic value of options outstanding as of June 30, 2017 was $8,648,627 and the aggregate intrinsic value of options exercised during the six months ended June 30, 2017 was $3,030,119.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2017:
Securities Available for Sale - Preferred stock	$9,396,280	$9,396,280	$-0-	$-0-
Securities Available for Sale - Common stock	99,682,825	99,682,825	-0-	-0-
Interest Rate Swap (1)	3,164	-0-	3,164	-0-
Total	$109,082,269	$109,079,105	$3,164	$-0-

As of December 31, 2016:
Securities Available for Sale - Preferred stock	$13,028,200	$13,028,200	$-0-	$-0-
Securities Available for Sale - Common stock	95,726,972	95,726,972	-0-	-0-
Interest Rate Swap (2)	(3,983)	-0-	(3,983)	-0-
Total	$108,751,189	$108,755,172	$(3,983)	$-0-

(1)	Included in notes and other receivables.
(2)	Included in accrued liabilities and deposits.

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2017, the fair value of Fixed Rate Mortgages Payable amounted to $304,988,671 and the carrying value of Fixed Rate Mortgages Payable amounted to $304,550,884. The fair value of fixed rate Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of June 30, 2017, the total loan balance under this agreement was approximately $3 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of June 30, 2017, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $4 million.

The Company entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. The Company does not receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If the loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad and subsequently purchased by the Company. Included in Notes and Other Receivables is approximately $5,914,000 of loans that the Company purchased under the COP Program as of June 30, 2017.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2017 and 2016 was $8,046,864 and $8,652,552, respectively. Interest cost capitalized to Land Development was $237,648 and $168,948 for the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017 and 2016, the Company had Dividend Reinvestments of $1,386,320 and $1,109,078, respectively, which required no cash transfers.

NOTE 11– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On July 26, 2017, the Company issued 5,000,000 shares of its new 6.75% Series C Cumulative Redeemable Preferred Stock at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the sale of these 5,000,000 shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $120,800,000.  On August 2, 2017, pursuant to the underwriters’ exercise of their overallotment option, the Company issued an additional 750,000 shares of the Series C Preferred Stock for net proceeds of approximately $18,200,000. In conjunction with the issuance of the Company’s Series C Preferred, the Company filed with the Maryland SDAT an amendment to the Company’s charter to increase the authorized number of shares of the Company’s Common Stock by 30,750,000 shares. Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series C Preferred Stock and reclassifying 5,750,000 shares of Common Stock as shares of Series C Preferred Stock.  After the reclassification, the Company’s authorized stock consists of 110,000,000 shares of Common Stock, 3,663,800 shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 4,000,000 shares of 8% Series B Cumulative Redeemable Preferred Stock, 5,750,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock and 3,000,000 shares of excess stock. On July 31, 2017, the Company announced that it will redeem all 3,663,800 issued and outstanding shares of its 8.25% Series A Preferred Stock on August 31, 2017 at a redemption price of $25.00 per share, totaling $91,595,000. Unpaid dividends on the Series A Preferred Stock accruing through the redemption date will be paid on September 15, 2017 to holders of record as of the August 15, 2017 record date previously established by the Company’s Board of Directors and accordingly such dividends will not be included in the redemption price. See Note 6 for additional information about the sale of Series C Preferred Stock and the redemption of the Series A Preferred Stock.

On July 27, 2017, the Company extended the due date of one mortgage with a balance of approximately $10.2 million through August 31, 2017.

On July 31, 2017, the Company paid down $35 million outstanding on its unsecured line of credit.

NOTE 12 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2016 and through June 30, 2017. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	6/30/17	6/30/16	6/30/17	6/30/16

Rental and Related Income	$25,351,000	$23,819,000	$50,146,000	$47,000,000
Community Operating Expenses	11,887,000	11,413,000	23,480,000	22,663,000
Net Loss Attributable to Common Shareholders	(199,000)	(724,000)	(1,706,000)	(1,649,000)
Net Loss Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.06)

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

The Company is a self-administered, self-managed Real Estate Investment Trust (“REIT”) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces to residential manufactured home owners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to qualified residents and prospective residents of our communities.

As of June 30, 2017, the Company owned and operated 107 manufactured home communities containing approximately 19,400 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

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

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 433 rental homes during the first six months of 2017, including 110 rental homes acquired with our recent community acquisitions. This brings the total number of rental homes to approximately 5,100 rental homes, or 26.5% of total sites. Occupied rental homes represent approximately 30.5% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 93.6% as of June 30, 2017. We anticipate adding approximately 800 rental homes in 2017, as the market dictates.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. Community Net Operating Income (“NOI”) increased 15% for the six months ended June 30, 2017 from the prior year period. Same property occupancy, which includes communities owned and operated as of January 1, 2016, increased by 180 basis points to 82.5% over the prior year period and same property NOI increased 11.5% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

During the six months ended June 30, 2017, the Company acquired five all-age communities and one age restricted community containing a total of 1,354 homesites on 461 acres for an aggregate purchase price of approximately $40,510,000. The following is a summary of the communities acquired as of June 30, 2017:

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Marysville and Hillcrest	January 20, 2017	OH	532	$9,588,000	149	57%

Boardwalk and Parke Place	January 20, 2017	IN	559	24,437,000	155	77%

Hillcrest Crossing	January 24, 2017	PA	200	2,485,000	78	40%

Cinnamon Woods	May 31, 2017	MD	63	4,000,000	79	92%

Total as of June 30, 2017			1,354	$40,510,000	461	64%

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

The Company’s Community NOI for the three and six months ended June 30, 2017 and 2016 is calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/17	6/30/16	6/30/17	6/30/16

Rental and Related Income	$25,293,961	$22,423,876	$49,824,316	$44,210,056
Less: Community Operating Expenses	11,871,578	10,718,738	23,351,937	21,274,676
Community NOI	$13,422,383	$11,705,138	$26,472,379	$22,935,380

Changes In Results Of Operations

Rental and Related Income increased 13% from $22,423,876 for the three months ended June 30, 2016 to $25,293,961 for the three months ended June 30, 2017. Rental and Related Income increased 13% from $44,210,056 for the six months ended June 30, 2016 to $49,824,316 for the six months ended June 30, 2017. These increases were primarily due to the acquisitions made during 2016 and 2017, as well as increases in rental rates, same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 180 basis points from 80.7% as of June 30, 2016 to 82.5% at quarter-end. Total number of rental homes increased 23% from approximately 4,100 homes at June 30, 2016 to approximately 5,100 homes at June 30, 2017.

Community Operating Expenses increased 11% from $10,718,738 for the three months ended June 30, 2016 to $11,871,578 for the three months ended June 30, 2017. Community Operating Expenses increased 10% from $21,274,676 for the six months ended June 30, 2016 to $23,351,937 for the six months ended June 30, 2017. These increases were primarily due to the acquisitions made during 2016 and 2017.

Community NOI increased 15% from $11,705,138 for the three months ended June 30, 2016 to $13,422,383 for the three months ended June 30, 2017. Community NOI increased 15% from $22,935,380 for the six months ended June 30, 2016 to $26,472,379 for the six months ended June 30, 2017. These increases were primarily due to the acquisitions during 2016 and 2017 and increases in rental rates, occupancy and rental homes. The Company has also been reducing its Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income). The Operating Expense Ratio was 46.9% and 47.8% for the three months ended June 30, 2017 and 2016, respectively. The Operating Expense Ratio was 46.9% and 48.1% for the six months ended June 30, 2017 and 2016, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 26% from $2,786,831 for the three months ended June 30, 2016 to $3,523,887 for the three months ended June 30, 2017. Sales of manufactured homes increased 21% from $4,505,025 for the six months ended June 30, 2016 to $5,442,081 for the six months ended June 30, 2017. The Company has seen a 20% increase in the number of homes sold from 90 homes sold for the six months ended June 30, 2016 to 108 homes sold for the six months ended June 30, 2017. Cost of sales of manufactured homes amounted to $2,746,689 and $2,161,344 for the three months ended June 30, 2017 and 2016, respectively. Cost of sales of manufactured homes amounted to $4,249,898 and $3,475,272 for the six months ended June 30, 2017 and 2016, respectively. The gross profit percentage was 22% for both the three months ended June 30, 2017 and 2016. The gross profit percentage was 22% and 23% for the six months ended June 30, 2017 and 2016, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $865,462 and $674,717 for the three months ended June 30, 2017 and 2016, respectively. Selling expenses amounted to $1,624,841 and $1,458,469 for the six months ended June 30, 2017 and 2016, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $280,677 or 8% of total sales and $275,670 or 10% of total sales for the three months ended June 30, 2017 and 2016, respectively. Loss from the sales operations amounted to $726,989 or 13% of total sales and $793,045 or 18% of total sales for the six months ended June 30, 2017 and 2016, respectively. Although sales of manufactured homes increased 21% over the prior year period, they have not yet returned to pre-recession levels. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed. The Company continues to be confident about increasing future sales and rental prospects given the fundamental need for affordable housing in its markets.

The U.S. homeownership rate was 63.7% in the second quarter of 2017, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market is gradually strengthening. However, our sales continue to be negatively impacted as a result of the inability of our customers to sell their current homes, limited wage growth, stringent licensing laws and government regulations. The real estate sector and consumer spending are contributing to economic growth, which will benefit our industry. As single family residential pricing edges higher, the inherent affordability of our homes becomes more apparent. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing.

General and Administrative Expenses increased 36% from $1,943,011 for the three months ended June 30, 2016 to $2,634,309 for the three months ended June 30, 2017. General and Administrative Expenses increased 33% from $3,639,933 for the six months ended June 30, 2016 to $4,836,611 for the six months ended June 30, 2017. These increases were primarily due to an increase in personnel and personnel costs and an increase in stock compensation expense. Stock compensation expense increased from $319,029 for the three months ended June 30, 2016 to $500,680 for the three months ended June 30, 2017, and from $476,773 for the six months ended June 30, 2016 to $670,057 for the six months ended June 30, 2017. These increases were primarily due to the increase in our stock price, which increased the fair value of the options granted, and to the issuance of stock options to one employee of retirement age. The weighted-average fair value of options granted increased from $0.81 per share for the six months ended June 30, 2016 to $1.81 for the six months ended June 30, 2017. Additionally, the entire compensation cost of $184,000 for the employee of retirement age was recognized at the time of grant. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) remains in line at 8.4% and 8.0% for the three and six months ended June 30, 2017, respectively, compared and 7.1% and 6.9% for the three and six months ended June 30, 2016, respectively.

Depreciation Expense increased 19% from $5,679,167 for the three months ended June 30, 2016 to $6,740,205 for the three months ended June 30, 2017. Depreciation Expense increased 19% from $11,205,009 for the six months ended June 30, 2016 to $13,280,443 for the six months ended June 30, 2017. These increases were primarily due to the acquisitions and the increase in rental homes during 2016 and 2017.

Interest Income increased 25% from $397,083 for the three months ended June 30, 2016 to $495,778 for the three months ended June 30, 2017. Interest Income increased 20% from $805,959 for the six months ended June 30, 2016 to $969,137 for the six months ended June 30, 2017. These increases were primarily due to an increase in the average balance of notes receivable. The average balance at June 30, 2017 and 2016 was approximately $20.4 million and $18.4 million, respectively.

Dividend Income increased 11% from $1,623,844 for the three months ended June 30, 2016 to $1,795,600 for the three months ended June 30, 2017. Dividend Income increased 18% from $3,079,379 for the six months ended June 30, 2016 to $3,646,840 for the six months ended June 30, 2017. These increases were primarily due to the increase in the average balance of Securities Available for Sale from $89.5 million at June 30, 2016 to $108.9 million at June 30, 2017. The dividends received from our securities investments were at a weighted average yield of approximately 6.8% and continue to meet our expectations. It is the Company’s intent to hold these securities long-term.

The Company recognized a Gain on Sales of Securities of $1,019,877 and $782,373 for the three months ended June 30, 2017 and 2016, respectively. The Company recognized a Gain on Sales of Securities of $1,051,768 and $1,014,378 for the six months ended June 30, 2017 and 2016, respectively. In addition, the Company’s unrealized holding gains on its investment in securities decreased from an unrealized gain of $16,717,171 as of December 31, 2016 to an unrealized gain of $10,811,874 as of June 30, 2017, resulting in a decrease for the six months ended June 30, 2017 of $5,905,297.

Interest Expense, including Amortization of Financing Costs, increased 6% from $3,896,305 for the three months ended June 30, 2016 to $4,112,214 for the three months ended June 30, 2017. Interest Expense increased 4% from $7,829,782 for the six months ended June 30, 2016 to $8,169,944 for the six months ended June 30, 2017. These increases were primarily due to an increase in the average balance of mortgages and loans payable due to the new community acquisitions in 2016 and 2017, as well as additional community financings/re-financings in 2016 and 2017. The average balance of mortgages payable at June 30, 2017 and 2016 was approximately $302.2 million and $284.8 million, respectively. The weighted average interest rate on our mortgage debt was 4.3% and 4.5% at June 30, 2017 and 2016, respectively.

Changes in Financial Condition

Total Investment Property and Equipment increased 10% or $64,534,400 during the six months ended June 30, 2017. The Company purchased six communities and added 433 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio increased 210 basis points and was 93.6% at June 30, 2017 as compared to 91.5% at December 31, 2016.

Mortgages Payable increased 6% or $18,278,184 during the six months ended June 30, 2017. This increase was due to new mortgages of approximately $31.0 million, partially offset by principal repayments of approximately $12.7 million.

Loans Payable increased 10% or $5,892,488 during the six months ended June 30, 2017. This increase was mainly due to the drawdown of $15 million on our unsecured line of credit and an increase of $7 million on our revolving credit facilities for the purchase of inventory and other loans payable, offset by a decrease of $16 million on our margin loan. The proceeds from these loans were used for community acquisitions.

Liquidity and Capital Resources

The Company’s focus is on real estate investments, including investment in rental homes. Additionally, the Company invests in marketable debt and equity securities of other REITs. The REIT securities portfolio provides the Company with liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company generally limits its marketable securities investments to no more than approximately 20% of its undepreciated assets.

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

On May 31, 2017, the Company issued and sold 1,400,000 shares of its Common Stock in a registered direct placement, and received net proceeds from the offering after expenses of approximately $22.5 million. The Company also raised $11,116,863 from the issuance of common stock in the DRIP during the six months ended June 30, 2017, which included Dividend Reinvestments of $1,386,320. Dividends paid on the common stock for the six months ended June 30, 2017 were $30,045,558, of which $1,386,320 were reinvested. Dividends paid on the Series A Preferred shares and the Series B Preferred shares for the six months ended June 30, 2017 totaled $7,579,494.

Subsequent to quarter-end, on July 26, 2017, the Company issued 5,000,000 shares of its new 6.75% Series C Cumulative Redeemable Preferred Stock at an offering price of $25.00 per share in an underwritten public offering, for net proceeds, after deducting the underwriting discount and other estimated offering expenses, of approximately $120,800,000.  On August 2, 2017, the Company issued an additional 750,000 shares of Series C Preferred Stock pursuant to the underwriters’ exercise of their overallotment option and received additional net proceeds of approximately $18,200,000. The Company intends to use a portion of the net proceeds to redeem all of the 3,663,800 outstanding shares of our Series A Preferred Stock. The balance of the proceeds will be used for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of our existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

On July 31, 2017, the Company announced that it will redeem all 3,663,800 issued and outstanding shares of its 8.25% Series A Preferred Stock on August 31, 2017 at a redemption price of $25.00 per share.

Net Cash provided by Operating Activities amounted to $16,645,904 and $11,688,823 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had Cash and Cash Equivalents of $8.2 million, Securities Available for Sale of $109.1 million, encumbered by $6.2 million in margin loans, $6.0 million available on its revolving line of credit for the financing of home sales and approximately $15 million available on its revolving credit facilities for the financing of inventory purchases.

In March 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The Facility provides for an increase from $35 million in available borrowings to $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. As of June 30, 2017, the amount outstanding under the Facility was $35 million.

The Company owns 107 communities, of which 29 are unencumbered. As of June 30, 2017, the Company had one mortgage with a balance of approximately $10.2 million, which has been extended through August 31, 2017. We are currently in the process of refinancing this mortgage. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings and registered direct placements of its common and preferred stock.

As of June 30, 2017, the Company had total assets of $746,221,437 and total liabilities of $389,229,804. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of June 30, 2017 was approximately 32% and the Company’s net debt, less securities to total market capitalization as of June 30, 2017 was approximately 23%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three and six months ended June 30, 2017 and 2016 are calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/17	6/30/16	6/30/17	6/30/16

Net Loss Attributable to Common Shareholders	$(199,876)	$(682,729)	$(1,704,077)	$(1,566,007)
Depreciation Expense	6,740,205	5,679,167	13,280,443	11,205,009
(Gain) Loss on Sales of Depreciable Assets	(13,738)	45,026	10,642	22,938
FFO and Core FFO Attributable to Common Shareholders	6,526,591	5,041,464	11,587,008	9,661,940

Adjustments:
Gain on Sales of Securities, net	(1,019,877)	(782,373)	(1,051,768)	(1,014,378)
Normalized FFO Attributable to Common Shareholders	$5,506,714	$4,259,091	$10,535,240	$8,647,562

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	6/30/17	6/30/16

Operating Activities	$16,645,904	$11,688,823
Investing Activities	(75,852,494)	(36,518,383)
Financing Activities	63,156,400	27,884,204

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	August 3, 2017	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 3, 2017	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

