Form 10-Q
period 2017-09-30
UMH PROPERTIES, INC.
filed 2017-11-02
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of October 30, 2017
Common Stock, $.10 par value per share	34,926,759

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
- ASSETS -

Investment Property and Equipment
Land	$58,679,126	$47,476,314
Site and Land Improvements	434,687,047	398,776,390
Buildings and Improvements	22,537,450	21,101,836
Rental Homes and Accessories	205,808,456	172,862,227
Total Investment Property	721,712,079	640,216,767
Equipment and Vehicles	16,584,913	14,986,196
Total Investment Property and Equipment	738,296,992	655,202,963
Accumulated Depreciation	(159,593,306)	(140,255,603)
Net Investment Property and Equipment	578,703,686	514,947,360

Other Assets
Cash and Cash Equivalents	14,840,944	4,216,592
Securities Available for Sale at Fair Value	132,212,410	108,755,172
Inventory of Manufactured Homes	17,493,173	17,424,574
Notes and Other Receivables, net	24,366,221	20,323,191
Prepaid Expenses and Other Assets	5,635,719	4,497,937
Land Development Costs	12,543,001	10,279,992
Total Other Assets	207,091,468	165,497,458

TOTAL ASSETS	$785,795,154	$680,444,818

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$312,808,180	$293,025,592

Other Liabilities:
Accounts Payable	3,709,828	2,962,037
Loans Payable, net of unamortized debt issuance costs	41,489,139	58,285,385
Accrued Liabilities and Deposits	5,078,658	4,820,142
Tenant Security Deposits	4,970,030	4,319,695
Total Other Liabilities	55,247,655	70,387,259
Total Liabilities	368,055,835	363,412,851

Commitments and Contingencies

Shareholders’ Equity:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share; -0- and 3,663,800 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-0-	91,595,000
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	95,030,000	95,030,000
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 5,750,000 and -0- shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	143,750,000	-0-
Common Stock - $0.10 par value per share; 113,663,800 and 75,000,000 shares authorized, 34,686,428 and 29,388,811 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3,468,643	2,938,881
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized; no shares issued or outstanding as of September 30, 2017 and December 31, 2016, respectively	-0-	-0-
Additional Paid-In Capital	163,326,714	111,422,691
Accumulated Other Comprehensive Income	12,831,755	16,713,188
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	417,739,319	317,031,967

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$785,795,154	$680,444,818

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

INCOME:
Rental and Related Income	$25,854,623	$23,103,155	$75,678,939	$67,313,211
Sales of Manufactured Homes	2,830,314	2,251,896	8,272,395	6,756,921
Total Income	28,684,937	25,355,051	83,951,334	74,070,132

EXPENSES:
Community Operating Expenses	12,317,856	10,719,289	35,669,793	31,993,965
Cost of Sales of Manufactured Homes	2,215,767	1,803,315	6,465,665	5,278,587
Selling Expenses	836,939	812,392	2,461,780	2,270,861
General and Administrative Expenses	2,354,054	2,293,366	7,190,665	5,933,299
Acquisition Costs	-0-	51,360	-0-	51,360
Depreciation Expense	6,980,113	5,887,667	20,260,556	17,092,676
Total Expenses	24,704,729	21,567,389	72,048,459	62,620,748

OTHER INCOME (EXPENSE):
Interest Income	510,358	400,899	1,479,495	1,206,858
Dividend Income	2,068,198	1,755,438	5,715,038	4,834,817
Gain on Sales of Securities, net	466,521	884,458	1,518,289	1,898,836
Other Income	126,660	146,469	592,251	395,682
Interest Expense	(3,871,046)	(3,774,341)	(12,040,990)	(11,604,123)
Total Other Income (Expense)	(699,309)	(587,077)	(2,735,917)	(3,267,930)

Income before Loss on Sales of Investment Property and Equipment	3,280,899	3,200,585	9,166,958	8,181,454
Loss on Sales of Investment Property and Equipment	(18,898)	(572)	(29,540)	(23,510)

Net Income	3,262,001	3,200,013	9,137,418	8,157,944
Less: Preferred Dividends	(4,938,937)	(3,789,747)	(12,518,431)	(10,313,685)
Less: Redemption of Preferred Stock	(3,502,487)	-0-	(3,502,487)	-0-
Net Loss Attributable to Common Shareholders	$(5,179,423)	$(589,734)	$(6,883,500)	$(2,155,741)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Basic and Diluted Income (Loss) Per Share:

Net Income	$0.10	$0.12	$0.29	$0.30
Less: Preferred Dividends	(0.14)	(0.14)	(0.39)	(0.38)
Less: Redemption of Preferred Stock	(0.11)	-0-	(0.11)	-0-
Net Loss Attributable to Common Shareholders	$(0.15)	$(0.02)	$(0.21)	$(0.08)

Weighted Average Common Shares Outstanding:

Basic and Diluted	34,102,231	27,891,370	31,918,211	27,450,747

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net Income	$3,262,001	$3,200,013	$9,137,418	$8,157,944

Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) Arising During the Period	2,486,402	5,489,522	(2,367,127)	24,911,089
Reclassification Adjustment for Net Gains Realized in Income	(466,521)	(884,458)	(1,518,289)	(1,898,836)
Change in Fair Value of Interest Rate Swap Agreements	(3,164)	25,410	3,983	(15,455)

Comprehensive Income	5,278,718	7,830,487	5,255,985	31,154,742
Less: Preferred Dividends	(4,938,937)	(3,789,747)	(12,518,431)	(10,313,685)
Less: Redemption of Preferred Stock	(3,502,487)	-0-	(3,502,487)	-0-

Comprehensive Income (Loss) Attributable to Common Shareholders	$(3,162,706)	$4,040,740	$(10,764,933)	$20,841,057

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,137,418	$8,157,944
Non-Cash items included in Net Income:
Depreciation	20,260,556	17,092,676
Amortization of Financing Costs	496,225	580,335
Stock Compensation Expense	998,059	896,519
Provision for Uncollectible Notes and Other Receivables	(934,794)	650,382
Gain on Sales of Securities, net	(1,518,289)	(1,898,836)
Loss on Sales of Investment Property and Equipment	29,540	23,510
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(68,599)	(2,024,369)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	167,229	(1,542,870)
Prepaid Expenses and Other Assets	(1,137,782)	(875,188)
Accounts Payable	747,791	977,426
Accrued Liabilities and Deposits	262,499	(1,189,041)
Tenant Security Deposits	650,335	554,962
Net Cash Provided by Operating Activities	29,090,188	21,403,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(40,877,655)	(2,954,000)
Purchase of Investment Property and Equipment	(48,095,917)	(44,239,188)
Proceeds from Sales of Investment Property and Equipment	1,651,685	844,097
Additions to Land Development Costs	(2,263,009)	(2,484,948)
Purchase of Securities Available for Sale	(38,002,778)	(23,453,933)
Proceeds from Sales of Securities Available for Sale	12,178,413	12,330,020
Net Cash Used in Investing Activities	(115,409,261)	(59,957,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	44,420,000	15,458,000
Net Payments on Short Term Borrowings	(16,791,278)	(1,330,266)
Principal Payments of Mortgages	(24,543,481)	(13,629,215)
Financing Costs on Debt	(595,124)	(390,961)
Proceeds from Issuance of Preferred Stock, net of offering costs	138,983,808	49,120,853
Redemption of 8.25% Series A Preferred Stock	(91,595,000)	-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	22,527,507	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	46,565,672	9,267,775
Proceeds from Exercise of Stock Options	5,435,634	1,081,380
Preferred Dividends Paid	(12,339,553)	(10,773,898)
Common Dividends Paid, net of Dividend Reinvestments	(15,124,760)	(13,075,166)
Net Cash Provided by Financing Activities	96,943,425	35,728,502

Net Increase (Decrease) in Cash and Cash Equivalents	10,624,352	(2,826,000)
Cash and Cash Equivalents at Beginning of Period	4,216,592	6,535,897
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,840,944	$3,709,897

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates one hundred seven manufactured home communities containing approximately 19,400 developed home sites as of September 30, 2017. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 20% of its undepreciated assets, which is the Company’s total assets excluding accumulated depreciation. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company had entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of September 30, 2017, these agreements have expired and the Company no longer had any interest rate swap agreements in effect.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the three and nine months ended September 30, 2017, employee stock options to purchase 1,778,100 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2016, employee stock options to purchase 1,900,500 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

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

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the results of the acquired assets are included in the statements of income (loss) from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired, including transaction costs of approximately $368,000, for the nine months ended September 30, 2017:

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $132,212,410 as of September 30, 2017. The Company generally limits its investment in marketable securities to no more than approximately 20% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the nine months ended September 30, 2017, the Company sold securities with a cost basis of $10,660,124 and recognized a Gain on Sale of $1,518,289. The Company also made purchases of $38,002,778 in Securities Available for Sale. Of this amount, the Company made total purchases of 75,836 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $1,084,324 or weighted average cost of $14.30 per share. The Company owned a total of 2,313,424 MREIC common shares as of September 30, 2017 at a total cost of $20,315,735 and a fair value of $37,454,330.

As of September 30, 2017, the Company had total net unrealized gains of $12,831,755 in its REIT securities portfolio. The Company held ten securities that had unrealized losses as of September 30, 2017. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

The following is a summary of the securities that the Company has determined to be temporarily impaired as of September 30, 2017:

	Less Than 12 Months		12 Months or Longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Preferred Stock	$542,280	$(2,396)	$-0-	$-0-
Common Stock	67,438,450	(5,249,555)	-0-	-0-
Total	$67,980,730	$(5,251,951)	$-0-	$-0-

The following is a summary of the range of the losses on these temporarily impaired securities:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

8	$52,273,480	$(1,364,570)	0-4%
1	3,332,000	(302,882)	8%
1	12,375,250	(3,584,499)	22%
10	$67,980,730	$(5,251,951)

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On March 28, 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The new unsecured revolving credit facility (the “Facility”) was syndicated with BMO Capital Markets (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent. The Facility provides for an increase from $35 million in available borrowings to $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. The maturity date of the Facility is March 27, 2020, with a one year extension option. Borrowings will bear interest at the Company’s option of LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, based on the Company’s overall leverage. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 2% or at BMO’s prime lending rate plus 1%. As of September 30, 2017, there were no amounts outstanding under the Facility.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $113,022 and $108,054 at September 30, 2017 and December 31, 2016, respectively. The weighted average interest rate was 2.7% and 3.1% at September 30, 2017 and December 31, 2016. At September 30, 2017, $30,842,204 was outstanding on the margin loan at a 2.05% interest rate.

In June 2017, the Company entered into an amended and restated revolving line of credit with OceanFirst Bank (“OceanFirst Line”), secured by the Company’s eligible notes receivable. The maximum availability on the OceanFirst Line is $10 million. Interest was reduced from prime plus 50 basis points to prime plus 25 basis points. The new maturity date is June 1, 2020. As of September 30, 2017, the amount outstanding under the OceanFirst Line was $4 million and the interest rate was 4.5%.

Mortgages Payable

On January 20, 2017, the Company obtained a $14,250,000 Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage through Wells Fargo Bank, N.A. (“Wells Fargo”) on Boardwalk and Parke Place in connection with the Company’s acquisition of these communities. This mortgage is at a fixed rate of 4.56% and matures on February 1, 2027. Principal repayments are based on a 30-year amortization schedule.

On May 31, 2017, the Company obtained a $16,800,000 Freddie Mac mortgage through Wells Fargo on Highland Estates. This mortgage is at a fixed rate of 4.12% and matures on September 1, 2027. Principal repayments are based on a 30-year amortization schedule. Proceeds from this mortgage was used to repay the existing $9,000,000 mortgage with an interest rate of 6.175%.

On August 28, 2017, the Company obtained a $13,370,000 mortgage loan on six communities from Sun National Bank. This mortgage is at a fixed rate of 4.18% and matures on August 1, 2027. Principal repayments are based on a 30-year amortization schedule. Proceeds from this mortgage was used to repay the existing $10,000,000 mortgage, secured by eleven communities with an interest rate of LIBOR plus 3%, which was fixed at 3.89% with an interest rate swap.

The following is a summary of our mortgages payable as of September 30, 2017 and December 31, 2016:

	9/30/2017		12/31/2016
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$316,337,850	4.3%	$285,584,102	4.4%
Variable rate mortgages (1)	102,651	4.3%	10,979,881	3.9%
Total mortgages before unamortized debt issuance costs	316,440,501	4.3%	296,563,983	4.3%
Unamortized debt issuance costs	(3,632,321)		(3,538,391)
Mortgages, net of unamortized debt issuance costs	$312,808,180	4.4%	$293,025,592	4.4%

(1) Includes a variable rate mortgage with a balance of $-0- and $10,625,352 as of September 30, 2017 and December 31, 2016, respectively, which was effectively fixed at an interest rate of 3.89% with an interest rate swap agreement.

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

On September 15, 2017, the Company paid total cash dividends of $6,188,961 or $0.18 per share to common shareholders of record as of the close of business on August 15, 2017, of which $794,744 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). Total dividends paid to our common shareholders for the nine months ended September 30, 2017 amounted to $17,305,824, of which $2,181,064, was reinvested. On October 2, 2017, the Company declared a dividend of $0.18 per share to be paid December 15, 2017 to common shareholders of record as of the close of business on November 15, 2017.

During the nine months ended September 30, 2017, the Company received, including dividends reinvested of $2,181,064 a total of $48,746,736 from its DRIP. There were 3,293,638 new shares issued under the DRIP during this period.

8.25% Series A Cumulative Redeemable Preferred Stock

On August 31, 2017, the Company redeemed all 3,663,800 issued and outstanding shares of its 8.25% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series A Preferred”) at a redemption price of $25.00 per share, totaling $91,595,000. Unpaid dividends on the Series A Preferred accruing for the period from June 1, 2017 through the redemption date, totaling $1,889,147 (or $0.515625 per share) were paid on September 15, 2017 to holders of record as of the August 15, 2017 record date previously established by the Company’s Board of Directors and accordingly such dividends were not included in the redemption price. The Company recognized a preferred share redemption charge of approximately $3,502,000 related to the original issuance costs.

During the nine months ended September 30, 2017, the Company paid $5,667,441 in Preferred Dividends, or $1.546875 per share, on its then outstanding Series A Preferred.

8.0% Series B Cumulative Redeemable Preferred Stock

On September 15, 2017, the Company paid $1,900,600 in dividends or $0.50 per share for the period from June 1, 2017 through August 31, 2017 to holders of record as of the close of business on August 15, 2017 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred”). Dividends on our Series B Preferred shares are cumulative and payable quarterly at an annual rate of $2.00 per share. Total dividends paid to our Series B Preferred shareholders for the nine months ended September 30, 2017 amounted to $5,701,800.

On October 2, 2017, the Company declared a dividend of $0.50 per share for the period from September 1, 2017 through November 30, 2017 to be paid on December 15, 2017 to Series B Preferred shareholders of record as of the close of business on November 15, 2017.

6.75% Series C Cumulative Redeemable Preferred Stock

On July 26, 2017, the Company issued 5,000,000 shares of its new 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred”) at an offering price of $25.00 per share in an underwritten public offering. The Company received net proceeds from the sale of these 5,000,000 shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $120,800,000. On August 2, 2017, the Company issued an additional 750,000 shares of Series C Preferred pursuant to the underwriters’ exercise of their overallotment option and received additional net proceeds of approximately $18,200,000.

The Company used a portion of the net proceeds from the sale of Series C Preferred to redeem all of the 3,663,800 outstanding shares of our Series A Preferred. The balance of the offering proceeds will be used for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of our existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

Dividends on the Series C Preferred shares are cumulative from July 26, 2017 at an annual rate of $1.6875 per share and will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The first quarterly dividend on the Series C Preferred was payable September 15, 2017 and amounted to $970,312 or $0.16875 per share for the dividend period from July 26, 2017 to August 31, 2017.

The Series C Preferred, par value $0.10 per share, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series C Preferred is not redeemable prior to July 26, 2022. On and after July 26, 2022, the Series C Preferred will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption. The Series C Preferred shares rank on a parity with the Company’s Series B Preferred shares with respect to dividend rights and rights upon liquidation, dissolution or winding up.

Upon the occurrence of a Delisting Event or Change of Control, each as defined in the Prospectus pursuant to which the shares of Series C Preferred were offered, each holder of the Series C Preferred will have the right to convert all or part of the shares of the Series C Preferred held into common stock of the Company, unless the Company elects to redeem the Series C Preferred.

Holders of the Series C Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for nine or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

In conjunction with the issuance of the Company’s Series C Preferred, the Company filed with the Maryland State Department of Assessments and Taxation (the “Maryland SDAT”), an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 30,750,000 shares.  As a result of this amendment, the Company’s total authorized shares were increased from 95,663,800 shares (classified as 85,000,000 shares of Common Stock, 3,663,800 shares of Series A Preferred, 4,000,000 shares of Series B Preferred and 3,000,000 shares of excess stock) to 126,413,800 shares (classified as 115,750,000 shares of Common Stock, 3,663,800 shares of Series A Preferred, 4,000,000 shares of Series B Preferred and 3,000,000 shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series C Preferred and reclassifying 5,750,000 shares of Common Stock as shares of Series C Preferred.  After the reclassification, the Company’s authorized stock consisted of 110,000,000 shares of Common Stock, 3,663,800 shares of Series A Preferred, 4,000,000 shares of Series B Preferred, 5,750,000 shares of Series C Preferred and 3,000,000 shares of excess stock. Additionally, upon the redemption on August 31, 2017 of all 3,663,800 outstanding shares of the Series A Preferred, the authorized shares of Series A Preferred automatically converted to authorized Common Stock, which increased our authorized Common Stock to 113,663,800 shares.

On October 2, 2017, the Company declared a dividend of $0.421875 per share for the period from September 1, 2017 through November 30, 2017 to be paid on December 15, 2017 to Series C Preferred shareholders of record as of the close of business on November 15, 2017.

NOTE 7 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $328,002 and $998,059 have been recognized for the three and nine months ended September 30, 2017, respectively, and $419,746 and $896,519 for the three and nine months ended September 30, 2016, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2017 and 2016:

	2017	2016

Dividend yield	5.80%	7.32%
Expected volatility	26.30%	26.30%
Risk-free interest rate	2.37%	1.49%
Expected lives	10	8
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the nine months ended September 30, 2017 and 2016 was $1.81 and $0.81 per share, respectively.

On September 27, 2017, the Company awarded 10,000 shares of restricted stock to ten participants under the Plan. The grant date fair value of these restricted stock grants was approximately $153,700. The entire compensation cost of $15,370 for grants issued to a participant who is of retirement age was recognized at the time of the grant. The remaining grants vest over 5 years.

On September 27, 2017, the Company awarded 1,000 shares of restricted stock to ten participants under the Plan. The grant date fair value of these restricted stock grants was approximately $15,370. The entire compensation cost of $1,537 for grants issued to a participant who is of retirement age was recognized at the time of the grant. The remaining grants vest over 3 months.

As of September 30, 2017, there were options outstanding to purchase 1,778,100 shares. There were 613,500 shares available for grant under the 2013 Stock Option and Stock Award Plan. During the nine months ended September 30, 2017, twenty-seven participants exercised options to purchase a total of 547,900 shares of common stock at a weighted-average exercise price of $9.92 per share for total proceeds of $5,435,634. During the nine months ended September 30, 2017, options to one participant to purchase a total of 10,000 shares were forfeited. As of September 30, 2016, there were options outstanding to purchase 1,900,500 shares and 1,235,500 shares were available for grant under the Company’s 2013 Stock Option and Stock Award Plan. The aggregate intrinsic value of options outstanding as of September 30, 2017 was $6,755,477 and the aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 was $3,030,119.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017:
Securities Available for Sale - Preferred stock	$9,160,320	$9,160,320	$-0-	$-0-
Securities Available for Sale - Common stock	123,052,090	123,052,090	-0-	-0-
Total	$132,212,410	$132,212,410	$-0-	$-0-

As of December 31, 2016:
Securities Available for Sale - Preferred stock	$13,028,200	$13,028,200	$-0-	$-0-
Securities Available for Sale - Common stock	95,726,972	95,726,972	-0-	-0-
Interest Rate Swap (1)	(3,983)	-0-	(3,983)	-0-
Total	$108,751,189	$108,755,172	$(3,983)	$-0-

(1) Included in accrued liabilities and deposits.

In addition to the Company’s investments in securities available for sale and interest rate swaps, the Company is required to disclose certain information about the fair values of its other financial instruments, as defined in ASC 825-10, Financial Instruments. Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. All of the Company’s Securities Available for Sale have quoted market prices and traded in active markets and are therefore classified in Level 1 of the fair value hierarchy. A quoted market price was indirectly available for our interest rate swap. This price was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows, and reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs. As such, we had determined that the valuation of this interest rate swap is classified in Level 2 of the fair value hierarchy.

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2017, the fair value of Fixed Rate Mortgages Payable amounted to $316,286,829 and the carrying value of Fixed Rate Mortgages Payable amounted to $316,337,850. The fair value of fixed rate Mortgages Payable is estimated based upon discounted cash flows at current market rates for instruments with similar remaining terms.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of September 30, 2017, the total loan balance under this agreement was approximately $3 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2017, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $4 million.

The Company entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. The Company does not receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If the loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad and subsequently purchased by the Company. Included in Notes and Other Receivables is approximately $7,507,000 of loans that the Company purchased under the COP Program as of September 30, 2017.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2017 and 2016 was $11,851,093 and $12,277,517, respectively. Interest cost capitalized to Land Development was $368,967 and $265,341 for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017 and 2016, the Company had Dividend Reinvestments of $2,181,064 and $1,738,947, respectively, which required no cash transfers.

NOTE 11– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

NOTE 12 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2016 and through September 30, 2017. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	9/30/17	9/30/16	9/30/17	9/30/16

Rental and Related Income	$25,855,000	$24,502,000	$76,009,000	$71,594,000
Community Operating Expenses	12,318,000	11,441,000	35,833,000	34,206,000
Net Loss Attributable to Common Shareholders	(5,179,000)	(628,000)	(6,888,000)	(2,261,000)
Net Loss Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.15)	$(0.02)	$(0.22)	$(0.08)

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

As of September 30, 2017, the Company owned and operated 107 manufactured home communities containing approximately 19,400 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

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

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 690 rental homes during the first nine months of 2017, including 110 rental homes acquired with our recent community acquisitions. This brings the total number of rental homes to approximately 5,300 rental homes, or 27.8% of total sites. Occupied rental homes represent approximately 32.0% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 94.2% as of September 30, 2017. We anticipate adding a total of approximately 800 rental homes in 2017, as the market dictates.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. Community Net Operating Income (“NOI”) increased 13% for the nine months ended September 30, 2017 from the prior year period. Same property occupancy, which includes communities owned and operated as of January 1, 2016, increased by 170 basis points to 83.0% over the prior year period. Year to date, same property NOI increased 8.5% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

During the nine months ended September 30, 2017, the Company acquired four all-age communities and two age restricted communities containing a total of 1,354 homesites on 461 acres for an aggregate purchase price of approximately $40,510,000. The following is a summary of the communities acquired as of September 30, 2017:

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Marysville and Hillcrest	January 20, 2017	OH	532	$9,588,000	149	57%

Boardwalk and Parke Place	January 20, 2017	IN	559	24,437,000	155	77%

Hillcrest Crossing	January 24, 2017	PA	200	2,485,000	78	40%

Cinnamon Woods	May 31, 2017	MD	63	4,000,000	79	92%

Total as of September 30, 2017			1,354	$40,510,000	461	64%

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

The Company’s Community NOI for the three and nine months ended September 30, 2017 and 2016 is calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/17	9/30/16	9/30/17	9/30/16

Rental and Related Income	$25,854,623	$23,103,155	$75,678,939	$67,313,211
Less: Community Operating Expenses	12,317,856	10,719,289	35,669,793	31,993,965
Community NOI	$13,536,767	$12,383,866	$40,009,146	$35,319,246

Changes In Results Of Operations

Rental and Related Income increased 12% from $23,103,155 for the three months ended September 30, 2016 to $25,854,623 for the three months ended September 30, 2017. Rental and Related Income increased 12% from $67,313,211 for the nine months ended September 30, 2016 to $75,678,939 for the nine months ended September 30, 2017. These increases were primarily due to the acquisitions made during 2016 and 2017, as well as increases in rental rates, same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 170 basis points from 81.3% as of September 30, 2016 to 83.0% as of September 30, 2017. Total number of rental homes increased 20% from approximately 4,400 homes at September 30, 2016 to approximately 5,300 homes at September 30, 2017.

Community Operating Expenses increased 15% from $10,719,289 for the three months ended September 30, 2016 to $12,317,856 for the three months ended September 30, 2017. Community Operating Expenses increased 11% from $31,993,965 for the nine months ended September 30, 2016 to $35,669,793 for the nine months ended September 30, 2017. These increases were primarily due to the acquisitions made during 2016 and 2017 and the additional rental homes.

Community NOI increased 9% from $12,383,866 for the three months ended September 30, 2016 to $13,536,767 for the three months ended September 30, 2017. Community NOI increased 13% from $35,319,246 for the nine months ended September 30, 2016 to $40,009,146 for the nine months ended September 30, 2017. These increases were primarily due to the acquisitions during 2016 and 2017 and increases in rental rates, occupancy and rental homes. The Company’s Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) increased from 46.4% for the three months ended September 30, 2016 to 47.6% for the three months ended September 30, 2017, primarily due to increases in real estate taxes. The Operating Expense Ratio decreased from 47.5% for the nine months ended September 30, 2016 to 47.1% for the nine months ended September 30, 2016. The same property Operating Expense Ratio was 44.5% and 44.0% for the three and nine months ended September 30, 2017, respectively, compared to 43.3% and 45.1% for the three and nine months ended September 30, 2016, respectively. Many recently acquired communities have experienced deferred maintenance, requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 26% from $2,251,896 for the three months ended September 30, 2016 to $2,830,314 for the three months ended September 30, 2017. Sales of manufactured homes increased 22% from $6,756,921 for the nine months ended September 30, 2016 to $8,272,395 for the nine months ended September 30, 2017. The Company has seen a 28% increase in the number of homes sold from 132 homes sold for the nine months ended September 30, 2016 to 169 homes sold for the nine months ended September 30, 2017. Cost of sales of manufactured homes amounted to $2,215,767 and $1,803,315 for the three months ended September 30, 2017 and 2016, respectively. Cost of sales of manufactured homes amounted to $6,465,665 and $5,278,587 for the nine months ended September 30, 2017 and 2016, respectively. The gross profit percentage was 22% and 20% for the three months ended September 30, 2017 and 2016, respectively. The gross profit percentage was 22% for both the nine months ended September 30, 2017 and 2016. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $836,939 and $812,392 for the three months ended September 30, 2017 and 2016, respectively. Selling expenses amounted to $2,461,780 and $2,270,861 for the nine months ended September 30, 2017 and 2016, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) decreased from $515,720 or 23% of total sales for the three months ended September 30, 2016 to $319,996 or 11% of total sales for the three months ended September 30, 2017. Loss from the sales operations decreased from $1,308,765 or 19% of total sales for the nine months ended September 30, 2016 to $1,046,985 or 13% of total sales for the nine months ended September 30, 2017. Although sales of manufactured homes increased 26% over the prior year period, they have not yet returned to pre-recession levels. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed. The Company continues to be confident about increasing future sales and rental prospects given the fundamental need for affordable housing in its markets.

The U.S. homeownership rate was 63.9% in the third quarter of 2017, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market is gradually strengthening. However, our sales continue to be negatively impacted as a result of the inability of our potential customers to sell their current homes, limited wage growth, stringent licensing laws and government regulations. The real estate sector and consumer spending are contributing to economic growth, which will benefit our industry. As single family residential pricing edges higher, the inherent affordability of our homes becomes more apparent. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing.

General and Administrative Expenses remained relatively stable for the three months ended September 30, 2017. General and Administrative Expenses increased 21% from $5,933,299 for the nine months ended September 30, 2016 to $7,190,665 for the nine months ended September 30, 2017. These increases were primarily due to an increase in personnel and personnel costs and an increase in stock compensation expense. Stock compensation expense increased from $896,519 for the nine months ended September 30, 2016 to $998,059 for the nine months ended September 30, 2017. These increases were primarily due to the increase in our stock price, which increased the fair value of the options granted, and to the issuance of stock options to one employee of retirement age. The weighted-average fair value of options granted increased from $0.81 per share for the nine months ended September 30, 2016 to $1.81 for the nine months ended September 30, 2017. Additionally, the entire compensation cost of approximately $201,000 for the employee of retirement age was recognized at the time of grant. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) remains in line at 7.5% and 7.8% for the three and nine months ended September 30, 2017, respectively, compared with 8.5% and 7.4% for the three and nine months ended September 30, 2016, respectively.

Acquisition Costs amounted to $-0- for both the three and nine months ended September 30, 2017 and $51,360 for both the three and nine months ended September 30, 2016. As a result of the adoption of ASU 2017-01 prospectively as of January 1, 2017, we account for our property acquisitions as acquisitions of assets and no longer account for our property acquisitions as business combinations. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the previous accounting treatment for business combinations.

Depreciation Expense increased 19% from $5,887,667 for the three months ended September 30, 2016 to $6,980,113 for the three months ended September 30, 2017. Depreciation Expense increased 19% from $17,092,676 for the nine months ended September 30, 2016 to $20,260,556 for the nine months ended September 30, 2017. These increases were primarily due to the acquisitions and the increase in rental homes during 2016 and 2017.

Interest Income increased 27% from $400,899 for the three months ended September 30, 2016 to $510,358 for the three months ended September 30, 2017. Interest Income increased 23% from $1,206,858 for the nine months ended September 30, 2016 to $1,479,495 for the nine months ended September 30, 2017. These increases were primarily due to an increase in the average balance of notes receivable. The average balance at September 30, 2017 and 2016 was approximately $20.7 million and $18.4 million, respectively.

Dividend Income increased 18% from $1,755,438 for the three months ended September 30, 2016 to $2,068,198 for the three months ended September 30, 2017. Dividend Income increased 18% from $4,834,817 for the nine months ended September 30, 2016 to $5,715,038 for the nine months ended September 30, 2017. These increases were primarily due to the increase in the average balance of Securities Available for Sale from $93.0 million at September 30, 2016 to $120.5 million at September 30, 2017. The dividends received from our securities investments were at a weighted average yield of approximately 7.1% and continue to meet our expectations. It is the Company’s intent to hold these securities long-term.

The Company recognized a Gain on Sales of Securities of $466,521 and $884,458 for the three months ended September 30, 2017 and 2016, respectively. The Company recognized a Gain on Sales of Securities of $1,518,289 and $1,898,836 for the nine months ended September 30, 2017 and 2016, respectively. In addition, the Company’s unrealized holding gains on its investment in securities decreased from an unrealized gain of $16,717,171 as of December 31, 2016 to an unrealized gain of $12,831,755 as of September 30, 2017, resulting in a decrease for the nine months ended September 30, 2017 of $3,885,416.

Interest Expense, including Amortization of Financing Costs, increased 3% from $3,774,341 for the three months ended September 30, 2016 to $3,871,046 for the three months ended September 30, 2017. Interest Expense increased 4% from $11,604,123 for the nine months ended September 30, 2016 to $12,040,990 for the nine months ended September 30, 2017. These increases were primarily due to an increase in the average balance of mortgages payable due to the new community acquisitions in 2016 and 2017, as well as additional community financings/re-financings in 2016 and 2017. The average balance of mortgages payable at September 30, 2017 and 2016 was approximately $302.9 million and $284.0 million, respectively. The weighted average interest rate on our mortgage debt was 4.4% and 4.5% at September 30, 2017 and 2016, respectively.

Changes in Financial Condition

Total Investment Property and Equipment increased 13% or $83,094,029 during the nine months ended September 30, 2017. During the nine month period, the Company purchased six communities and added 690 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio increased 270 basis points and was 94.2% at September 30, 2017 as compared to 91.5% at December 31, 2016.

Mortgages Payable increased 7% or $19,782,588 during the nine months ended September 30, 2017. This increase was due to new mortgages of approximately $44.4 million, partially offset by principal repayments of approximately $24.6 million.

Loans Payable decreased 29% or $16,796,246 during the nine months ended September 30, 2017. This decrease was mainly due to a decrease of $20 million on our unsecured line of credit and a decrease of $5 million on our revolving credit facilities for the purchase of inventory and other loans payable, offset by an increase of $8 million on our margin loan.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets. The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

On May 31, 2017, the Company issued and sold 1,400,000 shares of its Common Stock in a registered direct placement, and received net proceeds from the offering after expenses of approximately $22.5 million. The Company also raised $48,746,736 from the issuance of common stock in the DRIP during the nine months ended September 30, 2017, which included Dividend Reinvestments of $2,181,064. Dividends paid on the common stock for the nine months ended September 30, 2017 were $17,305,824, of which $2,181,064 were reinvested. Dividends paid on the Company’s Series A Preferred shares, Series B Preferred shares and Series C Preferred shares for the nine months ended September 30, 2017 totaled $12,339,553.

On July 26, 2017, the Company issued 5,000,000 shares of its new 6.75% Series C Cumulative Redeemable Preferred Stock at an offering price of $25.00 per share in an underwritten public offering, for net proceeds, after deducting the underwriting discount and other estimated offering expenses, of approximately $120,800,000. On August 2, 2017, the Company issued an additional 750,000 shares of Series C Preferred Stock pursuant to the underwriters’ exercise of their overallotment option and received additional net proceeds of approximately $18,200,000. The Company used a portion of the net proceeds to redeem all of the 3,663,800 outstanding shares of our Series A Preferred Stock. The balance of the proceeds will be used for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of our existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

On August 31, 2017, the Company redeemed all 3,663,800 issued and outstanding shares of its 8.25% Series A Preferred Stock at a redemption price of $25.00 per share, totaling $91,595,000. Unpaid dividends on the Series A Preferred Stock accruing through the redemption date were paid on September 15, 2017 to holders of record as of the August 15, 2017 record date previously established by the Company’s Board of Directors and accordingly such dividends was not included in the redemption price.

Net Cash provided by Operating Activities amounted to $29,090,188 and $21,403,450 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company had Cash and Cash Equivalents of $14.8 million, Securities Available for Sale of $132.2 million, encumbered by $30.8 million in margin loans, $6.0 million available on its revolving line of credit for the financing of home sales and approximately $28 million available on its revolving credit facilities for the financing of inventory purchases.

In March 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The Facility provides for an increase from $35 million in available borrowings to $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. As of September 30, 2017, no amounts were outstanding under the Facility.

The Company owns 107 communities, of which 34 are unencumbered. The Company’s marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional sources of liquidity. The Company has been raising capital through its DRIP and through public offerings and registered direct placements of its common and preferred stock.

As of September 30, 2017, the Company had total assets of $785,795,154 and total liabilities of $368,055,835. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of September 30, 2017 was approximately 30% and the Company’s net debt, less securities to total market capitalization as of September 30, 2017 was approximately 18%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Funds from Operations

We also assess and measure our overall operating results based upon an industry performance measure referred to as Funds from Operations (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, and impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds from Operations (“Core FFO”), as FFO, excluding acquisition costs, costs of early extinguishment of debt and costs associated with the Redemption of Preferred Stock. We define Normalized Funds from Operations (“Normalized FFO”), as Core FFO, excluding gains and losses realized on securities investments and certain one-time charges. FFO, Core FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO, Core FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and Normalized FFO and, accordingly, our FFO, Core FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO, Core FFO and Normalized FFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as alternatives to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three and nine months ended September 30, 2017 and 2016 are calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/17	9/30/16	9/30/17	9/30/16

Net Loss Attributable to Common Shareholders	$(5,179,423)	$(589,734)	$(6,883,500)	$(2,155,741)
Depreciation Expense	6,980,113	5,887,667	20,260,556	17,092,676
Loss on Sales of Depreciable Assets	18,898	572	29,540	23,510
FFO Attributable to Common Shareholders	1,819,588	5,298,505	13,406,596	14,960,445

Adjustments:
Acquisition Costs	-0-	51,360	-0-	51,360
Redemption of Preferred Stock	3,502,487	-0-	3,502,487	-0-
Core FFO Attributable to Common Shareholders	5,322,075	5,349,865	16,909,083	15,011,805

Adjustments:
Gain on Sales of Securities, net	(466,521)	(884,458)	(1,518,289)	(1,898,836)
Normalized FFO Attributable to Common Shareholders	$4,855,554	$4,465,407	$15,390,794	$13,112,969

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	9/30/17	9/30/16

Operating Activities	$29,090,188	$21,403,450
Investing Activities	(115,409,261)	(59,957,952)
Financing Activities	96,943,425	35,728,502

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

Item 6. Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: November 2, 2017	By:	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 2, 2017	By:	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

