Form 10-K
period 2017-12-31
UMH PROPERTIES, INC.
filed 2018-03-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

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

6.75% Series C Cumulative Redeemable Preferred Stock $.10 par value per share, $25 liquidation value per share – New York Stock Exchange

6.375% Series D Cumulative Redeemable Preferred Stock $.10 par value per share, $25 liquidation value per share – New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes No [  ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller	Smaller reporting company	[ ]
		reporting company)	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2017 was $570,225,929. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2017 was $522,718,594.

The number of shares outstanding of issuer’s common stock as of February 28, 2018 was 36,070,968 shares.

Documents Incorporated by Reference:

-Part III incorporates certain information by reference from the Registrant’s proxy statement for the 2018 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2017.

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

Narrative Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured homesites to private manufactured home owners. The Company also leases homes to residents, and through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales in its communities.

As of December 31, 2017, the Company owns and operates 112 manufactured home communities containing approximately 20,000 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

A manufactured home community is designed to accommodate detached, single-family manufactured homes. These manufactured homes are produced off-site by manufacturers and installed on sites within the communities. These homes may be improved with the addition of features constructed on-site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options. Each manufactured home owner leases the site on which the home is located from the Company. The Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance.

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

Typically, our leases are on an annual or month-to-month basis, renewable upon the consent of both parties. The community manager interviews prospective residents, collects rent and finance payments, ensures compliance with community regulations, maintains public areas and community facilities and is responsible for the overall appearance of the community. The homeowner is responsible for the maintenance of the home and leased site. As a result, our capital expenditures tend to be less significant relative to multi-family rental apartments. Manufactured home communities produce predictable income streams and provide protection from inflation due to the ability to annually increase rents.

Many of our communities compete with other manufactured home community properties located in the same or nearby markets that are owned and operated by other companies in our business. We generally monitor the rental rates and other terms being offered by our competitors and consider this information as a factor in determining our own rental rates. In addition to competing with other manufactured home community properties, our communities also compete with alternative forms of housing (such as apartments and single-family homes).

In connection with the operation of its communities, UMH also leases homes to prospective tenants. As of December 31, 2017, UMH owned a total of 5,600 rental homes, representing approximately 28% of its developed homesites. These rental homes are owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income from both the home and the site which might otherwise be non-income producing. The Company sells the rental homes when the opportunity arises.

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

Investment and Other Policies

The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the United States, but the Company has concentrated on the Northeast. Since 2010, we have tripled the size of our property portfolio from 28 communities with approximately 6,800 developed homesites to 112 communities with over 20,000 developed homesites. We are focused on acquiring communities with significant upside potential and leveraging our expertise to build long-term capital appreciation.

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

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during 2017 and, as of December 31, 2017, the Company does not own any of its own shares.

The Company also owns a portfolio of marketable REIT securities, which the Company generally limits to no more than approximately 20% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings provide diversification, additional liquidity and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company, from time to time, may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. As of December 31, 2017, the Company had borrowings of $37,157,467 under its margin line at 2.0% interest. The REIT securities portfolio is subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk and market price risk relating to equity securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk; however, this has not occurred during any periods presented. At December 31, 2017 and 2016, the Company had $132,964,276 and $108,755,172, respectively, of securities available for sale. Included in these securities are Preferred Stock of $5,377,522 and $13,028,200 at December 31, 2017 and 2016, respectively. The realized net gain on securities available for sale at December 31, 2017 and 2016 amounted to $1,747,528 and $2,285,301, respectively. The unrealized net gain on securities available for sale at December 31, 2017 and 2016 amounted to $11,519,582 and $16,717,171, respectively.

Regulations, Insurance and Property Maintenance and Improvement

Manufactured home communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, and regulations relating to operating water and wastewater treatment facilities at certain of our communities. We believe that each community has all material operating permits and approvals.

Our properties are insured against risks that may cause property damage and business interruption including events such as fire, business interruption, general liability and if applicable, flood. Our insurance policies contain deductible requirements, coverage limits and particular exclusions. It is the policy of the Company to maintain adequate insurance coverage on all of our properties; and, in the opinion of management, all of our properties are adequately insured. We also obtain title insurance insuring fee title to the properties in an aggregate amount which we believe to be adequate.

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2018 will be approximately $10 million.

Number of Employees

As of February 28, 2018, the Company had approximately 340 employees, including Officers. During the year, the Company hires approximately 50 part-time and full-time temporary employees as grounds keepers, lifeguards, and for emergency repairs.

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

Item 1A – Risk Factors

Our business faces many risks. The following risk factors may not be the only risks we face but address what we believe may be the material risks concerning our business at this time. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our shareholders could be materially and adversely affected and the market price per share of our stock could decline significantly. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Real Estate Industry Risks

General economic conditions and the concentration of our properties in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland may affect our ability to generate sufficient revenue. The market and economic conditions in our current markets may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. As a result of the geographic concentration of our properties in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

Other factors that may affect general economic conditions or local real estate conditions include:

●	the national and local economic climate, including that of the energy-market dependent Marcellus and Utica Shale regions, may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

●	local real estate market conditions such as the oversupply of manufactured homesites or a reduction in demand for manufactured homesites in an area;

●	the number of repossessed homes in a particular market;

●	the lack of an established dealer network;

●	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

●	the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;

●	zoning or other regulatory restrictions;

●	competition from other available manufactured home communities and alternative forms of housing (such as apartment buildings and single-family homes);

●	our ability to provide adequate management, maintenance and insurance;

●	increased operating costs, including insurance premiums, real estate taxes and utilities; and

●	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected. We acquire and intend to continue to acquire manufactured home communities on a select basis. Our acquisition activities and their success are subject to risks, including the following:

●	if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;

●	we may be unable to finance acquisitions on favorable terms;

●	acquired properties may fail to perform as expected;

●	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

●	acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

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

Our ability to sell manufactured homes may be affected by various factors, which may in turn adversely affect our profitability. S&F operates in the manufactured home market offering homes for sale to tenants and prospective tenants of our communities. The market for the sale of manufactured homes may be adversely affected by the following factors:

●	downturns in economic conditions which adversely impact the housing market;

●	an oversupply of, or a reduced demand for, manufactured homes;

●	the ability of manufactured home manufacturers to adapt to change in the economic climate and the availability of units from these manufacturers;

●	the difficulty facing potential purchasers in obtaining affordable financing as a result of heightened lending criteria; and

●	an increase or decrease in the rate of manufactured home repossessions which provide aggressively priced competition to new manufactured home sales.

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

Of the 112 manufactured home communities we currently operate, forty-two have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies. Currently, we are not subject to radon or asbestos monitoring requirements.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to federal income tax at regular corporate rates and possibly increased state and local taxes. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions to non-corporate shareholders would be subject to a top federal income tax rate of 20% (and potentially a Medicare tax of 3.8%), provided applicable requirements of the Code are satisfied. Furthermore, corporate shareholders may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code. Additionally, if we fail to qualify as a REIT, non-corporate stockholders would no longer be able to deduct up to 20% of our dividends (other than capital gain dividends and dividends treated as qualified dividend income), as would otherwise generally be permitted for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

The recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”), has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. Changes made by the Tax Act that could affect us and our shareholders include:

●	temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

●	permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

●	limiting our deduction for net operating losses to 80% of REIT taxable income (prior to the application of the dividends paid deduction);

●	generally limiting the deduction for net business interest expense in excess of 30% of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property); and

●	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the United States Treasury Department and the IRS, any of which could lessen or increase certain adverse impacts of the Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the Tax Act may adversely affect us, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.

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

Dividends on our capital stock do not qualify for the reduced tax rates available for some dividends. Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect our taxation or the dividends payable by us, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive an investment in us to be relatively less attractive than an investment in the stock of a non-REIT corporation that pays dividends, which could materially and adversely affect the value of the shares of, and per share trading price of, our capital stock. It should be noted that the recently enacted Tax Act provides for a deduction from income for individuals, trusts and estates up to 20% of certain REIT dividends, which reduces the effective tax rate on such dividends below the effective tax rate on interest, though the deduction is generally not as favorable as the preferential rate on qualified dividends.  The deduction for certain REIT dividends, unlike the favorable rate for qualified dividends, expires after 2025.

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

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our capital stock. Over the last several years, the U.S. stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financing to widen considerably. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our investment strategy accordingly. These types of events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of the common stock, preferred stock or debt securities. The potential disruptions in the financial markets may have a material adverse effect on the market value of the common stock and preferred stock, or the economy in general. In addition, the national and local economic climate, including that of the energy-market dependent Marcellus and Utica Shale regions, may be adversely impacted by, among other factors, plant closings and industry slowdowns, which may have a material adverse effect on the return we receive on our properties and investments, as well as other unknown adverse effects on us.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. As of December 31, 2017, the Company owns 112 manufactured home communities containing approximately 20,000 developed sites. The rents collectible from the land ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. There is a long-term trend toward larger manufactured homes. Manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2017.

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/17	Percentage	Developed	Acreage	Site at 12/31/17

Allentown	434	390	90%	76	-0-	$458
4912 Raleigh-Millington Road
Memphis, TN 38128

Arbor Estates	230	217	94%	31	-0-	$672
1081 North Easton Road
Doylestown, PA 18902

Auburn Estates	42	42	100%	13	-0-	$380
919 Hostetler Road
Orrville, OH 44667

Birchwood Farms	143	118	83%	28	-0-	$421
8057 Birchwood Drive
Birch Run, MI 48415

Boardwalk	195	185	95%	45	-0-	$355
2105 Osolo Road
Elkhart, IN 46514

Broadmore Estates	389	345	89%	93	19	$423
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	137	81%	37	2	$425
89 Valley Drive
Berwick, PA 18603

Brookview Village	134	120	90%	52	22	$501
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Candlewick Court	211	141	67%	40	-0-	$440
1800 Candlewick Drive
Owosso, MI 48867

Carsons	131	98	75%	14	4	$379
649 North Franklin St. Lot 105
Chambersburg, PA 17201

Catalina	463	249	54%	75	26	$411
6501 Germantown Road
Middletown, OH 45042

Cedarcrest	283	272	96%	71	30	$605
1976 North East Avenue
Vineland, NJ 08360--

Chambersburg I & II	99	76	77%	11	-0-	$383
5368 Philadelphia Ave Lot 34
Chambersburg, PA 17201

Chelsea	84	78	93%	12	-0-	$439
459 Chelsea Lane
Sayre, PA 18840

Cinnamon Woods	63	58	92%	10	67	$480
70 Curry Avenue
Conowingo, MD 21918

City View	57	53	93%	20	2	$306
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	114	98%	23	1	$389
60 N State Route 101
Tiffin, OH 44883

Collingwood	103	89	86%	20	-0-	$436
358 Chambers Road Lot 001
Horseheads, NY 14845

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/17	Percentage	Developed	Acreage	Site at 12/31/17

Colonial Heights	158	124	78%	31	1	$308
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	161	122	76%	36	28	$327
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	143	129	90%	27	-0-	$307
6605 State Route 5
Ravenna, OH 44266

Countryside Village	347	331	95%	89	63	$362
200 Early Road
Columbia, TN 38401

Cranberry Village	188	176	94%	36	-0-	$579
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	97	73	75%	19	-0-	$404
459 Chelsea Lane
Sayre, PA 18840

Cross Keys Village	132	111	84%	21	2	$413
259 Brown Swiss Circle
Duncansville, PA 16635

Crossroads Village	41	25	61%	9	-0-	$370
549 Chicory Lane
Mount Pleasant, PA 15666

Dallas Mobile Home Community	146	116	79%	21	-0-	$288
1104 N 4th Street
Toronto, OH 43964

Deer Meadows	98	88	90%	22	8	$303
1291 Springfield Road
New Springfield, OH 44443

D & R Village	235	211	90%	44	-0-	$567
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	55	53	96%	10	3	$332
425 Medina Street
Lodi, OH 44254

Evergreen Manor	67	50	75%	7	-0-	$312
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	47	94%	10	4	$335
9249 State Route 44
Mantua, OH 44255

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/17	Percentage	Developed	Acreage	Site at 12/31/17

Fairview Manor	317	300	95%	66	132	$616
2110 Mays Landing Road
Millville, NJ 08332

Forest Creek	167	163	98%	37	-0-	$451
855 E. Mishawaka Road
Elkhart, IN 46517

Forest Park Village	248	212	85%	79	-0-	$510
102 Holly Drive
Cranberry Township, PA 16066

Fox Chapel Village	122	88	72%	23	2	$350
7 Greene Drive
Cheswick, PA 15024

Frieden Manor	193	175	91%	42	22	$448
102 Frieden Manor
Schuylkill Haven, PA 17972

Green Acres	24	24	100%	6	-0-	$400
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	32	82%	9	-0-	$607
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	114	99%	19	-0-	$364
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	405	276	68%	79	-0-	$422
109 Main Street
Inkerman, PA 18640

High View Acres	158	125	79%	43	-0-	$370
399 Blue Jay Lane
Apollo, PA 15613

Highland	246	222	90%	42	-0-	$365
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	318	310	97%	98	65	$544
60 Old Route 22
Kutztown, PA 19530

Hillcrest Crossing	201	98	49%	60	16	$300
100 Lorraine Drive
Lower Burrell, PA 15068

Hillcrest Estates	222	146	66%	46	45	$400
14200 Industrial Parkway
Marysville, OH 43040

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/17	Percentage	Developed	Acreage	Site at 12/31/17

Hillside Estates	90	75	83%	29	20	$328
1033 Marguerite Lake Road
Greensburg, PA 15601

Holiday Village	266	254	95%	36	29	$486
201 Grizzard Avenue
Nashville, TN 37207

Holiday Village	326	258	79%	53	2	$439
1350 Co Road 3
Elkhart, IN 46514

Holly Acres Estates	153	137	90%	30	9	$355
7240 Holly Dale Drive
Erie, PA 16509

Hudson Estates	162	143	88%	19	-0-	$281
100 Keenan Road
Peninsula, OH 44264

Huntingdon Pointe	64	60	94%	42	7	$265
240 Tee Drive
Tarrs, PA 15688

Independence Park	92	86	93%	36	15	$346
355 Route 30
Clinton, PA 15026

Kinnebrook	237	225	95%	66	8	$565
351 State Route 17B
Monticello, NY 12701

Lake Sherman Village	237	223	94%	54	43	$425
7227 Beth Avenue, SW
Navarre, OH 44662

Lakeview Meadows	81	53	65%	21	32	$332
11900 Duff Road, Lot 58
Lakeview, OH 43331

Laurel Woods	207	161	78%	43	-0-	$383
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	62	55	89%	13	-0-	$348
11563 Back Massillon Road
Orrville, OH 44667

Maple Manor	316	244	77%	71	-0-	$374
18 Williams Street
Taylor, PA 18517

Marysville Estates	304	149	49%	58	-0-	$374
506 North Main Street
Marysville, OH 43040

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/17	Percentage	Developed	Acreage	Site at 12/31/17

Meadowood	123	109	89%	20	-0-	$384
9555 Struthers Road
New Middletown, OH 44442

Meadows	335	175	52%	61	-0-	$390
11 Meadows
Nappanee, IN 46550

Melrose Village	292	266	91%	71	-0-	$337
4400 Melrose Drive, Lot 301
Wooster, OH 44691

Melrose West	30	29	97%	27	3	$341
4455 Cleveland Road
Wooster, OH 44691

Memphis Blues (1)	144	25	17%	22	-0-	$400
1401 Memphis Blues Avenue
Memphis, TN 38127

Monroe Valley	44	43	98%	11	-0-	$483
1 Sunflower Drive
Ephrata, PA 17522

Moosic Heights	149	129	87%	35	-0-	$395
118 1st Street
Avoca, PA 18641

Mount Pleasant Village	115	109	95%	19	-0-	$315
549 Chicory Lane
Mount Pleasant, PA 15666

Mountaintop	39	38	97%	11	2	$556
1 Sunflower Drive
Ephrata, PA 17522

Mountain View (2)	-0-	-0-	N/A	-0-	220	$-0-
Van Dyke Street
Coxsackie, NY 12501

Oak Ridge Estates	204	199	98%	40	-0-	$450
1201 Country Road 15 (Apt B)
Elkhart, IN 46514

Oakwood Lake Village	79	65	82%	40	-0-	$428
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	125	115	92%	15	-0-	$396
26875 Bagley Road
Olmsted Falls, OH 44138

Oxford Village	224	218	97%	59	2	$654
2 Dolinger Drive
West Grove, PA 19390

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/17	Percentage	Developed	Acreage	Site at 12/31/17

Parke Place	363	305	84%	79	30	$355
2331 Osolo Road
Elkhart, IN 46514

Pine Ridge Village/Pine Manor	174	165	95%	50	30	$543
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	212	144	68%	38	-0-	$365
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	81	74%	21	9	$367
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	466	274	59%	101	-0-	$435
485 Patterson Lane
Belle Vernon, PA 15012

River Valley Estates	232	174	75%	60	-0-	$361
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	89	81	91%	31	1	$357
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	66	61	92%	17	66	$416
1198 Rostraver Road
Belle Vernon, PA 15012

Sandy Valley Estates	364	243	67%	102	10	$387
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	211	196	93%	25	-0-	$466
1508 Dickerson Road #L1
Nashville, TN 37207

Somerset Estates/Whispering Pines	249	192	78%	74	24	$359/$448
1873 Husband Road
Somerset, PA 15501

Southern Terrace	118	117	99%	26	4	$330
1229 State Route 164
Columbiana, OH 44408

Southwind Village (3)	249	243	98%	36	-0-	$400-$741
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	148	126	85%	37	24	$376
7140-29 Selby Road
Athens, OH 45701

	Number of	Sites				Approximate
	Developed	Occupied	Occupancy	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/17	Percentage	Developed	Acreage	Site at 12/31/17

Springfield Meadows	124	102	82%	43	77	$339
4100 Troy Road
Springfield, OH 45502

Suburban Estates	200	184	92%	36	-0-	$381
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	131	93%	25	1	$325
3305 Summit Road
Ravenna, OH 44266

Sunny Acres	207	190	92%	55	3	$369
272 Nicole Lane
Somerset, PA 15501

Sunnyside	65	54	83%	8	-0-	$638
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	128	120	94%	32	-0-	$508
512 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	136	96%	21	-0-	$453
27216 Cook Road Lot 1-A
Olmsted Township, OH 44138

Twin Pines	238	198	83%	48	2	$420
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	74	63	85%	13	16	$342
32 Valley High Lane
Ruffs Dale, PA 15679

Valley Hills	272	257	94%	66	67	$318
4364 Sandy Lake Road
Ravenna, OH 44266

Valley Stream	162	107	66%	37	6	$319
60 Valley Stream
Mountaintop, PA 18707

Valley View I	104	95	91%	19	-0-	$490
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	43	43	100%	7	-0-	$507
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Honey Brook	147	129	88%	28	13	$595
1 Mark Lane
Honey Brook, PA 19344

	Number of	Sites					Approximate
	Developed	Occupied	Occupancy		Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/17	Percentage		Developed	Acreage	Site at 12/31/17

Voyager Estates	259	150	58%		72	20	$339
1002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	198	158	80%		35	-0-	$539
3450 Howard Road Lot 21
Hamburg, NY 14075

Wayside	84	63	75%		16	5	$290
11900 Duff Road, Lot 58
Lakeview, OH 43331

Weatherly Estates	270	260	96%		41	-0-	$461
271 Weatherly Drive
Lebanon, TN 37087

Wellington Estates	207	116	56%		46	1	$285
58 Tanner Street
Export, PA 15632

Woodland Manor	148	86	58%		77	-0-	$362
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village (3)	156	144	92%		14	-0-	$602-$700
265 Route 35
Eatontown, NJ 07724

Woods Edge	597	325	54%		151	50	$369
1670 East 650 North
West Lafayette, IN 47906

Wood Valley	160	88	55%		31	56	$322
2 West Street
Caledonia, OH 43314

Worthington Arms	224	187	83%		36	-0-	$515
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	89	54	61%		14	59	$350
999 Balmer Road
Youngstown, NY 14174

Total	20,029	16,208	81.4	%(4)	4,372	1,530	$428	(5)

(1)	Community was closed due to an unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community.
(2)	We are currently seeking site plan approvals for approximately 220 sites for this property.
(3)	Community subject to local rent control laws.
(4)	Does not include sites at Memphis Blues.
(5)	Weighted average monthly rent per site.

The Company also has approximately 1,400 additional sites at its properties in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates manufactured home properties with an approximate cost of $764,439,000. These properties consist of 112 separate manufactured home communities and related improvements. No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Woods Edge with 597 developed sites, Port Royal Village with 466 developed sites, Catalina with 463 developed sites, Allentown with 434 developed sites and Heather Highlands with 405 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from the years 2018 to 2027, with a weighted average term of 6.9 years. Interest rates vary from fixed rates ranging from 3.71% to 6.5% and a variable rate of prime plus 1.0%. The weighted average interest rate on our mortgages, not including the effect of unamortized debt issuance costs, was approximately 4.2% and 4.3% at December 31, 2017 and 2016, respectively. The aggregate balances of these mortgages, net of unamortized debt issuance costs, total $304,895,117 and $293,025,592 at December 31, 2017 and 2016, respectively. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

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

Market Information

Since March 2, 2012, the Company’s common and preferred shares are traded on the New York Stock Exchange (“NYSE”), under the symbol “UMH”. Previously, the Company’s common and preferred shares were traded on the NYSE Amex. The per share range of high and low quotes for the Company’s common stock and distributions paid to common shareholders for each quarter of the last two years are as follows:

	2017			2016
	High	Low	Distribution	High	Low	Distribution

First Quarter	$15.35	$13.65	$0.18	$10.79	$9.00	$0.18
Second Quarter	17.90	14.84	0.18	11.26	9.53	0.18
Third Quarter	17.29	14.25	0.18	12.70	11.07	0.18
Fourth Quarter	16.06	14.02	0.18	15.50	11.28	0.18
			$0.72			$0.72

On February 28, 2018, the closing price of the Company’s stock was $11.68.

Shareholder Information

As of February 28, 2018, there were approximately 1,018 registered shareholders of the Company’s common stock based on the number of record owners.

Distributions and Dividends

We have historically paid regular quarterly distributions to holders of our common stock. In addition, we are obligated to make distributions to holders of our preferred stock. For the years ended December 31, 2017 and 2016, total distributions paid by the Company for common stock amounted to $23,639,397 or $0.72 per share (for income tax purposes, all was characterized as return of capital) and $20,018,822 or $0.72 per share (for income tax purposes, $0.09549 characterized as ordinary income, $0.01425 characterized as capital gains and $0.61026 characterized as return of capital), respectively.

It is the Company’s intention to continue making comparable quarterly distributions to holders of our common stock. On January 25, 2018, the Board of Directors declared a cash dividend of $0.18 per share to be paid on March 15, 2018 to common shareholders of record as of the close of business on February 15, 2018. Future dividend policy is dependent on the Company’s earnings, capital requirements, REIT requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 25, 2018, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Repurchase Program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the Repurchase Program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. There have been no purchases under the Repurchase Program to date.

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

The following table summarizes information, as of December 31, 2017, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	1,778,100	$11.60	613,500
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A
Total	1,778,100	$11.60	613,500

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five years to the FTSE NAREIT All REITs Index published by the National Association of Real Estate Investment Trusts (“NAREIT”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on December 31, 2012 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2017. The historical financial data has been derived from our historical financial statements. This following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

	2017	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Operating Data:

Rental and Related Income	$101,801,425	$90,679,557	$74,762,548	$63,886,010	$53,477,893
Sales of Manufactured Homes	10,846,494	8,534,272	6,754,123	7,545,923	8,727,214
Total Income	112,647,919	99,213,829	81,516,671	71,431,933	62,205,107
Community Operating Expenses	47,846,565	42,638,333	37,049,462	33,592,327	29,140,920
Community NOI (2)	53,954,860	48,041,224	37,713,086	30,293,683	24,336,973
Total Expenses	96,616,337	83,255,514	72,076,546	64,521,158	58,009,654
Interest Income	2,006,880	1,584,585	1,819,567	2,098,974	2,186,387
Dividend Income	8,134,898	6,636,126	4,399,181	4,065,986	3,481,514
Gain on Sales of Securities, net	1,747,528	2,285,301	204,230	1,542,589	4,055,812
Interest Expense	15,876,972	15,432,364	14,074,446	10,716,722	8,312,197
Net Income	12,668,034	11,534,559	2,144,205	4,237,803	5,836,823
Net Loss Attributable to Common Shareholders	(7,679,265)	(2,568,873)	(6,122,993)	(3,318,785)	(1,719,765)
Net Loss Attributable to Common Shareholders Per Share
Basic and Diluted	(0.24)	(0.10)	(0.24)	(0.15)	(0.09)

Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$41,341,162	$29,353,412	$25,708,212	$24,326,461	$11,238,088
Investing Activities	(152,919,761)	(77,567,390)	(148,674,626)	(56,033,767)	(110,365,339)
Financing Activities	130,604,097	45,894,673	121,419,519	32,174,955	95,706,570

Balance Sheet Data:

Total Investment Property	$764,438,633	$640,216,767	$577,709,074	$448,164,459	$365,824,412
Total Assets	823,881,326	680,444,818	600,317,390	476,040,197	405,851,968
Mortgages Payable, net of unamortized debt issuance costs	304,895,117	293,025,592	283,049,802	180,752,425	158,715,407
Loans Payable, net of unamortized debt issuance costs	84,704,487	58,285,385	57,862,206	77,128,880	48,915,527
Series A 8.25% Cumulative Redeemable Preferred Stock	-0-	91,595,000	91,595,000	91,595,000	91,595,000
Series B 8.0% Cumulative Redeemable Preferred Stock	95,030,000	95,030,000	45,030,000	-0-	-0-
Series C 6.75% Cumulative Redeemable Preferred Stock	143,750,000	-0-	-0-	-0-	-0-
Total Shareholders’ Equity	421,215,464	317,031,967	246,238,425	208,827,105	190,585,737

Other Information:

Average Number of Shares Outstanding
Basic and Diluted	32,675,650	27,808,895	25,932,626	22,496,103	18,724,321
Funds from Operations (2)	$19,959,411	$20,647,390	$12,834,786	$11,837,322	$9,943,156
Core Funds from Operations (2)	$23,461,898	$20,731,742	$14,267,036	$12,320,844	$11,398,698
Normalized Funds from Operations (2)	$21,714,370	$18,446,441	$14,187,806	$10,778,255	$7,342,886
Cash Dividends Per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72

(1)	Financial information has been revised to reflect certain reclassifications in prior periods to conform to the current period presentation.
(2)	Refer to Item 7, Supplemental Measures, contained in this Form 10-K for information regarding the presentation of community NOI, and for the presentation and reconciliation of funds from operations, core funds from operations and normalized funds from operations to net loss attributable to common shareholders.

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

2017 Accomplishments

●	Increased Rental and Related Income by 12.3%;
●	Increased Community Net Operating Income (“NOI”) by 12.3%;
●	Increased Same Property NOI by 7.6%;
●	Increased Same Property Occupancy by 150 basis points from 81.2% to 82.7%;
●	Increased home sales by 27.1%;
●	Acquired 11 communities containing approximately 2,000 homesites for a total cost of $63.3 million, including our first community in Maryland, bringing our total property portfolio to 112 manufactured home communities with over 20,000 developed homesites;
●	Completed Phase I of a redevelopment community, Memphis Blues, our first all rental community;
●	Increased our rental home portfolio by 948 homes to approximately 5,600 total rental homes, representing an increase of 20.3%;
●	Increased rental home occupancy by 150 basis points from 91.5% to 93.0%;
●	Reduced the weighted average interest rate on our mortgage debt from 4.3% to 4.2%;
●	Reduced the weighted average interest rate on our total debt from 4.1% to 4.0%;
●	Issued 5,750,000 shares of a new 6.75% Series C Cumulative Redeemable Preferred Stock, for net proceeds after deducting the underwriting discount and other estimated offering expenses, of approximately $139 million;
●	Redeemed our high coupon 8.25% Series A Preferred Stock, resulting in $1.4 million in annual preferred dividend savings;
●	Issued 1,400,000 shares of our common stock raising net proceeds of $22.5 million, in conjunction with our inclusion in the MSCI REIT Index;
●	Raised $60.4 million through our Dividend Reinvestment and Stock Purchase Plan;
●	Reduced our Net Debt to Total Market Capitalization from 35.4% to 31.7% and our Net Debt Less Securities to Total Market Capitalization from 24.3% to 20.2%; and,
●	Increased our total market capitalization to $1.2 billion, representing an increase of 18%.

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

Our communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica shale regions. During the year ended December 31, 2017, we purchased eleven manufactured home communities, for an aggregate purchase price of $63,290,000. These acquisitions added approximately 2,000 developed homesites to our portfolio, bringing our total to 112 communities containing approximately 20,000 developed homesites.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of home sales, and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. The Company also invests in securities of other REITs which the Company generally limits to no more than approximately 20% of its undepreciated assets.

Occupancy in our properties, as well as our ability to increase rental rates, directly affects revenues. In 2017, total income increased 13.5% from the prior year and Community NOI (as defined below) increased 12.3% from the prior year, primarily due to the acquisition and rental programs in 2016 and 2017. Overall occupancy increased from 81.0% at December 31, 2016 to 81.4% at December 31, 2017. Same property occupancy, which includes communities owned and operated as of January 1, 2016, increased from 81.2% at December 31, 2016 to 82.7% at December 31, 2017. Overall occupancy includes communities acquired in 2017 at a weighted average occupancy of 67%.

Sales of manufactured homes are getting stronger and have increased by approximately 27%. Our sales operations have been impacted by limited chattel financing options available in our industry. This has affected the ability of homebuyers to qualify for manufactured home loans. We are optimistic that future regulatory changes may increase our consumer’s ability to qualify for loans to purchase homes which should result in increased demand. Demand for housing remains healthy, due to improvements in the economy, sustained wage and job growth and favorable interest rates. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As household formation strengthens and for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see increased demand for rental homes. During 2017, our portfolio of rental homes increased by 948 homes. Occupied rental homes represent approximately 32.2% of total occupied sites. Occupancy in rental homes continues to be strong and is at 93.0% as of December 31, 2017. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

Revenues also include interest and dividend income and realized gain on securities transactions, net. The Company holds a portfolio of marketable securities of other REITs with a fair value of $132,964,276 at December 31, 2017. The Company generally limits its marketable securities investments to no more than approximately 20% of its undepreciated assets. The REIT securities portfolio provides the Company with additional diversification, liquidity and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2017, the Company’s portfolio consisted of 4% REIT preferred stocks and 96% REIT common stocks.

The Company invests in these REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. As of December 31, 2017, the Company has borrowings of $37,157,467 under its margin line at 2.0% interest. The Company’s weighted average yield on the securities portfolio was approximately 7.4% at December 31, 2017. The Company realized a net gain of $1,747,528 on sale of securities in 2017 as compared to a net gain of $2,285,301 during 2016. At December 31, 2017, the Company had unrealized gains of $11,519,582 in its REIT securities portfolio.  The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities for investment on a long-term basis.

The Company continues to strengthen its balance sheet. During 2017, the Company raised approximately $60.4 million in new capital through the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Company also issued 1,400,000 shares of our common stock, raising net proceeds of $22.5 million, in conjunction with our inclusion in the MSCI REIT Index. This capital was used for general corporate purposes, which included purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties, and repayment of indebtedness on a short-term basis.

The Company also reduced its cost of capital in 2017 by issuing 5,750,000 shares of a new 6.75% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) for net proceeds of $139.0 million, and redeeming all of the 3,663,800 outstanding shares of its 8.25% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). This 150 basis point reduction will result in $1.4 million in annual preferred dividend savings going forward. Subsequent to yearend, UMH issued and sold 2,000,000 shares of a new 6.375% Series D Cumulative Redeemable Preferred Stock (Series D Preferred Stock), raising net proceeds from the offering after expenses of approximately $48.1 million.

At December 31, 2017, the Company had approximately $23.2 million in cash and cash equivalents and $15 million available on our credit facility, with an additional $75 million potentially available pursuant to an accordion feature. We also had $26.3 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory. In addition, we held approximately $133.0 million in marketable REIT securities encumbered by $37.2 million in margin loans. In general, the Company may borrow up to 50% of the value of the marketable securities.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then making physical improvements, including adding rental homes onto otherwise vacant sites. In 2016 and 2017, we have added a total of fourteen manufactured home communities to our portfolio, encompassing approximately 2,300 developed sites. These manufactured home communities were acquired with an average occupancy rate of 68%. The Company will utilize the rental home program to increase occupancy rates and improve operating results at these communities. There is no guarantee that any additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company’s lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Acquisitions in 2017

Hillcrest Estates and Marysville Estates	January 20, 2017	OH	532	$9,588,000	149	57%
Boardwalk and Parke Place	January 20, 2017	IN	559	24,437,000	155	77%
Hillcrest Crossing	January 24, 2017	PA	200	2,485,000	78	40%
Cinnamon Woods	May 31, 2017	MD	63	4,000,000	79	92%
Pennsylvania 5 Community Portfolio	December 22, 2017	PA	643	22,780,000	141	72%

Total 2017			1,997	$63,290,000	602	67%

Acquisitions in 2016

Lakeview Meadows and Wayside	September 1, 2016	OH	165	$2,954,000	98	64%
Springfield Meadows	December 19, 2016	OH	124	4,323,000	121	82%

Total 2016			289	$7,277,000	219	74%

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

The Company’s Community NOI is calculated as follows:

	2017	2016	2015	2014	2013

Rental and Related Income	$101,801,425	$90,679,557	$74,762,548	$63,886,010	$53,477,893
Community Operating Expenses	(47,846,565)	(42,638,333)	(37,049,462)	(33,592,327)	(29,140,920)

Community NOI	$53,954,860	$48,041,224	$37,713,086	$30,293,683	$24,336,973

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

The Company’s FFO, Core FFO and Normalized FFO are calculated as follows:

	2017	2016	2015	2014	2013

Net Income (Loss) Attributable to Common Shareholders	$(7,679,265)	$(2,568,873)	$(6,122,993)	$(3,318,785)	$(1,719,765)
Depreciation Expense	27,557,746	23,214,100	18,877,511	15,163,420	11,681,724
(Gain) Loss on Sales of Depreciable Assets	80,930	2,163	80,268	(7,313)	(18,803)
FFO	19,959,411	20,647,390	12,834,786	11,837,322	9,943,156

Adjustments:
Acquisition Costs	-0-	79,231	957,219	483,522	1,455,542
Early Extinguishment of Debt (1)	-0-	5,121	475,031	-0-	-0-
Redemption of Preferred Stock	3,502,487	-0-	-0-	-0-	-0-
Core FFO	23,461,898	20,731,742	14,267,036	12,320,844	11,398,698

Adjustments:
Gain on Sales of Securities, net	(1,747,528)	(2,285,301)	(204,230)	(1,542,589)	(4,055,812)
Settlement of Memphis Mobile
City Litigation (2)	-0-	-0-	125,000	-0-	-0-
Normalized FFO	$21,714,370	$18,446,441	$14,187,806	$10,778,255	$7,342,886

(1)	Included in Interest Expense on the Consolidated Statements of Income (Loss).
(2)	Included in Community Operating Expenses on the Consolidated Statements of Income (Loss).

Results of Operations

2017 vs. 2016

Rental and related income increased from $90,679,557 for the year ended December 31, 2016 to $101,801,425 for the year ended December 31, 2017, or 12%. This increase was due to the acquisitions during 2016 and 2017, as well as an increase in rental rates, same property occupancy and additional rental homes. During 2017, the Company raised rental rates by 3% to 4% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy has increased from 81.0% at December 31, 2016 to 81.4% at December 31, 2017. Overall occupancy includes communities acquired in 2017 and 2016, which had a weighted average occupancy of 67% and 74%, respectively, at the time of acquisition. Same property occupancy has increased from 81.2% at December 31, 2016 to 82.7% at December 31, 2017. The overall and same property occupancy rates is exclusive of the sites at Memphis Blues, which is under redevelopment due to a flood in 2011. Demand for rental homes continues to be strong. As of December 31, 2017, we had approximately 5,600 rental homes with an occupancy of 93.0%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates. Vacant sites allow for future revenue growth.

Community operating expenses increased from $42,638,333 for the year ended December 31, 2016 to $47,846,565 for the year ended December 31, 2017, or 12%. This increase was due to the acquisitions during 2016 and 2017.

Community NOI increased from $48,041,224 for the year ended December 31, 2016 to $53,954,860 for the year ended December 31, 2017, or 12%. This increase was primarily due to the acquisitions during 2016 and 2017 and an increase in rental rates, occupancy and rental homes. The Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) was 47.0% for both the years ended December 31, 2017 and 2016. Many acquisitions have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses are fixed costs, as occupancy rates continue to increase, these expense ratios will continue to improve. Because of the Company’s ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased from $8,534,272 for the year ended December 31, 2016 to $10,846,494 for the year ended December 31, 2017, or 27%. The total number of homes sold was 222 homes in 2017 as compared to 170 homes in 2016. There were 74 new homes sold in 2017 as compared to 61 in 2016. The Company’s average sales price was $48,858 and $50,202 for the years ended December 31, 2017 and 2016, respectively. Cost of sales of manufactured homes increased from $6,466,520 for the year ended December 31, 2016 to $8,471,190 for the year ended December 31, 2017, or 31%. The gross profit percentage was 22% and 24% for 2017 and 2016, respectively. Selling expenses remained relatively stable at $3,095,155 for the year ended December 31, 2017 as compared to $2,852,405 for the year ended December 31, 2016. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) decreased from $1,444,076 for the year ended December 31, 2016 to $1,147,501 for the year ended December 31, 2017, an improvement of 21%. The losses on sales include selling expenses of approximately $3.1 million for the year ended December 31, 2017. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Sales of manufactured homes have not yet returned to pre-recession levels. The U.S. homeownership rate was 64.2% in the fourth quarter of 2017, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market has strengthened and conventional home prices continue their rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses increased from $8,004,925 for the year ended December 31, 2016 to $9,645,681 for the year ended December 31, 2017, or 21%. This increase was primarily due to an increase in personnel and personnel costs, as headcount increased in connection with the Company's growth, and an increase in non-cash stock compensation expense. Stock compensation expense increased from $1,064,678 for the year ended December 31, 2016 to $1,314,491 for the year ended December 31, 2017. These increases were primarily due to the increase in our stock price during the year, which increased the fair value of options granted. The weighted-average fair value of options granted increased from $0.81 per share for the year ended December 31, 2016 to $1.81 for the year ended December 31, 2017. Additionally, the Founder and Chairman of the Board was granted a discretionary stock option award of 100,000 shares, as well as 1,100 shares of restricted stock. Although these awards are usually recognized over the vesting period, the entire compensation cost of approximately $201,000 was recognized at the time of grant since he is of retirement age. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) remains in line at 7.8% and 7.4% at December 31, 2017 and 2016, respectively.

Acquisition Costs amounted to $-0- for the year ended December 31, 2017 and $79,231 for the year ended December 31, 2016. As a result of the adoption of Accounting Standards Update 2017-01 “Business Combinations (Topic 805) Clarifying the Definition of a Business” prospectively as of January 1, 2017, we account for our property acquisitions as acquisitions of assets and no longer account for our property acquisitions as business combinations. In an acquisition of assets, certain acquisition costs are capitalized to real estate investments as part of the purchase price as opposed to being expensed as Acquisition Costs under the previous accounting treatment for business combinations.

Depreciation expense increased from $23,214,100 for the year ended December 31, 2016 to $27,557,746 for the year ended December 31, 2017, or 19%. This increase was primarily due to the acquisitions and the increase in rental homes during 2016 and 2017.

Interest income increased from $1,584,585 for the year ended December 31, 2016 to $2,006,880 for the year ended December 31, 2017, or 27%. This increase was primarily due to an increase in the average balance of notes receivable from $18.3 million for the year ended December 31, 2016 to $21.2 million for the year ended December 31, 2017.

Dividend income increased from $6,636,126 for the year ended December 31, 2016 to $8,134,898 for the year ended December 31, 2017, or 23%. This increase was due to an increase in the average balance of securities from $91.9 million for the year ended December 31, 2016 to $120.9 million for the year ended December 31, 2017. The dividends received from our securities investments were at a weighted average yield of 7.4% and 6.8% as of December 31, 2017 and 2016, respectively.

Realized gain on sales of securities, net consists of the following:

	Year Ended December 31,
	2017	2016

Gross realized gains	$1,749,034	$2,287,454
Gross realized losses	(1,506)	(2,153)

Total Gain on Securities Transactions, net	$1,747,528	$2,285,301

The Company had an accumulated net unrealized gain on its securities portfolio of $11,519,582 as of December 31, 2017.

Other income increased from $504,759 at December 31, 2016 to $705,048 at December 31, 2017. The increase is mainly due to an upfront oil and gas bonus payment of $251,680 that the Company received at one of its communities.

Interest expense remained relatively stable for the year ended December 31, 2017 as compared to the year ended December 31, 2016. During the year, we obtained 3 new mortgage loans, and assumed 1 loan in conjunction with an acquisition, totaling $47 million. The average balance of mortgages payable was approximately $299 million during 2017 as compared to approximately $288 million during 2016. The weighted average interest rate on its mortgages, not including the effect of unamortized debt issuance costs, was 4.2% at December 31, 2017 as compared to 4.3% at December 31, 2016.

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

Interest expense increased from $14,074,446 for the year ended December 31, 2015 to $15,432,364 for the year ended December 31, 2016, or 10%. This increase was primarily due to the new mortgage loans for the community acquisitions as well as additional community financings/refinancings in 2016. During the year, we obtained 4 new mortgage loans totaling $32 million. The average balance of mortgages payable was approximately $288 million during 2016 as compared to approximately $235 million during 2015. The increase in interest expense was partially offset by the decrease in the weighted average interest rate on its mortgages which was 4.3%, not including the effect of unamortized debt issuance costs, at December 31, 2016 as compared to 4.5% at December 31, 2015.

Liquidity and Capital Resources

The Company operates as a REIT deriving its income primarily from real estate rental operations. The Company’s principal liquidity demands have historically been, and are expected to continue to be, payments of expenses relating to real estate operations, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured homes, investment in debt and equity securities of other REITs, financing of manufactured home sales and distribution requirements. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and securities portfolio, the sale of real estate investments and securities, financing and refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, and access to the capital markets.

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

The Company continues to strengthen its capital and liquidity positions. The Company has a DRIP in which participants can purchase stock from the Company at a price of approximately 95% of market. During 2017, amounts received, including dividends reinvested of $2.9 million, totaled $60.4 million. The Company also issued 1,400,000 shares of its common stock in a registered direct placement, raising net proceeds of $22.5 million and 5,750,000 shares of its Series C Preferred Stock in an underwritten registered public offering, raising net proceeds of approximately $139 million. The net proceeds from the issuance of the Series C Preferred Stock were primarily used to redeem all of the 3,663,800 outstanding shares of the Company’s Series A Preferred Stock. This 150 basis point reduction will result in $1.4 million in annual preferred dividend savings going forward. Subsequent to yearend, UMH issued and sold 2,000,000 shares of a new Series D Preferred Stock, raising net proceeds of approximately $48.1 million.

On March 28, 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The new facility provides for an increase from $35 million in available borrowings to $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. As of December 31, 2017, $15 million was available on this credit facility. Subsequent to yearend, UMH repaid $20 million of the facility, resulting in an availability of $35 million, with an additional $75 million potentially available pursuant to an accordion feature.

The Company has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $10 million revolving line of credit for the financing of homes, of which $4 million was utilized at December 31, 2017, and revolving credit facilities totaling $28.5 million to finance inventory purchases, of which $2.2 million was utilized at December 31, 2017.

During 2017, the Company closed on three mortgage loans with gross proceeds of $44.4 million. These loans have a weighted average interest rate of 4.28%, a weighted average maturity of 10 years and were secured by 9 communities. We also paid off three maturing mortgage loans of approximately $27.8 million, with a weighted average interest rate of 5.55%, secured by 17 communities. In conjunction with an acquisition, the Company also assumed a $2.4 million 6.35% mortgage loan which matures on February 1, 2023.

As of December 31, 2017, the Company had $23.2 million of cash and cash equivalents and securities available for sale of $133.0 million encumbered by $37.2 million in margin loans. The Company owns 112 communities of which 43 are unencumbered. As of December 31, 2017, the Company had one mortgage due in 2018, which was paid off subsequent to yearend. The Company’s marketable securities and non-mortgaged properties provide us with additional liquidity. The Company believes that cash on hand, funds generated from operations, the DRIP and capital market, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2017, total investment property increased 19% or $124.2 million. The Company made acquisitions of eleven manufactured home communities totaling approximately 2,000 developed sites at an aggregate purchase price of $63.3 million. These acquisitions were funded through new mortgages, the use of our unsecured credit facility and the issuance of preferred stock. See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 5 of the Notes to Consolidated Financial Statements for related debt transactions. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of common or preferred stock. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in rental homes and as of December 31, 2017 the Company owns approximately 5,600 rental homes, or approximately 28% of our total homesites. During 2017, our rental home portfolio increased by 948 homes or $44.1 million. The Company markets these rental homes for sale to existing residents. The Company estimates that in 2018 it will purchase approximately 800 manufactured homes to use as rental units for a total cost, including setup, of approximately $32 million. Rental home rates on new homes range from $700-$1,200 per month, including lot rent, depending on size, location and market conditions. During 2017, the Company also invested approximately $18 million in other improvements to our communities.

Additionally, the Company invests in marketable debt and equity securities of other REITs. The REIT securities portfolio provides the Company with additional liquidity and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.  The Company generally limits its marketable securities investments to no more than approximately 20% of its undepreciated assets.  During 2017, the securities portfolio increased 22% or $24.2 million primarily due to purchases of $45.1 million, partially offset by sales of securities with a cost of $15.7 million and a decrease in the net unrealized gain of $5.2 million. The Company recognized gains on sales of securities of $1.7 million in addition to the dividend income earned of $8.1 million. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. At December 31, 2017, $37.2 million was outstanding on the margin loan at a 2.0% interest rate.

The following table summarizes cash flow activity for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015

Net Cash Provided by Operating Activities	$41,341,162	$29,353,412	$25,708,212
Net Cash Used by Investing Activities	(152,919,761)	(77,567,390)	(148,674,626)
Net Cash Provided by Financing Activities	130,604,097	45,894,673	121,419,519
Net Increase (Decrease) in Cash and Cash Equivalents	$19,025,498	$(2,319,305)	$(1,546,895)

Net cash provided by operating activities increased by $12.0 million and $3.6 million in 2017 and 2016, respectively. The overall increases were primarily due to the increases in income from operations generated from acquisitions and increased rental homes.

Net cash used by investing activities increased by $75.4 million in 2017 primarily due to an increase in acquisitions of manufactured home communities and an increase in our REIT securities portfolio. Net cash used by investing activities decreased by $71.1 million in 2016 primarily due to a decrease in acquisitions of manufactured home communities.

Net cash provided by financing activities increased by $84.7 million in 2017 to $130.6 million. The Company received $60.4 million, including dividends reinvested, through the DRIP, issued 1,400,000 shares of its common stock in a registered direct placement, raising net proceeds of $22.5 million, and issued 5,750,000 shares of its Series C Preferred Stock in an underwritten registered public offering, raising net proceeds of approximately $139 million. $91.6 million of the net proceeds from the issuance of the Series C Preferred Stock was used to redeem all of the 3,663,800 outstanding shares of the Series A Preferred Stock. During 2017, the Company also distributed to our common shareholders a total of $23.6 million, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2018 will be comparable to 2017. In addition, the Company also paid $16.7 million in preferred dividends.

Net cash provided by financing activities decreased by $75.5 million in 2016 to $45.9 million primarily due to the financing/refinancing of 4 communities for $32 million in 2016 as compared to 21 communities for $139 million in 2015.

Cash flows were primarily used for purchases of manufactured home communities, capital improvements, payment of dividends, purchases of securities available for sale, purchase of inventory and rental homes, loans to customers for the sales of manufactured homes, and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

Cash flows used for capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions and rental home purchases, the Company is budgeting approximately $10 million in capital improvements for 2018.

The Company’s significant commitments and contractual obligations relate to its mortgages and loans payable, acquisitions of manufactured home communities, retirement benefits, and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has 1,500 acres of undeveloped land which it could develop over the next several years. The Company continues to analyze the best use of its vacant land.

As of December 31, 2017, the Company had total assets of $823.9 million and total liabilities of $402.7 million. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2017:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages Payable	$308,460,786	$6,744,175	$26,971,684	$34,268,639	$240,476,288
Interest on Mortgages Payable	83,015,560	13,127,126	24,582,494	21,895,995	23,409,945
Loans Payable	84,765,824	2,776,329	44,033,478	656,348	37,299,669
Interest on Loans Payable	9,841,734	2,602,684	4,613,783	1,760,062	865,205
Operating Lease Obligations	945,440	214,800	435,280	295,360	-0-
Retirement Benefits	450,000	-0-	-0-	-0-	450,000

Total	$487,479,344	$25,965,114	$100,636,719	$58,876,404	$302,501,107

Mortgages payable represents the principal amounts outstanding based on scheduled payments. The interest rates on these mortgages vary from fixed rates ranging from 3.71% to 6.5% and a variable rate of Prime plus 1.0%. The weighted average interest rate, not including the effect of unamortized debt issuance costs, was approximately 4.2% at December 31, 2017. As of December 31, 2017, the weighted average loan maturity of the mortgage payable is 6.9 years.

Loans payable represents $35,000,000 outstanding on the Company’s unsecured line of credit with an interest rate ranging from LIBOR plus 1.75% to 2.50% or Prime plus 0.75% to 1.50%, based on the Company’s overall leverage (interest rate of 3.36% as of December 31, 2017); $37,157,467 outstanding on its margin line with an interest rate of 2.0% at December 31, 2017; $2,239,315 outstanding on the Company’s revolving credit agreements to finance inventory with interest rates ranging from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 6.74% as of December 31, 2017); $421,930 loans outstanding for the finance of rental homes with an interest rate of 6.99% at December 31, 2017; $3,969,329 outstanding on its commercial term loan with an interest rate of 4.625% at December 31, 2017; $4,000,000 outstanding on the Company’s revolving line of credit secured by eligible notes receivables with an interest rate of prime plus 50 basis points (interest rate of 4.75% as of December 31, 2017); and $1,977,783 outstanding on its automotive loans with a weighted average interest rate of 4.05%.

Operating lease obligations represent a lease with a related party for the Company’s corporate offices. On May 1, 2015, the Company renewed this lease for additional space and for an additional seven-year term with monthly lease payments of $14,900 through April 30, 2020 and $15,300 through April 30, 2022. On July 1, 2017, the Company entered into a lease for additional office space adjacent to its existing corporate office space requiring monthly lease payments of $1,275 through April 30, 2020 and $1,310 through April 30, 2022. On February 14, 2018, the Company entered into a lease for additional office space adjacent to its existing corporate office space requiring monthly lease payments of $1,800 through April 30, 2020 and $1,850 through April 30, 2022. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. Management believes that the aforesaid rent is no more than what the Company would pay for comparable space elsewhere.

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

Real Estate Investments

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant & Equipment (“ASC 360-10”) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2017 should be accounted for as acquisitions of assets. As such, transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2017, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The Company’s securities consist primarily of common and preferred stock of other REITs. These securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities are classified among three categories: Held-to-maturity, trading and available-for-sale. As of December 31, 2017 and 2016, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in net unrealized holding gains and losses are reflected as comprehensive income (loss). On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. Upon adoption of ASU 2016-01, the Company anticipates that these securities will continue to be measured at fair value; however, the change in the unrealized net holding gains and losses will be recognized through net income.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s principal market risk exposure is interest rate risk. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control contribute to interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

The following table sets forth information as of December 31, 2017, concerning the Company’s mortgages payable, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Fixed Rate	Weighted Average Fixed		Variable Rate	Total
	Carrying Value	Interest Rate		Carrying Value	Long-Term Debt

2018	$-0-	N/A		$16,606	$16,606
2019	2,633,665	5.68%		-0-	2,633,665
2020	12,144,422	5.94%		-0-	12,144,422
2021	2,194,312	6.50%		-0-	2,194,312
2022	20,904,217	4.42%		-0-	20,904,217
Thereafter	270,567,564	4.12%		-0-	270,567,564
Total	$308,444,180	4.24	%(1)	$16,606	$308,460,786
Estimated Fair Value	$303,741,677			$16,606	$303,758,283

(1)	Weighted average interest rate, not including the effect of unamortized debt issuance costs. The weighted average interest rate, including the effect of unamortized debt issuance costs, at December 31, 2017 was 4.29%.

The Company’s variable rate mortgage totals approximately $17,000 as of December 31, 2017. Interest rates on this mortgage is Prime plus 1%. If prime increased or decreased by 1.0%, the Company believes its interest expense would not be materially impacted based on the balance of the variable rate long-term debt outstanding at December 31, 2017.

On March 28, 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The new unsecured revolving credit facility (the “Facility”) was syndicated with BMO Capital Markets (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent. The Facility provides for an increase from $35 million in available borrowings to $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. The maturity date of the Facility is March 27, 2020, with a one year extension option. Borrowings will bear interest at the Company’s option of LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, based on the Company’s overall leverage. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 2% or at BMO’s prime lending rate plus 1%. The amount outstanding under this Facility was $35 million at December 31, 2017.

The Company also has approximately $6.2 million in variable rate debt. This debt primarily consists of approximately $2.2 million outstanding on our inventory financing lines with interest rates ranging from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 6.74% as of December 31, 2017) and $4 million outstanding on our revolving line of credit to finance home sales with an interest rate of prime plus 50 basis points (interest rate of 4.75% as of December 31, 2017). The carrying value of the Company’s variable rate debt approximates fair value at December 31, 2017. Additionally, at December 31, 2017, the Company has fixed rate debt consisting of $4 million outstanding on its commercial term loan with an interest rate of 4.625%, approximately $400,000 loan outstanding for the financing of rental homes with an interest rate of 6.99% and approximately $2 million outstanding on its automotive loans with a weighted average interest rate of 4.05%.

The Company invests in equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company generally limits its marketable securities investments to no more than approximately 20% of its undepreciated assets. All securities are classified as available for sale and are carried at fair value.

The Company obtains margin loans secured by its marketable securities. The interest rate on the margin account is the bank’s margin rate and was 2.0% at December 31, 2017 and 2016. There was $37.2 million outstanding on the margin loans as of December 31, 2017. As of December 31, 2017, the value of marketable securities was $133 million. In general, the Company may borrow up to 50% of the value of the marketable securities.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2017	March 31	June 30	September 30	December 31

Total Income	$26,448,549	$28,817,848	$28,684,937	$28,696,585
Total Expenses	22,485,487	24,858,243	24,704,729	24,567,878
Other Income (Expense)	(1,653,136)	(383,472)	(699,309)	(546,701)
Net Income	2,285,546	3,589,871	3,262,001	3,530,616
Net Loss Attributable to Common Shareholders	(1,504,201)	(199,876)	(5,179,423)	(795,765)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	(0.05)	(0.01)	(0.15)	(0.03)

2016	March 31	June 30	September 30	December 31

Total Income	$23,504,374	$25,210,707	$25,355,051	$25,143,697
Total Expenses	19,876,382	21,176,977	21,567,389	20,634,766
Other Income (Expense)	(1,743,611)	(937,242)	(587,077)	(1,153,663)
Net Income	1,906,469	3,051,462	3,200,013	3,376,615
Net Loss Attributable to Common Shareholders	(883,278)	(682,729)	(589,734)	(413,132)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	(0.03)	(0.03)	(0.02)	(0.02)

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2017 and 2016.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2017.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, including the possibility of collusion or improper management override of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and our report dated March 8, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PKF O’Connor Davies, LLP

March 8, 2018

New York, New York

(c) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – Other Information

The following is a summary of additional material United States federal income tax considerations with respect to UMH Properties, Inc.

Additional United States Federal Income Tax Considerations

The Tax Cuts and Jobs Act

On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act” or the “Act”) was signed into law. The Tax Act makes major changes to the Code, including a number of provisions of the Code that may directly or indirectly affect the taxation of REITs and their shareholders. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their shareholders is uncertain, and may not become evident for some period of time. While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that may or may not be revised in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will be able to issue administrative guidance on the changes made in the Tax Act. Prospective investors should consult their tax advisors regarding the implications of the Tax Act on their investment.

Revised Individual Tax Rates and Deductions

The Tax Act creates seven income tax brackets for individuals ranging from 10 percent to 37 percent that generally apply at higher thresholds than current law. For example, the highest 37 percent rate applied to joint return filer incomes above $600,000, instead of the highest 39.6 percent rate that applies to incomes above $470,700 under pre-Tax Act law. The maximum 20 percent rate that applies to long-term capital gains and qualified dividend income is unchanged, as is the 3.8 percent tax on net investment income.

The Act also eliminates personal exemptions, but nearly doubles the standard deduction for most individuals (e.g. the standard deduction for joint return filers rises from $12,700 in 2017 to $24,000 upon the Act’s effectiveness). The Act also eliminates many itemized deductions, limits individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers (with a special provision to prevent 2017 deductions for prepayment of 2018 state or local income taxes), and limits the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions on home equity debt are eliminated. Charitable deductions are generally preserved. The phaseout of itemized deductions based on income is eliminated.

The Tax Act does not eliminate the individual alternative minimum tax, but it raises the exemption and exemption phaseout threshold for application of the tax.

These individual income tax changes are generally effective beginning in 2018, but without further legislation, they will expire, or sunset, after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the Tax Act, individuals, trusts, and estates generally may deduct 20 percent of “qualified business income” (generally, domestic trade or business income other than certain investment items) of a partnership, S corporation, or sole proprietorship. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20 percent of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with taxable income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of: (i) 50 percent of the taxpayer’s proportionate share of total wages from a partnership, S corporation or sole proprietorship, or (ii) 25 percent of the taxpayer’s proportionate share of such total wages plus 2.5 percent of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. The deduction for qualified REIT dividends is not subject to these wage and basis limitations. The deduction, if allowed in full, equates to a maximum 29.6 percent tax rate on domestic qualified business income of partnerships, S corporations, or sole proprietorships, and a maximum 29.6 percent tax rate on REIT dividends. As with the other individual income tax changes, the deduction provisions are effective beginning in 2018. Without further legislation, the deduction sunsets after 2025.

Net Operating Loss Modifications

Net operating loss (“NOL”) provisions are modified by the Tax Act. The Act limits the NOL deduction to 80 percent of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law) but allows indefinite NOL carryforwards. The new NOL rules apply beginning in 2018.

Corporate Tax Rate Lowered to 21 percent; Elimination of Corporate Alternative Minimum Tax

The Tax Act reduces the 35 percent maximum corporate income tax rate to a flat 21 percent corporate rate and reduces the dividends-received deduction for certain corporate subsidiaries. The Act also permanently eliminates the corporate alternative minimum tax. These provisions are effective beginning in 2018.

Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer Asset Cost Recovery Periods

The Tax Act limits a taxpayer’s net interest expense deduction to 30 percent of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for the unused deduction limitation at the partnership level. The Act allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 20-year recovery period for related improvements described below. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applies beginning in 2018.

Maintains Cost Recovery Period for Buildings; Reduced Cost Recovery Periods for Tenant Improvements; Increased Expensing for Equipment

For taxpayers that do not use the Act’s real property trade or business exception to the business interest deduction limits, the Act maintains the current 39-year and 27.5-year straight line recovery periods for nonresidential real property and residential rental property, respectively, and provides that tenant improvements for such taxpayers are subject to a general 15-year recovery period. Also, the Act temporarily allows 100 percent expensing of certain new or used tangible property through 2022, phasing out at 20 percent for each following year (with an election available for 50 percent expensing of such property if placed in service during the first taxable year ending after September 27, 2017). The changes apply, generally, to property acquired after September 27, 2017 and placed in service after September 27, 2017.

Like Kind Exchanges Retained for Real Property, but Eliminated for Most Personal Property

The Tax Act continues the deferral of gain from the like kind exchange of real property, but provides that foreign real property is no longer “like kind” to domestic real property. Furthermore, the Act eliminates like kind exchanges for personal property. These changes are effective generally for exchanges completed after December 31, 2017, with a transition rule allowing such exchanges where one part of the exchange is completed on or prior to December 31, 2017.

Technical Terminations of Partnerships

For tax years beginning after January 1, 2018, the Tax Act permanently repeals the technical termination rule for partnerships. The technical termination rule provided that a partnership (or limited liability company (“LLC”) taxed as a partnership) terminated for tax purposes (and a new partnership is deemed to be created) if there was a sale or exchange of 50 percent or more of the total interest in the partnership (or LLC) capital and profits in a 12-month period.

International Provisions: Modified Territorial Tax Regime

The Act moves the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion.

Accrual of Income

Under the Tax Act, the Company generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

Other Provisions

The Tax Act makes other significant changes to the Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions are effective beginning in 2018, but without further legislation, sunset after 2025.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The Company will file its definitive Proxy Statement for its 2018 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the captions “ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

The following are the Directors and Executive Officers of the Company as of December 31, 2017:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Jeffrey A. Carus	54	Independent Director (2). Founder and Managing Partner of JAC Partners, LLC (2009 to present); Founder and Managing Member of JAC Management, LLC (1998 to present); Principal of Advalurem Group (2012-2014); Prior affiliations with CW Capital and Credit Suisse. Mr. Carus’ extensive experience in real estate finance and investment is the primary reason, among others, why Mr. Carus serves on our Board.	2011	II
Anna T. Chew	59	Vice President and Chief Financial Officer (1995 to present), Controller (1991 to 1995) and Director. Certified Public Accountant; Interim Chief Financial Officer (March 2012 to July 2012), Treasurer (2010 to 2013), Chief Financial Officer (1991 to 2010) and Director (1993 to 2004, and 2007 to 2017) of Monmouth Real Estate Investment Corporation, an affiliated company. Ms. Chew’s extensive public accounting, finance and real estate industry experience is the primary reason, among others, why Ms. Chew serves on our Board.	1995	III

Matthew I. Hirsch	58	Presiding Independent Director (2). Attorney at Law (1985 to present) Law Office of Matthew I. Hirsch. Adjunct Professor of Law, Delaware Law School of Widener University (1993 to present); Director (2000 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Hirsch’s experience with real estate transactions, legal issues relating to real estate and the real estate industry is the primary reason, among others, why Mr. Hirsch serves on our Board.	2013	II
Craig Koster	42	General Counsel and Secretary (2015 to present), In-house Counsel (2012 to 2014). Attorney at Law (2001 to present); Assistant Corporation Counsel at the New York City Law Department (2007 to 2012).	N/A	N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Eugene W. Landy	84	Founder (1968), Chairman of the Board (1995 to present), President and Chief Executive Officer (1968 to 1995), and Director. Attorney at Law; Founder, Chairman of the Board and Director (1968 to present), President and Chief Executive Officer (1968 to 2013) of Monmouth Real Estate Investment Corporation, an affiliated company. As our founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is the primary reason, among others, why Mr. Landy serves on our Board.	1968	III

Michael P. Landy	55

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

			2011	I
Samuel A. Landy	57	President and Chief Executive Officer (1995 to present), Vice President (1991-1995) and Director. Attorney at Law; Director (1989 to present) of Monmouth Real Estate Investment Corporation, an affiliated company. Mr. Landy’s role as our President and Chief Executive Officer and his extensive experience in real estate investment, operations management and REIT leadership is the primary reason, among others, why Mr. Landy serves on our Board.	1992	III

Stuart D. Levy	48	Independent Director (2). Vice President in the Real Estate Finance Group at Helaba-Landesbank Hessen-Thuringen (2006 to present). Mr. Levy’s extensive real estate background is the primary reason, among others, why Mr. Levy serves on our Board.	2011	III

James E. Mitchell	77	Independent Director (2). Attorney at Law; General Partner, Mitchell Partners, L.P. (1979 to present); President, Mitchell Capital Management, Inc. (1987 to present); Director (2017 to present) of Aztec Land and Cattle Co., Ltd. Mr. Mitchell’s extensive experience in real estate investment is the primary reason, among others, why Mr. Mitchell serves on our Board.	2001	I

Kenneth K. Quigley, Jr.	59	Independent Director (2). Attorney at Law; President of Curry College (1996 to present); Director of Randolph Bancorp (2013 to present); Director of Central Bancorp (2010 to 2011). Mr. Quigley’s management, governance, law, accounting, finance and REIT experience is the primary reason, among others, why Mr. Quigley serves on our Board.	2016	II

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class Type (1)

Brett Taft	28	Vice President (2016 to present), Vice President -Acquisition and Property Integration (2013 to 2016). Member of the Board of Directors for CentraState Healthcare Foundation (2017 to present).	N/A	N/A

Stephen B. Wolgin	63	Independent Director (2). Managing Director of U.S. Real Estate Advisors, Inc., a real estate advisory services group based in New Jersey (2000 to present); Director (2003 to present) of Monmouth Real Estate Investment Corporation, an affiliated company; Prior Partner with the Logan Equity Distressed Fund (2007 to 2017); Prior affiliations with J.P. Morgan, Odyssey Associates, The Prudential Realty Group, Standard & Poor’s Corporation, and Grubb and Ellis. Mr. Wolgin’s extensive experience as a real estate and finance consultant and experience in the real estate industry are the primary reasons, among others, why Mr. Wolgin serves on our Board.	2007	I

(1)

Class I, II and III Directors have terms expiring at the annual meetings of the Company’s shareholders to be held in 2019, 2020 and 2018, respectively, and when their respective successors are duly elected and qualify.

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

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Jeffrey A. Carus, Stuart D. Levy, Kenneth K. Quigley, Jr. and Stephen B. Wolgin (Chairman). The Company’s Board of Directors has determined that Mr. Carus, Mr. Levy, Mr. Quigley and Mr. Wolgin are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the NYSE. The audit committee operates under the Audit Committee Charter which is available on the Company’s website at www.umh.reit. The charter is reviewed annually for adequacy.

Compensation Committee

The Company has a separately-designated standing compensation committee, consisting of four of our independent directors. The members of the compensation committee are Jeffrey A. Carus (Chairman), Stuart D. Levy, James E. Mitchell, and Stephen B. Wolgin. The Company’s Board of Directors has determined that all members of the compensation committee are independent as required by the listing standards of the NYSE. The compensation committee operates under the Compensation Committee Charter which is available on the Company’s website at www.umh.reit. The charter is reviewed annually for adequacy. The role of the compensation committee is discussed in greater detail below in the section on Executive Compensation.

Nominating and Corporate Governance Committee

The Company has a separately-designated standing nominating and corporate governance committee, consisting of four of our independent directors. The members of the nominating and corporate governance committee are Matthew I. Hirsch, Stuart D. Levy, James E. Mitchell, and Stephen B. Wolgin (Chairman). The Company’s Board of Directors has determined that all members of the nominating and corporate governance committee are independent as required by the listing standards of the NYSE. The nominating and corporate governance committee operates under the Nominating and Corporate Governance Committee Charter which is available on the Company’s website at www.umh.reit. The charter is reviewed annually for adequacy. Among its other responsibilities, the nominating and corporate governance committee identifies and evaluates candidates to be nominated as directors, which may include candidates put forward by shareholders. Qualifications for directors include, but are not limited to, a candidate’s judgment, skill, experience with businesses and organizations comparable to the Company, the interplay of the candidate’s experience with the experience of other Board members, the candidate’s independence according to the rules of the New York Stock Exchange, diversity, and the extent to which the candidate would be a desirable addition to the Board of Directors and any of its committees.

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

Corporate Governance Materials

Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are published on the Corporate Governance section on our website at www.umh.reit. The other information contained on, or available through, our website is not included as a part of, or incorporated by reference into, this Form 10-K.)

Item 11 – Executive Compensation

The Company will file its definitive Proxy Statement for its 2018 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

The following table highlights important aspects of our executive compensation program, which promote good governance and serve the interests of our shareholders.

Highlights

Cash bonus program for CEO and CFO tied to objective financial performance goals

Total executive compensation for our CEO is below the 25th percentile in the REIT industry based upon the 2017 NAREIT Compensation Survey.

Robust stock ownership guidelines and anti-hedging policy:

● CEO: 6x base salary

● Directors: 3x annual cash fee

● Directors, officers and employees are prohibited from the purchase or sale of puts, calls, options or other derivative securities, and from hedging or monetization transactions, such as forward sale contracts, in which the shareholder continues to own the underlying Company security without all the risks or rewards of ownership

No excessive perquisites or other benefits

No repricing or buyout of stock options

No excise tax gross-ups

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has been appointed to discharge the Board’s responsibilities relating to the compensation of the Company’s executive officers and directors. The Committee has the overall responsibility for approving and evaluating the executive compensation plans, policies and programs of the Company, and does not delegate this responsibility to any other person(s). The Committee’s primary objectives include serving as an independent and objective party to review such compensation plans, policies and programs. The Committee has not retained or obtained the advice of a compensation committee consultant for determining or recommending the amount of executive or director compensation.

Throughout this report, the individuals who served as the Company’s chief executive officer and chief financial officer during 2017, as well as certain other individuals included in the Summary Compensation Table presented below in Item 11 of this report, are sometimes referred to in this report as the “named executive officers.”

Compensation Philosophy and Objectives

The Committee believes that a well-designed compensation program should align the interests of the named executive officers with the interests of the shareholders, and that a significant part of the executives’ compensation, over the long term, should be dependent upon the value created for shareholders. In addition, all executives should be held accountable through their compensation for the performance of the Company, and compensation levels should also reflect the executive’s individual performance in an effort to encourage increased individual contributions to the Company’s performance. The compensation philosophy, as reflected in the Company’s employment agreements with its executives and the overall compensation program, is designed to motivate executives to focus on operating results and create long-term shareholder value by:

●	establishing a plan that attracts, retains and motivates executives through compensation that is competitive with comparable publicly-traded REITs;

●	rewarding executives for individual accomplishments and achievements;

●	linking a portion of executives’ compensation to the achievement of the Company’s business plan by using measurements of the Company’s operating results and shareholder return; and

●	building a pay-for-performance program that encourages and rewards successful initiatives within a team environment.

The salaries and bonuses in the Company’s executive employment agreements are consistent with the Committee’s philosophy and objectives.

The Committee believes that each of the above factors is important when determining compensation levels for named executive officers. The Committee reviews and approves the employment contracts for the Chairman of the Board, the President and Chief Executive Officer, and the Vice President and Chief Financial Officer, as well as other named executive officers, and reviews and approves the performance goals and objectives applicable to their performance-based compensation. The Committee annually evaluates performance of the named executive officers in light of those goals and objectives. The Committee considers the Company’s performance, relative stockholder return, the total compensation provided to comparable officers at similarly-situated companies, and compensation given to named executive officers in prior years.

The Committee believes executive compensation packages provided by the Company to its named executive officers should include both base salaries and annual bonus awards that reward corporate and individual performance, as well as give incentives to executives to meet or exceed established goals. As a result, an important portion of the Company’s compensation program is comprised of discretionary bonuses and equity awards as determined by the Committee in recognition of individual accomplishments and achievements, as well as overall Company performance.

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

Role of Executive Officers in Compensation Decisions

The Committee makes all final compensation decisions for the Company’s named executive officers. The Chairman of the Board and the President and Chief Executive Officer annually review the performance of the other named executive officers and then present their conclusions and recommendations to the Committee with respect to base salary adjustments, annual cash bonuses, stock options and restricted stock awards. The Committee exercises its own discretion in modifying any recommended adjustments or awards, but does consider the recommendations from management who work closely with the other named executive officers.

Role of Grants of Stock Options and Restricted Stock in Compensation Analysis

The Committee views the grant of stock options and restricted stock awards as a form of long-term compensation. The Committee believes that such grants promote the Company’s goal of retaining key employees, and align the key employees’ interests with those of the Company’s shareholders from a long-term perspective. The number of options or shares of restricted stock granted to each employee, and the performance or time-based vesting criteria associated with each grant, is determined by consideration of various factors including, but not limited to, the employee’s contribution, title, responsibilities and years of service. The Committee takes outstanding awards of stock options and restricted stock into account in making its compensation determinations.

Role of Employment Agreements in Determining Executive Compensation

Most of the Company’s currently employed named executive officers are parties to employment agreements. These agreements provide for base salaries, bonuses and customary fringe benefits. The employment agreements also provide for certain severance benefits in the event the named executive officer’s employment is terminated. Such severance benefits are designed to alleviate the financial impact of termination of employment, with the intent of providing for a stable work environment. Other key elements of the Company’s compensation program for the named executive officers are stock options, restricted stock awards and other benefits. Each of these is addressed separately below. In determining initial compensation, as incorporated into the employment agreements, the Committee considers all elements of a named executive officer’s total compensation package in comparison to current market practices and other benefits. In reviewing and setting compensation for the named executive officers, the Committee takes the terms of the employment agreements into consideration.

Shareholder Advisory Vote

One way to determine if the Company’s compensation program reflects the interests of shareholders is through their non-binding advisory vote on our executive compensation practices. At the Annual Meeting of Shareholders held on June 15, 2017, the Company’s shareholders approved by their advisory vote the compensation of the named executive officers.

Base Salaries

Base salaries are the principal fixed component of a named executive officer’s compensation, and are paid for ongoing day-to-day job responsibilities throughout the year. In order to compete for and retain talented executives who are critical to the Company’s long-term success, the Committee has determined that the base salaries of named executive officers should approximate those of executives of other equity REITs that compete with the Company for employees, investors and business, while also taking into account the named executive officers’ performance and tenure and the Company’s performance relative to its peer companies within the REIT industry using the Survey described above.

Bonuses

Performance-based Cash Bonus Awards

In addition to the provisions for base salaries under the terms of their employment agreements and discretionary cash bonuses awarded by the Committee in recognition of individual accomplishments and achievements, the President and Chief Executive Officer and the Vice President and Chief Financial Officer are entitled to receive annual cash bonuses for each year during the terms of each respective agreement. These bonuses are based on the achievement of certain performance goals set by the Committee as described below.

For the President and Chief Executive Officer:

Increase same store occupancy	0.75%	1.00%	1.25%
Bonus	$48,800	$97,600	$122,000
Increase same store revenue	3%	4%	5%
Bonus	$48,800	$97,600	$146,400
Increase same store rental units	400 units	500 units	600 units
Bonus	$97,600	$97,600	$122,000
Increase same store sales profit	Breakeven	Up to $500,000	Over $500,000
Bonus	$48,800	$48,800 plus 10% of profit	$98,800 plus 12% of profit over $500,000
Reduce and or maintain same store operating costs as a percentage of revenue	50%	50%	50%
Bonus	$97,600	$97,600	$97,600
Reduce and or maintain administrative expense as a percentage of total operating revenue	10%	10%	10%
Bonus	$97,600	$97,600	$97,600

Maximum Bonus Potential			$744,400

For the Vice President and Chief Financial Officer:

Increase same store occupancy	0.75%	1.00%	1.25%
Bonus	$37,200	$74,400	$93,500
Increase same store revenue	3%	4%	5%
Bonus	$37,200	$74,400	$112,700
Increase same store rental units	400 units	500 units	625 units
Bonus	$74,400	$74,400	$93,500
Increase same store sales profit	Breakeven	Up to $500,000	Over $500,000
Bonus	$37,200	$37,200 plus 10% of profit	$87,200 plus 12% of profit over $500,000
Reduce and or maintain same store operating costs as a percentage of revenue	50%	50%	50%
Bonus	$74,400	$74,400	$74,400
Reduce and or maintain administrative expense as a percentage of total operating revenue	10%	10%	10%
Bonus	$74,400	$74,400	$74,400

Maximum Bonus Potential			$595,700

Discretionary Cash Bonus Awards

The Committee also considers discretionary cash bonuses for the named executive officers. Discretionary cash bonuses awarded to the other named executive officers are based on recommendations made by the Chairman of the Board and the President and Chief Executive Officer, which are then considered and approved by the Committee in its discretion. The Company believes that short-term rewards in the form of cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and performance of the Company and the performance of the individual, which may include comparing such individual’s performance to the preceding year, reviewing the breadth and nature of the senior executives’ responsibilities and valuing special contributions by each such individual. In evaluating performance of the Company annually for purposes of discretionary cash bonuses, the Committee considers a variety of factors, including, among others, FFO, Core FFO, Normalized FFO, net income, growth in asset size, occupancy and total return to shareholders. The Company considers FFO to be an important measure of an equity REIT’s operating performance and has adopted the definition suggested by NAREIT, which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization. The company defines Core FFO as FFO plus acquisition costs and costs of early extinguishment of debt. The Company defines Normalized FFO as Core FFO excluding gains and losses realized on securities investments and certain non-recurring charges. The Company considers FFO, Core FFO and Normalized FFO to be meaningful, additional measures of operating performance primarily because they exclude the assumption that the value of its real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

Other factors considered include the employee’s title and years of service. The employee’s title generally reflects the employee’s responsibilities and the employee’s years of service may be considered in determining the level of discretionary cash bonus in comparison to base salary. The Committee has declined to use specific performance formulas with respect to the other named executive officers, believing that with respect to Company performance, such formulas do not adequately account for many factors, including, among others, the relative performance of the Company compared to its competitors during variations in the economic cycle, and that with respect to individual performance, such formulas are not a substitute for the subjective evaluation by the Committee of a wide range of management and leadership skills of each of the senior executives.

In setting discretionary bonuses for 2017, the Committee considered the performance of the Chairman of the Board, the President and Chief Executive Officer and the Vice President and Chief Financial Officer, and received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the discretionary cash bonuses to be awarded to the other named executive officers. The Committee also considered management’s report on the Company’s 2017 achievements in financial performance, strategic growth and financial position, and the role of each named executive officer in delivering these achievements. The factors that were considered included the following progress that was made by the Company due to the efforts of management:

●	Increased Rental and Related Income by 12.3%;
●	Increased Community Net Operating Income (“NOI”) by 12.3%;
●	Increased Same Property NOI by 7.6%;
●	Increased Same Property Occupancy by 150 basis points from 81.2% to 82.7%;
●	Increased home sales by 27.1%;
●	Acquired 11 communities containing approximately 2,000 home sites for a total cost of $63.3 million, including our first community in Maryland, bringing our total property portfolio to 112 manufactured home communities with over 20,000 developed homesites;
●	Completed Phase I of a redevelopment community, Memphis Blues, our first all rental community;
●	Increased our rental home portfolio by 948 homes to approximately 5,600 total rental homes, representing an increase of 20.3%;
●	Increased rental home occupancy by 150 basis points from 91.5% to 93.0%;
●	Reduced the weighted average interest rate on our mortgage debt from 4.3% to 4.2%;
●	Reduced the weighted average interest rate on our total debt from 4.1% to 4.0%;
●	Issued 5,750,000 shares of a new 6.75% Series C Cumulative Redeemable Preferred Stock, for net proceeds after deducting the underwriting discount and other estimated offering expenses, of approximately $139 million;
●	Redeemed our high coupon 8.25% Series A Preferred Stock, resulting in $1.4 million in annual preferred dividend savings;
●	Issued 1,400,000 shares of our common stock raising net proceeds of $22.5 million, in conjunction with our inclusion in the MSCI REIT Index;
●	Raised $60.4 million through our Dividend Reinvestment and Stock Purchase Plan;
●	Reduced our Net Debt to Total Market Capitalization from 35.4% to 31.7% and our Net Debt Less Securities to Total Market Capitalization from 24.3% to 20.2%;
●	Increased our total market capitalization to $1.2 billion, representing an increase of 18%;

●	Managed general and administrative costs to an appropriate level; and
●	Maintained cash distributions to shareholders.

After considering the Company’s 2017 achievements in financial performance, strategic growth and financial position, as outlined above, as well as the individual performance of the named executive officers, the Committee established the individual discretionary cash bonuses for the named executive officers based on the Company’s overall performance and the named executive officers’ individual contributions to these accomplishments.

Long-Term Equity Incentive Compensation

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

Stock options and restricted stock awards to the other named executive officers are based on recommendations made by the Chairman of the Board and the President and Chief Executive Officer. In making its decisions, the Committee does not use an established formula or focus on a specific performance target. The Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing real estate markets and other factors, may contribute to less favorable near term results even when sound strategic decisions have been made by the senior executives to position the Company for longer term profitability. Thus, the Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Compensation Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition strategies have been developed to ensure a future stream of reliable and increasing revenues for the Company, whether the selection of properties evidence appropriate risk management, including risks associated with real estate markets, and whether the administration of staff size and compensation appropriately balances the current and projected operating requirements of the Company with the need to effectively control overhead costs, while continuing to grow the Company.

In 2017, the Compensation Committee received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for specific stock options and restricted stock to be awarded. After considering the recommendations of the Chairman of the Board and the President and Chief Executive Officer and the achievements made by the Company as described above, the Committee allocated the individual awards to the named executive officers based on the named executive officers’ individual contributions to these accomplishments. Other factors considered in this allocation included the named executive officers’ responsibilities and years of service. In addition, the awards were compared to each named officers’ total compensation and compared with comparable REITs using the Survey described above as a guide for setting total compensation.

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

The named executive officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executives, spouses and dependents in all Company sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on such terms no less favorable than applicable to any other executive; use of an automobile; and, supplemental disability insurance, at the Company’s cost, as agreed to by the Company and the named executive officer. Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2017, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

Payments upon Termination or Change in Control

In addition, the employment agreements of certain named executive officers each contain provisions relating to change in control events and severance upon termination. These change in control and severance terms are designed to promote stability and continuity of senior management. Information regarding these provisions is included in “Employment Agreements” provided below in Item 11 of this report. There are no other agreements or arrangements governing change in control payments.

Evaluation

Mr. Eugene Landy is employed under an amended employment agreement with the Company. His base compensation under his amended contract was increased in 2014 to $250,000 per year. Mr. Eugene Landy also received bonuses totaling $34,615 primarily based on performance, including growth of the Company. Additionally, Mr. Eugene Landy received $57,000 in director’s fees and fringe benefits. In recognition of Mr. Eugene Landy’s contributions to the Company over the last five decades and, in particular, over the last year, the Compensation Committee approved and granted a stock option award of 100,000 shares. This stock option has a grant date fair value of $1.84 per share, for a total grant date fair value of $184,000.

The Committee also reviewed the progress made by Mr. Samuel A. Landy, President and Chief Executive Officer and Ms. Anna T. Chew, Vice President and Chief Financial Officer, as well as their contributions toward the progress that the Company has made discussed under “Bonuses” above. Mr. Samuel Landy is employed under an employment agreement with the Company. His base compensation under this contract was $488,000 for 2017. In evaluating Mr. Samuel Landy’s eligibility for annual performance-based and discretionary bonuses, stock options and restricted stock awards, the Compensation Committee used the bonus schedule included in Mr. Samuel Landy’s employment agreement as a guide.

Ms. Chew is employed under an employment agreement with the Company. Her base compensation under this contract is $371,000 for 2017. In evaluating Ms. Chew’s eligibility for annual performance-based and discretionary bonuses, stock options and restricted stock awards, the Compensation Committee used the bonus schedule included in Ms. Chew’s employment agreement as a guide.

All named executive officers were awarded their respective compensation based on their respective employment agreements and the many contributions that they have made towards the Company’s achievements. The Committee also considered and approved the recommendations of the Chairman of the Board and the President and Chief Executive Officer concerning the other named executives’ annual salaries, bonuses, stock option and restricted stock grants and fringe benefits.

In addition to its determination of the executive’s individual performance levels for 2017, the Committee also compared the executive’s total compensation for 2017 to that of similarly-situated personnel in the REIT industry using the Survey described above. The Company’s salary and bonus amounts were compared to the ranges presented for reasonableness.

Ownership Guidelines

In order to encourage the President and Chief Executive Officer and our directors to retain investments in the Company and help further align their interests with the interests of our shareholders, the Committee has adopted stock ownership guidelines as follows:

President and Chief Executive Officer – six times base salary

Directors – three times annual cash fee

For purposes of determining compliance with these ownership guidelines (other than the holding period for vested equity compensation), the value of stock holdings will be calculated based on the closing price of a share of the Company’s common stock on the last trading day of the Company’s year, which was $14.90 on December 29, 2017. Shares owned by a director or officer include: shares owned outright by the director or officer or by his or her immediate family members residing in the same household; shares held in trust or under a similar arrangement for the economic benefit of the director or officer; restricted or unrestricted stock issued as part of the director or officer’s compensation, whether or not vested; shares acquired upon option exercise that the director or executive officer continues to own; and shares held for the director or executive officer’s account in a 401(k) or other retirement plan.

Risk Management

The Committee has assessed our compensation program for the purpose of viewing and considering any risks presented by our compensation policies and practices that are likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, annual bonus opportunities, equity compensation and severance arrangements. Management’s risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to the Committee.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee:

Jeffrey A. Carus (Chairman)
Stuart D. Levy
James E. Mitchell
Stephen B. Wolgin

Summary Compensation Table

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2017, 2016 and 2015 to the named executive officers. There were no other executive officers whose aggregate cash compensation exceeded $100,000:

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards (4)	Option Awards (5)	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Eugene W. Landy	2017	$250,000	$34,615	$16,907	$184,000	$-0-	$-0-	$107,000	(1)	$592,522
Chairman of the	2016	250,000	34,615	231,400	81,000	-0-	-0-	49,500	(1)	646,515
Board	2015	250,000	134,615	9,120	93,000	-0-	-0-	47,000	(1)	533,735

Samuel A. Landy	2017	488,000	18,769	392,907	169,500	567,600	-0-	67,600	(2)	1,704,376
President and Chief	2016	473,000	18,192	219,825	40,500	552,000	-0-	60,100	(2)	1,363,617
Executive Officer	2015	460,000	19,356	252,370	46,500	70,847	-0-	57,400	(2)	906,473

Anna T. Chew	2017	371,000	14,269	317,707	107,500	435,300	-0-	67,600	(2)	1,313,376
Vice President and	2016	360,000	13,846	175,860	40,500	422,000	-0-	60,100	(2)	1,072,306
Chief Financial Officer	2015	349,000	39,660	9,120	46,500	-0-	-0-	57,400	(2)	501,680

Craig Koster	2017	215,000	33,269	-0-	36,800	-0-	-0-	8,851	(3)	293,920
General Counsel	2016	171,171	31,584	-0-	16,200	-0-	-0-	7,350	(3)	226,305
	2015	152,769	30,985	-0-	18,600	-0-	-0-	5,868	(3)	208,222

Brett Taft	2017	172,000	56,615	-0-	36,800	-0-	-0-	8,764	(3)	274,179
Vice President	2016	138,000	55,308	-0-	16,200	-0-	-0-	4,225	(3)	213,733
	2015	115,000	14,223	-0-	18,600	-0-	-0-	3,289	(3)	151,112

(1)	Represents Director’s annual board cash retainer of $41,000, $33,500 and $31,000 for 2017, 2016 and 2015, respectively, Director’s meeting fees of $16,000, $16,000 and $16,000 for 2017, 2016 and 2015, respectively, and additional retirement benefit of $50,000 in 2017.

(2)	Represents Director’s annual board cash retainer of $41,000, $33,500 and $31,000 for 2017, 2016 and 2015, respectively, Director’s meeting fees of $16,000, $16,000 and $16,000 for 2017, 2016 and 2015, respectively, and fringe benefits and discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(3)	Represents discretionary contributions by the Company to the Company’s 401(k) Plan allocated to an account of the named executive officer.

(4)	The grant date fair values were established based on the number of shares granted and the share prices as follows: 2017, 4/4/17- $15.04, 9/27/17- $15.37 (see table below for details); 2016, 4/5/16 - $9.77, 9/14/16 - $11.57 and 2015, 2/5/15 - $9.73, 9/14/15 - $9.12. Such shares vest over five years.

(5)	The fair value of the stock options granted were established using the Black-Scholes stock option valuation model. See Note 6 of the Notes to the Consolidated Financial Statements for assumptions used in the model. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise.

Pay Ratio

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our President and Chief Executive Officer to the median of the annual total compensation of our other employees. The median of the annual total cash compensation of all employees (other than our President and Chief Executive Officer) is $35,760 at December 29, 2017. The President and Chief Executive Officer’s total cash compensation as an employee for 2017, which includes salary, bonus and non-equity incentive plan compensation, as disclosed in the summary compensation table above, total $1,074,369. We determined our median employee based on total direct compensation, which we calculated as annual base pay and the value of annual cash incentive awards paid in 2017. We did not include any contractors or other non-employee workers in our employee population. We annualized base pay for any full-time and part-time employees who was an employee of the Company as of December 29, 2017. For 2017, the ratio of the annual total compensation of our President and Chief Executive Officer to the median of the annual total compensation of our other employees was 30 to 1. Given the different methodologies that various companies use to determine an estimate of their pay ratio, our estimated ratio should not be used as a basis for comparison between companies.

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

Grants of Plan-Based Awards

The following table sets forth, for the named executive officers in the Summary Compensation Table, information regarding individual grants of restricted stock and stock options made under the 2013 Plan during the year ended December 31, 2017:

Name	Grant Date	Number of Shares of Restricted Stock (1)	Number of Shares Underlying Options (2)	Exercise Price of Option Award or Fair Value Per Share at Grant Date of Restricted Stock Award	Grant Date Fair Value (3)

Eugene W. Landy	4/04/2017	-0-	100,000	$15.04	$184,000
	9/27/2017	1,100	-0-	15.37	16,907

Samuel A. Landy	1/19/2017	-0-	50,000	14.25	77,500
	4/04/2017	-0-	50,000	15.04	92,000
	4/04/2017	25,000	-0-	15.04	376,000
	9/27/2017	1,100	-0-	15.37	16,907

Anna T. Chew	1/19/2017	-0-	10,000	14.25	15,500
	4/04/2017	-0-	50,000	15.04	92,000
	4/04/2017	20,000	-0-	15.04	300,800
	9/27/2017	1,100	-0-	15.37	16,907

Craig Koster	4/04/2017	-0-	20,000	15.04	36,800

Brett Taft	4/04/2017	-0-	20,000	15.04	36,800

(1)	Restricted stock awards granted during fiscal year 2017 vest 20% per year over a five-year period, and all dividends earned are reinvested in restricted stock. Restricted stock awards of 1,100 shares to Eugene W. Landy, Samuel A. Landy and Anna T. Chew represents compensation for their service as a director. These awards also vest over a five-year period, except for 100 shares which vests over a three-month period.

(2)	These options are exercisable and vest after 1 year and expire 10 years from grant date.

(3)	The values of the shares underlying options were established using the Black-Scholes stock option valuation model. The following assumptions were used in the model: expected volatility of 26.30%; risk-free interest rate of 2.36%; dividend yield of 5.74%; expected life of the options of ten years; and forfeitures of $-0. The actual value of the options will depend upon the performance of the Company during the period of time the options are outstanding and the price of the Company’s common stock on the date of exercise. The value of the shares of restricted stock was based on the closing price of the shares on the grant date.

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

Option Exercises and Stock Vested

The following table sets forth summary information concerning option exercises and vesting of restricted stock awards for each of the named executive officers during the year ended December 31, 2017:

	Option Awards		Restricted Stock Awards
	Number of Shares Acquired	Value Realized	Number of Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($) (1)	(#)	($) (1)

Eugene W. Landy	-0-	$-0-	7,773	$123,209
Samuel A. Landy	125,000	643,203	24,660	357,441
Anna T. Chew	50,000	278,500	7,395	113,644
Craig Koster	12,500	63,913	-0-	-0-
Brett Taft	-0-	-0-	-0-	-0-

(1) Value realized based on the closing price of the shares on the NYSE as of the date of exercise/vesting.

 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for the named executive officers in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at December 31, 2017:

Option Awards (1)					Restricted Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested	Market Value of Shares that have not Vested

Eugene W. Landy					18,734	$279,137
Eugene W. Landy	100,000	-0-	$10.08	06/26/21
Eugene W. Landy	100,000	-0-	$9.85	06/11/22
Eugene W. Landy	100,000	-0-	$9.82	06/24/23
Eugene W. Landy	100,000	-0-	$9.77	04/05/24
Eugene W. Landy	-0-	100,000	$15.04	04/04/27

Samuel A. Landy					78,728	$1,173,048
Samuel A. Landy	50,000	-0-	$9.82	06/24/23
Samuel A. Landy	50,000	-0-	$9.77	04/05/24
Samuel A. Landy	-0-	50,000	$14.25	01/19/27
Samuel A. Landy	-0-	50,000	$15.04	04/04/27

Anna T. Chew					38,277	$570,326
Anna T. Chew	50,000	-0-	$10.08	06/26/21
Anna T. Chew	20,000	-0-	$9.85	06/11/22
Anna T. Chew	50,000	-0-	$9.82	06/24/23
Anna T. Chew	-0-	10,000	$14.25	01/19/27
Anna T. Chew	-0-	50,000	$15.04	04/04/27

Craig Koster					-0-	$-0-
Craig Koster	5,000	-0-	$10.08	06/26/21
Craig Koster	5,000	-0-	$9.85	06/11/22
Craig Koster	20,000	-0-	$9.77	04/05/24
Craig Koster	-0-	20,000	$15.04	04/04/27

Brett Taft					-0-	$-0-
Brett Taft	4,000	-0-	$11.29	08/29/20
Brett Taft	10,000	-0-	$10.08	06/26/21
Brett Taft	12,000	-0-	$9.85	06/11/22
Brett Taft	20,000	-0-	$9.77	04/05/24
Brett Taft	-0-	20,000	$15.04	04/04/27

(1)	Stock options vest 1 year from the date of grant.

(2)	Restricted stock awards vest over 5 years, 20% per year, from the date of grant. The following is the vesting schedule for the shares that have not yet vested: Mr. Eugene Landy – 4,689 shares, 4,689 shares, 4,691 shares, 4,462 shares and 203 shares in 2018, 2019, 2020, 2021 and 2022, respectively; Mr. Samuel Landy – 23,186 shares, 23,187 shares, 16,633 shares, 10,338 shares, and 5,384 shares in 2018, 2019, 2020, 2021 and 2022 respectively; and Ms. Anna Chew, – 8,538 shares, 8,539 shares, 8,540 shares, 8,313 shares and 4,347 shares in 2018, 2019, 2020, 2021 and 2022, respectively. Market value is based on the closing price of our common stock on December 31, 2017 of $14.90.

Employment Agreements

The Company has an Employment Agreement with Mr. Eugene W. Landy, Founder and Chairman of the Board. Under this agreement, Mr. Landy receives an annual base compensation of $250,000 (as amended) plus bonuses and customary fringe benefits, including health insurance, participation in the Company’s 401(k) Plan, stock options, five weeks’ vacation and use of an automobile. Additionally, there may be bonuses voted by the Board of Directors. The Employment Agreement is terminable by either party at any time subject to certain notice requirements. The Employment Agreement provides for aggregate severance payments of $450,000, payable to Mr. Eugene Landy upon the termination of his employment for any reason in increments of $150,000 on severance and $150,000 on the first and second anniversaries of severance. In the event of disability, Mr. Landy’s compensation will continue for a period of three years, payable monthly. He is entitled to receive a pension of $50,000 a year through 2017. In the event of death, Mr. Landy’s designated beneficiary will receive $450,000, $100,000 thirty days after death and the balance one year after death. The Employment Agreement automatically renews each year for successive one-year periods. On April 14, 2008, the Company executed a Second Amendment to the Employment Agreement with Mr. Landy (the “Second Amendment”).  The Second Amendment provides that in the event of a change in control, Eugene W. Landy shall receive a lump sum payment of $1,200,000, provided the sale price of the Company is at least $16 per share of common stock. A change of control shall be defined as the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company. This change of control provision shall not apply to any combination between the Company and MREIC. Payment shall be made simultaneously with the closing of the transaction, and only in the event that the transaction closes.

Effective as of January 1, 2015, the Company and Mr. Samuel A. Landy entered into an amended and restated three-year Employment Agreement. The employment agreement is renewed automatically for a new three-year term as of the first day of each calendar quarter after the effective date unless otherwise terminated. Under the agreement, Mr. Landy is entitled to receive an annual base salary of $460,000 for 2015, $473,000 for 2016 and $488,000 for 2017. For calendar years after 2017, Mr. Landy’s base salary will be set by the Compensation Committee of the Company’s Board of Directors but will be no less than his base salary for the preceding year. Mr. Landy will be eligible for annual cash bonuses based on the Company’s achievement of certain performance objectives specified in the Employment Agreement as determined by the Compensation Committee. Mr. Landy will also be entitled to equity awards of up to 25,000 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee. If Mr. Landy’s employment is terminated for any reason, either involuntarily or voluntarily, including the death of Mr. Landy or termination for cause, Mr. Landy shall be entitled to the base salary plus base target bonuses due under the Employment Agreement for the remaining term of the Employment Agreement. The Employment Agreement also provides that, upon a change of control of the Company, the Employment Agreement will automatically renew for three years from the date of the change of control. Additionally or alternatively, if a change of control occurs, Mr. Landy shall have the right to terminate the Employment Agreement and continue to receive the base salary plus base target bonuses and restricted stock awards he would have been entitled to receive during the remaining term of the Employment Agreement. In addition, provided that Mr. Landy is actively employed by the Company as of the consummation of a change of control, Mr. Landy shall be entitled to a transaction bonus consistent with the terms of the Company’s Executive Management Transaction Bonus Plan, which shall be approved by the Compensation Committee. The Employment Agreement entitles Mr. Landy to customary fringe benefits, including vacation, life insurance and health benefits, the use of an automobile, and the right to participate in the Company’s 401(k) retirement plan. Mr. Landy is currently negotiating a new employment agreement.

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

Potential Payments upon Termination of Employment or Change-in-Control

Under the terms of the employment agreements of the named executive officers, such named executive officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur. The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at December 31, 2017. Each of the employees named in the table below have restricted stock awards and/or stock option awards which are listed in the “Outstanding Equity Awards at Fiscal Year End” table previously disclosed. Restricted Stock Awards vest upon the termination of an employee due to death or disability. In addition, restricted stock awards vest on the date of an involuntary termination of employment with the Company if the employee has met the definition of Retirement. If the termination of employment is for any other reason, including voluntary resignation, termination not for cause or good reason resignation, termination for cause, or termination not for cause or good reason (after a change in control), the restricted stock awards are forfeited. Regarding the stock option awards, if the termination is for any reason other than a termination for cause, the stock option awards may be exercised until three months after the termination of employment. If the termination is for cause, the stock option awards are forfeited.

	Voluntary Resignation on 12/31/17		Termination Not for Cause or Good Reason on 12/31/17		Termination for Cause on 12/31/17		Termination Not for Cause or Good Reason (After a Change- in-Control) on 12/31/17		Disability or Death on 12/31/17

Eugene W. Landy	$450,000	(1)	$450,000	(1)	$450,000	(1)	$1,650,000	(2)	$750,000	(3)
Samuel A. Landy	2,781,600	(4)	2,781,600	(4)	2,781,600	(4)	2,781,600	(4)	2,781,600	(4)
Anna T. Chew	2,117,400	(4)	2,117,400	(4)	2,117,400	(4)	2,117,400	(4)	2,117,400	(4)

(1)	Consists of severance payments of $450,000, payable $150,000 per year for three years.

(2)	Mr. Landy shall receive a lump-sum payment of $1,200,000 in the event of a change in control, provided that the sale price of the Company is at least $16 per share of common stock. In addition, if Mr. Landy’s employment agreement is terminated, he receives severance payments of $450,000, payable $150,000 per year for three years.

(3)	In the event of a disability, as defined in the agreement, Mr. Landy shall receive disability payments equal to his base salary for a period of three years. He has a death benefit of $450,000 payable to Mr. Landy’s beneficiary.

(4)	The respective employment agreements provide for the base salaries plus base target bonuses due for the remaining terms of the agreements. The respective employment agreements also provide for death benefits of the same amount.

The Company retains the discretion to compensate any officer upon any future termination of employment or change-in control.

Director Compensation

During 2017, directors received fees in cash of $4,000 for each Board meeting attended and $500 for each Board phone meeting attended, and an additional fixed annual fee of $41,000 payable quarterly. Directors appointed to board committees receive $1,200 paid in cash for each committee meeting attended. Effective September 27, 2017, the annual directors’ fee increased from $41,000 to $45,100, with the increase of $4,100 payable as restricted stock (minimum 100 shares), with a three-month vesting period. In addition, on September 27, 2017, the Directors received a one-time bonus of 1,000 shares of the Company’s restricted stock, which vests over five years.

The table below sets forth a summary of director compensation for the year ended December 31, 2017:

Director	Annual Board Cash Retainer	Meeting Fees	Committee Fees	Restricted Stock Awards (5)	Total Fees

Jeffrey A. Carus (1) (3)	$41,000	$16,000	$7,700	$16,907	$81,607
Matthew I. Hirsch (2) (4)	41,000	16,000	1,200	16,907	75,107
Michael P. Landy	41,000	16,000	-0-	16,907	73,907
Stuart Levy (1) (2) (3)	41,000	16,000	8,900	16,907	82,807
James E. Mitchell (1)(2)	41,000	16,000	7,700	16,907	81,607
Kenneth K. Quigley, Jr. (3)	41,000	16,000	1,200	16,907	75,107
Stephen B. Wolgin (1) (2) (3)	41,000	16,000	8,900	16,907	82,807

	$287,000	$112,000	$35,600	$118,349	$552,949

(1)	Mr. Carus (Chairman of the Compensation Committee), Mr. Levy, Mr. Mitchell and Mr. Wolgin are the current members of the Compensation Committee.

(2)	Mr. Hirsch, Mr. Levy, Mr. Mitchell and Mr. Wolgin (Chairman of the Nominating Committee) are the current members of the Nominating committee.

(3)	Mr. Carus, Mr. Levy, Mr. Quigley, Jr. and Mr. Wolgin (Chairman of the Audit Committee) are the current members of the Audit committee.

(4)	Mr. Hirsch is the Presiding Director whose role is to preside over the executive sessions of the non-management directors.

(5)	Represents a grant of 1,000 shares of restricted common stock to each director, which vests 20% per year over a five-year period, and 100 shares of restricted common stock to each director, which vests over a three-month period. The value of the shares of restricted stock was based on the closing price of the shares on the grant date.

As of December 31, 2017, the aggregate number of unvested restricted shares of stock held by each director was as follows: Mr. Carus – 1,700; Mr. Hirsch – 1,700; Mr. M. Landy – 1,700; Mr. Levy – 1,700; Mr. Mitchell - 1,700; Mr. Quigley, Jr. – 1,013; and Mr. Wolgin – 1,700.

Mr. Eugene W. Landy, Mr. Samuel A. Landy and Ms. Anna T. Chew are named executive employees of the Company. As such, their director compensation is included in the Summary Compensation Table.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific agreements previously described, the Company has no pension or other post-retirement plans in effect for Officers, Directors or employees or a nonqualified deferred compensation plan. Payments made during 2017 for Mr. Eugene W. Landy amounted to $50,000. The Company’s employees may elect to participate in the Company’s 401(k) Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of Mr. Carus (Chairman), Mr. Levy, Mr. Mitchell and Mr. Wolgin. No member of the Compensation Committee is a current or former officer or employee of the Company. In 2017, none of our executive officers served on the compensation committee of any entity, or board of directors of any entity that did not have a compensation committee, that had one or more of its executive officers serving on our Compensation Committee. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in this Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company will file its definitive Proxy Statement for its 2018 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of such Proxy Statement and is incorporated herein by reference.

The following table lists information with respect to the beneficial ownership of the Company’s common stock (“Shares”) as of December 31, 2017 by:

●	each person known by the Company to beneficially own more than five percent of the Company’s outstanding Shares;

●	the Company’s directors;

●	the Company’s executive officers; and

●	all of the Company’s executive officers and directors as a group.

Unless otherwise indicated, the person or persons named below have sole voting and investment power over the shares indicated and that person’s address is c/o UMH Properties, Inc., Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, New Jersey 07728. In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within 60 days of December 31, 2017 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Shares Outstanding (2)

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	3,664,208	(3)	10.33%

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	2,443,772	(4)	6.89%

Boulegeris Investments, Inc. 3400 Peachtree Rd. NE Suite 1049 Atlanta, GA 30326-1107	1,801,335	(5)	5.08%

Jeffrey A. Carus	6,272	(6)	*

Anna T. Chew	420,518	(7)	1.18%

Matthew I. Hirsch	16,821	(8)	*

Craig Koster	34,456	(9)	*

Eugene W. Landy	1,571,727	(10)	4.38%

Samuel A. Landy	717,888	(11)	2.01%

Michael P. Landy	339,688	(12)	*

Stuart Levy	3,694	(13)	*

James E. Mitchell	230,208	(14)	*

Kenneth K. Quigley, Jr.	4,528	(15)	*

Brett Taft	46,155	(16)	*

Stephen B. Wolgin	26,925	(17)	*

UMH Properties, Inc. 401(k) Plan (UMH 401(k) Plan)	333,972	(18)	*

Directors and Officers as a group	3,752,852		10.35%

*Less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Shares listed. Except as indicated in the footnotes to this table, none of the shares have been pledged as collateral.

(2)	Based on the number of Shares outstanding on December 31, 2017 which was 35,488,068 Shares.

(3)	Based on Schedule 13G as of December 31, 2017, filed by The Vanguard Group, the company owns 3,664,208 Shares. This filing with the SEC by The Vanguard Group indicates that Vanguard has sole voting power for 57,226 Shares and sole dispositive power for 3,588,232 Shares. Vanguard also has shared voting power for 21,900 Shares and shared dispositive power for 75,976 Shares.

(4)	Based on Schedule 13F as of December 31, 2017, filed by BlackRock, Inc, the company owns 2,443,772 Shares. This filing with the SEC by BlackRock, Inc indicates that BlackRock has sole voting power for 2,357,248 Shares.

(5)	Based on Schedule 13G as of December 31, 2017, filed by Boulegeris Investments, Inc., the company owns 1,801,335 Shares. This filing with the SEC by Boulegeris Investments, Inc. indicates that Boulegeris Investments has sole dispositive power for 1,801,335 Shares.

(6)	Includes (a) 261 Shares in custodial accounts for Mr. Carus’ minor children under the NJ Uniform Transfers to Minors Act which he disclaims any beneficial interest but has power to vote; and (b) 1,700 shares of unvested restricted stock.

(7)	Includes (a) 290,518 Shares owned jointly with Ms. Chew’s husband; (b) 130,000 Shares issuable upon exercise of stock options; and (c) 38,277 shares of unvested restricted stock. Excludes 33,233 Shares held in the UMH 401(k) Plan. Ms. Chew is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan. She, however, disclaims beneficial ownership of all of the Shares held by the UMH 401(k) Plan, except for the 33,233 Shares held by the UMH 401(k) Plan for her benefit. See Note 18 below for information regarding Shares held by the UMH 401(k) Plan. Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until April 4, 2018.

(8)	Includes (a) 16,821 Shares owned jointly with Mr. Hirsch’s wife; (b) 3,082 Shares owned by Mr. Hirsch’s wife; and (c) 1,700 shares of unvested restricted stock.

(9)	Includes 30,000 Shares issuable upon exercise of stock options. Excludes 2,291 Shares held in the UMH 401(k) Plan. See Note 18 below for information regarding Shares held by the UMH 401(k) Plan. Excludes 20,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until April 4, 2018.

(10)	Includes (a) 99,872 Shares owned by Mr. Eugene Landy’s wife; (b) 172,608 Shares held by Landy Investments, Ltd. for which Mr. Landy has power to vote; (c) 66,913 Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a Trustee with power to vote; (d) 57,561 Shares held in the Landy & Landy Employees’ Pension Plan of which Mr. Landy is a Trustee with power to vote; (e) 97,880 Shares held in the Eugene W. Landy and Gloria Landy Family Foundation, a charitable trust for which Mr. Landy has power to vote; (f) 23,670 Shares held in Windsor Industrial Park Associates for which Mr. Landy has power to vote; (g) 31,752 Shares held in Juniper Plaza Associates for which Mr. Landy has power to vote; (h) 400,000 Shares issuable upon exercise of stock options (i) 384,250 Shares pledged in a margin account; (j) 277,559 Shares pledged as security for loans; and (k) 18,734 shares of unvested restricted stock. Excludes 100,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until April 4, 2018.

(11)	Includes (a) 42,725 Shares owned with Mr. Samuel Landy’s wife; (b) 6,221 Shares in the Samuel Landy Limited Partnership; (c) 48,000 Shares in the EWL Grandchildren Fund LLC of which Mr. Landy is a co-manager; (d) 150,000 Shares issuable upon exercise of stock options; (e) 98,400 Shares pledged in a margin account; (f) 336,282 Shares pledged as security for loans; and (g) 78,728 shares of unvested restricted stock. Excludes 75,133 Shares held in the UMH 401(k) Plan. Mr. Landy is a co-trustee of the UMH 401(k) Plan and has shared voting power over the Common Shares held by the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for the 75,133 Shares held by the UMH 401(k) Plan for his benefit. See Note 18 below for information regarding Shares held by the UMH 401(k) Plan. Excludes 50,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until April 4, 2018.

(12)	Includes (a) 15,801 Shares owned by Mr. Michael Landy’s wife; (b) 58,402 Shares in custodial accounts for Mr. Landy’s children under the NJ Uniform Transfers to Minors Act in which he disclaims any beneficial interest but has power to vote; (c) 48,000 Shares in the EWL Grandchildren Fund LLC of which Mr. Landy is a co-manager; (d) 81,500 Shares pledged in a margin account; (e) 55,000 Shares pledged as security for loans; and (f) 1,700 shares of unvested restricted stock. Excludes 27,435 Shares held in the UMH 401(k) Plan. See Note 18 below for information regarding Shares held by the UMH 401(k) Plan.

(13)	Includes 1,700 shares of unvested restricted stock.

(14)	Includes (a) 177,097 Shares held by Mitchell Partners in which Mr. Mitchell has a beneficial interest; and (b) 1,700 shares of unvested restricted stock. In addition to the Common Shares reported, Mr. Mitchell also holds 8,000 of the Preferred B Shares and 3,000 of the Preferred C Shares.

(15)	Includes 1,013 shares of unvested restricted stock.

(16)	Includes 46,000 Shares issuable upon exercise of stock options. Excludes 1,665 Shares held in the UMH 401(k) Plan. See Note 18 below for information regarding Shares held by the UMH 401(k) Plan. Excludes 20,000 Shares issuable upon the exercise of a stock option, which stock option is not exercisable until April 4, 2018.

(17)	Includes (a) 1,373 Shares owned by Mr. Wolgin’s wife; and (b) 1,700 shares of unvested restricted stock.

(18)	Includes 333,972 Shares held by the UMH 401(k) Plan. Ms. Anna T. Chew and Mr. Samuel A. Landy share voting power over the Shares held by the UMH 401(k) Plan.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The Company will file its definitive Proxy Statement for its 2018 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of such Proxy Statement and is incorporated herein by reference.

Certain relationships and related party transactions are incorporated herein by reference to Part IV, Item 15(a)(1)(vi), Note 8 of the Notes to Consolidated Financial Statements – Related Party Transactions.

No director, executive officer, or any immediate family member of such director or executive officer may enter into any transaction or arrangement with the Company without the prior approval of the Board of Directors. If any such transaction or arrangement is proposed, the Board of Directors will appoint a Business Judgment Committee consisting of independent directors who are also independent of the transaction or arrangement. This Committee will recommend to the Board of Directors approval or disapproval of the transaction or arrangement. In determining whether to approve such a transaction or arrangement, the Business Judgment Committee will take into account, among other factors, whether the transaction was on terms no less favorable to the Company than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement. While the Company does not have specific written standards for approving such related party transactions, such transactions are only approved if it is in the best interest of the Company and its shareholders. Additionally, the Company’s Code of Business Conduct and Ethics, which is found at the Company’s website at www.umh.reit, requires all directors, officers and employees to notify and report a potential or apparent conflict of interest, to the General Counsel, Board of Directors, or other executive officer or supervisor, as appropriate. Further, to identify related party transactions, the Company submits and requires our directors and executive officers to complete director and officer questionnaires identifying any transactions with the Company in which the director, executive officer or their immediate family members have an interest.

See identification and other information relating to independent directors under Item 10 and committee members under Item 11.

Item 14 – Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its 2018 Annual Meeting of Stockholders within the period required under the applicable rules of the Securities and Exchange Commission. Additional information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PKF O’Connor Davies, LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2017 and 2016. The following are fees billed by and accrued to PKF O’Connor Davies, LLP in connection with services rendered:

	2017	2016

Audit Fees	$192,100	$185,700
Audit Related Fees	18,575	25,870
Tax Fees	67,000	65,500
All other fees	-0-	-0-
Total Fees	$277,675	$277,070

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

All of the services performed by PKF O’Connor Davies, LLP for the Company during fiscal 2017, including audit fees, audit-related fees, tax fees and all other fees described above, were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm	82

	(ii)	Consolidated Balance Sheets as of December 31, 2017 and 2016	83-84

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2017, 2016 and 2015	85-86

	(iv)	Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015	87

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015	88-89

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	90

	(vi)	Notes to Consolidated Financial Statements	91-120

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2017	121-130

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3)	The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

Exhibit No.		Description

3.12		Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

3.13		Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2016, Registration No. 001-12690).

3.14		Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2017, Registration No. 001-12690).

3.15		Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.16		Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.17		Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

3.18		Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate of common stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series A Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on February 28, 2012, Registration No. 001-12690).

4.3		Specimen certificate representing the Series B Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.3 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on January 21, 2016, Registration No. 333-209078).

4.4		Specimen certificate representing the Series C Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

4.5		Specimen certificate representing the Series D Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

Exhibit No.		Description

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5	+	Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.6	+	UMH Properties, Inc. 2013 Stock Option and Stock Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 1, 2013, Registration No. 001-12690).

10.7		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on June 9, 2017, Registration No. 333-218615).

10.8		Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal dated March 28, 2017 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2017, Registration No. 001-12690).

10.9	+	Amended and Restated Employment Agreement, dated June 24, 2015 (effective as of January 1, 2015), between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 30, 2015, Registration No. 001-12690).

10.10	+	Amended and Restated Employment Agreement, dated June 24, 2015 (effective as of January 1, 2015), between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 30, 2015, Registration No. 001-12690).

(12)	*	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(14)		Code of Business Conduct and Ethics (incorporated by reference to the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004, Registration No. 001-12690).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)		Audit Committee Charter, as amended January 16, 2008 (incorporated by reference to the Company’s 2011 Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on May 2, 2011, Registration No. 001-12690).

(101)		Interactive Data File

101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document
101.CAL	++	XBRL Taxonomy Extension Calculation Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++		Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Item 16 – Form 10-K Summary

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2008.

March 8, 2018

New York, New York

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 and 2016

	2017	2016
-ASSETS-
Investment Property and Equipment
Land	$61,239,644	$47,476,314
Site and Land Improvements	463,242,075	398,776,390
Buildings and Improvements	22,963,926	21,101,836
Rental Homes and Accessories	216,992,988	172,862,227
Total Investment Property	764,438,633	640,216,767
Equipment and Vehicles	16,874,760	14,986,196
Total Investment Property and Equipment	781,313,393	655,202,963
Accumulated Depreciation	(166,444,512)	(140,255,603)
Net Investment Property and Equipment	614,868,881	514,947,360

Other Assets
Cash and Cash Equivalents	23,242,090	4,216,592
Securities Available for Sale at Fair Value	132,964,276	108,755,172
Inventory of Manufactured Homes	17,569,365	17,424,574
Notes and Other Receivables, net	25,451,053	20,323,191
Prepaid Expenses and Other Assets	3,457,083	4,497,937
Land Development Costs	6,328,578	10,279,992
Total Other Assets	209,012,445	165,497,458

TOTAL ASSETS	$823,881,326	$680,444,818

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2017 and 2016

	2017	2016
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$304,895,117	$293,025,592

Other Liabilities:
Accounts Payable	2,960,739	2,962,037
Loans Payable, net of unamortized debt issuance costs	84,704,487	58,285,385
Accrued Liabilities and Deposits	4,977,886	4,820,142
Tenant Security Deposits	5,127,633	4,319,695
Total Other Liabilities	97,770,745	70,387,259
Total Liabilities	402,665,862	363,412,851

Commitments and Contingencies

Shareholders’ Equity:
Series A – 8.25% Cumulative Redeemable Preferred Stock, par value $0.10 per share, -0- and 3,663,800 shares authorized, issued and outstanding as of December 31, 2017 and 2016, respectively	-0-	91,595,000
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of December 31, 2017 and 2016, respectively	95,030,000	95,030,000
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 5,750,000 and -0- shares authorized, issued and outstanding as of December 31, 2017 and 2016, respectively	143,750,000	-0-
Common Stock - $0.10 par value per share, 113,663,800 and 75,000,000 shares authorized; 35,488,068 and 29,388,811 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3,548,807	2,938,881
Excess Stock - $0.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2017 and 2016, respectively	-0-	-0-
Additional Paid-In Capital	168,034,868	111,422,691
Accumulated Other Comprehensive Income	11,519,582	16,713,188
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	421,215,464	317,031,967

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$823,881,326	$680,444,818

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

INCOME:
Rental and Related Income	$101,801,425	$90,679,557	$74,762,548
Sales of Manufactured Homes	10,846,494	8,534,272	6,754,123

Total Income	112,647,919	99,213,829	81,516,671

EXPENSES:
Community Operating Expenses	47,846,565	42,638,333	37,049,462
Cost of Sales of Manufactured Homes	8,471,190	6,466,520	5,058,350
Selling Expenses	3,095,155	2,852,405	2,788,360
General and Administrative Expenses	9,645,681	8,004,925	7,345,644
Acquisition Costs	-0-	79,231	957,219
Depreciation Expense	27,557,746	23,214,100	18,877,511

Total Expenses	96,616,337	83,255,514	72,076,546

OTHER INCOME (EXPENSE):
Interest Income	2,006,880	1,584,585	1,819,567
Dividend Income	8,134,898	6,636,126	4,399,181
Gain on Sales of Securities, net	1,747,528	2,285,301	204,230
Other Income	705,048	504,759	435,816
Interest Expense	(15,876,972)	(15,432,364)	(14,074,446)

Total Other Income (Expense)	(3,282,618)	(4,421,593)	(7,215,652)

Income Before Loss on Sales of Investment Property and Equipment	12,748,964	11,536,722	2,224,473
Loss on Sales of Investment Property and Equipment	(80,930)	(2,163)	(80,268)

Net Income	12,668,034	11,534,559	2,144,205

Less: Preferred Dividends	(16,844,812)	(14,103,432)	(8,267,198)
Less: Redemption of Preferred Stock	(3,502,487)	-0-	-0-

Net Loss Attributable to Common Shareholders	$(7,679,265)	$(2,568,873)	$(6,122,993)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

Basic and Diluted Income (Loss) Per Share:

Net Income	$0.39	$0.41	$0.08
Less: Preferred Dividends	(0.52)	(0.51)	(0.32)
Less: Redemption of Preferred Stock	(0.11)	-0-	-0-

Net Loss Attributable to Common Shareholders	$(0.24)	$(0.10)	$(0.24)

Weighted Average Common Shares Outstanding:
Basic and Diluted	32,675,650	27,808,895	25,932,626

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

Net Income	$12,668,034	$11,534,559	$2,144,205

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year	(3,450,061)	21,057,498	(6,930,717)
Reclassification Adjustment for Net Gains Realized in Income	(1,747,528)	(2,285,301)	(204,230)
Change in Fair Value of Interest Rate Swap Agreements	3,983	(2,283)	37,985

Comprehensive Income (Loss)	7,474,428	30,304,473	(4,952,757)
Less: Preferred Dividends	(16,844,812)	(14,103,432)	(8,267,198)
Less: Redemption of Preferred Stock	(3,502,487)	-0-	-0-

Comprehensive Income (Loss) Attributable to Common Shareholders	$(12,872,871)	$16,201,041	$(13,219,955)

See Accompanying Notes to the Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

			Preferred	Preferred	Preferred
	Common Stock Issued		Stock	Stock	Stock
	Number	Amount	Series A	Series B	Series C

Balance December 31, 2014	24,372,083	$2,437,208	$91,595,000	$-0-	$-0-

Common Stock Issued with the DRIP*	2,657,255	265,726	-0-	-0-	-0-
Common Stock Issued through Restricted Stock Awards	35,000	3,500	-0-	-0-	-0-
Common Stock Issued through Stock Options	22,500	2,250	-0-	-0-	-0-
Preferred Stock Issued through Registered Direct Placement, net	-0-	-0-	-0-	45,030,000	-0-
Distributions	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-	-0-

Balance December 31, 2015	27,086,838	2,708,684	91,595,000	45,030,000	-0-

Common Stock Issued with the DRIP*	1,966,133	196,613	-0-	-0-	-0-
Common Stock Issued through Restricted Stock Awards	60,500	6,050	-0-	-0-	-0-
Common Stock Issued through Stock Options	277,500	27,750	-0-	-0-	-0-
Cancellation of Shares due to Restricted Stock Forfeitures	(2,160)	(216)	-0-	-0-	-0-
Preferred Stock Issued through Registered Direct Placement, net	-0-	-0-	-0-	50,000,000	-0-
Distributions	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-	-0-

Balance December 31, 2016	29,388,811	2,938,881	91,595,000	95,030,000	-0-

Common Stock Issued with the DRIP*	4,095,357	409,536	-0-	-0-	-0-
Common Stock Issued through Restricted Stock Awards	56,000	5,600	-0-	-0-	-0-
Common Stock Issued through Stock Options	547,900	54,790	-0-	-0-	-0-
Common Stock Issued through Registered Direct Placement, net	1,400,000	140,000	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-	143,750,000
Preferred Stock Called for Redemption	-0-	-0-	(91,595,000)	-0-	-0-
Distributions	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-	-0-

Balance December 31, 2017	35,488,068	$3,548,807	$-0-	$95,030,000	$143,750,000

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

		Accumulated	Undistributed
	Additional	Other	Income	Total
	Paid-In	Comprehensive	(Accumulated	Shareholders’
	Capital	Income (Loss)	Deficit)	Equity

Balance December 31, 2014	$110,422,454	$5,040,236	$(667,793)	$208,827,105

Common Stock Issued with the DRIP*	24,334,092	-0-	-0-	24,599,818
Common Stock Issued through Restricted Stock Awards	(3,500)	-0-	-0-	-0-
Common Stock Issued through Stock Options	167,825	-0-	-0-	170,075
Preferred Stock Issued through Registered Direct Placement, net	(1,987,876)	-0-	-0-	43,042,124
Distributions	(24,159,503)	-0-	(2,144,205)	(26,303,708)
Stock Compensation Expense	855,768	-0-	-0-	855,768
Net Income	-0-	-0-	2,144,205	2,144,205
Unrealized Net Holding Loss on Securities Available for Sale Net of Reclassification Adjustment	-0-	(7,134,947)	-0-	(7,134,947)
Interest Rate Swaps	-0-	37,985	-0-	37,985

Balance December 31, 2015	109,629,260	(2,056,726)	(667,793)	246,238,425

Common Stock Issued with the DRIP*	22,204,332	-0-	-0-	22,400,945
Common Stock Issued through Restricted Stock Awards	(6,050)	-0-	-0-	-0-
Common Stock Issued through Stock Options	2,457,310	-0-	-0-	2,485,060
Cancellation of Shares Due to Restricted Stock Forfeitures	216	-0-	-0-	-0-
Preferred Stock Issued through Registered Direct Placement, net	(879,147)	-0-	-0-	49,120,853
Distributions	(23,047,908)	-0-	(11,534,559)	(34,582,467)
Stock Compensation Expense	1,064,678	-0-	-0-	1,064,678
Net Income	-0-	-0-	11,534,559	11,534,559
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	18,772,197	-0-	18,772,197
Interest Rate Swaps	-0-	(2,283)	-0-	(2,283)

Balance December 31, 2016	111,422,691	16,713,188	(667,793)	317,031,967

Common Stock Issued with the DRIP*	59,955,654	-0-	-0-	60,365,190
Common Stock Issued through Restricted Stock Awards	(5,600)	-0-	-0-	-0-
Common Stock Issued through Stock Options	5,380,844	-0-	-0-	5,435,634
Common Stock Issued through Registered Direct Placement, net	22,378,238	-0-	-0-	22,518,238
Preferred Stock Issued through Underwritten Registered Public Offering, net	(4,774,153)	-0-	-0-	138,975,847
Preferred Stock Called for Redemption	3,488,159	-0-	(3,488,159)	(91,595,000)
Distributions	(31,125,456)	-0-	(9,179,875)	(40,305,331)
Stock Compensation Expense	1,314,491	-0-	-0-	1,314,491
Net Income	-0-	-0-	12,668,034	12,668,034
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	(5,197,589)	-0-	(5,197,589)
Interest Rate Swaps	-0-	3,983	-0-	3,983

Balance December 31, 2017	$168,034,868	$11,519,582	$(667,793)	$421,215,464

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,668,034	$11,534,559	$2,144,205
Non-cash items included in Net Income:
Depreciation	27,557,746	23,214,100	18,877,511
Amortization of Financing Costs	660,910	733,485	829,017
Stock Compensation Expense	1,314,491	1,064,678	855,768
Provision for Uncollectible Notes and Other Receivables	(1,273,535)	909,397	1,123,926
Gain on Sales of Securities, net	(1,747,528)	(2,285,301)	(204,230)
Loss on Sales of Investment Property & Equipment	80,930	2,163	80,268
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(144,791)	(3,113,164)	(2,004,695)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	215,684	(1,204,014)	840,066
Prepaid Expenses and Other Assets	1,040,854	(435,124)	(706,779)
Accounts Payable	(1,298)	145,747	991,997
Accrued Liabilities and Deposits	161,727	(1,878,719)	1,976,958
Tenant Security Deposits	807,938	665,605	904,200
Net Cash Provided by Operating Activities	41,341,162	29,353,412	25,708,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(61,669,247)	(4,081,798)	(78,926,525)
Purchase of Investment Property and Equipment	(62,009,984)	(58,184,812)	(51,218,338)
Proceeds from Sales of Investment Property and Equipment	2,299,670	1,114,503	777,394
Additions to Land Development Costs	(3,881,035)	(3,728,869)	(921,141)
Purchase of Securities Available for Sale	(45,075,311)	(27,518,151)	(23,019,035)
Proceeds from Sales of Securities Available for Sale	17,416,146	14,831,737	4,633,019
Net Cash Used in Investing Activities	(152,919,761)	(77,567,390)	(148,674,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	44,420,000	31,804,000	139,432,000
Net Proceeds (Payments) from Short Term Borrowings	26,401,635	406,935	(19,452,727)
Principal Payments of Mortgages and Loans	(34,970,645)	(25,072,315)	(37,756,234)
Financing Costs on Debt	(641,471)	(668,338)	(2,311,829)
Proceeds from Issuance of Preferred Stock, net of offering costs	138,975,847	49,120,853	43,042,124
Redemption of 8.25% Series A Preferred Stock	(91,595,000)	-0-	-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	22,518,238	-0-	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	57,506,016	20,012,393	22,593,531
Proceeds from Exercise of Stock Options	5,435,634	2,485,060	170,075
Preferred Dividends Paid	(16,665,934)	(14,563,645)	(7,556,588)
Common Dividends Paid, net of Dividend Reinvestments	(20,780,223)	(17,630,270)	(16,740,833)
Net Cash Provided by Financing Activities	130,604,097	45,894,673	121,419,519

Net Increase (Decrease) in Cash and Cash Equivalents	19,025,498	(2,319,305)	(1,546,895)
Cash and Cash Equivalents at Beginning of Year	4,216,592	6,535,897	8,082,792

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,242,090	$4,216,592	$6,535,897

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

As of December 31, 2017, the Company owns and operates 112 manufactured home communities containing approximately 20,000 developed sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Arbor Estates	Doylestown, Pennsylvania
Auburn Estates	Orrville, Ohio
Birchwood Farms	Birch Run, Michigan
Boardwalk	Elkhart, Indiana
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedarcrest Village	Vineland, New Jersey
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
Cinnamon Woods	Conowingo, Maryland
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Sayre, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Crossroads Village	Mount Pleasant, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
D & R Village	Clifton Park, New York
Evergreen Estates	Lodi, Ohio

MANUFACTURED HOME COMMUNITY	LOCATION

Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio
Fairview Manor	Millville, New Jersey
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Fox Chapel Village	Cheswick, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
High View Acres	Washington, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillcrest Crossing	Lower Burrell, Pennsylvania
Hillcrest	Marysville, Ohio
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Lakeview Meadows	Lakeview, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Maple Manor	Taylor, Pennsylvania
Marysville Estates	Marysville, Ohio
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Monroe Valley	Ephrata, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mount Pleasant Village	Mount Pleasant, Pennsylvania
Mountaintop	Ephrata, Pennsylvania
Oak Ridge Estates	Elkhart, Indiana
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Falls, Ohio
Oxford Village	West Grove, Pennsylvania
Parke Place	Elkhart, Indiana
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey

MANUFACTURED HOME COMMUNITY	LOCATION
Spreading Oaks Village	Athens, Ohio
Springfield Meadows	Springfield, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Falls, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View Honeybrook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Wayside	Lakeview, Ohio
Weatherly Estates	Lebanon, Tennessee
Wellington Estates	Export, Pennsylvania
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost less accumulated depreciation. Depreciation for Sites and Buildings is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 27.5 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 27.5 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Site and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statements and any gain or loss is reflected in the current year’s results of operations.

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant & Equipment (“ASC 360-10”) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2017, the undiscounted cash flows over the expected holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”) and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. The Company allocates the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase.

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2017 should be accounted for as acquisitions of assets. As such, transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. See “Recently Adopted Accounting Pronouncements” below for additional information regarding the adoption of this ASU.

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

Securities Available for Sale

Investments in securities available for sale primarily consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 20% of its undepreciated assets. These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. The Company normally holds REIT securities on a long term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2017 and 2016, the Company’s securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) is reflected in the Company’s Comprehensive Income (loss).

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. Upon adoption of ASU 2016-01, the Company anticipates that these securities will continue to be measured at fair value; however, the change in the unrealized net holding gains and losses will be recognized through net income. See “Recently Adopted Accounting Pronouncements” below for additional information regarding the adoption of this ASU.

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

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or net realizable value and is determined by the specific identification method. All inventory is considered finished goods.

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. Total notes receivables at December 31, 2017 and 2016 was $24,066,567 and $18,361,298, respectively. At December 31, 2017 and 2016, the reserves for uncollectible accounts, notes and other receivables were $1,206,767 and $1,138,282, respectively. For the years ended December 31, 2017, 2016 and 2015, the provisions for uncollectible notes and other receivables were $1,273,535, $909,397 and $1,123,926, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2017, 2016 and 2015 amounted to $1,205,050, $811,530 and $1,151,976, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. The average interest rate on these loans is approximately 9.0% and the average maturity is approximately 12 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. These costs are amortized on a straight-line basis over the term of the related obligations, and included as a component of interest expense. Unamortized costs are charged to expense upon prepayment of the obligation. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with ASC 470-50-40, Modifications and Extinguishments. As of December 31, 2017 and 2016, accumulated amortization amounted to $3,746,862 and $3,085,952, respectively. The Company estimates that aggregate amortization expense will be approximately $571,000 for 2018, $544,000 for 2019, $508,000 for 2020, $501,000 for 2021 and $445,000 for 2022.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on our variable rate debt. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company had entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of December 31, 2017, these agreements have expired and the Company no longer had any interest rate swap agreements in effect.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured homesites. The Company also owns approximately 5,600 rental units which are rented to residents. Rental and related income is recognized on the accrual basis over the term of the lease, which is typically one year or less.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (32,675,650, 27,808,895 and 25,932,626 in 2017, 2016 and 2015, respectively). Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the years ended December 31, 2017, 2016 and 2015, employee stock options to purchase 1,778,100, 1,760,000 and 1,560,500, respectively, shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

Stock Compensation Plan

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs, which is included in General and Administrative Expenses, of $1,314,491, $1,064,678 and $855,768 have been recognized in 2017, 2016 and 2015, respectively. During 2017, 2016 and 2015, compensation costs included a one-time charge of $200,907, $312,400, and $102,000, respectively, for restricted stock and stock option grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 6 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

Income Tax

The Company has elected to be taxed as a REIT under the applicable provisions of Sections 856 to 860 of the Internal Revenue Code.  Under such provisions, the Company will not be taxed on that portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a REIT.  The Company has and intends to continue to distribute all of its income currently, and therefore no provision has been made for income or excise taxes. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. The Company is also subject to certain state and local income, excise or franchise taxes. In addition, the Company has a taxable REIT Subsidiary (“TRS”) which is subject to federal and state income taxes at regular corporate tax rates (See Note 11).

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2017. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2017, the tax years 2014 through and including 2017 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

Recently Adopted Accounting Pronouncements

Adopted 2017

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2017 should be accounted for as acquisitions of assets. As such, transaction costs of approximately $798,000 have been capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value.

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

Adopted 2018

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies which changes to the terms or conditions of a share based payment award are subject to the guidance on modification accounting under FASB Accounting Standards Codification Topic 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2018, and it did not have a material impact on our financial position, results of operations or cash flows.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2018, and it did not have a material impact on our financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company believes that the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows. The Company adopted this standard effective January 1, 2018, and it did not have a material impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard effective January 1, 2018. The Company previously classified its marketable securities as available-for-sale and carried at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) was reflected in the Company’s Comprehensive Income (loss). Upon adoption, these securities will continue to be measured at fair value; however, the change in the unrealized net holding gains and losses will be recognized through net income. Unrealized net holding gains of $11,519,582, as of January 1, 2018, were reclassed to beginning retained earnings.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. The objective of this amendment is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this amendment, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. This amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2018 using the modified retrospective approach.

Our primary source of revenue is generated from lease agreements for our sites and homes. The lease component of these agreements will be accounted for under ASC 840 “Leases,” and the non-lease components under ASC 605 “Revenue Recognition.” Sales of manufactured homes is recognized under ASC 605 “Revenue Recognition” since these homes are not permanent fixtures or improvements to the underlying real estate. Interest income and dividend income is presented separately but is not in the scope of ASU 2014-09. Other income is recognized under ASC 605 “Revenue Recognition” and primarily consists of brokerage commissions for arranging for the sale of a home by a third party, service and marketing agreements with cable providers, and in 2017 include an upfront oil and gas bonus payment.The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

Acquisitions in 2017

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

On December 22, 2017, the Company acquired five communities located in Pennsylvania for approximately $22,780,000. This acquisition consists of three all-age communities and two age-restricted communities containing a total of 643 developed homesites. These communities are situated on approximately 141 acres. At the date of acquisition, the average occupancy for these communities was approximately 72%. In conjunction with this acquisition, the Company assumed a mortgage loan with a balance of approximately $2,418,000. The interest rate on this mortgage is fixed at 6.35%. This mortgage matures on January 1, 2023 (See Note 5).

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

The following table summarizes the estimated fair value of the assets acquired, including transactions costs of approximately $798,000 and -0- for the years ended December 31, 2017 and 2016, respectively:

	Fair Value at Acquisition Date
	2017 Acquisitions	2016 Acquisitions
Assets Acquired:
Land	$13,601,000	$2,000,000
Depreciable Property	46,416,000	5,277,000
Notes Receivable and Other	4,070,000	-0-
Total Assets Acquired	$64,087,000	$7,277,000

Total Income, Community Net Operating Income (“Community NOI”)* and Net Income (Loss) for communities acquired in 2017 and 2016, which are included in our Consolidated Statements of Income (Loss) for the years ended December 31, 2017 and 2016, are as follows:

	2017 Acquisitions	2016 Acquisitions
	2017	2017	2016

Total Income	$4,732,307	$980,968	$172,050
Community NOI *	$2,398,652	$354,416	$103,578
Net Income (Loss)	$211,468	$(242,682)	$3,051

*Community NOI is defined as rental and related income less community operating expenses.

See Note 5 for additional information relating to Loans and Mortgages Payable and Note 16 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2017	December 31, 2016

Site and Land Improvements	$114,617,282	$99,161,090
Buildings and Improvements	5,779,146	4,947,543
Rental Homes and Accessories	33,621,420	24,906,990
Equipment and Vehicles	12,426,664	11,239,980
Total Accumulated Depreciation	$166,444,512	$140,255,603

Other

Many oil and gas companies compete for the opportunity to drill for oil and gas. Successful bidders pay an upfront purchase price (“bonus payment”). In May 2017, the Company received a bonus payment of $251,680 for the right to allow an oil and gas company to drill at one of its communities. The bonus payment is not refundable and the Company has no further obligations related to it. Therefore, this bonus payment received by the Company is considered earned by the Company and has been recorded as Other Income in the accompanying Consolidated Statements of Income. In addition to this upfront bonus payment, the Company entered into an agreement (“Lease”) whereby the oil and gas company may remove the oil and gas from the property, provided that it pays the Company an 18% royalty fee based on the amount of the oil and gas removed. The term of the Lease is for five years.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The Company’s securities available for sale consist of common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest.

As of December 31, 2017 and 2016, the Company’s securities are all classified as available-for-sale. See Note 13 for Fair Value Measurements.

The following is a listing of securities available for sale at December 31, 2017:

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	2,000	$50,269	$43,720
CBL & Associates Properties, Inc.	E	6.625%	62,724	1,487,145	1,383,064
Cedar Realty Trust, Inc.	B	7.250%	18,269	422,544	458,755
Cedar Realty Trust, Inc.	C	6.500%	20,000	494,407	500,800
Colony Northstar, Inc.	I	7.150%	20,000	500,000	503,600
Investors Real Estate Trust	C	6.625%	20,000	500,000	520,308
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	1,007,200
Pennsylvania Real Estate Investment Trust	D	6.875%	20,000	498,207	502,200
Urstadt Biddle Properties, Inc.	G	6.750%	5,000	125,000	131,000
Urstadt Biddle Properties, Inc.	H	6.250%	12,500	312,500	326,875
Total Preferred Stock				5,390,072	5,377,522

Common Stock:
CBL & Associates Properties, Inc.			1,500,000	16,157,749	8,490,000
Franklin Street Properties Corporation			150,000	1,659,118	1,611,000
Government Properties Income Trust			1,020,000	19,430,983	18,910,800
Kimco Realty Corporation			750,000	14,475,908	13,612,500
Monmouth Real Estate Investment Corporation (1)			2,335,930	20,698,562	41,579,558
Pennsylvania Real Estate Investment Trust			150,000	1,602,636	1,783,500
Select Income Real Estate Investment Trust			775,000	18,649,691	19,475,750
Senior Housing Properties Trust			160,911	2,739,069	3,081,446
Tanger Factory Outlet			120,000	2,941,621	3,181,200
Urstadt Biddle Properties, Inc.			100,000	2,048,516	2,174,000
Vereit, Inc.			1,300,000	11,253,514	10,127,000
Washington Prime Group			500,000	4,397,255	3,560,000
Total Common Stock				116,054,622	127,586,754

Total Securities Available for Sale				$121,444,694	$132,964,276

(1) Related entity – See Note 8.

The following is a listing of securities available for sale at December 31, 2016:

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Ashford Hospitality Trust, Inc.	A	8.550%	10,000	$251,205	$253,800
CBL & Associates Properties, Inc.	D	7.375%	2,000	50,269	48,900
CBL & Associates Properties, Inc.	E	6.625%	62,724	1,487,145	1,440,789
Cedar Realty Trust, Inc.	B	7.250%	58,577	1,411,846	1,426,126
Chesapeake Lodging Trust	A	7.750%	20,000	500,000	507,806
Corporate Office Properties Trust	L	7.375%	26,000	650,330	656,760
Kilroy Realty Corporation	G	6.875%	34,948	844,770	885,932
LaSalle Hotel Properties	H	7.500%	40,000	982,589	1,002,000
Pennsylvania Real Estate Investment Trust	A	8.250%	68,800	1,720,885	1,739,952
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	1,000,000
Retail Properties of America, Inc.	A	7.000%	20,000	481,949	500,000
Stag Industrial, Inc.	B	6.625%	20,100	470,007	501,495
Summit Hotel Properties, Inc.	B	7.875%	20,000	500,000	514,780
Sun Communities, Inc.	A	7.125%	45,000	1,117,377	1,133,550
Terreno Realty Corporation	A	7.750%	20,300	507,791	512,575
Urstadt Biddle Properties, Inc.	F	7.125%	30,421	756,304	775,735
Urstadt Biddle Properties, Inc.	G	6.750%	5,000	125,000	128,000
Total Preferred Stock				12,857,467	13,028,200

Common Stock:
CBL & Associates Properties, Inc.			1,000,000	11,785,016	11,500,000
Cousins Properties, Inc.			105,950	820,348	901,635
Gladstone Commercial Corporation			180,000	3,199,933	3,618,000
Government Properties Income Trust			810,000	15,520,076	15,442,650
Monmouth Real Estate Investment Corporation (1)			2,237,588	19,231,411	34,100,835
Nobility Homes Inc.			20,000	158,200	315,000
Parkway Properties Inc.			33,243	628,819	739,657
Select Income Real Estate Investment Trust			740,000	17,802,516	18,648,000
Senior Housing Properties Trust			220,911	3,760,406	4,181,845
Urstadt Biddle Properties, Inc.			85,000	1,761,151	2,049,350
Vereit, Inc.			500,000	4,512,658	4,230,000
Total Common Stock				79,180,534	95,726,972

Total Securities Available for Sale				$92,038,001	$108,755,172

(1) Related entity – See Note 8.

As of December 31, 2017, the Company held eight securities that the Company determined were temporarily impaired investments. The Company considers many factors in determining whether a security is other than temporarily impaired, including the nature of the security and the cause, severity and duration of the impairment. The following is a summary of temporarily impaired securities at December 31, 2017:

	Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Preferred Stock	$1,383,064	$(104,080)	$43,720	$(6,549)
Common Stock	56,311,300	(11,063,227)	-0-	-0-

Total	$57,694,364	$(11,167,307)	$43,720	$(6,549)

The following is a summary of the range of the losses:

Number of Individual Securities	Fair Value	Unrealized Loss	Range of Loss

2	$20,521,800	$(568,302)	3%
3	25,122,564	(2,094,002)	6-10%
1	43,720	(6,549)	13%
1	3,560,000	(837,254)	19%
1	8,490,000	(7,667,749)	47%

8	$57,738,084	$(11,173,856)

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. As of December 31, 2017, 2016 and 2015, the securities portfolio had net unrealized holding gains (losses) of $11,519,582, $16,717,171 and $(2,055,027), respectively.

During the years ended December 31, 2017, 2016 and 2015, the Company received proceeds of $17,416,146, $14,831,737 and $4,633,019, on sales or redemptions of securities available for sale, respectively. The Company recorded the following Gain (Loss) on Sale of Securities, net:

	2017	2016	2015

Gross realized gains	$1,749,034	$2,287,454	$208,200
Gross realized losses	(1,506)	(2,153)	(3,970)

Total Realized Gain on Sales of Securities, net	$1,747,528	$2,285,301	$204,230

The Company had margin loan balances of $37,157,467 and $22,727,458 at December 31, 2017 and 2016, respectively, which were collateralized by the Company’s securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company may purchase securities on margin. The interest rates charged on the margin loans at December 31, 2017 and 2016 was 2.0%. These margin loans are due on demand. At December 31, 2017 and 2016, the margin loans amounted to $37,157,467 and $22,727,458, respectively, and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 2 times.

The Company has revolving credit agreements totaling $28,500,000 with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank and Northpoint Commercial Finance to finance inventory purchases. Interest rates on these agreements range from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months. As of December 31, 2017 and 2016, the total amount outstanding on these lines was $2,239,315 and $6,314,352, respectively, with a weighted average interest rate of 6.74% and 5.9%, respectively.

In June 2017, the Company entered into an amended and restated revolving line of credit with OceanFirst Bank (“OceanFirst Line”), secured by the Company’s eligible notes receivable. The maximum availability on the OceanFirst Line is $10 million. Interest was reduced from prime plus 50 basis points to prime plus 25 basis points. The new maturity date is June 1, 2020. As of December 31, 2017 and 2016, the amount outstanding on this revolving line of credit was $4 million, and the interest rate was 4.75% and 4.25%, respectively.

The Company has an agreement with 21st Mortgage to finance the Company’s purchase of rental units. These loans are at an interest rate of 6.99%, with an origination fee of 2% on new units and 3% on existing units. These loans will have a 10 year term from the date of the borrowing. The amount outstanding on this loan was $421,930 and $467,101, as of December 31, 2017 and 2016, respectively.

The Company has a $4,000,000 loan from Two River Community Bank, secured by 1,000,000 shares of Monmouth Real Estate Investment Corporation common stock. This loan is at an interest rate of 4.625%, with interest only payments through October 2017, and matures on October 30, 2019. The amount outstanding on this loan was $3,969,329 and $4,000,000 as of December 31, 2017 and 2016, respectively. The Company also has $1,977,783 in automotive loans with a weighted average interest rate of 4.05%.

Unsecured Lines of Credit

On March 28, 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The new unsecured revolving credit facility (the “Facility”) was syndicated with BMO Capital Markets (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent. The Facility provides for an increase from $35 million in available borrowings to $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. The maturity date of the Facility is March 27, 2020, with a one year extension option. Borrowings will bear interest at the Company’s option of LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, based on the Company’s overall leverage. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 2% or at BMO’s prime lending rate plus 1%. The amount outstanding under this Facility was $35 million at December 31, 2017.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows:

Year Ended December 31,
2018	$2,776,329
2019	4,506,895
2020	39,526,583
2021	420,131
2022	236,217
Thereafter	37,299,669

Total Loans Payable	84,765,824
Unamortized Debt Issuance Costs	(61,337)
Total Loans Payable, net of Unamortized Debt Issuance Costs	$84,704,487

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding as of December 31, 2017, net of unamortized debt issuance costs. Interest is payable on these mortgages at fixed rates ranging from 3.71% to 6.5% and a variable rate of prime plus 1.0%. The weighted average interest rate as of December 31, 2017 was 4.3%, compared to 4.4% as of December 31, 2016, including the effect of unamortized debt issuance costs. The weighted average interest rate as of December 31, 2017 was 4.2%, compared to 4.3% as of December 31, 2016, not including the effect of unamortized debt issuance costs. The weighted average loan maturity of the Mortgage Notes Payable was 6.9 years at December 31, 2017 and 2016.

The following is a summary of mortgages payable at December 31, 2017 and 2016:

	At December 31, 2017		Balance at December 31,
Property	Due Date	Interest Rate	2017	2016

Allentown	10/01/25	4.06%	$13,390,559	$13,637,719
Brookview Village	04/01/25	3.92%	2,778,698	2,832,889
Candlewick Court	09/01/25	4.10%	4,468,826	4,551,134
Catalina	08/19/25	4.20%	5,533,771	5,739,657
Cedarcrest	04/01/25	3.71%	12,024,840	12,268,266
Clinton Mobile Home Resort	10/01/25	4.06%	3,514,421	3,579,289
Cranberry Village	04/01/25	3.92%	7,620,974	7,769,600
D & R Village	03/01/25	3.85%	7,685,346	7,837,828
Fairview Manor	11/01/26	3.85%	16,010,749	16,299,292
Forest Park Village	09/01/25	4.10%	8,332,848	8,486,324
Hayden Heights	04/01/25	3.92%	2,094,009	2,134,846
Heather Highlands	08/28/18	Prime + 1.0%	16,606	354,529
Highland Estates	06/01/27	4.12%	16,640,165	9,035,246
Holiday Village	09/01/25	4.10%	7,929,646	8,075,696
Holiday Village- IN	11/01/25	3.96%	8,514,837	8,674,151
Holly Acres Estates	10/05/21	6.50%	2,194,312	2,228,629
Kinnebrook Village	04/01/25	3.92%	4,048,226	4,127,176
Lake Sherman Village	09/01/25	4.10%	5,510,432	5,611,924
Olmsted Falls	04/01/25	3.98%	2,093,269	2,133,656
Oxford Village	01/01/20	5.94%	6,751,511	6,963,586
Shady Hills	04/01/25	3.92%	4,992,527	5,089,892
Somerset Estates and Whispering Pines	02/26/19	4.89%	217,770	395,886
Springfield Meadows	10/06/25	4.83%	3,141,199	3,191,381
Suburban Estates	10/01/25	4.06%	5,583,084	5,686,136
Sunny Acres	10/01/25	4.06%	6,214,642	6,329,351
Southwind Village	01/01/20	5.94%	5,392,911	5,562,311
Trailmont	04/01/25	3.92%	3,328,351	3,393,262
Twin Oaks	12/01/19	5.75%	2,415,894	2,494,084
Valley Hills	06/01/26	4.32%	3,408,438	3,466,014
Waterfalls	06/01/26	4.38%	4,639,515	4,716,994
Weatherly Estates	04/01/25	3.92%	8,121,177	8,279,558
Wellington Estates	01/01/23	6.35%	2,414,621	-0-
Woods Edge	01/07/26	4.30%	6,728,792	6,969,958
Worthington Arms	09/01/25	4.10%	9,342,775	9,514,851
Various (2 properties)	02/01/27	4.56%	14,049,088	-0-
Various (4 properties)	07/01/23	4.975%	8,079,960	8,226,015
Various (5 properties)	01/01/22	4.25%	13,749,838	14,072,987
Various (5 properties)	12/06/22	4.75%	7,154,380	7,294,460
Various (5 properties)	02/01/18	6.83%	-0-	8,818,862
Various (6 properties)	08/01/27	4.18%	13,296,207	-0-
Various (11 properties)	08/01/17	LIBOR + 3.0%	-0-	10,625,352
Various (13 properties)	03/01/23	4.065%	49,035,572	50,095,192

Total Mortgages Payable			308,460,786	296,563,983
Unamortized Debt Issuance Costs			(3,565,669)	(3,538,391)
Total Mortgages Payable, net of Unamortized Debt Issuance Costs			$304,895,117	$293,025,592

At December 31, 2017 and 2016, mortgages were collateralized by real property with a carrying value of $538,249,737 and $488,623,061, respectively, before accumulated depreciation and amortization. Interest costs amounting to $500,859, $359,906 and $277,944 were capitalized during 2017, 2016 and 2015, respectively, in connection with the Company’s expansion program.

Recent Transactions

During the year ended December 31, 2017

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

On December 22, 2017, the Company assumed a mortgage loan with a balance of approximately $2,418,000, in conjunction with its acquisition of Wellington Estates. The interest rate on this mortgage is fixed at 6.35%. This mortgage matures on January 1, 2023.

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

The aggregate principal payments of all mortgages payable are scheduled as follows:

Year Ended December 31,
2018	$6,744,175
2019	20,418,685
2020	6,552,999
2021	21,209,912
2022	13,058,727
Thereafter	240,476,288

Total	$308,460,786

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

Stock Options

During the year ended December 31, 2017, thirty-four employees were granted options to purchase a total of 576,000 shares. During the year ended December 31, 2016, thirty-four employees were granted options to purchase a total of 527,000 shares. During the year ended December 31, 2015, twenty-four employees were granted options to purchase a total of 425,000 shares. The fair value of these options for the years ended December 31, 2017, 2016 and 2015 was approximately $1,042,000, $425,000 and $393,000, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period. The remaining unamortized stock option expense was $191,360 as of December 31, 2017, which will be expensed in 2018.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the following years:

	2017	2016	2015

Dividend yield	5.80%	7.32%	7.37%
Expected volatility	26.30%	26.30%	27.17%
Risk-free interest rate	2.37%	1.49%	2.12%
Expected lives	10	8	8
Estimated forfeitures	-0-	-0-	-0-

During the year ended December 31, 2017, options to twenty seven employees to purchase a total of 547,900 shares were exercised. During the year ended December 31, 2016, options to twenty employees to purchase a total of 277,500 shares were exercised. During the year ended December 31, 2015, options to five employees to purchase a total of 22,500 shares were exercised. During the year ended December 31, 2017, options to one employee to purchase a total of 10,000 shares were forfeited. During the year ended December 31, 2016, options to one employee to purchase a total of 50,000 shares expired. During the year ended December 31, 2015, options to sixteen employees to purchase a total of 143,000 shares expired or were forfeited.

A summary of the status of the Company’s stock option plans as of December 31, 2017, 2016 and 2015 and changes during the years then ended are as follows:

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,760,000	$9.97	1,560,500	$9.92	1,301,000	$10.34
Granted	576,000	14.96	527,000	9.77	425,000	9.82
Exercised	(547,900)	9.92	(277,500)	8.96	(22,500)	7.56
Forfeited	(10,000)	9.77	-0-	-0-	(37,000)	10.63
Expired	-0-	-0-	(50,000)	11.97	(106,000)	14.84
Outstanding at end of year	1,778,100	11.60	1,760,000	9.97	1,560,500	9.92
Options exercisable at end of year	1,202,100		1,233,000		1,135,500
Weighted average fair value of options granted during the year		$1.81		$0.81		$0.93

The following is a summary of stock options outstanding as of December 31, 2017:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

07/27/10	4	34,000		11.40	07/27/18
07/05/11	4	34,000		11.16	07/05/19
08/29/12	6	44,000		11.29	08/29/20
06/26/13	10	232,100		10.08	06/26/21
06/11/14	11	175,000		9.85	06/11/22
06/24/15	12	303,000		9.82	06/24/23
04/05/16	21	380,000		9.77	04/05/24
01/19/17	2	60,000	*	14.25	01/19/27
04/04/17	34	516,000	*	15.04	04/04/27

		1,778,100

* Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2017, 2016 and 2015 was $5,935,112, $8,939,488 and $669,098, respectively, of which $5,896,112, $6,156,928 and $541,598 relate to options exercisable. The intrinsic value of options exercised in 2017, 2016 and 2015 was $3,030,119, $1,018,730 and $62,230, respectively, determined as of the date of option exercise. The weighted average remaining contractual term of the above options was 6.8, 5.6 and 5.4 years as of December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, amounts charged to stock compensation expense relating to stock option grants, which is included in General and Administrative Expenses, totaled $928,977, $463,864 and $365,560, respectively.

Restricted Stock

On April 4, 2017, the Company awarded 45,000 shares of restricted stock to two participants. On September 27, 2017, the Company awarded 11,000 shares of restricted stock to ten participants. On April 5, 2016, the Company awarded 40,500 shares of restricted stock to two participants. On September 14, 2016, the Company awarded 20,000 shares of restricted stock to one participant. On February 5, 2015, the Company awarded 25,000 shares of restricted stock to one participant. On September 16, 2015, the Company awarded 10,000 shares to ten participants. The grant date fair value of restricted stock grants awarded to participants was $845,870, $627,085 and $334,450 for the years ended December 31, 2017, 2016 and 2015, respectively. These grants vest in equal installments over five years. As of December 31, 2017, there remained a total of $1,147,859 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.7 years. For the years ended December 31, 2017, 2016 and 2015, amounts charged to stock compensation expense related to restricted stock grants, which is included in General and Administrative Expenses, totaled $385,514, $600,814 and $490,208, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2017, 2016 and 2015, and changes during the year ended December 31, 2017, 2016 and 2015 are presented below:

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	133,315	$10.04	121,242	$9.83	137,346	$10.37
Granted	56,000	15.10	60,500	10.37	35,000	9.56
Dividend Reinvested Shares	6,867	14.83	8,430	10.82	10,736	9.09
Forfeited	-0-	-0-	(2,160)	9.83	-0-	-0-
Vested	(49,229)	10.67	(54,697)	10.07	(61,840)	9.63
Non-vested at end of year	146,953	$11.98	133,315	$10.04	121,242	$9.83

As of December 31, 2017, there were 613,500 shares available for grant as stock options or restricted stock under the 2013 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2017, 2016 and 2015, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $330,020, $245,057 and $167,971 in 2017, 2016 and 2015, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are five Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (“MREIC”). The Company holds common stock of MREIC in its securities portfolio. As of December 31, 2017, the Company owns a total of 2,335,930 shares of MREIC common stock, representing 3.0% of the total shares outstanding at December 31, 2017 (See Note 4). The Company shares 1 officer (Chairman of the Board) with MREIC.

Employment Agreements and Compensation

The Company has three year employment agreements with Mr. Eugene W. Landy, Mr. Samuel A. Landy and Ms. Anna T. Chew. The agreements provide for base compensation aggregating approximating $1 million. In addition, the agreements call for incentive bonuses, and an extension of services and severance payments upon certain future events, such as a change in control. Mr. Samuel A. Landy and Ms. Anna T. Chew are currently negotiating a new employment agreement.

Other Matters

Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. On May 1, 2015, the Company renewed this lease for additional space and an additional seven-year term with monthly lease payments of $14,900 through April 30, 2020 and $15,300 through April 30, 2022. On July 1, 2017, the Company entered into a lease for additional office space adjacent to its existing corporate office space requiring monthly lease payments of $1,275 through April 30, 2020 and $1,310 through April 30, 2022. On February 14, 2018, the Company entered into a lease for additional office space adjacent to its existing corporate office space requiring monthly lease payments of $1,800 through April 30, 2020 and $1,850 through April 30, 2022. Management believes that the aforesaid rents are no more than what the Company would pay for comparable space elsewhere.

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

Amounts received in connection with the DRIP for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015

Amounts Received	$60,365,190	$22,400,945	$24,599,818
Less: Dividends Reinvested	(2,859,174)	(2,388,552)	(2,006,287)
Amounts Received, net	$57,506,016	$20,012,393	$22,593,531

Number of Shares Issued	4,095,357	1,966,133	2,657,255

On June 5, 2017, the Company issued and sold 1,400,000 shares of its Common Stock in a registered direct placement at a sale price of $16.60 per share. The Company received net proceeds from the offering after expenses of approximately $22.5 million and used the net proceeds for general corporate purposes, which included purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties and repayment of indebtedness on a short-term basis.

Preferred Stock

8.25% Series A Cumulative Redeemable Preferred Stock

On August 31, 2017, the Company redeemed all 3,663,800 issued and outstanding shares of its 8.25% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series A Preferred Stock”) at a redemption price of $25.00 per share, totaling $91,595,000. Unpaid dividends on the Series A Preferred Stock accruing for the period from June 1, 2017 through the redemption date, totaling $1,889,147 (or $0.515625 per share) were paid on September 15, 2017 to holders of record as of the August 15, 2017 record date previously established by the Company’s Board of Directors and accordingly such dividends were not included in the redemption price. The Company recognized a deemed dividend of $3,502,000 on the Consolidated Statement of Income for the year ended December 31, 2017, which represents the difference between the redemption value and the carrying value net of original deferred issuance costs.

8.0% Series B Cumulative Redeemable Preferred Stock

On October 20, 2015, the Company issued and sold 1,801,200 shares of its 8.0% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) in a registered direct placement at a sale price of $25.00 per share. The Company received net proceeds from the offering of approximately $43 million, after deducting offering related expenses. Dividends on the Series B Preferred Stock are cumulative from October 20, 2015 at an annual rate of $2.00 per share and will be payable quarterly in arrears at March 15, June 15, September 15, and December 15. The first quarterly dividend payment date for the Series B Preferred Stock was payable March 15, 2016 and was for the dividend period from October 20, 2015 to February 29, 2016. A portion of the dividend to be paid on March 15, 2016, covering the period October 20, 2015 to December 31, 2016, amounting to $710,610 is included in the computation of net loss attributable to common shareholders in the accompanying consolidated financial statements for the year ended December 31, 2016.

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

In conjunction with the issuance of the Company’s Series B Preferred Stock, on April 4, 2016, the Company filed with the Maryland SDAT an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 11,000,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 70,663,800 shares (classified as 62,000,000 shares of common stock, 3,663,800 shares of Series A Preferred stock, 2,000,000 shares of Series B Preferred stock and 3,000,000 shares of excess stock) to 81,663,800 shares (classified as 73,000,000 shares of common stock, 3,663,800 shares of Series A Preferred stock, 2,000,000 shares of Series B Preferred stock and 3,000,000 shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying 2,000,000 shares of Common Stock as shares of Series B Preferred stock. After the reclassification, the Company’s authorized stock consisted of 71,000,000 shares of common stock, 3,663,800 shares of Series A Preferred stock, 4,000,000 shares of Series B Preferred stock and 3,000,000 shares of excess stock.

On August 11, 2016, the Company filed with the Maryland SDAT a further amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 4,000,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 81,663,800 shares (classified as 71,000,000 shares of common stock, 3,663,800 shares of Series A Preferred stock, 4,000,000 shares of Series B Preferred stock and 3,000,000 shares of excess stock) to 85,663,800 shares (classified as 75,000,000 shares of common stock, 3,663,800 shares of Series A Preferred stock, 4,000,000 shares of Series B Preferred stock and 3,000,000 shares of excess stock). Additionally, on June 2, 2017, the Company filed with the Maryland SDAT a further amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 10,000,000 shares

6.75% Series C Cumulative Redeemable Preferred Stock

On July 26, 2017, the Company issued 5,000,000 shares of its new 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred Stock”) at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 5,000,000 shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $120,800,000. On August 2, 2017, the Company issued an additional 750,000 shares of Series C Preferred Stock pursuant to the underwriters’ exercise of their overallotment option and received additional net proceeds of approximately $18,200,000.

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

The Series C Preferred Stock, par value $0.10 per share, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series C Preferred Stock is not redeemable prior to July 26, 2022. On and after July 26, 2022, the Series C Preferred Stock will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption. The Series C Preferred Stock ranks on a parity with the Company’s Series B Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up.

Upon the occurrence of a Delisting Event or Change of Control, each as defined in the Prospectus pursuant to which the shares of Series C Preferred Stock were offered, each holder of the Series C Preferred Stock will have the right to convert all or part of the shares of the Series C Preferred Stock held into common stock of the Company, unless the Company elects to redeem the Series C Preferred Stock.

Holders of the Series C Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for nine or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

In conjunction with the issuance of the Company’s Series C Preferred, the Company filed with the Maryland SDAT, an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 30,750,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 95,663,800 shares (classified as 85,000,000 shares of Common Stock, 3,663,800 shares of Series A Preferred, 4,000,000 shares of Series B Preferred and 3,000,000 shares of excess stock) to 126,413,800 shares (classified as 115,750,000 shares of Common Stock, 3,663,800 shares of Series A Preferred, 4,000,000 shares of Series B Preferred and 3,000,000 shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series C Preferred and reclassifying 5,750,000 shares of Common Stock as shares of Series C Preferred. After the reclassification, the Company’s authorized stock consisted of 110,000,000 shares of Common Stock, 3,663,800 shares of Series A Preferred, 4,000,000 shares of Series B Preferred, 5,750,000 shares of Series C Preferred and 3,000,000 shares of excess stock. Additionally, upon the redemption on August 31, 2017 of all 3,663,800 outstanding shares of the Series A Preferred, the authorized shares of Series A Preferred automatically converted to authorized Common Stock, which increased our authorized Common Stock to 113,663,800 shares.

Issuer Purchases of Equity Securities

On January 25, 2018, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $10,000,000 in the aggregate of the Company’s common stock. The Repurchase Program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the Repurchase Program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. There have been no purchases under the Repurchase Program to date.

NOTE 10 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$5,416,827	$0.18	$4,879,009	$0.18	$4,481,730	$0.18
June 30	5,700,036	0.18	4,903,286	0.18	4,633,318	0.18
September 30	6,188,961	0.18	5,031,818	0.18	4,767,312	0.18
December 31	6,333,573	0.18	5,204,709	0.18	4,864,760	0.18

	$23,639,397	$0.72	$20,018,822	$0.72	$18,747,120	$0.72

These amounts do not include the discount on shares purchased through the Company’s DRIP.

On January 25, 2018, the Company declared a cash dividend of $0.18 per share to be paid on March 15, 2018 to shareholders of record as of the close of business on February 15, 2018.

Preferred Stock

The following dividends were paid to holders of our Series A Preferred Stock during the year ended December 31, 2017, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/19/2017	2/15/2017	3/15/2017	$1,889,147	$0.515625
4/3/2017	5/15/2017	6/15/2017	1,889,147	0.515625
7/3/2017	8/15/2017	9/15/2017	1,889,147	0.515625

			$5,667,441	$1.546875

1/15/2016	2/16/2016	3/15/2016	$1,889,147	$0.515625
4/4/2016	5/16/2016	6/15/2016	1,889,147	0.515625
7/1/2016	8/15/2016	9/15/2016	1,889,147	0.515625
10/3/2016	11/17/2016	12/15/2016	1,889,147	0.515625

			$7,556,588	$2.0625

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2015	2/17/2015	3/16/2015	$1,889,147	$0.515625
4/1/2015	5/15/2015	6/16/2015	1,889,147	0.515625
7/1/2015	8/15/2015	9/15/2015	1,889,147	0.515625
10/1/2015	11/17/2015	12/15/2015	1,889,147	0.515625

			$7,556,588	$2.0625

The following dividends were paid to holders of our Series B Preferred Stock during the year ended December 31, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/19/2017	2/15/2017	3/15/2017	$1,900,600	$0.50
4/3/2017	5/15/2017	6/15/2017	1,900,600	0.50
7/3/2017	8/15/2017	9/15/2017	1,900,600	0.50
10/2/2017	11/15/2017	12/15/2017	1,900,600	0.50

			$7,602,400	$2.00

1/15/2016	2/16/2016	3/15/2016	$1,305,257	$0.72466
4/4/2016	5/16/2016	6/15/2016	1,900,600	0.50
7/1/2016	8/15/2016	9/15/2016	1,900,600	0.50
10/3/2016	11/17/2016	12/15/2016	1,900,600	0.50

			$7,007,057	$2.22466

On January 25, 2018, the Board of Directors declared a quarterly dividend of $0.50 per share for the period from December 1, 2017 through February 28, 2018, on the Company’s Series B Preferred Stock payable March 15, 2018 to shareholders of record as of the close of business on February 15, 2018.

The following dividends were paid to holders of our Series C Preferred Stock during the year ended December 31, 2017:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

7/3/2017	8/15/2017	9/15/2017	$970,313	$0.168750
10/2/2017	11/15/2017	12/15/2017	2,425,781	0.421875

			$3,396,094	$0.590625

On January 25, 2018, the Board of Directors declared a quarterly dividend of $0.421875 per share for the period from December 1, 2017 through February 28, 2018, on the Company’s Series C Preferred Stock payable March 15, 2018 to shareholders of record as of the close of business on February 15, 2018.

NOTE 11 – FEDERAL INCOME TAXES

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$0.00000	0.00%	$0.09549	13.26%	$0.00000	0.00%
Capital gains	0.00000	0.00%	0.01425	1.98%	0.00000	0.00%
Return of capital	0.72000	100.00%	0.61026	84.76%	0.72000	100.00%
	$0.72	100%	$0.72	100%	$0.72	100%

For the year ended December 31, 2017, total distributions paid by the Company for its Series A Preferred Stock, amounted to $5,667,441 or $1.546875 per share (for income tax purposes, $0.494148 characterized as ordinary income, $0.138204 characterized as capital gains and $0.914523 characterized as return or capital). For the year ended December 31, 2016, total distributions paid by the Company for its Series A Preferred Stock, amounted to $7,556,588 or $2.0625 per share (for income tax purposes, $1.79472 characterized as ordinary income and $0.26778 characterized as capital gains). For the year ended December 31, 2015, total distributions paid by the Company for preferred stock, amounted to $7,556,588 or $2.0625 per share (for income tax purposes, $1.36264 characterized as ordinary income, $0.03439 characterized as capital gains and $0.66547 characterized as a return of capital).

For the year ended December 31, 2017, total distributions paid by the Company for its Series B preferred stock, amounted to $7,602,400 or $2.00 per share (for income tax purposes, $0.638896 characterized as ordinary income, $0.178688 characterized as capital gains and $1.182416 characterized as return or capital). For the year ended December 31, 2016, total distributions paid by the Company for its Series B preferred stock, amounted to $7,007,057 or $2.22466 per share (for income tax purposes, $1.93582 characterized as ordinary income and $0.28884 characterized as capital gains).

For the year ended December 31, 2017, total distributions paid by the Company for its Series C preferred stock, amounted to $3,396,094 or $0.590625 per share (for income tax purposes, $0.188674 characterized as ordinary income, $0.052769 characterized as capital gains and $0.349182 characterized as return or capital).

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2017, 2016 and 2015, S&F had operating losses for financial reporting purposes of $2,066,587, $2,307,104 and $3,550,961, respectively. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2017, 2016 and 2015, S&F recorded $0, $5,000 and $15,000, respectively, in federal, state and franchise taxes.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

Included in the Company’s Community Operating Expenses for the year ended December 31, 2016 is $125,000 for the settlement of the Memphis Mobile City lawsuit. The Company is redeveloping this community and has completed Phase I in 2017. Once fully developed, the community will contain a total of 144 developed homesites.

In November 2013, the Company entered into an agreement with 21st Mortgage under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of December 31, 2017, the total loan balance was approximately $3 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2017, the total loan balance was approximately $3.6 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $8,437,000 of loans that the Company acquired under the COP Program as of December 31, 2017.

NOTE 13 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2017 and 2016:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017:
Equity Securities - Preferred Stock	$5,377,522	$5,377,522	$-0-	$-0-
Equity Securities - Common Stock	127,586,754	127,586,754	-0-	-0-
Interest Rate Swap (1)	-0-	-0-	-0-	-0-
Total	$132,964,276	$132,964,276	$-0-	$-0-

December 31, 2016:
Equity Securities - Preferred Stock	$13,028,200	$13,028,200	$-0-	$-0-
Equity Securities - Common Stock	95,726,972	95,726,972	-0-	-0-
Interest Rate Swap (1)	(3,983)	-0-	(3,983)	-0-
Total	$108,751,189	$108,755,172	$(3,983)	$-0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of securities available for sale is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. As of December 31, 2017, the fair and carrying value of fixed rate mortgages payable amounted to $303,741,677 and $308,444,180, respectively. As of December 31, 2016, the fair and carrying value of fixed rate mortgages payable amounted to $282,369,069 and $285,584,102, respectively. Prior to 2017, if the Company acquired a property that was considered an acquisition of a business, the Company was required to fair value all of the acquired assets and liabilities, including intangible assets and liabilities (See Note 1). Those fair value measurements fell within level 3 of the fair value hierarchy.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2017, 2016 and 2015 was $15,656,251, $15,058,016 and $12,497,858, respectively.

During the years ended December 31, 2017 and 2016, the Company assumed mortgages totaling $2,418,198 and $3,195,202, respectively for the acquisition of communities.

During the years ended December 31, 2017, 2016 and 2015, land development costs of $7,832,450, $170,925 and $60,857, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2017, 2016 and 2015, the Company had dividend reinvestments of $2,859,174, $2,388,552 and $2,006,287, respectively which required no cash transfers.

NOTE 15 – SUBSEQUENT EVENTS

On January 22, 2018, the Company issued 2,000,000 shares of its new 6.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 2,000,000 shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $48.1 million and plans to use the net proceeds of the offering for general corporate purposes, which may include the purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

In conjunction with the issuance of the Company’s Series D Preferred Stock, the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series D Preferred Stock and reclassifying 2,300,000 shares of Common Stock as shares of Series D Preferred Stock. After the reclassification, the Company’s authorized stock consists of 111,363,800 shares of Common Stock, 4,000,000 shares of Series B Preferred Stock, 5,750,000 shares of Series C Preferred Stock, 2,300,000 shares of Series D Preferred Stock and 3,000,000 shares of excess stock.

NOTE 16 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the 2017 and 2016 acquisitions that have closed. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during 2017 and 2016 assuming that the acquisitions had occurred as of January 1, 2016, after giving effect to certain adjustments including (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	For the years ended December 31,
	2017	2016

Rental and Related Income	$103,618,000	$98,019,000
Community Operating Expenses	48,051,000	45,690,000
Net Loss Attributable to Common Shareholders	(8,418,000)	(3,432,000)
Net Loss Attributable to Common Shareholders per Share:
Basic and Diluted	(0.26)	(0.12)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2017	March 31	June 30	September 30	December 31

Total Income	$26,448,549	$28,817,848	$28,684,937	$28,696,585
Total Expenses	22,485,487	24,858,243	24,704,729	24,567,878
Other Income (Expense)	(1,653,136)	(383,472)	(699,309)	(546,701)
Net Income	2,285,546	3,589,871	3,262,001	3,530,616
Net Loss Attributable to Common Shareholders	(1,504,201)	(199,876)	(5,179,423)	(795,765)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	(0.05)	(0.01)	(0.15)	(0.03)

2016	March 31	June 30	September 30	December 31

Total Income	$23,504,374	$25,210,707	$25,355,051	$25,143,697
Total Expenses	19,876,382	21,176,977	21,567,389	20,634,766
Other Income (Expense)	(1,743,611)	(937,242)	(587,077)	(1,153,663)
Net Income	1,906,469	3,051,462	3,200,013	3,376,615
Net Loss Attributable to Common Shareholders	(883,278)	(682,729)	(589,734)	(413,132)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	(0.03)	(0.03)	(0.02)	(0.02)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Allentown	Memphis, TN	$13,390,559		$250,000	$2,569,101	$10,425,033
Arbor Estates	Doylestown, PA		(1)	2,650,000	8,266,000	1,260,944
Auburn Estates	Orrville, OH		(4)	114,000	1,174,000	507,470
Birchwood Farms	Birch Run, MI		(1)	70,000	2,797,000	2,449,356
Boardwalk	Elkhart, IN	14,049,088	(6)	1,796,000	4,767,792	(17,029)
Broadmore Estates	Goshen, IN	49,035,572	(1)	1,120,000	11,136,000	8,249,474
Brookside	Berwick, PA		(3)	372,000	4,776,000	1,640,711
Brookview	Greenfield Ctr, NY	2,778,698		37,500	232,547	7,262,982
Candlewick Court	Owosso, MI	4,468,826		159,200	7,087,221	3,049,600
Carsons	Chambersburg, PA	-0-		176,000	2,411,000	1,259,274
Catalina	Middletown, OH	5,533,771		1,008,000	11,734,640	2,927,665
Cedarcrest	Vineland, NJ	12,024,840		320,000	1,866,323	2,528,003
Chambersburg	Chambersburg, PA	-0-		108,000	2,397,000	606,548
Chelsea	Sayre, PA		(2)	124,000	2,049,000	1,112,180
Cinnamon Woods	Conowingo, MD	-0-		1,884,000	2,116,000	218,001
City View	Lewistown, PA	-0-		137,000	613,000	1,332,531
Clinton	Tiffin, OH	3,514,421		142,000	3,301,800	233,583
Collingwood	Horseheads, NY	-0-		196,000	2,317,500	1,376,360
Colonial Heights	Wintersville, OH		(1)	67,000	2,383,000	4,202,660
Countryside Estates	Muncie, IN	-0-		174,000	1,926,000	3,527,990
Countryside Estates	Ravenna, OH	-0-		205,000	2,895,997	3,820,768
Countryside Village	Columbia, TN	-0-		394,000	6,916,500	8,044,110
Cranberry	Cranberry Twp, PA	7,620,974		181,930	1,922,931	3,981,410
Crestview	Athens, PA	-0-		188,000	2,258,000	1,306,840
Cross Keys	Duncansville, PA	-0-		60,774	378,093	3,598,385
Crossroads Village	Mount Pleasant, PA	-0-		183,000	1,403,400	24,370
D&R	Clifton Park, NY	7,685,346		391,724	704,021	3,213,228
Dallas Mobile Home	Toronto,OH	-0-		275,600	2,728,503	1,295,277
Deer Meadows	New Springfield,OH	-0-		226,000	2,299,275	2,148,907
Evergreen Estates	Lodi,OH	-0-		99,000	1,121,300	462,148
Evergreen Manor	Bedford, OH	-0-		49,000	2,372,258	895,208
Evergreen Village	Mantua, OH	-0-		105,000	1,277,001	865,356
Fairview Manor	Millville, NJ	16,010,749		216,000	1,166,517	9,694,617
Forest Creek	Elkhart, IN		(1)	440,000	7,004,000	1,790,506
Forest Park	Cranberry Twp, PA	8,332,848		75,000	977,225	7,537,662
Fox Chapel Village	Cheswick, PA	-0-		372,000	4,081,700	72,515
Frieden Manor	Schuylkill Haven, PA	13,296,207	(2)	643,000	5,293,500	1,992,141
Green Acres	Chambersburg, PA	-0-		63,000	584,000	111,538
Gregory Courts	Honey Brook, PA		(1)	370,000	1,220,000	427,354
Hayden Heights	Dublin,OH	2,094,009		248,100	2,147,700	571,620
Heather Highlands	Inkerman, PA	16,606		572,500	2,151,569	10,427,038
High View Acres	Apollo, PA	-0-		825,000	4,263,500	93,912
Highland	Elkhart, IN		(1)	510,000	7,084,000	3,505,739
Highland Estates	Kutztown, PA	16,640,165		145,000	1,695,041	12,095,649
Hillcrest Crossing	Lower Burrell, PA	-0-		961,000	1,463,825	1,924,330
Hillcrest Estates	Marysville, OH	-0-		1,277,000	3,033,500	511,855
Hillside Estates	Greenburg,PA		(5)	483,600	2,678,525	1,932,865
Holiday Village	Nashville, TN	7,929,646		1,632,000	5,618,000	6,903,835
Holiday Village	Elkhart, IN	8,514,837		490,600	13,808,269	3,740,161
Holly Acres	Erie, PA	2,194,312		194,000	3,591,000	605,914
Hudson Estates	Peninsula, OH	-0-		141,000	3,515,878	4,614,404
Huntingdon Pointe	Tarrs, PA	-0-		399,000	865,450	801,695

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Independence Park	Clinton, PA	$8,079,960	(5)	$686,400	$2,783,633	$2,544,627
Kinnebrook	Monticello, NY	4,048,226		235,600	1,402,572	12,811,315
Lake Sherman	Navarre, OH	5,510,432		290,000	1,457,673	9,854,641
Lakeview Meadows	Lakeview, OH	-0-		574,000	1,103,600	848,061
Laurel Woods	Cresson, PA	-0-		432,700	2,070,426	3,453,562
Little Chippewa	Orrville, OH		(4)	113,000	1,135,000	1,488,980
Maple Manor	Taylor, PA	13,749,838	(3)	674,000	9,432,800	4,722,874
Marysville Estates	Marysville, OH	-0-		810,000	4,555,800	654,373
Meadowood	New Middletown, OH		(1)	152,000	3,191,000	2,584,707
Meadows	Nappanee, IN	-0-		548,600	6,720,900	2,515,755
Melrose Village	Wooster, OH	7,154,380	(4)	767,000	5,429,000	4,336,425
Melrose West	Wooster, OH		(4)	94,000	1,040,000	52,182
Memphis Blues	Memphis, TN	-0-		78,435	810,477	4,681,136
Monroe Valley	Jonestown, PA		(2)	114,000	994,000	432,570
Moosic Heights	Avoca, PA		(3)	330,000	3,794,100	2,075,353
Mount Pleasant Village	Mount Pleasant, PA	-0-		280,000	3,501,600	68,354
Mountaintop	Narvon, PA		(2)	134,000	1,665,000	601,666
Oak Ridge	Elkhart, IN		(1)	500,000	7,524,000	1,777,443
Oakwood Lake	Tunkhannock, PA		(3)	379,000	1,639,000	830,332
Olmsted Falls	Olmsted Falls, OH	2,093,269		569,000	3,031,000	1,311,829
Oxford	West Grove, PA	6,751,511		175,000	990,515	2,169,652
Parke Place	Elkhart, IN		(6)	4,317,000	10,340,950	1,135,827
Pine Ridge/Pine Manor	Carlisle, PA	-0-		37,540	198,321	9,387,272
Pine Valley	Apollo, PA	-0-		670,000	1,336,600	5,379,401
Pleasant View	Bloomsburg, PA		(3)	282,000	2,174,800	1,304,424
Port Royal	Belle Vernon, PA	-0-		150,000	2,491,796	11,934,453
River Valley	Marion, OH	-0-		236,000	785,293	6,438,539
Rolling Hills Estates	Carlisle, PA	-0-		301,000	1,419,013	1,451,304
Rostraver Estates	Belle Veron, PA	-	(5)	813,600	2,203,506	1,695,206
Sandy Valley	Magnolia, OH	-0-		270,000	1,941,430	7,839,672
Shady Hills	Nashville, TN	4,992,527		337,000	3,379,000	3,914,330
Somerset/Whispering	Somerset, PA	217,770		1,485,000	2,050,400	7,100,994
Southern Terrace	Columbiana, OH		(1)	63,000	3,387,000	442,707
Southwind	Jackson, NJ	5,392,911		100,095	602,820	2,675,258
Spreading Oaks	Athens, OH	-0-		67,000	1,326,800	3,108,808
Springfield Meadows	Springfield, OH	3,141,199		1,230,000	3,092,706	282,931
Suburban Estates	Greensburg, PA	5,583,084		299,000	5,837,272	2,650,335
Summit Estates	Ravenna, OH	-0-		198,000	2,779,260	2,699,446
Sunny Acres	Somerset, PA	6,214,642		287,000	6,113,528	1,385,661
Sunnyside	Eagleville, PA		(1)	450,000	2,674,000	334,695
Trailmont	Goodlettsville, TN	3,328,351		411,000	1,867,000	3,579,237
Twin Oaks	Olmsted Falls, OH	2,415,894		823,000	3,527,000	1,677,396
Twin Pines	Goshen, IN		(1)	650,000	6,307,000	3,038,527
Valley High	Ruffs Dale, PA		(5)	284,000	2,266,750	1,240,667
Valley Hills	Ravenna, OH	3,408,438		996,000	6,542,178	6,523,105
Valley Stream	Mountaintop, PA	-0-		323,000	3,190,550	650,910
Valley View HB	Honeybrook, PA		(1)	1,380,000	5,348,000	1,566,922
Valley View I	Ephrata, PA		(2)	191,000	4,359,000	988,314
Valley View II	Ephrata, PA		(2)	72,000	1,746,000	4,909
Voyager Estates	West Newton, PA	-0-		742,000	3,142,725	1,977,981
Waterfalls	Hamburg, NY	4,639,515		424,000	3,812,000	3,637,198
Wayside	Bellefontaine, OH	-0-		196,000	1,080,050	158,681
Weatherly Estates	Lebanon, TN	8,121,177		1,184,000	4,034,480	4,515,367
Wellington Estates	Export, PA	2,414,621		896,000	6,179,000	123,037

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Wood Valley	Caledonia, OH	$-0-		$260,000	$1,753,206	$4,267,484
Woodland Manor	West Monroe, NY	-0-		77,000	841,000	2,852,704
Woodlawn	Eatontown, NJ	-0-		157,421	280,749	1,481,724
Woods Edge	West Lafayette, IN	6,728,792		1,808,100	13,321,318	2,345,912
Worthington Arms	Lewis Center, OH	9,342,775		436,800	12,705,530	1,472,783
Youngstown Estates	Youngstown, NY		(4)	269,000	1,606,000	1,053,026

		$308,460,786		$54,431,819	$376,757,529	$327,297,677

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/17
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Allentown	Memphis, TN	$480,000	$12,764,134	$13,244,134	$5,622,205
Arbor Estates	Doylestown, PA	2,650,000	9,526,944	12,176,944	1,574,520
Auburn Estates	Orrville, OH	114,000	1,681,470	1,795,470	225,416
Birchwood Farms	Birch Run, MI	70,000	5,246,356	5,316,356	864,289
Boardwalk	Elkhart, IN	1,796,000	4,750,763	6,546,763	173,168
Broadmore Estates	Goshen, IN	1,120,000	19,385,474	20,505,474	3,012,157
Brookside	Berwick, PA	372,000	6,416,711	6,788,711	1,392,564
Brookview	Greenfield Ctr, NY	122,865	7,410,164	7,533,029	2,357,656
Candlewick Court	Owosso, MI	159,200	10,136,821	10,296,021	877,845
Carsons	Chambersburg, PA	176,000	3,670,274	3,846,274	591,483
Catalina	Middletown, OH	1,008,000	14,662,305	15,670,305	1,364,525
Cedarcrest	Vineland, NJ	408,206	4,306,120	4,714,326	2,795,731
Chambersburg	Chambersburg, PA	108,000	3,003,548	3,111,548	535,412
Chelsea	Sayre, PA	124,000	3,161,180	3,285,180	501,859
Cinnamon Woods	Conowingo, MD	1,884,000	2,334,001	4,218,001	56,761
City View	Lewistown, PA	137,000	1,945,531	2,082,531	321,674
Clinton	Tiffin, OH	142,000	3,535,383	3,677,383	793,776
Collingwood	Horseheads, NY	196,000	3,693,860	3,889,860	625,100
Colonial Heights	Wintersville, OH	67,000	6,585,660	6,652,660	1,039,768
Countryside Estates	Muncie, IN	174,000	5,453,990	5,627,990	755,613
Countryside Estates	Ravenna, OH	205,000	6,716,765	6,921,765	688,791
Countryside Village	Columbia, TN	609,000	14,745,610	15,354,610	2,916,765
Cranberry	Cranberry Twp, PA	181,930	5,904,341	6,086,271	2,885,885
Crestview	Athens, PA	361,500	3,391,340	3,752,840	552,142
Cross Keys	Duncansville, PA	60,774	3,976,478	4,037,252	1,294,428
Crossroads Village	Mount Pleasant, PA	183,000	1,427,770	1,610,770	5,012
D&R	Clifton Park, NY	391,724	3,917,249	4,308,973	2,045,833
Dallas Mobile Home	Toronto,OH	275,600	4,023,780	4,299,380	448,086
Deer Meadows	New Springfield,OH	226,000	4,448,182	4,674,182	452,414
Evergreen Estates	Lodi,OH	119,000	1,563,448	1,682,448	188,683
Evergreen Manor	Bedford, OH	49,000	3,267,466	3,316,466	371,934
Evergreen Village	Mantua, OH	105,000	2,142,357	2,247,357	251,789
Fairview Manor	Millville, NJ	2,534,892	8,542,242	11,077,134	5,005,204
Forest Creek	Elkhart, IN	440,000	8,794,506	9,234,506	1,735,122
Forest Park	Cranberry Twp, PA	75,000	8,514,887	8,589,887	3,169,111
Fox Chapel Village	Cheswick, PA	372,000	4,154,215	4,526,215	14,381
Frieden Manor	Schuylkill Haven, PA	643,000	7,285,641	7,928,641	1,314,625
Green Acres	Chambersburg, PA	63,000	695,538	758,538	125,691
Gregory Courts	Honey Brook, PA	370,000	1,647,354	2,017,354	261,779
Hayden Heights	Dublin,OH	248,100	2,719,320	2,967,420	335,477
Heather Highlands	Inkerman, PA	572,500	12,578,607	13,151,107	4,959,606
High View Acres	Apollo, PA	825,000	4,357,412	5,182,412	14,045
Highland	Elkhart, IN	510,000	10,589,739	11,099,739	1,715,882
Highland Estates	Kutztown, PA	404,239	13,531,451	13,935,690	6,693,393
Hillcrest Crossing	Lower Burrell, PA	961,000	3,388,155	4,349,155	82,876
Hillcrest Estates	Marysville, OH	1,277,000	3,545,355	4,822,355	133,643
Hillside Estates	Greenburg,PA	483,600	4,611,390	5,094,990	486,796
Holiday Village	Nashville, TN	1,632,000	12,521,835	14,153,835	1,811,334
Holiday Village	Elkhart, IN	490,600	17,548,430	18,039,030	1,375,999
Holly Acres	Erie, PA	194,000	4,196,914	4,390,914	420,405
Hudson Estates	Peninsula, OH	141,000	8,130,282	8,271,282	823,582
Huntingdon Pointe	Tarrs, PA	399,000	1,667,145	2,066,145	121,362

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/17
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Independence Park	Clinton, PA	$686,400	$5,328,260	$6,014,660	$510,057
Kinnebrook	Monticello, NY	352,972	14,096,515	14,449,487	4,936,134
Lake Sherman	Navarre, OH	290,000	11,312,314	11,602,314	3,918,732
Lakeview Meadows	Lakeview, OH	725,663	1,799,998	2,525,661	90,514
Laurel Woods	Cresson, PA	432,700	5,523,988	5,956,688	2,048,960
Little Chippewa	Orrville, OH	113,000	2,623,980	2,736,980	275,603
Maple Manor	Taylor, PA	674,000	14,155,674	14,829,674	3,015,890
Marysville Estates	Marysville, OH	820,668	5,199,505	6,020,173	199,348
Meadowood	New Middletown, OH	152,000	5,775,707	5,927,707	981,658
Meadows	Nappanee, IN	548,600	9,236,655	9,785,255	758,790
Melrose Village	Wooster, OH	767,000	9,765,425	10,532,425	1,217,325
Melrose West	Wooster, OH	94,000	1,092,182	1,186,182	159,710
Memphis Blues	Memphis, TN	335,935	5,234,113	5,570,048	1,328,193
Monroe Valley	Jonestown, PA	114,000	1,426,570	1,540,570	248,809
Moosic Heights	Avoca, PA	330,000	5,869,453	6,199,453	1,183,142
Mount Pleasant Village	Mount Pleasant, PA	280,000	3,569,954	3,849,954	13,071
Mountaintop	Narvon, PA	134,000	2,266,666	2,400,666	402,704
Oak Ridge	Elkhart, IN	500,000	9,301,443	9,801,443	1,845,852
Oakwood Lake	Tunkhannock, PA	379,000	2,469,332	2,848,332	537,890
Olmsted Falls	Olmsted Falls, OH	569,000	4,342,829	4,911,829	719,715
Oxford	West Grove, PA	155,000	3,180,167	3,335,167	2,042,718
Parke Place	Elkhart, IN	4,317,000	11,476,777	15,793,777	452,565
Pine Ridge/Pine Manor	Carlisle, PA	145,472	9,477,661	9,623,133	3,024,777
Pine Valley	Apollo, PA	732,089	6,653,912	7,386,001	2,630,313
Pleasant View	Bloomsburg, PA	282,000	3,479,224	3,761,224	708,447
Port Royal	Belle Vernon, PA	505,000	14,071,249	14,576,249	6,482,162
River Valley	Marion, OH	236,000	7,223,832	7,459,832	3,379,144
Rolling Hills Estates	Carlisle, PA	301,000	2,870,317	3,171,317	571,963
Rostraver Estates	Belle Veron, PA	813,600	3,898,712	4,712,312	431,257
Sandy Valley	Magnolia, OH	270,000	9,781,102	10,051,102	4,648,644
Shady Hills	Nashville, TN	337,000	7,293,330	7,630,330	1,347,505
Somerset/Whispering	Somerset, PA	1,488,600	9,147,794	10,636,394	3,159,972
Southern Terrace	Columbiana, OH	63,000	3,829,707	3,892,707	708,693
Southwind	Jackson, NJ	100,095	3,278,078	3,378,173	1,972,762
Spreading Oaks	Athens, OH	67,000	4,435,608	4,502,608	1,666,426
Springfield Meadows	Springfield, OH	1,230,000	3,375,637	4,605,637	130,146
Suburban Estates	Greensburg, PA	299,000	8,487,607	8,786,607	1,849,609
Summit Estates	Ravenna, OH	198,000	5,478,706	5,676,706	568,575
Sunny Acres	Somerset, PA	287,000	7,499,189	7,786,189	1,842,783
Sunnyside	Eagleville, PA	450,000	3,008,695	3,458,695	493,012
Trailmont	Goodlettsville, TN	411,000	5,446,237	5,857,237	1,008,889
Twin Oaks	Olmsted Falls, OH	998,000	5,029,396	6,027,396	898,732
Twin Pines	Goshen, IN	650,000	9,345,527	9,995,527	1,555,867
Valley High	Ruffs Dale, PA	284,000	3,507,417	3,791,417	383,503
Valley Hills	Ravenna, OH	996,000	13,065,283	14,061,283	1,478,494
Valley Stream	Mountaintop, PA	323,000	3,841,460	4,164,460	357,886
Valley View HB	Honeybrook, PA	1,380,000	6,914,922	8,294,922	1,198,477
Valley View I	Ephrata, PA	191,000	5,347,314	5,538,314	1,008,023
Valley View II	Ephrata, PA	72,000	1,750,909	1,822,909	345,020
Voyager Estates	West Newton, PA	742,000	5,120,706	5,862,706	452,882
Waterfalls	Hamburg, NY	424,000	7,449,198	7,873,198	3,665,333
Wayside	Bellefontaine, OH	196,000	1,238,731	1,434,731	68,070
Weatherly Estates	Lebanon, TN	1,184,000	8,549,847	9,733,847	3,067,077

UMH PROPER UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

Column A		Column E (6) (7)			Column F
Description		Gross Amount at Which Carried at 12/31/17
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Wellington Estates	Export, PA	$896,000	$6,302,037	$7,198,037	$22,981
Wood Valley	Caledonia, OH	260,000	6,020,690	6,280,690	2,764,346
Woodland Manor	West Monroe, NY	77,000	3,693,704	3,770,704	1,008,380
Woodlawn	Eatontown, NJ	135,420	1,784,474	1,919,894	800,823
Woods Edge	West Lafayette, IN	1,808,100	15,667,230	17,475,330	1,296,996
Worthington Arms	Lewis Center, OH	436,800	14,178,313	14,615,113	1,225,567
Youngstown Estates	Youngstown, NY	269,000	2,659,026	2,928,026	297,404
		$59,020,844	$699,466,181	$758,487,025	$153,591,917

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Arbor Estates	Doylestown, PA	1959	2013	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Boardwalk	Elkhart, IN	1995-1996	2017	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedarcrest	Vineland, NJ	1973	1986	5 to 27.5
Chambersburg	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
Cinnamon Woods	Conowingo, MD	2005	2017	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	5 to 27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Athens, PA	1964	2012	5 to 27.5
Cross Keys	Duncansville, PA	1961	1979	5 to 27.5
Crossroads Village	Mount Pleasant, PA	1955/2004	2017	5 to 27.5
D&R	Clifton Park, NY	1972	1978	5 to 27.5
Dallas Mobile Home	Toronto,OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield,OH	1973	2014	5 to 27.5
Evergreen Estates	Lodi,OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Fox Chapel Village	Cheswick, PA	1975	2017	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	5 to 27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin,OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
High View Acres	Apollo, PA	1984	2017	5 to 27.5
Highland	Elkhart, IN	1969	2013	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillcrest Crossing	Lower Burrell, PA	1971	2017	5 to 27.5
Hillcrest Estates	Marysville, OH	1995	2017	5 to 27.5
Hillside Estates	Greenburg,PA	1980	2014	5 to 27.5
Holiday Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Independence Park	Clinton, PA	1987	2014	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Lakeview Meadows	Lakeview, OH	1995	2016	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
Marysville Estates	Marysville, OH	1960s to 2015	2017	5 to 27.5
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	5 to 27.5
Memphis Blues	Memphis, TN	1955	1985	5 to 27.5
Monroe Valley	Jonestown, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mount Pleasant Village	Mount Pleasant, PA	1977-1986	2017	5 to 27.5
Mountaintop	Narvon, PA	1972	2012	5 to 27.5
Oak Ridge	Elkhart, IN	1990	2013	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Falls, OH	1953/1970	2012	5 to 27.5
Oxford	West Grove, PA	1971	1974	5 to 27.5
Parke Place	Elkhart, IN	1995-1996	2017	5 to 27.5
Pine Ridge/Pine Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View	Bloomsburg, PA	1960’s	2010	5 to 27.5
Port Royal	Belle Vernon, PA	1973	1983	5 to 27.5
River Valley	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Veron, PA	1970	2014	5 to 27.5
Sandy Valley	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	5 to 27.5
Southern Terrace	Columbiana, OH	1983	2012	5 to 27.5
Southwind	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5
Springfield Meadows	Springfield, OH	1970	2016	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks	Olmsted Falls, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5
Valley High	Ruffs Dale, PA	1974	2014	5 to 27.5
Valley Hills	Ravenna, OH	1960-1970	2014	5 to 27.5
Valley Stream	Mountaintop, PA	1970	2015	5 to 27.5
Valley View HB	Honeybrook, PA	1970	2013	5 to 27.5
Valley View I	Ephrata, PA	1961	2012	5 to 27.5
Valley View II	Ephrata, PA	1999	2012	5 to 27.5
Voyager Estates	West Newton, PA	1968	2015	5 to 27.5
Waterfalls	Hamburg, NY	prior to 1980	1997	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Wayside	Bellefontaine, OH	1960’s	2016	5 to 27.5
Weatherly Estates	Lebanon, TN	1997	2006	5 to 27.5
Wellington Estate	Export, PA	1970/1996	2017	5 to 27.5
Wood Valley	Caledonia, OH	prior to 1980	1996	5 to 27.5
Woodland Manor	West Monroe, NY	prior to 1980	2003	5 to 27.5
Woodlawn	Eatontown, NJ	1964	1978	5 to 27.5
Woods Edge	West Lafayette, IN	1974	2015	5 to 27.5
Worthington Arms	Lewis Center, OH	1968	2015	5 to 27.5
Youngstown Estates	Youngstown, NY	1963	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(1)	Represents one mortgage note payable secured by thirteen properties.

(2)	Represents one mortgage note payable secured by six properties.

(3)	Represents one mortgage note payable secured by five properties.

(4)	Represents one mortgage note payable secured by five properties.

(5)	Represents one mortgage note payable secured by four properties.

(6)	Represents one mortgage note payable secured by two properties.

(7)	Reconciliation

	/———-FIXED ASSETS————/
	12/31/17	12/31/16	12/31/15

Balance – Beginning of Year	$636,576,955	$574,283,574	$444,908,976

Additions:
Acquisitions	59,308,067	7,276,356	82,276,902
Improvements	65,458,396	56,417,927	48,263,233
Total Additions	124,766,463	63,694,283	130,540,135

Deletions	(2,856,393)	(1,400,902)	(1,165,537)

Balance – End of Year	$758,487,025	$636,576,955	$574,283,574

	/——ACCUMULATED DEPRECIATION——/
	12/31/17	12/31/16	12/31/15

Balance – Beginning of Year	$128,780,501	$107,453,972	$90,277,082

Additions:
Depreciation	25,307,453	21,625,264	17,481,811
Total Additions	25,307,453	21,625,264	17,481,811

Deletions	(496,037)	(298,735)	(304,921)

Balance – End of Year	$153,591,917	$128,780,501	$107,453,972

(8)	The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:	/s/ Samuel A. Landy
SAMUEL A. LANDY
President, Chief Executive Officer and Director (Principal Executive Officer)

BY:	/s/ Anna T. Chew
ANNA T. CHEW
Vice President, Chief Financial and Accounting Officer, Treasurer and Director
(Principal Financial and Accounting Officer)

Dated: March 8, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Eugene W. Landy	Chairman of the Board	March 8, 2018
EUGENE W. LANDY

/s/ Samuel A. Landy	President, Chief Executive Officer and Director	March 8, 2018
SAMUEL A. LANDY

/s/ Anna T. Chew	Vice President, Chief Financial and Accounting	March 8, 2018
ANNA T. CHEW	Officer, Treasurer and Director

/s/ Jeffrey A. Carus	Director	March 8, 2018
JEFFREY A. CARUS

/s/ Matthew Hirsch	Director	March 8, 2018
MATTHEW HIRSCH

/s/ Michael P. Landy	Director	March 8, 2018
MICHAEL P. LANDY

/s/ Stuart Levy	Director	March 8, 2018
STUART LEVY

/s/ James E. Mitchell	Director	March 8, 2018
JAMES E. MITCHELL

/s/ Kenneth K. Quigley, Jr.	Director	March 8, 2018
KENNETH K. QUIGLEY

/s/ Stephen B. Wolgin	Director	March 8, 2018
STEPHEN B. WOLGIN