Form 10-Q
period 2018-03-31
UMH PROPERTIES, INC.
filed 2018-05-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of May 1, 2018
Common Stock, $.10 par value per share	36,509,986

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)
- ASSETS -

Investment Property and Equipment
Land	$61,239,644	$61,239,644
Site and Land Improvements	465,133,352	463,242,075
Buildings and Improvements	23,027,199	22,963,926
Rental Homes and Accessories	224,242,140	216,992,988
Total Investment Property	773,642,335	764,438,633
Equipment and Vehicles	17,437,910	16,874,760
Total Investment Property and Equipment	791,080,245	781,313,393
Accumulated Depreciation	(173,889,571)	(166,444,512)
Net Investment Property and Equipment	617,190,674	614,868,881

Other Assets
Cash and Cash Equivalents	25,951,970	23,242,090
Marketable Securities at Fair Value	113,343,772	132,964,276
Inventory of Manufactured Homes	18,981,697	17,569,365
Notes and Other Receivables, net	25,809,308	25,451,053
Prepaid Expenses and Other Assets	4,499,430	3,457,083
Land Development Costs	7,610,268	6,328,578
Total Other Assets	196,196,445	209,012,445

TOTAL ASSETS	$813,387,119	$823,881,326

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$303,317,181	$304,895,117

Other Liabilities:
Accounts Payable	3,119,246	2,960,739
Loans Payable, net of unamortized debt issuance costs	50,382,537	84,704,487
Accrued Liabilities and Deposits	4,772,792	4,977,886
Tenant Security Deposits	5,246,796	5,127,633
Total Other Liabilities	63,521,371	97,770,745
Total Liabilities	366,838,552	402,665,862

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of March 31, 2018 and December 31, 2017	95,030,000	95,030,000
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 5,750,000 shares authorized, issued and outstanding as of March 31, 2018 and December 31, 2017	143,750,000	143,750,000
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 2,300,000 shares authorized; 2,000,000 and -0- shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	50,000,000	-0-
Common Stock - $0.10 par value per share; 111,363,800 and 113,663,800 shares authorized; 36,311,144 and 35,488,068 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3,631,114	3,548,807
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized; no shares issued or outstanding as of March 31, 2018 and December 31, 2017	-0-	-0-
Additional Paid-In Capital	154,805,246	168,034,868
Accumulated Other Comprehensive Income	-0-	11,519,582
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	446,548,567	421,215,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$813,387,119	$823,881,326

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

	THREE MONTHS ENDED
	March 31, 2018	March 31, 2017

INCOME:
Rental and Related Income	$27,270,477	$24,530,355
Sales of Manufactured Homes	2,525,487	1,918,194
Total Income	29,795,964	26,448,549

EXPENSES:
Community Operating Expenses	12,754,816	11,480,359
Cost of Sales of Manufactured Homes	1,980,171	1,503,209
Selling Expenses	804,072	759,379
General and Administrative Expenses	2,358,556	2,202,302
Depreciation Expense	7,594,634	6,540,238
Total Expenses	25,492,249	22,485,487

OTHER INCOME (EXPENSE):
Interest Income	470,230	473,359
Dividend and Other Investment Income (Loss), net	(23,453,572)	1,883,131
Other Income	67,463	48,104
Interest Expense	(3,580,468)	(4,057,730)
Total Other Income (Expense)	(26,496,347)	(1,653,136)

Income (Loss) before Loss on Sales of Investment Property and Equipment	(22,192,632)	2,309,926
Loss on Sales of Investment Property and Equipment	(15,705)	(24,380)
Net Income (Loss)	(22,208,337)	2,285,546
Less: Preferred Dividends	(4,946,173)	(3,789,747)
Net Loss Attributable to Common Shareholders	$(27,154,510)	$(1,504,201)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

	THREE MONTHS ENDED
	March 31, 2018	March 31, 2017

Basic and Diluted Income (Loss) Per Share:
Net Income (Loss)	$(0.62)	$0.08
Less: Preferred Dividends	(0.14)	(0.13)
Net Loss Attributable to Common Shareholders	$(0.76)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic and Diluted	35,907,090	29,954,773

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

	THREE MONTHS ENDED
	March 31, 2018	March 31, 2017

Net Income (Loss)	$(22,208,337)	$2,285,546

Other Comprehensive Income (Loss):
Unrealized Holding Loss Arising During the Period	-0-	(2,015,524)
Reclassification Adjustment for Net Gains Realized in Income	-0-	(31,891)
Change in Fair Value of Interest Rate Swap Agreements	-0-	9,941

Comprehensive Income (Loss)	(22,208,337)	248,072

Less: Preferred Dividends	(4,946,173)	(3,789,747)

Comprehensive Loss Attributable to Common Shareholders	$(27,154,510)	$(3,541,675)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

	THREE MONTHS ENDED
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(22,208,337)	$2,285,546
Non-Cash items included in Net Income (Loss):
Depreciation	7,594,634	6,540,238
Amortization of Financing Costs	154,881	174,787
Stock Compensation Expense	282,062	169,377
Provision (Benefit) for Uncollectible Notes and Other Receivables	(294,405)	218,530
Gain on Sales of Marketable Securities, net	(20,107)	(31,891)
Decrease in Fair Value of Marketable Securities	25,898,819	-0-
Loss on Sales of Investment Property and Equipment	15,705	24,380
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(1,412,332)	(555,802)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	(63,850)	(46,954)
Prepaid Expenses and Other Assets	270,173	1,461,008
Accounts Payable	158,507	802,082
Accrued Liabilities and Deposits	(205,094)	218,439
Tenant Security Deposits	119,163	366,593
Net Cash Provided by Operating Activities	10,289,819	11,626,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	-0-	(36,824,379)
Purchase of Investment Property and Equipment	(10,468,059)	(11,846,814)
Proceeds from Sales of Investment Property and Equipment	535,927	522,436
Additions to Land Development Costs	(1,281,690)	(692,389)
Purchase of Marketable Securities	(6,526,883)	(2,145,267)
Proceeds from Sales of Marketable Securities	268,675	1,368,888
Net Cash Used in Investing Activities	(17,472,030)	(49,617,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	-0-	14,250,000
Net (Payments) Proceeds on Short Term Borrowings	(34,305,218)	23,601,802
Principal Payments of Mortgages	(1,714,549)	(1,852,336)
Financing Costs on Debt	(35,000)	(109,868)
Proceeds from Issuance of Preferred Stock, net of offering costs	48,247,280	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	9,357,099	13,772,576
Proceeds from Exercise of Stock Options	133,920	2,231,032
Preferred Dividends Paid	(4,680,547)	(3,789,747)
Common Dividends Paid, net of Dividend Reinvestments	(5,798,374)	(4,735,323)
Net Cash Provided by Financing Activities	11,204,611	43,368,136

Net Increase in Cash, Cash Equivalents and Restricted Cash	4,022,400	5,376,944
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	27,891,249	9,349,489
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$31,913,649	$14,726,433

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 112 manufactured home communities containing approximately 20,000 developed home sites as of March 31, 2018. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 20% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt.  The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments.  The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of March 31, 2018, these agreements have expired and the Company does not have any interest rate swap agreements in effect.

Recently Adopted Accounting Pronouncements

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2018. The Company’s restricted cash consists of amounts primarily held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. Restricted cash is included in Prepaid Expenses and Other Assets on the Consolidated Balance Sheets. Changes in restricted cash are reported on the Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity.

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown:

	3/31/18	12/31/17	3/31/17	12/31/16

Cash and Cash Equivalents	$25,951,970	$23,242,090	$8,306,625	$4,216,592
Restricted Cash	5,961,679	4,649,159	6,419,808	5,132,897

Cash, Cash Equivalents and Restricted Cash	$31,913,649	$27,891,249	$14,726,433	$9,349,489

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard effective January 1, 2018. The Company previously classified its marketable securities as available-for-sale and carried at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) was reflected in the Company’s Comprehensive Income (loss). Upon adoption, these securities will continue to be measured at fair value; however, the change in the unrealized net holding gains and losses is now recognized through net income. As of January 1, 2018, unrealized net holding gains of $11,519,582 were reclassed to beginning retained earnings to recognize the unrealized gains previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets. For the three months ended March 31, 2018 we recorded a $25,898,819 decrease in the fair value of our marketable securities, which is included in “Dividend and Other Investment Income (Loss), net” on our Consolidated Statements of Income (Loss).

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASC 606). The objective of this amendment is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this amendment, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. This amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2018. For transactions in the scope of ASU 2014-09, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. The adoption of ASC 2014-09 did not result in any change to our accounting policies for revenue recognition. Accordingly, retrospective application to prior periods or a cumulative catch-up adjustment was unnecessary.

Our primary source of revenue is generated from lease agreements for our sites and homes. Resident leases are generally for one-year or month-to-month terms, and are renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute. The lease component of these agreements is accounted for under ASC 840 “Leases.” The non-lease components of our lease agreements consist primarily of utility reimbursements, are accounted for with the site lease as a single lease under ASC 840.

Sales of manufactured homes is recognized under ASC 605 “Revenue Recognition” since these homes are not permanent fixtures or improvements to the underlying real estate. In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation.

Interest income is primarily from notes receivables for the previous sales of manufactured homes and is not in the scope of ASU 2014-09. These sales were recorded upon completion of our performance obligations.

Dividend and other investment income are from our investments in marketable securities and are presented separately but are not in the scope of ASU 2014-09.

Other income is recognized under ASC 605 “Revenue Recognition” and primarily consists of brokerage commissions for arranging for the sale of a home by a third party, service and marketing agreements with cable providers, and in 2017 include an upfront oil and gas bonus payment. This income is recognized when the transactions are completed and our performance obligations have been fulfilled.

As of March 31, 2018 and December 31, 2017, the Company had notes receivable of $24,683,191 and $24,066,567, respectively. Notes receivables are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contacts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the three months ended March 31, 2018 and 2017, employee stock options to purchase 1,766,100 and 1,581,000 shares of common stock, respectively, were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities consists primarily of marketable common and preferred stock of other REITs with a fair value of $113,343,772 as of March 31, 2018. The Company generally limits its investment in marketable securities to no more than approximately 20% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

The following is a summary of Dividend and Other Investment Income (Loss), net, as of March 31, 2018 and 2017:

	Three Months Ended
	3/31/2018	3/31/2017
Dividend Income	$2,425,140	$1,851,240
Gain on Sales of Marketable Securities, net	20,107	31,891
Changes in Fair Value of Marketable Securities	(25,898,819)	-0-
Total Dividend and Other Investment Income (Loss), net	$(23,453,572)	$1,883,131

On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning retained earnings of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. Subsequent changes in the fair value of the Company’s marketable securities will be recorded to “Dividend and Other Investment Income (Loss), net” on our Consolidated Statements of Income (Loss).

During the three months ended March 31, 2018, the Company sold marketable securities with a cost basis of $248,568 and recognized a Gain on Sale of $20,107. The Company also made purchases of $6,526,883 in marketable securities. Of this amount, the Company made total purchases of 27,345 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $386,654 or weighted average cost of $14.14 per share. The Company owned a total of 2,363,275 MREIC common shares as of March 31, 2018 at a total cost of $21,085,216 and a fair value of $35,543,654.

As of March 31, 2018, the Company had total net unrealized losses of $14,379,237 in its REIT securities portfolio. For the three months ended March 31, 2018, the Company recorded a $25,898,819 decrease in the fair value of these marketable securities. The Company held twenty-one securities that had unrealized losses as of March 31, 2018. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

NOTE 4 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On March 28, 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The new unsecured revolving credit facility (the “Facility”) is syndicated with BMO Capital Markets (“BMO”), as sole lead arranger and sole book runner, and Bank of Montreal as administrative agent. The Facility provides for an increase from $35 million in available borrowings to $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. The maturity date of the Facility is March 27, 2020, with a one year extension option. Borrowings will bear interest at the Company’s option of LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, based on the Company’s overall leverage. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 2% or at BMO’s prime lending rate plus 1%. As of March 31, 2018, the amount outstanding under the Facility was $15 million and the interest rate was 3.42%.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $78,069 and $61,337 at March 31, 2018 and December 31, 2017, respectively. The weighted average interest rate was 3.3% and 3.1% at March 31, 2018 and December 31, 2017, respectively, not including the effect of unamortized debt issuance costs. At March 31, 2018, $21,566,338 was outstanding on the margin loan at an interest rate of 2.0%.

Mortgages Payable

The following is a summary of our mortgages payable as of March 31, 2018 and December 31, 2017:

	3/31/2018		12/31/2017
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$306,746,237	4.2%	$308,444,180	4.2%
Variable rate mortgages	-0-	-0-	16,606	4.3%
Total mortgages before unamortized debt issuance costs	306,746,237	4.2%	308,460,786	4.2%
Unamortized debt issuance costs	(3,429,056)		(3,565,669)
Mortgages, net of unamortized debt issuance costs	$303,317,181	4.3%	$304,895,117	4.3%

As of March 31, 2018 and December 31, 2017, the weighted average loan maturity of mortgages payable was 6.7 years and 6.9 years, respectively.

NOTE 5 - SHAREHOLDERS’ EQUITY

Common Stock

On March 15, 2018, the Company paid total cash dividends of $6,492,774 or $0.18 per share to common shareholders of record as of the close of business on February 15, 2018, of which $694,400 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On April 2, 2018, the Company declared a dividend of $0.18 per share to be paid June 15, 2018 to common shareholders of record as of the close of business on May 15, 2018.

During the three months ended March 31, 2018, the Company received, including dividends reinvested of $694,400, a total of $10,051,499 from its DRIP. There were 809,076 new shares issued under the DRIP during this period.

8.0% Series B Cumulative Redeemable Preferred Stock

On March 15, 2018, the Company paid $1,900,600 in dividends or $0.50 per share for the period from December 1, 2017 through February 28, 2018 to holders of record as of the close of business on February 15, 2018 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred”). Dividends on our Series B Preferred shares are cumulative and payable quarterly at an annual rate of $2.00 per share.

On April 2, 2018, the Company declared a dividend of $0.50 per share for the period from March 1, 2018 through May 31, 2018 to be paid on June 15, 2018 to Series B Preferred shareholders of record as of the close of business on May 15, 2018.

6.75% Series C Cumulative Redeemable Preferred Stock

On March 15, 2018, the Company paid $2,425,781 in dividends or $0.421875 per share for the period from December 1, 2017 through February 28, 2018 to holders of record as of the close of business on February 15, 2018 of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred”). Dividends on our Series C Preferred shares are cumulative and payable quarterly at an annual rate of $1.6875 per share.

On April 2, 2018, the Company declared a dividend of $0.421875 per share for the period from March 1, 2018 through May 31, 2018 to be paid on June 15, 2018 to Series C Preferred shareholders of record as of the close of business on May 15, 2018.

6.375% Series D Cumulative Redeemable Preferred Stock

On January 22, 2018, the Company issued 2,000,000 shares of its new 6.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 2,000,000 shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $48.2 million and plans to use the net proceeds of the offering for general corporate purposes, which may include the purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

Dividends on the Series D Preferred shares are cumulative from January 22, 2018 at an annual rate of $1.59375 per share and will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The first quarterly dividend on the Series D Preferred was payable March 15, 2018 and amounted to $354,166 or $0.17708333 per share for the dividend period from January 22, 2018 to February 28, 2018.

The Series D Preferred, par value $0.10 per share, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series D Preferred is not redeemable prior to January 22, 2023. On and after January 22, 2023, the Series D Preferred will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption. The Series D Preferred shares rank on a parity with the Company’s Series B Preferred shares and the Company’s Series C Preferred shares with respect to dividend rights and rights upon liquidation, dissolution or winding up.

Upon the occurrence of a Delisting Event or Change of Control, each as defined in the Prospectus pursuant to which the shares of Series D Preferred were offered, each holder of the Series D Preferred will have the right to convert all or part of the shares of the Series D Preferred held into common stock of the Company, unless the Company elects to redeem the Series D Preferred.

Holders of the Series D Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for nine or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

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

On April 2, 2018, the Company declared a dividend of $0.3984375 per share for the period from March 1, 2018 through May 31, 2018 to be paid on June 15, 2018 to Series D Preferred shareholders of record as of the close of business on May 15, 2018.

NOTE 6 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $282,062 and $169,377 have been recognized for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there were options outstanding to purchase 1,766,100 shares. There were 611,500 shares available for grant under the 2013 Stock Option and Stock Award Plan. During the three months ended March 31, 2018, one participant exercised options to purchase a total of 12,000 shares of common stock at a weighted-average exercise price of $11.16 per share for total proceeds of $133,920. The aggregate intrinsic value of options outstanding as of March 31, 2018 was $4,077,983 and the aggregate intrinsic value of options exercised during the three months ended March 31, 2018 was $20,040.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at March 31, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2018:
Marketable Securities - Preferred stock	$4,235,351	$4,235,351	$-0-	$-0-
Marketable Securities - Common stock	109,108,421	109,108,421	-0-	-0-
Total	$113,343,772	$113,343,772	$-0-	$-0-

As of December 31, 2017:
Marketable Securities - Preferred stock	$5,377,522	$5,377,522	$-0-	$-0-
Marketable Securities - Common stock	127,586,754	127,586,754	-0-	-0-
Total	$132,964,276	$132,964,276	$-0-	$-0-

In addition to the Company’s investments in marketable securities, the Company is required to disclose certain information about the fair values of its other financial instruments, as defined in ASC 825-10, Financial Instruments. Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. All of the Company’s Marketable Securities have quoted market prices and traded in active markets and are therefore classified in Level 1 of the fair value hierarchy.

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2018, the fair value of Fixed Rate Mortgages Payable amounted to $298,086,148 and the carrying value of Fixed Rate Mortgages Payable amounted to $306,746,237.

NOTE 8 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of March 31, 2018, the total loan balance under this agreement was approximately $3.2 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of March 31, 2018, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $3.7 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $9,966,000 of loans that the Company acquired under the COP Program as of March 31, 2018.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2018 and 2017 was $3,762,503 and $3,929,454, respectively. Interest cost capitalized to Land Development was $307,197 and $113,630 for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018 and 2017, the Company had Dividend Reinvestments of $694,400 and $681,504, respectively, which required no cash transfers.

NOTE 10– SUBSEQUENT EVENTS

On April 2, 2018, the Company awarded a total of 45,000 shares of restricted stock to Samuel A. Landy and Anna T. Chew, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $589,050. These grants vest ratably over 5 years.

On April 2, 2018, the Company granted options to purchase 540,000 shares of common stock to forty participants in the Company’s 2013 Stock Option and Stock Award Plan. The grant date fair value of these options amounted to $1,264,937. These grants vest over one year. Compensation costs for grants issued to a participant who is of retirement age is recognized at the time of the grant.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2017 and through March 31, 2018. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	3/31/18	3/31/17

Rental and Related Income	$27,270,000	$25,485,000
Community Operating Expenses	12,755,000	11,901,000
Net Loss Attributable to Common Shareholders	(27,155,000)	(1,485,000)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	$(0.76)	$(0.05)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, the Company owned and operated 112 manufactured home communities containing approximately 20,000 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of home sales, and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. The Company also invests in marketable securities of other REITs which the Company generally limits to no more than approximately 20% of its undepreciated assets.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three months ended March 31, 2018, total income increased 13% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 11%. Same property occupancy, which includes communities owned and operated as of January 1, 2017, increased by 140 basis points to 83.2% over the prior year period. Year to date, same property NOI increased 5.4% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

Sales of manufactured homes are getting stronger and have increased by approximately 32%. Our sales operations have been impacted by limited chattel financing options available in our industry. This has affected the ability of homebuyers to qualify for manufactured home loans. We are optimistic that future regulatory changes may increase our consumer’s ability to qualify for loans to purchase homes which should result in increased demand. Demand for housing remains healthy, due to improvements in the economy, sustained wage and job growth and still favorable interest rates. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As household formation strengthens and for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 165 rental homes during the first three months of 2018. This brings the total number of rental homes to approximately 5,800 rental homes, or 29.0% of total sites. Occupied rental homes represent approximately 33.5% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 94.7% as of March 31, 2018. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding approximately 800 rental homes in 2018.

See PART I, Item 1 – Business in the Company’s 2017 annual report on Form 10-K for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s Community NOI for the three months ended March 31, 2018 and 2017 is calculated as follows:

	Three Months Ended
	3/31/18	3/31/17

Rental and Related Income	$27,270,477	$24,530,355
Less: Community Operating Expenses	(12,754,816)	(11,480,359)
Community NOI	$14,515,661	$13,049,996

We also assess and measure our overall operating results based upon an industry performance measure referred to as Funds from Operations (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, and impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds from Operations (“Core FFO”), as FFO, excluding acquisition costs, costs of early extinguishment of debt, change in the fair value of marketable securities and costs associated with the Redemption of Preferred Stock. We define Normalized Funds from Operations (“Normalized FFO”), as Core FFO, excluding gains and losses realized on marketable securities investments and certain one-time charges. FFO, Core FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO, Core FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and Normalized FFO and, accordingly, our FFO, Core FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO, Core FFO and Normalized FFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as alternatives to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three months ended March 31, 2018 and 2017 are calculated as follows:

	Three Months Ended
	3/31/18	3/31/17

Net Loss Attributable to Common Shareholders	$(27,154,510)	$(1,504,201)
Depreciation Expense	7,594,634	6,540,238
Loss on Sales of Depreciable Assets	15,705	24,380
FFO Attributable to Common Shareholders	(19,544,171)	5,060,417

Adjustments:
Decrease in Fair Value of Marketable Securities	25,898,819	-0-
Core FFO Attributable to Common Shareholders	6,354,648	5,060,417

Adjustments:
Gain on Sales of Marketable Securities, net	(20,107)	(31,891)

Normalized FFO Attributable to Common Shareholders	$6,334,541	$5,028,526

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	3/31/18	3/31/17

Operating Activities	$10,289,819	$11,626,333
Investing Activities	(17,472,030)	(49,617,525)
Financing Activities	11,204,611	43,368,136

Changes In Results Of Operations

Rental and Related Income increased 11% from $24,530,355 for the three months ended March 31, 2017 to $27,270,477 for the three months ended March 31, 2018. These increases were primarily due to the acquisitions made during 2017, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 140 basis points from 81.8% as of March 31, 2017 to 83.2% at quarter-end. Occupied rental homes increased 19% from approximately 4,600 homes at March 31, 2017 to 5,500 homes at March 31, 2018.

Community Operating Expenses increased 11% from $11,480,359 for the three months ended March 31, 2017 to $12,754,816 for the three months ended March 31, 2018. These increases were primarily due to the acquisitions made during 2017 and the harsh 2018 winter.

Community NOI increased 11% from $13,049,996 for the three months ended March 31, 2017 to $14,515,661 for the three months ended March 31, 2018. These increases were primarily due to the acquisitions during 2017 and increases in rental rates, occupancy and rental homes. The Company’s Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) was 46.8% for both the three months ended March 31, 2017 and 2018. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 32% from $1,918,194, or 43 homes, for the three months ended March 31, 2017 to $2,525,487, or 54 homes, for the three months ended March 31, 2018. Cost of sales of manufactured homes amounted to $1,980,171 and $1,503,209 for the three months ended March 31, 2018 and 2017, respectively. The gross profit percentage was 22% for both the three months ended March 31, 2018 and 2017. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $804,072 and $759,379 for the three months ended March 31, 2018 and 2017, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $293,010 or 12% of total sales and $446,312 or 23% of total sales for the three months ended March 31, 2018 and 2017, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed. The Company continues to be confident about increasing future sales and rental prospects given the fundamental need for affordable housing in its markets.

The U.S. homeownership rate was 64.2% in the first quarter of 2018, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market has strengthened and conventional home prices continue their rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses increased 7% from $2,202,302 for the three months ended March 31, 2017 to $2,358,556 for the three months ended March 31, 2018. This increase was primarily due to an increase in personnel and personnel costs, as headcount increased in connection with the Company’s growth. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) decreased from 7.6% in 2017 to 7.2% in 2018.

Depreciation Expense increased 16% from $6,540,238 for the three months ended March 31, 2017 to $7,594,634 for the three months ended March 31, 2018. This increase was primarily due to the acquisitions and the increase in rental homes during 2017 and 2018.

Interest Income remains relatively stable for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Dividend and Other Investment Income (Loss), net decreased from income of $1,883,131 for the three months ended March 31, 2017 to a loss of $23,453,572 for the three months ended March 31, 2018. This decrease was primarily due to the change in fair value of the marketable securities portfolio. On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning retained earnings of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As of March 31, 2018, the Company had total net unrealized losses of $14,379,237 in its REIT securities portfolio. The total change in fair value of marketable securities for the quarter ended March 31, 2018 was a decrease of $25,898,819.

Dividend income increased 31% from $1,851,240 for the three months ended March 31, 2017 to $2,425,140 for the three months ended March 31, 2018. This increase was primarily due to the increase in the average balance of marketable securities from $108.1 million for the three months ended March 31, 2017 to $123.2 million for the three months ended March 31, 2018. Dividends received from our marketable securities investments were at a weighted average yield of approximately 8.9% and 7.0% at March 31, 2018 and 2017, respectively, and continue to meet our expectations. It is the Company’s intent to hold these marketable securities long-term.

Interest Expense, including Amortization of Financing Costs, decreased 12% from $4,057,730 for the three months ended March 31, 2017 to $3,580,468 for the three months ended March 31, 2018. The weighted average interest rate on our mortgages payable decreased from 4.4% at March 31, 2017 to 4.2% at March 31, 2018, not including the effect of unamortized debt issuance costs. We also reduced the balance outstanding on our unsecured line of credit from $35 million at March 31, 2017 to $15 million at March 31, 2018. Additionally, the balance of financing on our inventory decreased from $8.9 million at March 31, 2017 to $3.3 million at March 31, 2018. The interest rate on this financing is approximately 7%.

Changes in Financial Condition

Total Investment Property and Equipment increased 1% or $9,203,702 during the three months ended March 31, 2018. The Company added 165 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio increased 170 basis points and was 94.7% at March 31, 2018 as compared to 93.0% at December 31, 2017.

Marketable Securities decreased 15% or $19,620,504 during the three months ended March 31, 2018. This decrease was due to sales with a cost basis of $248,568, a net decrease in the fair value of $25,898,819, offset by purchases of $6,526,883.

Mortgages Payable, net of unamortized debt issuance costs, decreased 1% or $1,577,936 during the three months ended March 31, 2018. The decrease is primarily due to principal payments of $1,714,549, offset by amortization expense of $136,613.

Loans Payable, net of unamortized debt issuance costs, decreased 41% or $34,321,950 during the three months ended March 31, 2018. This decrease was mainly due to a decrease of $20 million on our unsecured line of credit, a decrease of $15.6 million on our margin loan and an increase of $1 million on our revolving credit facilities for the purchase of inventory and other loans payable.

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

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, investment in marketable securities of other REITs, financing of manufactured home sales and payments of expenses relating to real estate operations. We anticipate that the liquidity demands of the recent properties acquired will be met by the operations of these acquisitions. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, proceeds from the DRIP, and access to the capital markets.

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

The Company continues to strengthen its capital and liquidity positions. On January 22, 2018, the Company issued 2,000,000 shares of its new 6.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 2,000,000 shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $48.2 million and plans to use the net proceeds of the offering for general corporate purposes, which may include the purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

The Company also raised $10,051,499 from the issuance of common stock in the DRIP during the three months ended March 31, 2018, which included Dividend Reinvestments of $694,400. Dividends paid on the common stock for the three months ended March 31, 2018 were $6,492,774, of which $694,400 were reinvested. Dividends paid on the Series B Preferred shares, the Series C Preferred and the Series D Preferred shares for the three months ended March 31, 2018 totaled $4,680,547.

Net Cash provided by Operating Activities amounted to $10,289,819 and $11,626,333 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had Cash and Cash Equivalents of $26.0 million, Marketable Securities of $113.3 million, encumbered by $21.6 million in margin loans, $6.0 million available on its revolving line of credit for the financing of home sales and approximately $25.2 million available on its revolving credit facilities for the financing of inventory purchases.

The Company owns 112 communities, of which 44 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings and registered direct placements of its preferred stock.

As of March 31, 2018, the Company had total assets of $813,387,119 and total liabilities of $366,838,552. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of March 31, 2018 was approximately 29% and the Company’s net debt, less securities to total market capitalization as of March 31, 2018 was approximately 19%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

Item 6. Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	May 8, 2018	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 8, 2018	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

