Form 10-Q
period 2018-06-30
UMH PROPERTIES, INC.
filed 2018-08-07
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of August 1, 2018
Common Stock, $.10 par value per share	37,054,503

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)
- ASSETS -
Investment Property and Equipment
Land	$63,616,231	$61,239,644
Site and Land Improvements	485,940,966	463,242,075
Buildings and Improvements	23,380,043	22,963,926
Rental Homes and Accessories	233,339,284	216,992,988
Total Investment Property	806,276,524	764,438,633
Equipment and Vehicles	17,974,920	16,874,760
Total Investment Property and Equipment	824,251,444	781,313,393
Accumulated Depreciation	(181,393,660)	(166,444,512)
Net Investment Property and Equipment	642,857,784	614,868,881

Other Assets
Cash and Cash Equivalents	15,227,599	23,242,090
Marketable Securities at Fair Value	138,063,017	132,964,276
Inventory of Manufactured Homes	23,165,680	17,569,365
Notes and Other Receivables, net	27,944,531	25,451,053
Prepaid Expenses and Other Assets	5,470,984	3,457,083
Land Development Costs	10,023,089	6,328,578
Total Other Assets	219,894,900	209,012,445

TOTAL ASSETS	$862,752,684	$823,881,326

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$301,771,576	$304,895,117

Other Liabilities:
Accounts Payable	3,922,121	2,960,739
Loans Payable, net of unamortized debt issuance costs	84,648,794	84,704,487
Accrued Liabilities and Deposits	4,358,710	4,977,886
Tenant Security Deposits	5,525,674	5,127,633
Total Other Liabilities	98,455,299	97,770,745
Total Liabilities	400,226,875	402,665,862

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of June 30, 2018 and December 31, 2017	95,030,000	95,030,000
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 5,750,000 shares authorized, issued and outstanding as of June 30, 2018 and December 31, 2017	143,750,000	143,750,000
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 2,300,000 shares authorized; 2,000,000 and -0- shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	50,000,000	-0-
Common Stock - $0.10 par value per share; 111,363,800 and 113,663,800 shares authorized; 36,896,969 and 35,488,068 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3,689,697	3,548,807
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized; no shares issued or outstanding as of June 30, 2018 and December 31, 2017	-0-	-0-
Additional Paid-In Capital	170,723,905	168,034,868
Accumulated Other Comprehensive Income	-0-	11,519,582
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	462,525,809	421,215,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$862,752,684	$823,881,326

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2018 AND 2017

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

INCOME:
Rental and Related Income	$28,237,771	$25,293,961	$55,508,248	$49,824,316
Sales of Manufactured Homes	3,860,779	3,523,887	6,386,266	5,442,081
Total Income	32,098,550	28,817,848	61,894,514	55,266,397

EXPENSES:
Community Operating Expenses	12,715,180	11,871,578	25,469,996	23,351,937
Cost of Sales of Manufactured Homes	2,913,825	2,746,689	4,893,996	4,249,898
Selling Expenses	1,085,244	865,462	1,889,316	1,624,841
General and Administrative Expenses	3,282,682	2,634,309	5,641,238	4,836,611
Depreciation Expense	7,764,258	6,740,205	15,358,892	13,280,443
Total Expenses	27,761,189	24,858,243	53,253,438	47,343,730

OTHER INCOME (EXPENSE):
Interest Income	536,176	495,778	1,006,406	969,137
Dividend Income	2,474,180	1,795,600	4,899,320	3,646,840
Other Investment Income (Loss), net	16,623,670	1,019,877	(9,255,042)	1,051,768
Other Income	132,516	417,487	199,979	465,591
Interest Expense	(3,966,992)	(4,112,214)	(7,547,460)	(8,169,944)
Total Other Income (Expense)	15,799,550	(383,472)	(10,696,797)	(2,036,608)

Income (Loss) before Gain (Loss) on Sales of Investment Property and Equipment	20,136,911	3,576,133	(2,055,721)	5,886,059
Gain (Loss) on Sales of Investment Property and Equipment	(64,927)	13,738	(80,632)	(10,642)
Net Income (Loss)	20,071,984	3,589,871	(2,136,353)	5,875,417
Less: Preferred Dividends	5,123,257	3,789,747	10,069,430	7,579,494
Net Income (Loss) Attributable to Common Shareholders	$14,948,727	$(199,876)	$(12,205,783)	$(1,704,077)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2018 AND 2017

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Basic Income (Loss) Per Share:

Net Income (Loss)	$0.55	$0.11	$(0.06)	$0.19
Less: Preferred Dividends	0.14	0.12	0.28	0.25
Net Income (Loss) Attributable to Common Shareholders	$0.41	$(0.01)	$(0.34)	$(0.06)

Diluted Income (Loss) Per Share:

Net Income (Loss)	$0.54	$0.11	$(0.06)	$0.19
Less: Preferred Dividends	0.14	0.12	0.28	0.25
Net Income (Loss) Attributable to Common Shareholders	$0.40	$(0.01)	$(0.34)	$(0.06)

Weighted Average Common Shares Outstanding:

Basic	36,600,643	31,769,287	36,245,684	30,888,218
Diluted	36,971,345	31,769,287	36,245,684	30,888,218

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2018 AND 2017

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net Income (Loss)	$20,071,984	$3,589,871	$(2,136,353)	$5,875,417

Other Comprehensive Loss:
Unrealized Holding Loss Arising During the Period	-0-	(2,838,005)	-0-	(4,853,529)
Reclassification Adjustment for Net Gains Realized in Income	-0-	(1,019,877)	-0-	(1,051,768)
Change in Fair Value of Interest Rate Swap Agreements	-0-	(2,794)	-0-	7,147

Comprehensive Income (Loss)	20,071,984	(270,805)	(2,136,353)	(22,733)

Less: Preferred Dividends	(5,123,257)	(3,789,747)	(10,069,430)	(7,579,494)

Comprehensive Income (Loss) Attributable to Common Shareholders	$14,948,727	$(4,060,552)	$(12,205,783)	$(7,602,227)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2018 AND 2017

	SIX MONTHS ENDED
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,136,353)	$5,875,417
Non-Cash items included in Net Income (Loss):
Depreciation	15,358,892	13,280,443
Amortization of Financing Costs	306,962	326,614
Stock Compensation Expense	853,554	670,057
Provision (Benefit) for Uncollectible Notes and Other Receivables	(568,349)	550,728
Gain on Sales of Marketable Securities, net	(20,107)	(1,051,768)
Decrease in Fair Value of Marketable Securities	9,275,149	-0-
Loss on Sales of Investment Property and Equipment	80,632	10,642
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(5,596,315)	(3,508,325)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	(1,925,129)	(902,475)
Prepaid Expenses and Other Assets	(1,924,334)	(266,321)
Accounts Payable	961,382	1,639,370
Accrued Liabilities and Deposits	(619,176)	(480,463)
Tenant Security Deposits	398,041	494,521
Net Cash Provided by Operating Activities	14,444,849	16,638,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(21,010,527)	(40,877,655)
Purchase of Investment Property and Equipment	(23,559,057)	(29,400,897)
Proceeds from Sales of Investment Property and Equipment	1,141,157	1,221,672
Additions to Land Development Costs	(3,694,511)	(1,618,152)
Purchase of Marketable Securities	(14,622,458)	(13,699,545)
Proceeds from Sales of Marketable Securities	268,675	8,522,083
Net Cash Used in Investing Activities	(61,476,721)	(75,852,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	-0-	31,050,000
Net (Payments) Proceeds on Short Term Borrowings	(57,229)	5,893,852
Principal Payments of Mortgages	(3,393,435)	(12,659,812)
Financing Costs on Debt	(35,532)	(439,982)
Proceeds from Issuance of Preferred Stock, net of offering costs	48,247,280	-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	22,527,507
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments reinvestments	14,817,445	28,659,238
Proceeds from Exercise of Stock Options	835,120	5,435,634
Preferred Dividends Paid	(9,803,805)	(7,579,494)
Common Dividends Paid, net of Dividend Reinvestments	(11,502,896)	(9,730,543)
Net Cash Provided by Financing Activities	39,106,948	63,156,400

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(7,924,924)	3,942,346
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	27,891,249	9,349,489
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$19,966,325	$13,291,835

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 114 manufactured home communities containing approximately 20,600 developed home sites as of June 30, 2018. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 20% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of June 30, 2018, these agreements have expired and the Company does not have any interest rate swap agreements in effect.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown:

	6/30/18	12/31/17	6/30/17	12/31/16

Cash and Cash Equivalents	$15,227,599	$23,242,090	$8,166,402	$4,216,592
Restricted Cash	4,738,726	4,649,159	5,125,433	5,132,897
Cash, Cash Equivalents And Restricted Cash	$19,966,325	$27,891,249	$13,291,835	$9,349,489

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard effective January 1, 2018. The Company previously classified its marketable securities as available-for-sale and carried at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) was reflected in the Company’s Comprehensive Income (Loss). Upon adoption, these securities will continue to be measured at fair value; however, the change in the unrealized net holding gains and losses is now recognized through net income. As of January 1, 2018, unrealized net holding gains of $11,519,582 were reclassed to beginning retained earnings to recognize the unrealized gains previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets. For the three and six months ended June 30, 2018, the Company recorded a $16,623,670 increase and a $9,275,149 decrease, respectively, in the fair value of these marketable securities, which are included in “Other Investment Income (Loss), net” on our Consolidated Statements of Income (Loss).

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASC 606). The objective of this amendment is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this amendment, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. This amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2018. For transactions in the scope of ASU 2014-09, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services. The adoption of ASU 2014-09 did not result in any change to our accounting policies for revenue recognition. Accordingly, retrospective application to prior periods or a cumulative catch-up adjustment was unnecessary.

Our primary source of revenue is generated from lease agreements for our sites and homes. Resident leases are generally for one-year or month-to-month terms, and are renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute. The lease component of these agreements is accounted for under ASC 840 “Leases.” The non-lease components of our lease agreements consist primarily of utility reimbursements, which are accounted for with the site lease as a single lease under ASC 840.

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

Other income is recognized under ASC 605 “Revenue Recognition” and primarily consists of brokerage commissions for arranging for the sale of a home by a third party, service and marketing agreements with cable providers, and in 2017 included an upfront oil and gas bonus payment. This income is recognized when the transactions are completed and our performance obligations have been fulfilled.

As of June 30, 2018 and December 31, 2017, the Company had notes receivable of $26,621,809 and $24,066,567, respectively. Notes receivables are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contacts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the three months ended June 30, 2018, common stock equivalents resulting from employee stock options to purchase 2,239,100 shares amounted to 370,702 shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the six months ended June 30, 2018, employee stock options to purchase 2,239,100 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the three and six months ended June 30, 2017, employee stock options to purchase 1,778,100 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions

On May 30, 2018, the Company acquired two manufactured home communities, Camelot Village and Red Bud Estates, located in Indiana, for approximately $20,500,000. These all-age communities contain a total of 669 developed homesites that are situated on approximately 231 total acres. At the date of acquisition, the average occupancy for these communities was approximately 91%. In conjunction with this acquisition, the Company drew down $20 million on it unsecured line of credit. Additionally, subsequent to quarter end, the Company obtained a mortgage on the properties and reduced its Loans Payable (see Note 11).

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the results of the acquired assets are included in the statements of income (loss) from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired, including transaction costs of approximately $511,000, for the six months ended June 30, 2018:

At Acquisition Date
Assets Acquired:
Land	$2,317,100
Depreciable Property	18,065,350
Notes Receivable and Other	628,077
Total Assets Acquired	$21,010,527

The allocations of the fair value of the assets acquired are subject to further adjustment as final costs and valuations are determined.

See Note 12 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consists primarily of marketable common and preferred stock of other REITs with a fair value of $138,063,017 as of June 30, 2018. The Company generally limits its investment in marketable securities to no more than approximately 20% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

The following is a summary of Other Investment Income (Loss), net, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	6/30/18	6/30/17	6/30/18	6/30/17
Gain on Sales of Marketable Securities, net	$-0-	$1,019,877	$20,107	$1,051,768
Changes in Fair Value of Marketable Securities	16,623,670	-0-	(9,275,149)	-0-
Total Other Investment Income (Loss), net	$16,623,670	$1,019,877	$(9,255,042)	$1,051,768

On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning retained earnings of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. Subsequent changes in the fair value of the Company’s marketable securities will be recorded to “Other Investment Income (Loss), net” on our Consolidated Statements of Income (Loss).

During the six months ended June 30, 2018, the Company sold marketable securities with a cost basis of $248,568 and recognized a Gain on Sale of $20,107. The Company also made purchases of $14,622,458 in marketable securities. Of this amount, the Company made total purchases of 54,036 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $777,956 or weighted average cost of $14.40 per share. The Company owned a total of 2,389,967 MREIC common shares as of June 30, 2018 at a total cost of $21,476,520 and a fair value of $39,506,150.

As of June 30, 2018, the Company had total net unrealized gains of $2,244,433 in its REIT securities portfolio. For the three and six months ended June 30, 2018, the Company recorded a $16,623,670 increase and a $9,275,149 decrease, respectively, in the fair value of these marketable securities. The Company held sixteen securities that had unrealized losses as of June 30, 2018. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On March 28, 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The new unsecured revolving credit facility (the “Facility”) is syndicated with BMO Capital Markets (“BMO”), as sole lead arranger and sole book runner, and Bank of Montreal as administrative agent. The Facility provides for $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. The maturity date of the Facility is March 27, 2020, with a one year extension option. Borrowings will bear interest at the Company’s option of LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, based on the Company’s overall leverage. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 2% or at BMO’s prime lending rate plus 1%. As of June 30, 2018, the amount outstanding under the Facility was $35 million and the interest rate was 3.66%.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $60,334 and $61,337 at June 30, 2018 and December 31, 2017, respectively. The weighted average interest rate was 3.7% and 3.1% at June 30, 2018 and December 31, 2017, respectively, not including the effect of unamortized debt issuance costs.

At June 30, 2018, $27,164,444 was outstanding on the margin loan at an interest rate of 2.0%.

Mortgages Payable

The following is a summary of our mortgages payable as of June 30, 2018 and December 31, 2017:

	6/30/2018		12/31/2017
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$305,066,819	4.2%	$308,444,180	4.2%
Variable rate mortgages	-0-	-0-	16,606	4.3%
Total mortgages before unamortized debt issuance costs	305,066,819	4.2%	308,460,786	4.2%
Unamortized debt issuance costs	(3,295,243)		(3,565,669)
Mortgages, net of unamortized debt issuance costs	$301,771,576	4.3%	$304,895,117	4.3%

As of June 30, 2018 and December 31, 2017, the weighted average loan maturity of mortgages payable was 6.4 years and 6.9 years, respectively.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On June 15, 2018, the Company paid total cash dividends of $6,600,505 or $0.18 per share to common shareholders of record as of the close of business on June 15, 2018, of which $895,984 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). Total dividends paid to our common shareholders for the six months ended June 30, 2018 amounted to $13,093,280 of which $1,590,384 was reinvested. On July 2, 2018, the Company declared a dividend of $0.18 per share to be paid September 17, 2018 to common shareholders of record as of the close of business on August 15, 2018.

During the six months ended June 30, 2018, the Company received, including dividends reinvested of $1,590,384, a total of $16,407,829 from its DRIP. There were 1,281,901 new shares issued under the DRIP during this period.

8.0% Series B Cumulative Redeemable Preferred Stock

On June 15, 2018, the Company paid $1,900,600 in dividends or $0.50 per share for the period from March 1, 2018 through May 31, 2018 to holders of record as of the close of business on May 15, 2018 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred”). Dividends on our Series B Preferred shares are cumulative and payable quarterly at an annual rate of $2.00 per share. Total dividends paid to our Series B Preferred shareholders for the six months ended June 30, 2018 amounted to $3,801,200.

On July 2, 2018, the Company declared a dividend of $0.50 per share for the period from June 1, 2018 through August 31, 2018 to be paid on September 17, 2018 to Series B Preferred shareholders of record as of the close of business on August 15, 2018.

6.75% Series C Cumulative Redeemable Preferred Stock

On June 15, 2018, the Company paid $2,425,781 in dividends or $0.421875 per share for the period from March 1, 2018 through May 31, 2018 to holders of record as of the close of business on May 15, 2018 of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred”). Dividends on our Series C Preferred shares are cumulative and payable quarterly at an annual rate of $1.6875 per share. Total dividends paid to our Series C Preferred shareholders for the six months ended June 30, 2018 amounted to $4,851,563.

On July 2, 2018, the Company declared a dividend of $0.421875 per share for the period from June 1, 2018 through August 31, 2018 to be paid on September 17, 2018 to Series C Preferred shareholders of record as of the close of business on August 15, 2018.

6.375% Series D Cumulative Redeemable Preferred Stock

On January 22, 2018, the Company issued 2,000,000 shares of its new 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share (“Series D Preferred”) at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 2,000,000 shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $48.2 million and have used/plans to use the net proceeds of the offering for general corporate purposes, which includes the purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

Dividends on the Series D Preferred shares are cumulative from January 22, 2018 at an annual rate of $1.59375 per share and are payable quarterly in arrears on March 15, June 15, September 15, and December 15. On June 15, 2018, the Company paid $796,876 in dividends or $0.3984375 per share for the period from March 1, 2018 through May 31, 2018 to holders of record as of the close of business on May 15, 2018 of our Series D Preferred. Total dividends paid to our Series D Preferred shareholders for the six months ended June 30, 2018 amounted to $1,151,042.

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

Holders of the Series D Preferred generally have no voting rights, except if the Company fails to pay dividends for nine or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

In conjunction with the issuance of the Company’s Series D Preferred, the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series D Preferred shares and reclassifying 2,300,000 shares of Common Stock as shares of Series D Preferred.  After the reclassification, the Company’s authorized stock consists of 111,363,800 shares of Common Stock, 4,000,000 shares of Series B Preferred, 5,750,000 shares of Series C Preferred, 2,300,000 shares of Series D Preferred and 3,000,000 shares of excess stock.

On July 2, 2018, the Company declared a dividend of $0.3984375 per share for the period from June 1, 2018 through August 31, 2018 to be paid on September 17, 2018 to Series D Preferred shareholders of record as of the close of business on August 15, 2018.

NOTE 7 – STOCK BASED COMPENSATION

On June 20, 2018, the shareholders approved and ratified an amendment and restatement (and renaming) of the Company’s Amended and Restated 2013 Incentive Award Plan (formerly 2013 Stock Option and Stock Award Plan) (the Plan). The amendment and restatement made two substantive changes: (1) provide an additional 2,000,000 common shares for future grant of option awards, restricted stock awards, or other stock-based awards; and (2) allow for the issuance of other stock-based awards.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $571,492 and $853,554 have been recognized for the three and six months ended June 30, 2018, respectively, and $500,680 and $670,057 for the three and six months ended June 30, 2017, respectively.

On April 2, 2018, the Company awarded a total of 45,000 shares of restricted stock to Samuel A. Landy and Anna T. Chew, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $589,050. These grants vest ratably over 5 years.

On April 2, 2018, the Company granted options to purchase 540,000 shares of common stock to forty participants in the Company’s 2013 Stock Option and Stock Award Plan. The grant date fair value of these options amounted to $1,100,933. These grants vest over one year. Compensation costs for grants issued to a participant who is of retirement age is recognized at the time of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2018 and 2017:

	2018	2017

Dividend yield	4.77%	5.80%
Expected volatility	25.83%	26.30%
Risk-free interest rate	2.73%	2.37%
Expected lives	10	10
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended June 30, 2018 and 2017 was $2.04 and $1.81 per share, respectively.

As of June 30, 2018, there were options outstanding to purchase 2,239,100 shares. There were 2,025,500 shares available for grant under the Amended and Restated 2013 Incentive Award Plan. During the six months ended June 30, 2018, four participants exercised options to purchase a total of 79,000 shares of common stock at a weighted-average exercise price of $10.57 per share for total proceeds of $835,120. The aggregate intrinsic value of options outstanding as of June 30, 2018 was $6,285,487 and the aggregate intrinsic value of options exercised during the six months ended June 30, 2018 was $278,720.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2018:
Marketable Securities - Preferred stock	$4,498,937	$4,498,937	$-0-	$-0-
Marketable Securities - Common stock	133,564,080	133,564,080	-0-	-0-
Total	$138,063,017	$138,063,017	$-0-	$-0-

As of December 31, 2017:
Marketable Securities - Preferred stock	$5,377,522	$5,377,522	$-0-	$-0-
Marketable Securities - Common stock	127,586,754	127,586,754	-0-	-0-
Total	$132,964,276	$132,964,276	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2018, the fair value of Fixed Rate Mortgages Payable amounted to $304,183,330 and the carrying value of Fixed Rate Mortgages Payable amounted to $305,066,819.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of June 30, 2018, the total loan balance under this agreement was approximately $3.1 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of June 30, 2018, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $3.5 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $11,844,000 of loans that the Company acquired under the COP Program as of June 30, 2018.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2018 and 2017 was $7,669,068 and $8,046,864, respectively. Interest cost capitalized to Land Development was $398,852 and $237,648 for the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018 and 2017, the Company had Dividend Reinvestments of $1,590,384 and $1,386,320, respectively, which required no cash transfers.

NOTE 11– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On July 13, 2018, the Company obtained a $13,442,000 Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage through Wells Fargo Bank, N.A. (“Wells Fargo”) on Camelot Village and Red Bud Estates. This mortgage is at a fixed rate of 4.27% and matures on August 1, 2028. Principal repayments are based on a 30-year amortization schedule.

On July 9, 2018, the Company granted options to purchase 40,000 shares of common stock to four participants in the Company’s Amended and Restated 2013 Incentive Award Plan. The grant date fair value of these options amounted to $94,732. These grants vest over one year.

NOTE 12 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2017 and through June 30, 2018. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	6/30/18	6/30/17	6/30/18	6/30/17

Rental and Related Income	$28,779,000	$26,821,000	$56,861,000	$53,132,000
Community Operating Expenses	12,809,000	12,337,000	25,705,000	24,403,000
Net Income (Loss) Attributable to Common Shareholders	15,214,000	188,000	(11,541,000)	(914,000)
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic	$0.42	$0.01	$(0.31)	$(0.03)
Net Income (Loss) Attributable to Common Shareholders Per Share –Diluted	$0.41	$0.01	$(0.31)	$(0.03)

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

As of June 30, 2018, the Company owned and operated 114 manufactured home communities containing approximately 20,600 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

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

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the six months ended June 30, 2018, total income increased 12% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 13%. Same property occupancy, which includes communities owned and operated as of January 1, 2017, increased by 100 basis points to 83.3% over the prior year period. Year to date, same property NOI increased 7.3% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

Sales of manufactured homes are getting stronger and have increased by approximately 17%. Our sales operations have been impacted by limited chattel financing options available in our industry. This has affected the ability of homebuyers to qualify for manufactured home loans. We are optimistic that future regulatory changes may increase our consumers ability to qualify for loans to purchase homes which should result in increased demand. Demand for housing remains healthy, due to improvements in the economy, sustained wage and job growth and still favorable interest rates. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As household formation strengthens and for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 389 rental homes during the first six months of 2018. This brings the total number of rental homes to approximately 6,000 rental homes, or 29.1% of total sites. Occupied rental homes represent approximately 33.2% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 94.0% as of June 30, 2018. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding a total of approximately 800 rental homes in 2018.

During the six months ended June 30, 2018, the Company acquired two all-age communities in Indiana containing a total of 669 homesites on 231 acres for an aggregate purchase price of approximately $20,500,000. At the date of acquisition, the average occupancy for these communities was approximately 91%.

See PART I, Item 1 – Business in the Company’s annual report on Form 10-K for the year ended December 31, 2017 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities, challenges, and risks on which the Company is focused.

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

The Company’s Community NOI for the three and six months ended June 30, 2018 and 2017 is calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/18	6/30/17	6/30/18	6/30/17

Rental and Related Income	$28,237,771	$25,293,961	$55,508,248	$49,824,316
Less: Community Operating Expenses	12,715,180	11,871,578	25,469,996	23,351,937
Community NOI	$15,522,591	$13,422,383	$30,038,252	$26,472,379

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

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three and six months ended June 30, 2018 and 2017 are calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/18	6/30/17	6/30/18	6/30/17

Net Income (Loss) Attributable to Common Shareholders	$14,948,727	$(199,876)	$(12,205,783)	$(1,704,077)
Depreciation Expense	7,764,258	6,740,205	15,358,892	13,280,443
(Gain) Loss on Sales of Depreciable Assets	64,927	(13,738)	80,632	10,642
FFO Attributable to Common Shareholders	22,777,912	6,526,591	3,233,741	11,587,008

Adjustments:
(Increase) Decrease in Fair Value Of Marketable Securities	(16,623,670)	-0-	9,275,149	-0-
Core FFO Attributable to Common Shareholders	6,154,242	6,526,591	12,508,890	11,587,008

Adjustments:
Non- Recurring Other Expense (1)	525,000	-0-	525,000	-0-
Gain on Sales of Marketable Securities, net	-0-	(1,019,877)	(20,107)	(1,051,768)
Normalized FFO Attributable to Common Shareholders	$6,679,242	$5,506,714	$13,013,783	$10,535,240

(1) Consists of one-time payroll expenditures.

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	6/30/18	6/30/17

Operating Activities	$14,444,849	$16,638,440
Investing Activities	(61,476,721)	(75,852,494)
Financing Activities	39,106,948	63,156,400

Changes In Results Of Operations

Rental and Related Income increased 12% from $25,293,961 for the three months ended June 30, 2017 to $28,237,771 for the three months ended June 30, 2018. Rental and Related Income increased 11% from $49,824,316 for the six months ended June 30, 2017 to $55,508,248 for the six months ended June 30, 2018. These increases were primarily due to the acquisitions made during 2017 and 2018, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 100 basis points from 82.3% as of June 30, 2017 to 83.3% at quarter-end. Occupied rental homes increased 18% from approximately 4,800 homes at June 30, 2017 to 5,600 homes at June 30, 2018.

Community Operating Expenses increased 7% from $11,871,578 for the three months ended June 30, 2017 to $12,715,180 for the three months ended June 30, 2018. Community Operating Expenses increased 9% from $23,351,937 for the six months ended June 30, 2017 to $25,469,996 for the six months ended June 30, 2018. These increases were primarily due to the acquisitions made during 2017 and 2018, and the harsh 2018 winter.

Community NOI increased 16% from $13,422,383 for the three months ended June 30, 2017 to $15,522,591 for the three months ended June 30, 2018. Community NOI increased 13% from $26,472,379 for the six months ended June 30, 2017 to $30,038,252 for the six months ended June 30, 2018. These increases were primarily due to the acquisitions during 2017 and 2018, and increases in rental rates, occupancy and rental homes. The Company’s Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) was 46.9% and 45.0% for the three months ended June 30, 2017 and 2018, respectively. The Company’s Operating Expense Ratio was 46.9% and 45.9% for the six months ended June 30, 2017 and 2018, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 10% from $3,523,887 for the three months ended June 30, 2017 to $3,860,779 for the three months ended June 30, 2018. Sales of manufactured homes increased 17% from $5,442,081 for the six months ended June 30, 2017 to $6,386,266 for the six months ended June 30, 2018. The Company has seen a 15% increase in the number of homes sold from 108 homes sold for the six months ended June 30, 2017 to 124 homes sold for the six months ended June 30, 2018. Cost of sales of manufactured homes amounted to $2,913,825 and $2,746,689 for the three months ended June 30, 2018 and 2017, respectively. Cost of sales of manufactured homes amounted to $4,893,996 and $4,249,898 for the six months ended June 30, 2018 and 2017, respectively. The gross profit percentage was 25% and 22% for the three months ended June 30, 2018 and 2017, respectively. The gross profit percentage was 23% and 22% for the six months ended June 30, 2018 and 2017, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1,085,244 and $865,462 for the three months ended June 30, 2018 and 2017, respectively. Selling expenses amounted to $1,889,316 and $1,624,841 for the six months ended June 30, 2018 and 2017, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $287,951 or 7% of total sales and $280,677 or 8% of total sales for the three months ended June 30, 2018 and 2017, respectively. Loss from the sales operations amounted to $580,961 or 9% of total sales and $726,989 or 13% of total sales for the six months ended June 30, 2018 and 2017, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

The U.S. homeownership rate was 64.3% in the second quarter of 2018, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market has strengthened, and conventional home prices continue their rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses increased 25% from $2,634,309 for the three months ended June 30, 2017 to $3,282,682 for the three months ended June 30, 2018. General and Administrative Expenses increased 17% from $4,836,611 for the six months ended June 30, 2017 to $5,641,238 for the six months ended June 30, 2018. These increases were primarily due to an increase in personnel and personnel costs. For the three and six months ended June 30, 2018, there was a one-time payroll expenditure of $525,000 for two employees. General and Administrative expenses without this one-time payroll expenditure as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) was 7.8% and 7.5% for the three and six months ended June 30, 2018, respectively, compared and 8.4% and 8.0% for the three and six months ended June 30, 2017, respectively. Personnel costs also increased due to an increase in our stock price which increased the fair value of stock options granted. The weighted-average fair value of options granted increased from $1.81 per share for the six months ended June 30, 2017 to $2.04 for the six months ended June 30, 2018. Additionally, for the three and six months ended June 30, 2018, the entire compensation cost of $204,000 for an employee of retirement age was recognized at the time of grant.

Depreciation Expense increased 15% from $6,740,205 for the three months ended June 30, 2017 to $7,764,258 for the three months ended June 30, 2018. Depreciation Expense increased 16% from $13,280,443 for the six months ended June 30, 2017 to $15,358,892 for the six months ended June 30, 2018. This increase was primarily due to the acquisitions and the increase in rental homes during 2017 and 2018.

Interest Income increased 8% from $495,778 for the three months ended June 30, 2017 to $536,176 for the three months ended June 30, 2018. Interest Income increased 4% from $969,137 for the six months ended June 30, 2017 to $1,006,406 for the six months ended June 30, 2018. These increases were primarily due to an increase in the average balance of notes receivable. The average balance at June 30, 2018 and 2017 was approximately $25.3 million and $20.4 million, respectively.

Dividend Income increased 38% from $1,795,600 for the three months ended June 30, 2017 to $2,474,180 for the three months ended June 30, 2018. Dividend Income increased 34% from $3,646,840 for the six months ended June 30, 2017 to $4,899,320 for the six months ended June 30, 2018. These increases were primarily due to the increase in the average balance of marketable securities from $108.9 million at June 30, 2017 to $135.5 million at June 30, 2018. Dividends received from our marketable securities investments were at a weighted average yield of approximately 8.1% and 6.8% at June 30, 2018 and 2017, respectively, and continue to meet our expectations. It is the Company’s intent to hold these marketable securities long-term.

Other Investment Income (Loss), net increased from $1,019,877 for the three months ended June 30, 2017 to $16,623,670 for the three months ended June 30, 2018. Other Investment Income (Loss), net decreased from income of $1,051,768 for the six months ended June 30, 2017 to a loss of $9,255,042 for the six months ended June 30, 2018. These changes were primarily due to the change in fair value of the marketable securities portfolio. On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning retained earnings of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As of June 30, 2018, the Company had total net unrealized gains of $2,244,433 in its REIT securities portfolio. The total change in fair value of marketable securities for the three months ended June 30, 2018 was an increase of $16,623,670. The total change in fair value of marketable securities for the six months ended June 30, 2018 was a decrease of $9,275,149.

Interest Expense, including Amortization of Financing Costs, decreased 4% from $4,112,214 for the three months ended June 30, 2017 to $3,966,992 for the three months ended June 30, 2018. Interest Expense decreased 8% from $8,169,944 for the six months ended June 30, 2017 to $7,547,460 for the six months ended June 30, 2018. The weighted average interest rate on our mortgages payable decreased from 4.3% at June 30, 2017 to 4.2% at June 30, 2018, not including the effect of unamortized debt issuance costs. Additionally, the balance of financing on our inventory decreased from $13.5 million at June 30, 2017 to $11.9 million at June 30, 2018. The interest rate on this financing is approximately 7%.

Changes in Financial Condition

Total Investment Property and Equipment increased 5% or $42,938,051 during the six months ended June 30, 2018. The Company purchased two communities and added 389 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio increased 100 basis points and was 94.0% at June 30, 2018 as compared to 93.0% at December 31, 2017.

Marketable Securities increased 4% or $5,098,741 during the six months ended June 30, 2018. This increase was due to purchases of $14,622,458, offset by sales with a cost basis of $248,568 and a net decrease in the fair value of $9,275,149.

Mortgages Payable, net of unamortized debt issuance costs, decreased 1% or $3,123,541 during the six months ended June 30, 2018. The decrease was primarily due to principal payments of $3,393,435, offset by amortization expense of $270,426.

Loans Payable, net of unamortized debt issuance costs, decreased $55,693 during the six months ended June 30, 2018. This decrease was primarily due to a decrease of $10 million on our margin loan offset by an increase of $9.7 million on our revolving credit facilities for the purchase of inventory and other loans payable.

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

The Company also raised $16,407,829 from the issuance of common stock in the DRIP during the six months ended June 30, 2018, which included Dividend Reinvestments of $1,590,384. Dividends paid on the common stock for the six months ended June 30, 2018 were $13,093,280, of which $1,590,384 were reinvested. Dividends paid on the Series B Preferred shares, the Series C Preferred shares and the Series D Preferred shares for the six months ended June 30, 2018 totaled $9,803,805.

Net Cash provided by Operating Activities amounted to $14,444,849 and $16,638,440 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had Cash and Cash Equivalents of $15.2 million, Marketable Securities of $138.1 million, encumbered by $27.2 million in margin loans, $6.0 million available on its revolving line of credit for the financing of home sales, approximately $16.6 million available on its revolving credit facilities for the financing of inventory purchases, and $15 million available on its unsecured revolving credit facility, with an additional $75 million potentially available pursuant to an accordion feature.

The Company owns 114 communities, of which 46 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings and registered direct placements of its preferred stock.

As of June 30, 2018, the Company had total assets of $862,752,684 and total liabilities of $400,226,875. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of June 30, 2018 was approximately 30% and the Company’s net debt, less securities to total market capitalization as of June 30, 2018 was approximately 19%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

Item 6. Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: August 7, 2018	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 7, 2018	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

