Form 10-Q
period 2018-09-30
UMH PROPERTIES, INC.
filed 2018-11-01
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of November 1, 2018
Common Stock, $.10 par value per share	37,665,514

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)
- ASSETS -

Investment Property and Equipment
Land	$64,395,495	$61,239,644
Site and Land Improvements	491,396,361	463,242,075
Buildings and Improvements	23,506,934	22,963,926
Rental Homes and Accessories	244,196,899	216,992,988
Total Investment Property	823,495,689	764,438,633
Equipment and Vehicles	18,265,581	16,874,760
Total Investment Property and Equipment	841,761,270	781,313,393
Accumulated Depreciation	(189,256,132)	(166,444,512)
Net Investment Property and Equipment	652,505,138	614,868,881

Other Assets
Cash and Cash Equivalents	8,879,883	23,242,090
Marketable Securities at Fair Value	130,931,844	132,964,276
Inventory of Manufactured Homes	25,091,168	17,569,365
Notes and Other Receivables, net	29,567,036	25,451,053
Prepaid Expenses and Other Assets	6,696,881	3,457,083
Land Development Costs	14,833,002	6,328,578
Total Other Assets	215,999,814	209,012,445

TOTAL ASSETS	$868,504,952	$823,881,326

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$313,419,440	$304,895,117

Other Liabilities:
Accounts Payable	3,683,083	2,960,739
Loans Payable, net of unamortized debt issuance costs	87,031,122	84,704,487
Accrued Liabilities and Deposits	5,644,399	4,977,886
Tenant Security Deposits	5,613,339	5,127,633
Total Other Liabilities	101,971,943	97,770,745
Total Liabilities	415,391,383	402,665,862

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of September 30, 2018 and December 31, 2017	95,030,000	95,030,000
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 5,750,000 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017	143,750,000	143,750,000
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 2,300,000 shares authorized; 2,000,000 and -0- shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	50,000,000	-0-
Common Stock - $0.10 par value per share; 111,363,800 and 113,663,800 shares authorized; 37,466,040 and 35,488,068 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,746,604	3,548,807
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized; no shares issued or outstanding as of September 30, 2018 and December 31, 2017	-0-	-0-
Additional Paid-In Capital	161,254,758	168,034,868
Accumulated Other Comprehensive Income	-0-	11,519,582
Accumulated Deficit	(667,793)	(667,793)
Total Shareholders’ Equity	453,113,569	421,215,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$868,504,952	$823,881,326

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

INCOME:
Rental and Related Income	$28,728,078	$25,854,623	$84,236,326	$75,678,939
Sales of Manufactured Homes	4,719,036	2,830,314	11,105,302	8,272,395
Total Income	33,447,114	28,684,937	95,341,628	83,951,334

EXPENSES:
Community Operating Expenses	13,288,715	12,317,856	38,758,711	35,669,793
Cost of Sales of Manufactured Homes	3,512,705	2,215,767	8,406,701	6,465,665
Selling Expenses	1,024,188	836,939	2,913,504	2,461,780
General and Administrative Expenses	2,559,023	2,354,054	8,200,261	7,190,665
Depreciation Expense	8,051,627	6,980,113	23,410,519	20,260,556
Total Expenses	28,436,258	24,704,729	81,689,696	72,048,459

OTHER INCOME (EXPENSE):
Interest Income	563,549	510,358	1,569,955	1,479,495
Dividend Income	2,704,255	2,068,198	7,603,575	5,715,038
Other Investment Income (Loss), net	(10,487,430)	466,521	(19,742,472)	1,518,289
Other Income	134,761	126,660	334,740	592,251
Interest Expense	(4,247,855)	(3,871,046)	(11,795,315)	(12,040,990)
Total Other Income (Expense)	(11,332,720)	(699,309)	(22,029,517)	(2,735,917)

Income (Loss) before Loss on Sales of Investment Property and Equipment	(6,321,864)	3,280,899	(8,377,585)	9,166,958
Loss on Sales of Investment Property and Equipment	(27,479)	(18,898)	(108,111)	(29,540)
Net Income (Loss)	(6,349,343)	3,262,001	(8,485,696)	9,137,418
Less: Preferred Dividends	(5,123,257)	(4,938,937)	(15,192,687)	(12,518,431)
Less: Redemption of Preferred Stock	-0-	(3,502,487)	-0-	(3,502,487)
Net Loss Attributable to Common Shareholders	$(11,472,600)	$(5,179,423)	$(23,678,383)	$(6,883,500)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Basic and Diluted Income (Loss) Per Share:

Net Income (Loss)	$(0.17)	$0.10	$(0.23)	$0.29
Less: Preferred Dividends	(0.14)	(0.14)	(0.42)	(0.39)
Less: Redemption of Preferred Stock	-0-	(0.11)	-0-	(0.11)
Net Loss Attributable to Common Shareholders	$(0.31)	$(0.15)	$(0.65)	$(0.21)

Weighted Average Common Shares Outstanding:

Basic and Diluted	37,151,432	34,102,231	36,542,855	31,918,211

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net Income (Loss)	$(6,349,343)	$3,262,001	$(8,485,696)	$9,137,418

Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) Arising During the Period	-0-	2,486,402	-0-	(2,367,127)
Reclassification Adjustment for Net Gains Realized in Income	-0-	(466,521)	-0-	(1,518,289)
Change in Fair Value of Interest Rate Swap Agreements	-0-	(3,164)	-0-	3,983

Comprehensive Income (Loss)	(6,349,343)	5,278,718	(8,485,696)	5,255,985

Less: Preferred Dividends	(5,123,257)	(4,938,937)	(15,192,687)	(12,518,431)
Less: Redemption of Preferred Stock	-0-	(3,502,487)	-0-	(3,502,487)

Comprehensive Loss Attributable to Common Shareholders	$(11,472,600)	$(3,162,706)	$(23,678,383)	$(10,764,933)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

	NINE MONTHS ENDED
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(8,485,696)	$9,137,418
Non-Cash items included in Net Income (Loss):
Depreciation	23,410,519	20,260,556
Amortization of Financing Costs	462,604	496,225
Stock Compensation Expense	1,247,722	998,059
Benefit for Uncollectible Notes and Other Receivables	(835,102)	(934,794)
Gain on Sales of Marketable Securities, net	(20,107)	(1,518,289)
Decrease in Fair Value of Marketable Securities	19,762,579	-0-
Loss on Sales of Investment Property and Equipment	108,111	29,540
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(7,521,803)	(68,599)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	(3,280,881)	167,229
Prepaid Expenses and Other Assets	(1,995,025)	(1,044,954)
Accounts Payable	722,344	747,791
Accrued Liabilities and Deposits	666,513	262,499
Tenant Security Deposits	485,706	650,335
Net Cash Provided by Operating Activities	24,727,484	29,183,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(24,549,398)	(40,877,655)
Purchase of Investment Property and Equipment	(38,562,274)	(48,095,917)
Proceeds from Sales of Investment Property and Equipment	1,956,785	1,651,685
Additions to Land Development Costs	(8,504,424)	(2,263,009)
Purchase of Marketable Securities	(17,978,715)	(38,002,778)
Proceeds from Sales of Marketable Securities	268,675	12,178,413
Net Cash Used in Investing Activities	(87,369,351)	(115,409,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	13,442,000	44,420,000
Net Proceeds (Payments) on Short Term Borrowings	2,331,831	(16,791,278)
Principal Payments of Mortgages	(5,094,625)	(24,543,481)
Financing Costs on Debt	(290,852)	(595,124)
Proceeds from Issuance of Preferred Stock, net of offering costs	48,247,280	138,983,808
Redemption of 8.25% Series A Preferred Stock	-0-	(91,595,000)
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	22,527,507
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	21,292,003	46,565,672
Proceeds from Exercise of Stock Options	1,385,000	5,435,634
Preferred Dividends Paid	(14,927,062)	(12,339,553)
Common Dividends Paid, net of Dividend Reinvestments	(16,861,142)	(15,124,760)
Net Cash Provided by Financing Activities	49,524,433	96,943,425
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(13,117,434)	10,717,180
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	27,891,249	9,349,489
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$14,773,815	$20,066,669

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 115 manufactured home communities containing approximately 20,700 developed home sites as of September 30, 2018. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 20% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”) and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. The Company is subject to franchise taxes in some of the states in which the Company owns property.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of September 30, 2018, these agreements have expired and the Company does not have any interest rate swap agreements in effect.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown:

	9/30/18	12/31/17	9/30/17	12/31/16

Cash and Cash Equivalents	$8,879,883	$23,242,090	$14,840,944	$4,216,592
Restricted Cash	5,893,932	4,649,159	5,225,725	5,132,897
Cash, Cash Equivalents And Restricted Cash	$14,773,815	$27,891,249	$20,066,669	$9,349,489

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018, and it did not have a material impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017.  The Company adopted this standard effective January 1, 2018. The Company previously classified its marketable securities as available-for-sale and carried at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) was reflected in the Company’s Comprehensive Income (Loss). As a result of adoption, these securities will continue to be measured at fair value; however, the change in the unrealized net holding gains and losses is now recognized through net income. As of January 1, 2018, unrealized net holding gains of $11,519,582 were reclassed to beginning retained earnings to recognize the unrealized gains previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets. For the three and nine months ended September 30, 2018, the Company recorded a decrease of $10,487,430 and $19,762,579, respectively, in the fair value of these marketable securities, which are included in “Other Investment Income (Loss), net” on our Consolidated Statements of Income (Loss).

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

As of September 30, 2018 and December 31, 2017, the Company had notes receivable of $28,094,814 and $24,066,567, respectively. Notes receivables are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contacts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

Other Recent Accounting Pronouncements

In August 2018, the Securities and Exchange Commission adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ending March 31, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements.” ASU No. 2018-11 provides a new transition method and practical expedients, including to the need to separate contract components as required by ASU 2016-02. Under ASU 2018-11, an entity applying the new lease accounting standard may record a cumulative adjustment to the opening balance of retained earnings in the period of adoption, instead of having to restate comparative results, as initially required. Additionally, ASU No. 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance if both 1. the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same (instead of the timing and pattern of revenue recognition, as proposed); and 2. the lease component, if accounted for separately, would be classified as an operating lease. The Company is currently evaluating the potential impact these standards may have on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the three and nine months ended September 30, 2018, employee stock options to purchase 2,227,600 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2017, employee stock options to purchase 1,778,100 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions

On May 30, 2018, the Company acquired two manufactured home communities, Camelot Village and Red Bud Estates, located in Anderson, Indiana, for approximately $20,500,000. These all-age communities contain a total of 669 developed homesites that are situated on approximately 231 total acres. At the date of acquisition, the average occupancy for these communities was approximately 91%. In conjunction with this acquisition, the Company drew down $20 million on its unsecured line of credit. On July 13, 2018, the Company obtained a $13,442,000 mortgage loan on these properties (see Note 5).

On August 31, 2018, the Company acquired Summit Village, a manufactured home community located in Marion, Indiana, for approximately $3,500,000. This all-age community contains a total of 134 developed homesites that are situated on approximately 58 total acres. At the date of acquisition, the occupancy for this community was approximately 60%. This acquisition was funded by a drawdown from the Company’s margin line.

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the results of the acquired assets are included in the statements of income (loss) from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired, including transaction costs of approximately $549,000, for the nine months ended September 30, 2018:

At Acquisition Date
Assets Acquired:
Land	$2,839,100
Depreciable Property	20,934,900
Notes Receivable and Other	775,400
Total Assets Acquired	$24,549,400

See Note 12 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consists primarily of marketable common and preferred stock of other REITs with a fair value of $130,931,844 as of September 30, 2018. The Company generally limits its investment in marketable securities to no more than approximately 20% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

The following is a summary of Other Investment Income (Loss), net, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	9/30/18	9/30/17	9/30/18	9/30/17
Gain on Sales of Marketable Securities, net	$-0-	$466,521	$20,107	$1,518,289
Changes in Fair Value of Marketable Securities	(10,487,430)	-0-	(19,762,579)	-0-
Total Other Investment Income (Loss), net	$(10,487,430)	$466,521	$(19,742,472)	$1,518,289

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

During the nine months ended September 30, 2018, the Company sold marketable securities with a cost basis of $248,568 and recognized a Gain on Sale of $20,107. The Company also made purchases of $17,978,715 in marketable securities. Of this amount, the Company made total purchases of 78,798 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $1,183,796 or weighted average cost of $15.02 per share. The Company owned a total of 2,414,728 MREIC common shares as of September 30, 2018 at a total cost of $21,882,359 and a fair value of $40,374,255.

As of September 30, 2018, the Company had total net unrealized losses of $8,242,997 in its REIT securities portfolio. For the three and nine months ended September 30, 2018, the Company recorded a decrease of $10,487,430 and $19,762,579, respectively, in the fair value of these marketable securities. The Company held seventeen securities that had unrealized losses as of September 30, 2018. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On March 28, 2017, the Company entered into an amended and restated credit agreement to renew and expand its existing unsecured revolving credit facility. The new unsecured revolving credit facility (the “Facility”) is syndicated with BMO Capital Markets (“BMO”), as sole lead arranger and sole book runner, and Bank of Montreal as administrative agent. The Facility provides for $50 million in available borrowings with a $75 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions. The maturity date of the Facility is March 27, 2020, with a one year extension option. Borrowings will bear interest at the Company’s option of LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, based on the Company’s overall leverage. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 2% or at BMO’s prime lending rate plus 1%. As of September 30, 2018, the amount outstanding under the Facility was $35 million and the interest rate was 3.83%.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $66,533 and $61,337 at September 30, 2018 and December 31, 2017, respectively. The weighted average interest rate was 4.1% and 3.0% at September 30, 2018 and December 31, 2017, respectively, not including the effect of unamortized debt issuance costs.

At September 30, 2018, $25,842,770 was outstanding on the margin loan at an interest rate of 2.5%.

Mortgages Payable

On July 13, 2018, the Company obtained a $13,442,000 Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage through Wells Fargo Bank, N.A. (“Wells Fargo”) on Camelot Village and Red Bud Estates. This mortgage is at a fixed rate of 4.27% and matures on August 1, 2028. Principal repayments are based on a 30-year amortization schedule.

The following is a summary of our mortgages payable as of September 30, 2018 and December 31, 2017:

	9/30/2018		12/31/2017
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$316,808,161	4.2%	$308,444,180	4.2%
Variable rate mortgages	-0-	-0-	16,606	4.3%
Total mortgages before unamortized debt issuance costs	316,808,161	4.2%	308,460,786	4.2%
Unamortized debt issuance costs	(3,388,721)		(3,565,669)
Mortgages, net of unamortized debt issuance costs	$313,419,440	4.3%	$304,895,117	4.3%

As of September 30, 2018 and December 31, 2017, the weighted average maturity of mortgages payable were 6.3 years and 6.9 years, respectively.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On September 17, 2018, the Company paid total cash dividends of $6,693,069 or $0.18 per share to common shareholders of record as of the close of business on August 15, 2018, of which $1,334,823 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). Total dividends paid to our common shareholders for the nine months ended September 30, 2018 amounted to $19,786,349 of which $2,925,207 was reinvested. On October 1, 2018, the Company declared a dividend of $0.18 per share to be paid December 17, 2018 to common shareholders of record as of the close of business on November 15, 2018.

During the nine months ended September 30, 2018, the Company received, including dividends reinvested of $2,925,207, a total of $24,217,210 from its DRIP. There were 1,800,472 new shares issued under the DRIP during this period.

8.0% Series B Cumulative Redeemable Preferred Stock

On September 17, 2018, the Company paid $1,900,600 in dividends or $0.50 per share for the period from June 1, 2018 through August 31, 2018 to holders of record as of the close of business on August 15, 2018 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred”). Dividends on our Series B Preferred shares are cumulative and payable quarterly at an annual rate of $2.00 per share. Total dividends paid to our Series B Preferred shareholders for the nine months ended September 30, 2018 amounted to $5,701,800.

On October 1, 2018, the Company declared a dividend of $0.50 per share for the period from September 1, 2018 through November 30, 2018 to be paid on December 17, 2018 to Series B Preferred shareholders of record as of the close of business on November 15, 2018.

6.75% Series C Cumulative Redeemable Preferred Stock

On September 17, 2018, the Company paid $2,425,781 in dividends or $0.421875 per share for the period from June 1, 2018 through August 31, 2018 to holders of record as of the close of business on August 15, 2018 of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred”). Dividends on our Series C Preferred shares are cumulative and payable quarterly at an annual rate of $1.6875 per share. Total dividends paid to our Series C Preferred shareholders for the nine months ended September 30, 2018 amounted to $7,277,344.

On October 1, 2018, the Company declared a dividend of $0.421875 per share for the period from September 1, 2018 through November 30, 2018 to be paid on December 17, 2018 to Series C Preferred shareholders of record as of the close of business on November 15, 2018.

6.375% Series D Cumulative Redeemable Preferred Stock

On January 22, 2018, the Company issued 2,000,000 shares of its new 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share (“Series D Preferred”) at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 2,000,000 shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $48.2 million and has used and plans to use the net proceeds of the offering for general corporate purposes, which includes the purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

Dividends on the Series D Preferred shares are cumulative from January 22, 2018 and are payable quarterly in arrears on March 15, June 15, September 15, and December 15 at an annual rate of $1.59375 per share. On September 17, 2018, the Company paid $796,876 in dividends or $0.3984375 per share for the period from June 1, 2018 through August 31, 2018 to holders of record as of the close of business on August 15, 2018 of our Series D Preferred. Total dividends paid to our Series D Preferred shareholders for the nine months ended September 30, 2018 amounted to $1,947,918.

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

In conjunction with the issuance of the Company’s Series D Preferred, the Company filed with the Maryland State Department of Assessments and Taxation Articles Supplementary setting forth the rights, preferences and terms of the Series D Preferred shares and reclassifying 2,300,000 shares of Common Stock as shares of Series D Preferred.  After the reclassification, the Company’s authorized stock consists of 111,363,800 shares of Common Stock, 4,000,000 shares of Series B Preferred, 5,750,000 shares of Series C Preferred, 2,300,000 shares of Series D Preferred and 3,000,000 shares of excess stock.

On October 1, 2018, the Company declared a dividend of $0.3984375 per share for the period from September 1, 2018 through November 30, 2018 to be paid on December 17, 2018 to Series D Preferred shareholders of record as of the close of business on November 15, 2018.

NOTE 7 – STOCK BASED COMPENSATION

On June 14, 2018, the shareholders approved and ratified an amendment and restatement (and renaming) of the Company’s Amended and Restated 2013 Incentive Award Plan (formerly 2013 Stock Option and Stock Award Plan) (the Plan). The amendment and restatement made two substantive changes: (1) provide an additional 2,000,000 common shares for future grant of option awards, restricted stock awards, or other stock-based awards; and (2) allow for the issuance of other stock-based awards.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $394,168 and $1,247,722 have been recognized for the three and nine months ended September 30, 2018, respectively, and $328,002 and $998,059 for the three and nine months ended September 30, 2017, respectively.

On April 2, 2018, the Company awarded a total of 45,000 shares of restricted stock to Samuel A. Landy and Anna T. Chew, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $589,050. These grants vest ratably over 5 years.

On April 2, 2018, the Company granted options to purchase 540,000 shares of common stock to forty participants. The grant date fair value of these options amounted to $1,100,933. These grants vest over one year. Compensation costs for grants issued to a participant who is of retirement age is recognized at the time of the grant.

On July 9, 2018, the Company granted options to purchase 40,000 shares of common stock to four participants. The grant date fair value of these options amounted to $94,732. These grants vest over one year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2018 and 2017:

	2018	2017

Dividend yield	4.78%	5.80%
Expected volatility	25.82%	26.30%
Risk-free interest rate	2.74%	2.37%
Expected lives	10	10
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the nine months ended September 30, 2018 and 2017 was $2.06 and $1.81 per share, respectively.

As of September 30, 2018, there were options outstanding to purchase 2,227,600 shares. There were 1,986,500 shares available for grant under the Plan. During the nine months ended September 30, 2018, eight participants exercised options to purchase a total of 128,500 shares of common stock at a weighted-average exercise price of $10.78 per share for total proceeds of $1,385,000. The aggregate intrinsic value of options outstanding as of September 30, 2018 was $6,547,456 and the aggregate intrinsic value of options exercised during the nine months ended September 30, 2018 was $509,770.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2018:
Marketable Securities - Preferred stock	$4,366,692	$4,366,692	$-0-	$-0-
Marketable Securities - Common stock	126,565,152	126,565,152	-0-	-0-
Total	$130,931,844	$130,931,844	$-0-	$-0-

As of December 31, 2017:
Marketable Securities - Preferred stock	$5,377,522	$5,377,522	$-0-	$-0-
Marketable Securities - Common stock	127,586,754	127,586,754	-0-	-0-
Total	$132,964,276	$132,964,276	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2018, the fair value of Fixed Rate Mortgages Payable amounted to $315,928,372 and the carrying value of Fixed Rate Mortgages Payable amounted to $316,808,161.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of September 30, 2018, the total loan balance under this agreement was approximately $3.0 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2018, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $3.3 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $14,066,000 of loans that the Company acquired under the COP Program as of September 30, 2018.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2018 and 2017 was $11,881,714 and $11,851,093, respectively. Interest cost capitalized to Land Development was $532,640 and $368,967 for the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018 and 2017, the Company had Dividend Reinvestments of $2,925,207 and $2,181,064, respectively, which required no cash transfers.

NOTE 11– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

NOTE 12 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2017 and through September 30, 2018. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	9/30/18	9/30/17	9/30/18	9/30/17

Rental and Related Income	$28,842,000	$27,209,000	$85,590,000	$80,117,000
Community Operating Expenses	13,310,000	12,865,000	39,240,000	37,496,000
Net Loss Attributable to Common Shareholders	(11,428,000)	(5,213,000)	(23,601,000)	(7,476,000)
Net Loss Attributable to Common Shareholders Per Share –Basic and Diluted	$(0.31)	$(0.15)	$(0.65)	$(0.23)

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

As of September 30, 2018, the Company owned and operated 115 manufactured home communities containing approximately 20,700 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of home sales, and appreciation in the values of the manufactured home communities and vacant land owned by the Company. The Company also invests in marketable securities of other REITs which the Company generally limits to no more than approximately 20% of its undepreciated assets.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the nine months ended September 30, 2018, total income increased 14% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 14%. Same property occupancy, which includes communities owned and operated as of January 1, 2017, increased by 40 basis points to 83.2% over the prior year period. Year to date, same property NOI increased 7.5% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

Sales of manufactured homes performed exceptionally well during the third quarter of 2018, increasing by 67% over the prior year period. Year to date, sales increased 34%. Demand for housing remains healthy, due to improvements in the economy, sustained wage and job growth and still favorable interest rates. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As household formation strengthens and for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 608 rental homes during the first nine months of 2018. This brings the total number of rental homes to approximately 6,200 rental homes, or 30.0% of total sites. Occupied rental homes represent approximately 33.9% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 93.3% as of September 30, 2018. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding a total of approximately 800 rental homes in 2018.

During the nine months ended September 30, 2018, the Company acquired three all-age communities in Indiana containing a total of 803 homesites on 289 acres for an aggregate purchase price of approximately $24,000,000.

The following is a summary of the communities acquired as of September 30, 2018:

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Camelot Village and Red Bud Estates	May 30, 2018	IN	669	$20,500,000	231	91%

Summit Village	August 31, 2018	IN	134	3,500,000	58	60%
Total as of September 30, 2018			803	$24,000,000	289	86%

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

The Company’s Community NOI for the three and nine months ended September 30, 2018 and 2017 is calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/18	9/30/17	9/30/18	9/30/17

Rental and Related Income	$28,728,078	$25,854,623	$84,236,326	$75,678,939
Less: Community Operating Expenses	13,288,715	12,317,856	38,758,711	35,669,793
Community NOI	$15,439,363	$13,536,767	$45,477,615	$40,009,146

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

The reconciliation of the Company’s U.S. GAAP Net Loss to the Company’s FFO, Core FFO and Normalized FFO for the three and nine months ended September 30, 2018 and 2017 are calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/18	9/30/17	9/30/18	9/30/17

Net Loss Attributable to
Common Shareholders	$(11,472,600)	$(5,179,423)	$(23,678,383)	$(6,883,500)
Depreciation Expense	8,051,627	6,980,113	23,410,519	20,260,556
Loss on Sales of Depreciable Assets	27,479	18,898	108,111	29,540
FFO Attributable to Common
Shareholders	(3,393,494)	1,819,588	(159,753)	13,406,596

Adjustments:
Decrease in Fair Value of
Marketable Securities	10,487,430	-0-	19,762,579	-0-
Redemption of Preferred Stock	-0-	3,502,487	-0-	3,502,487
Core FFO Attributable to
Common Shareholders	7,093,936	5,322,075	19,602,826	16,909,083

Adjustments:
Non- Recurring Other Expense (1)	-0-	-0-	525,000	-0-
Gain on Sales of Marketable Securities, net	-0-	(466,521)	(20,107)	(1,518,289)
Normalized FFO Attributable to
Common Shareholders	$7,093,936	$4,855,554	$20,107,719	$15,390,794

(1) Consists of one-time payroll expenditures

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	9/30/18	9/30/17

Operating Activities	$24,727,484	$29,183,016
Investing Activities	(87,369,351)	(115,409,261)
Financing Activities	49,524,433	96,943,425

Changes In Results Of Operations

Rental and Related Income increased 11% from $25,854,623 for the three months ended September 30, 2017 to $28,728,078 for the three months ended September 30, 2018. Rental and Related Income increased 11% from $75,678,939 for the nine months ended September 30, 2017 to $84,236,326 for the nine months ended September 30, 2018. These increases were primarily due to the acquisitions made during 2017 and 2018, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 40 basis points from 82.8% as of September 30, 2017 to 83.2% at quarter-end. Occupied rental homes increased 15% from approximately 5,000 homes at September 30, 2017 to 5,800 homes at September 30, 2018.

Community Operating Expenses increased 8% from $12,317,856 for the three months ended September 30, 2017 to $13,288,715 for the three months ended September 30, 2018. Community Operating Expenses increased 9% from $35,669,793 for the nine months ended September 30, 2017 to $38,758,711 for the nine months ended September 30, 2018. These increases were primarily due to the acquisitions made during 2017 and 2018, and the harsh 2018 winter.

Community NOI increased 14% from $13,536,767 for the three months ended September 30, 2017 to $15,439,363 for the three months ended September 30, 2018. Community NOI increased 14% from $40,009,146 for the nine months ended September 30, 2017 to $45,477,615 for the nine months ended September 30, 2018. These increases were primarily due to the acquisitions during 2017 and 2018, and increases in rental rates, occupancy and rental homes. The Company’s Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) improved from 47.6% for the three months ended September 30, 2017 to 46.3% for the three months ended September 30, 2018. The Company’s Operating Expense Ratio improved from 47.1% for the nine months ended September 30, 2017 to 46.0% for the nine months ended September 30, 2018. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 67% from $2,830,314 for the three months ended September 30, 2017 to $4,719,036 for the three months ended September 30, 2018. Sales of manufactured homes increased 34% from $8,272,395 for the nine months ended September 30, 2017 to $11,105,302 for the nine months ended September 30, 2018. The Company has seen a 21% increase in the number of homes sold from 169 homes sold for the nine months ended September 30, 2017 to 204 homes sold for the nine months ended September 30, 2018. Cost of sales of manufactured homes amounted to $3,512,705 and $2,215,767 for the three months ended September 30, 2018 and 2017, respectively. Cost of sales of manufactured homes amounted to $8,406,701 and $6,465,665 for the nine months ended September 30, 2018 and 2017, respectively. The gross profit percentage was 26% and 22% for the three months ended September 30, 2018 and 2017, respectively. The gross profit percentage was 24% and 22% for the nine months ended September 30, 2018 and 2017, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1,024,188 and $836,939 for the three months ended September 30, 2018 and 2017, respectively. Selling expenses amounted to $2,913,504 and $2,461,780 for the nine months ended September 30, 2018 and 2017, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $69,963 or 1% of total sales and $319,996 or 11% of total sales for the three months ended September 30, 2018 and 2017, respectively. Loss from the sales operations amounted to $650,924 or 6% of total sales and $1,046,985 or 13% of total sales for the nine months ended September 30, 2018 and 2017, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

The U.S. homeownership rate was 64.4% in the third quarter of 2018, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market has strengthened, and conventional home prices continue their rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses increased 9% from $2,354,054 for the three months ended September 30, 2017 to $2,559,023 for the three months ended September 30, 2018. General and Administrative Expenses increased 14% from $7,190,665 for the nine months ended September 30, 2017 to $8,200,261 for the nine months ended September 30, 2018. These increases were primarily due to an increase in personnel and personnel costs. Additionally, for the nine months ended September 30, 2018, there was a one-time payroll expenditure of $525,000 for two employees. General and Administrative expenses without this one-time payroll expenditure as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) was 6.9% and 7.3% for the three and nine months ended September 30, 2018, respectively, compared to 7.5% and 7.8% for the three and nine months ended September 30, 2017, respectively. Personnel costs also increased due to an increase in our stock price which increased the fair value of stock options granted. The weighted-average fair value of options granted increased from $1.81 per share for the nine months ended September 30, 2017 to $2.06 for the nine months ended September 30, 2018. Additionally, for the nine months ended September 30, 2018, the entire compensation cost of $204,000 for an employee of retirement age was recognized at the time of grant.

Depreciation Expense increased 15% from $6,980,113 for the three months ended September 30, 2017 to $8,051,627 for the three months ended September 30, 2018. Depreciation Expense increased 16% from $20,260,556 for the nine months ended September 30, 2017 to $23,410,519 for the nine months ended September 30, 2018. This increase was primarily due to the acquisitions and the increase in rental homes during 2017 and 2018.

Interest Income increased 10% from $510,358 for the three months ended September 30, 2017 to $563,549 for the three months ended September 30, 2018. Interest Income increased 6% from $1,479,495 for the nine months ended September 30, 2017 to $1,569,955 for the nine months ended September 30, 2018. These increases were primarily due to an increase in the average balance of notes receivable. The average balance at September 30, 2018 and 2017 was approximately $25.3 million and $20.7 million, respectively.

Dividend Income increased 31% from $2,068,198 for the three months ended September 30, 2017 to $2,704,255 for the three months ended September 30, 2018. Dividend Income increased 33% from $5,715,038 for the nine months ended September 30, 2017 to $7,603,575 for the nine months ended September 30, 2018. These increases were primarily due to the increase in the average balance of marketable securities from $120.5 million at September 30, 2017 to $131.9 million at September 30, 2018. Dividends received from our marketable securities investments were at a weighted average yield of approximately 8.2% and 7.1% at September 30, 2018 and 2017, respectively, and continue to meet our expectations. It is the Company’s intent to hold these marketable securities long-term.

Other Investment Income (Loss), net decreased from income of $466,521 for the three months ended September 30, 2017 to a loss of $10,487,430 for the three months ended September 30, 2018. Other Investment Income (Loss), net decreased from income of $1,518,289 for the nine months ended September 30, 2017 to a loss of $19,742,472 for the nine months ended September 30, 2018. These changes were primarily due to the change in fair value of the marketable securities portfolio. On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning retained earnings of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As of September 30, 2018, the Company had total net unrealized losses of $8,242,997 in its REIT securities portfolio. The total change in fair value of marketable securities for the three months ended September 30, 2018 was a decrease of $10,487,430. The total change in fair value of marketable securities for the nine months ended September 30, 2018 was a decrease of $19,762,579.

Interest Expense, including Amortization of Financing Costs, increased 10% from $3,871,046 for the three months ended September 30, 2017 to $4,247,855 for the three months ended September 30, 2018. The balance of financing on our inventory increased from $625,000 at September 30, 2017 to $15.8 million at September 30, 2018. The interest rate on this financing is approximately 7%. Interest Expense remained relatively stable for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The weighted average interest rate on our mortgages payable decreased from 4.3% at September 30, 2017 to 4.2% at September 30, 2018, not including the effect of unamortized debt issuance costs.

Changes in Financial Condition

Total Investment Property and Equipment increased 8% or $60,447,877 during the nine months ended September 30, 2018. The Company purchased three communities and added 608 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio increased 30 basis points and was 93.3% at September 30, 2018 as compared to 93.0% at December 31, 2017.

Marketable Securities decreased 2% or $2,032,432 during the nine months ended September 30, 2018. This decrease was due to a net decrease in the fair value of $19,762,579 and sales with a cost basis of $248,568, offset by purchases of $17,978,715.

Mortgages Payable, net of unamortized debt issuance costs, increased 3% or $8,524,323 during the nine months ended September 30, 2018. The increase was primarily due to a new mortgage of $13,442,000 and amortization expense of $407,800, partially offset by principal payments of $5,094,625 and cost of the new mortgage of $230,852.

Loans Payable, net of unamortized debt issuance costs, increased 3% or $2,326,635 during the nine months ended September 30, 2018. This increase was primarily due to an increase of $13.6 million on our revolving credit facilities for the purchase of inventory and other loans payable, partially offset by a decrease of $11.3 million on our margin loan.

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

The Company continues to strengthen its capital and liquidity positions. On January 22, 2018, the Company issued 2,000,000 shares of its new 6.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 2,000,000 shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $48.2 million and is using and plans to use the net proceeds of the offering for general corporate purposes, which may include the purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

The Company also raised $24,217,210 from the issuance of common stock in the DRIP during the nine months ended September 30, 2018, which included Dividend Reinvestments of $2,925,207. Dividends paid on the common stock for the nine months ended September 30, 2018 were $19,786,349, of which $2,925,207 were reinvested. Dividends paid on the Series B Preferred shares, the Series C Preferred shares and the Series D Preferred shares for the nine months ended September 30, 2018 totaled $14,927,062.

Net Cash provided by Operating Activities amounted to $24,727,484 and $29,183,016 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company had Cash and Cash Equivalents of $8.9 million, Marketable Securities of $130.9 million, encumbered by $25.8 million in margin loans, $6.0 million available on its revolving line of credit for the financing of home sales, approximately $12.7 million available on its revolving credit facilities for the financing of inventory purchases, and $15 million available on its unsecured revolving credit facility, with an additional $75 million potentially available pursuant to an accordion feature.

The Company owns 115 communities, of which 70 are unencumbered. These marketable securities, non-mortgaged properties, and lines of credit provide the Company with additional liquidity. The Company has been raising capital through its DRIP and through public offerings and registered direct placements of its preferred stock.

As of September 30, 2018, the Company had total assets of $868,504,952 and total liabilities of $415,391,383. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of September 30, 2018 was approximately 31% and the Company’s net debt, less securities to total market capitalization as of September 30, 2018 was approximately 20%. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Cautionary Statement Regarding Forward-Looking Statements

Statements contained in this Form 10-Q, that are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	November 1, 2018	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 1, 2018	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

