Form 10-K
period 2018-12-31
UMH PROPERTIES, INC.
filed 2019-03-07
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2018 was $566,368,474. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2018 was $521,546,735.

The number of shares outstanding of issuer’s common stock as of February 28, 2019 was 38,778,069 shares.

Documents Incorporated by Reference:

-Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2019 annual meeting of stockholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2018.

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

As of December 31, 2018, the Company owns and operates 118 manufactured home communities containing approximately 21,500 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

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

In connection with the operation of its communities, UMH also leases homes to prospective tenants. As of December 31, 2018, UMH owned a total of 6,500 rental homes, representing approximately 30% of its developed homesites. These rental homes are owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income from both the home and the site which might otherwise be non-income producing. The Company sells the rental homes when the opportunity arises.

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

Investment and Other Policies

The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the United States, but the Company has concentrated on the Northeast and Midwest. Since 2010, we have tripled the size of our property portfolio from 28 communities with approximately 6,800 developed homesites to 118 communities with over 21,500 developed homesites. We are focused on acquiring communities with significant upside potential and leveraging our expertise to build long-term capital appreciation.

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

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. No shares were repurchased or reacquired during 2018 and, as of December 31, 2018, the Company does not own any of its own shares.

The Company also owns a portfolio of marketable REIT securities, which the Company generally limits to no more than approximately 15% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). These liquid real estate holdings provide diversification, additional liquidity and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company, from time to time, may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. As of December 31, 2018, the Company had borrowings of $31,975,086 under its margin line at 2.75% interest. The REIT securities portfolio is subject to risk arising from adverse changes in market rates and prices, primarily interest rate risk and market price risk relating to equity securities. From time to time, the Company may use derivative instruments to mitigate interest rate risk; however, this has not occurred during any periods presented. At December 31, 2018 and 2017, the Company had $99,595,736 and $132,964,276, respectively, of marketable securities. Included in these securities are Preferred Stock of $3,399,558 and $5,377,522 at December 31, 2018 and 2017, respectively. The realized net gain on marketable securities for the year ended December 31, 2018 and 2017 amounted to $20,107 and $1,747,528, respectively. The unrealized net gain (loss) on marketable securities at December 31, 2018 and 2017 amounted to $(40,155,814) and $11,519,582, respectively.

Regulations, Insurance and Property Maintenance and Improvement

Manufactured home communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, and regulations relating to operating water and wastewater treatment facilities at several of our communities. We believe that each community has all material operating permits and approvals.

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

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2019 will be approximately $16 million.

Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2018:

Name	Age	Position

Eugene W. Landy	85	Chairman of the Board of Directors and Founder
Samuel A. Landy	58	President and Chief Executive Officer
Anna T. Chew	60	Vice President, Chief Financial and Accounting Officer and Treasurer
Craig Koster	43	General Counsel and Secretary
Brett Taft	29	Vice President

Number of Employees

As of February 28, 2019, the Company had approximately 380 employees, including Officers. During the year, the Company hires approximately 50 part-time and full-time temporary employees as grounds keepers, lifeguards, and for emergency repairs.

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

Of the 118 manufactured home communities we currently operate, forty-five have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies. Currently, we are not subject to radon or asbestos monitoring requirements.

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

We may be adversely affected by changes in the London Inter-bank Offered Rate (“LIBOR”) or the method in which LIBOR is determined. A portion of our debt bears interest at variable rates based on LIBOR for deposits of U.S. dollars. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

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

Risks Related to our Status as a REIT

If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT. To qualify as a REIT, we must, among other things, satisfy two gross income tests, under which specified percentages of our gross income must be certain types of passive income, such as rent. For the rent paid pursuant to our leases to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We believe that our leases will be respected as true leases for federal income tax purposes. However, there can be no assurance that the Internal Revenue Service (“IRS”) will agree with this view. If the leases are not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs, and we could lose our REIT status.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to federal income tax at regular corporate rates and possibly increased state and local taxes. In addition, we might be barred from qualification as a REIT for the four years following the year of disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions to non-corporate shareholders would be subject to a top federal income tax rate of 20% (and potentially a Medicare tax of 3.8%), provided applicable requirements of the Code are satisfied. Furthermore, corporate shareholders may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code. Additionally, if we fail to qualify as a REIT, non-corporate stockholders would no longer be able to deduct up to 20% of our dividends (other than capital gain dividends and dividends treated as qualified dividend income), as would otherwise generally be permitted for taxable years beginning after December 31, 2017 and before January 1, 2026.

To qualify as a REIT, we must comply with certain highly technical and complex requirements. We cannot be certain we have complied, and will always be able to comply, with the requirements to qualify as a REIT because there are few judicial and administrative interpretations of these provisions. In addition, facts and circumstances that may be beyond our control may affect our ability to continue to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the Federal income tax consequences of qualification. We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. However, we cannot assure you that we are so qualified or will remain so qualified.

There is a risk of changes in the tax law applicable to REITs. Because the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Numerous changes to the U.S. federal income tax laws are proposed on a regular basis. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain proposed changes could have an adverse impact on our business and financial results. Importantly, legislation has been proposed in several states specifically taxing REITs. If such legislation were to be enacted, our income from such states would be adversely impacted.

The act popularly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. Changes made by the Tax Act that could affect us and our shareholders include:

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

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the United States Treasury Department and the IRS, any of which could lessen or increase certain adverse impacts of the Tax Act. Some technical corrections, proposed regulations and final regulations have already been promulgated, some of which specifically address REITs. It is unclear how these U.S. federal income tax changes will affect state and local taxation in various states and localities, which often use federal taxable income as a starting point for computing state and local tax liabilities.

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

We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations. We rely extensively on information technology to process transactions and manage our business. In the ordinary course of our business, we collect and store sensitive data, including our business information and that of our tenants, clients, vendors and employees on our network. This data is hosted on internal, as well as external, computer systems. Our external systems are hosted by third-party service providers that may have access to such information in connection with providing necessary information technology and security and other business services to us. This information may include personally identifiable information such as social security numbers, banking information and credit card information. We employ a number of measures to prevent, detect and mitigate potential breaches or disclosure of this confidential information. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches. While we continue to improve our cybersecurity and take measures to protect our business, we and our third-party service providers may be vulnerable to attacks by hackers (including through malware, ransomware, computer viruses, and email phishing schemes) or breached due to employee error, malfeasance, fire, flood or other physical event, or other disruptions. Any such breach or disruption could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. Such an incident could result in potential liability, damage our reputation, cause a loss of confidence and disrupt and affect our business operations and result in lawsuits against us.

We face risks relating to expanding use of social media mediums. The use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us or our properties on any social networking website could damage our, or our properties’ reputations. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media may present us with new challenges and risks. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of negative publicity that could be generated by negative posts and comments.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. As of December 31, 2018, the Company owns 118 manufactured home communities containing approximately 21,500 developed sites. The rents collectible from the land ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. There is a long-term trend toward larger manufactured homes. Manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2018.

	Number of	Occupancy	Occupancy			Approximate
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/18	at 12/31/17	Developed	Acreage	Site at 12/31/18

Allentown	434	89%	90%	76	-0-	$477
4912 Raleigh-Millington Road
Memphis, TN 38128

Arbor Estates	230	93%	94%	31	-0-	$690
1081 North Easton Road
Doylestown, PA 18902

Auburn Estates	42	90%	100%	13	-0-	$402
919 Hostetler Road
Orrville, OH 44667

Birchwood Farms	143	90%	83%	28	-0-	$440
8057 Birchwood Drive
Birch Run, MI 48415

Boardwalk	195	97%	95%	45	-0-	$367
2105 Osolo Road
Elkhart, IN 46514

Broadmore Estates	390	91%	89%	93	19	$442
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	79%	81%	37	2	$435
107 Skyline Drive
Berwick, PA 18603

Brookview Village	140	91%	90%	52	22	$516
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Camelot Village	95	78%	N/A	32	50	$311
2700 West 38th Street
Anderson, IN 46013

Candlewick Court	211	61%	67%	40	-0-	$456
1800 Candlewick Drive
Owosso, MI 48867

	Number of	Occupancy	Occupancy			Approximate
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/18	at 12/31/17	Developed	Acreage	Site at 12/31/18

Carsons	131	71%	75%	14	4	$394
649 North Franklin St. Lot 116
Chambersburg, PA 17201

Catalina	463	54%	54%	75	26	$412
6501 Germantown Road
Middletown, OH 45042

Cedarcrest Village	283	96%	96%	71	30	$599
1976 North East Avenue
Vineland, NJ 08360

Chambersburg I & II	99	75%	77%	11	-0-	$391
5368 Philadelphia Ave Lot 34
Chambersburg, PA 17201

Chelsea	84	98%	93%	12	-0-	$452
459 Chelsea Lane
Sayre, PA 18840

Cinnamon Woods	58	98%	92%	10	67	$495
70 Curry Avenue
Conowingo, MD 21918

City View	57	93%	93%	20	2	$323
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	99%	98%	23	1	$405
60 N State Route 101
Tiffin, OH 44883

Collingwood	102	88%	86%	20	-0-	$448
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	159	75%	78%	31	1	$321
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	160	83%	76%	36	28	$340
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	143	92%	90%	27	-0-	$336
6605 State Route 5
Ravenna, OH 44266

Countryside Village	349	97%	95%	89	63	$372
200 Early Road
Columbia, TN 38401

Cranberry Village	187	94%	94%	36	-0-	$593
100 Treesdale Drive
Cranberry Township, PA 16066

	Number of	Occupancy	Occupancy			Approximate
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/18	at 12/31/17	Developed	Acreage	Site at 12/31/18

Crestview	98	82%	75%	19	-0-	$415
Wolcott Hollow Rd & Route 220
Athens, PA 18810

Cross Keys Village	132	83%	84%	21	2	$445
259 Brown Swiss Circle
Duncansville, PA 16635

Crossroads Village	34	71%	61%	9	-0-	$370
549 Chicory Lane
Mount Pleasant, PA 15666

Dallas Mobile Home Community	145	77%	79%	21	-0-	$261
1104 N 4th Street
Toronto, OH 43964

Deer Meadows	98	91%	90%	22	8	$314
1291 Springfield Road
New Springfield, OH 44443

D & R Village	235	91%	90%	44	-0-	$584
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	55	100%	96%	10	3	$344
425 Medina Street
Lodi, OH 44254

Evergreen Manor	68	75%	75%	7	-0-	$340
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	98%	94%	10	4	$359
9249 State Route 44
Mantua, OH 44255

Fairview Manor	317	95%	95%	66	132	$643
2110 Mays Landing Road
Millville, NJ 08332

Forest Creek	167	98%	98%	37	-0-	$469
855 E. Mishawaka Road
Elkhart, IN 46517

Forest Park Village	246	91%	85%	79	-0-	$526
102 Holly Drive
Cranberry Township, PA 16066

Fox Chapel Village	121	66%	72%	23	2	$352
7 Greene Drive
Cheswick, PA 15024

Frieden Manor	193	87%	91%	42	22	$466
102 Frieden Manor
Schuylkill Haven, PA 17972

	Number of	Occupancy	Occupancy			Approximate
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/18	at 12/31/17	Developed	Acreage	Site at 12/31/18

Green Acres	24	100%	100%	6	-0-	$415
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	77%	82%	9	-0-	$628
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	100%	99%	19	-0-	$381
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	407	70%	68%	79	-0-	$438
109 Main Street
Inkerman, PA 18640

High View Acres	156	80%	79%	43	-0-	$369
399 Blue Jay Lane
Apollo, PA 15613

Highland	246	94%	90%	42	-0-	$382
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	318	97%	97%	98	65	$569
60 Old Route 22
Kutztown, PA 19530

Hillcrest Crossing	198	55%	49%	60	16	$312
100 Lorraine Drive
Lower Burrell, PA 15068

Hillcrest Estates	222	77%	66%	46	45	$425
14200 Industrial Parkway
Marysville, OH 43040

Hillside Estates	90	80%	83%	29	20	$344
Snyder Avenue
Greensburg, PA 15601

Holiday Village	266	98%	95%	36	29	$510
201 Grizzard Avenue
Nashville, TN 37207

Holiday Village	326	76%	79%	53	2	$456
1350 Co Road 3
Elkhart, IN 46514

Holly Acres Estates	153	90%	90%	30	9	$371
7240 Holly Dale Drive
Erie, PA 16509

Hudson Estates	159	95%	88%	19	-0-	$299
100 Keenan Road
Peninsula, OH 44264

	Number of	Occupancy	Occupancy			Approximate
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/18	at 12/31/17	Developed	Acreage	Site at 12/31/18

Huntingdon Pointe	67	91%	94%	42	7	$285
240 Tee Drive
Tarrs, PA 15688

Independence Park	92	91%	93%	36	15	$372
355 Route 30
Clinton, PA 15026

Kinnebrook	249	96%	95%	66	8	$584
351 State Route 17B
Monticello, NY 12701

Lake Sherman Village	237	91%	94%	54	43	$436
7227 Beth Avenue, SW
Navarre, OH 44662

Lakeview Meadows	81	86%	65%	21	32	$349
11900 Duff Road, Lot 58
Lakeview, OH 43331

Laurel Woods	207	79%	78%	43	-0-	$395
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	62	79%	89%	13	-0-	$332
11563 Back Massillon Road
Orrville, OH 44667

Maple Manor	316	78%	77%	71	-0-	$390
18 Williams Street
Taylor, PA 18517

Marysville Estates	305	55%	49%	58	-0-	$383
548 North Main Street
Marysville, OH 43040

Meadowood	122	91%	89%	20	-0-	$397
9555 Struthers Road
New Middletown, OH 44442

Meadows	335	61%	52%	61	-0-	$389
11 Meadows
Nappanee, IN 46550

Meadows of Perrysburg	191	87%	N/A	39	16	$403
27484 Oregon Road
Perrysburg, OH 43551

Melrose Village	293	90%	91%	71	-0-	$343
4400 Melrose Drive, Lot 301
Wooster, OH 44691

Melrose West	29	97%	97%	27	3	$376
4455 Cleveland Road
Wooster, OH 44691

	Number of	Occupancy	Occupancy			Approximate
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/18	at 12/31/17	Developed	Acreage	Site at 12/31/18

Memphis Blues (1)	39	100%	17%	22	-0-	$411
1401 Memphis Blues Avenue
Memphis, TN 38127

Monroe Valley	44	86%	98%	11	-0-	$500
15 Old State Road
Jonestown, PA 17038

Moosic Heights	151	92%	87%	35	-0-	$412
118 1st Street
Avoca, PA 18641

Mount Pleasant Village	115	93%	95%	19	-0-	$317
549 Chicory Lane
Mount Pleasant, PA 15666

Mountaintop	39	95%	97%	11	2	$580
Mountain Top Lane
Narvon, PA 17555

Mountain View (2)	-0-	N/A	N/A	-0-	220	$-0-
Van Dyke Street
Coxsackie, NY 12501

Oak Ridge Estates	205	99%	98%	40	-0-	$462
1201 Country Road 15 (Apt B)
Elkhart, IN 46514

Oakwood Lake Village	79	73%	82%	40	-0-	$438
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	125	93%	92%	15	-0-	$402
26875 Bagley Road
Olmsted Township, OH 44138

Oxford Village	224	99%	97%	59	2	$666
2 Dolinger Drive
West Grove, PA 19390

Parke Place	364	95%	84%	79	30	$371
2331 Osolo Road
Elkhart, IN 46514

Perrysburg Estates	133	67%	N/A	24	9	$369
23720 Lime City Road
Perrysburg, OH 43551

Pikewood Manor	488	66%	N/A	86	31	$458
1780 Lorain Boulevard
Elylria, OH 44035

Pine Ridge Village/Pine Manor	194	83%	95%	50	30	$513
100 Oriole Drive
Carlisle, PA 17013

	Number of	Occupancy	Occupancy			Approximate
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/18	at 12/31/17	Developed	Acreage	Site at 12/31/18

Pine Valley Estates	212	67%	68%	38	-0-	$376
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	71%	74%	21	9	$382
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	473	55%	59%	101	-0-	$458
485 Patterson Lane
Belle Vernon, PA 15012

Redbud Estates	579	90%	N/A	128	20	$274
1800 West 38th Street
Anderson, IN 46013

River Valley Estates	232	75%	75%	60	-0-	$375
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	90	96%	91%	31	1	$369
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	66	80%	92%	17	66	$432
1198 Rostraver Road
Belle Vernon, PA 15012

Sandy Valley Estates	364	70%	67%	102	10	$400
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	212	87%	93%	25	-0-	$484
1508 Dickerson Pike #L1
Nashville, TN 37207

Somerset Estates/Whispering Pines	249	78%	78%	74	24	$372/$441
1873 Husband Road
Somerset, PA 15501

Southern Terrace	118	100%	99%	26	4	$340
1229 State Route 164
Columbiana, OH 44408

Southwind Village (3)	250	97%	98%	36	-0-	$569
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	148	89%	85%	37	24	$396
7140-29 Selby Road
Athens, OH 45701

Springfield Meadows	124	90%	82%	43	77	$348
4100 Troy Road
Springfield, OH 45502

	Number of	Occupancy	Occupancy			Approximate
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/18	at 12/31/17	Developed	Acreage	Site at 12/31/18

Suburban Estates	200	91%	92%	36	-0-	$413
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	93%	93%	25	1	$346
3305 Summit Road
Ravenna, OH 44266

Summit Village	82	74%	N/A	25	33	$235
246 North 500 East
Marion, IN 46952

Sunny Acres	207	93%	92%	55	3	$384
272 Nicole Lane
Somerset, PA 15501

Sunnyside	64	88%	83%	8	-0-	$660
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	129	93%	94%	32	-0-	$526
122 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	96%	96%	21	-0-	$487
27216 Cook Road Lot 1-A
Olmsted Township, OH 44138

Twin Pines	241	83%	83%	48	2	$431
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	74	84%	85%	13	16	$354
229 Fieldstone Lane
Ruffs Dale, PA 15679

Valley Hills	271	92%	94%	66	67	$341
4364 Sandy Lake Road
Ravenna, OH 44266

Valley Stream	143	73%	66%	37	6	$331
60 Valley Stream
Mountaintop, PA 18707

Valley View I	104	97%	91%	19	-0-	$503
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	43	100%	100%	7	-0-	$525
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Honey Brook	147	89%	88%	28	13	$615
1 Mark Lane
Honey Brook, PA 19344

	Number of	Occupancy	Occupancy				Approximate
	Developed	Percentage	Percentage		Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/18	at 12/31/17		Developed	Acreage	Site at 12/31/18

Voyager Estates	259	61%	58%		72	20	$358
1002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	198	77%	80%		35	-0-	$565
3450 Howard Road Lot 21
Hamburg, NY 14075

Wayside	84	77%	75%		16	5	$300
1000 Garfield Avenue
Bellefontaine, OH 43331

Weatherly Estates	270	97%	96%		41	-0-	$474
271 Weatherly Drive
Lebanon, TN 37087

Wellington Estates	206	53%	56%		46	1	$289
58 Tanner Street
Export, PA 15632

Woodland Manor	148	63%	58%		77	-0-	$374
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village (3)	156	92%	92%		14	-0-	$673
265 Route 35
Eatontown, NJ 07724

Woods Edge	597	52%	54%		151	50	$382
1670 East 650 North
West Lafayette, IN 47906

Wood Valley	160	56%	55%		31	56	$325
2 West Street
Caledonia, OH 43314

Worthington Arms	224	84%	83%		36	-0-	$546
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	89	64%	61%		14	59	$350
999 Balmer Road
Youngstown, NY 14174

Total	21,510	82.0%	81.4	%(4)	4,706	1,689	$435	(5)

(1)	Community was closed due to an unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community.
(2)	We are currently seeking site plan approvals for approximately 220 sites for this property.
(3)	Community subject to local rent control laws.
(4)	Does not include sites at Memphis Blues.
(5)	Weighted average monthly rent per site.

The Company also has approximately 2,100 additional sites at its properties in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates manufactured home properties with an approximate cost of $881,456,000. These properties consist of 118 separate manufactured home communities and related improvements. No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Woods Edge with 597 developed sites, Redbud Estates with 579 developed sites, Pikewood Manor with 488 developed sites, Port Royal Village with 473 developed sites, and Catalina with 463 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from the years 2019 to 2028, with a weighted average term of 6.3 years. Interest on these mortgages are at fixed rates ranging from 3.71% to 6.5%. The weighted average interest rate on our mortgages, not including the effect of unamortized debt issuance costs, was approximately 4.3% and 4.2% at December 31, 2018 and 2017, respectively. The aggregate balances of these mortgages, net of unamortized debt issuance costs, total $331,093,063 and $304,895,117 at December 31, 2018 and 2017, respectively. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

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

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common and preferred shares are traded on the New York Stock Exchange (“NYSE”), under the symbol “UMH” , “UMHPRB”, “UMHPRC” and “UMHPRD”.

Shareholder Information

As of February 28, 2019, there were approximately 1,002 registered shareholders of the Company’s common stock based on the number of record owners.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 15, 2019, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $25,000,000 in the aggregate of the Company’s common stock. The Repurchase Program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the Repurchase Program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. There have been no purchases under the Repurchase Program to date.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 13, 2013, the shareholders approved and ratified the Company’s 2013 Stock Option and Stock Award Plan (the “2013 Plan”) authorizing the grant to officers and key employees of options to purchase up to 3,000,000 shares of common stock. The 2013 Plan replaced the Company’s 2003 Stock Option and Award Plan, as amended, which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired. See Note 6 of the Notes to the Consolidated Financial Statements for a description of the plans. On June 14, 2018, the shareholders approved and ratified an amendment and restatement (and renaming) of the Company’s Amended and Restated 2013 Incentive Award Plan (formerly 2013 Stock Option and Stock Award Plan). The amendment and restatement made two substantive changes: (1) provide an additional 2,000,000 common shares for future grant of option awards, restricted stock awards, or other stock-based awards; and (2) allow for the issuance of other stock-based awards. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Matters for a table of beneficial ownership of the Company’s common stock.

The following table summarizes information, as of December 31, 2018, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	2,252,600	$12.09	1,961,500
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A
Total	2,252,600	$12.09	1,961,500

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five years to the FTSE NAREIT All REITs Index published by the National Association of Real Estate Investment Trusts (“NAREIT”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on December 31, 2013 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2018. The historical financial data has been derived from our historical financial statements. This following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

	2018	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Operating Data:

Rental and Related Income	$113,832,660	$101,801,425	$90,679,557	$74,762,548	$63,886,010
Sales of Manufactured Homes	15,754,033	10,846,494	8,534,272	6,754,123	7,545,923
Total Income	129,586,693	112,647,919	99,213,829	81,516,671	71,431,933
Community Operating Expenses	52,948,510	47,846,565	42,638,333	37,049,462	33,592,327
Community NOI (2)	60,884,150	53,954,860	48,041,224	37,713,086	30,293,683
Total Expenses	111,009,550	96,616,337	83,255,514	72,076,546	64,521,158
Interest Income	2,254,690	2,006,880	1,584,585	1,819,567	2,098,974
Dividend Income	10,367,155	8,134,898	6,636,126	4,399,181	4,065,986
Gain on Sales of Marketable Securities, net	20,107	1,747,528	2,285,301	204,230	1,542,589
Decrease in Fair Value of Marketable Securities(3)	(51,675,396)	-0-	-0-	-0-	-0-
Interest Expense	16,038,585	15,876,972	15,432,364	14,074,446	10,716,722
Net Income (Loss)	(36,215,571)	12,668,034	11,534,559	2,144,205	4,237,803
Net Loss Attributable to Common Shareholders	(56,531,515)	(7,679,265)	(2,568,873)	(6,122,993)	(3,318,785)
Net Loss Attributable to Common Shareholders Per Share
Basic and Diluted	(1.53)	(0.24)	(0.10)	(0.24)	(0.15)

Cash Flow Data:

Net Cash Provided (Used) by:
Operating Activities	$40,175,186	$40,857,424	$29,203,209	$29,646,963	$24,749,768
Investing Activities	(137,603,160)	(152,919,761)	(77,567,390)	(148,674,626)	(56,033,767)
Financing Activities	82,314,136	130,604,097	45,894,673	121,419,519	32,174,955

Balance Sheet Data:

Total Investment Property	$881,456,088	$764,438,633	$640,216,767	$577,709,074	$448,164,459
Total Assets	878,985,924	823,881,326	680,444,818	600,317,390	476,040,197
Mortgages Payable, net of unamortized debt issuance costs	331,093,063	304,895,117	293,025,592	283,049,802	180,752,425
Loans Payable, net of unamortized debt issuance costs	107,985,353	84,704,487	58,285,385	57,862,206	77,128,880
Series A 8.25% Cumulative Redeemable Preferred Stock	-0-	-0-	91,595,000	91,595,000	91,595,000
Series B 8.0% Cumulative Redeemable Preferred Stock	95,030,000	95,030,000	95,030,000	45,030,000	-0-
Series C 6.75% Cumulative Redeemable Preferred Stock	143,750,000	143,750,000	-0-	-0-	-0-
Series D 6.375% Cumulative Redeemable Preferred Stock	50,000,000	-0-	-0-	-0-	-0-
Total Shareholders’ Equity	424,698,040	421,215,464	317,031,967	246,238,425	208,827,105

Other Information:

Average Number of Shares Outstanding
Basic and Diluted	36,871,322	32,675,650	27,808,895	25,932,626	22,496,103
Funds from Operations (2)	$(24,709,177)	$19,959,411	$20,647,390	$12,834,786	$11,837,322
Core Funds from Operations (2)	$26,966,219	$23,461,898	$20,731,742	$14,267,036	$12,320,844
Normalized Funds from Operations (2)	$27,471,112	$21,714,370	$18,446,441	$14,187,806	$10,778,255
Cash Dividends Per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72

(1)	Financial information has been revised to reflect certain reclassifications in prior periods to conform to the current period presentation.
(2)	Refer to Item 7, Supplemental Measures, contained in this Form 10-K for information regarding the presentation of community NOI, and for the presentation and reconciliation of funds from operations, core funds from operations and normalized funds from operations to net loss attributable to common shareholders.
(3)	Represents change in unrealized gain (loss) in marketable securities which is included in the Consolidated Statements of Income (Loss) in accordance with ASU 2016-01.

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

2018 Accomplishments

During 2018, UMH has made substantial progress on multiple fronts – generating solid operating results, achieving strong growth and improving our financial position. We have:

●	Generated a 12% increase in Normalized FFO per share;
●	Increased Rental and Related Income by 12%;
●	Increased Community Net Operating Income (“NOI”) by 13%;
●	Improved our Operating Expense ratio by 50 basis points to 46.5%;
●	Increased Same Property NOI by 7%;
●	Increased Same Property Occupancy by 40 basis points from 82.6% to 83.0%;
●	Increased home sales by 45%;
●	Acquired 6 communities containing approximately 1,600 homesites for a total cost of $59.1 million, bringing our total property portfolio to 118 manufactured home communities with approximately 21,500 developed homesites;
●	Increased our rental home portfolio by 905 homes to approximately 6,500 total rental homes, representing an increase of 16%;
●	Expanded and extended our existing unsecured revolving credit facility, increasing the available borrowings and reducing interest costs.
●	Issued 2,000,000 shares of a new 6.375% Series D Cumulative Redeemable Preferred Stock, for net proceeds after deducting the underwriting discount and other estimated offering expenses, of approximately $48 million; and
●	Raised $35.1 million through our Dividend Reinvestment and Stock Purchase Plan.

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

Our communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions. During the year ended December 31, 2018, we purchased six manufactured home communities, for an aggregate purchase price of $59,093,000. These acquisitions added approximately 1,600 developed homesites to our portfolio, bringing our total to 118 communities containing approximately 21,500 developed homesites.

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

Occupancy in our properties, as well as our ability to increase rental rates, directly affects revenues. In 2018, total income increased 15.0% from the prior year and Community NOI (as defined below) increased 12.8% from the prior year, primarily due to the acquisition and rental programs in 2017 and 2018. Overall occupancy increased from 81.4% at December 31, 2017 to 82.0% at December 31, 2018. Same property occupancy, which includes communities owned and operated as of January 1, 2017, increased from 82.6% at December 31, 2017 to 83.0% at December 31, 2018. Overall occupancy includes communities acquired in 2018 at a weighted average occupancy of 80%.

Sales of manufactured homes performed exceptionally well during 2018, increasing by 45% year-over-year. Demand for housing remains healthy, due to improvements in the economy, sustained wage and job growth and still favorable interest rates. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As household formation strengthens and for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. The inability to satisfy down payment requirements, more stringent credit terms, and steadily increasing home prices continue to create hurdles for would-be homebuyers. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see increased demand for rental homes. During 2018, our portfolio of rental homes increased by 905 homes. Occupied rental homes represent approximately 34.1% of total occupied sites. Occupancy in rental homes continues to be strong and is at 92.3% as of December 31, 2018. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

The Company holds a portfolio of marketable securities of other REITs with a fair value of $99,595,736 at December 31, 2018, representing 9.3% of our undepreciated assets (total assets excluding accumulated depreciation). The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional diversification, liquidity and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2018, the Company’s portfolio consisted of 3% REIT preferred stocks and 97% REIT common stocks.

The Company invests in these REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. As of December 31, 2018, the Company has borrowings of $31,975,086 under its margin line at 2.75% interest. The Company’s weighted average yield on the securities portfolio was approximately 7.3% at December 31, 2018. The Company realized a net gain of $20,107 on sale of securities in 2018 as compared to a net gain of $1,747,528 during 2017. At December 31, 2018, the Company had unrealized losses of $(40,155,814) in its REIT securities portfolio. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities for investment on a long-term basis.

The Company continues to strengthen its balance sheet. During 2018, the Company raised approximately $35.1 million in new capital through the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Company also reduced its cost of capital in 2018 by issuing 2,000,000 shares of a new 6.375% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) for net proceeds of $48.2 million.

At December 31, 2018, the Company had approximately $7.4 million in cash and cash equivalents and $25 million available on our credit facility, with an additional $50 million potentially available pursuant to an accordion feature. We also had $18.6 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory. In addition, we held approximately $99.6 million in marketable REIT securities encumbered by $32.0 million in margin loans. In general, the Company may borrow up to 50% of the value of the marketable securities.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then making physical improvements, including adding rental homes onto otherwise vacant sites. In 2017 and 2018, we have added a total of seventeen manufactured home communities to our portfolio, encompassing approximately 3,600 developed sites. These manufactured home communities were acquired with an average occupancy rate of 71%. The Company will utilize the rental home program to increase occupancy rates and improve operating results at these communities. There is no guarantee that any additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company’s lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Acquisitions in 2018

Redbud Estates and Camelot Village	May 30, 2018	IN	669	$20,500,000	231	91%
Summit Village	August 31, 2018	IN	134	3,500,000	58	60%
Pikewood Manor	November 30, 2018	OH	488	23,000,000	117	67%
Perrysburg Estates and Meadows of Perrysburg	December 19, 2018	OH	324	12,093,000	88	79%

Total 2018			1,615	$59,093,000	449	79%

Acquisitions in 2017

Hillcrest Estates and Marysville Estates	January 20, 2017	OH	532	$9,588,000	149	57%
Boardwalk and Parke Place	January 20, 2017	IN	559	24,437,000	155	77%
Hillcrest Crossing	January 24, 2017	PA	200	2,485,000	78	40%
Cinnamon Woods	May 31, 2017	MD	63	4,000,000	79	92%
Pennsylvania 5 Community Portfolio	December 22, 2017	PA	643	22,780,000	141	72%

Total 2017			1,997	$63,290,000	602	67%

Supplemental Measures

In addition to the results reported in accordance with GAAP, management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies, and include Community Net Operating Income (“Community NOI”), Funds from Operations Attributable to Common Shareholders (“FFO”), Core Funds from Operations Attributable to Common Shareholders (“Core FFO”) and Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”).

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

The Company’s Community NOI is calculated as follows:

	2018	2017	2016	2015	2014

Rental and Related Income	$113,832,660	$101,801,425	$90,679,557	$74,762,548	$63,886,010
Community Operating Expenses	(52,948,510)	(47,846,565)	(42,638,333)	(37,049,462)	(33,592,327)

Community NOI	$60,884,150	$53,954,860	$48,041,224	$37,713,086	$30,293,683

We also assess and measure our overall operating results based upon an industry performance measure referred to as FFO, which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by NAREIT, represents net income (loss) attributable to common shareholders, as defined by GAAP, excluding extraordinary items, as defined under GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Core FFO as FFO , excluding acquisition costs, costs of early extinguishment of debt, change in the fair value of marketable securities and costs associated with the redemption of preferred stock. We define Normalized FFO as Core FFO excluding gains and losses realized on securities investments and certain non-recurring charges. FFO, Core FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO, Core FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. The items excluded from FFO, Core FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

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

The Company’s FFO, Core FFO and Normalized FFO attributable to common shareholders are calculated as follows:

	2018	2017	2016	2015	2014

Net Loss Attributable to Common Shareholders	$(56,531,515)	$(7,679,265)	$(2,568,873)	$(6,122,993)	$(3,318,785)
Depreciation Expense	31,691,209	27,557,746	23,214,100	18,877,511	15,163,420
(Gain) Loss on Sales of Depreciable Assets	131,129	80,930	2,163	80,268	(7,313)
FFO Attributable to Common Shareholders	(24,709,177)	19,959,411	20,647,390	12,834,786	11,837,322

Adjustments:
Acquisition Costs	-0-	-0-	79,231	957,219	483,522
Early Extinguishment of Debt (1)	-0-	-0-	5,121	475,031	-0-
Decrease in Fair Value of Marketable Securities (4)	51,675,396	-0-	-0-	-0-	-0-
Redemption of Preferred Stock	-0-	3,502,487	-0-	-0-	-0-
Core FFO Attributable to Common Shareholders	26,966,219	23,461,898	20,731,742	14,267,036	12,320,844

Adjustments:
Gain on Sales of Marketable Securities, net	(20,107)	(1,747,528)	(2,285,301)	(204,230)	(1,542,589)
Non- Recurring Other Expense(2)	525,000	-0-	-0-	-0-	-0-
Settlement of Memphis Mobile
City Litigation (3)	-0-	-0-	-0-	125,000	-0-
Normalized FFO Attributable to Common Shareholders	$27,471,112	$21,714,370	$18,446,441	$14,187,806	$10,778,255

(1)	Included in Interest Expense on the Consolidated Statements of Income (Loss).
(2)	Consists of one- time payroll expenditure.
(3)	Included in Community Operating Expenses on the Consolidated Statements of Income (Loss).
(4)	Represents change in unrealized gain (loss) in marketable securities which is included in the Consolidated Statements of Income (Loss) in accordance with ASU 2016-01.

Results of Operations

2018 vs. 2017

Rental and related income increased from $101,801,425 for the year ended December 31, 2017 to $113,832,660 for the year ended December 31, 2018, or 12%. This increase was due to the acquisitions during 2017 and 2018, as well as an increase in rental rates, same property occupancy and additional rental homes. During 2018, the Company raised rental rates by 3% to 4% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy has increased from to 81.4% at December 31, 2017 to 82.0% at December 31, 2018. Overall occupancy includes communities acquired in 2018 and 2017, which had a weighted average occupancy of 79% and 67%, respectively, at the time of acquisition. Same property occupancy has increased from 82.6% at December 31, 2017 to 83.0% at December 31, 2018. The same property occupancy rate is exclusive of the sites at Memphis Blues, which is under redevelopment due to a flood in 2011. Demand for rental homes continues to be strong. As of December 31, 2018, we had approximately 6,500 rental homes with an occupancy of 92.3%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates. Vacant sites allow for future revenue growth.

Community operating expenses increased from $47,846,565 for the year ended December 31, 2017 to $52,948,510 for the year ended December 31, 2018, or 11%. This increase was due to the acquisitions during 2017 and 2018.

Community NOI increased from $53,954,860 for the year ended December 31, 2017 to $60,884,150 for the year ended December 31, 2018, or 13%. This increase was primarily due to the acquisitions during 2017 and 2018 and an increase in rental rates, occupancy and rental homes. The Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) also improved from 47.0% for the year ended December 31, 2017 to 46.5% for the year ended December 31, 2018. Many acquisitions have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses are fixed costs, as occupancy rates continue to increase, these expense ratios will continue to improve. Because of the Company’s ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased from $10,846,494 for the year ended December 31, 2017 to $15,754,033 for the year ended December 31, 2018, or 45%. The total number of homes sold was 295 homes in 2018 as compared to 222 homes in 2017. There were 125 new homes sold in 2018 as compared to 74 in 2017. The Company’s average sales price was $53,404 and $48,858 for the years ended December 31, 2018 and 2017, respectively. Cost of sales of manufactured homes increased from $8,471,190 for the year ended December 31, 2017 to $11,715,987 for the year ended December 31, 2018, or 38%. The gross profit percentage was 26% and 22% for 2018 and 2017, respectively. Selling expenses increased from $3,095,155 for the year ended December 31, 2107 to $3,774,425 for the year ended December 31, 2018, or 22%. Gain (Loss) from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) decreased from a loss $1,147,501 for the year ended December 31, 2017 to a gain of $75,064 for the year ended December 31, 2018, an improvement of 107%. The gain on sales include selling expenses of approximately $3.8 million for the year ended December 31, 2018. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Although sales of manufactured homes have not yet returned to pre-recession levels, the Company has experienced three consecutive years of double-digit sales growth. The Company is encouraged by our sales operations’ return to profitability. The U.S. homeownership rate was 64.8% in the fourth quarter of 2018, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market has strengthened, and conventional home prices continue their rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses increased from $9,645,681 for the year ended December 31, 2017 to $10,879,419 for the year ended December 31, 2018, or 13%. This increase was primarily due to an increase in personnel and personnel costs, as headcount, wages and incentive compensation increased in connection with the Company’s growth, and an increase in non-cash stock compensation expense. Stock compensation expense increased from $1,314,491 for the year ended December 31, 2017 to $1,613,110 for the year ended December 31, 2018. These increases were primarily due to an increase in the weighted-average fair value of options granted from $1.81 per share for the year ended December 31, 2017 to $2.05 per share for the year ended December 31, 2018. Additionally, the Founder and Chairman of the Board was granted a discretionary stock option award of 100,000 shares, as well as 1,000 shares of restricted stock. Although these awards are usually recognized over the vesting period, the entire compensation cost of approximately $210,000 was recognized at the time of grant since he is of retirement age. Additionally, for the year ended December 31, 2018, there was a one-time payroll expenditure of $525,000 for two employees. General and Administrative expenses without this one-time payroll expenditure as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) remains in line at 7.3% and 7.8% at December 31, 2018 and 2017, respectively.

Depreciation expense increased from $27,557,746 for the year ended December 31, 2017 to $31,691,209 for the year ended December 31, 2018, or 15%. This increase was primarily due to the acquisitions and the increase in rental homes during 2017 and 2018.

Interest income increased from $2,006,880 for the year ended December 31, 2017 to $2,254,690 for the year ended December 31, 2018, or 12%. This increase was primarily due to an increase in the average balance of notes receivable from $21.2 million for the year ended December 31, 2017 to $26.9 million for the year ended December 31, 2018.

Dividend income increased from $8,134,898 for the year ended December 31, 2017 to $10,367,155 for the year ended December 31, 2018, or 27%. This increase was due to an increase in the cost of securities from $121.4 million for the year ended December 31, 2017 to $139.8 million for the year ended December 31, 2018. The dividends received from our securities investments were at a weighted average yield of 7.3% and 7.4% as of December 31, 2018 and 2017, respectively, and continue to meet our expectations. It is the Company’s intent to hold these marketable securities long-term.

Realized gain on sales of marketable securities, net consists of the following:

	Year Ended December 31,
	2018	2017

Gross realized gains	$20,107	$1,749,034
Gross realized losses	-0-	(1,506)

Total Gain on Sales of Marketable Securities, net	$20,107	$1,747,528

The Company had an accumulated net unrealized loss on its securities portfolio of $(40,155,814) as of December 31, 2018.

Decrease in Fair Value of Marketable Securities decreased from of $0 for the year ended December 31, 2017 to a loss of $51,675,396 for the year ended December 31, 2018. On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning undistributed income (accumulated deficit) of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As of December 31, 2018, the Company had total net unrealized losses of $40,155,814 in its REIT securities portfolio.

Other income decreased from $705,048 at December 31, 2017 to $410,444 at December 31, 2018. This decrease is mainly due to an upfront oil and gas bonus payment in 2017 of $251,680 that the Company received at one of its communities.

Interest expense, including amortization of financing costs, remained relatively stable for the year ended December 31, 2018 as compared to the year ended December 31, 2017. During the year, we obtained 2 new mortgage loans, and assumed 2 loans in conjunction with acquisitions, totaling $33 million. The average balance of mortgages payable was approximately $318 million during 2018 as compared to approximately $299 million during 2017. The weighted average interest rate on its mortgages, not including the effect of unamortized debt issuance costs, was 4.3% at December 31, 2018 as compared to 4.2% at December 31, 2017.

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

Sales of manufactured homes increased from $8,534,272 for the year ended December 31, 2016 to $10,846,494 for the year ended December 31, 2017, or 27%. The total number of homes sold was 222 homes in 2017 as compared to 170 homes in 2016. There were 74 new homes sold in 2017 as compared to 61 in 2016. The Company’s average sales price was $48,858 and $50,202 for the years ended December 31, 2017 and 2016, respectively. Cost of sales of manufactured homes increased from $6,466,520 for the year ended December 31, 2016 to $8,471,190 for the year ended December 31, 2017, or 31%. The gross profit percentage was 22% and 24% for 2017 and 2016, respectively. Selling expenses remained relatively stable at $3,095,155 for the year ended December 31, 2017 as compared to $2,852,405 for the year ended December 31, 2016. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) decreased from $1,444,076 for the year ended December 31, 2016 to $1,147,501 for the year ended December 31, 2017, an improvement of 21%. The losses on sales include selling expenses of approximately $3.1 million for the year ended December 31, 2017. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Sales of manufactured homes have not yet returned to pre-recession levels. The U.S. homeownership rate was 64.2% in the fourth quarter of 2017, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market has strengthened and conventional home prices continue their rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses increased from $8,004,925 for the year ended December 31, 2016 to $9,645,681 for the year ended December 31, 2017, or 21%. This increase was primarily due to an increase in personnel and personnel costs, as headcount increased in connection with the Company’s growth, and an increase in non-cash stock compensation expense. Stock compensation expense increased from $1,064,678 for the year ended December 31, 2016 to $1,314,491 for the year ended December 31, 2017. These increases were primarily due to the increase in our stock price during the year, which increased the fair value of options granted. The weighted-average fair value of options granted increased from $0.81 per share for the year ended December 31, 2016 to $1.81 for the year ended December 31, 2017. Additionally, the Founder and Chairman of the Board was granted a discretionary stock option award of 100,000 shares, as well as 1,100 shares of restricted stock. Although these awards are usually recognized over the vesting period, the entire compensation cost of approximately $201,000 was recognized at the time of grant since he is of retirement age. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) remains in line at 7.8% and 7.4% at December 31, 2017 and 2016, respectively.

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

Realized gain on sales of marketable securities, net consists of the following:

	Year Ended December 31,
	2017	2016

Gross realized gains	$1,749,034	$2,287,454
Gross realized losses	(1,506)	(2,153)

Total Gain on Sales of Marketable Securities, net	$1,747,528	$2,285,301

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

The Company continues to strengthen its capital and liquidity positions. The Company has a DRIP in which participants can purchase stock from the Company at a price of approximately 95% of market. During 2018, amounts received, including dividends reinvested of $5.1 million, totaled $35.1 million. The Company also issued 2,000,000 shares of its Series D Preferred Stock in an underwritten registered public offering, raising net proceeds of approximately $48 million.

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement to expand and extend its existing unsecured revolving credit facility. The Facility is syndicated with two banks led by BMO Capital Markets Corp., as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. as the sole syndication agent. The Amendment provides for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extends the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool. The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income generated by the communities in the Borrowing Base from 7.5% to 7.0%. As of December 31, 2018, $25 million was available on this credit facility.

The Company has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $10 million revolving line of credit for the financing of homes, of which $4 million was utilized at December 31, 2018, and revolving credit facilities totaling $28.5 million to finance inventory purchases, of which $15.9 million was utilized at December 31, 2018.

As of December 31, 2018, the Company had $7.4 million of cash and cash equivalents and marketable securities of $99.6 million encumbered by $32.0 million in margin loans. The Company owns 118 communities of which 45 are unencumbered. The Company’s marketable securities and non-mortgaged properties provide us with additional liquidity. The Company believes that cash on hand, funds generated from operations, the DRIP and capital market, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2018, total investment property increased 15% or $117 million. The Company made acquisitions of six manufactured home communities totaling approximately 1,600 developed sites at an aggregate purchase price of $59.1 million. These acquisitions were funded through new mortgages, the use of our unsecured credit facility and the issuance of preferred stock. See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 5 of the Notes to Consolidated Financial Statements for related debt transactions. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of common or preferred stock. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in rental homes and as of December 31, 2018 the Company owned approximately 6,500 rental homes, or approximately 30% of our total homesites. During 2018, our rental home portfolio increased by 905 homes or $37.6 million. The Company markets these rental homes for sale to existing residents. The Company estimates that in 2019 it will purchase approximately 800 manufactured homes to use as rental units for a total cost, including setup, of approximately $36 million. Rental home rates on new homes range from $700-$1,200 per month, including lot rent, depending on size, location and market conditions. During 2018, the Company also invested approximately $17 million in other improvements to our communities.

Additionally, the Company invests in marketable debt and equity securities of other REITs. The REIT securities portfolio provides the Company with additional liquidity and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. During 2018, the securities portfolio decreased 25% or $33.4 million primarily due to a net unrealized loss of $51.7 million and sales of securities with a cost of $249,000, offset by purchases of $18.6 million. The Company recognized gains on sales of securities of approximately $20,000 in addition to the dividend income earned of $10.4 million. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. At December 31, 2018, $32.0 million was outstanding on the margin loan at a 2.75% interest rate.

The following table summarizes cash flow activity for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net Cash Provided by Operating Activities	$40,175,186	$40,857,424	$29,203,209
Net Cash Used in Investing Activities	(137,603,160)	(152,919,761)	(77,567,391)
Net Cash Provided by Financing Activities	82,314,136	130,604,097	45,894,673
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(15,113,838)	$18,541,760	$(2,469,509)

Net cash provided by operating activities remained relatively stable from 2017 to 2018. Net cash provided by operating activities increased by $12.0 million in 2017. This increase was primarily due to increased income from operations generated from acquisitions and increased rental homes and a smaller increase in inventory purchases.

Net cash used in investing activities decreased by $15.3 million in 2018 primarily due to a decrease in acquisitions of manufactured home communities and a decrease in purchases of REIT securities. Net cash used in investing activities increased by $75.4 million in 2017 primarily due to an increase in acquisitions of manufactured home communities and an increase in our REIT securities portfolio.

Net cash provided by financing activities decreased by $48.3 million in 2018 to $82.3 million. The Company received $35.1 million, including dividends reinvested, through the DRIP, and issued 2,000,000 shares of its Series D Preferred Stock in an underwritten registered public offering, raising net proceeds of approximately $48 million. During 2018, the Company also distributed to our common shareholders a total of $26.6 million, including dividends reinvested. It is anticipated, although no assurances can be given, that the level of participation in the DRIP in 2019 will be comparable to 2018. In addition, the Company also paid $20.0 million in preferred dividends.

Net cash provided by financing activities increased by $84.7 million in 2017 to $130.6 million. The Company received $60.4 million, including dividends reinvested, through the DRIP, issued 1,400,000 shares of its common stock in a registered direct placement, raising net proceeds of $22.5 million, and issued 5,750,000 shares of its Series C Preferred Stock in an underwritten registered public offering, raising net proceeds of approximately $139 million. $91.6 million of the net proceeds from the issuance of the Series C Preferred Stock was used to redeem all of the 3,663,800 outstanding shares of the Series A Preferred Stock. During 2017, the Company also distributed to our common shareholders a total of $23.6 million, including dividends reinvested. In addition, the Company also paid $16.7 million in preferred dividends.

Cash flows were primarily used for purchases of manufactured home communities, capital improvements, payment of dividends, purchases of marketable securities, purchase of inventory and rental homes, loans to customers for the sales of manufactured homes, and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of cash flow and refinancing. The dividend payments were primarily made from cash flow from operations.

Cash flows used for capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions and rental home purchases, the Company is budgeting approximately $16 million in capital improvements for 2019.

The Company’s significant commitments and contractual obligations relate to its mortgages and loans payable, acquisitions of manufactured home communities, retirement benefits, and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The Company has 1,700 acres of undeveloped land which it could develop over the next several years. The Company continues to analyze the best use of its vacant land.

As of December 31, 2018, the Company had total assets of $879.0 million and total liabilities of $454.3 million. Our net debt (net of cash and cash equivalents) to total market capitalization as of December 31, 2018 and 2017 was approximately 37% and 32%, respectively. Our net debt, less securities (net of cash and cash equivalents and marketable securities) to total market capitalization as of December 30, 2018 and 2017 was approximately 28% and 20%, respectively.

The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages Payable	$334,411,425	$21,140,538	$29,313,422	$75,069,454	$208,888,011
Interest on Mortgages Payable	80,803,848	14,374,283	26,182,408	21,435,598	18,811,559
Loans Payable	108,417,479	19,767,278	4,593,603	51,699,576	32,357,022
Interest on Loans Payable	15,009,023	4,445,004	5,977,278	3,704,610	882,131
Operating Lease Obligations	729,740	214,800	441,100	73,840	-0-
Purchase of Properties	45,287,000	45,287,000	-0-	-0-	-0-
Retirement Benefits	450,000	-0-	-0-	-0-	450,000

Total	$585,108,515	$105,228,903	$66,507,811	$151,983,078	$261,388,723

Mortgages payable represents the principal amounts outstanding based on scheduled payments. The interest on these mortgages are at fixed rates ranging from 3.71% to 6.5%. The weighted average interest rate, not including the effect of unamortized debt issuance costs, was approximately 4.3% at December 31, 2018. As of December 31, 2018, the weighted average loan maturity of the mortgage payable is 6.3 years.

Loans payable represents $50,000,000 outstanding on the Company’s unsecured line of credit with an interest rate ranging from LIBOR plus 1.75% to 2.50% or Prime plus 0.75% to 1.50%, based on the Company’s overall leverage (interest rate of 4.05% as of December 31, 2018); $31,975,086 outstanding on its margin line with an interest rate of 2.75% at December 31, 2018; $15,928,350 outstanding on the Company’s revolving credit agreements to finance inventory with interest rates ranging from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 7.04% as of December 31, 2018); $373,499 loans outstanding for the finance of rental homes with an interest rate of 6.99% at December 31, 2018; $3,779,477 outstanding on its commercial term loan with an interest rate of 4.625% at December 31, 2018; $4,000,000 outstanding on the Company’s revolving line of credit secured by eligible notes receivables with an interest rate of prime plus 50 basis points (interest rate of 5.50 % as of December 31, 2018); and $2,361,066 outstanding on its automotive loans with a weighted average interest rate of 4.43%.

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

Purchase of Properties represents the total purchase price of two communities under contract, one in Ohio and one in Michigan, totaling 1,187 developed home sites.

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

Real Estate Investments

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant & Equipment (“ASC 360-10”) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that an other than temporary impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2017 and 2018 should be accounted for as acquisitions of assets. As such, transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. Prior to the adoption of ASU 2017-01, the Company’s acquisitions were considered an acquisition of a business and therefore, the acquisition costs were expensed.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2018, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Marketable Securities

Investments in marketable securities consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 15% of its undepreciated assets. These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2018 and 2017, gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis.

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning undistributed income (accumulated deficit) of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. Subsequent changes in the fair value of the Company’s marketable securities are recorded in “Other Investment Income (Loss), net” on our Consolidated Statements of Income (Loss). See “Recently Adopted Accounting Pronouncements” below for additional information regarding the adoption of this ASU.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s principal market risk exposure is interest rate risk. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control contribute to interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which may include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

The following table sets forth information as of December 31, 2018, concerning the Company’s mortgages and loans payable, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value.

	Mortgages Payable			Loans Payable
		Weighted Average			Weighted Average
	Carrying Value	Interest Rate		Carrying Value	Interest Rate

2019	$2,364,577	5.74%		$19,767,278	6.58%
2020	11,739,329	5.94%		4,215,285	5.48%
2021	2,157,664	6.50%		378,318	4.79%
2022	20,420,083	4.42%		51,130,884	4.06%
2023	61,227,236	4.34%		568,692	4.69%
Thereafter	236,502,536	4.06%		32,357,022	2.78%
Total	$334,411,425	4.29	%(1)	$108,417,479	4.20	%(1)
Estimated Fair Value	$332,131,000			$108,417,000

(1) Weighted average interest rate, not including the effect of unamortized debt issuance costs. The weighted average interest rate, including the effect of unamortized debt issuance costs, at December 31, 2018 was 4.33% for mortgages payable and 4.21% for loans payable.

All mortgage loans are at fixed rates. The Company has approximately $19.9 million in variable rate loans payable. If short-term interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $199,000.

The Company invests in equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. All securities are carried at fair value.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2018	March 31	June 30	September 30	December 31

Total Income	$29,795,964	$32,098,550	$33,447,114	$34,245,065
Total Expenses	25,492,249	27,761,189	28,436,258	29,319,854
Other Income (Expense)	(26,496,347)	15,799,550	(11,332,720)	(32,632,068)
Net Income (Loss) from continuing operations	(22,208,337)	20,071,984	(6,349,343)	(27,729,875)
Net Income (Loss) Attributable to Common Shareholders	(27,154,510)	14,948,727	(11,472,600)	(32,943,132)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic and Diluted	(0.76)	0.41	(0.31)	(0.87)

2017	March 31	June 30	September 30	December 31

Total Income	$26,448,549	$28,817,848	$28,684,937	$28,696,585
Total Expenses	22,485,487	24,858,243	24,704,729	24,567,878
Other Income (Expense)	(1,653,136)	(383,472)	(699,309)	(546,701)
Net Income from continuing operations	2,285,546	3,589,871	3,262,001	3,530,616
Net Loss Attributable to Common Shareholders	(1,504,201)	(199,876)	(5,179,423)	(795,765)
Net Loss Attributable to Common Shareholders per Share –
Basic and Diluted	(0.05)	(0.01)	(0.15)	(0.03)

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2018 and 2017.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2018.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and our report dated March 7, 2019, expressed an unqualified opinion thereon.

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

March 7, 2019

New York, New York

(c) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption “Executive Officers” in Part I hereof, in accordance with General Instruction G(3) to Form 10-K.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 14 – Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm	57

	(ii)	Consolidated Balance Sheets as of December 31, 2018 and 2017	58-59

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2018, 2017 and 2016	60-61

	(iv)	Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016	62

	(v)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016	63-64

	(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	65

	(vi)	Notes to Consolidated Financial Statements	66-98

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2018	99-108

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

Exhibit No.		Description
3.12		Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

3.13		Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2016, Registration No. 001-12690).

3.14		Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2017, Registration No. 001-12690).

3.15		Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.16		Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.17		Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

3.18		Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate of common stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series A Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on February 28, 2012, Registration No. 001-12690).

4.3		Specimen certificate representing the Series B Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.3 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on January 21, 2016, Registration No. 333-209078).

4.4		Specimen certificate representing the Series C Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

4.5		Specimen certificate representing the Series D Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

Exhibit No.		Description
10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5	+	Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.6	+	UMH Properties, Inc. Amended and Restated 2013 Incentive Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on April 20, 2018, Registration No. 001-12690).

10.7		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on June 9, 2017, Registration No. 333-218615).

10.8		Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal dated March 28, 2017 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 4, 2018, Registration No. 001-12690).

10.9	+	Amended and Restated Employment Agreement Effective January 1, 2018, between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2018, Registration No. 001-12690).

10.10	+	Amended and Restated Employment Agreement Effective January 1, 2018, between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2018, Registration No. 001-12690).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description
(101)		Interactive Data File

101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document
101.CAL	++	XBRL Taxonomy Extension Calculation Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++		Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Item 16 – Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the in the period ended December 31, 2018, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2019, expressed an unqualified opinion.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for investments in equity securities in the year ended December 31, 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

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

March 7, 2019

New York, New York

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 and 2017

	2018	2017

-ASSETS-
Investment Property and Equipment
Land	$68,154,110	$61,239,644
Site and Land Improvements	533,547,154	463,242,075
Buildings and Improvements	25,156,183	22,963,926
Rental Homes and Accessories	254,598,641	216,992,988
Total Investment Property	881,456,088	764,438,633
Equipment and Vehicles	18,791,688	16,874,760
Total Investment Property and Equipment	900,247,776	781,313,393
Accumulated Depreciation	(197,208,363)	(166,444,512)
Net Investment Property and Equipment	703,039,413	614,868,881

Other Assets
Cash and Cash Equivalents	7,433,470	23,242,090
Marketable Securities at Fair Value	99,595,736	132,964,276
Inventory of Manufactured Homes	23,703,322	17,569,365
Notes and Other Receivables, net	31,493,555	25,451,053
Prepaid Expenses and Other Assets	4,279,403	3,457,083
Land Development Costs	9,441,025	6,328,578
Total Other Assets	175,946,511	209,012,445

TOTAL ASSETS	$878,985,924	$823,881,326

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2018 and 2017

	2018	2017

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$331,093,063	$304,895,117

Other Liabilities:
Accounts Payable	3,873,445	2,960,739
Loans Payable, net of unamortized debt issuance costs	107,985,353	84,704,487
Accrued Liabilities and Deposits	5,493,862	4,977,886
Tenant Security Deposits	5,842,161	5,127,633
Total Other Liabilities	123,194,821	97,770,745
Total Liabilities	454,287,884	402,665,862

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of December 31, 2018 and 2017	95,030,000	95,030,000
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 5,750,000 shares authorized, issued and outstanding as of December 31, 2018 and 2017	143,750,000	143,750,000
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 2,300,000 shares authorized; 2,000,000 and -0- shares issued and outstanding as of December 31, 2018 and 2017, respectively	50,000,000	-0-
Common Stock - $0.10 par value per share,111,363,800 and 113,663,800 shares authorized; 38,320,414 and 35,488,068 shares issued and outstanding as of December 31, 2018 and 2017, respectively	3,832,041	3,548,807
Excess Stock - $0.10 par value per share, 3,000,000 shares authorized; no shares issued or outstanding as of December 31, 2018 and 2017	-0-	-0-
Additional Paid-In Capital	157,449,781	168,034,868
Accumulated Other Comprehensive Income	-0-	11,519,582
Undistributed Income (Accumulated Deficit)	(25,363,782)	(667,793)
Total Shareholders’ Equity	424,698,040	421,215,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$878,985,924	$823,881,326

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

	2018	2017	2016

INCOME:
Rental and Related Income	$113,832,660	$101,801,425	$90,679,557
Sales of Manufactured Homes	15,754,033	10,846,494	8,534,272

Total Income	129,586,693	112,647,919	99,213,829

EXPENSES:
Community Operating Expenses	52,948,510	47,846,565	42,638,333
Cost of Sales of Manufactured Homes	11,715,987	8,471,190	6,466,520
Selling Expenses	3,774,425	3,095,155	2,852,405
General and Administrative Expenses	10,879,419	9,645,681	8,004,925
Acquisition Costs	-0-	-0-	79,231
Depreciation Expense	31,691,209	27,557,746	23,214,100

Total Expenses	111,009,550	96,616,337	83,255,514

OTHER INCOME (EXPENSE):
Interest Income	2,254,690	2,006,880	1,584,585
Dividend Income	10,367,155	8,134,898	6,636,126
Gain on Sales of Marketable Securities, net	20,107	1,747,528	2,285,301
Decrease in Fair Value of Marketable Securities	(51,675,396)	-0-	-0-
Other Income	410,444	705,048	504,759
Interest Expense	(16,038,585)	(15,876,972)	(15,432,364)

Total Other Income (Expense)	(54,661,585)	(3,282,618)	(4,421,593)

Income (Loss) Before Loss on Sales of Investment Property and Equipment	(36,084,442)	12,748,964	11,536,722
Loss on Sales of Investment Property and Equipment	(131,129)	(80,930)	(2,163)

Net Income (Loss)	(36,215,571)	12,668,034	11,534,559

Less: Preferred Dividends	(20,315,944)	(16,844,812)	(14,103,432)
Less: Redemption of Preferred Stock	-0-	(3,502,487)	-0-

Net Loss Attributable to Common Shareholders	$(56,531,515)	$(7,679,265)	$(2,568,873)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

	2018	2017	2016

Basic and Diluted Income (Loss) Per Share:

Net Income (Loss)	$(0.98)	$0.39	$0.41
Less: Preferred Dividends	(0.55)	(0.52)	(0.51)
Less: Redemption of Preferred Stock	-0-	(0.11)	-0-
Net Loss Attributable to Common Shareholders	$(1.53)	$(0.24)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic and Diluted	36,871,322	32,675,650	27,808,895

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

	2018	2017	2016

Net Income (Loss)	$(36,215,571)	$12,668,034	$11,534,559

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year	-0-	(3,450,061)	21,057,498
Reclassification Adjustment for Net Gains Realized in Income	-0-	(1,747,528)	(2,285,301)
Change in Fair Value of Interest Rate Swap Agreements	-0-	3,983	(2,283)

Comprehensive Income (Loss)	(36,215,571)	7,474,428	30,304,473
Less: Preferred Dividends	(20,315,944)	(16,844,812)	(14,103,432)
Less: Redemption of Preferred Stock	-0-	(3,502,487)	-0-

Comprehensive Income (Loss) Attributable to Common Shareholders	$(56,531,515)	$(12,872,871)	$16,201,041

See Accompanying Notes to the Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

	Common Stock		Preferred	Preferred	Preferred
	Issued and Outstanding		Stock	Stock	Stock
	Number	Amount	Series A	Series B	Series C

Balance December 31, 2015	27,086,838	$2,708,684	$91,595,000	$45,030,000	$-0-

Common Stock Issued with the DRIP*	1,966,133	196,613	-0-	-0-	-0-
Common Stock Issued through Restricted Stock Awards	60,500	6,050	-0-	-0-	-0-
Common Stock Issued through Stock Options	277,500	27,750	-0-	-0-	-0-
Cancellation of Shares due to Restricted Stock Forfeitures	(2,160)	(216)	-0-	-0-	-0-
Preferred Stock Issued through Registered Direct Placement, net	-0-	-0-	-0-	50,000,000	-0-
Distributions	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-	-0-

Balance December 31, 2016	29,388,811	2,938,881	91,595,000	95,030,000	-0-

Common Stock Issued with the DRIP*	4,095,357	409,536	-0-	-0-	-0-
Common Stock Issued through Restricted Stock Awards	56,000	5,600	-0-	-0-	-0-
Common Stock Issued through Stock Options	547,900	54,790	-0-	-0-	-0-
Common Stock Issued through Registered Direct Placement, net	1,400,000	140,000	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-	143,750,000
Preferred Stock Called for Redemption	-0-	-0-	(91,595,000)	-0-	-0-
Distributions	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-	-0-

Balance December 31, 2017	35,488,068	3,548,807	-0-	95,030,000	143,750,000

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment (See Note 2)	-0-	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP*	2,654,846	265,484	-0-	-0-	-0-
Common Stock Issued through Restricted Stock Awards	49,000	4,900	-0-	-0-	-0-
Common Stock Issued through Stock Options	128,500	12,850	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-	-0-

Balance December 31, 2018	38,320,414	$3,832,041	$-0-	$95,030,000	$143,750,000

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

	Preferred Stock	Additional Paid-In	Accumulated Other Comprehensive	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Income (Loss)	Deficit)	Equity

Balance December 31, 2015	$-0-	$109,629,260	$(2,056,726)	$(667,793)	$246,238,425

Common Stock Issued with the DRIP*	-0-	22,204,332	-0-	-0-	22,400,945
Common Stock Issued through Restricted Stock Awards	-0-	(6,050)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	2,457,310	-0-	-0-	2,485,060
Cancellation of Shares Due to Restricted Stock Forfeitures	-0-	216	-0-	-0-	-0-
Preferred Stock Issued through Registered Direct Placement, net	-0-	(879,147)	-0-	-0-	49,120,853
Distributions	-0-	(23,047,908)	-0-	(11,534,559)	(34,582,467)
Stock Compensation Expense	-0-	1,064,678	-0-	-0-	1,064,678
Net Income	-0-	-0-	-0-	11,534,559	11,534,559
Unrealized Net Holding Gain on Securities Available for Sale Net of Reclassification Adjustment	-0-	-0-	18,772,197	-0-	18,772,197
Interest Rate Swaps	-0-	-0-	(2,283)	-0-	(2,283)

Balance December 31, 2016	-0-	111,422,691	16,713,188	(667,793)	317,031,967

Common Stock Issued with the DRIP*	-0-	59,955,654	-0-	-0-	60,365,190
Common Stock Issued through Restricted Stock Awards	-0-	(5,600)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	5,380,844	-0-	-0-	5,435,634
Common Stock Issued through Registered Direct Placement, net	-0-	22,378,238	-0-	-0-	22,518,238
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	(4,774,153)	-0-	-0-	138,975,847
Preferred Stock Called for Redemption	-0-	3,488,159	-0-	(3,488,159)	(91,595,000)
Distributions	-0-	(31,125,456)	-0-	(9,179,875)	(40,305,331)
Stock Compensation Expense	-0-	1,314,491	-0-	-0-	1,314,491
Net Income	-0-	-0-	-0-	12,668,034	12,668,034
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	(5,197,589)	-0-	(5,197,589)
Interest Rate Swaps	-0-	-0-	3,983	-0-	3,983

Balance December 31, 2017	-0-	168,034,868	11,519,582	(667,793)	421,215,464

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment (See Note 2)	-0-		(11,519,582)	11,519,582	-0-
Common Stock Issued with the DRIP*	-0-	34,848,229	-0-	-0-	35,113,713
Common Stock Issued through Restricted Stock Awards	-0-	(4,900)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	1,372,150	-0-	-0-	1,385,000
Preferred Stock Issued through Underwritten Registered Public Offering, net	50,000,000	(1,752,720)	-0-	-0-	48,247,280
Distributions	-0-	(46,660,956)	-0-	-0-	(46,660,956)
Stock Compensation Expense	-0-	1,613,110	-0-	-0-	1,613,110
Net Income (Loss)	-0-	-0-	-0-	(36,215,571)	(36,215,571)

Balance December 31, 2018	$50,000,000	$157,449,781	$-0-	$(25,363,782)	$424,698,040

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(36,215,571)	$12,668,034	$11,534,559
Non-cash items included in Net Income (Loss):
Depreciation	31,691,209	27,557,746	23,214,100
Amortization of Financing Costs	625,445	660,910	733,485
Stock Compensation Expense	1,613,110	1,314,491	1,064,678
Provision for Uncollectible Notes and Other Receivables	1,231,112	1,273,535	909,397
Gain on Sales of Marketable Securities, net	(20,107)	(1,747,528)	(2,285,301)
Decrease in Fair Value of Marketable Securities	51,675,396	-0-	-0-
Loss on Sales of Investment Property and Equipment	131,129	80,930	2,163
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(6,133,957)	(144,791)	(3,113,164)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	(6,438,252)	(2,331,386)	(1,204,014)
Prepaid Expenses and Other Assets	(127,538)	557,116	(585,328)
Accounts Payable	912,706	(1,298)	145,747
Accrued Liabilities and Deposits	515,976	161,727	(1,878,718)
Tenant Security Deposits	714,528	807,938	665,605
Net Cash Provided by Operating Activities	40,175,186	40,857,424	29,203,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(55,880,468)	(61,669,247)	(4,081,798)
Purchase of Investment Property and Equipment	(52,970,053)	(62,009,984)	(58,184,812)
Proceeds from Sales of Investment Property and Equipment	2,754,508	2,299,670	1,114,503
Additions to Land Development Costs	(13,220,398)	(3,881,035)	(3,728,869)
Purchase of Marketable Securities	(18,555,424)	(45,075,311)	(27,518,151)
Proceeds from Sales of Marketable Securities	268,675	17,416,146	14,831,737
Net Cash Used in Investing Activities	(137,603,160)	(152,919,761)	(77,567,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	28,192,000	44,420,000	31,804,000
Net Proceeds from Short Term Borrowings	23,651,656	26,401,635	406,935
Principal Payments of Mortgages and Loans	(6,865,631)	(34,970,645)	(25,072,315)
Financing Costs on Debt	(748,926)	(641,471)	(668,338)
Proceeds from Issuance of Preferred Stock, net of offering costs	48,247,280	138,975,847	49,120,853
Redemption of 8.25% Series A Preferred Stock	-0-	(91,595,000)	-0-
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	22,518,238	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	30,038,166	57,506,016	20,012,393
Proceeds from Exercise of Stock Options	1,385,000	5,435,634	2,485,060
Preferred Dividends Paid	(20,050,319)	(16,665,934)	(14,563,645)
Common Dividends Paid, net of Dividend Reinvestments	(21,535,090)	(20,780,223)	(17,630,270)
Net Cash Provided by Financing Activities	82,314,136	130,604,097	45,894,673

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(15,113,838)	18,541,760	(2,469,509)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	27,891,249	9,349,489	11,818,998

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$12,777,411	$27,891,249	$9,349,489

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 1 – ORGANIZATION

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (the “Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), also sells manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

As of December 31, 2018, the Company owns and operates 118 manufactured home communities containing approximately 21,500 developed sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Arbor Estates	Doylestown, Pennsylvania
Auburn Estates	Orrville, Ohio
Birchwood Farms	Birch Run, Michigan
Boardwalk	Elkhart, Indiana
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Camelot Village	Anderson, Indiana
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedarcrest Village	Vineland, New Jersey
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
Cinnamon Woods	Conowingo, Maryland
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Athens, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Crossroads Village	Mount Pleasant, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
D & R Village	Clifton Park, New York

MANUFACTURED HOME COMMUNITY	LOCATION

Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio
Fairview Manor	Millville, New Jersey
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Fox Chapel Village	Cheswick, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
High View Acres	Apollo, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillcrest Crossing	Lower Burrell, Pennsylvania
Hillcrest Estates	Marysville, Ohio
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Lakeview Meadows	Lakeview, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Maple Manor	Taylor, Pennsylvania
Marysville Estates	Marysville, Ohio
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Meadows of Perrysburg	Perrysburg, Ohio
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Monroe Valley	Jonestown, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mount Pleasant Village	Mount Pleasant, Pennsylvania
Mountaintop	Narvon, Pennsylvania
Oak Ridge Estates	Elkhart, Indiana
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Township, Ohio
Oxford Village	West Grove, Pennsylvania
Parke Place	Elkhart, Indiana
Perrysburg Estates	Perrysburg, Ohio
Pikewood Manor	Elyria, Ohio
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
Redbud Estates	Anderson, Indiana
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Springfield Meadows	Springfield, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Summit Village	Marion, Indiana
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Township, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View Honeybrook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Wayside	Bellefontaine, Ohio
Weatherly Estates	Lebanon, Tennessee
Wellington Estates	Export, Pennsylvania
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

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

Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the years then ended. These estimates and assumptions include the allowance for doubtful accounts, valuation of inventory, depreciation, valuation of securities, reserves and accruals, and stock compensation expense. Actual results could differ from these estimates and assumptions.

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

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant & Equipment (“ASC 360-10”) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that an other than temporary impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2018, the undiscounted cash flows over the expected holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

Marketable Securities

Investments in marketable securities consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 15% of its undepreciated assets. These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2018 and 2017, gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis.

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning undistributed income (accumulated deficit) of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. Subsequent changes in the fair value of the Company’s marketable securities are recorded in “Other Investment Income (Loss), net” on our Consolidated Statements of Income (Loss). See “Recently Adopted Accounting Pronouncements” below for additional information regarding the adoption of this ASU.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or net realizable value and is determined by the specific identification method. All inventory is considered finished goods.

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. Total notes receivables at December 31, 2018 and 2017 was $29,773,009 and $24,066,567, respectively. At December 31, 2018 and 2017, the reserves for uncollectible accounts, notes and other receivables were $1,088,137 and $1,206,767, respectively. For the years ended December 31, 2018, 2017 and 2016, the provisions for uncollectible notes and other receivables were $1,231,112, $1,273,535 and $909,397, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2018, 2017 and 2016 amounted to $1,349,742, $1,205,050 and $811,530, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. The average interest rate on these loans is approximately 8.3% and the average maturity is approximately 5 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. These costs are amortized on a straight-line basis over the term of the related obligations, and included as a component of interest expense. Unamortized costs are charged to expense upon prepayment of the obligation. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with ASC 470-50-40, Modifications and Extinguishments. As of December 31, 2018 and 2017, accumulated amortization amounted to $4,372,307 and $3,746,862, respectively. The Company estimates that aggregate amortization expense will be approximately $706,000 for 2019, $649,000 for 2020, $726,000 for 2021, $489,000 for 2022 and $400,000 for 2023.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on our variable rate debt. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company had entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of December 31, 2018 and 2017, these agreements have expired and the Company no longer had any interest rate swap agreements in effect.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured homesites. The Company also owns approximately 6,500 rental units which are rented to residents. Rental and related income is recognized on the accrual basis over the term of the lease, which is typically one year or less.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (36,871,322, 32,675,650 and 27,808,895 in 2018, 2017 and 2016, respectively). Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the years ended December 31, 2018, 2017 and 2016, employee stock options to purchase 2,252,600, 1,778,100 and 1,760,000, respectively, shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

Stock Compensation Plan

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs, which is included in General and Administrative Expenses, of $1,613,110, $1,314,491 and $1,064,678 have been recognized in 2018, 2017 and 2016, respectively. During 2018, 2017 and 2016, compensation costs included a one-time charge of $209,617, $200,907 and $312,400, respectively, for restricted stock and stock option grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 6 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

Income Tax

The Company has elected to be taxed as a REIT under the applicable provisions of Sections 856 to 860 of the Internal Revenue Code. Under such provisions, the Company will not be taxed on that portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate or cash-type investments and meets certain other requirements for qualification as a REIT. The Company has and intends to continue to distribute all of its income currently, and therefore no provision has been made for income or excise taxes. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. The Company is also subject to certain state and local income, excise or franchise taxes. In addition, the Company has a taxable REIT Subsidiary (“TRS”) which is subject to federal and state income taxes at regular corporate tax rates (See Note 11).

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2018. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2018, the tax years 2015 through and including 2018 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains or losses on marketable securities through December 31, 2017 and the change in the fair value of derivatives.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 is eliminated. As such, sales and partial sales of real estate assets is now subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2018, and it did not have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2018. The Company’s restricted cash consists of amounts primarily held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. Restricted cash is included in Prepaid Expenses and Other Assets on the Consolidated Balance Sheets. Previously, changes in restricted cash are reported on the Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity.

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown:

	12/31/18	12/31/17	12/31/16

Cash and Cash Equivalents	$7,433,470	$23,242,090	$4,216,592
Restricted Cash	5,343,941	4,649,159	5,132,897
Cash, Cash Equivalents And Restricted Cash	$12,777,411	$27,891,249	$9,349,489

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018. The Company previously classified its marketable securities as available-for-sale and carried at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) was reflected in the Company’s Comprehensive Income (Loss). As a result of adoption, these securities will continue to be measured at fair value; however, the change in the unrealized net holding gains and losses is now recognized through net income. As of January 1, 2018, unrealized net holding gains of $11,519,582 were reclassed to beginning undistributed income (accumulated deficit) to recognize the unrealized gains previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets. For the year ended December 31, 2018, the Company recorded a $51,675,396 decrease in the fair value of these marketable securities, which is included in “Other Investment Income (Loss), net” on our Consolidated Statements of Income (Loss).

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

Prior to the adoption of ASC 606, sales of manufactured homes was recognized under ASC 605 “Revenue Recognition” since these homes are not permanent fixtures or improvements to the underlying real estate. In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation.

Interest income is primarily from notes receivables for the previous sales of manufactured homes. Interest income on these receivables is accrued based on the unpaid principal balances of the underlying loans on a level yield basis over the life of the loans. Interest income is not in the scope of ASC 606.

Dividend income and gain on sales of marketable securities, net are from our investments in marketable securities and are presented separately but are not in the scope of ASC 606.

Other income primarily consists of brokerage commissions for arranging for the sale of a home by a third party, service and marketing agreements with cable providers, and in 2017 included an upfront oil and gas bonus payment. This income is recognized when the transactions are completed and our performance obligations have been fulfilled.

As of December 31, 2018 and 2017, the Company had notes receivable of $29,773,009 and $24,066,567, respectively. Notes receivables are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contacts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as a right-of-use asset and a corresponding liability. ASU 2016-02 also makes targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which included amendments to clarify certain aspects of the new lease standard. In July 2018, the FASB also issued ASU No. 2018-11, “Leases (Topic 842) – Target Improvements.” ASU No. 2018-11 provides a new transition method and a practical expedient to separating contract components as required by ASU 2016-02. Under ASU 2018-11, an entity applying the new lease accounting standard may record a cumulative adjustment to the opening balance of undistributed income (accumulated deficit) in the period of adoption, instead of having to restate comparative results, as initially required. Additionally, ASU No. 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance if both 1. the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same (instead of the timing and pattern of revenue recognition, as proposed); and 2. the lease component, if accounted for separately, would be classified as an operating lease. In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) – Narrow-Scope Improvements for Lessors.” ASU 2018-20 allow lessors to make an accounting policy election not to evaluate whether sales taxes and similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. The amendments also require a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. In addition, the amendments clarify that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in the new lease standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component.

The Company adopted this standard effective January 1, 2019, and it is not expected to have a material impact on our financial position, results of operations or cash flows. Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. The non-lease components of our lease agreements consist primarily of utility reimbursements. We have elected the lessor practical expedient to combine the lease and non-lease components. We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. For leases with a term greater than one year, right-of-use assets and corresponding liabilities will be included on the Consolidated Balance Sheet. The right-of-use asset and corresponding lease liabilities are measured as the estimated present value of minimum lease payments at the commencement of the lease agreement and discounted by our borrowing rate. As of January 1, 2019, we expect to recognize right-of-use assets and corresponding lease liabilities of $2.0 million to $4.0 million. Additionally, for all leases, we have elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts containing a lease, the lease classification for expired or existing contracts, and measurement of initial direct costs for any existing leases.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions in 2018

On May 30, 2018, the Company acquired two manufactured home communities, Camelot Village and Redbud Estates, located in Anderson, Indiana, for approximately $20,500,000. These all-age communities contain a total of 669 developed homesites that are situated on approximately 231 total acres. At the date of acquisition, the average occupancy for these communities was approximately 91%. In conjunction with this acquisition, the Company drew down $20 million on its unsecured line of credit. On July 13, 2018, the Company obtained a 10-year, $13,442,000 mortgage on these properties with an interest rate of 4.27% and a 30-year amortization (see Note 5).

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

On November 30, 2018, the Company acquired Pikewood Manor, a manufactured home community located in Elyria, Indiana, for approximately $23,000,000. This all-age community contains a total of 488 developed homesites that are situated on approximately 117 total acres. At the date of acquisition, the average occupancy for this community was approximately 67%. In conjunction with this acquisition, the Company obtained a 10-year, $14,750,000 mortgage with an interest rate of 5.0% and a 25-year amortization (see Note 5).

On December 19, 2018, the Company acquired two manufactured home communities, Perrysburg Estates and Meadows of Perrysburg, located in Perrysburg, Ohio, for approximately $12,093,000. These all-age communities contain a total of 324 developed homesites that are situated on approximately 88 total acres. At the date of acquisition, the average occupancy for these communities was approximately 79%. In conjunction with this acquisition, the Company assumed two mortgages of approximately $4,624,000 on these properties (see Note 5).

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

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $829,000, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the years ended December 31, 2018 and 2017, respectively:

	2018 Acquisitions	2017 Acquisitions
Assets Acquired:
Land	$6,463,100	$13,601,000
Depreciable Property	53,206,300	46,416,000
Notes Receivable and Other	835,400	4,070,000
Total Assets Acquired	$60,504,800	$64,087,000

Total Income, Community Net Operating Income (“Community NOI”)* and Net Income (Loss) for communities acquired in 2018 and 2017, which are included in our Consolidated Statements of Income (Loss) for the years ended December 31, 2018 and 2017, are as follows:

	2018 Acquisitions	2017 Acquisitions
	2018	2018	2017

Total Income	$1,634,307	$8,618,471	$4,732,307
Community NOI *	$932,017	$4,572,510	$2,398,652
Net Income (Loss)	$(311,227)	$394,179	$211,468

*Community NOI is defined as rental and related income less community operating expenses.

See Note 5 for additional information relating to Loans and Mortgages Payable and Note 16 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets:

	December 31, 2018	December 31, 2017

Site and Land Improvements	$132,121,312	$114,617,282
Buildings and Improvements	6,689,648	5,779,146
Rental Homes and Accessories	44,337,715	33,621,420
Equipment and Vehicles	14,059,688	12,426,664
Total Accumulated Depreciation	$197,208,363	$166,444,512

Other

Many oil and gas companies compete for the opportunity to acquire sub surface mineral rights, including oil and gas. Successful bidders pay an upfront purchase price (“bonus payment”). In May 2017, the Company received a bonus payment of $251,680 for the right to allow a company to extract oil and gas at one of its communities. The bonus payment is not refundable and the Company has no further obligations related to it. Therefore, this bonus payment received by the Company is considered earned by the Company and has been recorded as Other Income in the accompanying Consolidated Statements of Income (Loss). In addition to this upfront bonus payment, the Company entered into an agreement (“Lease”) whereby the oil and gas company may remove the oil and gas from the property, provided that it pays the Company an 18% royalty fee based on the amount of the oil and gas removed. The term of the Lease is for five years.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities primarily consist of common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

The following is a listing of marketable securities at December 31, 2018:

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	2,000	$50,269	$21,160
CBL & Associates Properties, Inc.	E	6.625%	62,724	1,487,145	599,641
Cedar Realty Trust, Inc.	B	7.250%	8,111	188,005	187,023
Cedar Realty Trust, Inc.	C	6.500%	20,000	494,407	379,600
Colony Capital Inc.	I	7.150%	20,000	500,000	369,000
Investors Real Estate Trust	C	6.625%	20,000	500,000	461,684
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	654,400
Pennsylvania Real Estate Investment Trust	D	6.875%	20,000	498,207	310,800
Urstadt Biddle Properties, Inc.	G	6.750%	5,000	125,000	123,750
Urstadt Biddle Properties, Inc.	H	6.250%	12,500	312,500	292,500
Total Preferred Stock				5,155,533	3,399,558

Common Stock:
CBL & Associates Properties, Inc.			1,600,000	16,692,139	3,072,000
Franklin Street Properties Corporation			220,000	2,219,219	1,370,600
Government Properties Income Trust			2,246,000	36,418,264	15,430,020
Industrial Logistics Properties Trust			502,258	9,951,185	9,879,415
Kimco Realty Corporation			910,000	17,052,180	13,331,500
Monmouth Real Estate Investment Corporation (1)			2,446,054	22,292,408	30,331,065
Pennsylvania Real Estate Investment Trust			210,000	2,226,089	1,247,400
Senior Housing Properties Trust			170,911	2,919,572	2,003,078
Tanger Factory Outlet			180,000	4,228,627	3,639,600
Urstadt Biddle Properties, Inc.			100,000	2,048,516	1,922,000
Vereit, Inc.			1,410,000	12,058,590	10,081,500
Washington Prime Group			800,000	6,489,228	3,888,000
Total Common Stock				134,596,017	96,196,178

Total Marketable Securities				$139,751,550	$99,595,736

(1) Related entity – See Note 8.

The following is a listing of marketable securities at December 31, 2017:

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	2,000	$50,269	$43,720
CBL & Associates Properties, Inc.	E	6.625%	62,724	1,487,145	1,383,064
Cedar Realty Trust, Inc.	B	7.250%	18,269	422,544	458,755
Cedar Realty Trust, Inc.	C	6.500%	20,000	494,407	500,800
Colony Northstar, Inc.	I	7.150%	20,000	500,000	503,600
Investors Real Estate Trust	C	6.625%	20,000	500,000	520,308
Pennsylvania Real Estate Investment Trust	B	7.375%	40,000	1,000,000	1,007,200
Pennsylvania Real Estate Investment Trust	D	6.875%	20,000	498,207	502,200
Urstadt Biddle Properties, Inc.	G	6.750%	5,000	125,000	131,000
Urstadt Biddle Properties, Inc.	H	6.250%	12,500	312,500	326,875
Total Preferred Stock				5,390,072	5,377,522

Common Stock:
CBL & Associates Properties, Inc.			1,500,000	16,157,749	8,490,000
Franklin Street Properties Corporation			150,000	1,659,118	1,611,000
Government Properties Income Trust			1,020,000	19,430,983	18,910,800
Kimco Realty Corporation			750,000	14,475,908	13,612,500
Monmouth Real Estate Investment Corporation (1)			2,335,930	20,698,562	41,579,558
Pennsylvania Real Estate Investment Trust			150,000	1,602,636	1,783,500
Select Income Real Estate Investment Trust			775,000	18,649,691	19,475,750
Senior Housing Properties Trust			160,911	2,739,069	3,081,446
Tanger Factory Outlet			120,000	2,941,621	3,181,200
Urstadt Biddle Properties, Inc.			100,000	2,048,516	2,174,000
Vereit, Inc.			1,300,000	11,253,514	10,127,000
Washington Prime Group			500,000	4,397,255	3,560,000
Total Common Stock				116,054,622	127,586,754

Total Marketable Securities				$121,444,694	$132,964,276

(1) Related entity – See Note 8.

On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning undistributed income (accumulated deficit) of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. Subsequent changes in the fair value of the Company’s marketable securities is recorded in “Other Investment Income (Loss), net” on our Consolidated Statements of Income (Loss).

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. As of December 31, 2018, 2017 and 2016, the securities portfolio had net unrealized holding gains (losses) of $(40,155,814), $11,519,582 and $16,717,171, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company received proceeds of $268,675, $17,416,146 and $14,831,737, on sales or redemptions of marketable securities, respectively. The Company recorded the following Gain (Loss) on Sale of Securities, net:

	2018	2017	2016

Gross realized gains	$20,107	$1,749,034	$2,287,454
Gross realized losses	-0-	(1,506)	(2,153)

Total Gain on Sales of Marketable Securities, net	$20,107	$1,747,528	$2,285,301

The Company had margin loan balances of $31,975,086 and $37,157,467 at December 31, 2018 and 2017, respectively, which were collateralized by the Company’s securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company may purchase securities on margin. The interest rates charged on the margin loans at December 31, 2018 and 2017 was 2.75% and 2.0%, respectively. These margin loans are due on demand. At December 31, 2018 and 2017, the margin loans amounted to $31,975,086 and $37,157,467, respectively, and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 2 times.

The Company has revolving credit agreements totaling $28,500,000 with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank and Northpoint Commercial Finance to finance inventory purchases. Interest rates on these agreements range from prime with a minimum of 6% to LIBOR plus 7.75% after 2 years. As of December 31, 2018 and 2017, the total amount outstanding on these lines was $15,928,350 and $2,239,315, respectively, with a weighted average interest rate of 7.04% and 6.74%, respectively.

In June 2017, the Company entered into an amended and restated revolving line of credit with OceanFirst Bank (“OceanFirst Line”), secured by the Company’s eligible notes receivable. The maximum availability on the OceanFirst Line is $10 million. Interest was reduced from prime plus 50 basis points to prime plus 25 basis points. The new maturity date is June 1, 2020. As of December 31, 2018 and 2017, the amount outstanding on this revolving line of credit was $4 million, and the interest rate was 5.50% and 4.75%, respectively.

The Company has an agreement with 21st Mortgage to finance the Company’s purchase of rental units. These loans are at an interest rate of 6.99%, with an origination fee of 2% on new units and 3% on existing units. These loans will have a 10 year term from the date of the borrowing. The amount outstanding on this loan was $373,499 and $421,930, as of December 31, 2018 and 2017, respectively.

The Company has a $4,000,000 loan from Two River Community Bank, secured by 1,000,000 shares of Monmouth Real Estate Investment Corporation common stock. This loan is at an interest rate of 4.625%, with interest only payments through October 2017, and matures on October 30, 2019. The amount outstanding on this loan was $3,779,477 and $3,969,329 as of December 31, 2018 and 2017, respectively. The Company also has $2,361,066 in automotive loans with a weighted average interest rate of 4.43%.

Unsecured Line of Credit

On November 29, 2018, UMH Properties, Inc. (“UMH” or the “Company”) entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provides for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extends the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%.

Interest rates on borrowings are based on the Company’s overall leverage ratio and decreased from LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, at the Company’s option, to LIBOR plus 1.50% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 1.60% or at BMO’s prime lending rate plus 0.60%.

As of December 31, 2018 and 2017, the amount outstanding under this Facility was $50 million and $35 million, respectively.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows:

Year Ended December 31,
2019	$19,767,278
2020	4,215,285
2021	378,318
2022	51,130,884
2023	568,692
Thereafter	32,357,022

Total Loans Payable	108,417,479
Unamortized Debt Issuance Costs	(432,126)
Total Loans Payable, net of Unamortized Debt Issuance Costs	$107,985,353

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding, net of unamortized debt issuance costs. Interest is payable on these mortgages at fixed rates ranging from 3.71% to 6.5%. The weighted average interest rate was 4.3% as of December 31, 2018 and December 31, 2017, respectively, including the effect of unamortized debt issuance costs. The weighted average interest rate as of December 31, 2018 was 4.3%, compared to 4.2% as of December 31, 2017, not including the effect of unamortized debt issuance costs. The weighted average loan maturity of the Mortgage Notes Payable was 6.3 years at December 31, 2018 and 6.9 years at December 31, 2017.

The following is a summary of mortgages payable at December 31, 2018 and 2017:

	At December 31, 2018		Balance at December 31,
Property	Due Date	Interest Rate	2018	2017

Allentown	10/01/25	4.06%	$13,133,031	$13,390,559
Brookview Village	04/01/25	3.92%	2,722,314	2,778,698
Candlewick Court	09/01/25	4.10%	4,383,031	4,468,826
Catalina	08/19/25	4.20%	5,318,941	5,533,771
Cedarcrest Village	04/01/25	3.71%	11,772,098	12,024,840
Clinton Mobile Home Resort	10/01/25	4.06%	3,446,832	3,514,421
Cranberry Village	04/01/25	3.92%	7,466,333	7,620,974
D & R Village	03/01/25	3.85%	7,526,804	7,685,346
Fairview Manor	11/01/26	3.85%	15,710,739	16,010,749
Forest Park Village	09/01/25	4.10%	8,172,870	8,332,848
Hayden Heights	04/01/25	3.92%	2,051,518	2,094,009
Heather Highlands	08/28/18	Prime + 1.0%	-0-	16,606
Highland Estates	06/01/27	4.12%	16,353,252	16,640,165
Holiday Village	09/01/25	4.10%	7,777,408	7,929,646
Holiday Village- IN	11/01/25	3.96%	8,349,008	8,514,837
Holly Acres Estates	10/05/21	6.50%	2,157,664	2,194,312
Kinnebrook Village	04/01/25	3.92%	3,966,082	4,048,226
Lake Sherman Village	09/01/25	4.10%	5,404,640	5,510,432
Meadows of Perrysburg	10/06/23	5.413%	3,002,368	-0-
Olmsted Falls	04/01/25	3.98%	2,051,221	2,093,269
Oxford Village	01/01/20	5.94%	6,526,306	6,751,511
Perrysburg Estates	09/06/25	4.98%	1,615,470	-0-
Pikewood Manor	11/29/28	5.00%	14,722,561	-0-
Shady Hills	04/01/25	3.92%	4,891,221	4,992,527
Somerset Estates and Whispering Pines	02/26/19	4.89%	31,555	217,770
Springfield Meadows	10/06/25	4.83%	3,088,505	3,141,199
Suburban Estates	10/01/25	4.06%	5,475,710	5,583,084
Sunny Acres	10/01/25	4.06%	6,095,121	6,214,642
Southwind Village	01/01/20	5.94%	5,213,023	5,392,911
Trailmont	04/01/25	3.92%	3,260,814	3,328,351
Twin Oaks	12/01/19	5.75%	2,333,022	2,415,894
Valley Hills	06/01/26	4.32%	3,348,290	3,408,438
Waterfalls	06/01/26	4.38%	4,558,525	4,639,515
Weatherly Estates	04/01/25	3.92%	7,956,386	8,121,177
Wellington Estates	01/01/23	6.35%	2,367,059	2,414,621
Woods Edge	01/07/26	4.30%	6,476,902	6,728,792
Worthington Arms	09/01/25	4.10%	9,163,406	9,342,775
Various (2 properties)	02/01/27	4.56%	13,821,208	14,049,088
Various (2 properties)	08/01/28	4.27%	13,353,881	-0-
Various (4 properties)	07/01/23	4.975%	7,926,365	8,079,960
Various (5 properties)	01/01/22	4.25%	13,412,679	13,749,838
Various (5 properties)	12/06/22	4.75%	7,007,404	7,154,380
Various (6 properties)	08/01/27	4.18%	13,068,415	13,296,207
Various (13 properties)	03/01/23	4.065%	47,931,443	49,035,572

Total Mortgages Payable			334,411,425	308,460,786
Unamortized Debt Issuance Costs			(3,318,362)	(3,565,669)
Total Mortgages Payable, net of Unamortized Debt Issuance Costs			$331,093,063	$304,895,117

At December 31, 2018 and 2017, mortgages were collateralized by real property with a carrying value of $614,306,362 and $538,249,737, respectively, before accumulated depreciation and amortization. Interest costs amounting to $1,036,307, $500,859 and $359,906 were capitalized during 2018, 2017 and 2016, respectively, in connection with the Company’s expansion program.

Recent Transactions

During the year ended December 31, 2018

On July 13, 2018, the Company obtained a $13,442,000 Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage through Wells Fargo Bank, N.A. (“Wells Fargo”) on Camelot Village and Redbud Estates. This mortgage is at a fixed rate of 4.27% and matures on August 1, 2028. Principal repayments are based on a 30-year amortization schedule.

On November 30, 2018, the Company obtained a $14,750,000 mortgage on Pikewood Manor from OceanFirst Bank. This mortgage is at a fixed rate of 5.0% and matures on November 29, 2028. The interest rate will be reset after five years to the weekly average yield on U.S. Treasury Securities plus 2.25%. Principal repayments are based on a 25-year amortization schedule.

On December 18, 2018, the Company assumed a mortgage loan with a balance of approximately $3,000,000, in conjunction with its acquisition of Meadows of Perrysburg. The interest rate on this mortgage is fixed at 5.4125%. This mortgage matures on October 6, 2023.

On December 18, 2018, the Company assumed a mortgage loan with a balance of approximately $1,600,000, in conjunction with its acquisition of Perrysburg Estates. The interest rate on this mortgage is fixed at 4.98%. This mortgage matures on September 6, 2025.

During the year ended December 31, 2017

On January 20, 2017, the Company obtained a $14,250,000 Freddie Mac mortgage through Wells Fargo on Boardwalk and Parke Place in connection with the Company’s acquisition of these communities. This mortgage is at a fixed rate of 4.56% and matures on February 1, 2027. Principal repayments are based on a 30-year amortization schedule.

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

The aggregate principal payments of all mortgages payable are scheduled as follows:

Year Ended December 31,
2019	$21,140,538
2020	7,307,273
2021	22,006,149
2022	13,894,653
2023	61,174,801
Thereafter	208,888,011

Total	$334,411,425

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

On June 14, 2018, the shareholders approved and ratified an amendment and restatement (and renaming) of the Company’s Amended and Restated 2013 Incentive Award Plan (formerly 2013 Stock Option and Stock Award Plan). The amendment and restatement made two substantive changes: (1) provide an additional 2,000,000 common shares for future grant of option awards, restricted stock awards, or other stock-based awards; and (2) allow for the issuance of other stock-based awards.

The Compensation Committee has the exclusive authority to administer and construe the 2013 Plan and shall determine, among other things: persons eligible for awards and who shall receive them; the terms and conditions of the awards; the time or times and conditions subject to which awards may become vested, deliverable, exercisable, or as to which any may apply, be accelerated or lapse; and amend or modify the terms and conditions of an award with the consent of the participant.

Generally, the term of any stock option may not be more than 10 years from the date of grant. The option price may not be below the fair market value at date of grant. If and to the extent that an award made under the 2013 Plan is forfeited, terminated, expires or is canceled unexercised, the number of shares associated with the forfeited, terminated, expired or canceled portion of the award shall again become available for additional awards under the 2013 Plan.

The Company accounts for stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During the year ended December 31, 2018, forty employees were granted options to purchase a total of 605,000 shares. During the year ended December 31, 2017, thirty-four employees were granted options to purchase a total of 576,000 shares. During the year ended December 31, 2016, thirty-four employees were granted options to purchase a total of 527,000 shares. The fair value of these options for the years ended December 31, 2018, 2017 and 2016 was approximately $1,243,000, $1,042,000 and $425,000, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period. The remaining unamortized stock option expense was $318,552 as of December 31, 2018, which will be expensed in 2019.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the following years:

	2018	2017	2016

Dividend yield	4.79%	5.80%	7.32%
Expected volatility	25.78%	26.30%	26.30%
Risk-free interest rate	2.74%	2.37%	1.49%
Expected lives	10	10	8
Estimated forfeitures	-0-	-0-	-0-

During the year ended December 31, 2018, options to eight employees to purchase a total of 128,500 shares were exercised. During the year ended December 31, 2017, options to twenty seven employees to purchase a total of 547,900 shares were exercised. During the year ended December 31, 2016, options to twenty employees to purchase a total of 277,500 shares were exercised. During the year ended December 31, 2018, options to one employee to purchase a total of 2,000 shares were forfeited. During the year ended December 31, 2017, options to one employee to purchase a total of 10,000 shares were forfeited. During the year ended December 31, 2016, options to one employee to purchase a total of 50,000 shares expired.

A summary of the status of the Company’s stock option plans as of December 31, 2018, 2017 and 2016 and changes during the years then ended are as follows:

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,778,100	$11.60	1,760,000	$9.97	1,560,500	$9.92
Granted	605,000	13.26	576,000	14.96	527,000	9.77
Exercised	(128,500)	10.78	(547,900)	9.92	(277,500)	8.96
Forfeited	(2,000)	12.41	(10,000)	9.77	-0-	-0-
Expired	-0-	-0-	-0-	-0-	(50,000)	11.97
Outstanding at end of year	2,252,600	12.09	1,778,100	11.60	1,760,000	9.97
Options exercisable at end of year	1,647,600		1,202,100		1,233,000
Weighted average fair value of options granted during the year		$2.05		$1.81		$0.81

The following is a summary of stock options outstanding as of December 31, 2018:

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

07/05/11	3	22,000		11.16	07/05/19
08/29/12	6	44,000		11.29	08/29/20
06/26/13	10	228,600		10.08	06/26/21
06/11/14	9	151,000		9.85	06/11/22
06/24/15	11	268,000		9.82	06/24/23
04/05/16	19	369,000		9.77	04/05/24
01/19/17	2	60,000		14.25	01/19/27
04/04/17	32	505,000		15.04	04/04/27
04/02/18	40	540,000	*	13.09	04/02/28
07/09/18	4	40,000	*	15.75	07/09/28
12/10/18	1	25,000	*	12.94	12/10/28

		2,252,600

* Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2018, 2017 and 2016 was $2,047,176, $5,935,112 and $8,939,488, respectively, of which $2,047,176, $5,896,112 and $6,156,928 relate to options exercisable. The intrinsic value of options exercised in 2018, 2017 and 2016 was $509,770, $3,030,119 and $1,018,730, respectively, determined as of the date of option exercise. The weighted average remaining contractual term of the above options was 7.9, 6.8 and 5.6 years as of December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, amounts charged to stock compensation expense relating to stock option grants, which is included in General and Administrative Expenses, totaled $1,115,395, $928,977 and $463,864, respectively.

Restricted Stock

On April 2, 2018, the Company awarded a total of 45,000 shares of restricted stock to two participants, pursuant to their employment agreements. During 2018, the Company also awarded 2,000 shares of restricted stock to our ten directors as additional directors’ fees. On April 4, 2017, the Company awarded 45,000 shares of restricted stock to two participants. On September 27, 2017, the Company awarded 11,000 shares of restricted stock to our ten directors as additional directors’ fees. On April 5, 2016, the Company awarded 40,500 shares of restricted stock to two participants. On September 14, 2016, the Company awarded 20,000 shares of restricted stock to one participant. The grant date fair value of restricted stock grants awarded to participants was $616,200, $845,870 and $627,085 for the years ended December 31, 2018, 2017 and 2016, respectively. These grants primarily vest in equal installments over five years. As of December 31, 2018, there remained a total of $1,296,604 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.4 years. For the years ended December 31, 2018, 2017 and 2016, amounts charged to stock compensation expense related to restricted stock grants, which is included in General and Administrative Expenses, totaled $497,715, $385,514 and $600,814, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2018, 2017 and 2016, and changes during the year ended December 31, 2018, 2017 and 2016 are presented below:

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	146,953	$11.98	133,315	$10.04	121,242	$9.83
Granted	47,000	13.11	56,000	15.10	60,500	10.37
Dividend Reinvested Shares	8,378	13.37	6,867	14.83	8,430	10.82
Forfeited	-0-	-0-	-0-	-0-	(2,160)	9.83
Vested	(41,827)	11.76	(49,229)	10.67	(54,697)	10.07
Non-vested at end of year	160,504	$12.44	146,953	$11.98	133,315	$10.04

Other Stock-Based Awards

Effective June 20, 2018, a portion of our quarterly directors’ fee was paid with our unrestricted common stock. During 2018, 2,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $15.13 per share.

As of December 31, 2018, there were 1,961,500 shares available for grant as stock options, restricted stock or other stock-based awards under the 2013 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2018, 2017 and 2016, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $343,959, $330,020 and $245,057 in 2018, 2017 and 2016, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are five Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (“MREIC”). The Company holds common stock of MREIC in its securities portfolio. As of December 31, 2018, the Company owns a total of 2,446,054 shares of MREIC common stock, representing 2.6% of the total shares outstanding at December 31, 2018 (See Note 4). The Company shares 1 officer (Chairman of the Board) with MREIC.

Employment Agreements and Compensation

The Company has three year employment agreements with Mr. Eugene W. Landy, Mr. Samuel A. Landy and Ms. Anna T. Chew. The agreements provide for base compensation aggregating approximating $1.4 million. In addition, the agreements call for incentive bonuses, and an extension of services and severance payments upon certain future events, such as a change in control.

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

Amounts received in connection with the DRIP for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016

Amounts Received	$35,113,713	$60,365,190	$22,400,945
Less: Dividends Reinvested	(5,075,547)	(2,859,174)	(2,388,552)
Amounts Received, net	$30,038,166	$57,506,016	$20,012,393

Number of Shares Issued	2,654,846	4,095,357	1,966,133

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

Issuer Purchases of Equity Securities

On January 15, 2019, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $25,000,000 in the aggregate of the Company’s common stock. The Repurchase Program was originally created in June 2008 and is intended to be implemented through purchases made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the Repurchase Program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. There have been no purchases under the Repurchase Program to date.

NOTE 10 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$6,492,774	$0.18	$5,416,827	$0.18	$4,879,009	$0.18
June 30	6,600,506	0.18	5,700,036	0.18	4,903,286	0.18
September 30	6,693,069	0.18	6,188,961	0.18	5,031,818	0.18
December 31	6,824,288	0.18	6,333,573	0.18	5,204,709	0.18

	$26,610,637	$0.72	$23,639,397	$0.72	$20,018,822	$0.72

These amounts do not include the discount on shares purchased through the Company’s DRIP.

On January 15, 2019, the Company declared a cash dividend of $0.18 per share to be paid on March 15, 2019 to shareholders of record as of the close of business on February 15, 2019.

Preferred Stock

The following dividends were paid to holders of our Series A Preferred Stock during the year ended December 31, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/19/2017	2/15/2017	3/15/2017	$1,889,147	$0.515625
4/3/2017	5/15/2017	6/15/2017	1,889,147	0.515625
7/3/2017	8/15/2017	9/15/2017	1,889,147	0.515625

			$5,667,441	$1.546875

1/15/2016	2/16/2016	3/15/2016	$1,889,147	$0.515625
4/4/2016	5/16/2016	6/15/2016	1,889,147	0.515625
7/1/2016	8/15/2016	9/15/2016	1,889,147	0.515625
10/3/2016	11/17/2016	12/15/2016	1,889,147	0.515625

			$7,556,588	$2.0625

The following dividends were paid to holders of our Series B Preferred Stock during the year ended December 31, 2018, 2017 and 2016:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2018	2/15/2018	3/15/2018	$1,900,600	$0.50
4/1/2018	5/15/2018	6/15/2018	1,900,600	0.50
7/1/2018	8/15/2018	9/17/2018	1,900,600	0.50
10/1/2018	11/15/2018	12/17/2018	1,900,600	0.50

			$7,602,400	$2.00

1/19/2017	2/15/2017	3/15/2017	$1,900,600	$0.50
4/3/2017	5/15/2017	6/15/2017	1,900,600	0.50
7/3/2017	8/15/2017	9/15/2017	1,900,600	0.50
10/2/2017	11/15/2017	12/15/2017	1,900,600	0.50

			$7,602,400	$2.00

1/15/2016	2/16/2016	3/15/2016	$1,305,257	$0.72466
4/4/2016	5/16/2016	6/15/2016	1,900,600	0.50
7/1/2016	8/15/2016	9/15/2016	1,900,600	0.50
10/3/2016	11/17/2016	12/15/2016	1,900,600	0.50

			$7,007,057	$2.22466

On January 15, 2019, the Board of Directors declared a quarterly dividend of $0.50 per share for the period from December 1, 2018 through February 28, 2019, on the Company’s Series B Preferred Stock payable March 15, 2019 to shareholders of record as of the close of business on February 15, 2019.

The following dividends were paid to holders of our Series C Preferred Stock during the year ended December 31, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2018	2/15/2018	3/15/2018	$2,425,781	$0.421875
4/1/2018	5/15/2018	6/15/2018	2,425,781	0.421875
7/1/2018	8/15/2018	9/17/2018	2,425,781	0.421875
10/1/2018	11/15/2018	12/17/2018	2,425,781	0.421875

			$9,703,124	$1.68750

7/3/2017	8/15/2017	9/15/2017	$970,313	$0.168750
10/2/2017	11/15/2017	12/15/2017	2,425,781	0.421875

			$3,396,094	$0.590625

On January 15, 2019, the Board of Directors declared a quarterly dividend of $0.421875 per share for the period from December 1, 2018 through February 28, 2019, on the Company’s Series C Preferred Stock payable March 15, 2019 to shareholders of record as of the close of business on February 15, 2019.

The following dividends were paid to holders of our Series D Preferred Stock during the year ended December 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2018	2/15/2018	3/15/2018	$354,166	$0.1770830
4/1/2018	5/15/2018	6/15/2018	796,876	0.3984375
7/1/2018	8/15/2018	9/17/2018	796,876	0.3984375
10/1/2018	11/15/2018	12/17/2018	796,876	0.3984375

			$2,744,794	$1.372397

On January 15, 2019, the Board of Directors declared a quarterly dividend of $0.3984375 per share for the period from December 1, 2018 through February 28, 2019, on the Company’s Series D Preferred Stock payable March 15, 2019 to shareholders of record as of the close of business on February 15, 2019.

NOTE 11 – FEDERAL INCOME TAXES

Characterization of Distributions

The following table characterizes the distributions paid per common share for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent

Ordinary income	$0.00000	0.00%	$0.00000	0.00%	$0.09549	13.26%
Capital gains	0.00000	0.00%	0.00000	0.00%	0.01425	1.98%
Return of capital	0.72000	100.00%	0.72000	100.00%	0.61026	84.76%
	$0.72	100%	$0.72	100%	$0.72	100%

For the year ended December 31, 2017, total distributions paid by the Company for its Series A Preferred Stock, amounted to $5,667,441 or $1.546875 per share (for income tax purposes, $0.494148 characterized as ordinary income, $0.138204 characterized as capital gains and $0.914523 characterized as return of capital). For the year ended December 31, 2016, total distributions paid by the Company for its Series A Preferred Stock, amounted to $7,556,588 or $2.0625 per share (for income tax purposes, $1.79472 characterized as ordinary income and $0.26778 characterized as capital gains).

For the year ended December 31, 2018, total distributions paid by the Company for its Series B preferred stock, amounted to $7,602,400 or $2.00 per share (for income tax purposes, $1.288868 characterized as ordinary income and $0.711132 characterized as return of capital). For the year ended December 31, 2017, total distributions paid by the Company for its Series B preferred stock, amounted to $7,602,400 or $2.00 per share (for income tax purposes, $0.638896 characterized as ordinary income, $0.178688 characterized as capital gains and $1.182416 characterized as return of capital).

For the year ended December 31, 2018, total distributions paid by the Company for its Series C preferred stock, amounted to $9,703,124 or $1.68750 per share (for income tax purposes, $1.087484 characterized as ordinary income and $0.600016 characterized as return of capital). For the year ended December 31, 2017, total distributions paid by the Company for its Series C preferred stock, amounted to $3,396,094 or $0.590625 per share (for income tax purposes, $0.188674 characterized as ordinary income, $0.052769 characterized as capital gains and $0.349182 characterized as return of capital).

For the year ended December 31, 2018, total distributions paid by the Company for its Series D preferred stock, amounted to $2,744,794 or $1.372397 per share (for income tax purposes, $0.884419 characterized as ordinary income and $0.487978 characterized as return of capital).

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2018, 2017 and 2016, S&F had operating losses for financial reporting purposes of $1,203,926, $2,066,587 and $2,307,104, respectively. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2018, 2017 and 2016, S&F recorded $8,000, $0 and $5,000, respectively, in federal, state and franchise taxes.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company entered into a contract to purchase two communities for a purchase price of approximately $45,287,000. This acquisition is expected to close in the second or third quarter of 2019.

Included in the Company’s Community Operating Expenses for the year ended December 31, 2016 is $125,000 for the settlement of the Memphis Mobile City lawsuit. The Company is redeveloping this community and completed Phase I in 2017. Once fully developed, the community will contain a total of 144 developed homesites.

In November 2013, the Company entered into an agreement with 21st Mortgage under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of December 31, 2018, the total loan balance was approximately $2.9 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2018, the total loan balance was approximately $3.1 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $16,365,000 of loans that the Company acquired under the COP Program as of December 31, 2018.

NOTE 13 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2018 and 2017:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018:
Equity Securities - Preferred Stock	$3,399,558	$3,399,558	$-0-	$-0-
Equity Securities - Common Stock	96,196,178	96,196,178	-0-	-0-
Total	$99,595,736	$99,595,736	$-0-	$-0-

December 31, 2017:
Equity Securities - Preferred Stock	$5,377,522	$5,377,522	$-0-	$-0-
Equity Securities - Common Stock	127,586,754	127,586,754	-0-	-0-
Total	$132,964,276	$132,964,276	$-0-	$-0-

In addition to the Company’s investment in Marketable Securities at Fair Value, the Company is required to disclose certain information about fair values of its other financial instruments, as defined in ASC 825-10, Financial Instruments. Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. All of the Company’s marketable securities have quoted market prices. However, for a portion of the Company’s other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of marketable securities is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. As of December 31, 2018, the fair and carrying value of fixed rate mortgages payable amounted to $332,130,838 and $334,411,425, respectively. As of December 31, 2017, the fair and carrying value of fixed rate mortgages payable amounted to $303,741,677 and $308,444,180, respectively. Prior to 2017, if the Company acquired a property that was considered an acquisition of a business, the Company was required to fair value all of the acquired assets and liabilities, including intangible assets and liabilities (See Note 1). Those fair value measurements fell within level 3 of the fair value hierarchy.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2018, 2017 and 2016 was $16,439,700, $15,656,251 and $15,058,016, respectively.

During the years ended December 31, 2018 and 2017, the Company assumed mortgages totaling $4,624,300 and $2,418,198, respectively for the acquisition of communities.

During the years ended December 31, 2018, 2017 and 2016, land development costs of $10,107,951, $7,832,450 and $170,925, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2018, 2017 and 2016, the Company had dividend reinvestments of $5,075,547, $2,859,174 and $2,388,552, respectively which required no cash transfers.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

NOTE 16 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the 2018 and 2017 acquisitions that have closed. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during 2018 and 2017 assuming that the acquisitions had occurred as of January 1, 2017, after giving effect to certain adjustments including (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	For the years ended December 31,
	2018	2017

Rental and Related Income	$118,499,000	$111,003,000
Community Operating Expenses	54,216,000	51,149,000
Net Loss Attributable to Common Shareholders	(56,890,000)	(8,362,000)
Net Loss Attributable to Common Shareholders per Share:
Basic and Diluted	(1.54)	(0.26)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2018	March 31	June 30	September 30	December 31

Total Income	$29,795,964	$32,098,550	$33,447,114	$34,245,065
Total Expenses	25,492,249	27,761,189	28,436,258	29,319,854
Other Income (Expense)	(26,496,347)	15,799,550	(11,332,720)	(32,632,068)
Net Income (Loss) from continuing operations	(22,208,337)	20,071,984	(6,349,343)	(27,729,875)
Net Income (Loss) Attributable To Common Shareholders	(27,154,510)	14,948,727	(11,472,600)	(32,943,132)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic and Diluted	(0.76)	0.41	(0.31)	(0.87)

2017	March 31	June 30	September 30	December 31

Total Income	$26,448,549	$28,817,848	$28,684,937	$28,696,585
Total Expenses	22,485,487	24,858,243	24,704,729	24,567,878
Other Income (Expense)	(1,653,136)	(383,472)	(699,309)	(546,701)
Net Income from continuing operations	2,285,546	3,589,871	3,262,001	3,530,616
Net Loss Attributable to Common Shareholders	(1,504,201)	(199,876)	(5,179,423)	(795,765)
Net Loss Attributable to Common Shareholders per Share –
Basic and Diluted	(0.05)	(0.01)	(0.15)	(0.03)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building
					Improvements	Capitalization
Name	Location	Encumbrances		Land	and Rental Homes	Subsequent to Acquisition

Allentown	Memphis, TN	$13,133,031		$250,000	$2,569,101	$10,831,942
Arbor Estates	Doylestown, PA		(1)	2,650,000	8,266,000	1,602,825
Auburn Estates	Orrville, OH		(4)	114,000	1,174,000	543,446
Birchwood Farms	Birch Run, MI		(1)	70,000	2,797,000	3,391,201
Boardwalk	Elkhart, IN	13,821,208	(6)	1,796,000	4,767,792	(52,763)
Broadmore Estates	Goshen, IN	47,931,444	(1)	1,120,000	11,136,000	9,666,155
Brookside	Berwick, PA		(3)	372,000	4,776,000	2,359,676
Brookview	Greenfield Ctr, NY	2,722,314		37,500	232,547	7,917,752
Camelot Village	Anderson, IN		(7)	824,000	2,479,800	306,825
Candlewick Court	Owosso, MI	4,383,031		159,200	7,087,221	3,844,480
Carsons	Chambersburg, PA	-0-		176,000	2,411,000	1,243,813
Catalina	Middletown, OH	5,318,941		1,008,000	11,734,640	4,484,348
Cedarcrest Village	Vineland, NJ	11,772,098		320,000	1,866,323	2,779,464
Chambersburg	Chambersburg, PA	-0-		108,000	2,397,000	632,313
Chelsea	Sayre, PA		(2)	124,000	2,049,000	1,522,493
Cinnamon Woods	Conowingo, MD	-0-		1,884,000	2,116,000	237,063
City View	Lewistown, PA	-0-		137,000	613,000	1,380,464
Clinton	Tiffin, OH	3,446,832		142,000	3,301,800	335,425
Collingwood	Horseheads, NY	-0-		196,000	2,317,500	1,657,063
Colonial Heights	Wintersville, OH		(1)	67,000	2,383,000	4,593,810
Countryside Estates	Muncie, IN	-0-		174,000	1,926,000	3,987,985
Countryside Estates	Ravenna, OH	-0-		205,000	2,895,997	4,636,557
Countryside Village	Columbia, TN	-0-		394,000	6,916,500	8,944,748
Cranberry	Cranberry Twp, PA	7,466,333		181,930	1,922,931	4,174,783
Crestview	Athens, PA	-0-		188,000	2,258,000	1,882,996
Cross Keys	Duncansville, PA	-0-		60,774	378,093	3,924,145
Crossroads Village	Mount Pleasant, PA	-0-		183,000	1,403,400	67,848
D&R	Clifton Park, NY	7,526,804		391,724	704,021	3,270,304
Dallas Mobile Home	Toronto,OH	-0-		275,600	2,728,503	1,876,192
Deer Meadows	New Springfield,OH	-0-		226,000	2,299,275	2,566,163
Evergreen Estates	Lodi,OH	-0-		99,000	1,121,300	466,101
Evergreen Manor	Bedford, OH	-0-		49,000	2,372,258	1,108,091
Evergreen Village	Mantua, OH	-0-		105,000	1,277,001	903,348
Fairview Manor	Millville, NJ	15,710,739		216,000	1,166,517	9,993,787
Forest Creek	Elkhart, IN		(1)	440,000	7,004,000	1,781,776
Forest Park	Cranberry Twp, PA	8,172,870		75,000	977,225	8,094,900
Fox Chapel Village	Cheswick, PA	-0-		372,000	4,081,700	640,702
Frieden Manor	Schuylkill Haven, PA	13,068,415	(2)	643,000	5,293,500	2,334,370
Green Acres	Chambersburg, PA	-0-		63,000	584,000	111,538
Gregory Courts	Honey Brook, PA		(1)	370,000	1,220,000	497,919
Hayden Heights	Dublin,OH	2,051,518		248,100	2,147,700	698,384
Heather Highlands	Inkerman, PA	-0-		572,500	2,151,569	11,567,292
High View Acres	Apollo, PA	-0-		825,000	4,263,500	156,053
Highland	Elkhart, IN		(1)	510,000	7,084,000	4,672,942
Highland Estates	Kutztown, PA	16,353,252		145,000	1,695,041	12,280,519
Hillcrest Crossing	Lower Burrell, PA	-0-		961,000	1,463,825	3,463,057
Hillcrest Estates	Marysville, OH	-0-		1,277,000	3,033,500	1,999,860
Hillside Estates	Greensburg,PA		(5)	483,600	2,678,525	2,290,513
Holiday Village	Nashville, TN	7,777,408		1,632,000	5,618,000	6,923,774
Holiday Village	Elkhart, IN	8,349,008		490,600	13,808,269	5,053,122
Holly Acres	Erie, PA	2,157,664		194,000	3,591,000	795,309
Hudson Estates	Peninsula, OH	-0-		141,000	3,515,878	5,189,298

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building
					Improvements	Capitalization
Name	Location	Encumbrances		Land	and Rental Homes	Subsequent to Acquisition

Huntingdon Pointe	Tarrs, PA	$-0-		$399,000	$865,450	$1,543,265
Independence Park	Clinton, PA	7,926,365	(5)	686,400	2,783,633	2,836,351
Kinnebrook	Monticello, NY	3,966,082		235,600	1,402,572	14,068,534
Lake Sherman	Navarre, OH	5,404,640		290,000	1,457,673	10,414,673
Lakeview Meadows	Lakeview, OH	-0-		574,000	1,103,600	1,664,314
Laurel Woods	Cresson, PA	-0-		432,700	2,070,426	4,072,417
Little Chippewa	Orrville, OH		(4)	113,000	1,135,000	1,895,702
Maple Manor	Taylor, PA	13,412,679	(3)	674,000	9,432,800	5,761,225
Marysville Estates	Marysville, OH	-0-		810,000	4,555,800	2,472,458
Meadowood	New Middletown, OH		(1)	152,000	3,191,000	3,388,490
Meadows	Nappanee, IN	-0-		548,600	6,720,900	4,666,623
Meadows of Perrysburg	Perrysburg, OH	3,002,368		2,146,000	5,541,184	221,029
Melrose Village	Wooster, OH	7,007,404	(4)	767,000	5,429,000	4,962,517
Melrose West	Wooster, OH		(4)	94,000	1,040,000	58,858
Memphis Blues	Memphis, TN	-0-		78,435	810,477	5,505,291
Monroe Valley	Jonestown, PA		(2)	114,000	994,000	447,621
Moosic Heights	Avoca, PA		(3)	330,000	3,794,100	2,909,537
Mount Pleasant Village	Mount Pleasant, PA	-0-		280,000	3,501,600	805,019
Mountaintop	Narvon, PA		(2)	134,000	1,665,000	606,928
Oak Ridge	Elkhart, IN		(1)	500,000	7,524,000	2,003,904
Oakwood Lake	Tunkhannock, PA		(3)	379,000	1,639,000	892,401
Olmsted Falls	Olmsted Township, OH	2,051,221		569,000	3,031,000	1,762,146
Oxford	West Grove, PA	6,526,306		175,000	990,515	2,474,849
Parke Place	Elkhart, IN		(6)	4,317,000	10,340,950	4,178,437
Perrysburg Estates	Perrysburg, OH	1,615,470		399,000	4,047,152	72,261
Pikewood Manor	Elyria, OH	14,722,561		1,053,000	22,067,668	474,536
Pine Ridge/Pine Manor	Carlisle, PA	-0-		37,540	198,321	9,649,277
Pine Valley	Apollo, PA	-0-		670,000	1,336,600	5,597,054
Pleasant View	Bloomsburg, PA		(3)	282,000	2,174,800	1,535,569
Port Royal	Belle Vernon, PA	-0-		150,000	2,491,796	12,566,769
Redbud Estates	Anderson, IN	13,353,880	(7)	1,739,000	15,090,530	1,152,432
River Valley	Marion, OH	-0-		236,000	785,293	6,772,137
Rolling Hills Estates	Carlisle, PA	-0-		301,000	1,419,013	1,593,092
Rostraver Estates	Belle Veron, PA		(5)	813,600	2,203,506	2,051,995
Sandy Valley	Magnolia, OH	-0-		270,000	1,941,430	8,763,519
Shady Hills	Nashville, TN	4,891,221		337,000	3,379,000	4,271,425
Somerset/Whispering	Somerset, PA	31,555		1,485,000	2,050,400	7,614,819
Southern Terrace	Columbiana, OH		(1)	63,000	3,387,000	518,360
Southwind	Jackson, NJ	5,213,023		100,095	602,820	2,762,659
Spreading Oaks	Athens, OH	-0-		67,000	1,326,800	3,466,223
Springfield Meadows	Springfield, OH	3,088,505		1,230,000	3,092,706	715,410
Suburban Estates	Greensburg, PA	5,475,710		299,000	5,837,272	2,940,987
Summit Estates	Ravenna, OH	-0-		198,000	2,779,260	3,468,173
Summit Village	Marion, IN	-0-		522,000	2,820,930	183,943
Sunny Acres	Somerset, PA	6,095,121		287,000	6,113,528	2,157,506
Sunnyside	Eagleville, PA		(1)	450,000	2,674,000	458,164
Trailmont	Goodlettsville, TN	3,260,814		411,000	1,867,000	3,622,958
Twin Oaks	Olmsted Township, OH	2,333,022		823,000	3,527,000	2,059,563
Twin Pines	Goshen, IN		(1)	650,000	6,307,000	3,900,683
Valley High	Ruffs Dale, PA		(5)	284,000	2,266,750	1,398,477
Valley Hills	Ravenna, OH	3,348,290		996,000	6,542,178	7,197,765
Valley Stream	Mountaintop, PA	-0-		323,000	3,190,550	728,395
Valley View HB	Honeybrook, PA		(1)	1,380,000	5,348,000	1,686,339
Valley View I	Ephrata, PA		(2)	191,000	4,359,000	1,332,367
Valley View II	Ephrata, PA		(2)	72,000	1,746,000	6,555
Voyager Estates	West Newton, PA	-0-		742,000	3,142,725	2,595,400
Waterfalls	Hamburg, NY	4,558,525		424,000	3,812,000	3,838,817
Wayside	Bellefontaine, OH	-0-		196,000	1,080,050	576,742

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Weatherly Estates	Lebanon, TN	$7,956,386		$1,184,000	$4,034,480	$4,407,917
Wellington Estates	Export, PA	2,367,059		896,000	6,179,000	336,258
Wood Valley	Caledonia, OH	-0-		260,000	1,753,206	4,585,697
Woodland Manor	West Monroe, NY	-0-		77,000	841,000	3,316,606
Woodlawn	Eatontown, NJ	-0-		157,421	280,749	1,517,426
Woods Edge	West Lafayette, IN	6,476,902		1,808,100	13,321,318	3,940,627
Worthington Arms	Lewis Center, OH	9,163,406		436,800	12,705,530	2,366,871
Youngstown Estates	Youngstown, NY		(4)	269,000	1,606,000	1,235,090

		$334,411,425		$61,114,819	$428,804,793	$384,681,623

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

Column A		Column E (8) (9)			Column F
Description		Gross Amount at Which Carried at 12/31/18
			Site, Land
			& Building
			Improvements
Name	Location	Land	and Rental Homes	Total	Accumulated Depreciation

Allentown	Memphis, TN	$480,000	$13,171,043	$13,651,043	$6,061,532
Arbor Estates	Doylestown, PA	2,650,000	9,868,825	12,518,825	1,961,510
Auburn Estates	Orrville, OH	114,000	1,717,446	1,831,446	294,948
Birchwood Farms	Birch Run, MI	70,000	6,188,201	6,258,201	1,106,577
Boardwalk	Elkhart, IN	1,796,000	4,715,029	6,511,029	342,529
Broadmore Estates	Goshen, IN	1,120,000	20,802,155	21,922,155	3,913,331
Brookside	Berwick, PA	372,000	7,135,676	7,507,676	1,642,483
Brookview	Greenfield Ctr, NY	122,865	8,064,934	8,187,799	2,605,919
Camelot Village	Anderson, IN	828,100	2,782,525	3,610,625	56,255
Candlewick Court	Owosso, MI	159,200	10,931,701	11,090,901	1,386,022
Carsons	Chambersburg, PA	176,000	3,654,813	3,830,813	723,884
Catalina	Middletown, OH	1,008,000	16,218,988	17,226,988	2,087,498
Cedarcrest Village	Vineland, NJ	408,206	4,557,581	4,965,787	2,878,861
Chambersburg	Chambersburg, PA	118,264	3,019,049	3,137,313	651,987
Chelsea	Sayre, PA	124,000	3,571,493	3,695,493	630,684
Cinnamon Woods	Conowingo, MD	1,884,000	2,353,063	4,237,063	143,918
City View	Lewistown, PA	137,000	1,993,464	2,130,464	399,586
Clinton	Tiffin, OH	142,000	3,637,225	3,779,225	932,453
Collingwood	Horseheads, NY	196,000	3,974,563	4,170,563	782,316
Colonial Heights	Wintersville, OH	67,000	6,976,810	7,043,810	1,318,442
Countryside Estates	Muncie, IN	174,000	5,913,985	6,087,985	985,711
Countryside Estates	Ravenna, OH	205,000	7,532,554	7,737,554	989,768
Countryside Village	Columbia, TN	609,000	15,646,248	16,255,248	3,559,995
Cranberry	Cranberry Twp, PA	181,930	6,097,714	6,279,644	3,055,333
Crestview	Athens, PA	361,500	3,967,496	4,328,996	690,843
Cross Keys	Duncansville, PA	60,774	4,302,238	4,363,012	1,421,552
Crossroads Village	Mount Pleasant, PA	183,000	1,471,247	1,654,247	66,486
D&R	Clifton Park, NY	391,724	3,974,325	4,366,049	2,158,380
Dallas Mobile Home	Toronto,OH	275,600	4,604,695	4,880,295	622,630
Deer Meadows	New Springfield,OH	226,000	4,865,438	5,091,438	648,893
Evergreen Estates	Lodi,OH	119,000	1,567,401	1,686,401	250,816
Evergreen Manor	Bedford, OH	49,000	3,480,349	3,529,349	503,807
Evergreen Village	Mantua, OH	105,000	2,180,349	2,285,349	339,636
Fairview Manor	Millville, NJ	2,534,892	8,841,412	11,376,304	5,287,479
Forest Creek	Elkhart, IN	440,000	8,785,776	9,225,776	2,117,501
Forest Park	Cranberry Twp, PA	75,000	9,072,125	9,147,125	3,470,969
Fox Chapel Village	Cheswick, PA	372,000	4,722,402	5,094,402	194,191
Frieden Manor	Schuylkill Haven, PA	643,000	7,627,870	8,270,870	1,634,960
Green Acres	Chambersburg, PA	63,000	695,538	758,538	151,664
Gregory Courts	Honey Brook, PA	370,000	1,717,919	2,087,919	343,737
Hayden Heights	Dublin,OH	248,100	2,846,084	3,094,184	454,361
Heather Highlands	Inkerman, PA	572,500	13,718,861	14,291,361	5,490,732
High View Acres	Apollo, PA	825,000	4,419,553	5,244,553	173,866
Highland	Elkhart, IN	510,000	11,756,942	12,266,942	2,224,591
Highland Estates	Kutztown, PA	404,239	13,716,321	14,120,560	7,137,391
Hillcrest Crossing	Lower Burrell, PA	961,000	4,926,882	5,887,882	275,828
Hillcrest Estates	Marysville, OH	1,277,000	5,033,360	6,310,360	297,160
Hillside Estates	Greensburg,PA	483,600	4,969,038	5,452,638	665,360
Holiday Village	Nashville, TN	1,632,000	12,541,774	14,173,774	2,294,271
Holiday Village	Elkhart, IN	490,600	18,861,391	19,351,991	2,163,511
Holly Acres	Erie, PA	194,000	4,386,309	4,580,309	581,544
Hudson Estates	Peninsula, OH	141,000	8,705,176	8,846,176	1,165,368

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

Column A		Column E (8) (9)			Column F
Description		Gross Amount at Which Carried at 12/31/18
			Site, Land
			& Building
			Improvements
Name	Location	Land	and Rental Homes	Total	Accumulated Depreciation

Huntingdon Pointe	Tarrs, PA	$399,000	$2,408,715	$2,807,715	$185,100
Independence Park	Clinton, PA	686,400	5,619,984	6,306,384	737,027
Kinnebrook	Monticello, NY	352,972	15,353,733	15,706,705	5,423,713
Lake Sherman	Navarre, OH	290,000	11,872,345	12,162,345	4,309,552
Lakeview Meadows	Lakeview, OH	725,663	2,616,252	3,341,915	185,129
Laurel Woods	Cresson, PA	432,700	6,142,843	6,575,543	2,273,762
Little Chippewa	Orrville, OH	113,000	3,030,702	3,143,702	391,452
Maple Manor	Taylor, PA	674,000	15,194,025	15,868,025	3,595,183
Marysville Estates	Marysville, OH	817,668	7,020,590	7,838,258	433,409
Meadowood	New Middletown, OH	152,000	6,579,490	6,731,490	1,235,754
Meadows	Nappanee, IN	548,600	11,387,523	11,936,123	1,216,687
Meadows of Perrysburg	Perrysburg, OH	2,176,529	5,731,685	7,908,214	17,592
Melrose Village	Wooster, OH	767,000	10,391,517	11,158,517	1,642,618
Melrose West	Wooster, OH	94,000	1,098,858	1,192,858	200,866
Memphis Blues	Memphis, TN	335,935	6,058,268	6,394,203	1,578,693
Monroe Valley	Jonestown, PA	114,000	1,441,621	1,555,621	304,954
Moosic Heights	Avoca, PA	330,000	6,703,637	7,033,637	1,430,738
Mount Pleasant Village	Mount Pleasant, PA	280,000	4,306,619	4,586,619	180,327
Mountaintop	Narvon, PA	134,000	2,271,928	2,405,928	492,869
Oak Ridge	Elkhart, IN	500,000	9,527,904	10,027,904	2,227,654
Oakwood Lake	Tunkhannock, PA	379,000	2,531,401	2,910,401	637,805
Olmsted Falls	Olmsted Township, OH	569,000	4,793,146	5,362,146	894,819
Oxford	West Grove, PA	155,000	3,485,364	3,640,364	2,110,778
Parke Place	Elkhart, IN	4,317,000	14,519,387	18,836,387	1,002,185
Perrysburg Estates	Perrysburg, OH	403,000	4,115,413	4,518,413	15,486
Pikewood Manor	Elyria, OH	1,071,000	22,524,204	23,595,204	77,936
Pine Ridge/Pine Manor	Carlisle, PA	145,473	9,739,665	9,885,138	3,425,498
Pine Valley	Apollo, PA	732,089	6,871,565	7,603,654	2,913,131
Pleasant View	Bloomsburg, PA	282,000	3,710,369	3,992,369	846,983
Port Royal	Belle Vernon, PA	505,000	14,703,565	15,208,565	6,960,757
Redbud Estates	Anderson, IN	1,752,567	16,229,396	17,981,963	337,387
River Valley	Marion, OH	236,000	7,557,430	7,793,430	3,620,481
Rolling Hills Estates	Carlisle, PA	301,000	3,012,105	3,313,105	759,610
Rostraver Estates	Belle Veron, PA	813,600	4,255,501	5,069,101	603,977
Sandy Valley	Magnolia, OH	270,000	10,704,949	10,974,949	4,932,016
Shady Hills	Nashville, TN	337,000	7,650,425	7,987,425	1,637,067
Somerset/Whispering	Somerset, PA	1,488,600	9,661,619	11,150,219	3,504,553
Southern Terrace	Columbiana, OH	63,000	3,905,360	3,968,360	853,752
Southwind	Jackson, NJ	100,095	3,365,479	3,465,574	2,044,387
Spreading Oaks	Athens, OH	67,000	4,793,023	4,860,023	1,847,482
Springfield Meadows	Springfield, OH	1,230,000	3,808,116	5,038,116	264,955
Suburban Estates	Greensburg, PA	299,000	8,778,259	9,077,259	2,183,939
Summit Estates	Ravenna, OH	198,000	6,247,433	6,445,433	822,706
Summit Village	Marion, IN	522,000	3,004,873	3,526,873	70,085
Sunny Acres	Somerset, PA	287,000	8,271,034	8,558,034	2,137,312
Sunnyside	Eagleville, PA	450,000	3,132,164	3,582,164	610,935
Trailmont	Goodlettsville, TN	411,000	5,489,958	5,900,958	1,215,962
Twin Oaks	Olmsted Township, OH	998,000	5,411,563	6,409,563	1,117,091
Twin Pines	Goshen, IN	650,000	10,207,683	10,857,683	1,999,012
Valley High	Ruffs Dale, PA	284,000	3,665,227	3,949,227	529,572
Valley Hills	Ravenna, OH	996,000	13,739,943	14,735,943	2,043,849
Valley Stream	Mountaintop, PA	323,000	3,918,945	4,241,945	501,340
Valley View HB	Honeybrook, PA	1,380,000	7,034,339	8,414,339	1,508,178

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

Column A		Column E (8) (9)			Column F
Description		Gross Amount at Which Carried at 12/31/18
			Site, Land
			& Building
			Improvements
Name	Location	Land	and Rental Homes	Total	Accumulated Depreciation

Valley View I	Ephrata, PA	$279,632	$5,602,735	$5,882,367	$1,225,431
Valley View II	Ephrata, PA	72,000	1,752,555	1,824,555	408,958
Voyager Estates	West Newton, PA	742,000	5,738,125	6,480,125	669,843
Waterfalls	Hamburg, NY	424,000	7,650,817	8,074,817	3,949,840
Wayside	Bellefontaine, OH	261,372	1,591,420	1,852,792	122,455
Weatherly Estates	Lebanon, TN	1,184,000	8,442,397	9,626,397	3,317,864
Wellington Estates	Export, PA	896,000	6,515,258	7,411,258	305,556
Wood Valley	Caledonia, OH	260,000	6,338,903	6,598,903	2,971,523
Woodland Manor	West Monroe, NY	77,000	4,157,606	4,234,606	1,166,127
Woodlawn	Eatontown, NJ	135,421	1,820,175	1,955,596	868,194
Woods Edge	West Lafayette, IN	1,808,100	17,261,945	19,070,045	1,970,822
Worthington Arms	Lewis Center, OH	436,800	15,072,401	15,509,201	1,782,822
Youngstown Estates	Youngstown, NY	269,000	2,841,090	3,110,090	406,123

		$65,935,310	$808,665,925	$874,601,235	$182,598,732

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

Column A		Column G	Column H	Column I
Description
Name	Location	Date of Construction	Date Acquired	Depreciable Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Arbor Estates	Doylestown, PA	1959	2013	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Boardwalk	Elkhart, IN	1995-1996	2017	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Camelot Village	Anderson, IN	1998	2018	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedarcrest Village	Vineland, NJ	1973	1986	5 to 27.5
Chambersburg	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
Cinnamon Woods	Conowingo, MD	2005	2017	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	5 to 27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Athens, PA	1964	2012	5 to 27.5
Cross Keys	Duncansville, PA	1961	1979	5 to 27.5
Crossroads Village	Mount Pleasant, PA	1955/2004	2017	5 to 27.5
D&R	Clifton Park, NY	1972	1978	5 to 27.5
Dallas Mobile Home	Toronto,OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield,OH	1973	2014	5 to 27.5
Evergreen Estates	Lodi,OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Fox Chapel Village	Cheswick, PA	1975	2017	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	5 to 27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin,OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
High View Acres	Apollo, PA	1984	2017	5 to 27.5
Highland	Elkhart, IN	1969	2013	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillcrest Crossing	Lower Burrell, PA	1971	2017	5 to 27.5
Hillcrest Estates	Marysville, OH	1995	2017	5 to 27.5
Hillside Estates	Greensburg,PA	1980	2014	5 to 27.5
Holiday Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

Column A		Column G	Column H	Column I
Description
Name	Location	Date of Construction	Date Acquired	Depreciable Life

Independence Park	Clinton, PA	1987	2014	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Lakeview Meadows	Lakeview, OH	1995	2016	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
Marysville Estates	Marysville, OH	1960s to 2015	2017	5 to 27.5
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Meadows of Perrysburg	Perrysburg, OH	1998	2018	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	5 to 27.5
Memphis Blues	Memphis, TN	1955	1985	5 to 27.5
Monroe Valley	Jonestown, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mount Pleasant Village	Mount Pleasant, PA	1977-1986	2017	5 to 27.5
Mountaintop	Narvon, PA	1972	2012	5 to 27.5
Oak Ridge	Elkhart, IN	1990	2013	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Township, OH	1953/1970	2012	5 to 27.5
Oxford	West Grove, PA	1971	1974	5 to 27.5
Parke Place	Elkhart, IN	1995-1996	2017	5 to 27.5
Perrysburg Estates	Perrysburg, OH	1972	2018	5 to 27.5
Pikewood Manor	Elyria, OH	1962	2018	5 to 27.5
Pine Ridge/Pine Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View	Bloomsburg, PA	1960’s	2010	5 to 27.5
Port Royal	Belle Vernon, PA	1973	1983	5 to 27.5
Redbud Estates	Anderson, IN	1966/1998/2003	2018	5 to 27.5
River Valley	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Veron, PA	1970	2014	5 to 27.5
Sandy Valley	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	5 to 27.5
Southern Terrace	Columbiana, OH	1983	2012	5 to 27.5
Southwind	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5
Springfield Meadows	Springfield, OH	1970	2016	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Summit Village	Marion, IN	2000	2018	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks	Olmsted Township, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5
Valley High	Ruffs Dale, PA	1974	2014	5 to 27.5
Valley Hills	Ravenna, OH	1960-1970	2014	5 to 27.5
Valley Stream	Mountaintop, PA	1970	2015	5 to 27.5
Valley View HB	Honeybrook, PA	1970	2013	5 to 27.5
Valley View I	Ephrata, PA	1961	2012	5 to 27.5
Valley View II	Ephrata, PA	1999	2012	5 to 27.5
Voyager Estates	West Newton, PA	1968	2015	5 to 27.5
Waterfalls	Hamburg, NY	prior to 1980	1997	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

Column A		Column G	Column H	Column I
Description
Name	Location	Date of Construction	Date Acquired	Depreciable Life

Wayside	Bellefontaine, OH	1960’s	2016	5 to 27.5
Weatherly Estates	Lebanon, TN	1997	2006	5 to 27.5
Wellington Estate	Export, PA	1970/1996	2017	5 to 27.5
Wood Valley	Caledonia, OH	prior to 1980	1996	5 to 27.5
Woodland Manor	West Monroe, NY	prior to 1980	2003	5 to 27.5
Woodlawn	Eatontown, NJ	1964	1978	5 to 27.5
Woods Edge	West Lafayette, IN	1974	2015	5 to 27.5
Worthington Arms	Lewis Center, OH	1968	2015	5 to 27.5
Youngstown Estates	Youngstown, NY	1963	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(1)	Represents one mortgage note payable secured by thirteen properties.

(2)	Represents one mortgage note payable secured by six properties.

(3)	Represents one mortgage note payable secured by five properties.

(4)	Represents one mortgage note payable secured by five properties.

(5)	Represents one mortgage note payable secured by four properties.

(6)	Represents one mortgage note payable secured by two properties.

(7)	Represents one mortgage note payable secured by two properties.

(8)	Reconciliation

	/-------FIXED ASSETS-------/
	12/31/18	12/31/17	12/31/16

Balance – Beginning of Year	$758,487,025	$636,576,955	$574,283,574

Additions:
Acquisitions	58,730,264	59,308,067	7,276,356
Improvements	61,102,376	65,458,396	56,417,927
Total Additions	119,832,640	124,766,463	63,694,283

Deletions	(3,718,430)	(2,856,393)	(1,400,902)

Balance – End of Year	$874,601,235	$758,487,025	$636,576,955

	/-------ACCUMULATED DEPRECIATION-------/
	12/31/18	12/31/17	12/31/16

Balance – Beginning of Year	$153,591,917	$128,780,501	$107,453,972

Additions:
Depreciation	335,356,545	25,307,453	21,625,264
Total Additions	335,356,545	25,307,453	21,625,264

Deletions	(834,104)	(496,037)	(298,735)

Balance – End of Year	$182,598,732	$153,591,917	$128,780,501

(9)	The aggregate cost for Federal tax purposes approximates historical cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:	/s/ Samuel A. Landy
SAMUEL A. LANDY
President, Chief Executive Officer and Director (Principal Executive Officer)

BY:	/s/ Anna T. Chew
ANNA T. CHEW
Vice President, Chief Financial and Accounting Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Dated:	March 7, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Eugene W. Landy	Chairman of the Board	March 7, 2019
EUGENE W. LANDY

/s/ Samuel A. Landy	President, Chief Executive Officer and Director	March 7, 2019
SAMUEL A. LANDY

/s/ Anna T. Chew	Vice President,	March 7, 2019
ANNA T. CHEW	Chief Financial and Accounting Officer, Treasurer and Director

/s/ Jeffrey A. Carus	Director	March 7, 2019
JEFFREY A. CARUS

/s/ Matthew Hirsch	Director	March 7, 2019
MATTHEW HIRSCH

/s/ Michael P. Landy	Director	March 7, 2019
MICHAEL P. LANDY

/s/ Stuart Levy	Director	March 7, 2019
STUART LEVY

/s/ James E. Mitchell	Director	March 7, 2019
JAMES E. MITCHELL

/s/ Kenneth K. Quigley, Jr.	Director	March 7, 2019
KENNETH K. QUIGLEY

/s/ Stephen B. Wolgin	Director	March 7, 2019
STEPHEN B. WOLGIN