Form 10-Q
period 2019-03-31
UMH PROPERTIES, INC.
filed 2019-05-02
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 001-12690

UMH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	22-1890929
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ	07728
(Address of Principal Executive 0ffices)	(Zip Code)

Registrant’s telephone number, including area code (732) 577-9997

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $.10 par value	UMH	New York Stock Exchange
8.0% Series B Cumulative Redeemable Preferred Stock, $.10 par value	UMH PRB	New York Stock Exchange
6.75% Series C Cumulative Redeemable Preferred Stock, $.10 par value	UMH PRC	New York Stock Exchange
6.375% Series D Cumulative Redeemable Preferred Stock, $.10 par value	UMH PRD	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of May 1, 2019
Common Stock, $.10 par value per share	39,510,831

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)
- ASSETS -
Investment Property and Equipment
Land	$68,157,110	$68,154,110
Site and Land Improvements	535,913,016	533,547,154
Buildings and Improvements	25,280,722	25,156,183
Rental Homes and Accessories	262,897,007	254,598,641
Total Investment Property	892,247,855	881,456,088
Equipment and Vehicles	19,108,204	18,791,688
Total Investment Property and Equipment	911,356,059	900,247,776
Accumulated Depreciation	(205,673,494)	(197,208,363)
Net Investment Property and Equipment	705,682,565	703,039,413

Other Assets
Cash and Cash Equivalents	7,347,672	7,433,470
Marketable Securities at Fair Value	108,700,249	99,595,736
Inventory of Manufactured Homes	22,684,571	23,703,322
Notes and Other Receivables, net	32,651,660	31,493,555
Prepaid Expenses and Other Assets	10,388,355	6,195,596
Land Development Costs	12,253,423	9,441,025
Total Other Assets	194,025,930	177,862,704

TOTAL ASSETS	$899,708,495	$880,902,117

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$329,322,659	$331,093,063

Other Liabilities:
Accounts Payable	4,665,854	3,873,445
Loans Payable, net of unamortized debt issuance costs	115,055,477	107,985,353
Accrued Liabilities and Deposits	9,995,464	7,410,055
Tenant Security Deposits	5,974,530	5,842,161
Total Other Liabilities	135,691,325	125,111,014
Total Liabilities	465,013,984	456,204,077

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of March 31, 2019 and December 31, 2018	95,030,000	95,030,000
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 5,750,000 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	143,750,000	143,750,000
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 2,300,000 shares authorized; 2,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	50,000,000	50,000,000
Common Stock - $0.10 par value per share; 111,363,800 shares authorized; 39,158,261 and 38,320,414 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,915,826	3,832,041
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized; no shares issued or outstanding as of March 31, 2019 and December 31, 2018	-0-	-0-
Additional Paid-In Capital	167,362,467	157,449,781
Undistributed Income (Accumulated Deficit)	(25,363,782)	(25,363,782)
Total Shareholders’ Equity	434,694,511	424,698,040

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$899,708,495	$880,902,117

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

	THREE MONTHS ENDED
	March 31, 2019	March 31, 2018

INCOME:
Rental and Related Income	$30,643,717	$27,270,477
Sales of Manufactured Homes	3,643,714	2,525,487
Total Income	34,287,431	29,795,964

EXPENSES:
Community Operating Expenses	15,144,253	12,754,816
Cost of Sales of Manufactured Homes	2,589,169	1,980,171
Selling Expenses	1,091,022	804,072
General and Administrative Expenses	2,174,633	2,358,556
Depreciation Expense	8,751,311	7,594,634
Total Expenses	29,750,388	25,492,249

OTHER INCOME (EXPENSE):
Interest Income	515,183	470,230
Dividend Income	1,937,414	2,425,140
Gain on Sales of Marketable Securities, net	-0-	20,107
Increase (Decrease) in Fair Value of Marketable Securities	8,595,766	(25,898,819)
Other Income	119,505	67,463
Interest Expense	(4,646,542)	(3,580,468)
Total Other Income (Expense)	6,521,326	(26,496,347)

Income (Loss) before Loss on Sales of Investment Property and Equipment	11,058,369	(22,192,632)
Loss on Sales of Investment Property and Equipment	(20,976)	(15,705)
Net Income (Loss)	11,037,393	(22,208,337)
Less: Preferred Dividends	(5,123,257)	(4,946,173)
Net Income (Loss) Attributable to Common Shareholders	$5,914,136	$(27,154,510)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

	THREE MONTHS ENDED
	March 31, 2019	March 31, 2018

Basic Income (Loss) Per Share:

Net Income (Loss)	$0.29	$(0.62)
Less: Preferred Dividends	(0.13)	(0.14)
Net Income (Loss) Attributable to Common Shareholders	$0.16	$(0.76)

Diluted Income (Loss) Per Share:

Net Income (Loss)	$0.28	$(0.62)
Less: Preferred Dividends	(0.13)	(0.14)
Net Income (Loss) Attributable to Common Shareholders	$0.15	$(0.76)

Weighted Average Common Shares Outstanding:

Basic	38,644,540	35,907,090

Diluted	38,894,928	35,907,090

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2018	38,320,414	$3,832,041	$95,030,000	$143,750,000

Common Stock Issued with the DRIP*	836,847	83,685	-0-	-0-
Common Stock Issued through Restricted Stock Awards	1,000	100	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance March 31, 2019	39,158,261	$3,915,826	$95,030,000	$143,750,000

Balance December 31, 2017	35,488,068	$3,548,807	$95,030,000	$143,750,000

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP*	809,076	80,907	-0-	-0-
Common Stock Issued through Restricted Stock Awards	2,000	200	-0-	-0-
Common Stock Issued through Stock Options	12,000	1,200	-0-	-0-
Common Stock Issued through Registered Direct Placement, net	-0-	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-
Preferred Stock Called for Redemption	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance March 31, 2018	36,311,144	$3,631,114	$95,030,000	$143,750,000

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

	Preferred Stock	Additional Paid-In	Accumulated Other Comprehensive	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Income (Loss)	Deficit)	Equity

Balance December 31, 2018	$50,000,000	$157,449,781	$-0-	$(25,363,782)	$424,698,040

Common Stock Issued with the DRIP*	-0-	10,588,019	-0-	-0-	10,671,704
Common Stock Issued through Restricted Stock Awards	-0-	(100)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-	-0-
Distributions	-0-	(1,065,916)	-0-	(11,037,393)	(12,103,309)
Stock Compensation Expense	-0-	390,683	-0-	-0-	390,683
Net Income (Loss)	-0-	-0-	-0-	11,037,393	11,037,393

Balance March 31, 2019	$50,000,000	$167,362,467	$-0-	$(25,363,782)	$434,694,511

Balance December 31, 2017	$-0-	$168,034,868	$11,519,582	$(667,793)	$421,215,464

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	(11,519,582)	11,519,582	-0-
Common Stock Issued with the DRIP*	-0-	9,970,592	-0-	-0-	10,051,499
Common Stock Issued through Restricted Stock Awards	-0-	(200)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	132,720	-0-	-0-	133,920
Common Stock Issued through Registered Direct Placement, net	-0-	-0-	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	50,000,000	(1,752,720)	-0-	-0-	48,247,280
Preferred Stock Called for Redemption	-0-	-0-	-0-	-0-	-0-
Distributions	-0-	(11,173,321)	-0-	-0-	(11,173,321)
Stock Compensation Expense	-0-	282,062	-0-	-0-	282,062
Net Income (Loss)	-0-	-0-	-0-	(22,208,337)	(22,208,337)

Balance March 31, 2018	$50,000,000	$165,494,001	$-0-	$(11,356,548)	$446,548,567

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

	THREE MONTHS ENDED
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$11,037,393	$(22,208,337)
Non-Cash items included in Net Income (Loss):
Depreciation	8,751,311	7,594,634
Amortization of Financing Costs	186,659	154,881
Stock Compensation Expense	390,683	282,062
Provision for Uncollectible Notes and Other Receivables	240,328	294,405
Gain on Sales of Marketable Securities, net	-0-	(20,107)
(Increase) Decrease in Fair Value of Marketable Securities	(8,595,766)	25,898,819
Loss on Sales of Investment Property and Equipment	20,976	15,705
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	1,018,751	(1,412,332)
Notes and Other Receivables	(1,398,433)	(652,660)
Prepaid Expenses and Other Assets	(2,987,493)	270,173
Accounts Payable	792,409	158,507
Accrued Liabilities and Deposits	2,585,409	(205,094)
Tenant Security Deposits	132,369	119,163
Net Cash Provided by Operating Activities	12,174,596	10,289,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(12,104,430)	(10,468,059)
Proceeds from Sales of Investment Property and Equipment	688,991	535,927
Additions to Land Development Costs	(2,812,398)	(1,281,690)
Purchase of Marketable Securities	(508,747)	(6,526,883)
Proceeds from Sales of Marketable Securities	-0-	268,675
Net Cash Used in Investing Activities	(14,736,584)	(17,472,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Payments) Proceeds on Short Term Borrowings	7,026,906	(34,305,218)
Principal Payments of Mortgages	(1,908,904)	(1,714,549)
Financing Costs on Debt	(4,941)	(35,000)
Proceeds from Issuance of Preferred Stock, net of offering costs	-0-	48,247,280
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	8,867,710	9,357,099
Proceeds from Exercise of Stock Options	-0-	133,920
Preferred Dividends Paid	(5,123,257)	(4,680,547)
Common Dividends Paid, net of Dividend Reinvestments	(5,176,058)	(5,798,374)
Net Cash Provided by Financing Activities	3,681,456	11,204,611

Net Increase in Cash, Cash Equivalents and Restricted Cash	1,119,468	4,022,400
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	12,777,411	27,891,249
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$13,896,879	$31,913,649

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 118 manufactured home communities containing approximately 21,500 developed homesites as of March 31, 2019. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company previously entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of March 31, 2019, these agreements have expired and the Company does not have any interest rate swap agreements in effect.

Recently Adopted Accounting Pronouncements

In August 2018, the Securities and Exchange Commission adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The first presentation of changes in stockholders’ equity is included in this Form 10-Q for the quarter ended March 31, 2019.

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

The Company adopted this standard effective January 1, 2019, and it did not have a material impact on the Company’s financial position, results of operations or cash flows. Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. The non-lease components of our lease agreements consist primarily of utility reimbursements. We have elected the lessor practical expedient to combine the lease and non-lease components. We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. For leases with a term greater than one year, right-of-use assets and corresponding liabilities will be included on the Consolidated Balance Sheet. The right-of-use asset and corresponding lease liabilities are measured as the estimated present value of minimum lease payments at the commencement of the lease agreement and discounted by our borrowing rate. As of March 31, 2019, the right-of-use assets and corresponding lease liabilities of $2,862,472 is included in Prepaid Expenses and Other Assets and Accrued Liabilities and Deposits on the Consolidated Balance Sheets. Future minimum lease payments under these leases over the remaining lease terms are as follows:

2019	$240,272
2020	324,246
2021	326,187
2022	178,504
2023	104,662
Thereafter	7,954,333

Total Lease Payments	$9,128,204

The weighted average remaining lease term for these leases is 74.4 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%. Additionally, for all leases, we have elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts containing a lease, the lease classification for expired or existing contracts, and measurement of initial direct costs for any existing leases.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown:

	3/31/19	12/31/18	3/31/18	12/31/17

Cash and Cash Equivalents	$7,347,672	$7,433,470	$25,951,970	$23,242,090
Restricted Cash	6,549,207	5,343,941	5,961,679	4,649,159
Cash, Cash Equivalents And Restricted Cash	$13,896,879	$12,777,411	$31,913,649	$27,891,249

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

As of March 31, 2019 and 2018, the Company had notes receivable of $31,287,206 and $24,683,191, respectively. Notes receivables are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contacts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income per Share is calculated by dividing Net Income by the weighted average number of common shares outstanding, and when dilutive, the potential net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. In periods with a net loss, the diluted loss per share equals the basic loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

For the three months ended March 31, 2019, common stock equivalents of 250,388 shares were included in the computation of Diluted Net Income per Share. For the three months ended March 31, 2018, common stock equivalents of 287,954 shares were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities consists primarily of marketable common and preferred stock of other REITs with a fair value of $108,700,249 as of March 31, 2019. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning retained earnings of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. Subsequent changes in the fair value of the Company’s marketable securities will be recorded as “Increase (Decrease) in Fair Value of Marketable Securities” on our Consolidated Statements of Income (Loss).

During the three months ended March 31, 2019, the Company made purchases of $508,747 in marketable securities. Of this amount, the Company made total purchases of 32,974 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $415,475 or a weighted average cost of $12.60 per share. The Company owned a total of 2,479,028 MREIC common shares as of March 31, 2019 at a total cost of $22,707,883 and a fair value of $32,673,586.

As of March 31, 2019, the Company had total net unrealized losses of $31,560,048 in its REIT securities portfolio. For the three months ended March 31, 2019, the Company recorded an $8,595,766 increase in the fair value of these marketable securities. The Company held sixteen securities that had unrealized losses as of March 31, 2019. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

NOTE 4 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provides for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extends the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. As of March 31, 2019, the amount outstanding under the Facility was $50 million and the interest rate was 4.09%.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $388,821 and $432,126 at March 31, 2019 and December 31, 2018, respectively. The weighted average interest rate was 4.4% and 4.2% at March 31, 2019 and December 31, 2018, respectively, not including the effect of unamortized debt issuance costs. At March 31, 2019, $32,315,905 was outstanding on the margin loan at an interest rate of 3.0%.

Mortgages Payable

The following is a summary of our mortgages payable as of March 31, 2019 and December 31, 2018:

	3/31/2019		12/31/2018
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$332,502,607	4.3%	$334,411,425	4.3%
Variable rate mortgages	-0-	-0-	-0-	-0-
Total mortgages before unamortized debt issuance costs	332,502,607	4.3%	334,411,425	4.3%
Unamortized debt issuance costs	(3,179,948)		(3,318,362)
Mortgages, net of unamortized debt issuance costs	$329,322,659	4.3%	$331,093,063	4.3%

As of March 31, 2019 and December 31, 2018, the weighted average loan maturity of mortgages payable was 6.0 years and 6.3 years, respectively.

NOTE 5 - SHAREHOLDERS’ EQUITY

Common Stock

On March 15, 2019, the Company paid total cash dividends of $6,980,052 or $0.18 per share to common shareholders of record as of the close of business on February 15, 2019, of which $1,803,994 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On April 1, 2019, the Company declared a dividend of $0.18 per share to be paid June 17, 2019 to common shareholders of record as of the close of business on May 15, 2019.

During the three months ended March 31, 2019, the Company received, including dividends reinvested of $1,803,994, a total of $10,671,704 from its DRIP. There were 836,847 new shares issued under the DRIP during this period.

8.0% Series B Cumulative Redeemable Preferred Stock

On March 15, 2019, the Company paid $1,900,600 in dividends or $0.50 per share for the period from December 1, 2018 through February 28, 2019 to holders of record as of the close of business on February 15, 2019 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred”). Dividends on our Series B Preferred shares are cumulative and payable quarterly at an annual rate of $2.00 per share.

On April 1, 2019, the Company declared a dividend of $0.50 per share for the period from March 1, 2019 through May 31, 2019 to be paid on June 17, 2019 to Series B Preferred shareholders of record as of the close of business on May 15, 2019.

6.75% Series C Cumulative Redeemable Preferred Stock

On March 15, 2019, the Company paid $2,425,781 in dividends or $0.421875 per share for the period from December 1, 2018 through February 28, 2019 to holders of record as of the close of business on February 15, 2019 of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred”). Dividends on our Series C Preferred shares are cumulative and payable quarterly at an annual rate of $1.6875 per share.

On April 1, 2019, the Company declared a dividend of $0.421875 per share for the period from March 1, 2019 through May 31, 2019 to be paid on June 17, 2019 to Series C Preferred shareholders of record as of the close of business on May 15, 2019.

On April 29, 2019, the Company issued and sold a total of 4,000,000 shares, including as a result of the underwriters’ exercise in full of their overallotment option of 400,000 shares, of its Series C Preferred at an offering price of $25.00 per share in an underwritten registered public offering (See Note 10).

6.375% Series D Cumulative Redeemable Preferred Stock

On March 15, 2019, the Company paid $796,876 in dividends or $0.3984375 per share for the period from December 1, 2018 through February 28, 2019 to holders of record as of the close of business on February 15, 2019 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred”). Dividends on our Series D Preferred shares are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On April 1, 2019, the Company declared a dividend of $0.3984375 per share for the period from March 1, 2019 through May 31, 2019 to be paid on June 17, 2019 to Series D Preferred shareholders of record as of the close of business on May 15, 2019.

NOTE 6 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $390,683 and $282,062 have been recognized for the three months ended March 31, 2019 and 2018, respectively.

On January 2, 2019, the Company granted options to purchase 60,000 shares of common stock to two participants in the Company’s Amended and Restated 2013 Incentive Award Plan. The grant date fair value of these options amounted to $95,332. These grants vest over one year. Compensation costs for grants issued to a participant who is of retirement age is recognized at the time of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2019:

2019

Dividend yield	5.10%
Expected volatility	25.26%
Risk-free interest rate	2.66%
Expected lives	10
Estimated forfeitures	-0-

As of March 31, 2019, there were options outstanding to purchase 2,312,600 shares. There were 1,900,500 shares available for grant under the Amended and Restated 2013 Incentive Award Plan. The aggregate intrinsic value of options outstanding as of March 31, 2019 was $4,472,200.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at March 31, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2019:
Marketable Securities - Preferred stock	$3,907,645	$3,907,645	$-0-	$-0-
Marketable Securities - Common stock	104,792,604	104,792,604	-0-	-0-
Total	$108,700,249	$108,700,249	$-0-	$-0-

As of December 31, 2018:
Marketable Securities - Preferred stock	$3,399,558	$3,399,558	$-0-	$-0-
Marketable Securities - Common stock	96,196,178	96,196,178	-0-	-0-
Total	$99,595,736	$99,595,736	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2019, the fair value of Fixed Rate Mortgages Payable amounted to $329,623,904 and the carrying value of Fixed Rate Mortgages Payable amounted to $332,502,607.

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

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of March 31, 2019, the total loan balance under this agreement was approximately $2.9 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of March 31, 2019, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $3.0 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $18,448,000 of loans that the Company acquired under the COP Program as of March 31, 2019.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2019 and 2018 was $4,784,802 and $3,762,503, respectively. Interest cost capitalized to Land Development was $336,386 and $307,197 for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019 and 2018, the Company had Dividend Reinvestments of $1,803,994 and $694,400, respectively, which required no cash transfers.

NOTE 10– SUBSEQUENT EVENTS

On April 2, 2019, the Company awarded a total of 117,600 shares of restricted stock to Samuel A. Landy and Anna T. Chew, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $1,634,640. These grants vest ratably over 5 years.

On April 2, 2019, the Company granted options to purchase 584,000 shares of common stock to forty participants in the Company’s Amended and Restated 2013 Incentive Award Plan. The grant date fair value of these options amounted to $1,012,293. These grants vest over one year. Compensation costs for grants issued to a participant who is of retirement age is recognized at the time of the grant.

On April 29, 2019, the Company issued and sold a total of 4,000,000 shares, including as a result of the underwriters’ exercise in full of their overallotment option of 400,000 shares, of its Series C Preferred at an offering price of $25.00 per share in an underwritten registered public offering. The additional shares of Series C Preferred will form a single series with, will have the same terms as, and will vote as a single class with, the 5,750,000 outstanding shares of Series C Preferred issued in July 2017 and will rank on a parity with the Company's outstanding 8.0% Series B Cumulative Redeemable Preferred Stock and its outstanding 6.375% Series D Cumulative Redeemable Preferred Stock. After giving effect to the offering, the Company has a total of 9,750,000 shares of Series C Preferred outstanding.

The Company received net proceeds from the sale of the 4,000,000 shares of Series C Preferred of approximately $96.6 million, after deducting the underwriting discount and other estimated offering expenses, and intends to use the proceeds for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

In conjunction with the issuance of the Company’s Series C Preferred, on April 26, 2019 the Company filed with the Maryland State Department of Assessments and Taxation (the “Maryland SDAT”), an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 16,000,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 126,413,800 shares (classified as 111,363,800 shares of Common Stock, 4,000,000 shares of Series B Preferred, 5,750,000 shares of Series C Preferred, 2,300,000 shares of Series D Preferred and 3,000,000 shares of excess stock) to 142,413,800 shares (classified as 127,363,800 shares of Common Stock, 4,000,000 shares of Series B Preferred, 5,750,000 shares of Series C Preferred, 2,300,000 shares of Series D Preferred and 3,000,000 shares of excess stock).

Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying 4,000,000 shares of Common Stock as shares of Series C Preferred. After this amendment, the Company’s authorized stock consists of 123,363,800 shares of Common Stock, 4,000,000 shares of Series B Preferred, 9,750,000 shares of Series C Preferred, 2,300,000 shares of Series D Preferred and 3,000,000 shares of excess stock.

On April 30, 2019, the Company expanded its revolving line of credit for the financing of homes from $10 million to $15 million.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2018 and through March 31, 2019. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended
	3/31/19	3/31/18

Rental and Related Income	$30,644,000	$28,780,000
Community Operating Expenses	15,144,000	13,653,000
Net Income (Loss) Attributable to Common Shareholders	5,914,000	(27,770,000)
Net Income (Loss) Attributable to Common Shareholders per Share – Basic and Diluted	$0.15	$(0.77)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, the Company owned and operated 118 manufactured home communities containing approximately 21,500 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

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

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three months ended March 31, 2019, total income increased 15% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 7%. Same property occupancy, which includes communities owned and operated as of January 1, 2018, increased by 120 basis points to 83.1% over the prior year period. Year to date, same property NOI increased 4.7% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

Sales of manufactured homes continued to perform well, increasing by approximately 44%. Demand for housing remains healthy, due to improvements in the economy, sustained wage and job growth and still favorable interest rates. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As household formation strengthens and for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 153 rental homes during the first three months of 2019. This brings the total number of rental homes to approximately 6,700 rental homes, or 31.0% of total sites. Occupied rental homes represent approximately 35.0% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 93.6% as of March 31, 2019. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding approximately 800 rental homes in 2019.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for year ended December 31, 2018 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s Community NOI for the three months ended March 31, 2019 and 2018 is calculated as follows:

	Three Months Ended
	3/31/19	3/31/18

Rental and Related Income	$30,643,717	$27,270,477
Less: Community Operating Expenses	(15,144,253)	(12,754,816)
Community NOI	$15,499,464	$14,515,661

We also assess and measure our overall operating results based upon an industry performance measure referred to as Funds from Operations Attributable to Common Shareholders (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, and impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Core Funds from Operations Attributable to Common Shareholders (“Core FFO”), as FFO, excluding the change in the fair value of marketable securities. We define Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”), as Core FFO, excluding gains and losses realized on marketable securities investments and certain one-time charges. FFO, Core FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO, Core FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and Normalized FFO and, accordingly, our FFO, Core FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO, Core FFO and Normalized FFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as alternatives to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO, Core FFO and Normalized FFO for the three months ended March 31, 2019 and 2018 are calculated as follows:

	Three Months Ended
	3/31/19	3/31/18

Net Income (Loss) Attributable to Common Shareholders	$5,914,136	$(27,154,510)
Depreciation Expense	8,751,311	7,594,634
Loss on Sales of Depreciable Assets	20,976	15,705
FFO Attributable to Common Shareholders	14,686,423	(19,544,171)

Adjustments:
(Increase) Decrease in Fair Value of Marketable Securities	(8,595,766)	25,898,819
Core FFO Attributable to Common Shareholders	6,090,657	6,354,648

Adjustments:
Settlement of utility billing dispute over a prior 10-year period	375,250	-0-
Gain on Sales of Marketable Securities, net	-0-	(20,107)

Normalized FFO Attributable to Common Shareholders	$6,465,907	$6,334,541

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	3/31/19	3/31/18

Operating Activities	$12,174,596	$10,289,819
Investing Activities	(14,736,584)	(17,472,030)
Financing Activities	3,681,456	11,204,611

Changes In Results Of Operations

Rental and Related Income increased 12% from $27,270,477 for the three months ended March 31, 2018 to $30,643,717 for the three months ended March 31, 2019. These increases were primarily due to the acquisitions made during 2018, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 120 basis points from 81.9% as of March 31, 2018 to 83.1% at quarter-end. Occupied rental homes increased 14% from approximately 5,500 homes at March 31, 2018 to 6,200 homes at March 31, 2019.

Community Operating Expenses increased 19% from $12,754,816 for the three months ended March 31, 2018 to $15,144,253 for the three months ended March 31, 2019. These increases were primarily due to an increase in water and sewer costs, rental home expenses and payroll and personnel costs primarily from the acquisitions made during 2018. In addition, there was a one-time settlement of $375,250 for a utility billing dispute over a prior 10-year period.

Community NOI increased 7% from $14,515,661 for the three months ended March 31, 2018 to $15,499,464 for the three months ended March 31, 2019. These increases were primarily due to the acquisitions during 2018 and increases in rental rates, occupancy and rental homes. The Company’s Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) was 49.4% and 46.8% for the three months ended March 31, 2018 and 2019, respectively. Excluding the one-time settlement charge of $375,250, the Company’s Operating Expense Ratio for the three months ended March 31, 2019 was 48.2%. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 44% from $2,525,487, or 54 homes, for the three months ended March 31, 2018 to $3,643,714, or 66 homes, for the three months ended March 31, 2019. Cost of sales of manufactured homes amounted to $2,589,169 and $1,980,171 for the three months ended March 31, 2019 and 2018, respectively. The gross profit percentage was 29% and 22% for the three months ended March 31, 2019 and 2018, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1,091,022 and $804,072 for the three months ended March 31, 2019 and 2018, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $102,568 or 3% of total sales and $293,010 or 12% of total sales for the three months ended March 31, 2019 and 2018, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

The U.S. homeownership rate was 64.2% in the first quarter of 2019, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market has strengthened and conventional home prices continue their rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses decreased 8% from $2,358,556 for the three months ended March 31, 2018 to $2,174,633 for the three months ended March 31, 2019. This decrease was primarily due to a decrease in personnel costs. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) decreased from 7.2% in 2018 to 5.9% in 2019.

Depreciation Expense increased 15% from $7,594,634 for the three months ended March 31, 2018 to $8,751,311 for the three months ended March 31, 2019. This increase was primarily due to the acquisitions and the increase in rental homes during 2018 and 2019.

Interest Income remains relatively stable for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Dividend income decreased 20% from $2,425,140 for the three months ended March 31, 2018 to $1,937,414 for the three months ended March 31, 2019. Dividends received from our marketable securities investments were at a weighted average yield of approximately 7.2% and 8.9% at March 31, 2019 and 2018, respectively, and continue to meet our expectations. These decreases are primarily due to a reduction in dividends from two securities. It is the Company’s intent to hold these marketable securities long-term.

Increase (Decrease) in Fair Value of Marketable Securities increased from a loss of $(25,898,819) for the three months ended March 31, 2018 to a gain of $8,595,766 for the three months ended March 31, 2019. As of March 31, 2019, the Company had total net unrealized losses of $31,560,048 in its REIT securities portfolio.

Interest Expense, including Amortization of Financing Costs, increased 30% from $3,580,468 for the three months ended March 31, 2018 to $4,646,542 for the three months ended March 31, 2019. This was primarily due to an increase in the average balance of our loans payable from $67.5 million at March 31, 2018 to $111.5 million at March 31, 2019. Additionally, the weighted average interest rate on our mortgages payable increased from 4.2% at March 31, 2018 to 4.3% at March 31, 2019, not including the effect of unamortized debt issuance costs.

Changes in Financial Condition

Total Investment Property and Equipment increased 1% or $10,791,767 during the three months ended March 31, 2019. The Company added 153 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio increased 130 basis points and was 93.6% at March 31, 2019 as compared to 92.3% at December 31, 2018.

Marketable Securities increased 9% or $9,104,513 during the three months ended March 31, 2019. This increase was due to a net increase in the fair value of $8,595,766 and purchases of $508,747.

Mortgages Payable, net of unamortized debt issuance costs, decreased 1% or $1,770,404 during the three months ended March 31, 2019. The decrease is primarily due to principal payments of $1,908,904, offset by amortization expense of $143,356.

Loans Payable, net of unamortized debt issuance costs, increased 7% or $7,070,124 during the three months ended March 31, 2019. This increase was mainly due to an increase of $6 million on our revolving line of credit secured by the Company’s eligible notes receivable.

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

The Company continues to strengthen its capital and liquidity positions. The Company raised $10,671,704 from the issuance of common stock in the DRIP during the three months ended March 31, 2019, which included Dividend Reinvestments of $1,803,994. Dividends paid on the common stock for the three months ended March 31, 2019 were $6,980,052, of which $1,803,994 were reinvested. Dividends paid on the Series B Preferred shares, the Series C Preferred and the Series D Preferred shares for the three months ended March 31, 2019 totaled $5,123,257.

Subsequent to quarter end, the Company also issued an additional 4,000,000 shares, including the underwriters’ exercise of their overallotment option of 400,000 shares, of its Series C Preferred at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of the 4,000,000 shares of Series C Preferred of approximately $96.6 million, after deducting the underwriting discount and other estimated offering expenses, and intends to use the proceeds for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

Net Cash provided by Operating Activities amounted to $12,174,596 and $10,289,819 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had cash and cash equivalents of $7.3 million, marketable securities of $108.7 million, encumbered by $32.3 million in margin loans, approximately $11.8 million available on its revolving credit facilities for the financing of inventory purchases and $25 million available on our unsecured credit facility, with an additional $50 million potentially available pursuant to an accordion feature.

The Company owns 118 communities, of which 46 are unencumbered. Except for 15 communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity.

As of March 31, 2019, the Company had total assets of $899,708,495 and total liabilities of $465,013,984. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of March 31, 2019 was approximately 34% and the Company’s net debt, less securities to total market capitalization as of March 31, 2019 was approximately 26%. As of March 31, 2019, the Company has three mortgages due in the next 12 months of approximately $13.9 million. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

Item 6. Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: May 2, 2019	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 2, 2019	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

