Form 10-Q
period 2019-06-30
UMH PROPERTIES, INC.
filed 2019-08-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of August 1, 2019
Common Stock, $.10 par value per share	40,431,330

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)
- ASSETS -
Investment Property and Equipment
Land	$68,157,110	$68,154,110
Site and Land Improvements	540,855,031	533,547,154
Buildings and Improvements	25,299,420	25,156,183
Rental Homes and Accessories	271,518,626	254,598,641
Total Investment Property	905,830,187	881,456,088
Equipment and Vehicles	19,686,440	18,791,688
Total Investment Property and Equipment	925,516,627	900,247,776
Accumulated Depreciation	(214,179,651)	(197,208,363)
Net Investment Property and Equipment	711,336,976	703,039,413

Other Assets
Cash and Cash Equivalents	3,724,627	7,433,470
Marketable Securities at Fair Value	106,772,889	99,595,736
Inventory of Manufactured Homes	28,289,808	23,703,322
Notes and Other Receivables, net	35,421,826	31,493,555
Prepaid Expenses and Other Assets	12,696,012	6,195,596
Land Development Costs	17,044,705	9,441,025
Total Other Assets	203,949,867	177,862,704

TOTAL ASSETS	$915,286,843	$880,902,117

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$327,609,085	$331,093,063

Other Liabilities:
Accounts Payable	4,332,627	3,873,445
Loans Payable, net of unamortized debt issuance costs	38,722,816	107,985,353
Accrued Liabilities and Deposits	8,519,431	7,410,055
Tenant Security Deposits	6,115,133	5,842,161
Total Other Liabilities	57,690,007	125,111,014
Total Liabilities	385,299,092	456,204,077

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of June 30, 2019 and December 31, 2018	95,030,000	95,030,000
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 9,750,000 and 5,750,000 shares authorized, issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	243,750,000	143,750,000
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 2,300,000 shares authorized; 2,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	50,000,000	50,000,000
Common Stock - $0.10 par value per share; 123,363,800 and 111,363,800 shares authorized; 40,154,119 and 38,320,414 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4,015,412	3,832,041
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized; no shares issued or outstanding as of June 30, 2019 and December 31, 2018	-0-	-0-
Additional Paid-In Capital	162,556,121	157,449,781
Undistributed Income (Accumulated Deficit)	(25,363,782)	(25,363,782)
Total Shareholders’ Equity	529,987,751	424,698,040

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$915,286,843	$880,902,117

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

INCOME:
Rental and Related Income	$31,388,423	$28,237,771	$62,032,140	$55,508,248
Sales of Manufactured Homes	5,841,615	3,860,779	9,485,329	6,386,266
Total Income	37,230,038	32,098,550	71,517,469	61,894,514

EXPENSES:
Community Operating Expenses	14,969,705	12,715,180	30,113,958	25,469,996
Cost of Sales of Manufactured Homes	4,256,639	2,913,825	6,845,808	4,893,996
Selling Expenses	1,336,940	1,085,244	2,427,962	1,889,316
General and Administrative Expenses	3,156,267	3,282,682	5,330,900	5,641,238
Depreciation Expense	8,868,341	7,764,258	17,619,652	15,358,892
Total Expenses	32,587,892	27,761,189	62,338,280	53,253,438

OTHER INCOME (EXPENSE):
Interest Income	621,440	536,176	1,136,623	1,006,406
Dividend Income	1,938,145	2,474,180	3,875,559	4,899,320
Gain on Sales of Marketable Securities, net	-0-	-0-	-0-	20,107
Increase (Decrease) in Fair Value of Marketable Securities	(2,352,185)	16,623,670	6,243,581	(9,275,149)
Other Income	133,541	132,516	253,046	199,979
Interest Expense	(4,246,646)	(3,966,992)	(8,893,188)	(7,547,460)
Total Other Income (Expense)	(3,905,705)	15,799,550	2,615,621	(10,696,797)

Income (Loss) before Gain (Loss) on Sales of Investment Property and Equipment	736,441	20,136,911	11,794,810	(2,055,721)
Gain (Loss) on Sales of Investment Property and Equipment	12,262	(64,927)	(8,714)	(80,632)
Net Income (Loss)	748,703	20,071,984	11,786,096	(2,136,353)
Less: Preferred Dividends	6,285,756	5,123,257	11,409,013	10,069,430
Net Income (Loss) Attributable to Common Shareholders	$(5,537,053)	$14,948,727	$377,083	$(12,205,783)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Basic Income (Loss) Per Share:

Net Income (Loss)	$0.01	$0.55	$0.31	$(0.06)
Less: Preferred Dividends	0.16	0.14	0.29	0.28
Net Income (Loss) Attributable to Common Shareholders	$(0.15)	$0.41	$0.02	$(0.34)

Diluted Income (Loss) Per Share:

Net Income (Loss)	$0.01	$0.54	$0.30	$(0.06)
Less: Preferred Dividends	0.16	0.14	0.29	0.28
Net Income (Loss) Attributable to Common Shareholders	$(0.15)	$0.40	$0.01	$(0.34)

Weighted Average Common Shares Outstanding:

Basic	39,649,318	36,600,643	39,145,310	36,245,684
Diluted	39,649,318	36,971,345	39,389,883	36,245,684

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2018	38,320,414	$3,832,041	$95,030,000	$143,750,000

Common Stock Issued with the DRIP*	836,847	83,685	-0-	-0-
Common Stock Issued through Restricted Stock Awards	1,000	100	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance March 31, 2019	39,158,261	3,915,826	95,030,000	143,750,000

Common Stock Issued with the DRIP*	834,258	83,426	-0-	-0-
Common Stock Issued through Restricted Stock Awards	119,600	11,960	-0-	-0-
Common Stock Issued through Stock Options	42,000	4,200	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	100,000,000
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance June 30, 2019	40,154,119	$4,015,412	$95,030,000	$243,750,000

Balance December 31, 2017	35,488,068	$3,548,807	$95,030,000	$143,750,000

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP*	809,076	80,907	-0-	-0-
Common Stock Issued through Restricted Stock Awards	2,000	200	-0-	-0-
Common Stock Issued through Stock Options	12,000	1,200	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance March 31, 2018	36,311,144	3,631,114	95,030,000	143,750,000

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP*	472,825	47,283	-0-	-0-
Common Stock Issued through Restricted Stock Awards	46,000	4,600	-0-	-0-
Common Stock Issued through Stock Options	67,000	6,700	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance June 30, 2018	36,896,969	$3,689,697	$95,030,000	$143,750,000

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

	Preferred Stock	Additional Paid-In	Accumulated Other Comprehensive	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Income (Loss)	Deficit)	Equity

Balance December 31, 2018	$50,000,000	$157,449,781	$-0-	$(25,363,782)	$424,698,040

Common Stock Issued with the DRIP*	-0-	10,588,019	-0-	-0-	10,671,704
Common Stock Issued through Restricted Stock Awards	-0-	(100)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-	-0-
Distributions	-0-	(1,065,916)	-0-	(11,037,393)	(12,103,309)
Stock Compensation Expense	-0-	390,683	-0-	-0-	390,683
Net Income (Loss)	-0-	-0-	-0-	11,037,393	11,037,393

Balance March 31, 2019	50,000,000	167,362,467	-0-	(25,363,782)	434,694,511

Common Stock Issued with the DRIP*	-0-	10,640,131	-0-	-0-	10,723,557
Common Stock Issued through Restricted Stock Awards	-0-	(11,960)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	430,460	-0-	-0-	434,660
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	(3,311,782)	-0-	-0-	96,688,218
Distributions	-0-	(13,221,385)	-0-	(748,703)	(13,970,088)
Stock Compensation Expense	-0-	668,190	-0-	-0-	668,190
Net Income (Loss)	-0-	-0-	-0-	748,703	748,703

Balance June 30, 2019	$50,000,000	$162,556,121	$-0-	$(25,363,782)	$529,987,751

Balance December 31, 2017	$-0-	$168,034,868	$11,519,582	$(667,793)	$421,215,464

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	(11,519,582)	11,519,582	-0-
Common Stock Issued with the DRIP*	-0-	9,970,592	-0-	-0-	10,051,499
Common Stock Issued through Restricted Stock Awards	-0-	(200)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	132,720	-0-	-0-	133,920
Preferred Stock Issued through Underwritten Registered Public Offering, net	50,000,000	(1,752,720)	-0-	-0-	48,247,280
Distributions	-0-	(11,173,321)	-0-	-0-	(11,173,321)
Stock Compensation Expense	-0-	282,062	-0-	-0-	282,062
Net Income (Loss)	-0-	-0-	-0-	(22,208,337)	(22,208,337)

Balance March 31, 2018	50,000,000	165,494,001	-0-	(11,356,548)	446,548,567

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP*	-0-	6,309,047	-0-	-0-	6,356,330
Common Stock Issued through Restricted Stock Awards	-0-	(4,600)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	694,500	-0-	-0-	701,200
Distributions	-0-	(11,723,764)	-0-	-0-	(11,723,764)
Stock Compensation Expense	-0-	571,492	-0-	-0-	571,492
Net Income (Loss)	-0-	-0-	-0-	20,071,984	20,071,984

Balance June 30, 2018	$50,000,000	$161,340,676	$-0-	$8,715,436	$462,525,809

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

	SIX MONTHS ENDED
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$11,786,096	$(2,136,353)
Non-Cash items included in Net Income (Loss):
Depreciation	17,619,652	15,358,892
Amortization of Financing Costs	364,531	306,962
Stock Compensation Expense	1,058,873	853,554
Provision for Uncollectible Notes and Other Receivables	622,675	568,349
Gain on Sales of Marketable Securities, net	-0-	(20,107)
(Increase) Decrease in Fair Value of Marketable Securities	(6,243,581)	9,275,149
Loss on Sales of Investment Property and Equipment	8,714	80,632
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(4,586,486)	(5,596,315)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	(4,550,946)	(3,061,827)
Prepaid Expenses and Other Assets	(6,272,861)	(1,965,714)
Accounts Payable	459,182	961,382
Accrued Liabilities and Deposits	1,109,376	(577,796)
Tenant Security Deposits	272,972	398,041
Net Cash Provided by Operating Activities	11,648,197	14,444,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	-0-	(21,010,527)
Purchase of Investment Property and Equipment	(27,326,217)	(23,559,057)
Proceeds from Sales of Investment Property and Equipment	1,400,288	1,141,157
Additions to Land Development Costs	(7,603,680)	(3,694,511)
Purchase of Marketable Securities	(933,572)	(14,622,458)
Proceeds from Sales of Marketable Securities	-0-	268,675
Net Cash Used in Investing Activities	(34,463,181)	(61,476,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Payments on Short Term Borrowings	(69,330,342)	(57,229)
Principal Payments of Mortgages	(3,765,800)	(3,393,435)
Financing Costs on Debt	(14,904)	(35,532)
Proceeds from Issuance of Preferred Stock, net of offering costs	96,688,218	48,247,280
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments reinvestments	17,705,263	14,817,445
Proceeds from Exercise of Stock Options	434,660	835,120
Preferred Dividends Paid	(11,934,014)	(9,803,805)
Common Dividends Paid, net of Dividend Reinvestments	(10,449,385)	(11,502,896)
Net Cash Provided by Financing Activities	19,333,696	39,106,948

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(3,481,288)	(7,924,924)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	12,777,411	27,891,249
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$9,296,123	$19,966,325

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 118 manufactured home communities containing approximately 21,500 developed homesites as of June 30, 2019. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company previously entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of June 30, 2019, these agreements have expired and the Company does not have any interest rate swap agreements in effect.

Recently Adopted Accounting Pronouncements

In August 2018, the Securities and Exchange Commission adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The first presentation of changes in stockholders’ equity was included in the Form 10-Q for the quarter ended March 31, 2019.

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

The Company adopted this standard effective January 1, 2019, and it did not have a material impact on the Company’s financial position, results of operations or cash flows. Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. The non-lease components of our lease agreements consist primarily of utility reimbursements. We have elected the lessor practical expedient to combine the lease and non-lease components. We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. For leases with a term greater than one year, right-of-use assets and corresponding liabilities are included on the Consolidated Balance Sheet. The right-of-use asset and corresponding lease liabilities are measured as the estimated present value of minimum lease payments at the commencement of the lease agreement and discounted by our borrowing rate. As of June 30, 2019, the right-of-use assets and corresponding lease liabilities of $2,806,708 is included in Prepaid Expenses and Other Assets and Accrued Liabilities and Deposits on the Consolidated Balance Sheets. Future minimum lease payments under these leases over the remaining lease terms are as follows:

2019	$160,181
2020	324,246
2021	326,187
2022	178,504
2023	104,662
Thereafter	7,954,333

Total Lease Payments	$9,048,114

The weighted average remaining lease term for these leases is 166.8 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%. Additionally, for all leases, we have elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts containing a lease, the lease classification for expired or existing contracts, and measurement of initial direct costs for any existing leases.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown:

	6/30/19	12/31/18	6/30/18	12/31/17

Cash and Cash Equivalents	$3,724,627	$7,433,470	$15,227,599	$23,242,090
Restricted Cash	5,571,496	5,343,941	4,738,726	4,649,159
Cash, Cash Equivalents And Restricted Cash	$9,296,123	$12,777,411	$19,966,325	$27,891,249

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

Our primary source of revenue is generated from lease agreements for our sites and homes. Resident leases are generally for one-year or month-to-month terms, and are renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute. The lease component of these agreements is accounted for under ASC 842 “Leases.” The non-lease components of our lease agreements consist primarily of utility reimbursements, which are accounted for with the site lease as a single lease under ASC 842.

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

As of June 30, 2019 and 2018, the Company had notes receivable of $33,797,223 and $26,621,809, respectively. Notes receivables are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contacts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the three months ended June 30, 2019, common stock equivalents resulting from employee stock options to purchase 2,854,600 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the six months ended June 30, 2019, common stock equivalents resulting from employee stock options to purchase 2,854,600 shares of common stock amounted to 244,573 shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the three months ended June 30, 2018, common stock equivalents resulting from employee stock options to purchase 2,239,100 shares amounted to 370,702 shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the six months ended June 30, 2018, employee stock options to purchase 2,239,100 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities consists primarily of marketable common and preferred stock of other REITs with a fair value of $106,772,889 as of June 30, 2019. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning undistributed income (accumulated deficit) of $11,519,582 to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. Subsequent changes in the fair value of the Company’s marketable securities will be recorded to “Increase (Decrease) in Fair Value of Marketable Securities” on our Consolidated Statements of Income (Loss).

During the six months ended June 30, 2019, the Company made purchases of $933,572 in marketable securities. Of this amount, the Company made total purchases of 64,996 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $836,555 or weighted average cost of $12.87 per share. The Company owned a total of 2,511,049 MREIC common shares as of June 30, 2019 at a total cost of $23,128,963 and a fair value of $34,024,715.

As of June 30, 2019, the Company had total net unrealized losses of $(33,912,233) in its REIT securities portfolio. For the three and six months ended June 30, 2019, the Company recorded a $2,352,185 decrease and a $6,243,581 increase, respectively, in the fair value of these marketable securities. The Company held fourteen securities that had unrealized losses as of June 30, 2019. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

NOTE 4 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provides for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extends the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. As of June 30, 2019, there was no outstanding balance on this Facility.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $364,236 and $432,126 at June 30, 2019 and December 31, 2018, respectively. The weighted average interest rate was 5.1% and 4.2% at June 30, 2019 and December 31, 2018, respectively, not including the effect of unamortized debt issuance costs. At June 30, 2019, $10,060,048 was outstanding on the margin loan at an interest rate of 3.0%.

On April 30, 2019, the Company expanded its revolving line of credit for the financing of homes from $10 million to $15 million.

Mortgages Payable

The following is a summary of our mortgages payable as of June 30, 2019 and December 31, 2018:

	6/30/2019		12/31/2018
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$330,645,711	4.3%	$334,411,425	4.3%
Total mortgages before unamortized debt issuance costs	330,645,711	4.3%	334,411,425	4.3%
Unamortized debt issuance costs	(3,036,626)		(3,318,362)
Mortgages, net of unamortized debt issuance costs	$327,609,085	4.3%	$331,093,063	4.3%

As of June 30, 2019 and December 31, 2018, the weighted average loan maturity of mortgages payable was 5.8 years and 6.3 years, respectively.

On July 1, 2019, the Company obtained two Federal National Mortgage Association mortgages totaling $38,775,000 through Wells Fargo Bank, N.A on Oxford Village, Southwind Village and Woodlawn Village (See Note 10).

NOTE 5 - SHAREHOLDERS’ EQUITY

Common Stock

On June 17, 2019, the Company paid total cash dividends of $7,159,331 or $0.18 per share to common shareholders of record as of the close of business on June 17, 2019, of which $1,886,004 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). Total dividends paid to our common shareholders for the six months ended June 30, 2019 amounted to $14,139,383 of which $3,689,998 was reinvested. On July 1, 2019, the Company declared a dividend of $0.18 per share to be paid September 16, 2019 to common shareholders of record as of the close of business on August 15, 2019.

During the six months ended June 30, 2019, the Company received, including dividends reinvested of $3,689,998, a total of $21,395,261 from its DRIP. There were 1,671,105 new shares issued under the DRIP during this period.

8.0% Series B Cumulative Redeemable Preferred Stock

On June 17, 2019, the Company paid $1,900,600 in dividends or $0.50 per share for the period from March 1, 2019 through May 31, 2019 to holders of record as of the close of business on May 15, 2019 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred”). Dividends on our Series B Preferred shares are cumulative and payable quarterly at an annual rate of $2.00 per share. Total dividends paid to our Series B Preferred shareholders for the six months ended June 30, 2019 amounted to $3,801,200.

On July 1, 2019, the Company declared a dividend of $0.50 per share for the period from June 1, 2019 through August 31, 2019 to be paid on September 16, 2019 to Series B Preferred shareholders of record as of the close of business on August 15, 2019.

6.75% Series C Cumulative Redeemable Preferred Stock

On April 29, 2019, the Company issued and sold a total of 4,000,000 shares, including as a result of the underwriters’ exercise in full of their overallotment option of 400,000 shares, of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred”) at an offering price of $25.00 per share in an underwritten registered public offering. The additional shares of Series C Preferred will form a single series with, will have the same terms as, and will vote as a single class with, the 5,750,000 outstanding shares of Series C Preferred issued in July 2017 and will rank on a parity with the Company’s outstanding 8.0% Series B Cumulative Redeemable Preferred Stock and its outstanding 6.375% Series D Cumulative Redeemable Preferred Stock. After giving effect to the offering, the Company has a total of 9,750,000 shares of Series C Preferred outstanding.

The Company received net proceeds from the sale of the 4,000,000 shares of Series C Preferred of approximately $96.7 million, after deducting the underwriting discount and other estimated offering expenses, and intends to use the proceeds for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

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

On June 17, 2019, the Company paid $4,113,281 in dividends or $0.421875 per share for the period from March 1, 2019 through May 31, 2019 to holders of record as of the close of business on May 15, 2019 of our 6.75% Series C Preferred. Dividends on our Series C Preferred shares are cumulative and payable quarterly at an annual rate of $1.6875 per share. Total dividends paid to our Series C Preferred shareholders for the six months ended June 30, 2019 amounted to $6,539,063.

On July 1, 2019, the Company declared a dividend of $0.421875 per share for the period from June 1, 2019 through August 31, 2019 to be paid on September 16, 2019 to Series C Preferred shareholders of record as of the close of business on August 15, 2019.

6.375% Series D Cumulative Redeemable Preferred Stock

On June 17, 2019, the Company paid $796,876 in dividends or $0.3984375 per share for the period from March 1, 2019 through May 31, 2019 to holders of record as of the close of business on May 15, 2019 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred”). Dividends on our Series D Preferred shares are cumulative and payable quarterly at an annual rate of $1.59375 per share. Total dividends paid to our Series D Preferred shareholders for the six months ended June 30, 2019 amounted to $1,593,751.

On July 1, 2019, the Company declared a dividend of $0.3984375 per share for the period from June 1, 2019 through August 31, 2019 to be paid on September 16, 2019 to Series D Preferred shareholders of record as of the close of business on August 15, 2019.

NOTE 6 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $668,190 and $1,058,873 have been recognized for the three and six months ended June 30, 2019, respectively, and $571,492 and $853,554 have been recognized for the three and six months ended June 30, 2018, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2019 and 2018:

	2019	2018

Dividend yield	5.13%	4.77%
Expected volatility	24.04%	25.83%
Risk-free interest rate	2.50%	2.73%
Expected lives	10	10
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the six months ended June 30, 2019 and 2018 was $1.72 and $2.04 per share, respectively.

During the six months ended June 30, 2019, four participants exercised options to purchase a total of 42,000 shares of common stock at a weighted-average exercise price of $10.35 per share for total proceeds of $434,660. As of June 30, 2019, there were options outstanding to purchase 2,854,600 shares. There were 1,196,900 shares available for grant under the Amended and Restated 2013 Incentive Award Plan. The aggregate intrinsic value of options outstanding as of June 30, 2019 was $2,577,698 and the aggregate intrinsic value of options exercised during the six months ended June 30, 2019 was $133,240.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2019:
Marketable Securities - Preferred stock	$3,801,821	$3,801,821	$-0-	$-0-
Marketable Securities - Common stock	102,971,068	102,971,068	-0-	-0-
Total	$106,772,889	$106,772,889	$-0-	$-0-

As of December 31, 2018:
Marketable Securities - Preferred stock	$3,399,558	$3,399,558	$-0-	$-0-
Marketable Securities - Common stock	96,196,178	96,196,178	-0-	-0-
Total	$99,595,736	$99,595,736	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2019, the fair value of Fixed Rate Mortgages Payable amounted to $334,224,345 and the carrying value of Fixed Rate Mortgages Payable amounted to $330,645,711.

NOTE 8 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company entered into contracts to purchase four communities for a total purchase price of approximately $56,237,000. The purchase of three of these communities have closed subsequent to quarter end (see Note 10) and the purchase of the remaining community is expected to close later in the third quarter of 2019.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of June 30, 2019, the total loan balance under this agreement was approximately $2.7 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of June 30, 2019, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $2.8 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $21,675,000 of loans that the Company acquired under the COP Program as of June 30, 2019.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2019 and 2018 was $9,172,403 and $7,669,068 respectively. Interest cost capitalized to Land Development was $614,467 and $398,852 for the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019 and 2018, the Company had Dividend Reinvestments of $3,689,998 and $1,590,384 respectively, which required no cash transfers.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On July 1, 2019, the Company obtained two Federal National Mortgage Association (“Fannie Mae”) mortgages totaling $38,775,000 through Wells Fargo Bank, N.A. (“Wells Fargo”) on Oxford Village, Southwind Village and Woodlawn Village. The interest rate on these mortgages are fixed at 3.41%. These mortgages mature on July 1, 2029, with principal repayments based on a 30-year amortization schedule. Proceeds from these mortgages were used to repay the existing Oxford Village and Southwind Village mortgages of approximately $11.5 million, which had a weighted average interest rate of 5.94%.

On July 3, 2019, the Company acquired Friendly Village, located in Perrysburg, Ohio, for approximately $19,386,000. This all-age community contains a total of 824 developed homesites that are situated on approximately 101 total acres. At the date of acquisition, the average occupancy for this community was approximately 46%. In conjunction with this acquisition, the Company assumed a mortgage of approximately $7,300,000 on this property. The interest rate on this mortgage is fixed at 4.6175%. This mortgage matures on June 6, 2023.

On July 30, 2019, the Company acquired two communities, New Colony and 51 Estates, located in Pennsylvania, for approximately $11,650,000. These communities contain a total of 285 developed homesites that are situated on approximately 60 acres. At the date of acquisition, the average occupancy for these communities was approximately 76%.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2018 and through July 30, 2019. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Six Months Ended
	6/30/19	6/30/18	6/30/19	6/30/18

Rental and Related Income	$32,246,000	$30,457,000	$63,748,000	$60,120,000
Community Operating Expenses	15,430,000	14,044,000	31,035,000	28,240,000
Net Income (Loss) Attributable to Common Shareholders	(5,547,000)	14,335,000	357,000	(13,504,000)
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic	$(0.15)	$0.39	$0.01	$(0.37)
Net Income (Loss) Attributable to Common Shareholders Per Share –Diluted	$(0.15)	$0.39	$0.01	$(0.37)

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

The Company is a self-administered, self-managed Real Estate Investment Trust (“REIT”) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on an annual or month-to-month basis to residential manufactured homeowners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to qualified residents and prospective residents of our communities.

As of June 30, 2019, the Company owned and operated 118 manufactured home communities containing approximately 21,500 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. Subsequent to quarter end, the Company purchased an additional 3 communities containing approximately 1,100 developed home sites.

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

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three months ended June 30, 2019, total income increased 16% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 6%. For the six months ended June 30, 2019, total income increased 16% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 6%. Same property occupancy, which includes communities owned and operated as of January 1, 2018, increased by 140 basis points to 83.6% over the prior year period. Year to date, same property NOI increased 4.3% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

Sales of manufactured homes continued to perform well, increasing by approximately 51% and 49% for the three and six months ended June 30, 2019, respectively. Demand for housing remains healthy, due to improvements in the economy, sustained wage and job growth and still favorable interest rates. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As household formation strengthens and for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 336 rental homes during the first six months of 2019. This brings the total number of rental homes to approximately 6,800 rental homes, or 31.8% of total sites. Occupied rental homes represent approximately 35.7% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 93.6% as of June 30, 2019. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding a total of approximately 800 rental homes in 2019.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

Supplemental Measures

In addition to the results reported in accordance with GAAP, management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies, and include Community NOI, Funds from Operations Attributable to Common Shareholders (“FFO”), and Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”).

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

The Company’s Community NOI for the three and six months ended June 30, 2019 and 2018 is calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/19	6/30/18	6/30/19	6/30/18

Rental and Related Income	$31,388,423	$28,237,771	$62,032,140	$55,508,248
Less: Community Operating Expenses	14,969,705	12,715,180	30,113,958	25,469,996
Community NOI	$16,418,718	$15,522,591	$31,918,182	$30,038,252

We also assess and measure our overall operating results based upon an industry performance measure referred to as Funds from Operations Attributable to Common Shareholders (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, and the change in the fair value of marketable securities plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of NAREIT FFO to make an election to include or exclude gains and losses on the sale of these assets, such as marketable equity securities and include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude the change in the fair value of marketable securities from our FFO calculation. Prior to the adoption of the FFO White Paper – 2018 Restatement, we utilized Core Funds from Operations (Core FFO), which we defined as FFO, excluding the change in the fair value of marketable securities. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”), as FFO, excluding gains and losses realized on marketable securities investments and certain one-time charges. FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and Normalized FFO and, accordingly, our FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO and Normalized FFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as alternatives to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO and Normalized FFO for the three and six months ended June 30, 2019 and 2018 are calculated as follows:

	Three Months Ended		Six Months Ended
	6/30/19	6/30/18	6/30/19	6/30/18

Net Income (Loss) Attributable to Common Shareholders	$(5,537,053)	$14,948,727	$377,083	$(12,205,783)
Depreciation Expense	8,868,341	7,764,258	17,619,652	15,358,892
(Gain) Loss on Sales of Depreciable Assets	(12,262)	64,927	8,714	80,632
(Increase) Decrease in Fair Value of Marketable Securities (1)	2,352,185	(16,623,670)	(6,243,581)	9,275,149
FFO Attributable to Common Shareholders	5,671,211	6,154,242	11,761,868	12,508,890

Adjustments:
Non- Recurring Other Expense (2)	-0-	525,000	-0-	525,000
Settlement of utility billing dispute over a prior 10-year period	-0-	-0-	375,250	-0-
Gain on Sales of Marketable Securities, net	-0-	-0-	-0-	(20,107)
Normalized FFO Attributable to Common Shareholders	$5,671,211	$6,679,242	$12,137,118	$13,013,783

(1) (Increase) Decrease in Fair Value of Marketable Securities, if any, were previously recorded in Core FFO.

(2) Consists of one-time payroll expenditures.

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	6/30/19	6/30/18

Operating Activities	$11,648,197	$14,444,849
Investing Activities	(34,463,181)	(61,476,721)
Financing Activities	19,333,696	39,106,948

Changes In Results Of Operations

Rental and Related Income increased 11% from $28,237,771 for the three months ended June 30, 2018 to $31,388,423 for the three months ended June 30, 2019. Rental and Related Income increased 12% from $55,508,248 for the six months ended June 30, 2018 to $62,032,140 for the six months ended June 30, 2019. These increases were primarily due to the acquisitions made during 2018, as well as increases in rental rates, same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 140 basis points from 82.2% as of June 30, 2018 to 83.6% at quarter-end. Occupied rental homes increased 14% from approximately 5,600 homes at June 30, 2018 to 6,400 homes at June 30, 2019.

Community Operating Expenses increased 18% from $12,715,180 for the three months ended June 30, 2018 to $14,969,705 for the three months ended June 30, 2019. Community Operating Expenses increased 18% from $25,469,996 for the six months ended June 30, 2018 to $30,113,958 for the six months ended June 30, 2019. These increases were primarily due to an increase in water and sewer costs, rental home expenses and payroll and personnel costs primarily from the acquisitions made during 2018 and the increase in rental homes. In addition, for the six months ended June 30, 2019, there was a one-time settlement of $375,250 for a utility billing dispute over a prior 10-year period.

Community NOI increased 6% from $15,522,591 for the three months ended June 30, 2018 to $16,418,718 for the three months ended June 30, 2019. Community NOI increased 6% from $30,038,252 for the six months ended June 30, 2018 to $31,918,182 for the six months ended June 30, 2019. These increases were primarily due to the acquisitions during 2018, and increases in rental rates, occupancy and rental homes. The Company’s Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) was 45.0% and 47.7% for the three months ended June 30, 2018 and 2019, respectively. The Company’s Operating Expense Ratio was 45.9% and 48.5% for the six months ended June 30, 2018 and 2019, respectively. Excluding the one-time settlement charge of $375,250, the Company’s Operating Expense Ratio for the six months ended June 30, 2019 was 47.9%. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 51% from $3,860,779 for the three months ended June 30, 2018 to $5,841,615 for the three months ended June 30, 2019. Sales of manufactured homes increased 49% from $6,386,266 for the six months ended June 30, 2018 to $9,485,329 for the six months ended June 30, 2019. The Company has seen a 28% increase in the number of homes sold from 124 homes sold for the six months ended June 30, 2018 to 159 homes sold for the six months ended June 30, 2019. Cost of sales of manufactured homes amounted to $4,256,639 and $2,913,825 for the three months ended June 30, 2019 and 2018, respectively. Cost of sales of manufactured homes amounted to $6,845,808 and $4,893,996 for the six months ended June 30, 2019 and 2018, respectively. The gross profit percentage was 27% and 25% for the three months ended June 30, 2019 and 2018, respectively. The gross profit percentage was 28% and 23% for the six months ended June 30, 2019 and 2018, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1,336,940 and $1,085,244 for the three months ended June 30, 2019 and 2018, respectively. Selling expenses amounted to $2,427,962 and $1,889,316 for the six months ended June 30, 2019 and 2018, respectively. Income (Loss) from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to income of $178,070 or 3% of total sales and a loss of $(287,951) or 7% of total sales for the three months ended June 30, 2019 and 2018, respectively. Income (Loss) from the sales operations amounted to income of $75,502 or 1% of total sales and a loss of $(580,961) or 9% of total sales for the six months ended June 30, 2019 and 2018, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

The U.S. homeownership rate was 64.1% in the second quarter of 2019, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. Conventional home prices continue to rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses decreased 4% from $3,282,682 for the three months ended June 30, 2018 to $3,156,267 for the three months ended June 30, 2019. General and Administrative Expenses decreased 6% from $5,641,238 for the six months ended June 30, 2018 to $5,330,900 for the six months ended June 30, 2019. This decrease was primarily due to a decrease in personnel costs. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) was 7.9% and 6.9% for the three and six months ended June 30, 2019, respectively, compared and 7.8% and 7.5% for the three and six months ended June 30, 2018, respectively.

Depreciation Expense increased 14% from $7,764,258 for the three months ended June 30, 2018 to $8,868,341 for the three months ended June 30, 2019. Depreciation Expense increased 15% from $15,358,892 for the six months ended June 30, 2018 to $17,619,652 for the six months ended June 30, 2019. This increase was primarily due to the acquisitions and the increase in rental homes during 2018 and 2019.

Interest Income increased 16% from $536,176 for the three months ended June 30, 2018 to $621,440 for the three months ended June 30, 2019. Interest Income increased 13% from $1,006,406 for the six months ended June 30, 2018 to $1,136,623 for the six months ended June 30, 2019. These increases were primarily due to an increase in the average balance of notes receivable. The average balance at June 30, 2019 and 2018 was approximately $31.8 million and $25.3 million, respectively.

Dividend Income decreased 22% from $2,474,180 for the three months ended June 30, 2018 to $1,938,145 for the three months ended June 30, 2019. Dividend Income decreased 21% from $4,899,320 for the six months ended June 30, 2018 to $3,875,559 for the six months ended June 30, 2019. These decreases were primarily due to a reduction in dividends from two securities. It is the Company’s intent to hold these marketable securities long-term. Dividends received from our marketable securities investments were at a weighted average yield of approximately 7.4% and 8.1% at June 30, 2019 and 2018, respectively, and continue to meet our expectations.

Increase (Decrease) in Fair Value of Marketable Securities decreased from a gain of $16,623,670 for the three months ended June 30, 2018 to a loss of $(2,352,185) for the three months ended June 30, 2019. Increase (Decrease) in Fair Value of Marketable Securities increased from a loss of $(9,275,149) for the six months ended June 30, 2018 to a gain of $6,243,581 for the six months ended June 30, 2019. As of June 30, 2019, the Company had total net unrealized losses of $33,912,233 in its REIT securities portfolio.

Interest Expense, including Amortization of Financing Costs, increased 7% from $3,966,992 for the three months ended June 30, 2018 to $4,246,646 for the three months ended June 30, 2019. Interest Expense increased 18% from $7,547,460 for the six months ended June 30, 2018 to $8,893,188 for the six months ended June 30, 2019. The weighted average balance of our mortgages payable increased from approximately $303 million as of June 30, 2018 to approximately $329 million as of June 30, 2019. Additionally, the weighted average interest rate on our mortgages payable increased from 4.2% at June 30, 2018 to 4.3% at June 30, 2019, not including the effect of unamortized debt issuance costs.

Changes in Financial Condition

Total Investment Property and Equipment increased 3% or $24,374,099 during the six months ended June 30, 2019. The Company added 336 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio increased 130 basis points and was 93.6% at June 30, 2019 as compared to 92.3% at December 31, 2018.

Marketable Securities increased 7% or $7,177,153 during the six months ended June 30, 2019. This increase was due to a net increase in the fair value of $6,243,581 and purchases of $933,572.

Mortgages Payable, net of unamortized debt issuance costs, decreased 1% or $3,483,978 during the six months ended June 30, 2019. The decrease was primarily due to principal payments.

Loans Payable, net of unamortized debt issuance costs, decreased 64% or $69,262,537 during the six months ended June 30, 2019. This decrease was primarily due to a decrease of $21.9 million on our margin loan, decrease of $50 million on our credit facility, decrease of $3 million on our revolving credit facilities for the purchase of inventory, offset by an increase of $6 million on our revolving line of credit secured by the Company’s eligible notes receivable.

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

The Company continues to strengthen its capital and liquidity positions. On April 29, 2019, the Company issued and sold an additional 4,000,000 shares, including as a result of the underwriters’ exercise in full of their overallotment option of 400,000 shares, of its Series C Preferred at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of the 4,000,000 shares of Series C Preferred of approximately $96.7 million, after deducting the underwriting discount and other estimated offering expenses, and intends to use the proceeds for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

The Company also raised $21,395,261 from the issuance of common stock in the DRIP during the six months ended June 30, 2019, which included Dividend Reinvestments of $3,689,998. Dividends paid on the common stock for the six months ended June 30, 2019 were $14,139,383, of which $3,689,998 were reinvested. Dividends paid on the Series B Preferred shares, the Series C Preferred shares and the Series D Preferred shares for the six months ended June 30, 2019 totaled $11,934,014.

Net Cash provided by Operating Activities amounted to $11,648,197 and $14,444,849 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had Cash and Cash Equivalents of $3.7 million, Marketable Securities of $106.8 million, encumbered by $10.1 million in margin loans, approximately $20.7 million available on its revolving credit facilities for the financing of home sales and the purchase of inventory and $75 million available on our unsecured credit facility, with an additional $50 million potentially available pursuant to an accordion feature.

As of June 30, 2019, the Company owned 118 communities, of which 46 were unencumbered. Except for 14 communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity.

As of June 30, 2019, the Company had total assets of $915,286,843 and total liabilities of $385,299,092. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of June 30, 2019 was approximately 29% and the Company’s net debt, less securities to total market capitalization as of June 30, 2019 was approximately 20%. As of June 30, 2019, the Company has three mortgages due in the next 12 months of approximately $13.8 million. Two of these mortgages were refinanced on July 1, 2019 (see Note 10). The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain rental rates and occupancy levels;
●	changes in market rates of interest;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	the ability of manufactured home buyers to obtain financing;

●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a real estate investment trust for federal income tax purposes; and,
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: August 8, 2019	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 8, 2019	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

