Form 10-Q
period 2019-09-30
UMH PROPERTIES, INC.
filed 2019-11-07
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of November 1, 2019
Common Stock, $.10 par value per share	40,852,636

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)
- ASSETS -

Investment Property and Equipment
Land	$72,349,068	$68,154,110
Site and Land Improvements	596,123,002	533,547,154
Buildings and Improvements	26,229,356	25,156,183
Rental Homes and Accessories	287,909,455	254,598,641
Total Investment Property	982,610,881	881,456,088
Equipment and Vehicles	20,497,633	18,791,688
Total Investment Property and Equipment	1,003,108,514	900,247,776
Accumulated Depreciation	(223,185,106)	(197,208,363)
Net Investment Property and Equipment	779,923,408	703,039,413

Other Assets
Cash and Cash Equivalents	11,111,055	7,433,470
Marketable Securities at Fair Value	116,437,477	99,595,736
Inventory of Manufactured Homes	30,515,698	23,703,322
Notes and Other Receivables, net	37,270,024	31,493,555
Prepaid Expenses and Other Assets	11,722,083	6,195,596
Land Development Costs	23,172,483	9,441,025
Total Other Assets	230,228,820	177,862,704

TOTAL ASSETS	$1,010,152,228	$880,902,117

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$375,483,776	$331,093,063

Other Liabilities:
Accounts Payable	5,015,806	3,873,445
Loans Payable, net of unamortized debt issuance costs	76,481,701	107,985,353
Accrued Liabilities and Deposits	9,938,967	7,410,055
Tenant Security Deposits	6,597,639	5,842,161
Total Other Liabilities	98,034,113	125,111,014
Total Liabilities	473,517,889	456,204,077

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000,000 shares authorized; 3,801,200 shares issued and outstanding as of September 30, 2019 and December 31, 2018	95,030,000	95,030,000
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 9,750,000 and 5,750,000 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	243,750,000	143,750,000
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 2,300,000 shares authorized; 2,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	50,000,000	50,000,000
Common Stock - $0.10 par value per share; 123,363,800 and 111,363,800 shares authorized; 40,810,874 and 38,320,414 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4,081,087	3,832,041
Excess Stock - $0.10 par value per share; 3,000,000 shares authorized; no shares issued or outstanding as of September 30, 2019 and December 31, 2018	-0-	-0-
Additional Paid-In Capital	169,137,034	157,449,781
Undistributed Income (Accumulated Deficit)	(25,363,782)	(25,363,782)
Total Shareholders’ Equity	536,634,339	424,698,040

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,010,152,228	$880,902,117

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

INCOME:
Rental and Related Income	$32,947,667	$28,728,078	$94,979,807	$84,236,326
Sales of Manufactured Homes	4,381,223	4,719,036	13,866,552	11,105,302
Total Income	37,328,890	33,447,114	108,846,359	95,341,628

EXPENSES:
Community Operating Expenses	15,771,602	13,288,715	45,885,560	38,758,711
Cost of Sales of Manufactured Homes	3,271,260	3,512,705	10,117,068	8,406,701
Selling Expenses	1,374,932	1,024,188	3,802,894	2,913,504
General and Administrative Expenses	2,579,348	2,559,023	7,910,248	8,200,261
Depreciation Expense	9,390,236	8,051,627	27,009,888	23,410,519
Total Expenses	32,387,378	28,436,258	94,725,658	81,689,696

OTHER INCOME (EXPENSE):
Interest Income	650,767	563,549	1,787,390	1,569,955
Dividend Income	1,858,831	2,704,255	5,734,390	7,603,575
Gain on Sales of Marketable Securities, net	-0-	-0-	-0-	20,107
Increase (Decrease) in Fair Value of Marketable Securities	9,234,252	(10,487,430)	15,477,833	(19,762,579)
Other Income	170,593	134,761	423,639	334,740
Interest Expense	(4,395,806)	(4,247,855)	(13,288,994)	(11,795,315)
Total Other Income (Expense)	7,518,637	(11,332,720)	10,134,258	(22,029,517)

Income (Loss) before Loss on Sales of Investment Property and Equipment	12,460,149	(6,321,864)	24,254,959	(8,377,585)
Loss on Sales of Investment Property and Equipment	(27,341)	(27,479)	(36,055)	(108,111)
Net Income (Loss)	12,432,808	(6,349,343)	24,218,904	(8,485,696)
Less: Preferred Dividends	6,810,756	5,123,257	18,219,769	15,192,687
Net Income (Loss) Attributable to Common Shareholders	$5,622,052	$(11,472,600)	$5,999,135	$(23,678,383)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Basic and Diluted Income (Loss) Per Share:

Net Income (Loss)	$0.31	$(0.17)	$0.61	$(0.23)
Less: Preferred Dividends	0.17	0.14	0.46	0.42
Net Income (Loss) Attributable to Common Shareholders	$0.14	$(0.31)	$0.15	$(0.65)

Weighted Average Common Shares Outstanding:

Basic	40,513,150	37,151,432	39,591,565	36,542,855
Diluted	40,753,553	37,151,432	39,829,716	36,542,855

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2018	38,320,414	$3,832,041	$95,030,000	$143,750,000

Common Stock Issued with the DRIP	836,847	83,685	-0-	-0-
Common Stock Issued through Restricted/Unrestricted Stock Awards	1,000	100	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance March 31, 2019	39,158,261	3,915,826	95,030,000	143,750,000

Common Stock Issued with the DRIP	834,258	83,426	-0-	-0-
Common Stock Issued through Restricted/Unrestricted Stock Awards	119,600	11,960	-0-	-0-
Common Stock Issued through Stock Options	42,000	4,200	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	100,000,000
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance June 30, 2019	40,154,119	4,015,412	95,030,000	243,750,000

Common Stock Issued with the DRIP	644,755	64,475	-0-	-0-
Common Stock Issued through Stock Options	32,000	3,200	-0-	-0-
Repurchase of Common Stock	(20,000)	(2,000)	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance September 30, 2019	40,810,874	$4,081,087	$95,030,000	$243,750,000

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2017	35,488,068	$3,548,807	$95,030,000	$143,750,000

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP	809,076	80,907	-0-	-0-
Common Stock Issued through Restricted Stock Awards	2,000	200	-0-	-0-
Common Stock Issued through Stock Options	12,000	1,200	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance March 31, 2018	36,311,144	3,631,114	95,030,000	143,750,000

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP	472,825	47,283	-0-	-0-
Common Stock Issued through Restricted Stock Awards	46,000	4,600	-0-	-0-
Common Stock Issued through Stock Options	67,000	6,700	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance June 30, 2018	36,896,969	3,689,697	95,030,000	143,750,000

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP	517,571	51,757	-0-	-0-
Common Stock Issued through Restricted Stock Awards	1,000	100	-0-	-0-
Common Stock Issued through Stock Options	50,500	5,050	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-

Balance September 30, 2018	37,466,040	$3,746,604	$95,030,000	$143,750,000

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

	Preferred Stock	Additional Paid-In	Accumulated Other Comprehensive	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Income (Loss)	Deficit)	Equity

Balance December 31, 2018	$50,000,000	$157,449,781	$-0-	$(25,363,782)	$424,698,040

Common Stock Issued with the DRIP	-0-	10,588,019	-0-	-0-	10,671,704
Common Stock Issued through Restricted Stock Awards	-0-	(100)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-	-0-
Distributions	-0-	(1,065,916)	-0-	(11,037,393)	(12,103,309)
Stock Compensation Expense	-0-	390,683	-0-	-0-	390,683
Net Income (Loss)	-0-	-0-	-0-	11,037,393	11,037,393

Balance March 31, 2019	50,000,000	167,362,467	-0-	(25,363,782)	434,694,511

Common Stock Issued with the DRIP	-0-	10,640,131	-0-	-0-	10,723,557
Common Stock Issued through Restricted Stock Awards	-0-	(11,960)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	430,460	-0-	-0-	434,660
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	(3,311,782)	-0-	-0-	96,688,218
Distributions	-0-	(13,221,385)	-0-	(748,703)	(13,970,088)
Stock Compensation Expense	-0-	668,190	-0-	-0-	668,190
Net Income (Loss)	-0-	-0-	-0-	748,703	748,703

Balance June 30, 2019	50,000,000	162,556,121	-0-	(25,363,782)	529,987,751

Common Stock Issued with the DRIP	-0-	7,756,949	-0-	-0-	7,821,424
Common Stock Issued through Stock Options	-0-	326,120	-0-	-0-	329,320
Repurchase of Common Stock	-0-	(235,314)	-0-	-0-	(237,314)
Distributions	-0-	(1,699,679)	-0-	(12,432,808)	(14,132,487)
Stock Compensation Expense	-0-	432,837	-0-	-0-	432,837
Net Income (Loss)	-0-	-0-	-0-	12,432,808	12,432,808

Balance September 30, 2019	$50,000,000	$169,137,034	$-0-	$(25,363,782)	$536,634,339

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

	Preferred Stock	Additional Paid-In	Accumulated Other Comprehensive	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Income (Loss)	Deficit)	Equity

Balance December 31, 2017	$-0-	$168,034,868	$11,519,582	$(667,793)	$421,215,464

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	(11,519,582)	11,519,582	-0-
Common Stock Issued with the DRIP	-0-	9,970,592	-0-	-0-	10,051,499
Common Stock Issued through Restricted Stock Awards	-0-	(200)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	132,720	-0-	-0-	133,920
Preferred Stock Issued through Underwritten Registered Public Offering, net	50,000,000	(1,752,720)	-0-	-0-	48,247,280
Distributions	-0-	(11,173,321)	-0-	-0-	(11,173,321)
Stock Compensation Expense	-0-	282,062	-0-	-0-	282,062
Net Income (Loss)	-0-	-0-	-0-	(22,208,337)	(22,208,337)

Balance March 31, 2018	50,000,000	165,494,001	-0-	(11,356,548)	446,548,567

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP	-0-	6,309,047	-0-	-0-	6,356,330
Common Stock Issued through Restricted Stock Awards	-0-	(4,600)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	694,500	-0-	-0-	701,200
Distributions	-0-	(11,723,764)	-0-	-0-	(11,723,764)
Stock Compensation Expense	-0-	571,492	-0-	-0-	571,492
Net Income (Loss)	-0-	-0-	-0-	20,071,984	20,071,984

Balance June 30, 2018	50,000,000	161,340,676	-0-	8,715,436	462,525,809

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP	-0-	7,757,624	-0-	-0-	7,809,381
Common Stock Issued through Restricted Stock Awards	-0-	(100)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	544,830	-0-	-0-	549,880
Distributions	-0-	(8,782,440)	-0-	(3,033,886)	(11,816,326)
Stock Compensation Expense	-0-	394,168	-0-	-0-	394,168
Net Income (Loss)	-0-	-0-	-0-	(6,349,343)	(6,349,343)

Balance September 30, 2018	$50,000,000	$161,254,758	$-0-	$(667,793)	$453,113,569

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

	NINE MONTHS ENDED
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$24,218,904	$(8,485,696)
Non-Cash items included in Net Income (Loss):
Depreciation	27,009,888	23,410,519
Amortization of Financing Costs	559,325	462,604
Stock Compensation Expense	1,491,710	1,247,722
Provision (Benefit) for Uncollectible Notes and Other Receivables	971,873	(835,102)
Gain on Sales of Marketable Securities, net	-0-	(20,107)
(Increase) Decrease in Fair Value of Marketable Securities	(15,477,833)	19,762,579
Loss on Sales of Investment Property and Equipment	36,055	108,111
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(6,812,376)	(7,521,803)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	(6,748,342)	(3,280,881)
Prepaid Expenses and Other Assets	(3,814,046)	(1,995,025)
Accounts Payable	1,142,361	722,344
Accrued Liabilities and Deposits	2,528,912	666,513
Tenant Security Deposits	755,478	485,706
Net Cash Provided by Operating Activities	25,861,909	24,727,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(37,308,285)	(24,549,398)
Purchase of Investment Property and Equipment	(49,343,862)	(38,562,274)
Proceeds from Sales of Investment Property and Equipment	2,129,383	1,956,785
Additions to Land Development Costs	(13,731,458)	(8,504,424)
Purchase of Marketable Securities	(1,363,908)	(17,978,715)
Proceeds from Sales of Marketable Securities	-0-	268,675
Net Cash Used in Investing Activities	(99,618,130)	(87,369,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	44,850,000	13,442,000
Net (Payments) Proceeds on Short Term Borrowings	(31,576,000)	2,331,831
Principal Payments of Mortgages	(19,566,703)	(5,094,625)
Financing Costs on Debt	(786,735)	(290,852)
Proceeds from Issuance of Preferred Stock, net of offering costs	96,688,218	48,247,280
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	23,578,603	21,292,003
Repurchase of Common Stock	(237,314)	-0-
Proceeds from Exercise of Stock Options	763,980	1,385,000
Preferred Dividends Paid	(18,744,771)	(14,927,062)
Common Dividends Paid, net of Dividend Reinvestments	(15,823,031)	(16,861,142)
Net Cash Provided by Financing Activities	79,146,247	49,524,433

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	5,390,026	(13,117,434)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	12,777,411	27,891,249
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$18,167,437	$14,773,815

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 122 manufactured home communities containing approximately 23,000 developed homesites as of September 30, 2019. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company previously entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of September 30, 2019, these agreements have expired and the Company does not have any interest rate swap agreements in effect.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as a right-of-use asset and a corresponding liability. ASU 2016-02 also makes targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which included amendments to clarify certain aspects of the new lease standard. In July 2018, the FASB also issued ASU No. 2018-11, “Leases (Topic 842) – Target Improvements.” ASU No. 2018-11 provides a new transition method and a practical expedient to separating contract components as required by ASU 2016-02. Under ASU 2018-11, an entity applying the new lease accounting standard may record a cumulative adjustment to the opening balance of undistributed income (accumulated deficit) in the period of adoption, instead of having to restate comparative results, as initially required. Additionally, ASU No. 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance if both 1. the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same (instead of the timing and pattern of revenue recognition, as proposed); and 2. the lease component, if accounted for separately, would be classified as an operating lease. In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) – Narrow-Scope Improvements for Lessors.” ASU 2018-20 allow lessors to make an accounting policy election not to evaluate whether sales taxes and similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. The amendments also require a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. In addition, the amendments clarify that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in the new lease standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component.

The Company adopted this standard effective January 1, 2019, and it did not have a material impact on the Company’s financial position, results of operations or cash flows. Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. The non-lease components of our lease agreements consist primarily of utility reimbursements. We have elected the lessor practical expedient to combine the lease and non-lease components. We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. For leases with a term greater than one year, right-of-use assets and corresponding liabilities are included on the Consolidated Balance Sheet. The right-of-use asset and corresponding lease liabilities are measured as the estimated present value of minimum lease payments at the commencement of the lease agreement and discounted by our borrowing rate. As of September 30, 2019, the right-of-use assets and corresponding lease liabilities of $2,750,245 is included in Prepaid Expenses and Other Assets and Accrued Liabilities and Deposits on the Consolidated Balance Sheets. Future minimum lease payments under these leases over the remaining lease terms are as follows:

2019	$91,313
2020	369,135
2021	371,076
2022	212,171
2023	104,662
Thereafter	7,954,333

Total Lease Payments	$9,102,690

The weighted average remaining lease term for these leases is 165.0 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%. Additionally, for all leases, we have elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts containing a lease, the lease classification for expired or existing contracts, and measurement of initial direct costs for any existing leases.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2018. The Company’s restricted cash consists of amounts primarily held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. Restricted cash is included in Prepaid Expenses and Other Assets on the Consolidated Balance Sheets. Previously, changes in restricted cash were reported on the Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity.

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown:

	9/30/19	12/31/18	9/30/18	12/31/17

Cash and Cash Equivalents	$11,111,055	$7,433,470	$8,879,883	$23,242,090
Restricted Cash	7,056,382	5,343,941	5,893,932	4,649,159
Cash, Cash Equivalents And Restricted Cash	$18,167,437	$12,777,411	$14,773,815	$27,891,249

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

Our primary source of revenue is generated from lease agreements for our sites and homes. Resident leases are generally for one-year or month-to-month terms and are renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute. The lease component of these agreements is accounted for under ASC 842 “Leases.” The non-lease components of our lease agreements consist primarily of utility reimbursements, which are accounted for with the site lease as a single lease under ASC 842.

Prior to the adoption of ASC 606, sales of manufactured homes were recognized under ASC 605 “Revenue Recognition” since these homes are not permanent fixtures or improvements to the underlying real estate. In accordance with the core principle of ASC 606, we recognize revenue from home sales at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation.

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

As of September 30, 2019 and 2018, the Company had notes receivable of $35,370,466 and $28,094,814, respectively. Notes receivables are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contracts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

Other Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the three months ended September 30, 2019, common stock equivalents resulting from employee stock options to purchase 1,068,600 shares of common stock amounted to 240,403 shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the nine months ended September 30, 2019, common stock equivalents resulting from employee stock options to purchase 1,068,600 shares of common stock amounted to 238,151 shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the three and nine months ended September 30, 2018, employee stock options to purchase 2,227,600 shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions

On July 3, 2019, the Company acquired Friendly Village, located in Perrysburg, Ohio, for approximately $19,386,000. This all-age community contains a total of 824 developed homesites that are situated on approximately 101 total acres. At the date of acquisition, the average occupancy for this community was approximately 46%. In conjunction with this acquisition, the Company assumed a mortgage of approximately $7,300,000 on this property (See Note 5).

On July 30, 2019, the Company acquired two communities, New Colony and 51 Estates, located in Pennsylvania, for approximately $11,650,000. These communities contain a total of 285 developed homesites that are situated on approximately 60 acres. At the date of acquisition, the average occupancy for these communities was approximately 76%.

On August 27, 2019, the Company acquired Northtowne Meadows, located in Erie, Michigan, for approximately $25,201,000. This community contains a total of 386 developed homesites that are situated on approximately 85 total acres. At the date of acquisition, the average occupancy for this community was approximately 88%. In conjunction with this acquisition, the Company assumed a mortgage of approximately $12,100,000 on this property (See Note 5).

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the results of the acquired assets are included in the statements of income (loss) from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired, including transaction costs of approximately $606,000, for the nine months ended September 30, 2019:

At Acquisition Date
Assets Acquired:
Land	$4,185,790
Depreciable Property	52,529,669
Notes Receivable and Other	127,286
Total Assets Acquired	$56,842,745

See Note 12 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consists primarily of marketable common and preferred stock of other REITs with a fair value of $116,437,477 as of September 30, 2019. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

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

During the nine months ended September 30, 2019, the Company made purchases of $1,363,908 in marketable securities. Of this amount, the Company made total purchases of 96,129 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $1,263,079 or weighted average cost of $13.14 per share. The Company owned a total of 2,542,182 MREIC common shares as of September 30, 2019 at a total cost of $23,555,487 and a fair value of $36,632,846.

As of September 30, 2019, the Company had total net unrealized losses of $(24,677,981) in its REIT securities portfolio. For the three and nine months ended September 30, 2019, the Company recorded a $9,234,252 increase and a $15,477,833 increase, respectively, in the fair value of these marketable securities. The Company held thirteen securities that had unrealized losses as of September 30, 2019. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provided for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extended the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. As of September 30, 2019, $5,000,000 was outstanding on this Facility.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $359,692 and $432,126 at September 30, 2019 and December 31, 2018, respectively. The weighted average interest rate was 3.8% and 4.2% at September 30, 2019 and December 31, 2018, respectively, not including the effect of unamortized debt issuance costs. At September 30, 2019, $40,606,862 was outstanding on the margin loan at an interest rate of 2.5%.

On April 30, 2019, the Company expanded its revolving line of credit for the financing of homes from $10 million to $15 million.

Mortgages Payable

The following is a summary of our mortgages payable as of September 30, 2019 and December 31, 2018:

	9/30/2019		12/31/2018
	Amount	Rate	Amount	Rate

Fixed rate mortgages before unamortized debt issuance costs	$379,101,982	4.1%	334,411,425	4.3%
Unamortized debt issuance costs	(3,618,206)		(3,318,362)
Mortgages, net of unamortized debt issuance costs	$375,483,776	4.2%	$331,093,063	4.3%

As of September 30, 2019 and December 31, 2018, the weighted average loan maturity of mortgages payable was 6.2 years and 6.3 years, respectively.

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

On July 3, 2019, the Company assumed a mortgage loan with a balance of approximately $7,300,000, in conjunction with its acquisition of Friendly Village. The interest rate on this mortgage is fixed at 4.6175%. This mortgage matures on May 6, 2023.

On August 27, 2019, the Company assumed a mortgage loan with a balance of approximately $12,100,000, in conjunction with its acquisition of Northtowne Meadows. The interest rate on this mortgage is fixed at 4.45%. This mortgage matures on September 6, 2026.

On September 30, 2019, the Company obtained a $6,075,000 Fannie Mae mortgage through Wells Fargo on Twin Oaks I & II. The interest rate on this mortgage is fixed at 3.37%. This mortgage matures on October 1, 2029, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage was used to repay the existing Twin Oaks I & II mortgage of approximately $2.3 million, which had an interest rate of 5.75%.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On September 16, 2019, the Company paid total cash dividends of $7,321,730 or $0.18 per share to common shareholders of record as of the close of business on August 15, 2019, of which $1,948,084 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). Total dividends paid to our common shareholders for the nine months ended September 30, 2019 amounted to $21,461,113 of which $5,638,082 was reinvested. On October 3, 2019, the Company declared a dividend of $0.18 per share to be paid December 16, 2019 to common shareholders of record as of the close of business on November 15, 2019.

During the nine months ended September 30, 2019, the Company received, including dividends reinvested of $5,638,082, a total of $29,216,685 from its DRIP. There were 2,315,860 new shares issued under the DRIP during this period.

On August 14, 2019, the Company announced that it has discontinued granting waivers to the $1,000 monthly maximum for the purchase of shares for cash under its DRIP, which will result in less capital being raised through the DRIP going forward.

Issuer Purchases of Equity Securities

On January 15, 2019, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $25,000,000 in the aggregate of the Company’s common stock. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the Repurchase Program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During the nine months ended September 30, 2019, the Company repurchased 20,000 shares at an aggregate cost of $237,314, or a weighted average price of $11.87 per share.

8.0% Series B Cumulative Redeemable Preferred Stock

On September 16, 2019, the Company paid $1,900,600 in dividends or $0.50 per share for the period from June 1, 2019 through August 31, 2019 to holders of record as of the close of business on August 15, 2019 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred”). Dividends on our Series B Preferred shares are cumulative and payable quarterly at an annual rate of $2.00 per share. Total dividends paid to our Series B Preferred shareholders for the nine months ended September 30, 2019 amounted to $5,701,800.

On October 3, 2019, the Company declared a dividend of $0.50 per share for the period from September 1, 2019 through November 30, 2019 to be paid on December 16, 2019 to Series B Preferred shareholders of record as of the close of business on November 15, 2019.

6.75% Series C Cumulative Redeemable Preferred Stock

On April 29, 2019, the Company issued and sold a total of 4,000,000 shares, including as a result of the underwriters’ exercise in full of their overallotment option of 400,000 shares, of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred”) at an offering price of $25.00 per share in an underwritten registered public offering. The additional shares of Series C Preferred form a single series with, have the same terms as, and vote as a single class with, the 5,750,000 previously outstanding shares of Series C Preferred issued in July 2017 and rank on a parity with the Company’s outstanding 8.0% Series B Cumulative Redeemable Preferred Stock and its outstanding 6.375% Series D Cumulative Redeemable Preferred Stock. As of September 30, 2019, after giving effect to the offering, the Company had a total of 9,750,000 shares of Series C Preferred outstanding.

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

Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying 4,000,000 shares of Common Stock as shares of Series C Preferred. After this amendment, the Company’s authorized stock consisted of 123,363,800 shares of Common Stock, 4,000,000 shares of Series B Preferred, 9,750,000 shares of Series C Preferred, 2,300,000 shares of Series D Preferred and 3,000,000 shares of excess stock (See Note 11).

On September 16, 2019, the Company paid $4,113,281 in dividends or $0.421875 per share for the period from June 1, 2019 through August 31, 2019 to holders of record as of the close of business on August 15, 2019 of our Series C Preferred. Dividends on our Series C Preferred shares are cumulative and payable quarterly at an annual rate of $1.6875 per share. Total dividends paid to our Series C Preferred shareholders for the nine months ended September 30, 2019 amounted to $10,652,344.

On October 3, 2019, the Company declared a dividend of $0.421875 per share for the period from September 1, 2019 through November 30, 2019 to be paid on December 16, 2019 to Series C Preferred shareholders of record as of the close of business on November 15, 2019.

6.375% Series D Cumulative Redeemable Preferred Stock

On September 16, 2019, the Company paid $796,876 in dividends or $0.3984375 per share for the period from June 1, 2019 through August 31, 2019 to holders of record as of the close of business on August 15, 2019 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred”). Dividends on our Series D Preferred shares are cumulative and payable quarterly at an annual rate of $1.59375 per share. Total dividends paid to our Series D Preferred shareholders for the nine months ended September 30, 2019 amounted to $2,390,628.

On October 3, 2019, the Company declared a dividend of $0.3984375 per share for the period from September 1, 2019 through November 30, 2019 to be paid on December 16, 2019 to Series D Preferred shareholders of record as of the close of business on November 15, 2019.

Preferred Stock At-The-Market Sales Program

On October 21, 2019, the Company entered into a Preferred Stock At-The-Market Sales Program (“ATM Program”) with B. Riley FBR, Inc. (“B. Riley”), as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred and/or Series D Preferred, having an aggregate sales price of up to $100,000,000 (See Note 11).

In conjunction with the ATM Program, on October 21, 2019, the Company filed with the Maryland SDAT an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 8,000,000 shares. Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying (i) 4,000,000 shares of the Company’s Common Stock as shares of Series C Preferred and (ii) 3,700,000 shares of the Company’s Common Stock as shares of Series D Preferred (See Note 11).

NOTE 7 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $432,837 and $1,491,710 have been recognized for the three and nine months ended September 30, 2019, respectively, and $394,168 and $1,247,722 have been recognized for the three and nine months ended September 30, 2018, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2019 and 2018:

	2019	2018

Dividend yield	5.13%	4.78%
Expected volatility	24.04%	25.82%
Risk-free interest rate	2.50%	2.74%
Expected lives	10	10
Estimated forfeitures	-0-	-0-

The weighted-average fair value of options granted during the nine months ended September 30, 2019 and 2018 was $1.72 and $2.06 per share, respectively.

During the nine months ended September 30, 2019, six participants exercised options to purchase a total of 74,000 shares of common stock at a weighted-average exercise price of $10.32 per share for total proceeds of $763,980. As of September 30, 2019, there were options outstanding to purchase 2,822,600 shares. There were 1,196,900 shares available for grant under the Amended and Restated 2013 Incentive Award Plan. The aggregate intrinsic value of options outstanding as of September 30, 2019 was $4,729,040 and the aggregate intrinsic value of options exercised during the nine months ended September 30, 2019 was $214,480.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2019:
Marketable Securities - Preferred stock	$3,891,465	$3,891,465	$-0-	$-0-
Marketable Securities - Common stock	112,546,012	112,546,012	-0-	-0-
Total	$116,437,477	$116,437,477	$-0-	$-0-

As of December 31, 2018:
Marketable Securities - Preferred stock	$3,399,558	$3,399,558	$-0-	$-0-
Marketable Securities - Common stock	96,196,178	96,196,178	-0-	-0-
Total	$99,595,736	$99,595,736	$-0-	$-0-

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Mortgages Payable and Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2019, the fair value of Fixed Rate Mortgages Payable amounted to $386,282,094 and the carrying value of Fixed Rate Mortgages Payable amounted to $379,101,982.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of September 30, 2019, the total loan balance under this agreement was approximately $2.6 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2019, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $2.6 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $23,696,000 of loans that the Company acquired under the COP Program as of September 30, 2019.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2019 and 2018 was $13,667,710 and $11,881,714 respectively. Interest cost capitalized to Land Development was $1,017,304 and $532,640 for the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019 and 2018, the Company had Dividend Reinvestments of $5,638,082 and $2,925,207 respectively, which required no cash transfers.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Effective October 1, 2019, the Company entered into a new lease for its executive offices in Freehold, New Jersey which combines the existing corporate office space with additional adjacent office space. This new lease extends our existing lease through April 30, 2027 and requires monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. In conjunction with this new lease, the Company terminated the additional office space leases dated July 1, 2017 and February 14, 2018. Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. Management believes that the aforesaid rents are no more than what the Company would pay for comparable space elsewhere.

On October 21, 2019, the Company entered into an ATM Program with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred and/or Series D Preferred having an aggregate sales price of up to $100,000,000. Sales of shares under the ATM Program are “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred or Series D Preferred, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares under the ATM Program on October 22, 2019 and through October 30, 2019, 349,767 shares of our Series D Preferred were sold at a weighted average price of $25.32 per share, generating net proceeds of $8,714,713, after offering expenses.

In conjunction with the ATM Program, on October 21, 2019, the Company filed with the Maryland SDAT, an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 8,000,000 shares. As a result of this amendment, the Company’s total authorized shares were increased from 142,413,800 shares (classified as 123,363,800 shares of Common Stock, 4,000,000 shares of Series B Preferred, 9,750,000 shares of Series C Preferred, 2,300,000 shares of Series D Preferred and 3,000,000 shares of excess stock) to 150,413,800 shares (classified as 131,363,800 shares of Common Stock, 4,000,000 shares of Series B Preferred, 9,750,000 shares of Series C Preferred, 2,300,000 shares of Series D Preferred and 3,000,000 shares of excess stock).

Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying and designating (i) 4,000,000 shares of the Company’s Common Stock as shares of Series C Preferred and (ii) 3,700,000 shares of the Company’s Common Stock as shares of Series D Preferred. After giving effect to the filing of the Articles of Amendment and the Articles Supplementary, the authorized capital stock of the Company consists of 150,413,800 shares, classified as 123,663,800 shares of Common Stock, 4,000,000 shares of Series B Preferred, 13,750,000 shares of Series C Preferred, 6,000,000 shares of Series D Preferred and 3,000,000 shares of excess stock.

On October 25, 2019, the Company drew down an additional $10,000,000 on its unsecured revolving credit facility.

On October 25, 2019, the Company repaid its loan from Two River Community Bank. The balance outstanding at the time of repayment was approximately $3,631,000.

In October, the Company reduced the balance of its margin loan by approximately $10,000,000.

NOTE 12 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2018 and through September 30, 2019. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended		Nine Months Ended
	9/30/19	9/30/18	9/30/19	9/30/18

Rental and Related Income	$33,450,000	$31,252,000	$98,404,000	$92,815,000
Community Operating Expenses	15,913,000	14,323,000	46,965,000	47,060,000
Net Income (Loss) Attributable to Common Shareholders	5,510,000	(11,759,000)	5,895,000	(29,411,000)
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$0.14	$(0.32)	$0.15	$(0.80)

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

As of September 30, 2019, the Company owned and operated 122 manufactured home communities containing approximately 23,000 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

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

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three months ended September 30, 2019, total income increased 12% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 11%. For the nine months ended September 30, 2019, total income increased 14% from the prior year period and Community NOI increased 8%. Same property occupancy, which includes communities owned and operated as of January 1, 2018, increased by 170 basis points to 84.0% over the prior year period. Same property NOI for the three months ended September 30, 2019 increased 6.0% over the prior year period. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

Sales of manufactured homes decreased 7% for the three months ended September 30, 2019 as compared to the prior year period, primarily due to timing of closings and a strong third quarter 2018. For the nine months ended September 30, 2019, sales increased 25% from the prior year period. Demand for housing remains healthy, due to improvements in the economy, sustained wage and job growth and still favorable interest rates. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As household formation strengthens and for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 768 rental homes, including 188 acquired through acquisitions, during the first nine months of 2019. This brings the total number of rental homes to approximately 7,300 rental homes, or 31.9% of total sites. Occupied rental homes represent approximately 35.5% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 92.4% as of September 30, 2019. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding a total of approximately 800 rental homes in 2019, not including those acquired through acquisitions.

During the nine months ended September 30, 2019, the Company acquired four all-age communities containing a total of 1,495 homesites on 246 acres for an aggregate purchase price of approximately $56,237,000.

The following is a summary of the communities acquired as of September 30, 2019:

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Friendly Village	July 3, 2019	OH	824	$19,386,000	101	46%

Fifty-One Estates and New Colony	July 30, 2019	PA	285	11,650,000	60	76%

Northtowne Meadows	August 27, 2019	MI	386	25,201,000	85	88%

Total as of September 30, 2019			1,495	$56,237,000	246	63%

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

The Company’s Community NOI for the three and nine months ended September 30, 2019 and 2018 is calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/19	9/30/18	9/30/19	9/30/18

Rental and Related Income	$32,947,667	$28,728,078	$94,979,807	$84,236,326
Less: Community Operating Expenses	15,771,602	13,288,715	45,885,560	38,758,711
Community NOI	$17,176,065	$15,439,363	$49,094,247	$45,477,615

We also assess and measure our overall operating results based upon an industry performance measure referred to as Funds from Operations Attributable to Common Shareholders (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, and the change in the fair value of marketable securities plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of NAREIT FFO to make an election to include or exclude gains and losses on the sale of these assets, such as marketable equity securities, and include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with our adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude the change in the fair value of marketable securities from our FFO calculation. Prior to the adoption of the FFO White Paper – 2018 Restatement, we utilized Core Funds from Operations (Core FFO), which we defined as FFO, excluding the change in the fair value of marketable securities. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”), as FFO, excluding gains and losses realized on marketable securities investments and certain one-time charges. FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and Normalized FFO and, accordingly, our FFO and Normalized FFO may not be comparable to certain other REITs. The items excluded from FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO and Normalized FFO (i) do not represent Cash Flow from Operations as defined by U.S. GAAP; (ii) should not be considered as alternatives to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO and Normalized FFO for the three and nine months ended September 30, 2019 and 2018 are calculated as follows:

	Three Months Ended		Nine Months Ended
	9/30/19	9/30/18	9/30/19	9/30/18

Net Income (Loss) Attributable to Common Shareholders	$5,622,052	$(11,472,600)	$5,999,135	$(23,678,383)
Depreciation Expense	9,390,236	8,051,627	27,009,888	23,410,519
Loss on Sales of Depreciable Assets	27,341	27,479	36,055	108,111
(Increase) Decrease in Fair Value of Marketable Securities (1)	(9,234,252)	10,487,430	(15,477,833)	19,762,579
FFO Attributable to Common Shareholders	5,805,377	7,093,936	17,567,245	19,602,826

Adjustments:
Non-Recurring Expenses (2)	206,111	-0-	581,361	525,000
Gain on Sales of Marketable Securities, net	-0-	-0-	-0-	(20,107)
Normalized FFO Attributable to Common Shareholders	$6,011,488	$7,093,936	$18,148,606	$20,107,719

(1) (Increase) Decrease in Fair Value of Marketable Securities, if any, were previously recorded in Core FFO.

(2) Consists of utility billing dispute over a prior 10-year period ($375,250), emergency windstorm tree removal expenses in two adjacent communities ($126,000) and costs associated with acquisitions not completed ($80,111) in 2019 and one-time payroll expenditures ($525,000) in 2018.

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	9/30/19	9/30/18

Operating Activities	$25,861,909	$24,727,484
Investing Activities	(99,618,130)	(87,369,351)
Financing Activities	79,146,247	49,524,433

Changes In Results Of Operations

Rental and Related Income increased 15% from $28,728,078 for the three months ended September 30, 2018 to $32,947,667 for the three months ended September 30, 2019. Rental and Related Income increased 13% from $84,236,326 for the nine months ended September 30, 2018 to $94,979,807 for the nine months ended September 30, 2019. These increases were primarily due to the acquisitions made during 2018 and 2019, as well as increases in rental rates, same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 170 basis points from 82.3% as of September 30, 2018 to 84.0% at quarter-end. Occupied rental homes increased 16% from approximately 5,800 homes at September 30, 2018 to 6,700 homes at September 30, 2019.

Community Operating Expenses increased 19% from $13,288,715 for the three months ended September 30, 2018 to $15,771,602 for the three months ended September 30, 2019. Community Operating Expenses increased 18% from $38,758,711 for the nine months ended September 30, 2018 to $45,885,560 for the nine months ended September 30, 2019. These increases were primarily due to an increase in water and sewer costs, tree removal, rental home expenses and payroll and personnel costs primarily from the acquisitions made during 2018 and 2019 and the increase in rental homes. In addition, for the three months ended September 30, 2019, we incurred emergency windstorm tree removal expenses totaling $126,000. Also included in Community Operating Expenses for the nine months ended September 30, 2019, was a one-time settlement of $375,250 for a utility billing dispute over a prior 10-year period.

Community NOI increased 11% from $15,439,363 for the three months ended September 30, 2018 to $17,176,065 for the three months ended September 30, 2019. Community NOI increased 8% from $45,477,615 for the nine months ended September 30, 2018 to $49,094,247 for the nine months ended September 30, 2019. These increases were primarily due to the acquisitions during 2018 and 2019, and increases in rental rates, occupancy and rental homes. The Company’s Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) was 46.3% and 47.5%, excluding non-recurring operating expenses, for the three months ended September 30, 2018 and 2019, respectively. The Company’s Operating Expense Ratio was 46.0% and 47.8%, excluding non-recurring operating expenses, for the nine months ended September 30, 2018 and 2019, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes decreased 7% from $4,719,036 for the three months ended September 30, 2018 to $4,381,223 for the three months ended September 30, 2019. This decrease was primarily due to delays in closing certain transactions, as well as a strong third quarter 2018. Sales of manufactured homes increased 25% from $11,105,302 for the nine months ended September 30, 2018 to $13,866,552 for the nine months ended September 30, 2019. The Company has seen a 13% increase in the number of homes sold from 204 homes sold for the nine months ended September 30, 2018 to 230 homes sold for the nine months ended September 30, 2019. Cost of sales of manufactured homes amounted to $3,271,260 and $3,512,705 for the three months ended September 30, 2019 and 2018, respectively. Cost of sales of manufactured homes amounted to $10,117,068 and $8,406,701 for the nine months ended September 30, 2019 and 2018, respectively. The gross profit percentage was 25% and 26% for the three months ended September 30, 2019 and 2018, respectively. The gross profit percentage was 27% and 24% for the nine months ended September 30, 2019 and 2018, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1,374,932 and $1,024,188 for the three months ended September 30, 2019 and 2018, respectively. Selling expenses amounted to $3,802,894 and $2,913,504 for the nine months ended September 30, 2019 and 2018, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $317,034, or 7% of total sales, and $69,963, or 1% of total sales, for the three months ended September 30, 2019 and 2018, respectively. Loss from the sales operations amounted to $241,532, or 2% of total sales, and $650,924, or 6% of total sales, for the nine months ended September 30, 2019 and 2018, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

The U.S. homeownership rate was 64.8% in the third quarter of 2019, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. Conventional home prices continue to rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses remained relatively stable for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018. General and Administrative expenses, excluding non-recurring operating expenses, as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) was 6.2% and 6.7% for the three and nine months ended September 30, 2019, respectively, compared to 6.9% and 7.3% for the three and nine months ended September 30, 2018, respectively.

Depreciation Expense increased 17% from $8,051,627 for the three months ended September 30, 2018 to $9,390,236 for the three months ended September 30, 2019. Depreciation Expense increased 15% from $23,410,519 for the nine months ended September 30, 2018 to $27,009,888 for the nine months ended September 30, 2019. This increase was primarily due to the acquisitions and the increase in rental homes during 2018 and 2019.

Interest Income increased 15% from $563,549 for the three months ended September 30, 2018 to $650,767 for the three months ended September 30, 2019. Interest Income increased 14% from $1,569,955 for the nine months ended September 30, 2018 to $1,787,390 for the nine months ended September 30, 2019. These increases were primarily due to an increase in the average balance of notes receivable. The average balance for the nine months ended September 30, 2019 and 2018 was approximately $32.6 million and $25.3 million, respectively.

Dividend Income decreased 31% from $2,704,255 for the three months ended September 30, 2018 to $1,858,831 for the three months ended September 30, 2019. Dividend Income decreased 25% from $7,603,575 for the nine months ended September 30, 2018 to $5,734,390 for the nine months ended September 30, 2019. These decreases were primarily due to a reduction in dividends from two securities. It is the Company’s intent to hold its marketable securities long-term. Dividends received from our marketable securities investments were at a weighted average yield of approximately 6.3% and 8.2% at September 30, 2019 and 2018, respectively, and continue to meet our expectations.

Increase (Decrease) in Fair Value of Marketable Securities increased from an unrealized loss of $(10,487,430) for the three months ended September 30, 2018 to an unrealized gain of $9,234,252 for the three months ended September 30, 2019. Increase (Decrease) in Fair Value of Marketable Securities increased from an unrealized loss of $(19,762,579) for the nine months ended September 30, 2018 to an unrealized gain of $15,477,833 for the nine months ended September 30, 2019. As of September 30, 2019, the Company had total net unrealized losses of $24,677,981 in its REIT securities portfolio.

Interest Expense, including Amortization of Financing Costs, increased 3% from $4,247,855 for the three months ended September 30, 2018 to $4,395,806 for the three months ended September 30, 2019. Interest Expense increased 13% from $11,795,315 for the nine months ended September 30, 2018 to $13,288,994 for the nine months ended September 30, 2019. The weighted average balance of our mortgages payable increased from approximately $309 million for the nine months ended September 30, 2018 to approximately $353 million for the nine months ended September 30, 2019.

Changes in Financial Condition

Total Investment Property and Equipment increased 11% or $102,860,738 during the nine months ended September 30, 2019. The Company added 768 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio was 92.4% at September 30, 2019 as compared to 92.3% at December 31, 2018.

Marketable Securities increased 17% or $16,841,741 during the nine months ended September 30, 2019. This increase was due to a net increase in the fair value of $15,477,833 and purchases of $1,363,908.

Mortgages Payable, net of unamortized debt issuance costs, increased 13% or $44,390,713 during the nine months ended September 30, 2019. This increase was primarily due to new mortgages totaling $64,257,174, including $19,407,174 of mortgages assumed in conjunction with acquisitions and amortization expense of $441,928, partially offset by principal repayments of $19,566,703 and costs of the new mortgages totaling $741,686.

Loans Payable, net of unamortized debt issuance costs, decreased 29% or $31,503,652 during the nine months ended September 30, 2019. This decrease was primarily due to a decrease of $45 million on our credit facility and a decrease of $1.2 million in other loans payable, partially offset by an increase of $8.6 million on our margin loan and an increase of $6 million on our revolving line of credit secured by the Company’s eligible notes receivable.

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

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, investment in marketable securities of other REITs, financing of manufactured home sales and payments of expenses relating to real estate operations. We may also use capital resources to repurchase additional shares of our common stock under our Share Repurchase Program when we believe the stock is trading at a significant discount to net asset value. We anticipate that the liquidity demands of the recent properties acquired will be met by the operations of these acquisitions. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, proceeds from the DRIP, and access to the capital markets, including proceeds from our recently adopted ATM Program.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s recently adopted ATM Program. The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

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

The Company also raised $29,216,685 from the issuance of common stock in the DRIP during the nine months ended September 30, 2019, which included dividend reinvestments of $5,638,082. Dividends paid on the common stock for the nine months ended September 30, 2019 were $21,461,113, of which $5,638,082 were reinvested. Dividends paid on the Series B Preferred shares, the Series C Preferred shares and the Series D Preferred shares for the nine months ended September 30, 2019 totaled $18,744,771. On August 14, 2019, the Company announced that it has discontinued granting waivers to the $1,000 monthly maximum for the purchase of shares for cash under its DRIP, which will result in less capital being raised through the DRIP going forward.

Subsequent to quarter end, the Company entered into the ATM Program with B. Riley, under which the Company may offer and sell shares of our Series C Preferred and/or Series D Preferred having an aggregate sales price of up to $100,000,000. We began selling shares under the ATM Program on October 22, 2019 and through October 30, 2019, 349,767 shares of our Series D Preferred were sold at a weighted average price of $25.32 per share, generating net proceeds of approximately $8,714,713, after offering expenses.

Net Cash provided by Operating Activities amounted to $25,861,909 and $24,727,484 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had Cash and Cash Equivalents of $11.1 million, Marketable Securities of $116.4 million, encumbered by $40.6 million in margin loan, approximately $18.3 million available on its revolving credit facilities for the financing of home sales and the purchase of inventory and $70 million available on our unsecured credit facility, with an additional $50 million potentially available pursuant to an accordion feature.

As of September 30, 2019, the Company owned 122 communities, of which 47 were unencumbered. Except for 14 communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity.

As of September 30, 2019, the Company had total assets of $1,010,152,228 and total liabilities of $473,517,889. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of September 30, 2019 was approximately 31% and the Company’s net debt, less securities to total market capitalization as of September 30, 2019 was approximately 23%. As of September 30, 2019, the Company has no mortgages due in the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: November 7, 2019	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 7, 2019	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

