Form 10-K
period 2019-12-31
UMH PROPERTIES, INC.
filed 2020-03-05
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2019 was $498.3 million. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2019 was $460.4 million.

The number of shares outstanding of issuer’s common stock as of February 29, 2020 was 41,203,958 shares.

Documents Incorporated by Reference:

-Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2020 annual meeting of shareholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2019.

-Exhibits incorporated by reference are listed in Part IV; Item 15 (a) (3).

PART I

Item 1 – Business

General Development of Business

UMH Properties, Inc. (“UMH”), together with its predecessors and consolidated subsidiaries, are referred to herein as “we”, “us”, “our”, or “the Company”, unless the context requires otherwise.

UMH is a self-administered and self-managed qualified real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”). The Company elected REIT status effective January 1, 1992 and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

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

As of December 31, 2019, the Company owned and operated 122 manufactured home communities containing approximately 23,100 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

A manufactured home community is designed to accommodate detached, single-family manufactured homes. These manufactured homes are produced off-site by manufacturers and installed on sites within the communities. These homes may be improved with the addition of features constructed on-site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options. Each manufactured home owner leases the site on which the home is located from the Company. The Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance.

Manufactured homes are accepted by the public as a viable and economically attractive alternative to conventional site-built single-family housing. The affordability of the modern manufactured home makes it a very attractive housing alternative. Depending on the region of the country, prices per square foot for a new manufactured home average up to 50 percent less than a comparable site-built home, excluding the cost of land. This is due to a number of factors, including volume purchase discounts and inventory control of construction materials and control of all aspects of the construction process, which is generally a more efficient and stream-lined process as compared to a site-built home.

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

In connection with the operation of its communities, UMH also leases homes to prospective tenants. As of December 31, 2019, UMH owned a total of 7,400 rental homes, representing approximately 32% of its developed homesites. These rental homes are owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income from both the home and the site which might otherwise be non-income producing.

Inherent in the operation of a manufactured home community is the development, redevelopment, and expansion of our communities. The Company sells and finances the sale of manufactured homes in our communities through S&F. S&F was established to potentially enhance the value of our communities. The home sales business is operated like other homebuilders with sales centers, model homes, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners. In addition, our sales centers earn a profit by selling homes to customers for placement on their own private land.

Investment and Other Policies

The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the U.S., but the Company has concentrated on the Northeast and Midwest. Since 2009, we have tripled the size of our property portfolio from 28 communities with approximately 6,800 developed homesites to 122 communities with over 23,100 developed homesites. We are focused on acquiring communities with significant upside potential and leveraging our expertise to build long-term capital appreciation.

Our growth strategy involves purchasing well located communities in our target markets, including the energy rich Marcellus and Utica Shale regions. As part of our growth strategy, we also intend to evaluate potential opportunities to expand into additional geographic markets, including certain markets in the southeastern United States.

The Company also evaluates our properties for expansion opportunities. Development of the additional acreage available for expansion allows us to leverage existing communities and amenities. We believe our ability to complete expansions translates to greater value creation and cash flow through operating efficiencies. The Company has approximately 1,700 acres of additional land potentially available for future development. See PART I, Item 2 – Properties, for a list of our additional acreage.

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

The Company may issue securities for property; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. During the year ended December 31, 2019, the Company repurchased 20,000 shares of its common stock at a cost of $237,000.

The Company also owns a portfolio of marketable REIT securities, which is currently at 9.2% of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation). The Company generally limits the portfolio to no more than approximately 15% of its undepreciated assets. These liquid real estate holdings provide diversification, additional liquidity and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company, from time to time, may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.

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

State and local rent control laws in certain jurisdictions may dictate the structure of rent increases and limit our ability to recover increases in operating expenses and the costs of capital improvements. In 2019, the State of New York enacted the Housing Stability and Tenant Protection Act of 2019, which, among other things, set maximum collectible rent increases. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent related legislation exists or may be enacted.

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2020 will be approximately $19 million.

Information about our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2019:

Name	Age	Position

Eugene W. Landy	86	Chairman of the Board of Directors and Founder
Samuel A. Landy	59	President and Chief Executive Officer
Anna T. Chew	61	Vice President, Chief Financial and Accounting Officer and Treasurer
Craig Koster	44	General Counsel and Secretary
Brett Taft	30	Vice President and Chief Operating Officer

Number of Employees

As of March 5, 2020, the Company had approximately 420 employees, including Officers. During the year, the Company hires additional part-time and full-time temporary employees as grounds keepers, lifeguards, and for emergency repairs.

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

Other factors that may affect general economic conditions or local real estate conditions include:

●

the national and local economic climate, including that of the energy-market dependent Marcellus and Utica Shale regions, may be adversely impacted by, among other factors, potential restrictions on drilling, plant closings, and industry slowdowns;

●	local real estate market conditions such as the oversupply of manufactured homesites or a reduction in demand for manufactured homesites in an area;

●	the number of repossessed homes in a particular market;

●	the lack of an established dealer network;

●	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

●	the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;

●	zoning or other regulatory restrictions;

●	competition from other available manufactured home communities and alternative forms of housing (such as apartment buildings and single-family homes);

●	our ability to provide adequate management, maintenance and insurance;

●	a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19);

●	increased operating costs, including insurance premiums, real estate taxes and utilities; and

●	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

We may be unable to compete with our larger competitors for acquisitions, which may increase prices for communities. The real estate business is highly competitive. We compete for manufactured home community investments with numerous other real estate entities, such as individuals, corporations, REITs and other enterprises engaged in real estate activities. In many cases, the competing competitors may be larger and better financed than we are, making it difficult for us to secure new manufactured home community investments. Competition among private and institutional purchasers of manufactured home community investments has resulted in increases in the purchase price paid for manufactured home communities and consequently higher fixed costs. To the extent we are unable to effectively compete in the marketplace, our business may be adversely affected.

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

We may be unable to integrate, finance or accurately estimate or anticipate costs and timing associated with expansion activities. We periodically consider expansion of existing communities and development of new communities. Our expansion and development activities are subject to risks such as:

●	we may not be able to obtain financing with favorable terms for community development which may make us unable to proceed with the development;

●	we may be unable to obtain, or face delays in obtaining, necessary zoning, building and other governmental permits and authorizations, which could result in increased costs and delays, and even require us to abandon development of the community entirely if we are unable to obtain such permits or authorizations;

●	we may abandon development opportunities that we have already begun to explore and as a result we may not recover expenses already incurred in connection with exploring such development opportunities;

●	we may be unable to complete construction and lease-up of a community on schedule resulting in increased debt service expense and construction costs;

●	we may incur construction and development costs for a community which exceed our original estimates due to increased materials, labor or other costs, which could make completion of the community uneconomical and we may not be able to increase rents to compensate for the increase in development costs which may impact our profitability;

●	we may be unable to secure long-term financing on completion of development resulting in increased debt service and lower profitability; and

●	occupancy rates and rents at a newly developed community may fluctuate depending on several factors, including market and economic conditions, which may result in the community not being profitable.

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

Rent control legislation may harm our ability to increase rents. State and local rent control laws in certain jurisdictions may limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. In 2019, the State of New York enacted the Housing Stability and Tenant Protection Act of 2019, which, among other things, set maximum collectible rent increases. Rent control also affects two of our manufactured home communities in New Jersey. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent related legislation exists or may be enacted.

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

Of the 122 manufactured home communities we currently operate, forty-five have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies. Currently, our community-owned manufactured homes are not subject to radon or asbestos monitoring requirements.

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

Climate change may adversely affect our business. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including significant property damage to or destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

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

Fluctuations in interest rates could materially affect our financial results. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the U.S. Federal Reserve increases short-term interest rates, this may have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets.

We may be adversely affected by changes in the London Inter-bank Offered Rate (“LIBOR”) or the method in which LIBOR is determined. A portion of our debt bears interest at variable rates based on LIBOR for deposits of U.S. dollars. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is likely that, over time, LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. We are monitoring this activity and evaluating the related risks. Although the full impact of such reforms and actions, together with any transition away from LIBOR, alternative reference rates or other reforms, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and as a result on our financing costs.

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

A change in the U.S. government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition. Fannie Mae and Freddie Mac are a major source of financing for the manufactured housing real estate sector. We depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing manufactured housing community loans. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to our real estate sector or to us in particular. A decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their acquisitions or guarantees of our mortgage loans, may adversely affect interest rates, capital availability and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional communities on favorable terms or at all.

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

There is a risk of changes in the tax law applicable to REITs. Because the IRS, the U.S. Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Numerous changes to the U.S. federal income tax laws are proposed on a regular basis. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain proposed changes could have an adverse impact on our business and financial results. Importantly, legislation has been proposed in several states specifically taxing REITs. If such legislation were to be enacted, our income from such states would be adversely impacted.

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

The Tax Act is subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the United States Treasury Department and the IRS, any of which could lessen or increase certain impacts of the Tax Act. Some technical corrections, proposed regulations and final regulations have already been promulgated, some of which specifically address REITs. It is unclear how these U.S. federal income tax changes will affect state and local taxation in various states and localities, which often use federal taxable income as a starting point for computing state and local tax liabilities. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.

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

Our taxable REIT subsidiary (“TRS) is subject to special rules that may result in increased taxes. As a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and our TRS is not comparable to similar arrangements between unrelated parties. The IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties. This would result in unexpected tax liability which would adversely affect our cash flows.

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

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. Effective October 1, 2019, the Company entered into a new lease for its executive offices in Freehold, New Jersey which combines the existing corporate office space with additional adjacent office space. This new lease extends our existing lease through April 30, 2027 and requires monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Eugene Landy may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in the landlord of the property.

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

The market value of our preferred and common stock could decrease based on our performance and market perception and conditions. The market value of our preferred and common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our preferred and common stock is influenced by their respective distributions relative to market interest rates. Rising interest rates may lead potential buyers of our stock to expect a higher distribution rate, which could adversely affect the market price of our stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

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

Dividends on our capital stock do not qualify for the reduced tax rates available for some dividends. Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect our taxation or the dividends payable by us, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive an investment in us to be relatively less attractive than an investment in the stock of a non-REIT corporation that pays dividends, which could materially and adversely affect the value of the shares of, and per share trading price of, our capital stock. It should be noted that the Tax Act provides for a deduction from income for individuals, trusts and estates up to 20% of certain REIT dividends, which reduces the effective tax rate on such dividends below the effective tax rate on interest, though the deduction is generally not as favorable as the preferential rate on qualified dividends. The deduction for certain REIT dividends, unlike the favorable rate for qualified dividends, expires after 2025.

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

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our capital stock. Uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our investment strategy accordingly. These types of events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of the common stock, preferred stock or debt securities. The potential disruptions in the financial markets may have a material adverse effect on the market value of the common stock and preferred stock, or the economy in general. In addition, the national and local economic climate, including that of the energy-market dependent Marcellus and Utica Shale regions, may be adversely impacted by, among other factors, potential restrictions on drilling, plant closings and industry slowdowns, which may have a material adverse effect on the return we receive on our properties and investments, as well as other unknown adverse effects on us.

We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations. We rely extensively on information technology to process transactions and manage our business. In the ordinary course of our business, we collect and store sensitive data, including our business information and that of our tenants, clients, vendors and employees on our network. This data is hosted on internal, as well as external, computer systems. Our external systems are hosted by third-party service providers that may have access to such information in connection with providing necessary information technology and security and other business services to us. This information may include personally identifiable information such as social security numbers, banking information and credit card information. We employ a number of measures to prevent, detect and mitigate potential breaches or disclosure of this confidential information. We have established a Cybersecurity Subcommittee of our Audit Committee to review and provide high level guidance on cybersecurity related issues of importance to the Company. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches. While we continue to improve our cybersecurity and take measures to protect our business, we and our third-party service providers may be vulnerable to attacks by hackers (including through malware, ransomware, computer viruses, and email phishing schemes) or breached due to employee error, malfeasance, fire, flood or other physical event, or other disruptions. Any such breach or disruption could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. Such an incident could result in potential liability, a loss of confidence and legal claims or proceedings; damage our reputation, competitiveness, stock price and long-term value; increase remediation, cybersecurity protection and insurance premium costs; disrupt and affect our business operations; or have material adverse effects on our business.

We are dependent on continuous access to the Internet to use our cloud-based applications. Damage or failure to our information technology systems, including as a result of any of the reasons described above, could adversely affect our results of operations as we may incur significant costs or data loss. We continually assess new and enhanced information technology solutions to manage risk of system failure or interruption.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. As of December 31, 2019, the Company owned 122 manufactured home communities containing approximately 23,100 developed sites. The rents collectible from the land ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. There is a long-term trend toward larger manufactured homes. Manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2019.

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/19	Occupancy Percentage at 12/31/18	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/19

Allentown	434	92%	89%	76	-0-	$465
4912 Raleigh-Millington Road
Memphis, TN 38128

Arbor Estates	230	91%	93%	31	-0-	$716
1081 North Easton Road
Doylestown, PA 18902

Auburn Estates	42	93%	90%	13	-0-	$422
919 Hostetler Road
Orrville, OH 44667

Birchwood Farms	143	93%	90%	28	-0-	$459
8057 Birchwood Drive
Birch Run, MI 48415

Boardwalk	195	99%	97%	45	-0-	$381
2105 Osolo Road
Elkhart, IN 46514

Broadmore Estates	390	88%	91%	93	19	$460
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	81%	79%	37	2	$459
107 Skyline Drive
Berwick, PA 18603

Brookview Village	150	88%	91%	52	22	$536
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Camelot Village	95	84%	78%	32	50	$323
2700 West 38th Street
Anderson, IN 46013

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/19	Occupancy Percentage at 12/31/18	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/19

Candlewick Court	211	64%	61%	40	-0-	$473
1800 Candlewick Drive
Owosso, MI 48867

Carsons	131	78%	71%	14	4	$409
649 North Franklin St. Lot 116
Chambersburg, PA 17201

Catalina	463	55%	54%	75	26	$428
6501 Germantown Road
Middletown, OH 45042

Cedarcrest Village	283	95%	96%	71	30	$628
1976 North East Avenue
Vineland, NJ 08360

Chambersburg I & II	99	80%	75%	11	-0-	$379
5368 Philadelphia Ave Lot 34
Chambersburg, PA 17201

Chelsea	84	95%	98%	12	-0-	$417
459 Chelsea Lane
Sayre, PA 18840

Cinnamon Woods	62	95%	98%	10	67	$514
70 Curry Avenue
Conowingo, MD 21918

City View	57	93%	93%	20	2	$337
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	99%	99%	23	1	$423
60 N State Route 101
Tiffin, OH 44883

Collingwood	102	85%	88%	20	-0-	$461
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	160	83%	75%	31	1	$333
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	162	83%	83%	36	28	$354
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	143	95%	92%	27	-0-	$352
6605 State Route 5
Ravenna, OH 44266

Countryside Village	349	96%	97%	89	63	$387
200 Early Road
Columbia, TN 38401

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/19	Occupancy Percentage at 12/31/18	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/19

Cranberry Village	187	96%	94%	36	-0-	$619
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	98	93%	82%	19	-0-	$386
Wolcott Hollow Rd & Route 220
Athens, PA 18810

Cross Keys Village	132	85%	83%	21	2	$463
259 Brown Swiss Circle
Duncansville, PA 16635

Crossroads Village	34	76%	71%	9	-0-	$383
549 Chicory Lane
Mount Pleasant, PA 15666

Dallas Mobile Home Community	145	79%	77%	21	-0-	$264
1104 N 4th Street
Toronto, OH 43964

Deer Meadows	98	87%	91%	22	8	$334
1291 Springfield Road
New Springfield, OH 44443

D & R Village	235	91%	91%	44	-0-	$603
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	55	100%	100%	10	3	$357
425 Medina Street
Lodi, OH 44254

Evergreen Manor	68	85%	75%	7	-0-	$337
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	98%	98%	10	4	$371
9249 State Route 44
Mantua, OH 44255

Fairview Manor	317	94%	95%	66	132	$648
2110 Mays Landing Road
Millville, NJ 08332

Fifty-One Estates	171	78%	N/A	42	3	$445
Hayden Boulevard
Elizabeth, PA 15037

Forest Creek	167	96%	98%	37	-0-	$488
855 E. Mishawaka Road
Elkhart, IN 46517

Forest Park Village	247	96%	91%	79	-0-	$546
102 Holly Drive
Cranberry Township, PA 16066

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/19	Occupancy Percentage at 12/31/18	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/19

Fox Chapel Village	121	74%	66%	23	2	$369
7 Greene Drive
Cheswick, PA 15024

Frieden Manor	193	88%	87%	42	22	$486
102 Frieden Manor
Schuylkill Haven, PA 17972

Friendly Village	824	46%	N/A	101	-0-	$401
27696 Oregon Road
Perrysburg, OH 43551

Green Acres	24	100%	100%	6	-0-	$403
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	82%	77%	9	-0-	$657
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	99%	100%	19	-0-	$402
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	407	73%	70%	79	-0-	$456
109 Main Street
Inkerman, PA 18640

High View Acres	156	83%	80%	43	-0-	$383
399 Blue Jay Lane
Apollo, PA 15613

Highland	246	88%	94%	42	-0-	$398
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	318	97%	97%	98	65	$592
60 Old Route 22
Kutztown, PA 19530

Hillcrest Crossing	198	62%	55%	60	16	$318
100 Lorraine Drive
Lower Burrell, PA 15068

Hillcrest Estates	222	90%	77%	46	45	$440
14200 Industrial Parkway
Marysville, OH 43040

Hillside Estates	90	82%	80%	29	20	$360
Snyder Avenue
Greensburg, PA 15601

Holiday Village	266	97%	98%	36	29	$532
201 Grizzard Avenue
Nashville, TN 37207

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/19	Occupancy Percentage at 12/31/18	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/19

Holiday Village	326	75%	76%	53	2	$476
1350 Co Road 3
Elkhart, IN 46514

Holly Acres Estates	153	91%	90%	30	9	$385
7240 Holly Dale Drive
Erie, PA 16509

Hudson Estates	159	93%	95%	19	-0-	$311
100 Keenan Road
Peninsula, OH 44264

Huntingdon Pointe	70	99%	91%	42	7	$299
240 Tee Drive
Tarrs, PA 15688

Independence Park	92	96%	91%	36	15	$385
355 Route 30
Clinton, PA 15026

Kinnebrook	250	94%	96%	66	8	$607
351 State Route 17B
Monticello, NY 12701

Lake Sherman Village	243	91%	91%	54	43	$461
7227 Beth Avenue, SW
Navarre, OH 44662

Lakeview Meadows	81	93%	86%	21	32	$360
11900 Duff Road, Lot 58
Lakeview, OH 43331

Laurel Woods	207	78%	79%	43	-0-	$413
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	62	92%	79%	13	-0-	$353
11563 Back Massillon Road
Orrville, OH 44667

Maple Manor	316	78%	78%	71	-0-	$406
18 Williams Street
Taylor, PA 18517

Marysville Estates	306	57%	55%	58	-0-	$404
548 North Main Street
Marysville, OH 43040

Meadowood	122	92%	91%	20	-0-	$417
9555 Struthers Road
New Middletown, OH 44442

Meadows	335	68%	61%	61	-0-	$408
11 Meadows
Nappanee, IN 46550

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/19	Occupancy Percentage at 12/31/18	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/19

Meadows of Perrysburg	191	88%	87%	39	16	$402
27484 Oregon Road
Perrysburg, OH 43551

Melrose Village	293	90%	90%	71	-0-	$365
4400 Melrose Drive, Lot 301
Wooster, OH 44691

Melrose West	29	100%	97%	27	3	$392
4455 Cleveland Road
Wooster, OH 44691

Memphis Blues (1)	90	43%	100%	22	-0-	$416
1401 Memphis Blues Avenue
Memphis, TN 38127

Monroe Valley	44	91%	86%	11	-0-	$522
15 Old State Road
Jonestown, PA 17038

Moosic Heights	151	93%	92%	35	-0-	$424
118 1st Street
Avoca, PA 18641

Mount Pleasant Village	115	95%	93%	19	-0-	$330
549 Chicory Lane
Mount Pleasant, PA 15666

Mountaintop	39	90%	95%	11	2	$605
Mountain Top Lane
Narvon, PA 17555

Mountain View (2)	-0-	N/A	N/A	-0-	220	$-0-
Van Dyke Street
Coxsackie, NY 12501

New Colony	114	68%	N/A	16	-0-	$423
3101 Homestead Duquesne Road
West Mifflin, PA 15122

Northtowne Meadows	386	85%	N/A	85	-0-	$415
6255 Telegraph Road
Erie, MI 48133

Oak Ridge Estates	205	93%	99%	40	-0-	$480
1201 Country Road 15 (Apt B)
Elkhart, IN 46514

Oakwood Lake Village	79	63%	73%	40	-0-	$462
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	125	95%	93%	15	-0-	$420
26875 Bagley Road
Olmsted Township, OH 44138

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/19	Occupancy Percentage at 12/31/18	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/19

Oxford Village	224	98%	99%	59	2	$693
2 Dolinger Drive
West Grove, PA 19390

Parke Place	364	96%	95%	79	30	$385
2331 Osolo Road
Elkhart, IN 46514

Perrysburg Estates	133	65%	67%	24	9	$365
23720 Lime City Road
Perrysburg, OH 43551

Pikewood Manor	488	67%	66%	86	31	$458
1780 Lorain Boulevard
Elyria, OH 44035

Pine Ridge Village/Pine Manor	194	87%	83%	50	30	$543
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	212	68%	67%	38	-0-	$377
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	76%	71%	21	9	$403
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	473	60%	55%	101	-0-	$467
485 Patterson Lane
Belle Vernon, PA 15012

Redbud Estates	580	94%	90%	128	20	$283
1800 West 38th Street
Anderson, IN 46013

River Valley Estates	232	76%	75%	60	-0-	$391
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	90	92%	96%	31	1	$383
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	66	79%	80%	17	66	$455
1198 Rostraver Road
Belle Vernon, PA 15012

Sandy Valley Estates	364	71%	70%	102	10	$421
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	212	96%	87%	25	-0-	$501
1508 Dickerson Pike #L1
Nashville, TN 37207

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/19	Occupancy Percentage at 12/31/18	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/19

Somerset Estates/Whispering Pines	249	79%	78%	74	24	$389/$461
1873 Husband Road
Somerset, PA 15501

Southern Terrace	118	100%	100%	26	4	$352
1229 State Route 164
Columbiana, OH 44408

Southwind Village	250	97%	97%	36	-0-	$588
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	148	89%	89%	37	24	$410
7140-29 Selby Road
Athens, OH 45701

Springfield Meadows	123	96%	90%	43	77	$363
4100 Troy Road
Springfield, OH 45502

Suburban Estates	200	90%	91%	36	-0-	$363
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	95%	93%	25	1	$416
3305 Summit Road
Ravenna, OH 44266

Summit Village	89	85%	74%	25	33	$359
246 North 500 East
Marion, IN 46952

Sunny Acres	207	92%	93%	56	2	$241
272 Nicole Lane
Somerset, PA 15501

Sunnyside	63	83%	88%	8	-0-	$399
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	129	96%	93%	32	-0-	$685
122 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	99%	96%	21	-0-	$525
27216 Cook Road Lot 1-A
Olmsted Township, OH 44138

Twin Pines	238	86%	83%	48	2	$508
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	74	80%	84%	13	16	$447
229 Fieldstone Lane
Ruffs Dale, PA 15679

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/19	Occupancy Percentage at 12/31/18	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/19

Valley Hills	271	89%	92%	66	67	$374
4364 Sandy Lake Road
Ravenna, OH 44266

Valley Stream	143	71%	73%	37	6	$351
60 Valley Stream
Mountaintop, PA 18707

Valley View I	104	97%	97%	19	-0-	$344
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	43	100%	100%	7	-0-	$525
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Honey Brook	147	84%	89%	28	13	$641
1 Mark Lane
Honey Brook, PA 19344

Voyager Estates	259	61%	61%	72	20	$371
1002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	196	82%	77%	35	-0-	$582
3450 Howard Road Lot 21
Hamburg, NY 14075

Wayside	84	83%	77%	16	5	$315
1000 Garfield Avenue
Bellefontaine, OH 43331

Weatherly Estates	270	99%	97%	41	-0-	$492
271 Weatherly Drive
Lebanon, TN 37087

Wellington Estates	206	60%	53%	46	1	$300
58 Tanner Street
Export, PA 15632

Woodland Manor	148	68%	63%	77	-0-	$381
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	156	91%	92%	14	-0-	$679
265 Route 35
Eatontown, NJ 07724

Woods Edge	599	58%	52%	151	50	$394
1670 East 650 North
West Lafayette, IN 47906

Wood Valley	160	62%	56%	31	56	$343
2 West Street
Caledonia, OH 43314

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/19	Occupancy Percentage at 12/31/18	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/19

Worthington Arms	224	91%	84%	36	-0-	$584
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	89	61%	64%	14	59	$369
999 Balmer Road
Youngstown, NY 14174

Total	23,088	82.0%	82.0%	4,951	1,691	$447

(1)	Community was closed due to an unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community. The total redevelopment will be 134 sites. Phase I, consisting of 39 sites, was 100% occupied as of December 31, 2018. Phase II, consisting of 51 sites, was recently completed and in the process of being occupied.
(2)	We are currently seeking site plan approvals for approximately 220 sites for this property.

The Company also has approximately 2,500 additional sites at its properties in various stages of engineering/construction. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operates manufactured home properties with an approximate cost of $1.0 billion. These properties consist of 122 separate manufactured home communities and related improvements. No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Friendly Village with 824 developed sites, Woods Edge with 599 developed sites, Redbud Estates with 580 developed sites, Pikewood Manor with 488 developed sites, and Port Royal Village with 473 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from the years 2021 to 2029, with a weighted average term of 6.0 years. Interest on these mortgages are at fixed rates ranging from 3.37% to 6.5%. The weighted average interest rate on our mortgages, not including the effect of unamortized debt issuance costs, was approximately 4.1% and 4.3% at December 31, 2019 and 2018, respectively. The aggregate balances of these mortgages, net of unamortized debt issuance costs, total $373.7 million and $331.1 million at December 31, 2019 and 2018, respectively. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

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

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common and preferred shares are traded on the New York Stock Exchange (“NYSE”), under the symbol “UMH”, “UMHPRB”, “UMHPRC” and “UMHPRD”.

Shareholder Information

As of February 28, 2020, there were 981 registered shareholders of the Company’s common stock based on the number of record owners.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 15, 2019, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $25 million in the aggregate of the Company’s common stock. The Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. On September 16, 2019, the Company repurchased 20,000 shares of its common stock at a price of $11.87 per share, and a total cost of $237,000.

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five years to the FTSE NAREIT All REITs Index published by the National Association of Real Estate Investment Trusts (“NAREIT”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on December 31, 2014 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

Dollars
250
200
150
100
50
0
2014
2015
2016
2017
2018
2019
YEAR ENDED DECEMBER 31,
100
103
114
101
181
114
112
188
138
121
158
132
116
221
174
150
UMH PROPERTIES, INC.
FTSE NAREIT ALL REIT
S & P 500

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2019. The historical financial data has been derived from our historical financial statements. This following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto included elsewhere herein (in thousands except per share amounts).

	2019	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Operating Data:

Rental and Related Income	$128,611	$113,833	$101,801	$90,680	$74,763
Sales of Manufactured Homes	17,980	15,754	10,847	8,534	6,754
Total Income	146,591	129,587	112,648	99,214	81,517
Community Operating Expenses	61,708	52,949	47,847	42,638	37,049
Community NOI (2)	66,903	60,884	53,954	48,042	37,714
Total Expenses	126,582	111,010	96,617	83,256	72,077
Interest Income	2,619	2,255	2,007	1,585	1,820
Dividend Income	7,535	10,367	8,135	6,636	4,399
Gain on Sales of Marketable Securities, net	-0-	20	1,748	2,285	204
Increase (Decrease) in Fair Value of Marketable Securities (3)	14,915	(51,675)	-0-	-0-	-0-
Interest Expense	17,805	16,039	15,877	15,432	14,074
Net Income (Loss)	27,750	(36,216)	12,668	11,535	2,144
Net Income (Loss) Attributable to Common
Shareholders	2,566	(56,532)	(7,679)	(2,569)	(6,123)
Net Income (Loss) Attributable to Common
Shareholders Per Share
Basic	0.07	(1.53)	(0.24)	(0.10)	(0.24)
Diluted	0.06	(1.53)	(0.24)	(0.10)	(0.24)

Cash Flow Data:

Net Cash Provided (Used) by: Operating Activities	$38,516	$40,175	$40,858	$29,203	$29,647
Investing Activities	(122,350)	(137,603)	(152,921)	(77,567)	(148,675)
Financing Activities	90,053	82,314	130,604	45,895	121,420

Balance Sheet Data:

Total Investment Property	$1,015,281	$881,456	$764,439	$640,217	$577,709
Total Assets	1,025,453	880,902	823,881	680,445	600,317
Mortgages Payable, net of unamortized debt issuance costs	373,658	331,093	304,895	293,026	283,050
Loans Payable, net of unamortized
debt issuance costs	83,686	107,985	84,704	58,285	57,862
Series A 8.25% Cumulative Redeemable Preferred Stock	-0-	-0-	-0-	91,595	91,595
Series B 8.0% Cumulative Redeemable Preferred Stock	95,030	95,030	95,030	95,030	45,030
Series C 6.75% Cumulative Redeemable Preferred Stock	243,750	143,750	143,750	-0-	-0-
Series D 6.375% Cumulative Redeemable Preferred Stock	66,268	50,000	-0-	-0-	-0-
Total Shareholders’ Equity	546,339	424,698	421,215	317,032	246,238

Other Information:

Average Number of Shares Outstanding
Basic	39,909	36,871	32,676	27,809	25,933
Diluted	40,203	36,871	32,676	27,809	25,933
Funds from Operations (2)	$24,573	$26,965	$23,462	$20,732	$14,267
Normalized Funds from Operations (2)	$25,207	$27,470	$21,714	$18,446	$14,188
Cash Dividends Per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72

(1)	Financial information has been revised to reflect certain reclassifications in prior periods to conform to the current period presentation.
(2)

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Supplemental Measures, contained in this Form 10-K for information regarding the presentation of community NOI, and for the presentation and reconciliation of funds from operations and normalized funds from operations to net income (loss) attributable to common shareholders.

(3)	Represents change in unrealized gain (loss) in marketable securities which is included in the Consolidated Statements of Income (Loss) in accordance with ASU 2016-01 adopted January 1, 2018.

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

2019 Accomplishments

During 2019, UMH made substantial progress on multiple fronts – generating solid operating results, achieving strong growth and improving our financial position. We have:

●	Increased Rental and Related Income by 13%;
●	Increased Community Net Operating Income (“NOI”) by 10%;
●	Increased Same Property NOI by 6%;
●	Increased Same Property Occupancy by 333 sites or 160 bps over the prior year period from 82.2% to 83.8%;
●	Increased home sales by 14%;
●	Increased our rental home portfolio by 882 homes to approximately 7,400 total rental homes, representing an increase of 14%;
●	Acquired four communities containing approximately 1,500 homesites for a total cost of approximately $56.2 million;
●	Issued and sold 4 million shares of our 6.75% Series C Preferred Stock resulting in net proceeds of approximately $96.7 million;
●	Raised $31.5 million through our Dividend Reinvestment and Stock Purchase Plan;
●	Completed the financing/refinancing of four of our communities for total proceeds of approximately $44.9 million with a weighted average interest rate of 3.40%, paying off the existing $13.8 million mortgages with a weighted average rate of 5.91%;
●	Reduced the weighted average interest rate on our mortgages payable from 4.3% to 4.1%;
●	Reduced our Net Debt to Total Market Capitalization from 37% to 29%;
●	Increased our total market capitalization to $1.5 billion, representing an increase of 28%; and,
●

Implemented a Preferred Stock At-The-Market Program (“ATM Program”) under which the Company may offer and sell shares of our 6.75% Series C Preferred Stock and/or 6.375% Series D Preferred Stock having an aggregate sales price of up to $100 million. During 2019, we sold approximately 651,000 shares of our Series D Preferred Stock for net proceeds of approximately $15.9 million, after offering expenses. We have sold additional shares of Series D Preferred Stock under the ATM Program during 2020.

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

Our communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions. During the year ended December 31, 2019, we purchased four manufactured home communities, for an aggregate purchase price of $56.2 million. These acquisitions added approximately 1,500 developed homesites to our portfolio, bringing our total to 122 communities containing approximately 23,100 developed homesites.

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

Occupancy in our properties, as well as our ability to increase rental rates, directly affects revenues. In 2019, total income increased 13% from the prior year and Community NOI (as defined below) increased 10% from the prior year, primarily due to the acquisition and rental programs in 2018 and 2019. Overall occupancy was 82.0% at December 31, 2019 and 2018, respectively.  Overall occupancy includes communities acquired in 2019 with an average occupancy of 62%. Same property occupancy, which includes communities owned and operated as of January 1, 2018, increased from 82.2% at December 31, 2018 to 83.8% at December 31, 2019.

Sales of manufactured homes performed well during 2019, increasing by 14% year-over-year. Demand for housing remains healthy, due to improvements in the economy, sustained wage and job growth and still favorable interest rates. Demand for quality affordable housing is even greater. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As household formation strengthens and for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. The inability to satisfy down payment requirements, more stringent credit terms, and steadily increasing home prices continue to create hurdles for would-be homebuyers. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see increased demand for rental homes. During 2019, our portfolio of rental homes increased by 882 homes. Occupied rental homes represent approximately 36.0% of total occupied sites. Occupancy in rental homes continues to be strong and is at 92.3% as of December 31, 2019. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

The Company holds a portfolio of marketable securities of other REITs with a fair value of $116.2 million at December 31, 2019, representing 9.2% of our undepreciated assets (total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional diversification, liquidity and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2019, the Company’s portfolio consisted of 3% REIT preferred stocks and 97% REIT common stocks.

The Company invests in these REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. As of December 31, 2019, the Company has borrowings of $37.5 million under its margin line at 2.25% interest. The Company’s weighted average yield on the securities portfolio was approximately 6.3% at December 31, 2019. At December 31, 2019, the Company had unrealized losses of $(25.2) million in its REIT securities portfolio. The dividends received from our securities investments continue to meet our expectations. It is our intent to hold these securities for investment on a long-term basis.

The Company continues to strengthen its balance sheet. During 2019, the Company raised approximately $31.5 million in new capital through the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Company also issued and sold 4 million shares of our 6.75% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) for net proceeds of $96.7 million. Additionally, the Company entered into a Preferred Stock At-The-Market Sales Program and issued and sold approximately 651,000 shares of our 6.375% Series D Preferred Stock during 2019 for net proceeds of approximately $15.9 million. Subsequent to year end, the Company raised an additional $64.1 million through sales of Series D Preferred Stock under the ATM Program.

At December 31, 2019, the Company had approximately $12.9 million in cash and cash equivalents and $60 million available on our credit facility, with an additional $50 million potentially available pursuant to an accordion feature. We also had $14.2 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory. Subsequent to year end, the Company paid down approximately $54.5 million in loans using proceeds from the ATM Program. In addition, we held approximately $116.2 million in marketable REIT securities encumbered by $37.5 million in margin loans. In general, the Company may borrow up to 50% of the value of the marketable securities.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then making physical improvements, including adding rental homes onto otherwise vacant sites. In 2018 and 2019, we added a total of ten manufactured home communities to our portfolio, encompassing approximately 3,100 developed sites. These manufactured home communities were acquired with an average occupancy rate of 71%. The Company will utilize the rental home program to increase occupancy rates and improve operating results at these communities. There is no guarantee that any additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company’s lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions

Community	Date of Acquisition	State	Number of Sites	Purchase Price (in thousands)	Number of Acres	Occupancy at Acquisition

Acquisitions in 2019

Friendly Village	July 3, 2019	OH	824	$19,386	101	46%
New Colony and Fifty One Estates	July 30, 2019	PA	285	11,650	61	76%
Northtowne Meadows	August 27, 2019	MI	386	25,201	85	88%

Total 2019			1,495	$56,237	247	62%

Acquisitions in 2018

Redbud Estates and Camelot Village	May 30, 2018	IN	669	$20,500	231	91%
Summit Village	August 31, 2018	IN	134	3,500	58	60%
Pikewood Manor	November 30, 2018	OH	488	23,000	117	67%
Perrysburg Estates and Meadows of Perrysburg	December 19, 2018	OH	324	12,093	88	79%

Total 2018			1,615	$59,093	494	79%

Results of Operations

2019 vs. 2018

Rental and related income increased from $113.8 million for the year ended December 31, 2018 to $128.6 million for the year ended December 31, 2019, or 13%. This increase was due to the acquisitions during 2018 and 2019, as well as an increase in rental rates, same property occupancy and additional rental homes. During 2019, the Company raised rental rates by 3% to 4% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy was 82.0% at December 31, 2019 and 2018, respectively. Overall occupancy includes communities acquired in 2019 and 2018, which had an average occupancy of 62% and 79%, respectively, at the time of acquisition. Same property occupancy has increased from 82.2% at December 31, 2018 to 83.8% at December 31, 2019. The same property occupancy rate is exclusive of the sites at Memphis Blues, which is under redevelopment due to a flood in 2011. Demand for rental homes continues to be strong. As of December 31, 2019, we had approximately 7,400 rental homes with an occupancy of 92.3%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates. Vacant sites allow for future revenue growth.

Community operating expenses increased from $52.9 million for the year ended December 31, 2018 to $61.7 million for the year ended December 31, 2019, or 17%. These increases were primarily due to an increase in water and sewer costs, tree removal, rental home expenses and payroll and personnel costs primarily from the acquisitions made during 2018 and 2019 and the increase in rental homes. In addition, we incurred emergency windstorm tree removal expenses totaling $179,000. Also included in Community Operating Expenses was a one-time settlement of $375,000 for a utility billing dispute over a prior 10-year period.

Community NOI increased from $60.9 million for the year ended December 31, 2018 to $66.9 million for the year ended December 31, 2019, or 10%. This increase was primarily due to the acquisitions during 2018 and 2019 and an increase in rental rates, occupancy and rental homes. The Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) was 46.5% and 47.5%, excluding non-recurring operating expenses, for the year ended December 31, 2018 and 2019, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses are fixed costs, as occupancy rates continue to increase, these expense ratios will continue to improve. Because of the Company’s ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased from $15.8 million for the year ended December 31, 2018 to $18 million for the year ended December 31, 2019, or 14%. The total number of homes sold was 299 homes in 2019 as compared to 295 homes in 2018. There were 135 new homes sold in 2019 as compared to 125 in 2018. The Company’s average sales price was approximately $60,000 and $53,000 for the years ended December 31, 2019 and 2018, respectively. Cost of sales of manufactured homes increased from $11.7 million for the year ended December 31, 2018 to $12.9 million for the year ended December 31, 2019, or 10%. The gross profit percentage was 28% and 26% for 2019 and 2018, respectively. Selling expenses increased from $3.8 million for the year ended December 31, 2018 to $5.1 million for the year ended December 31, 2019, or 35%. Gain (Loss) from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) decreased from a gain of $75,000 for the year ended December 31, 2018 to a loss of $290,000 for the year ended December 31, 2019. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Although sales of manufactured homes have not yet returned to pre-recession levels, the Company has experienced four consecutive years of double-digit sales growth. Management is encouraged by our continued sales growth and anticipate a return to profitability for our sales operations in 2020. The U.S. homeownership rate was 65.1% in the fourth quarter of 2019, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market has strengthened, and conventional home prices continue their rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represents an investment in the upgrading of our communities.

General and Administrative Expenses decreased from $10.9 million for the year ended December 31, 2018 to $10 million for the year ended December 31, 2019, or 8%. This decrease was due to a decrease in incentive compensation. General and Administrative expenses, excluding non-recurring operating expenses, as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) was 6.3% and 7.3% at December 31, 2019 and 2018, respectively.

Depreciation expense increased from $31.7 million for the year ended December 31, 2018 to $36.8 million for the year ended December 31, 2019, or 16%. This increase was primarily due to the acquisitions and the increase in rental homes during 2019 and 2018.

Interest income increased from $2.3 million for the year ended December 31, 2018 to $2.6 million for the year ended December 31, 2019, or 16%. This increase was primarily due to an increase in the average balance of notes receivable from $26.9 million for the year ended December 31, 2018 to $33.1 million for the year ended December 31, 2019.

Dividend income decreased from $10.4 million for the year ended December 31, 2018 to $7.5 million for the year ended December 31, 2019, or 27%. This decrease was primarily due to a reduction in dividends from three securities. It is the Company’s intent to hold its marketable securities long-term. Dividends received from our marketable securities investments were at a weighted average yield of approximately 6.3% and 7.3% at December 31, 2019 and 2018, respectively, and continue to meet our expectations.

Increase (Decrease) in Fair Value of Marketable Securities increased from an unrealized loss of $(51.7) million for the year ended December 31, 2018 to a gain of $14.9 million for the year ended December 31, 2019. As of December 31, 2019, the Company had total net unrealized losses of $(25.2) million in its REIT securities portfolio.

Other income remained relatively stable for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Interest expense, including amortization of financing costs, increased from $16.0 million for the year ended December 31, 2018 to $17.8 million for the year ended December 31, 2019. During the year, we obtained 3 new mortgage loans, and assumed 2 loans in conjunction with acquisitions, totaling $64.3 million. The average balance of mortgages payable was approximately $352.4 million during 2019 as compared to approximately $318 million during 2018. The weighted average interest rate on its mortgages, not including the effect of unamortized debt issuance costs, was 4.1% at December 31, 2019 as compared to 4.3% at December 31, 2018.

2018 vs. 2017

Rental and related income increased from $101.8 million for the year ended December 31, 2017 to $113.8 million for the year ended December 31, 2018, or 12%. This increase was due to the acquisitions during 2017 and 2018, as well as an increase in rental rates, same property occupancy and additional rental homes. During 2018, the Company raised rental rates by 3% to 4% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy has increased from to 81.4% at December 31, 2017 to 82.0% at December 31, 2018. Overall occupancy includes communities acquired in 2018 and 2017, which had an average occupancy of 79% and 67%, respectively, at the time of acquisition. Same property occupancy has increased from 82.6% at December 31, 2017 to 83.0% at December 31, 2018. The same property occupancy rate is exclusive of the sites at Memphis Blues, which is under redevelopment due to a flood in 2011. Demand for rental homes continues to be strong. As of December 31, 2018, we had approximately 6,500 rental homes with an occupancy of 92.3%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates. Vacant sites allow for future revenue growth.

Community operating expenses increased from $47.8 million for the year ended December 31, 2017 to $53 million for the year ended December 31, 2018, or 11%. This increase was due to the acquisitions during 2017 and 2018.

Community NOI increased from $54 million for the year ended December 31, 2017 to $60.9 million for the year ended December 31, 2018, or 13%. This increase was primarily due to the acquisitions during 2017 and 2018 and an increase in rental rates, occupancy and rental homes. The Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) also improved from 47.0% for the year ended December 31, 2017 to 46.5% for the year ended December 31, 2018. Many acquisitions have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses are fixed costs, as occupancy rates continue to increase, these expense ratios will continue to improve. Because of the Company’s ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased from $10.8 million for the year ended December 31, 2017 to $15.8 million for the year ended December 31, 2018, or 45%. The total number of homes sold was 295 homes in 2018 as compared to 222 homes in 2017. There were 125 new homes sold in 2018 as compared to 74 in 2017. The Company’s average sales price was $53,000 and $49,000 for the years ended December 31, 2018 and 2017, respectively. Cost of sales of manufactured homes increased from $8.5 million for the year ended December 31, 2017 to $11.7 million for the year ended December 31, 2018, or 38%. The gross profit percentage was 26% and 22% for 2018 and 2017, respectively. Selling expenses increased from $3.1 million for the year ended December 31, 2017 to $3.8 million for the year ended December 31, 2018, or 22%. Gain (Loss) from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) decreased from a loss $1.1 million for the year ended December 31, 2017 to a gain of $75,000 for the year ended December 31, 2018, an improvement of 107%. The gain on sales include selling expenses of approximately $3.8 million for the year ended December 31, 2018. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Although sales of manufactured homes have not yet returned to pre-recession levels, the Company has experienced three consecutive years of double-digit sales growth. The U.S. homeownership rate was 64.8% in the fourth quarter of 2018, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004. The conventional single-family housing market has strengthened, and conventional home prices continue their rise. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses increased from $9.7 million for the year ended December 31, 2017 to $10.9 million for the year ended December 31, 2018, or 13%. This increase was primarily due to an increase in personnel and personnel costs, as headcount, wages and incentive compensation increased in connection with the Company’s growth, and an increase in non-cash stock compensation expense. Stock compensation expense increased from $1.3 million for the year ended December 31, 2017 to $1.6 million for the year ended December 31, 2018. These increases were primarily due to an increase in the weighted-average fair value of options granted from $1.81 per share for the year ended December 31, 2017 to $2.05 per share for the year ended December 31, 2018. Additionally, the Founder and Chairman of the Board was granted a discretionary stock option award of 100,000 shares, as well as 1,000 shares of restricted stock. Although these awards are usually recognized over the vesting period, the entire compensation cost of approximately $210,000 was recognized at the time of grant since he is of retirement age. Additionally, for the year ended December 31, 2018, there was a one-time payroll expenditure of $525,000 for two employees. General and Administrative expenses without this one-time payroll expenditure as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) remains in line at 7.3% and 7.8% at December 31, 2018 and 2017, respectively.

Depreciation expense increased from $27.6 million for the year ended December 31, 2017 to $31.7 million for the year ended December 31, 2018, or 15%. This increase was primarily due to the acquisitions and the increase in rental homes during 2017 and 2018.

Interest income increased from $2.0 million for the year ended December 31, 2017 to $2.3 million for the year ended December 31, 2018, or 12%. This increase was primarily due to an increase in the average balance of notes receivable from $21.2 million for the year ended December 31, 2017 to $26.9 million for the year ended December 31, 2018.

Dividend income increased from $8.1 million for the year ended December 31, 2017 to $10.4 million for the year ended December 31, 2018, or 27%. This increase was due to an increase in the cost of securities from $121.4 million for the year ended December 31, 2017 to $139.8 million for the year ended December 31, 2018. The dividends received from our securities investments were at a weighted average yield of 7.3% and 7.4% as of December 31, 2018 and 2017, respectively, and continue to meet our expectations. It is the Company’s intent to hold these marketable securities long-term.

Realized gain on sales of marketable securities, net consists of the following (in thousands):

	Year Ended December 31,
	2018	2017

Gross realized gains	$20	$1,749
Gross realized losses	-0-	(1)

Total Gain on Sales of Marketable Securities, net	$20	$1,748

Decrease in Fair Value of Marketable Securities decreased from $0 for the year ended December 31, 2017 to a loss of $51.7 million for the year ended December 31, 2018. On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning undistributed income (accumulated deficit) of $11.5 million to recognize the unrealized gains previously recorded in “Accumulated Other Comprehensive Income” on our Consolidated Balance Sheets. As of December 31, 2018, the Company had total net unrealized losses of $(40.2) million in its REIT securities portfolio.

Other income decreased from $705,000 at December 31, 2017 to $410,000 at December 31, 2018. This decrease is mainly due to an upfront oil and gas bonus payment in 2017 of $252,000 that the Company received at one of its communities.

Interest expense, including amortization of financing costs, remained relatively stable for the year ended December 31, 2018 as compared to the year ended December 31, 2017. During the year, we obtained two new mortgage loans, and assumed two loans in conjunction with acquisitions, totaling $33 million. The average balance of mortgages payable was approximately $318 million during 2018 as compared to approximately $299 million during 2017. The weighted average interest rate on its mortgages, not including the effect of unamortized debt issuance costs, was 4.3% at December 31, 2018 as compared to 4.2% at December 31, 2017.

Supplemental Measures

In addition to the results reported in accordance with GAAP, management’s discussion and analysis of financial condition and results of operations include certain non-GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies, and include Community Net Operating Income (“Community NOI”), Funds from Operations Attributable to Common Shareholders (“FFO”) and Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”).

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

The Company’s Community NOI is calculated as follows (in thousands):

	2019	2018	2017	2016	2015

Rental and Related Income	$128,611	$113,833	$101,801	$90,680	$74,763
Community Operating Expenses	(61,708)	(52,949)	(47,847)	(42,638)	(37,049)

Community NOI	$66,903	$60,884	$53,954	$48,042	$37,714

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds from Operations Attributable to Common Shareholders (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the U.S. of America (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, and the change in the fair value of marketable securities plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of NAREIT FFO to make an election to include or exclude gains and losses on the sale of these assets, such as marketable equity securities and include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude the change in the fair value of marketable securities from our FFO calculation. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”), as FFO, excluding gains and losses realized on marketable securities investments and certain one-time charges. FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and Normalized FFO and, accordingly, our FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

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

The Company’s FFO and Normalized FFO attributable to common shareholders are calculated as follows (in thousands except footnotes):

	2019	2018	2017	2016	2015

Net Income (Loss) Attributable to Common Shareholders	$2,566	$(56,532)	$(7,679)	$(2,569)	$(6,123)
Depreciation Expense	36,811	31,691	27,558	23,214	18,878
(Gain) Loss on Sales of Investment Property and Equipment	111	131	81	2	80
Acquisition Costs	-0-	-0-	-0-	79	957
Early Extinguishment of Debt (1)	-0-	-0-	-0-	5	475
(Increase) Decrease in Fair Value of Marketable Securities (4)	(14,915)	51,675	-0-	-0-	-0-
Redemption of Preferred Stock	-0-	-0-	3,502	-0-	-0-
FFO Attributable to Common Shareholders	24,573	26,965	23,462	20,731	14,267

Adjustments:
Gain on Sales of Marketable Securities, net	-0-	(20)	(1,748)	(2,285)	(204)
Non- Recurring Other Expense(2)	634	525	-0-	-0-	-0-
Settlement of Memphis Mobile
City Litigation (3)	-0-	-0-	-0-	-0-	125
Normalized FFO Attributable to Common Shareholders	$25,207	$27,470	$21,714	$18,446	$14,188

(1)	Included in Interest Expense on the Consolidated Statements of Income (Loss).
(2)	Consists of utility billing dispute over a prior 10-year period ($375,000), emergency windstorm tree removal expenses in three communities ($179,000) and costs associated with acquisitions not completed ($80,000) in 2019 and one-time payroll expenditures ($525,000) in 2018.
(3)	Included in Community Operating Expenses on the Consolidated Statements of Income (Loss).
(4)	Represents change in unrealized gain (loss) in marketable securities which is included in the Consolidated Statements of Income (Loss) in accordance with ASU 2016-01, adopted January 1, 2018.

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

The Company continues to strengthen its capital and liquidity positions and maintains financial flexibility. On April 29, 2019, the Company issued and sold 4 million shares of its Series C Preferred Stock in an underwritten registered public offering, raising net proceeds of approximately $96.7 million, after deducting the underwriting discount and other estimated offering expenses.

On October 21, 2019, the Company entered into a Preferred Stock At-The-Market Sales Program (“ATM Program”) with B. Riley FBR, Inc. (“B. Riley”), as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. We began selling shares under the ATM Program on October 22, 2019 and through December 31, 2019, 651,000 shares of our Series D Preferred Stock were sold at a weighted average price of $25.19 per share, generating gross proceeds of $16.4 million and net proceeds of $15.9 million, after offering expenses. Subsequent to yearend, we sold an additional 2.6 million shares of our Series D Preferred Stock under the ATM Program at a weighted average price of $25.06 per share, generating gross proceeds subsequent to year end of $64.1 million and net proceeds of $63.1 million, after offering expenses.

In addition, the Company has a DRIP in which participants can purchase stock from the Company at a price of approximately 95% of market. During 2019, amounts received, including dividends reinvested of $7.7 million, totaled $31.5 million. On August 14, 2019, the Company announced that it was discontinuing granting waivers to the $1,000 monthly maximum for the purchase of shares for cash under its DRIP, which will result in less capital being raised through the DRIP going forward. Subsequent to yearend, the monthly maximum was increased from $1,000 to $5,000.

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement to expand and extend its existing unsecured revolving credit facility. The Facility is syndicated with two banks led by BMO Capital Markets Corp., as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. as the sole syndication agent. The Amendment provides for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extends the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool. The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income generated by the communities in the Borrowing Base from 7.5% to 7.0%. As of December 31, 2019, $60 million was available on this credit facility.

The Company has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $15 million revolving line of credit for the financing of homes, of which $10 million was utilized at December 31, 2019, and revolving credit facilities totaling $28.5 million to finance inventory purchases, of which $19.3 million was utilized at December 31, 2019. Subsequent to year end, the Company paid down $15 million on our revolving credit agreement to finance inventory, $5 million on its revolving line of credit and approximately $34.5 million on its margin loan.

As of December 31, 2019, the Company had $12.9 million of cash and cash equivalents and marketable securities of $116.2 million encumbered by $37.5 million in margin loans. The Company owned 122 communities of which 47 are unencumbered. The Company’s marketable securities and non-mortgaged properties provide us with additional liquidity. The Company believes that cash on hand, funds generated from operations, the DRIP and capital market, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2019, total investment property increased 15% or $136.2 million. The Company made acquisitions of four manufactured home communities totaling approximately 1,500 developed sites at an aggregate purchase price of $56.2 million. These acquisitions were funded through new mortgages, the use of our unsecured credit facility and the issuance of preferred stock. See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 5 of the Notes to Consolidated Financial Statements for related debt transactions. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of common or preferred stock, including under the ATM Program. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company also invests in rental homes and as of December 31, 2019 the Company owned approximately 7,400 rental homes, or approximately 32% of our total homesites. During 2019, our rental home portfolio increased by 882 homes or $42.8 million. The Company markets these rental homes for sale to existing residents. The Company estimates that in 2020 it will purchase approximately 800 - 900 manufactured homes to use as rental units for a total cost, including setup, of approximately $36 - $40 million. Rental home rates on new homes range from approximately $600-$1,600 per month, including lot rent, depending on size, location and market conditions. During 2019, the Company also invested approximately $22 million in other improvements to our communities.

Additionally, the Company invests in marketable debt and equity securities of other REITs. The REIT securities portfolio provides the Company with additional liquidity and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. During 2019, the securities portfolio increased 17% or $16.6 million primarily due to a net unrealized gain of $14.9 million and purchases of $1.8 million offset by redemption of securities with a cost of $125,000. The Company had dividend income earned of $7.5 million. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. At December 31, 2019, $37.5 million was outstanding on the margin loan at a 2.25% interest rate.

The following table summarizes cash flow activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017

Net Cash Provided by Operating Activities	$38,516	$40,175	$40,858
Net Cash Used in Investing Activities	(122,350)	(137,603)	(152,921)
Net Cash Provided by Financing Activities	90,053	82,314	130,604
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$6,219	$(15,114)	$18,541

Net cash provided by operating activities remained relatively stable from 2018 to 2019.

Net cash used in investing activities decreased by $15.3 million in both 2019 and 2018, primarily due to a decrease in acquisitions of manufactured home communities and a decrease in purchases of REIT securities.

Net cash provided by financing activities increased by $7.7 million in 2019 to $90.1 million. The Company received $31.5 million, including dividends reinvested, through the DRIP, and sold 4 million shares of its Series C Preferred Stock in an underwritten registered public offering, raising net proceeds of approximately $96.7 million. In addition, in 2019 the Company sold 651,000 shares of its Series D Preferred Stock through its ATM Program, raising net proceeds during 2019 of approximately $15.9 million. During 2019, the Company also distributed to our common shareholders a total of $28.8 million, including dividends reinvested. In addition, the Company also paid $25.7 million in preferred dividends.

Net cash provided by financing activities decreased by $48.3 million in 2018 to $82.3 million. The Company received $35.1 million, including dividends reinvested, through the DRIP, and sold 2 million shares of its Series D Preferred Stock in an underwritten registered public offering, raising net proceeds during 2018 of approximately $48 million. During 2018, the Company also distributed to our common shareholders a total of $26.6 million, including dividends reinvested. In addition, the Company also paid $20.0 million in preferred dividends.

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

Cash flows used for capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions and rental home purchases, the Company is budgeting approximately $19 million in capital improvements for 2020.

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

As of December 31, 2019, the Company had total assets of $1.0 billion and total liabilities of $479.1 million. Our net debt (net of cash and cash equivalents) to total market capitalization as of December 31, 2019 and 2018 was approximately 29% and 37%, respectively. Our net debt, less securities (net of cash and cash equivalents and marketable securities) to total market capitalization as of December 30, 2019 and 2018 was approximately 22% and 28%, respectively.

The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2019 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages Payable	$377,045	$8,524	$38,489	$76,034	$253,998
Interest on Mortgages Payable	83,681	15,690	29,429	22,157	16,405
Loans Payable	84,044	67,655	16,090	299	-0-
Interest on Loans Payable	4,157	3,045	1,094	18	-0-
Operating Lease Obligations	2,044	277	555	560	652
Retirement Benefits	450	-0-	-0-	-0-	450

Total	$551,421	$95,191	$85,657	$99,068	$271,505

Mortgages payable represents the principal amounts outstanding based on scheduled payments. The interest on these mortgages are at fixed rates ranging from 3.37% to 6.5%. The weighted average interest rate, not including the effect of unamortized debt issuance costs, was approximately 4.1% at December 31, 2019. As of December 31, 2019, the weighted average loan maturity of the mortgage payable is 6.0 years.

Loans payable represents $15 million outstanding on the Company’s unsecured line of credit with an interest rate ranging from LIBOR plus 1.50% to 2.20% or Prime plus 0.50% to 1.20%, based on the Company’s overall leverage (interest rate of 3.40% as of December 31, 2019); $37.5 million outstanding on its margin line with an interest rate of 2.25% at December 31, 2019; $19.3 million outstanding on the Company’s revolving credit agreements to finance inventory with interest rates ranging from prime with a minimum of 6% to Prime plus 2% with a minimum of 8% after 18 months (weighted average interest rate of 5.87% as of December 31, 2019); $322,000 loans outstanding for the finance of rental homes with an interest rate of 6.99% at December 31, 2019; $10 million outstanding on the Company’s revolving line of credit secured by eligible notes receivables with an interest rate of prime plus 25 basis points (interest rate of 5% as of December 31, 2019); and $1.9 million outstanding on its automotive loans with a weighted average interest rate of 4.71%.

Operating lease obligations represent a lease with a related party for the Company’s corporate offices. On October 1, 2019, the Company entered into a new lease for its executive offices which combines the existing corporate office space with additional adjacent office space. This new lease extends our existing lease through April 30, 2027 and requires monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. In conjunction with this new lease, the Company terminated the additional office space leases dated July 1, 2017 and February 14, 2018. Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. Management believes that the aforesaid rent is no more than what the Company would pay for comparable space elsewhere.

Retirement benefits of $450,000 represent the total future amount to be paid, on an undiscounted basis, relating to the Company’s Founder and Chairman. These benefits are based upon his specific employment agreement. The agreement does not require the Company to separately fund the obligation and therefore it will be paid from the general assets of the Company. The Company has accrued these benefits on a present value basis over the term of the agreement (See Note 8 of the Notes to Consolidated Financial Statements).

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

Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policy is affected by our more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. For a detailed description of this and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2018 and 2019 should be accounted for as acquisitions of assets. As such, transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. Prior to the adoption of ASU 2017-01, the Company’s acquisitions were considered an acquisition of a business and therefore, the acquisition costs were expensed.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2019, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The following table sets forth information as of December 31, 2019, concerning the Company’s mortgages and loans payable, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value (in thousands).

	Mortgages Payable			Loans Payable
		Weighted Average			Weighted Average
	Carrying Value	Interest Rate		Carrying Value	Interest Rate

2020	$-0-	-0-%		$67,655	3.72%
2021	2,119	6.50%		640	4.87%
2022	19,914	4.42%		15,450	3.45%
2023	66,958	3.87%		184	5.53%
2024	-0-	-0-%		115	6.14%
Thereafter	288,054	4.05%		-0-	-0-%
Total	$377,045	4.14	%(1)	$84,044	3.69	%(1)
Estimated Fair Value	$381,189			$84,044

(1) Weighted average interest rate, not including the effect of unamortized debt issuance costs. The weighted average interest rate, including the effect of unamortized debt issuance costs, at December 31, 2019 was 4.18% for mortgages payable and 3.70% for loans payable.

All mortgage loans are at fixed rates. The Company has approximately $81.9 million in variable rate loans payable. If short-term interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $820,000.

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

The following is the Unaudited Selected Quarterly Financial Data (in thousands except per share amounts):

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2019	March 31	June 30	September 30	December 31

Total Income	$34,287	$37,230	$37,329	$37,745
Total Expenses	29,750	32,588	32,387	31,857
Other Income (Expense)	6,521	(3,906)	7,519	(2,282)
Net Income (Loss) from continuing operations	11,037	749	12,433	3,531
Net Income (Loss) Attributable to Common Shareholders	5,914	(5,537)	5,622	(3,433)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.16	(0.15)	0.14	(0.08)
Diluted	0.15	(0.15)	0.14	(0.08)

2018	March 31	June 30	September 30	December 31

Total Income	$29,796	$32,099	$33,447	$34,245
Total Expenses	25,492	27,761	28,436	29,321
Other Income (Expense)	(26,496)	15,800	(11,333)	(32,633)
Net Income (Loss) from continuing operations	(22,208)	20,072	(6,349)	(27,731)
Net Income (Loss) Attributable to Common Shareholders	(27,155)	14,949	(11,473)	(32,853)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic and Diluted	(0.76)	0.41	(0.31)	(0.87)

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2019 and 2018.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2019.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and our report dated March 5, 2020, expressed an unqualified opinion thereon.

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

March 5, 2020

New York, New York

(c) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption “ Information about our Executive Officers” in Part I hereof, in accordance with General Instruction G(3) to Form 10-K.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 14 – Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm	57

	(ii)	Consolidated Balance Sheets as of December 31, 2019 and 2018	58-59

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2019, 2018 and 2017	60-61

	(iv)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017	62

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017	63-64

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	65

	(vi)	Notes to Consolidated Financial Statements	66-99

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019	100-109

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

Exhibit No.	Description

3.12	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

3.13	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2016, Registration No. 001-12690).

3.14	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2017, Registration No. 001-12690).

3.15	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.16	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.17	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

3.18	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.19	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.20	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.21	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.22	Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen certificate of common stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2	Specimen certificate representing the Series A Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B filed by the Registrant with the Securities and Exchange Commission on February 28, 2012, Registration No. 001-12690).

Exhibit No.		Description

4.3		Specimen certificate representing the Series B Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.3 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on January 21, 2016, Registration No. 333-209078).

4.4		Specimen certificate representing the Series C Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on July 26, 2018, Registration No. 001-12690).

4.5		Specimen certificate representing the Series D Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5	+	Amended and Restated Employment Agreement Effective January 1, 2018, between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2018, Registration No. 001-12690).

10.6	+	Amended and Restated Employment Agreement Effective January 1, 2018, between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2018, Registration No. 001-12690).

10.7	+	Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.8	+	UMH Properties, Inc. Amended and Restated 2013 Incentive Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on April 20, 2018, Registration No. 001-12690).

10.9		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on June 17, 2019, Registration No. 333-232162).

Exhibit No.		Description

10.10		Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal dated March 28, 2018 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 4, 2018, Registration No. 001-12690).

10.11		At-the-Market Sales Agreement by and between UMH Properties, Inc. and B. Riley FBR, Inc. (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)		Interactive Data File

101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document
101.CAL	++	XBRL Taxonomy Extension Calculation Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++		Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Item 16 – Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the in the period ended December 31, 2019, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2020, expressed an unqualified opinion.

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

March 5, 2020

New York, New York

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 and 2018

(in thousands except per share amounts)

	2019	2018
-ASSETS-

Investment Property and Equipment
Land	$72,459	$68,154
Site and Land Improvements	618,041	533,547
Buildings and Improvements	27,380	25,156
Rental Homes and Accessories	297,401	254,599
Total Investment Property	1,015,281	881,456
Equipment and Vehicles	21,145	18,792
Total Investment Property and Equipment	1,036,426	900,248
Accumulated Depreciation	(232,783)	(197,208)
Net Investment Property and Equipment	803,643	703,040

Other Assets
Cash and Cash Equivalents	12,902	7,433
Marketable Securities at Fair Value	116,186	99,596
Inventory of Manufactured Homes	31,967	23,703
Notes and Other Receivables, net	37,995	31,494
Prepaid Expenses and Other Assets	10,762	6,195
Land Development Costs	11,998	9,441
Total Other Assets	221,810	177,862

TOTAL ASSETS	$1,025,453	$880,902

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2019 and 2018

(in thousands except per share amounts)

	2019	2018
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$373,658	$331,093

Other Liabilities:
Accounts Payable	4,572	3,873
Loans Payable, net of unamortized debt issuance costs	83,686	107,985
Accrued Liabilities and Deposits	10,575	7,411
Tenant Security Deposits	6,623	5,842
Total Other Liabilities	105,456	125,111
Total Liabilities	479,114	456,204

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 4,000 shares authorized; 3,801 shares issued and outstanding as of December 31, 2019 and 2018	95,030	95,030
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 13,750 and 5,750 shares authorized; 9,750 and 5,750 shares issued and outstanding as of December 31, 2019 and 2018, respectively	243,750	143,750
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 6,000 and 2,300 shares authorized; 2,651 and 2,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	66,268	50,000
Common Stock - $0.10 par value per share,123,664 and 111,364 shares authorized; 41,130 and 38,320 shares issued and outstanding as of December 31, 2019 and 2018, respectively	4,113	3,832
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of December 31, 2019 and 2018	-0-	-0-
Additional Paid-In Capital	162,542	157,450
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total Shareholders’ Equity	546,339	424,698

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,025,453	$880,902

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

(in thousands)

	2019	2018	2017

INCOME:
Rental and Related Income	$128,611	$113,833	$101,801
Sales of Manufactured Homes	17,980	15,754	10,847

Total Income	146,591	129,587	112,648

EXPENSES:
Community Operating Expenses	61,708	52,949	47,847
Cost of Sales of Manufactured Homes	12,938	11,716	8,471
Selling Expenses	5,079	3,774	3,095
General and Administrative Expenses	10,046	10,880	9,646
Depreciation Expense	36,811	31,691	27,558

Total Expenses	126,582	111,010	96,617

OTHER INCOME (EXPENSE):
Interest Income	2,619	2,255	2,007
Dividend Income	7,535	10,367	8,135
Gain on Sales of Marketable Securities, net	-0-	20	1,748
Increase (Decrease) in Fair Value of Marketable Securities	14,915	(51,675)	-0-
Other Income	588	410	705
Interest Expense	(17,805)	(16,039)	(15,877)

Total Other Income (Expense)	7,852	(54,662)	(3,282)

Income (Loss) Before Loss on Sales of Investment Property and Equipment	27,861	(36,085)	12,749
Loss on Sales of Investment Property and Equipment	(111)	(131)	(81)

Net Income (Loss)	27,750	(36,216)	12,668

Less: Preferred Dividends	(25,184)	(20,316)	(16,845)
Less: Redemption of Preferred Stock	-0-	-0-	(3,502)

Net Income (Loss) Attributable to Common Shareholders	$2,566	$(56,532)	$(7,679)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

(in thousands except per share amounts)

	2019	2018	2017

Basic Income (Loss) Per Share:

Net Income (Loss)	$0.70	$(0.98)	$0.39
Less: Preferred Dividends	(0.63)	(0.55)	(0.52)
Less: Redemption of Preferred Stock	-0-	-0-	(0.11)

Net Income (Loss) Attributable to Common Shareholders	$0.07	$(1.53)	$(0.24)

Diluted Income (Loss) Per Share:

Net Income (Loss)	$0.69	$(0.98)	$0.39
Less: Preferred Dividends	(0.63)	(0.55)	(0.52)
Less: Redemption of Preferred Stock	-0-	-0-	(0.11)

Net Income (Loss) Attributable to Common Shareholders	$0.06	$(1.53)	$(0.24)

Weighted Average Common Shares Outstanding:
Basic	39,909	36,871	32,676
Diluted	40,203	36,871	32,676

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

(in thousands)

	2019	2018	2017

Net Income (Loss)	$27,750	$(36,216)	$12,668

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year	-0-	-0-	(3,449)
Reclassification Adjustment for Net Gains Realized in Income	-0-	-0-	(1,748)
Change in Fair Value of Interest Rate Swap Agreements	-0-	-0-	4

Comprehensive Income (Loss)	27,750	(36,216)	7,475
Less: Preferred Dividends	(25,184)	(20,316)	(16,845)
Less: Redemption of Preferred Stock	-0-	-0-	(3,502)

Comprehensive Income (Loss) Attributable to Common Shareholders	$2,566	$(56,532)	$(12,872)

See Accompanying Notes to the Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

(in thousands)

	Common Stock		Preferred	Preferred	Preferred
	Issued and Outstanding		Stock	Stock	Stock
	Number	Amount	Series A	Series B	Series C

Balance December 31, 2016	29,389	$2,939	$91,595	$95,030	$-0-

Common Stock Issued with the DRIP*	4,095	409	-0-	-0-	-0-
Common Stock Issued through Restricted Stock Awards	56	6	-0-	-0-	-0-
Common Stock Issued through Stock Options	548	55	-0-	-0-	-0-
Common Stock Issued through Registered Direct Placement, net	1,400	140	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-	143,750
Preferred Stock Called for Redemption	-0-	-0-	(91,595)	-0-	-0-
Distributions	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-	-0-
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	-0-	-0-	-0-
Interest Rate Swaps	-0-	-0-	-0-	-0-	-0-

Balance December 31, 2017	35,488	3,549	-0-	95,030	143,750

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment (See Note 2)	-0-	-0-	-0-	-0-	-0-
Common Stock Issued with the DRIP*	2,654	265	-0-	-0-	-0-
Common Stock Issued through Restricted Stock Awards	49	5	-0-	-0-	-0-
Common Stock Issued through Stock Options	129	13	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-	-0-

Balance December 31, 2018	38,320	3,832	-0-	95,030	143,750

Common Stock Issued with the DRIP*	2,468	247	-0-	-0-	-0-
Common Stock Issued through Restricted/ Unrestricted Stock Awards	122	12	-0-	-0-	-0-
Common Stock Issued through Stock Options	240	24	-0-	-0-	-0-
Repurchase of Common Stock	(20)	(2)	-0-	-0-	-0-
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	-0-	-0-	-0-	100,000
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-	-0-	-0-

Balance December 31, 2019	41,130	$4,113	$-0-	$95,030	$243,750

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

(in thousands)

	Preferred Stock	Additional Paid-In	Accumulated Other Comprehensive	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Income (Loss)	Deficit)	Equity

Balance December 31, 2016	$-0-	$111,423	$16,713	$(668)	$317,032

Common Stock Issued with the DRIP*	-0-	59,956	-0-	-0-	60,365
Common Stock Issued through Restricted Stock Awards	-0-	(6)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	5,381	-0-	-0-	5,436
Common Stock Issued through Registered Direct Placement, net	-0-	22,378	-0-	-0-	22,518
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	(4,774)	-0-	-0-	138,976
Preferred Stock Called for Redemption	-0-	3,488	-0-	(3,488)	(91,595)
Distributions	-0-	(31,125)	-0-	(9,180)	(40,305)
Stock Compensation Expense	-0-	1,314	-0-	-0-	1,314
Net Income	-0-	-0-	-0-	12,668	12,668
Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment	-0-	-0-	(5,197)	-0-	(5,197)
Interest Rate Swaps	-0-	-0-	4	-0-	4

Balance December 31, 2017	-0-	168,035	11,520	(668)	421,216

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment (See Note 2)	-0-		(11,520)	11,520	-0-
Common Stock Issued with the DRIP*	-0-	34,849	-0-	-0-	35,114
Common Stock Issued through Restricted Stock Awards	-0-	(5)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	1,372	-0-	-0-	1,385
Preferred Stock Issued through Underwritten Registered Public Offering, net	50,000	(1,753)	-0-	-0-	48,247
Distributions	-0-	(46,661)	-0-	-0-	(46,661)
Stock Compensation Expense	-0-	1,613	-0-	-0-	1,613
Net Income (Loss)	-0-	-0-	-0-	(36,216)	(36,216)

Balance December 31, 2018	50,000	157,450	-0-	(25,364)	424,698

Common Stock Issued with the DRIP*	-0-	31,256	-0-	-0-	31,503
Common Stock Issued through Restricted Stock Awards	-0-	(12)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	2,579	-0-	-0-	2,603
Repurchase of Common Stock	-0-	(235)	-0-	-0-	(237)
Preferred Stock Issued through Underwritten Registered Public Offering, net	-0-	(3,312)	-0-	-0-	96,688
Preferred Stock Issued in connection with At-The-Market Offerings, net	16,268	(337)	-0-	-0-	15,931
Distributions	-0-	(26,786)	-0-	(27,750)	(54,536)
Stock Compensation Expense	-0-	1,939	-0-	-0-	1,939
Net Income (Loss)	-0-	-0-	-0-	27,750	27,750

Balance December 31, 2019	$66,268	$162,542	$-0-	$(25,364)	$546,339

*Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

(in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$27,750	$(36,216)	$12,668
Non-cash items included in Net Income (Loss):
Depreciation	36,811	31,691	27,558
Amortization of Financing Costs	758	625	661
Stock Compensation Expense	1,939	1,613	1,314
Provision for Uncollectible Notes and Other Receivables	1,408	1,231	1,274
Gain on Sales of Marketable Securities, net	-0-	(20)	(1,748)
(Increase) Decrease in Fair Value of Marketable Securities	(14,915)	51,675	-0-
Loss on Sales of Investment Property and Equipment	111	131	81
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(8,264)	(6,134)	(144)
Notes and Other Receivables, net of Notes Acquired with Acquisitions	(7,909)	(6,438)	(2,332)
Prepaid Expenses and Other Assets	(3,817)	(457)	455
Accounts Payable	699	913	(1)
Accrued Liabilities and Deposits	3,164	846	264
Tenant Security Deposits	781	715	808
Net Cash Provided by Operating Activities	38,516	40,175	40,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(38,799)	(55,880)	(61,670)
Purchase of Investment Property and Equipment	(64,535)	(52,970)	(62,012)
Proceeds from Sales of Investment Property and Equipment	2,745	2,754	2,300
Additions to Land Development Costs	(20,086)	(13,221)	(3,881)
Purchase of Marketable Securities	(1,800)	(18,555)	(45,075)
Proceeds from Sales/ Redemption of Marketable Securities	125	269	17,417
Net Cash Used in Investing Activities	(122,350)	(137,603)	(152,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	44,850	28,192	44,420
Net (Payments) Proceeds from Short Term Borrowings	(24,373)	23,652	26,401
Principal Payments of Mortgages and Loans	(21,624)	(6,866)	(34,971)
Financing Costs on Debt	(752)	(749)	(641)
Proceeds from Issuance of Preferred Stock, net of offering costs	96,688	48,247	138,976
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	15,931	-0-	-0-
Redemption of 8.25% Series A Preferred Stock	-0-	-0-	(91,595)
Proceeds from Registered Direct Placement of Common Stock, net of offering costs	-0-	-0-	22,518
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	23,796	30,038	57,506
Repurchase of Common Stock	(237)	-0-	-0-
Proceeds from Exercise of Stock Options	2,603	1,385	5,436
Preferred Dividends Paid	(25,709)	(20,050)	(16,666)
Common Dividends Paid, net of Dividend Reinvestments	(21,120)	(21,535)	(20,780)
Net Cash Provided by Financing Activities	90,053	82,314	130,604

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	6,219	(15,114)	18,541
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	12,777	27,891	9,350

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$18,996	$12,777	$27,891

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

Description of the Business

As of December 31, 2019, the Company owns and operates 122 manufactured home communities containing approximately 23,100 developed sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Arbor Estates	Doylestown, Pennsylvania
Auburn Estates	Orrville, Ohio
Birchwood Farms	Birch Run, Michigan
Boardwalk	Elkhart, Indiana
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Camelot Village	Anderson, Indiana
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedarcrest Village	Vineland, New Jersey
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
Cinnamon Woods	Conowingo, Maryland
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Athens, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Crossroads Village	Mount Pleasant, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
D & R Village	Clifton Park, New York

MANUFACTURED HOME COMMUNITY	LOCATION

Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio
Fairview Manor	Millville, New Jersey
Fifty One Estates	Elizabeth, Pennsylvania
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Fox Chapel Village	Cheswick, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Friendly Village	Perrysburg, Ohio
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
High View Acres	Apollo, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillcrest Crossing	Lower Burrell, Pennsylvania
Hillcrest Estates	Marysville, Ohio
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Kinnebrook	Monticello, New York
Lake Sherman Village	Navarre, Ohio
Lakeview Meadows	Lakeview, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Maple Manor	Taylor, Pennsylvania
Marysville Estates	Marysville, Ohio
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Meadows of Perrysburg	Perrysburg, Ohio
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Monroe Valley	Jonestown, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mount Pleasant Village	Mount Pleasant, Pennsylvania
Mountaintop	Narvon, Pennsylvania
New Colony	West Mifflin, Pennsylvania
Northtowne Meadows	Erie, Michigan
Oak Ridge Estates	Elkhart, Indiana
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Township, Ohio
Oxford Village	West Grove, Pennsylvania
Parke Place	Elkhart, Indiana
Perrysburg Estates	Perrysburg, Ohio
Pikewood Manor	Elyria, Ohio
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION
Redbud Estates	Anderson, Indiana
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Springfield Meadows	Springfield, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Summit Village	Marion, Indiana
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Township, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View Honeybrook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Wayside	Bellefontaine, Ohio
Weatherly Estates	Lebanon, Tennessee
Wellington Estates	Export, Pennsylvania
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2019, the undiscounted cash flows over the expected holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2018 and 2019 should be accounted for as acquisitions of assets. As such, transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. See “Recently Adopted Accounting Pronouncements” below for additional information regarding the adoption of this ASU.

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

Marketable Securities

Investments in marketable securities consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 15% of its undepreciated assets. These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2019 and 2018, gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis.

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in "Accumulated Other Comprehensive Income" on our Consolidated Balance Sheets. As a result, on January 1, 2018 the Company recorded an increase to beginning undistributed income (accumulated deficit) of $11.5 million to recognize the unrealized gains previously recorded in "Accumulated Other Comprehensive Income" on our Consolidated Balance Sheets. Subsequent changes in the fair value of the Company’s marketable securities are recorded in Increase (Decrease) in Fair Value of Marketable Securities on our Consolidated Statements of Income (Loss). See “Recently Adopted Accounting Pronouncements” below for additional information regarding the adoption of this ASU.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or net realizable value and is determined by the specific identification method. All inventory is considered finished goods.

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance and reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. Total notes receivables at December 31, 2019 and 2018 were $36.4 million and $29.7 million, respectively. At December 31, 2019 and 2018, the reserves for uncollectible accounts, notes and other receivables were $1.3 million and $1.1 million, respectively. For the years ended December 31, 2019, 2018 and 2017, the provisions for uncollectible notes and other receivables were $1.4 million, $1.2 million and $1.3 million, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2019, 2018 and 2017 amounted to $1.2 million, $1.4 million and $1.2 million, respectively.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. The weighted average interest rate on these loans is approximately 7.8% and the average maturity is approximately 12 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. These costs are amortized on a straight-line basis over the term of the related obligations, and included as a component of interest expense. Unamortized costs are charged to expense upon prepayment of the obligation. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with ASC 470-50-40, Modifications and Extinguishments. As of December 31, 2019 and 2018, accumulated amortization amounted to $5.1 million and $4.4 million, respectively. The Company estimates that aggregate amortization expense will be approximately $794,000 for 2020, $729,000 for 2021, $658,000 for 2022, $476,000 for 2023, $430,000 for 2024 and $657,000 thereafter.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on our variable rate debt. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company had entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of December 31, 2019 and 2018, these agreements have expired and the Company no longer had any interest rate swap agreements in effect.

Revenue Recognition

The Company derives its income primarily from the rental of manufactured homesites. The Company also owns approximately 7,400 rental units which are rented to residents. Rental and related income is recognized on the accrual basis over the term of the lease, which is typically one year or less.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (39.9 million, 36.9 million and 32.7 million in 2019, 2018 and 2017, respectively). Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the year ended December 31, 2019, common stock equivalents resulting from employee stock options to purchase 2.6 million shares of common stock amounted to 294,000 shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the years ended December 31, 2018 and 2017, employee stock options to purchase 2.3 million and 1.8 million, respectively, shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

Stock Compensation Plan

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants are determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock are recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards are equal to the fair value of the Company’s stock on the grant date. Compensation costs, which is included in General and Administrative Expenses, of $1.9 million, $1.6 million and $1.3 million have been recognized in 2019, 2018 and 2017, respectively. During 2019, 2018 and 2017, compensation costs included a one-time charge of $179,000, $210,000 and $201,000, respectively, for restricted stock and stock option grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 6 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2019. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2019, the tax years 2016 through and including 2019 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

Adopted 2019

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as a right-of-use asset and a corresponding liability. ASU 2016-02 also makes targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which included amendments to clarify certain aspects of the new lease standard. In July 2018, the FASB also issued ASU No. 2018-11, “Leases (Topic 842) – Target Improvements.” ASU No. 2018-11 provides a new transition method and a practical expedient to separating contract components as required by ASU 2016-02. Under ASU 2018-11, an entity applying the new lease accounting standard may record a cumulative adjustment to the opening balance of undistributed income (accumulated deficit) in the period of adoption, instead of having to restate comparative results, as initially required. Additionally, ASU No. 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance if both 1. the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same (instead of the timing and pattern of revenue recognition, as proposed); and 2. the lease component, if accounted for separately, would be classified as an operating lease. In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) – Narrow-Scope Improvements for Lessors.” ASU 2018-20 allow lessors to make an accounting policy election not to evaluate whether sales taxes and similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. The amendments also require a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. In addition, the amendments clarify that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in the new lease standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component.

The Company adopted this standard effective January 1, 2019, and it did not have a material impact on the Company’s financial position, results of operations or cash flows. Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. The non-lease components of our lease agreements consist primarily of utility reimbursements. We have elected the lessor practical expedient to combine the lease and non-lease components. We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. For leases with a term greater than one year, right-of-use assets and corresponding liabilities are included on the Consolidated Balance Sheet. The right-of-use asset and corresponding lease liabilities are measured as the estimated present value of minimum lease payments at the commencement of the lease agreement and discounted by our borrowing rate. As of December 31, 2019, the right-of-use assets and corresponding lease liabilities of $3.9 million is included in Prepaid Expenses and Other Assets and Accrued Liabilities and Deposits on the Consolidated Balance Sheets. Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2020	$427
2021	427
2022	417
2023	384
2024	384
Thereafter	8,502

Total Lease Payments	$10,541

The weighted average remaining lease term for these leases is 143.2 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%. Additionally, for all leases, we have elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts containing a lease, the lease classification for expired or existing contracts, and measurement of initial direct costs for any existing leases.

Adopted 2018

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies which changes to the terms or conditions of a share based payment award are subject to the guidance on modification accounting under FASB Accounting Standards Codification Topic 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2018, and it did not have a material impact on our financial position, results of operations or cash flows.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 is eliminated. As such, sales and partial sales of real estate assets are now subject to the same derecognition model as all other nonfinancial assets. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2018, and it did not have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard effective January 1, 2018. The Company’s restricted cash consists of amounts primarily held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. Restricted cash is included in Prepaid Expenses and Other Assets on the Consolidated Balance Sheets. Previously, changes in restricted cash were reported on the Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity.

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	12/31/19	12/31/18	12/31/17

Cash and Cash Equivalents	$12,902	$7,433	$23,242
Restricted Cash	6,094	5,344	4,649
Cash, Cash Equivalents And Restricted Cash	$18,996	$12,777	$27,891

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 was effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018, and it did not have a material impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 was effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018. The Company previously classified its marketable securities as available-for-sale and carried at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of Shareholders’ Equity until realized. The change in the unrealized net holding gains (losses) was reflected in the Company’s Comprehensive Income (Loss). As a result of adoption, these securities will continue to be measured at fair value; however, the change in the unrealized net holding gains and losses is now recognized through net income. As of January 1, 2018, unrealized net holding gains of $11.5 million were reclassed to beginning undistributed income (accumulated deficit) to recognize the unrealized gains previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets.

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

As of December 31, 2019 and 2018, the Company had notes receivable of $36.4 million and $29.8 million, respectively. Notes receivables are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes. Due to the nature of our revenue from contracts with customers, we do not have material contract assets or liabilities that fall under the scope of ASC 606.

Other Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019. As of January 1, 2020, we adopted the fair value option for our notes receivable and do not expect there to be a material impact.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that year. The Company anticipates making the required updates to its fair value disclosures beginning with its Form 10-Q for the quarter ending March 31, 2020.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions in 2019

On July 3, 2019, the Company acquired Friendly Village, located in Perrysburg, Ohio, for approximately $19.4 million. This all-age community contains a total of 824 developed homesites that are situated on approximately 101 total acres. At the date of acquisition, the average occupancy for this community was approximately 46%. In conjunction with this acquisition, the Company assumed a mortgage of approximately $7.3 million on this property (See Note 5).

On July 30, 2019, the Company acquired two communities, New Colony and 51 Estates, located in Pennsylvania, for approximately $11.7 million. These communities contain a total of 285 developed homesites that are situated on approximately 61 acres. At the date of acquisition, the average occupancy for these communities was approximately 76%.

On August 27, 2019, the Company acquired Northtowne Meadows, located in Erie, Michigan, for approximately $25.2 million. This community contains a total of 386 developed homesites that are situated on approximately 85 total acres. At the date of acquisition, the average occupancy for this community was approximately 88%. In conjunction with this acquisition, the Company assumed a mortgage of approximately $12.1 million on this property (See Note 5).

Acquisitions in 2018

On May 30, 2018, the Company acquired two manufactured home communities, Camelot Village and Redbud Estates, located in Anderson, Indiana, for approximately $20.5 million. These all-age communities contain a total of 669 developed homesites that are situated on approximately 231 total acres. At the date of acquisition, the average occupancy for these communities was approximately 91%. In conjunction with this acquisition, the Company drew down $20 million on its unsecured line of credit. On July 13, 2018, the Company obtained a 10-year, $13.4 million mortgage on these properties with an interest rate of 4.27% and a 30-year amortization (see Note 5).

On August 31, 2018, the Company acquired Summit Village, a manufactured home community located in Marion, Indiana, for approximately $3.5 million. This all-age community contains a total of 134 developed homesites that are situated on approximately 58 total acres. At the date of acquisition, the occupancy for this community was approximately 60%. This acquisition was funded by a drawdown from the Company’s margin line.

On November 30, 2018, the Company acquired Pikewood Manor, a manufactured home community located in Elyria, Indiana, for approximately $23 million. This all-age community contains a total of 488 developed homesites that are situated on approximately 117 total acres. At the date of acquisition, the average occupancy for this community was approximately 67%. In conjunction with this acquisition, the Company obtained a 10-year, $14.8 million mortgage with an interest rate of 5.0% and a 25-year amortization (see Note 5).

On December 19, 2018, the Company acquired two manufactured home communities, Perrysburg Estates and Meadows of Perrysburg, located in Perrysburg, Ohio, for approximately $12.1 million. These all-age communities contain a total of 324 developed homesites that are situated on approximately 88 total acres. At the date of acquisition, the average occupancy for these communities was approximately 79%. In conjunction with this acquisition, the Company assumed two mortgages of approximately $4.6 million on these properties (see Note 5).

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $2.1 million, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the years ended December 31, 2019 and 2018, respectively (in thousands):

	2019 Acquisitions	2018 Acquisitions
Assets Acquired:
Land	$4,296	$6,463
Depreciable Property	53,909	53,206
Notes Receivable and Other	127	835
Total Assets Acquired	$58,332	$60,504

Total Income, Community Net Operating Income (“Community NOI”)* and Net Income (Loss) for communities acquired in 2019 and 2018, which are included in our Consolidated Statements of Income (Loss) for the years ended December 31, 2019 and 2018, are as follows (in thousands):

	2019 Acquisitions	2018 Acquisitions
	2019	2019	2018

Total Income	$2,308	$6,276	$1,634
Community NOI *	$1,347	$2,198	$932
Net Income (Loss)	$(205)	$(2,053)	$(311)

*Community NOI is defined as rental and related income less community operating expenses.

See Note 5 for additional information relating to Loans and Mortgages Payable and Note 16 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets (in thousands):

	December 31, 2019	December 31, 2018

Site and Land Improvements	$152,456	$132,121
Buildings and Improvements	7,720	6,690
Rental Homes and Accessories	56,808	44,337
Equipment and Vehicles	15,799	14,060
Total Accumulated Depreciation	$232,783	$197,208

Other

Many oil and gas companies compete for the opportunity to acquire sub surface mineral rights, including oil and gas. Successful bidders pay an upfront purchase price (“bonus payment”). In May 2017, the Company received a bonus payment of $252,000 for the right to allow a company to extract oil and gas at one of its communities. The bonus payment is not refundable and the Company has no further obligations related to it. Therefore, this bonus payment received by the Company is considered earned by the Company and has been recorded as Other Income in the accompanying Consolidated Statements of Income (Loss). In addition to this upfront bonus payment, the Company entered into an agreement (“Lease”) whereby the oil and gas company may remove the oil and gas from the property, provided that it pays the Company an 18% royalty fee based on the amount of the oil and gas removed. The term of the Lease is for five years.

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

The following is a listing of marketable securities at December 31, 2019 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	2	$50	$10
CBL & Associates Properties, Inc.	E	6.625%	63	1,487	294
Cedar Realty Trust, Inc.	B	7.250%	9	203	219
Cedar Realty Trust, Inc.	C	6.500%	20	494	464
Colony Capital Inc.	I	7.150%	20	500	483
Investors Real Estate Trust	C	6.625%	20	500	525
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	802
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	386
Urstadt Biddle Properties, Inc.	H	6.250%	13	313	333
Total Preferred Stock				5,045	3,516

Common Stock:
CBL & Associates Properties, Inc.			1,600	16,692	1,680
Franklin Street Properties Corporation			220	2,219	1,883
Office Properties Income Trust			562	36,418	18,047
Industrial Logistics Properties Trust			502	9,951	11,261
Kimco Realty Corporation			910	17,052	18,846
Monmouth Real Estate Investment Corporation (1)			2,573	23,987	37,251
Pennsylvania Real Estate Investment Trust			222	2,316	1,183
Diversified Healthcare Trust			171	2,920	1,443
Tanger Factory Outlet			180	4,229	2,651
Urstadt Biddle Properties, Inc.			100	2,049	2,484
Vereit, Inc.			1,410	12,059	13,029
Washington Prime Group			800	6,489	2,912
Total Common Stock				136,381	112,670

Total Marketable Securities				$141,426	$116,186

(1) Related entity – See Note 8.

The following is a listing of marketable securities at December 31, 2018 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	2	$50	$21
CBL & Associates Properties, Inc.	E	6.625%	63	1,487	600
Cedar Realty Trust, Inc.	B	7.250%	8	189	186
Cedar Realty Trust, Inc.	C	6.500%	20	494	380
Colony Capital Inc.	I	7.150%	20	500	369
Investors Real Estate Trust	C	6.625%	20	500	462
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	654
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	311
Urstadt Biddle Properties, Inc.	G	6.750%	5	125	124
Urstadt Biddle Properties, Inc.	H	6.250%	13	313	293
Total Preferred Stock				5,156	3,400

Common Stock:
CBL & Associates Properties, Inc.			1,600	16,692	3,072
Franklin Street Properties Corporation			220	2,219	1,371
Government Properties Income Trust			2,246	36,418	15,430
Industrial Logistics Properties Trust			502	9,951	9,879
Kimco Realty Corporation			910	17,052	13,332
Monmouth Real Estate Investment Corporation (1)			2,446	22,292	30,331
Pennsylvania Real Estate Investment Trust			210	2,226	1,247
Senior Housing Properties Trust			171	2,920	2,003
Tanger Factory Outlet			180	4,229	3,640
Urstadt Biddle Properties, Inc.			100	2,049	1,922
Vereit, Inc.			1,410	12,059	10,082
Washington Prime Group			800	6,489	3,887
Total Common Stock				134,596	96,196

Total Marketable Securities				$139,752	$99,596

(1) Related entity – See Note 8.

On January 1, 2018, the Company adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in "Accumulated Other Comprehensive Income" on our Consolidated Balance Sheets.  As a result, on January 1, 2018 the Company recorded an increase to beginning undistributed income (accumulated deficit) of $11.5 million to recognize the unrealized gains previously recorded in "Accumulated Other Comprehensive Income" on our Consolidated Balance Sheets. Subsequent changes in the fair value of the Company’s marketable securities is recorded in Increase (Decrease) in Fair Value of Marketable Securities on our Consolidated Statements of Income (Loss).

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. As of December 31, 2019, 2018 and 2017, the securities portfolio had net unrealized holding gains (losses) of $(25.2) million, $(40.2) million and $11.5 million, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company received proceeds of $125,000, $269,000 and $17.4 million, on sales or redemptions of marketable securities, respectively. The Company recorded the following Gain (Loss) on Sale of Securities, net (in thousands):

	2019	2018	2017

Gross realized gains	$-0-	$20	$1,749
Gross realized losses	-0-	-0-	(1)

Total Gain on Sales of Marketable Securities, net	$-0-	$20	$1,748

The Company had margin loan balances of $37.5 million and $32.0 million at December 31, 2019 and 2018, respectively, which were collateralized by the Company’s securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company may purchase securities on margin. The interest rates charged on the margin loans at December 31, 2019 and 2018 was 2.25% and 2.75%, respectively. These margin loans are due on demand. At December 31, 2019 and 2018, the margin loans amounted to $37.5 million and $32.0 million, respectively, and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 2 times.

The Company has revolving credit agreements totaling $28.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank and Northpoint Commercial Finance to finance inventory purchases. Interest rates on these agreements range from prime with a minimum of 6% to LIBOR plus 7.75% after 2 years. As of December 31, 2019 and 2018, the total amount outstanding on these lines was $19.3 million and $15.9 million, respectively, with a weighted average interest rate of 5.87% and 7.04%, respectively.

In April 2019, the Company expanded its revolving line of credit with OceanFirst Bank (“OceanFirst Line”) from $10 million to $15 million. This line is secured by the Company’s eligible notes receivable. Interest rate on this line of credit was reduced to prime plus 25 basis points. The new maturity date is June 1, 2020. As of December 31, 2019 and 2018, the amount outstanding on this revolving line of credit was $10 million and $4 million, respectively, and the interest rate was 5.0% and 5.5%, respectively.

The Company has an agreement with 21st Mortgage to finance the Company’s purchase of rental units. These loans are at an interest rate of 6.99%, with an origination fee of 2% on new units and 3% on existing units. These loans will have a 10 year term from the date of the borrowing. The amount outstanding on this loan was $322,000 and $373,000, as of December 31, 2019 and 2018, respectively.

The Company had a $4 million loan from Two River Community Bank, secured by 1 million shares of Monmouth Real Estate Investment Corporation common stock. This loan was at an interest rate of 4.625%, with interest only payments through October 2018. The Company repaid this loan on October 25, 2019. The Company also has $1.9 million in automotive loans with a weighted average interest rate of 4.71%.

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

Interest rates on borrowings are based on the Company’s overall leverage ratio and decreased from LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, at the Company’s option, to LIBOR plus 1.50% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 1.60% or at BMO’s prime lending rate plus 0.60%, which results in an interest rate of 3.4% at December 31, 2019.

As of December 31, 2019 and 2018, the amount outstanding under this Facility was $15 million and $50 million, respectively.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows (in thousands):

Year Ended December 31,
2020	$67,655
2021	640
2022	15,450
2023	184
2024	115
Thereafter	-0-

Total Loans Payable	84,044
Unamortized Debt Issuance Costs	(358)
Total Loans Payable, net of Unamortized Debt Issuance Costs	$83,686

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding, net of unamortized debt issuance costs. Interest is payable on these mortgages at fixed rates ranging from 3.37% to 6.5%. The weighted average interest rate was 4.2% and 4.3% as of December 31, 2019 and December 31, 2018, respectively, including the effect of unamortized debt issuance costs. The weighted average interest rate as of December 31, 2019 was 4.1%, compared to 4.3% as of December 31, 2018, not including the effect of unamortized debt issuance costs. The weighted average loan maturity of the Mortgage Notes Payable was 6.0 years at December 31, 2019 and 6.3 years at December 31, 2018.

The following is a summary of mortgages payable at December 31, 2019 and 2018 (in thousands):

	At December 31, 2019		Balance at December 31,
Property	Due Date	Interest Rate	2019	2018

Allentown	10/01/25	4.06%	$12,865	$13,133
Brookview Village	04/01/25	3.92%	2,664	2,722
Candlewick Court	09/01/25	4.10%	4,294	4,383
Catalina	08/19/25	4.20%	5,095	5,319
Cedarcrest Village	04/01/25	3.71%	11,510	11,772
Clinton Mobile Home Resort	10/01/25	4.06%	3,376	3,447
Cranberry Village	04/01/25	3.92%	7,305	7,466
D & R Village	03/01/25	3.85%	7,362	7,527
Fairview Manor	11/01/26	3.85%	15,399	15,711
Forest Park Village	09/01/25	4.10%	8,006	8,173
Friendly Village	05/06/23	4.618%	7,150	-0-
Hayden Heights	04/01/25	3.92%	2,007	2,052
Highland Estates	06/01/27	4.12%	16,054	16,353
Holiday Village	09/01/25	4.10%	7,619	7,777
Holiday Village- IN	11/01/25	3.96%	8,176	8,349
Holly Acres Estates	10/05/21	6.50%	2,119	2,158
Kinnebrook Village	04/01/25	3.92%	3,881	3,966
Lake Sherman Village	09/01/25	4.10%	5,294	5,405
Meadows of Perrysburg	10/06/23	5.413%	2,946	3,002
Northtowne Meadows	09/06/26	4.45%	12,049	-0-
Olmsted Falls	04/01/25	3.98%	2,007	2,051
Oxford Village	07/01/29	3.41%	15,604	6,526
Perrysburg Estates	09/06/25	4.98%	1,587	1,615
Pikewood Manor	11/29/28	5.00%	14,420	14,723
Shady Hills	04/01/25	3.92%	4,786	4,891
Somerset Estates and Whispering Pines	02/26/19	4.89%	-0-	32
Springfield Meadows	10/06/25	4.83%	3,033	3,089
Suburban Estates	10/01/25	4.06%	5,364	5,476
Sunny Acres	10/01/25	4.06%	5,971	6,095
Southwind Village	01/01/20	5.94%	-0-	5,213
Trailmont	10/01/29	3.37%	3,191	3,261
Twin Oaks	12/01/19	5.75%	6,047	2,333
Valley Hills	06/01/26	4.32%	3,285	3,348
Waterfalls	06/01/26	4.38%	4,474	4,559
Weatherly Estates	04/01/25	3.92%	7,785	7,956
Wellington Estates	01/01/23	6.35%	2,316	2,367
Woods Edge	01/07/26	4.30%	6,214	6,477
Worthington Arms	09/01/25	4.10%	8,976	9,163
Various (2 properties)	02/01/27	4.56%	13,583	13,821
Various (2 properties)	08/01/28	4.27%	13,132	13,354
Various (2 properties)	07/01/29	3.41%	22,810	-0-
Various (4 properties)	07/01/23	4.975%	7,765	7,926
Various (5 properties)	01/01/22	4.25%	13,061	13,413
Various (5 properties)	12/06/22	4.75%	6,853	7,007
Various (6 properties)	08/01/27	4.18%	12,829	13,068
Various (13 properties)	03/01/23	4.065%	46,781	47,932

Total Mortgages Payable			377,045	334,411
Unamortized Debt Issuance Costs			(3,387)	(3,318)
Total Mortgages Payable, net of Unamortized Debt Issuance Costs			$373,658	$331,093

At December 31, 2019 and 2018, mortgages were collateralized by real property with a carrying value of $695.5 million and $614.3 million, respectively, before accumulated depreciation and amortization. Interest costs amounting to $1.5 million, $1.0 million and $501,000 were capitalized during 2019, 2018 and 2017, respectively, in connection with the Company’s expansion program.

Recent Transactions

During the year ended December 31, 2019

On July 1, 2019, the Company obtained two Federal National Mortgage Association (“Fannie Mae”) mortgages totaling $38.8 million through Wells Fargo Bank, N.A. (“Wells Fargo”) on Oxford Village, Southwind Village and Woodlawn Village. The interest rate on these mortgages are fixed at 3.41%. These mortgages mature on July 1, 2029, with principal repayments based on a 30-year amortization schedule. Proceeds from these mortgages were used to repay the existing Oxford Village and Southwind Village mortgages of approximately $11.5 million, which had a weighted average interest rate of 5.94%.

On July 3, 2019, the Company assumed a mortgage loan with a balance of approximately $7.3 million, in conjunction with its acquisition of Friendly Village. The interest rate on this mortgage is fixed at 4.6175%. This mortgage matures on May 6, 2023.

On August 27, 2019, the Company assumed a mortgage loan with a balance of approximately $12.1 million, in conjunction with its acquisition of Northtowne Meadows. The interest rate on this mortgage is fixed at 4.45%. This mortgage matures on September 6, 2026.

On September 30, 2019, the Company obtained a $6.1 million Fannie Mae mortgage through Wells Fargo on Twin Oaks I & II. The interest rate on this mortgage is fixed at 3.37%. This mortgage matures on October 1, 2029, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage was used to repay the existing Twin Oaks I & II mortgage of approximately $2.3 million, which had an interest rate of 5.75%.

During the year ended December 31, 2018

On July 13, 2018, the Company obtained a $13.4 million Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage through Wells Fargo Bank, N.A. (“Wells Fargo”) on Camelot Village and Redbud Estates. This mortgage is at a fixed rate of 4.27% and matures on August 1, 2028. Principal repayments are based on a 30-year amortization schedule.

On November 30, 2018, the Company obtained a $14.8 million mortgage on Pikewood Manor from OceanFirst Bank. This mortgage is at a fixed rate of 5.0% and matures on November 29, 2028. The interest rate will be reset after five years to the weekly average yield on U.S. Treasury Securities plus 2.25%. Principal repayments are based on a 25-year amortization schedule.

On December 18, 2018, the Company assumed a mortgage loan with a balance of approximately $3 million, in conjunction with its acquisition of Meadows of Perrysburg. The interest rate on this mortgage is fixed at 5.4125%. This mortgage matures on October 6, 2023.

On December 18, 2018, the Company assumed a mortgage loan with a balance of approximately $1.6 million, in conjunction with its acquisition of Perrysburg Estates. The interest rate on this mortgage is fixed at 4.98%. This mortgage matures on September 6, 2025.

The aggregate principal payments of all mortgages payable are scheduled as follows (in thousands):

Year Ended December 31,
2020	$8,524
2021	23,276
2022	15,213
2023	68,645
2024	7,389
Thereafter	253,998

Total	$377,045

NOTE 6 – STOCK COMPENSATION PLAN

On June 13, 2013, the shareholders approved and ratified the Company’s 2013 Stock Option and Stock Award Plan (the “2013 Plan”) authorizing the grant of stock options or restricted stock awards to directors, officers and key employees of options to purchase up to 3 million shares of common stock. The 2013 Plan replaced the Company’s 2003 Stock Option Plan (the “2003 Plan”), which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Stock Option and Award Plan, as amended, remain outstanding until exercised, forfeited or expired.

On June 14, 2018, the shareholders approved and ratified an amendment and restatement (and renaming) of the Company’s Amended and Restated 2013 Incentive Award Plan (formerly 2013 Stock Option and Stock Award Plan). The amendment and restatement made two substantive changes: (1) provide an additional 2 million common shares for future grant of option awards, restricted stock awards, or other stock-based awards; and (2) allow for the issuance of other stock-based awards.

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

Stock Options

During the year ended December 31, 2019, forty one employees were granted options to purchase a total of 644,000 shares. During the year ended December 31, 2018, forty employees were granted options to purchase a total of 605,000 shares. During the year ended December 31, 2017, thirty-four employees were granted options to purchase a total of 576,000 shares. The fair value of these options for the years ended December 31, 2019, 2018 and 2017 was approximately $1.1 million, $1.2 million and $1.0 million, respectively, based on assumptions noted below and is being amortized over the 1-year vesting period. The remaining unamortized stock option expense was $210,000 as of December 31, 2019, which will be expensed in 2020.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the following years:

	2019	2018	2017

Dividend yield	5.13%	4.79%	5.80%
Expected volatility	24.04%	25.78%	26.30%
Risk-free interest rate	2.50%	2.74%	2.37%
Expected lives	10	10	10
Estimated forfeitures	-0-	-0-	-0-

During the year ended December 31, 2019, options to sixteen employees to purchase a total of 240,000 shares were exercised. During the year ended December 31, 2018, options to eight employees to purchase a total of 129,000 shares were exercised. During the year ended December 31, 2017, options to twenty-seven employees to purchase a total of 548,000 shares were exercised. During the year ended December 31, 2019, options to one employee to purchase a total of 20,000 shares were forfeited. During the year ended December 31, 2018, options to one employee to purchase a total of 2,000 shares were forfeited. During the year ended December 31, 2017, options to one employee to purchase a total of 10,000 shares were forfeited.

A summary of the status of the Company’s stock option plans as of December 31, 2019, 2018 and 2017 and changes during the years then ended are as follows (in thousands):

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,253	$12.09	1,778	$11.60	1,760	$9.97
Granted	644	13.67	605	13.26	576	14.96
Exercised	(240)	10.84	(129)	10.78	(548)	9.92
Forfeited	(20)	13.50	(1)	12.41	(10)	9.77
Expired	-0-	-0-	-0-	-0-	-0-	-0-
Outstanding at end of year	2,637	12.05	2,253	12.09	1,778	11.60
Options exercisable at end of year	1,196		1,648		1,202
Weighted average fair value of options granted during the year		$1.72		$2.05		$1.81

The following is a summary of stock options outstanding as of December 31, 2019 (in thousands):

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

08/29/12	4	26		11.29	08/29/20
06/26/13	8	159		10.08	06/26/21
06/11/14	7	142		9.85	06/11/22
06/24/15	8	240		9.82	06/24/23
04/05/16	16	329		9.77	04/05/24
01/19/17	2	60		14.25	01/19/27
04/04/17	32	505		15.04	04/04/27
04/02/18	35	478		13.09	04/02/28
07/09/18	4	40		15.75	07/09/28
12/10/18	1	25		12.94	12/10/28
01/02/19	2	60	*	11.42	01/02/29
04/02/19	37	573	*	13.90	04/02/29

		2,637

* Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2019, 2018 and 2017 was $8.3 million, $2.0 million and $5.9 million, respectively, of which $6.9 million, $2.0 million and $5.9 million relate to options exercisable. The intrinsic value of options exercised in 2019, 2018 and 2017 was $914,000, $510,000 and $3.0 million, respectively, determined as of the date of option exercise. The weighted average remaining contractual term of the above options was 9.1, 7.9 and 6.8 years as of December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, amounts charged to stock compensation expense relating to stock option grants, which is included in General and Administrative Expenses, totaled $1.2 million, $1.1 million and $929,000, respectively.

Restricted Stock

On April 2, 2019, the Company awarded a total of 118,000 shares of restricted stock to two participants, pursuant to their employment agreements. On April 2, 2018, the Company awarded a total of 45,000 shares of restricted stock to two participants, pursuant to their employment agreements. During 2018, the Company also awarded 2,000 shares of restricted stock to our ten directors as additional directors’ fees. On April 4, 2017, the Company awarded 45,000 shares of restricted stock to two participants. On September 27, 2017, the Company awarded 11,000 shares of restricted stock to our ten directors as additional directors’ fees. The grant date fair value of restricted stock grants awarded to participants was $1.6 million, $616,000 and $846,000 for the years ended December 31, 2019, 2018 and 2017, respectively. These grants primarily vest in equal installments over five years. As of December 31, 2019, there remained a total of $2.3 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.6 years. For the years ended December 31, 2019, 2018 and 2017, amounts charged to stock compensation expense related to restricted stock grants, which is included in General and Administrative Expenses, totaled $723,000, $498,000 and $386,000, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2019, 2018 and 2017, and changes during the year ended December 31, 2019, 2018 and 2017 are presented below (in thousands):

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	161	$12.44	147	$11.98	133	$10.04
Granted	118	11.12	47	13.11	56	15.10
Dividend Reinvested Shares	11	13.51	8	13.37	7	14.83
Forfeited	-0-	-0-	-0-	-0-	-0-	-0-
Vested	(52)	5.69	(41)	11.76	(49)	10.67

Non-vested at end of year	238	$13.33	161	$12.44	147	$11.98

Other Stock-Based Awards

Effective June 20, 2018, a portion of our quarterly directors’ fee was paid with our unrestricted common stock. During 2019, 4,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $13.52 per share. During 2018, 2,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $15.13 per share.

As of December 31, 2019, there were 1.2 million shares available for grant as stock options, restricted stock or other stock-based awards under the 2013 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2019, 2018 and 2017, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $376,000, $344,000 and $330,000 in 2019, 2018 and 2017, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are five Directors of the Company who are also Directors and shareholders of Monmouth Real Estate Investment Corporation (“MREIC”). The Company holds common stock of MREIC in its securities portfolio. As of December 31, 2019, the Company owns a total of 2.6 million shares of MREIC common stock, representing 2.6% of the total shares outstanding at December 31, 2019 (See Note 4). The Company shares 1 officer (Chairman of the Board) with MREIC.

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

Other Matters

Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. On October 1, 2019, the Company entered into a new lease for its executive offices in Freehold, New Jersey which combines the existing corporate office space with additional adjacent office space. This new lease extends our existing lease through April 30, 2027 and requires monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. In conjunction with this new lease, the Company terminated the additional office space leases dated July 1, 2017 and February 14, 2018. Management believes that the aforesaid rents are no more than what the Company would pay for comparable space elsewhere.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”), as amended. Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discounted price (approximately 95% of market value) directly from the Company, from authorized but unissued shares of the Company common stock. Shareholders may also purchase additional shares at this discounted price by making optional cash payments monthly. Optional cash payments must be not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company. On August 14, 2019, the Company announced that it has discontinued granting waivers to the $1,000 monthly maximum for the purchase of shares for cash under its DRIP, which will result in less capital being raised through the DRIP going forward. After December 31, 2019, the Company increased the monthly maximum for the purchase of shares for cash under its DRIP from $1,000 to $5,000.

Amounts received in connection with the DRIP for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017

Amounts Received	$31,501	$35,114	$60,365
Less: Dividends Reinvested	(7,705)	(5,076)	(2,859)
Amounts Received, net	$23,796	$30,038	$57,506

Number of Shares Issued	2,468	2,655	4,095

On June 5, 2017, the Company issued and sold 1.4 million shares of its Common Stock in a registered direct placement at a sale price of $16.60 per share. The Company received net proceeds from the offering after expenses of approximately $22.5 million and used the net proceeds for general corporate purposes, which included purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties and repayment of indebtedness on a short-term basis.

Issuer Purchases of Equity Securities

On January 15, 2019, the Board of Directors reaffirmed its Share Repurchase Program (the “Repurchase Program”) that authorizes the Company to purchase up to $25 million in the aggregate of the Company’s common stock. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock, and the Repurchase Program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During 2019, the Company repurchased 20,000 shares at an aggregate cost of $237,000, or a weighted average price of $11.87 per share.

Preferred Stock

8.25% Series A Cumulative Redeemable Preferred Stock

On August 31, 2017, the Company redeemed all 3.7 million issued and outstanding shares of its 8.25% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series A Preferred Stock”) at a redemption price of $25.00 per share, totaling $91.6 million. Unpaid dividends on the Series A Preferred Stock accruing for the period from June 1, 2017 through the redemption date, totaling $1.9 million (or $0.515625 per share) were paid on September 15, 2017 to holders of record as of the August 15, 2017 record date previously established by the Company’s Board of Directors and accordingly such dividends were not included in the redemption price. The Company recognized a deemed dividend of $3.5 million on the Consolidated Statement of Income for the year ended December 31, 2017, which represents the difference between the redemption value and the carrying value net of original deferred issuance costs.

8.0% Series B Cumulative Redeemable Preferred Stock

On October 20, 2015, the Company issued and sold 1.8 million shares of its 8.0% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) in a registered direct placement at a sale price of $25.00 per share. The Company received net proceeds from the offering of approximately $43 million, after deducting offering related expenses. Dividends on the Series B Preferred Stock are cumulative from October 20, 2015 at an annual rate of $2.00 per share and will be payable quarterly in arrears at March 15, June 15, September 15, and December 15. The first quarterly dividend payment date for the Series B Preferred Stock was payable March 15, 2016 and was for the dividend period from October 20, 2015 to February 29, 2016. A portion of the dividend to be paid on March 15, 2016, covering the period October 20, 2015 to December 31, 2016, amounting to $711,000 is included in the computation of net loss attributable to common shareholders in the accompanying consolidated financial statements for the year ended December 31, 2016.

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

In conjunction with the issuance of the Company’s Series B Preferred Stock, the Company filed with the Maryland State Department of Assessments and Taxation (the “Maryland SDAT”), an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 22 million shares. As a result of this amendment, the Company’s total authorized shares were increased from 48.7 million shares (classified as 42 million shares of common stock, 3.7 million shares of 8.25% Series A Cumulative Redeemable Preferred Stock and 3 million shares of excess stock) to 70.7 million shares (classified as 64 million shares of common stock, 3.7 million shares of 8.25% Series A Cumulative Redeemable Preferred Stock and 3 million shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series B Preferred Stock and reclassifying 2 million shares of Common Stock as shares of Series B Preferred Stock. After the reclassification, the Company’s authorized stock consisted of 62 million shares of common stock, 3.7 million shares of 8.25% Series A Cumulative Redeemable Preferred Stock, 2 million shares of 8% Series B Cumulative Redeemable Preferred Stock and 3 million shares of excess stock.

On April 5, 2016, the Company issued an additional 2 million shares of its Series B Preferred Stock in a registered direct placement at a sale price of $25.50 per share, including accrued dividends. The Company received net proceeds from the offering after expenses of approximately $49.1 million and used the net proceeds for general corporate purposes, which included purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties and repayment of indebtedness on a short-term basis.

In conjunction with the issuance of the Company’s Series B Preferred Stock, on April 4, 2016, the Company filed with the Maryland SDAT an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 11 million shares. As a result of this amendment, the Company’s total authorized shares were increased from 70.7 million shares (classified as 62 million shares of common stock, 3.7 million shares of Series A Preferred stock, 2 million shares of Series B Preferred stock and 3 million shares of excess stock) to 81.7 million shares (classified as 73 million shares of common stock, 3.7 million shares of Series A Preferred stock, 2 million shares of Series B Preferred stock and 3 million shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying 2 million shares of Common Stock as shares of Series B Preferred stock. After the reclassification, the Company’s authorized stock consisted of 71 million shares of common stock, 3.7 million shares of Series A Preferred stock, 4 million shares of Series B Preferred stock and 3 million shares of excess stock.

On August 11, 2016, the Company filed with the Maryland SDAT a further amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 4 million shares. As a result of this amendment, the Company’s total authorized shares were increased from 81.7 million shares (classified as 71 million shares of common stock, 3.7 million shares of Series A Preferred stock, 4 million shares of Series B Preferred stock and 3 million shares of excess stock) to 85.7 million shares (classified as 75 million shares of common stock, 3.7 million shares of Series A Preferred stock, 4 million shares of Series B Preferred stock and 3 million shares of excess stock). Additionally, on June 2, 2017, the Company filed with the Maryland SDAT a further amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 10 million shares.

6.75% Series C Cumulative Redeemable Preferred Stock

On July 26, 2017, the Company issued 5 million shares of its new 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred Stock”) at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 5 million shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $120.8 million. On August 2, 2017, the Company issued an additional 750,000 shares of Series C Preferred Stock pursuant to the underwriters’ exercise of their overallotment option and received additional net proceeds of approximately $18.2 million.

The Company used a portion of the net proceeds from the sale of Series C Preferred Stock to redeem all of the 3.7 million outstanding shares of our Series A Preferred Stock. The balance of the offering proceeds will be used for general corporate purposes, which may include purchase of manufactured homes for sale or lease to customers, expansion of our existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

Dividends on the Series C Preferred Stock shares are cumulative from July 26, 2017 at an annual rate of $1.6875 per share and will be payable quarterly in arrears on March 15, June 15, September 15, and December 15. The first quarterly dividend on the Series C Preferred Stock was payable September 15, 2017 and amounted to $970,000 or $0.16875 per share for the dividend period from July 26, 2017 to August 31, 2017.

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

In conjunction with the issuance of the Company’s Series C Preferred Stock, the Company filed with the Maryland SDAT, an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 30.8 million shares. As a result of this amendment, the Company’s total authorized shares were increased from 95.7 million shares (classified as 85 million shares of Common Stock, 3.7 million shares of Series A Preferred, 4 million shares of Series B Preferred and 3 million shares of excess stock) to 126.4 million shares (classified as 115.8 million shares of Common Stock, 3.7 million shares of Series A Preferred Stock, 4 million shares of Series B Preferred Stock and 3 million shares of excess stock). Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series C Preferred Stock and reclassifying 5.8 million shares of Common Stock as shares of Series C Preferred Stock. After the reclassification, the Company’s authorized stock consisted of 110 million shares of Common Stock, 3.7 million shares of Series A Preferred, 4 million shares of Series B Preferred, 5.8 million shares of Series C Preferred Stock and 3 million shares of excess stock. Additionally, upon the redemption on August 31, 2017 of all 3.7 million outstanding shares of the Series A Preferred, the authorized shares of Series A Preferred automatically reverted to authorized Common Stock, which increased our authorized Common Stock to 113.7 million shares.

On April 29, 2019, the Company issued and sold a total of 4 million shares, including as a result of the underwriters’ exercise in full of their overallotment option of 400,000 shares, of our Series C Preferred Stock at an offering price of $25.00 per share in an underwritten registered public offering. The additional shares of Series C Preferred Stock form a single series with, have the same terms as, and vote as a single class with, the 5.8 million previously outstanding shares of Series C Preferred Stock issued in July 2017 and rank on a parity with the Company’s outstanding Series B Preferred Stock and its outstanding 6.375% Series D Cumulative Redeemable Preferred Stock. As of December 31, 2019, after giving effect to the offering, the Company had a total of 9.8 million shares of Series C Preferred Stock outstanding.

The Company received net proceeds from the sale of the 4 million shares of Series C Preferred Stock of approximately $96.7 million, after deducting the underwriting discount and other estimated offering expenses, and used the proceeds for general corporate purposes, which included purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties and repayment of indebtedness on a short-term basis.

In conjunction with the issuance of the Company’s Series C Preferred Stock, on April 26, 2019 the Company filed with the Maryland SDAT, an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 16 million shares. As a result of this amendment, the Company’s total authorized shares were increased from 126.4 million shares (classified as 111.4 million shares of Common Stock, 4 million shares of Series B Preferred Stock, 5.8 million shares of Series C Preferred Stock, 2.3 million shares of Series D Preferred Stock and 3 million shares of excess stock) to 142.4 million shares (classified as 127.4 million shares of Common Stock, 4 million shares of Series B Preferred Stock, 5.8 million shares of Series C Preferred Stock, 2.3 million shares of Series D Preferred Stock and 3 million shares of excess stock).

Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying 4 million shares of Common Stock as shares of Series C Preferred Stock. After this amendment, the Company’s authorized stock consisted of 123.4 million shares of Common Stock, 4 million shares of Series B Preferred Stock, 9.8 million shares of Series C Preferred Stock, 2.3 million shares of Series D Preferred Stock and 3 million shares of excess stock.

6.375% Series D Cumulative Redeemable Preferred Stock

On January 22, 2018, the Company issued 2 million shares of its new 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share (“Series D Preferred Stock”) at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 2 million shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $48.2 million and has used the net proceeds of the offering for general corporate purposes, which includes the purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, potential acquisitions of additional properties and possible repayment of indebtedness on a short-term basis.

Dividends on the Series D Preferred Stock shares are cumulative from January 22, 2018 and are payable quarterly in arrears on March 15, June 15, September 15, and December 15 at an annual rate of $1.59375 per share. On September 17, 2018, the Company paid $797,000 in dividends or $0.3984375 per share for the period from June 1, 2018 through August 31, 2018 to holders of record as of the close of business on August 15, 2018 of our Series D Preferred Stock.

The Series D Preferred Stock, par value $0.10 per share, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series D Preferred Stock is not redeemable prior to January 22, 2023. On and after January 22, 2023, the Series D Preferred Stock will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption. The Series D Preferred Stock shares rank on a parity with the Company’s Series B Preferred Stock shares and the Company’s Series C Preferred Stock shares with respect to dividend rights and rights upon liquidation, dissolution or winding up.

Upon the occurrence of a Delisting Event or Change of Control, each as defined in the Prospectus pursuant to which the shares of Series D Preferred Stock were offered, each holder of the Series D Preferred Stock will have the right to convert all or part of the shares of the Series D Preferred Stock held into common stock of the Company, unless the Company elects to redeem the Series D Preferred Stock.

Holders of the Series D Preferred Stock generally have no voting rights, except if the Company fails to pay dividends for nine or more quarterly periods, whether or not consecutive, or with respect to certain specified events.

In conjunction with the issuance of the Company’s Series D Preferred Stock, in January 2018 the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series D Preferred Stock shares and reclassifying 2.3 million shares of Common Stock as shares of Series D Preferred Stock. After the reclassification, the Company’s authorized stock consisted of 111.4 million shares of common stock, 4 million shares of Series B Preferred Stock, 5.8 million shares of Series C Preferred Stock, 2.3 million shares of Series D Preferred Stock and 3 million shares of excess stock.

Preferred Stock At-The-Market Sales Program

On October 21, 2019, the Company entered into a Preferred Stock At-The-Market Sales Program (“ATM Program”) with B. Riley FBR, Inc. (“B. Riley”), as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the ATM Program are “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Company began selling shares under the ATM Program on October 22, 2019 and through December 31, 2019, 651,000 shares of Series D Preferred Stock were sold at a weighted average price of $25.19 per share, generating gross proceeds of $16.4 million and net proceeds of $15.9 million, after offering expenses. See Note 15 for information about sales of Series D Preferred in 2020 under the ATM Program.

In conjunction with the ATM Program, on October 21, 2019, the Company filed with the Maryland SDAT, an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 8 million shares. As a result of this amendment, the Company’s total authorized shares were increased from 142.4 million shares (classified as 123.4 million shares of common stock, 4 million shares of Series B Preferred Stock, 9.8 million shares of Series C Preferred Stock, 2.3 million shares of Series D Preferred Stock and 3 million shares of excess stock) to 150.5 million shares (classified as 131.4 million shares of common stock, 4 million shares of Series B Preferred Stock, 9.8 million shares of Series C Preferred Stock, 2.3 million shares of Series D Preferred Stock and 3 million shares of excess stock).

Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary reclassifying and designating (i) 4 million shares of the Company’s common stock as shares of Series C Preferred Stock and (ii) 3.7 million shares of the Company’s common stock as shares of Series D Preferred Stock. After giving effect to the filing of the Articles of Amendment and the Articles Supplementary, the authorized capital stock of the Company consists of 150.4 million shares, classified as 123.7 million shares of common stock, 4 million shares of Series B Preferred Stock, 13.8 million shares of Series C Preferred Stock, 6 million shares of Series D Preferred Stock and 3 million shares of excess stock.

NOTE 10 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$6,980,052	$0.18	$6,492,774	$0.18	$5,416,827	$0.18
June 30	7,159,331	0.18	6,600,506	0.18	5,700,036	0.18
September 30	7,321,730	0.18	6,693,069	0.18	6,188,961	0.18
December 31	7,364,054	0.18	6,824,288	0.18	6,333,573	0.18

	$28,825,167	$0.72	$26,610,637	$0.72	$23,639,397	$0.72

These amounts do not include the discount on shares purchased through the Company’s DRIP.

On January 15, 2020, the Company declared a cash dividend of $0.18 per share to be paid on March 16, 2020 to shareholders of record as of the close of business on February 18, 2020.

Preferred Stock

The following dividends were paid to holders of our Series A Preferred Stock during the year ended December 31, 2017:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/19/2017	2/15/2017	3/15/2017	$1,889,147	$0.515625
4/3/2017	5/15/2017	6/15/2017	1,889,147	0.515625
7/3/2017	8/15/2017	9/15/2017	1,889,147	0.515625

			$5,667,441	$1.546875

The following dividends were paid to holders of our Series B Preferred Stock during the years ended December 31, 2019, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2019	2/15/2019	3/15/2019	$1,900,600	$0.50
4/1/2019	5/15/2019	6/17/2019	1,900,600	0.50
7/1/2019	8/15/2019	9/16/2019	1,900,600	0.50
10/1/2019	11/15/2019	12/16/2019	1,900,600	0.50

			$7,602,400	$2.00

1/15/2018	2/15/2018	3/15/2018	$1,900,600	$0.50
4/1/2018	5/15/2018	6/15/2018	1,900,600	0.50
7/1/2018	8/15/2018	9/17/2018	1,900,600	0.50
10/1/2018	11/15/2018	12/17/2018	1,900,600	0.50

			$7,602,400	$2.00

1/19/2017	2/15/2017	3/15/2017	$1,900,600	$0.50
4/3/2017	5/15/2017	6/15/2017	1,900,600	0.50
7/3/2017	8/15/2017	9/15/2017	1,900,600	0.50
10/2/2017	11/15/2017	12/15/2017	1,900,600	0.50

			$7,602,400	$2.00

On January 15, 2020, the Board of Directors declared a quarterly dividend of $0.50 per share for the period from December 1, 2019 through February 29, 2020, on the Company’s Series B Preferred Stock payable March 16, 2020 to shareholders of record as of the close of business on February 18, 2020.

The following dividends were paid to holders of our Series C Preferred Stock during the years ended December 31, 2019, 2018 and 2017:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2019	2/15/2019	3/15/2019	$2,425,781	$0.421875
4/1/2019	5/15/2019	6/17/2019	4,113,281	0.421875
7/1/2019	8/15/2019	9/16/2019	4,113,281	0.421875
10/1/2019	11/15/2019	12/16/2019	4,113,281	0.421875

			$14,765,624	$1.68750

1/15/2018	2/15/2018	3/15/2018	$2,425,781	$0.421875
4/1/2018	5/15/2018	6/15/2018	2,425,781	0.421875
7/1/2018	8/15/2018	9/17/2018	2,425,781	0.421875
10/1/2018	11/15/2018	12/17/2018	2,425,781	0.421875

			$9,703,124	$1.68750

7/3/2017	8/15/2017	9/15/2017	$970,313	$0.168750
10/2/2017	11/15/2017	12/15/2017	2,425,781	0.421875

			$3,396,094	$0.590625

On January 15, 2020, the Board of Directors declared a quarterly dividend of $0.421875 per share for the period from December 1, 2019 through February 29, 2020, on the Company’s Series C Preferred Stock payable March 16, 2020 to shareholders of record as of the close of business on February 18, 2020.

The following dividends were paid to holders of our Series D Preferred Stock during the years ended December 31, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2019	2/15/2019	3/15/2019	$796,876	$0.3984375
4/1/2019	5/15/2019	6/17/2019	796,876	0.3984375
7/1/2019	8/15/2019	9/16/2019	796,876	0.3984375
10/1/2019	11/15/2019	12/16/2019	950,760	0.3984375

			$3,341,388	$1.59375

1/15/2018	2/15/2018	3/15/2018	$354,166	$0.1770830
4/1/2018	5/15/2018	6/15/2018	796,876	0.3984375
7/1/2018	8/15/2018	9/17/2018	796,876	0.3984375
10/1/2018	11/15/2018	12/17/2018	796,876	0.3984375

			$2,744,794	$1.372396

On January 15, 2020, the Board of Directors declared a quarterly dividend of $0.3984375 per share for the period from December 1, 2019 through February 29, 2020, on the Company’s Series D Preferred Stock payable March 16, 2020 to shareholders of record as of the close of business on February 18, 2020.

NOTE 11 – FEDERAL INCOME TAXES

Characterization of Distributions

The following table characterizes the distributions paid for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent

Common Stock
Ordinary income	$-0-	-0-%	$-0-	-0-%	$-0-	-0-%
Capital gains	-0-	-0-%	-0-	-0-%	-0-	-0-%
Return of capital	0.72	100.00%	0.72	100.00%	0.72	100.00%

	$0.72	100.00%	$0.72	100.00%	$0.72	100.00%

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent

Preferred Stock - Series A
Ordinary income	$-0-	-0-%	$-0-	-0-%	$0.494148	31.95%
Capital gains	-0-	-0-%	-0-	-0-%	0.138204	8.93%
Return of capital	-0-	-0-%	-0-	-0-%	0.914523	59.12%

	$-0-	-0-%	$-0-	-0-%	$1.546875	100.00%

Preferred Stock - Series B
Ordinary income	$1.18476	59.24%	$1.288868	64.44%	$0.638896	31.95%
Capital gains	0.05394	2.70%	-0-	-0-%	0.178688	8.93%
Return of capital	0.76130	38.06%	0.711132	35.56%	1.182416	59.12%

	$2.00000	100.00%	$2.00000	100.00%	$2.00000	100.00%

Preferred Stock - Series C
Ordinary income	$0.999640	59.24%	$1.087484	64.44%	$0.188674	31.95%
Capital gains	0.045508	2.70%	-0-	-0-%	0.052769	8.93%
Return of capital	0.642352	38.06%	0.600016	35.56%	0.349182	59.12%

	$1.687500	100.00%	$1.687500	100.00%	$0.590625	100.00%

Preferred Stock - Series D
Ordinary income	$0.94410	59.24%	$0.884419	64.44%	$-0-	-0-%
Capital gains	0.04298	2.70%	-0-	-0-%	-0-	-0-%
Return of capital	0.60667	38.06%	0.487978	35.56%	-0-	-0-%

	$1.593750	100.00%	$1.372397	100.00%	$-0-	-0-%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2019, 2018 and 2017, S&F had operating losses for financial reporting purposes of $1.3 million, $1.2 million and $2.1 million, respectively. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2019, 2018 and 2017, S&F recorded $8,000, $8,000 and $0, respectively, in federal, state and franchise taxes.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of December 31, 2019, the total loan balance under this agreement was approximately $2.4 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2019, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $2.5 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $25.4 million of loans that the Company acquired under the COP Program as of December 31, 2019.

NOTE 13 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2019:
Equity Securities - Preferred Stock	$3,516	$3,516	$-0-	$-0-
Equity Securities - Common Stock	112,670	112,670	-0-	-0-
Total	$116,186	$116,186	$-0-	$-0-

December 31, 2018:
Equity Securities - Preferred Stock	$3,400	$3,400	$-0-	$-0-
Equity Securities - Common Stock	96,196	96,196	-0-	-0-
Total	$99,596	$99,596	$-0-	$-0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of marketable securities is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. As of December 31, 2019, the fair and carrying value of fixed rate mortgages payable amounted to $381.2 million and $377.0 million, respectively. As of December 31, 2018, the fair and carrying value of fixed rate mortgages payable amounted to $332.1 million and $334.4 million, respectively. Prior to 2017, if the Company acquired a property that was considered an acquisition of a business, the Company was required to fair value all of the acquired assets and liabilities, including intangible assets and liabilities (See Note 1). Those fair value measurements fell within level 3 of the fair value hierarchy.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2019, 2018 and 2017 was $18.4 million, $16.4 million and $15.7 million, respectively.

During the years ended December 31, 2019 and 2018, the Company assumed mortgages totaling $19.4 million and $4.6 million, respectively for the acquisition of communities.

During the years ended December 31, 2019, 2018 and 2017, land development costs of $17.5 million, $10.1 million and $7.8 million, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2019, 2018 and 2017, the Company had dividend reinvestments of $7.7 million, $5.1 million and $2.9 million, respectively which required no cash transfers.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

In February 2020, the Company paid down $15 million on its revolving credit agreement to finance inventory, $5 million on its revolving line of credit and approximately $34.5 million on its margin line.

From January 1 through February 28, 2020, the Company sold an additional 2.6 million shares of its Series D Preferred Stock under the Company’s ATM Program at a weighted average price of $25.06 per share, generating gross proceeds of $64.1 million and net proceeds of $63.1, after offering expenses.

NOTE 16 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the 2019 and 2018 acquisitions that have closed. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during 2019 and 2018 assuming that the acquisitions had occurred as of January 1, 2018, after giving effect to certain adjustments including (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	For the years ended December 31,
	2019	2018

Rental and Related Income	$131,819	$123,986
Community Operating Expenses	63,018	58,155
Net Income (Loss) Attributable to Common Shareholders	2,019	(59,150)
Net Income (Loss) Attributable to Common Shareholders per Share:
Basic	0.05	(1.59)
Diluted	0.05	(1.59)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED (in thousands except per share amounts)

2019	March 31	June 30	September 30	December 31

Total Income	$34,287	$37,230	$37,329	$37,745
Total Expenses	29,750	32,588	32,387	31,857
Other Income (Expense)	6,521	(3,906)	7,519	(2,282)
Net Income (Loss) from continuing operations	11,037	749	12,432	3,531
Net Income (Loss) Attributable to Common Shareholders	5,914	(5,537)	5,622	(3,433)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.16	(0.15)	0.14	(0.08)
Diluted	0.15	(0.15)	0.14	(0.08)

2018	March 31	June 30	September 30	December 31

Total Income	$29,796	$32,099	$33,447	$34,245
Total Expenses	25,492	27,761	28,436	29,321
Other Income (Expense)	(26,496)	15,800	(11,333)	(32,633)
Net Income (Loss) from continuing operations	(22,208)	20,072	(6,349)	(27,731)
Net Income (Loss) Attributable to Common Shareholders	(27,155)	14,949	(11,473)	(32,853)
Net Income (Loss) Attributable to Common Shareholders per Share – Basic and Diluted	(0.76)	0.41	(0.31)	(0.87)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					&Building
					Improvements	Capitalization
Name	Location	Encumbrances		Land	and Rental Homes	Subsequent toAcquisition

Allentown	Memphis, TN	$12,865		$250	$2,569	$12,146
Arbor Estates	Doylestown, PA		(1)	2,650	8,266	1,765
Auburn Estates	Orrville, OH		(4)	114	1,174	670
Birchwood Farms	Birch Run, MI		(1)	70	2,797	3,652
Boardwalk	Elkhart, IN	13,583	(6)	1,796	4,768	(38)
Broadmore Estates	Goshen, IN	46,781	(1)	1,120	11,136	10,573
Brookside	Berwick, PA		(3)	372	4,776	3,246
Brookview	Greenfield Ctr, NY	2,664		38	233	9,106
Camelot Village	Anderson, IN		(7)	824	2,480	278
Candlewick Court	Owosso, MI	4,294		159	7,087	4,841
Carsons	Chambersburg, PA	-0-		176	2,411	1,620
Catalina	Middletown, OH	5,095		1,008	11,735	6,587
Cedarcrest Village	Vineland, NJ	11,510		320	1,866	2,953
Chambersburg	Chambersburg, PA	-0-		108	2,397	800
Chelsea	Sayre, PA		(2)	124	2,049	1,711
Cinnamon Woods	Conowingo, MD	-0-		1,884	2,116	485
City View	Lewistown, PA	-0-		137	613	1,422
Clinton	Tiffin, OH	3,376		142	3,302	374
Collingwood	Horseheads, NY	-0-		196	2,318	2,319
Colonial Heights	Wintersville, OH		(1)	67	2,383	5,576
Countryside Estates	Muncie, IN	-0-		174	1,926	4,349
Countryside Estates	Ravenna, OH	-0-		205	2,896	5,463
Countryside Village	Columbia, TN	-0-		394	6,917	9,485
Cranberry	Cranberry Twp, PA	7,305		182	1,923	4,385
Crestview	Athens, PA	-0-		188	2,258	2,607
Cross Keys	Duncansville, PA	-0-		61	378	4,146
Crossroads Village	Mount Pleasant, PA	-0-		183	1,403	75
D&R	Clifton Park, NY	7,362		392	704	3,426
Dallas Mobile Home	Toronto, OH	-0-		276	2,729	2,151
Deer Meadows	New Springfield, OH	-0-		226	2,299	2,835
Evergreen Estates	Lodi, OH	-0-		99	1,121	513
Evergreen Manor	Bedford, OH	-0-		49	2,372	1,330
Evergreen Village	Mantua, OH	-0-		105	1,277	1,062
Fairview Manor	Millville, NJ	15,399		216	1,167	10,485
Fifty One Estates	Elizabeth, PA	-0-		1,214	5,746	440
Forest Creek	Elkhart, IN		(1)	440	7,004	1,871
Forest Park	Cranberry Twp, PA	8,006		75	977	8,617
Fox Chapel Village	Cheswick, PA	-0-		372	4,082	1,545
Frieden Manor	Schuylkill Haven, PA	12,829	(2)	643	5,294	2,814
Friendly Village	Perrysburg, OH	7,150		1,215	18,141	2,182
Green Acres	Chambersburg, PA	-0-		63	584	165
Gregory Courts	Honey Brook, PA		(1)	370	1,220	752
Hayden Heights	Dublin, OH	2,007		248	2,148	723
Heather Highlands	Inkerman, PA	-0-		573	2,152	12,918
High View Acres	Apollo, PA	-0-		825	4,264	352
Highland	Elkhart, IN		(1)	510	7,084	5,372
Highland Estates	Kutztown, PA	16,054		145	1,695	12,769
Hillcrest Crossing	Lower Burrell, PA	-0-		961	1,464	5,230
Hillcrest Estates	Marysville, OH	-0-		1,277	3,034	4,404
Hillside Estates	Greensburg, PA		(5)	484	2,679	2,952
Holiday Village	Nashville, TN	7,619		1,632	5,618	7,270
Holiday Village	Elkhart, IN	8,176		491	13,808	6,020

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					&Building
					Improvements	Capitalization
Name	Location	Encumbrances		Land	and Rental Homes	Subsequent to Acquisition

Holly Acres	Erie, PA	$2,119		$194	$3,591	$1,087
Hudson Estates	Peninsula, OH	-0-		141	3,516	5,712
Huntingdon Pointe	Tarrs, PA	-0-		399	865	1,817
Independence Park	Clinton, PA	7,765	(5)	686	2,784	3,273
Kinnebrook	Monticello, NY	3,881		236	1,403	14,381
Lake Sherman	Navarre, OH	5,294		290	1,458	12,810
Lakeview Meadows	Lakeview, OH	-0-		574	1,104	1,918
Laurel Woods	Cresson, PA	-0-		433	2,070	4,641
Little Chippewa	Orrville, OH		(4)	113	1,135	2,118
Maple Manor	Taylor, PA	13,061	(3)	674	9,433	6,337
Marysville Estates	Marysville, OH	-0-		810	4,556	4,220
Meadowood	New Middletown, OH		(1)	152	3,191	4,080
Meadows	Nappanee, IN	-0-		549	6,721	7,556
Meadows of Perrysburg	Perrysburg, OH	2,946		2,146	5,541	408
Melrose Village	Wooster, OH	6,853	(4)	767	5,429	5,565
Melrose West	Wooster, OH		(4)	94	1,040	80
Memphis Blues	Memphis, TN	-0-		78	810	7,968
Monroe Valley	Jonestown, PA		(2)	114	994	494
Moosic Heights	Avoca, PA		(3)	330	3,794	3,425
Mount Pleasant Village	Mount Pleasant, PA	-0-		280	3,502	1,120
Mountaintop	Narvon, PA		(2)	134	1,665	658
New Colony	West Mifflin, PA	-0-		429	4,129	306
Northtowne Meadows	Erie, MI	12,049		1,272	23,859	1,152
Oak Ridge	Elkhart, IN		(1)	500	7,524	2,408
Oakwood Lake	Tunkhannock, PA		(3)	379	1,639	1,179
Olmsted Falls	Olmsted Township, OH	2,007		569	3,031	2,236
Oxford	West Grove, PA	15,604		175	991	2,537
Parke Place	Elkhart, IN		(6)	4,317	10,341	5,230
Perrysburg Estates	Perrysburg, OH	1,587		399	4,047	788
Pikewood Manor	Elyria, OH	14,420		1,053	22,068	4,871
Pine Ridge/Pine Manor	Carlisle, PA	-0-		38	198	10,084
Pine Valley	Apollo, PA	-0-		670	1,337	6,170
Pleasant View	Bloomsburg, PA		(3)	282	2,175	1,972
Port Royal	Belle Vernon, PA	-0-		150	2,492	13,645
Redbud Estates	Anderson, IN	13,132	(7)	1,739	15,091	2,841
River Valley	Marion, OH	-0-		236	785	7,540
Rolling Hills Estates	Carlisle, PA	-0-		301	1,419	1,613
Rostraver Estates	Belle Vernon, PA		(5)	814	2,204	2,361
Sandy Valley	Magnolia, OH	-0-		270	1,941	10,157
Shady Hills	Nashville, TN	4,786		337	3,379	4,409
Somerset/Whispering	Somerset, PA	-0-		1,485	2,050	8,311
Southern Terrace	Columbiana, OH		(1)	63	3,387	544
Southwind	Jackson, NJ	22,810	(8)	100	603	2,937
Spreading Oaks	Athens, OH	-0-		67	1,327	3,887
Springfield Meadows	Springfield, OH	3,033		1,230	3,093	1,486
Suburban Estates	Greensburg, PA	5,364		299	5,837	3,681
Summit Estates	Ravenna, OH	-0-		198	2,779	3,917
Summit Village	Marion, IN	-0-		522	2,821	1072
Sunny Acres	Somerset, PA	5,971		287	6,114	2,623
Sunnyside	Eagleville, PA		(1)	450	2,674	498
Trailmont	Goodlettsville, TN	3,191		411	1,867	3,773
Twin Oaks	Olmsted Township, OH	6,047		823	3,527	2,158
Twin Pines	Goshen, IN		(1)	650	6,307	4,687
Valley High	Ruffs Dale, PA		(5)	284	2,267	1,699
Valley Hills	Ravenna, OH	3,285		996	6,542	8,390
Valley Stream	Mountaintop, PA	-0-		323	3,191	923
Valley View HB	Honeybrook, PA		(1)	1,380	5,348	2,819

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					&Building
					Improvements	Capitalization
Name	Location	Encumbrances		Land	and Rental Homes	Subsequent to Acquisition

Valley View I	Ephrata, PA		$(2)	$191	$4,359	$1,350
Valley View II	Ephrata, PA		(2)	72	1,746	39
Voyager Estates	West Newton, PA	-0-		742	3,143	3,547
Waterfalls	Hamburg, NY	4,474		424	3,812	4,734
Wayside	Bellefontaine, OH	-0-		196	1,080	1,548
Weatherly Estates	Lebanon, TN	7,785		1,184	4,034	4,159
Wellington Estates	Export, PA	2,316		896	6,179	1,053
Wood Valley	Caledonia, OH	-0-		260	1,753	5,201
Woodland Manor	West Monroe, NY	-0-		77	841	3,876
Woodlawn	Eatontown, NJ	-0-	(8)	157	281	1,713
Woods Edge	West Lafayette, IN	6,214		1,808	13,321	6,212
Worthington Arms	Lewis Center, OH	8,976		437	12,706	3,975
Youngstown Estates	Youngstown, NY		(4)	269	1,606	1,396
		$377,045		$65,248	$480,687	$462,169

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/19
			Site, Land
			&Building
			Improvements
Name	Location	Land	and Rental Homes	Total	Accumulated Depreciation

Allentown	Memphis, TN	$480	$14,485	$14,965	$6,529
Arbor Estates	Doylestown, PA	2,650	10,031	12,681	2,349
Auburn Estates	Orrville, OH	114	1,844	1,958	362
Birchwood Farms	Birch Run, MI	70	6,449	6,519	1,384
Boardwalk	Elkhart, IN	1,796	4,730	6,526	512
Broadmore Estates	Goshen, IN	1,120	21,709	22,829	4,796
Brookside	Berwick, PA	372	8,022	8,394	1,934
Brookview	Greenfield Ctr, NY	123	9,254	9,377	2,898
Camelot Village	Anderson, IN	828	2,754	3,582	154
Candlewick Court	Owosso, MI	159	11,928	12,087	1,959
Carsons	Chambersburg, PA	176	4,031	4,207	870
Catalina	Middletown, OH	1,008	18,322	19,330	2,911
Cedarcrest Village	Vineland, NJ	408	4,731	5,139	2,969
Chambersburg	Chambersburg, PA	118	3,187	3,305	771
Chelsea	Sayre, PA	124	3,760	3,884	777
Cinnamon Woods	Conowingo, MD	1,884	2,601	4,485	236
City View	Lewistown, PA	137	2,035	2,172	466
Clinton	Tiffin, OH	142	3,676	3,818	1,058
Collingwood	Horseheads, NY	196	4,637	4,833	964
Colonial Heights	Wintersville, OH	67	7,959	8,026	1,610
Countryside Estates	Muncie, IN	174	6,275	6,449	1,245
Countryside Estates	Ravenna, OH	205	8,359	8,564	1,324
Countryside Village	Columbia, TN	609	16,187	16,796	4,203
Cranberry	Cranberry Twp, PA	182	6,308	6,490	3,232
Crestview	Athens, PA	362	4,691	5,053	859
Cross Keys	Duncansville, PA	61	4,524	4,585	1,574
Crossroads Village	Mount Pleasant, PA	183	1,478	1,661	130
D&R	Clifton Park, NY	392	4,130	4,522	2,251
Dallas Mobile Home	Toronto, OH	276	4,880	5,156	813
Deer Meadows	New Springfield, OH	226	5,134	5,360	852
Evergreen Estates	Lodi, OH	119	1,614	1,733	313
Evergreen Manor	Bedford, OH	49	3,702	3,751	644
Evergreen Village	Mantua, OH	105	2,339	2,444	429
Fairview Manor	Millville, NJ	2,535	9,333	11,868	5,582
Fifty One Estates	Elizabeth, PA	1,268	6,132	7,400	92
Forest Creek	Elkhart, IN	440	8,875	9,315	2,468
Forest Park	Cranberry Twp, PA	75	9,594	9,669	3,800
Fox Chapel Village	Cheswick, PA	372	5,627	5,999	393
Frieden Manor	Schuylkill Haven, PA	643	8,108	8,751	1,957
Friendly Village	Perrysburg, OH	1,265	20,273	21,538	322
Green Acres	Chambersburg, PA	63	749	812	180
Gregory Courts	Honey Brook, PA	370	1,972	2,342	441
Hayden Heights	Dublin, OH	248	2,871	3,119	577
Heather Highlands	Inkerman, PA	573	15,070	15,643	5,964
High View Acres	Apollo, PA	825	4,616	5,441	343
Highland	Elkhart, IN	510	12,456	12,966	2,807
Highland Estates	Kutztown, PA	404	14,205	14,609	7,569
Hillcrest Crossing	Lower Burrell, PA	961	6,694	7,655	541
Hillcrest Estates	Marysville, OH	1,277	7,438	8,715	536
Hillside Estates	Greensburg, PA	484	5,631	6,115	881
Holiday Village	Nashville, TN	1,632	12,888	14,520	2,769
Holiday Village	Elkhart, IN	491	19,828	20,319	3,014

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/19
			Site, Land
			& Building
			Improvements
Name	Location	Land	and Rental Homes	Total	Accumulated Depreciation

Holly Acres	Erie, PA	$194	$4,678	$4,872	$751
Hudson Estates	Peninsula, OH	141	9,228	9,369	1,520
Huntingdon Pointe	Tarrs, PA	399	2,682	3,081	279
Independence Park	Clinton, PA	686	6,057	6,743	983
Kinnebrook	Monticello, NY	353	15,667	16,020	5,959
Lake Sherman	Navarre, OH	290	14,268	14,558	4,767
Lakeview Meadows	Lakeview, OH	726	2,870	3,596	315
Laurel Woods	Cresson, PA	433	6,711	7,144	2,522
Little Chippewa	Orrville, OH	113	3,253	3,366	522
Maple Manor	Taylor, PA	674	15,770	16,444	4,202
Marysville Estates	Marysville, OH	818	8,768	9,586	765
Meadowood	New Middletown, OH	152	7,271	7,423	1,508
Meadows	Nappanee, IN	549	14,277	114,826	1,795
Meadows of Perrysburg	Perrysburg, OH	2,182	5,913	8,095	224
Melrose Village	Wooster, OH	767	10,994	11,761	2,088
Melrose West	Wooster, OH	94	1,120	1,214	242
Memphis Blues	Memphis, TN	336	8,520	8,856	1,847
Monroe Valley	Jonestown, PA	114	1,488	1,602	362
Moosic Heights	Avoca, PA	330	7,219	7,549	1,706
Mount Pleasant Village	Mount Pleasant, PA	280	4,622	4,902	381
Mountaintop	Narvon, PA	134	2,323	2,457	583
New Colony	West Mifflin, PA	448	4,416	4,864	66
Northtowne Meadows	Erie, PA	1,312	24,971	26,283	418
Oak Ridge	Elkhart, IN	500	9,932	10,432	2,580
Oakwood Lake	Tunkhannock, PA	379	2,818	3,197	744
Olmsted Falls	Olmsted Township, OH	569	5,267	5,836	1,083
Oxford	West Grove, PA	155	3,548	3,703	2,172
Parke Place	Elkhart, IN	4,317	15,571	19,888	1,701
Perrysburg Estates	Perrysburg, OH	407	4,827	5,234	208
Pikewood Manor	Elyria, OH	1,071	26,921	27,992	1,073
Pine Ridge/Pine Manor	Carlisle, PA	145	10,175	10,320	3,833
Pine Valley	Apollo, PA	732	7,445	8,177	3,228
Pleasant View	Bloomsburg, PA	282	4,147	4,429	1,000
Port Royal	Belle Vernon, PA	505	15,782	16,287	7,454
Redbud Estates	Anderson, IN	1,753	17,918	19,671	941
River Valley	Marion, OH	236	8,325	8,561	3,886
Rolling Hills Estates	Carlisle, PA	301	3,032	3,333	898
Rostraver Estates	Belle Vernon, PA	814	4,565	5,379	781
Sandy Valley	Magnolia, OH	270	12,098	12,368	5,266
Shady Hills	Nashville, TN	337	7,788	8,125	1,921
Somerset/Whispering	Somerset, PA	1,489	10,357	11,846	3,891
Southern Terrace	Columbiana, OH	63	3,931	3,994	1,012
Southwind	Jackson, NJ	100	3,540	3,640	2,125
Spreading Oaks	Athens, OH	67	5,214	5,281	2,045
Springfield Meadows	Springfield, OH	1,230	4,579	5,809	425
Suburban Estates	Greensburg, PA	299	9,518	9,817	2,551
Summit Estates	Ravenna, OH	198	6,696	6,894	1,099
Summit Village	Marion, IN	522	3,893	4,415	325
Sunny Acres	Somerset, PA	287	8,737	9,024	2,460
Sunnyside	Eagleville, PA	450	3,172	3,622	732
Trailmont	Goodlettsville, TN	411	5,640	6,051	1,387
Twin Oaks	Olmsted Township, OH	998	5,510	6,508	1,330

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/19
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Twin Pines	Goshen, IN	$650	$10,994	$11,644	$2,483
Valley High	Ruffs Dale, PA	284	3,966	4,250	680
Valley Hills	Ravenna, OH	996	14,932	15,928	2,638
Valley Stream	Mountaintop, PA	323	4,114	4,437	651
Valley View HB	Honeybrook, PA	1,380	8,167	9,547	1,840
Valley View I	Ephrata, PA	280	5,620	5,900	1,418
Valley View II	Ephrata, PA	72	1,785	1,857	473
Voyager Estates	West Newton, PA	742	6,690	7,432	922
Waterfalls	Hamburg, NY	424	8,546	8,970	4,258
Wayside	Bellefontaine, OH	261	2,563	2,824	197
Weatherly Estates	Lebanon, TN	1,184	8,193	9,377	3,468
Wellington Estates	Export, PA	896	7,232	8,128	598
Wood Valley	Caledonia, OH	260	6,954	7,214	3,214
Woodland Manor	West Monroe, NY	77	4,717	4,794	1,344
Woodlawn	Eatontown, NJ	135	2,016	2,151	919
Woods Edge	West Lafayette, IN	1,808	19,533	21,341	2,738
Worthington Arms	Lewis Center, OH	437	16,681	17,118	2,400
Youngstown Estates	Youngstown, NY	269	3,002	3,271	521
		$70,241	$937,863	$1,008,104	$216,332

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Arbor Estates	Doylestown, PA	1959	2013	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Boardwalk	Elkhart, IN	1995-1996	2017	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Camelot Village	Anderson, IN	1998	2018	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedarcrest Village	Vineland, NJ	1973	1986	5 to 27.5
Chambersburg	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
Cinnamon Woods	Conowingo, MD	2005	2017	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	5 to 27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Athens, PA	1964	2012	5 to 27.5
Cross Keys	Duncansville, PA	1961	1979	5 to 27.5
Crossroads Village	Mount Pleasant, PA	1955/2004	2017	5 to 27.5
D&R	Clifton Park, NY	1972	1978	5 to 27.5
Dallas Mobile Home	Toronto, OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield, OH	1973	2014	5 to 27.5
Evergreen Estates	Lodi, OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Fifty One Estates	Elizabeth, PA	1970	2019	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Fox Chapel Village	Cheswick, PA	1975	2017	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Friendly Village	Perrysburg, OH	1970	2019	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	5 to 27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin, OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
High View Acres	Apollo, PA	1984	2017	5 to 27.5
Highland	Elkhart, IN	1969	2013	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillcrest Crossing	Lower Burrell, PA	1971	2017	5 to 27.5
Hillcrest Estates	Marysville, OH	1995	2017	5 to 27.5
Hillside Estates	Greensburg, PA	1980	2014	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Holiday Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5
Independence Park	Clinton, PA	1987	2014	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Lakeview Meadows	Lakeview, OH	1995	2016	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
Marysville Estates	Marysville, OH	1960s to 2015	2017	5 to 27.5
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Meadows of Perrysburg	Perrysburg, OH	1998	2018	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	5 to 27.5
Memphis Blues	Memphis, TN	1955	1985	5 to 27.5
Monroe Valley	Jonestown, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mount Pleasant Village	Mount Pleasant, PA	1977-1986	2017	5 to 27.5
Mountaintop	Narvon, PA	1972	2012	5 to 27.5
New Colony	West Mifflin, PA	1930/1973	2019	5 to 27.5
Northtowne Meadows	Erie, MI	1988	2019	5 to 27.5
Oak Ridge	Elkhart, IN	1990	2013	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Township, OH	1953/1970	2012	5 to 27.5
Oxford	West Grove, PA	1971	1974	5 to 27.5
Parke Place	Elkhart, IN	1995-1996	2017	5 to 27.5
Perrysburg Estates	Perrysburg, OH	1972	2018	5 to 27.5
Pikewood Manor	Elyria, OH	1962	2018	5 to 27.5
Pine Ridge/Pine Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View	Bloomsburg, PA	1960’s	2010	5 to 27.5
Port Royal	Belle Vernon, PA	1973	1983	5 to 27.5
Redbud Estates	Anderson, IN	1966/1998/2003	2018	5 to 27.5
River Valley	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Vernon, PA	1970	2014	5 to 27.5
Sandy Valley	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	5 to 27.5
Southern Terrace	Columbiana, OH	1983	2012	5 to 27.5
Southwind	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5
Springfield Meadows	Springfield, OH	1970	2016	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Summit Village	Marion, IN	2000	2018	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks	Olmsted Township, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5
Valley High	Ruffs Dale, PA	1974	2014	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Valley Hills	Ravenna, OH	1960-1970	2014	5 to 27.5
Valley Stream	Mountaintop, PA	1970	2015	5 to 27.5
Valley View HB	Honeybrook, PA	1970	2013	5 to 27.5
Valley View I	Ephrata, PA	1961	2012	5 to 27.5
Valley View II	Ephrata, PA	1999	2012	5 to 27.5
Voyager Estates	West Newton, PA	1968	2015	5 to 27.5
Waterfalls	Hamburg, NY	prior to 1980	1997	5 to 27.5
Wayside	Bellefontaine, OH	1960’s	2016	5 to 27.5
Weatherly Estates	Lebanon, TN	1997	2006	5 to 27.5
Wellington Estates	Export, PA	1970/1996	2017	5 to 27.5
Wood Valley	Caledonia, OH	prior to 1980	1996	5 to 27.5
Woodland Manor	West Monroe, NY	prior to 1980	2003	5 to 27.5
Woodlawn	Eatontown, NJ	1964	1978	5 to 27.5
Woods Edge	West Lafayette, IN	1974	2015	5 to 27.5
Worthington Arms	Lewis Center, OH	1968	2015	5 to 27.5
Youngstown Estates	Youngstown, NY	1963	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(1)	Represents one mortgage note payable secured by thirteen properties.

(2)	Represents one mortgage note payable secured by six properties.

(3)	Represents one mortgage note payable secured by five properties.

(4)	Represents one mortgage note payable secured by five properties.

(5)	Represents one mortgage note payable secured by four properties.

(6)	Represents one mortgage note payable secured by two properties.

(7)	Represents one mortgage note payable secured by two properties.

(8)	Represents one mortgage note payable secured by two properties.

(9)	Reconciliation

	/———-FIXED ASSETS————/ (in thousands)
	12/31/19	12/31/18	12/31/17

Balance – Beginning of Year	$874,601	$758,487	$636,577

Additions:
Acquisitions	56,015	58,730	59,308
Improvements	81,399	61,102	65,458
Total Additions	137,414	119,833	124,766

Deletions	(3,911)	(3,718)	(2,856)

Balance – End of Year	$1,008,104	$874,601	$758,487

	/——ACCUMULATED DEPRECIATION——/ (in thousands)
	12/31/19	12/31/18	12/31/17

Balance – Beginning of Year	$182,599	$153,592	$128,781

Additions:
Depreciation	34,816	29,841	25,307
Total Additions	34,816	29,841	25,307

Deletions	(1,083)	(834)	(496)

Balance – End of Year	$216,332	$182,599	$153,592

(10)	The aggregate cost for Federal tax purposes approximates historical cost.

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

Dated: March 5, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Eugene W. Landy	Chairman of the Board	March 5, 2020
EUGENE W. LANDY

/s/ Samuel A. Landy	President, Chief Executive Officer and Director	March 5, 2020
SAMUEL A. LANDY

/s/ Anna T. Chew	Vice President,	March 5, 2020
ANNA T. CHEW	Chief Financial and Accounting Officer, Treasurer and Director

/s/Amy Butewicz	Director	March 5, 2020
AMY BUTEWICZ

/s/ Jeffrey A. Carus	Director	March 5, 2020
JEFFREY A. CARUS

/s/ Matthew Hirsch	Director	March 5, 2020
MATTHEW HIRSCH

/s/ Michael P. Landy	Director	March 5, 2020
MICHAEL P. LANDY

/s/ Stuart Levy	Director	March 5, 2020
STUART LEVY

/s/ William Mitchell	Director	March 5, 2020
WILLIAM MITCHELL

/s/ Kenneth K. Quigley, Jr.	Director	March 5, 2020
KENNETH K. QUIGLEY

/s/ Stephen B. Wolgin	Director	March 5, 2020
STEPHEN B. WOLGIN

-110-