Form 10-Q
period 2020-03-31
UMH PROPERTIES, INC.
filed 2020-05-07
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of May 1, 2020
Common Stock, $.10 par value per share	41,170,624

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(in thousands except per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
- ASSETS -

Investment Property and Equipment
Land	$72,459	$72,459
Site and Land Improvements	621,904	618,041
Buildings and Improvements	27,393	27,380
Rental Homes and Accessories	308,851	297,401
Total Investment Property	1,030,607	1,015,281
Equipment and Vehicles	21,692	21,145
Total Investment Property and Equipment	1,052,299	1,036,426
Accumulated Depreciation	(242,655)	(232,783)
Net Investment Property and Equipment	809,644	803,643

Other Assets
Cash and Cash Equivalents	14,628	12,902
Marketable Securities at Fair Value	78,079	116,186
Inventory of Manufactured Homes	31,057	31,967
Notes and Other Receivables, net	37,944	37,995
Prepaid Expenses and Other Assets	12,169	10,762
Land Development Costs	15,654	11,998
Total Other Assets	189,531	221,810

TOTAL ASSETS	$999,175	$1,025,453

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(in thousands except per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$371,697	$373,658

Other Liabilities:
Accounts Payable	4,493	4,572
Loans Payable, net of unamortized debt issuance costs	44,323	83,686
Accrued Liabilities and Deposits	11,779	10,575
Tenant Security Deposits	6,802	6,623
Total Other Liabilities	67,397	105,456
Total Liabilities	439,094	479,114

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000 shares authorized; 3,801 shares issued and outstanding as of March 31, 2020 and December 31, 2019	95,017	95,030
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 13,750 shares authorized; 9,750 shares issued and outstanding as of March 31, 2020 and December 31, 2019	243,750	243,750
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 6,000 shares authorized; 5,211 and 2,651 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	130,267	66,268
Common Stock - $0.10 par value per share; 123,664 shares authorized; 41,166 and 41,130 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4,117	4,113
Excess Stock - $0.10 par value per share; 3,000 shares authorized; no shares issued or outstanding as of March 31, 2020 and December 31, 2019	-0-	-0-
Additional Paid-In Capital	112,294	162,542
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total Shareholders’ Equity	560,081	546,339

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$999,175	$1,025,453

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(in thousands)

	THREE MONTHS ENDED
	March 31, 2020	March 31, 2019

INCOME:
Rental and Related Income	$34,358	$30,644
Sales of Manufactured Homes	3,215	3,643
Total Income	37,573	34,287

EXPENSES:
Community Operating Expenses	15,508	15,144
Cost of Sales of Manufactured Homes	2,401	2,589
Selling Expenses	1,097	1,091
General and Administrative Expenses	2,586	2,175
Depreciation Expense	10,227	8,751
Total Expenses	31,819	29,750

OTHER INCOME (EXPENSE):
Interest Income	717	515
Dividend Income	1,743	1,937
Increase (Decrease) in Fair Value of Marketable Securities	(38,593)	8,596
Other Income	163	120
Interest Expense	(4,425)	(4,647)
Total Other Income (Expense)	(40,395)	6,521

Income (Loss) before Loss on Sales of Investment Property and Equipment	(34,641)	11,058
Loss on Sales of Investment Property and Equipment	(107)	(21)
Net Income (Loss)	(34,748)	11,037
Less: Preferred Dividends	(8,090)	(5,123)
Net Income (Loss) Attributable to Common Shareholders	$(42,838)	$5,914

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(in thousands except per share amounts)

	THREE MONTHS ENDED
	March 31, 2020	March 31, 2019

Basic Income (Loss) Per Share:

Net Income (Loss)	$(0.84)	$0.29
Less: Preferred Dividends	(0.20)	(0.13)
Net Income (Loss) Attributable to Common Shareholders	$(1.04)	$0.16

Diluted Income (Loss) Per Share:

Net Income (Loss)	$(0.84)	$0.28
Less: Preferred Dividends	(0.20)	(0.13)
Net Income (Loss) Attributable to Common Shareholders	$(1.04)	$0.15

Weighted Average Common Shares Outstanding:

Basic	41,173	38,645
Diluted	41,173	38,895

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2019	41,130	$4,113	$95,030	$243,750

Common Stock Issued with the DRIP*	133	13	-0-	-0-
Common Stock Issued through Restricted Stock Awards	26	3	-0-	-0-
Common Stock Issued through Stock Options	29	3	-0-	-0-
Repurchase of Preferred Stock	-0-	-0-	(13)	-0-
Repurchase of Common Stock	(152)	(15)	-0-	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Loss	-0-	-0-	-0-	-0-

Balance March 31, 2020	41,166	$4,117	$95,017	$243,750

Balance December 31, 2018	38,320	$3,832	$95,030	$143,750

Common Stock Issued with the DRIP*	837	84	-0-	-0-
Common Stock Issued through Restricted Stock Awards	1	-0-	-0-	-0-
Distributions	-0-	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-	-0-
Net Income	-0-	-0-	-0-	-0-

Balance March 31, 2019	39,158	$3,916	$95,030	$143,750

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(in thousands)

	Preferred Stock	Additional Paid-In	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Deficit)	Equity

Balance December 31, 2019	$66,268	$162,542	$(25,364)	$546,339

Common Stock Issued with the DRIP*	-0-	1,588	-0-	1,601
Common Stock Issued through Restricted Stock Awards	-0-	(3)	-0-	-0-
Common Stock Issued through Stock Options	-0-	303	-0-	306
Repurchase of Preferred Stock	-0-	1	-0-	(12)
Repurchase of Common Stock	-0-	(1,589)	-0-	(1,604)
Preferred Stock Issued in connection with At-The-Market Offerings, net	63,999	(867)	-0-	63,132
Distributions	-0-	(50,255)	34,748	(15,507)
Stock Compensation Expense	-0-	574	-0-	574
Net Loss	-0-	-0-	(34,748)	(34,748)

Balance March 31, 2020	$130,267	$112,294	$(25,364)	$560,081

Balance December 31, 2018	$50,000	$157,450	$(25,364)	$424,698

Common Stock Issued with the DRIP*	-0-	10,587	-0-	10,671
Common Stock Issued through Restricted Stock Awards	-0-	-0-	-0-	-0-
Distributions	-0-	(1,066)	(11,037)	(12,103)
Stock Compensation Expense	-0-	391	-0-	391
Net Income	-0-	-0-	11,037	11,037

Balance March 31, 2019	$50,000	$167,362	$(25,364)	$434,694

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(in thousands)

	THREE MONTHS ENDED
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(34,748)	$11,037
Non-Cash items included in Net Income (Loss):
Depreciation	10,227	8,751
Amortization of Financing Costs	205	187
Stock Compensation Expense	574	391
Provision for Uncollectible Notes and Other Receivables	378	240
(Increase) Decrease in Fair Value of Marketable Securities	38,593	(8,596)
Loss on Sales of Investment Property and Equipment	107	21
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	910	1,019
Notes and Other Receivables	(327)	(1,398)
Prepaid Expenses and Other Assets	72	(2,987)
Accounts Payable	(79)	792
Accrued Liabilities and Deposits	1,204	2,585
Tenant Security Deposits	179	133
Net Cash Provided by Operating Activities	17,295	12,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Property and Equipment	(16,866)	(12,105)
Proceeds from Sales of Investment Property and Equipment	531	689
Additions to Land Development Costs	(3,656)	(2,812)
Purchase of Marketable Securities	(486)	(509)
Net Cash Used in Investing Activities	(20,477)	(14,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Payments) Proceeds on Short Term Borrowings	(39,411)	7,027
Principal Payments of Mortgages	(2,118)	(1,909)
Financing Costs on Debt	-0-	(5)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	63,132	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments reinvestments	697	8,868
Repurchase of Preferred Stock, net	(12)	-0-
Repurchase of Common Stock, net	(1,604)	-0-
Proceeds from Exercise of Stock Options	306	-0-
Preferred Dividends Paid	(8,090)	(5,123)
Common Dividends Paid, net of Dividend Reinvestments	(6,513)	(5,176)
Net Cash Provided by Financing Activities	6,387	3,682

Net Increase in Cash, Cash Equivalents and Restricted Cash	3,205	1,120
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	18,996	12,777
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$22,201	$13,897

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 122 manufactured home communities containing approximately 23,100 developed homesites as of March 31, 2020. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), also sells manufactured homes to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company owns 122 residential communities. These communities remain open and operational. The effects of the COVID-19 pandemic did not significantly impact the Company’s operating results for the first quarter of 2020. However, the future effects of the evolving impact of the COVID-19 pandemic are uncertain.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company previously entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of March 31, 2020, these agreements have expired and the Company does not have any interest rate swap agreements in effect.

Leases

We account for our leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of March 31, 2020, the right-of-use assets and corresponding lease liabilities of $3.9 million is included in Prepaid Expenses and Other Assets and Accrued Liabilities and Deposits on the Consolidated Balance Sheets. Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2020	$346
2021	427
2022	417
2023	384
2024	384
Thereafter	8,397

Total Lease Payments	$10,355

The weighted average remaining lease term for these leases is 143.6 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

Restricted Cash

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	3/31/20	12/31/19	3/31/19	12/31/18

Cash and Cash Equivalents	$14,628	$12,902	$7,348	$7,433
Restricted Cash	7,573	6,094	6,549	5,344
Cash, Cash Equivalents And Restricted Cash	$22,201	$18,996	$13,897	$12,777

Revenue

On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASC 606). For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services.

Rental and related income is generated from lease agreements for our sites and homes. The lease component of these agreements is accounted for under ASC 840 “Leases.” The non-lease components of our lease agreements consist primarily of utility reimbursements, which are accounted for with the site lease as a single lease under ASC 840.

Revenue from sales of manufactured homes is recognized in accordance with the core principle of ASC 606, at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation.

Interest income is primarily from notes receivables for the previous sales of manufactured homes. Interest income on these receivables is accrued based on the unpaid principal balances of the underlying loans on a level yield basis over the life of the loans.

Dividend income and gain on sales of marketable securities are from our investments in marketable securities and are presented separately but are not in the scope of ASC 606.

Other income primarily consists of brokerage commissions for arranging for the sale of a home by a third party and other miscellaneous income. This income is recognized when the transactions are completed and our performance obligations have been fulfilled.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019. As of January 1, 2020, we adopted the fair value option for our notes receivable and there was not a material impact. As of March 31, 2020 and 2019, the Company had notes receivable of $35.6 million and $30.7 million, net the fair value adjustment of $0.7 million and $0.6 million, respectively. Notes receivable are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that year. The Company adopted this standard effective with this Form 10-Q for the quarter ended March 31, 2020, and it did not have a material impact on its fair value disclosures.

Other Recent Accounting Pronouncements

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

For the three months ended March 31, 2020, common stock equivalents of 355,000 shares were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive. For the three months ended March 31, 2019, common stock equivalents of 250,000 shares were included in the computation of Diluted Net Income per Share.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities consists primarily of marketable common and preferred stock of other REITs with a fair value of $78.1 million as of March 31, 2020, which represents 6.3% of undepreciated assets. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three months ended March 31, 2020, the Company made purchases of $486,000 in marketable securities. Of this amount, the Company made total purchases of 39,000 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $437,000 or a weighted average cost of $11.20 per share. The Company owned a total of 2.6 million MREIC common shares as of March 31, 2020 at a total cost of $24.4 million and a fair value of $31.5 million.

As of March 31, 2020, the Company had total net unrealized losses of $63.8 million in its REIT securities portfolio. For the three months ended March 31, 2020 the Company recorded a $38.6 million decrease in the fair value of these marketable securities. The Company held twenty-one securities that had unrealized losses as of March 31, 2020. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

NOTE 4 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provided for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extended the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. As of March 31, 2020, the amount outstanding under the Facility was $15 million and the interest rate was 2.56%.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $309,000 and $358,000 at March 31, 2020 and December 31, 2019, respectively. The weighted average interest rate was 2.3% and 3.7% at March 31, 2020 and December 31, 2019, respectively, not including the effect of unamortized debt issuance costs. At March 31, 2020, $18.5 million was outstanding on the margin loan at an interest rate of 0.75%.

Mortgages Payable

The following is a summary of our mortgages payable as of March 31, 2020 and December 31, 2019 (in thousands):

	3/31/2020		12/31/2019
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$374,927	4.14%	$377,045	4.14%
Unamortized debt issuance costs	(3,230)		(3,387)
Mortgages, net of unamortized debt issuance costs	$371,697	4.17%	$373,658	4.18%

As of March 31, 2020 and December 31, 2019, the weighted average loan maturity of mortgages payable was 5.7 years and 6.0 years, respectively.

NOTE 5 - SHAREHOLDERS’ EQUITY

Common Stock

On March 16, 2020, the Company paid total cash dividends of $7.4 million or $0.18 per share to common shareholders of record as of the close of business on February 18, 2020, of which $904,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On April 2, 2020, the Company declared a dividend of $0.18 per share to be paid June 15, 2020 to common shareholders of record as of the close of business on May 15, 2020.

During the three months ended March 31, 2020, the Company received, including dividends reinvested of $904,000, a total of $1.6 million from its DRIP. There were 133,000 new shares issued under the DRIP during this period.

On January 15, 2020, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During March 2020, the Company repurchased 152,000 shares of common stock at an aggregate cost of $1.6 million, or a weighted average price of $10.57 per share. Subsequent to quarter end, we repurchased an additional 20,000 shares of common stock for $199,000 at an average price of $9.96 per share.

8.0% Series B Cumulative Redeemable Preferred Stock

On March 16, 2020, the Company paid $1.9 million in dividends or $0.50 per share for the period from December 1, 2019 through February 29, 2020 to holders of record as of the close of business on February 18, 2020 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred Stock”). Dividends on our Series B Preferred Stock are cumulative and payable quarterly at an annual rate of $2.00 per share.

On April 2, 2020, the Company declared a dividend of $0.50 per share for the period from March 1, 2020 through May 31, 2020 to be paid on June 15, 2020 to Series B Preferred Stock shareholders of record as of the close of business on May 15, 2020.

On March 13, 2020, the Board of Directors approved our Series B Preferred Stock Repurchase Program (the “Series B Repurchase Program”) that authorizes us to repurchase up to $5 million in the aggregate of the Company’s Series B Preferred Stock. Purchases under the Series B Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Series B Repurchase Program does not require the Company to acquire any particular amount of Series B Preferred Stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During March 2020, the Company repurchased 531 shares of our Series B Preferred Stock for approximately $12,000.

6.75% Series C Cumulative Redeemable Preferred Stock

On March 16, 2020, the Company paid $4.1 million in dividends or $0.421875 per share for the period from December 1, 2019 through February 29, 2020 to holders of record as of the close of business on February 18, 2020 of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred Stock”). Dividends on our Series C Preferred Stock shares are cumulative and payable quarterly at an annual rate of $1.6875 per share.

On April 2, 2020, the Company declared a dividend of $0.421875 per share for the period from March 1, 2020 through May 31, 2020 to be paid on June 15, 2020 to Series C Preferred Stock shareholders of record as of the close of business on May 15, 2020.

6.375% Series D Cumulative Redeemable Preferred Stock

On March 16, 2020, the Company paid $2.1 million in dividends or $0.3984375 per share for the period from December 1, 2019 through February 29, 2020 to holders of record as of the close of business on February 18, 2020 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock shares are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On April 2, 2020, the Company declared a dividend of $0.3984375 per share for the period from March 1, 2020 through May 31, 2020 to be paid on June 15, 2020 to Series D Preferred shareholders of record as of the close of business on May 15, 2020.

Preferred Stock At-The-Market Sales Program

On October 21, 2019, the Company entered into a Preferred Stock At-The-Market Sales Program (“ATM Program”) with B. Riley FBR, Inc. (“B. Riley”), as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the ATM Program are “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Company began selling shares under the ATM Program on October 22, 2019 and through March 31, 2020, 3.2 million shares of Series D Preferred Stock were sold at a weighted average price of $25.09 per share, generating gross proceeds of $80.5 million and net proceeds of $79.1 million, after offering expenses. Of these amounts, during the three months ended March 31, 2020, we sold 2.6 million shares at a weighted average price of $25.06 per share, generating gross proceeds of $64.1 million and net proceeds after offering expenses of $63.1 million. As of March 31, 2020, there is $19.5 million remaining that may be sold under the ATM Program.

NOTE 6 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $574,000 and $391,000 have been recognized for the three months ended March 31, 2020 and 2019, respectively.

On January 8, 2020, the Company awarded a total of 15,000 shares of restricted stock to three employees. The grant date fair value of these restricted stock grants was $233,000. These grants vest ratably over 5 years.

On January 15, 2020, the Company awarded a total of 11,000 shares of common stock to the members of our Board of Directors. The grant date fair value of these awards was $177,000.

On March 25, 2020, the Company granted options to purchase 690,000 shares of common stock to forty participants in the Company’s Amended and Restated 2013 Incentive Award Plan. The grant date fair value of these options amounted to $653,000. These grants vest ratably over five years. Compensation costs for grants issued to a participant who is of retirement age is recognized at the time of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2020:

2020

Dividend yield	5.33%
Expected volatility	24.59%
Risk-free interest rate	0.88%
Expected lives	10
Estimated forfeitures	-0-

During the three months ended March 31, 2020, three participants exercised options to purchase a total of 29,000 shares of common stock at a weighted-average exercise price of $10.55 per share for total proceeds of $306,000. The aggregate intrinsic value of options exercised was $175,000.

As of March 31, 2020, there were options outstanding to purchase 3.3 million shares, with an aggregate intrinsic value of $854,000. There were 480,000 shares available for grant under the Amended and Restated 2013 Incentive Award Plan.

NOTE 7 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2020:
Marketable Securities - Preferred stock	$1,414	$1,414	$-0-	$-0-
Marketable Securities - Common stock	76,665	76,665	-0-	-0-
Total	$78,079	$78,079	$-0-	$-0-

As of December 31, 2019:
Marketable Securities - Preferred stock	$3,516	$3,516	$-0-	$-0-
Marketable Securities - Common stock	112,670	112,670	-0-	-0-
Total	$116,186	$116,186	$-0-	$-0-

In addition to the Company’s investments in marketable securities, the Company is required to disclose certain information about the fair values of its other financial instruments, as defined in ASC 825-10, “Financial Instruments.” Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. All of the Company’s Marketable Securities have quoted market prices and traded in active markets and are therefore classified in Level 1 of the fair value hierarchy.

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2020, the estimated fair value of Fixed Rate Mortgages Payable amounted to $381.2 million and the carrying value of Fixed Rate Mortgages Payable amounted to $374.9 million.

NOTE 8 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of March 31, 2020, the total loan balance under this agreement was approximately $2.4 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of March 31, 2020, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $2.4 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $26 million of loans that the Company acquired under the COP Program as of March 31, 2020.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2020 and 2019 was $4.5 million and $4.8 million, respectively. Interest cost capitalized to Land Development was $290,000 and $336,000 for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020 and 2019, the Company had Dividend Reinvestments of $904,000 and $1.8 million, respectively, which required no cash transfers.

NOTE 10– SUBSEQUENT EVENTS

On May 7, 2020, the Company entered into contracts to purchase two communities, one in New York and one in Pennsylvania, for a total purchase price of approximately $8.0 million. These all-age communities contain a total of 315 developed homesites with a weighted-average occupancy of 63%.

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

NOTE 11 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2019. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	Three Months Ended
	3/31/20	3/31/19

Rental and Related Income	$34,358	$32,039
Community Operating Expenses	15,508	15,751
Net Income (Loss) Attributable to Common Shareholders	(42,838)	5,873
Net Income (Loss) Attributable to Common Shareholders per Share – Basic and Diluted	$(1.04)	$0.15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19

The following discussion is intended to provide certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts.

We continue to monitor our operations and government recommendations and have taken steps to make the safety, security and welfare of our employees, their families and our residents a top priority.

We have complied with government “stay-at-home” orders and “social distancing” practices. We have implemented remote working arrangements for our non-essential employees. Our IT system and website allow for virtual tours of our homes for sale or rent, online execution of applications and lease agreements, online payment of rent, and other enhancements. We continue to maintain our communities and deliver essential services to our residents while following social distancing protocols. We have suspended the mailing of rent increase notifications in March and April which will delay these increases. These increases would have been effective May 1, 2020 and June 1, 2020. This will affect May’s rental income by approximately $24,000 and June’s rental income by an additional $20,000. We have suspended eviction actions and have instituted deferred payment plans, as needed, to our residents who have experienced financial hardship related to COVID-19. Less than 100 residents (less than 1%) have executed these payment plans. We have collected 94% of April’s rent compared to 96% as of the same time last year. As of May 5, 2020, we have collected 64% of May’s rent, compared to 53% as of the same time last year. We anticipate many of our residents have or will receive unemployment benefits and/or economic stimulus payments under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which will assist our residents with paying rent.

The significance, extent and duration of the impact of COVID-19 remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time. We will continue to monitor these rapidly evolving developments and respond in the best interests of our employees, residents and shareholders. At this time, we believe that the fallout from COVID-19 will not have a material adverse effect on our financial condition.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

The Company is a self-administered, self-managed Real Estate Investment Trust (“REIT”) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities which includes leasing manufactured home spaces on an annual or month-to-month basis to residential manufactured homeowners. The Company also leases homes to residents and, through its taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to qualified residents and prospective residents of our communities and for placement on customers’ privately-owned land.

As of March 31, 2020, the Company owned and operated 122 manufactured home communities containing approximately 23,100 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of home sales, and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. The Company also invests in marketable securities of other REITs which the Company generally limits to no more than approximately 15% of its undepreciated assets. As of March 31, 2020, the securities portfolio represented 6.3% of undepreciated assets.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three months ended March 31, 2020, rental and related income increased 12% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 22%. Same property NOI, which includes communities owned and operated as of January 1, 2019, increased 14% for the three months ended March 31, 2020 over the prior year period driven by a 180 basis point increase in occupancy to 84.6%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

Sales of manufactured homes decreased 12% during the three months ended March 31, 2020 from the prior year period primarily due to the impact of COVID-19 and governmental stay-at-home orders and social distancing. We anticipate that sales will improve as the impact of the virus is reduced. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 149 rental homes during the first three months of 2020. This brings the total number of rental homes to approximately 7,500 rental homes, or 32.7% of total sites. Occupied rental homes represent approximately 37.0% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 94.0% as of March 31, 2020. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. Although COVID-19 delayed our rental home purchases, we continue to anticipate adding approximately 750 - 800 rental homes in 2020.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company’s Community NOI for the three months ended March 31, 2020 and 2019 is calculated as follows (in thousands):

	Three Months Ended
	3/31/20	3/31/19

Rental and Related Income	$34,358	$30,644
Less: Community Operating Expenses	(15,508)	(15,144)
Community NOI	$18,850	$15,500

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

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO and Normalized FFO for the three months ended March 31, 2020 and 2019 are calculated as follows (in thousands):

	Three Months Ended
	3/31/20	3/31/19

Net Income (Loss) Attributable to Common Shareholders	$(42,838)	$5,914
Depreciation Expense	10,227	8,751
Loss on Sales of Depreciable Assets	107	21
(Increase) Decrease in Fair Value of Marketable Securities	38,593	(8,596)
FFO Attributable to Common Shareholders	6,089	6,090

Adjustments:
Settlement of utility billing dispute over a prior 10-year period	-0-	375
Normalized FFO Attributable to Common Shareholders	$6,089	$6,465

The following are the cash flows provided (used) by operating, investing and financing activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	3/31/20	3/31/19

Operating Activities	$17,295	$12,175
Investing Activities	(20,477)	(14,737)
Financing Activities	6,387	3,682

Changes In Results Of Operations

Rental and Related Income increased 12% from $30.6 million for the three months ended March 31, 2019 to $34.4 million for the three months ended March 31, 2020. These increases were primarily due to the acquisitions made during 2019, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 180 basis points from 82.8% as of March 31, 2019 to 84.6% at quarter-end. Occupied rental homes increased 14% from approximately 6,200 homes at March 31, 2019 to 7,100 homes at March 31, 2020.

Community Operating Expenses remained relatively stable increasing 2% from $15.1 million for the three months ended March 31, 2019 to $15.5 million for the three months ended March 31, 2020. During the quarter ended March 31, 2019, there was a one-time settlement of $375,000 for a utility billing dispute over a prior 10-year period.

Community NOI increased 22% from $15.5 million for the three months ended March 31, 2019 to $18.9 million for the three months ended March 31, 2020. These increases were primarily due to the acquisitions during 2019 and increases in rental rates, occupancy and rental homes. The Company’s Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) was 49.4% and 45.1% for the three months ended March 31, 2019 and 2020, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes decreased 12% from $3.6 million, or 66 homes, for the three months ended March 31, 2019 to $3.2 million, or 62 homes, for the three months ended March 31, 2020, primarily due to the impact of COVID-19 and governmental stay-at-home orders and social distancing. Cost of sales of manufactured homes amounted to $2.4 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively. The gross profit percentage was 25% and 29% for the three months ended March 31, 2020 and 2019, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.1 million for the three months ended March 31, 2020 and 2019, respectively. Loss from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $315,000 or 10% of total sales and $103,000 or 3% of total sales for the three months ended March 31, 2020 and 2019, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

The impact of COVID-19 has also taken its toll on the conventional housing market. The National Association of Realtors reported that sales of existing homes fell 8.5% from February to March. However, home prices continue their rise as fewer sellers are listing homes and inventories decline. The inherent affordability of our property type becomes more and more apparent which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses increased 19% from $2.2 million for the three months ended March 31, 2019 to $2.6 million for the three months ended March 31, 2020. This increase was primarily due to an increase in personnel and personnel costs. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) remains in line at 6.4% in 2020 and 5.9% in 2019.

Depreciation Expense increased 17% from $8.8 million for the three months ended March 31, 2019 to $10.2 million for the three months ended March 31, 2020. This increase was primarily due to the acquisitions in 2019 and the increase in rental homes during 2019 and 2020.

Interest Income increased 39% from $515,000 for the three months ended March 31, 2019 to $717,000 for the three months ended March 31, 2020. This increase was primarily due to an increase in the average balance of notes receivable from $30.5 million at March 31, 2019 to $33.8 million at March 31, 2020.

Dividend income decreased 10% from $1.9 million for the three months ended March 31, 2019 to $1.7 million for the three months ended March 31, 2020. This decrease was due to reduced dividends from our holdings. Dividends received from our marketable securities investments were at a weighted average yield of approximately 7.4% and 7.2%, respectively. It is the Company’s intent to hold these marketable securities long-term.

Increase (Decrease) in Fair Value of Marketable Securities decreased from a gain of $8.6 million for the three months ended March 31, 2019 to a loss of $38.6 million for the three months ended March 31, 2020. This decrease was due to the effects of the COVID-19 pandemic. As of March 31, 2020, the Company had total net unrealized losses of $63.8 million in its REIT securities portfolio.

Interest Expense, including Amortization of Financing Costs, decreased 5% from $4.6 million for the three months ended March 31, 2019 to $4.4 million for the three months ended March 31, 2020. This was primarily due to a decrease in the average balance of our loans payable from $111.5 million at March 31, 2019 to $64.0 million at March 31, 2020. Additionally, the weighted average interest rate on our loans payable decreased from 4.4% at March 31, 2019 to 2.3% at March 31, 2020, not including the effect of unamortized debt issuance costs.

Changes in Financial Condition

Total Investment Property and Equipment increased 2% or $15.9 million during the three months ended March 31, 2020. The Company added 149 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio increased 170 basis points and was 94.0% at March 31, 2020 as compared to 92.3% at December 31, 2019.

Marketable Securities decreased 33% or $38.1 million during the three months ended March 31, 2020. This decrease was due to a net decrease in the fair value of $38.6 million and purchases of $486,000.

Mortgages Payable, net of unamortized debt issuance costs, decreased 1% or $2.0 million during the three months ended March 31, 2020. The decrease was primarily due to principal payments.

Loans Payable, net of unamortized debt issuance costs, decreased 47% or $39.4 million during the three months ended March 31, 2020. This decrease was due to a decrease of $15 million on our revolving lines of credit for the financing of home sales and the purchase of inventory, a decrease of $19 million on our margin loan and a decrease of $5 million on our revolving line of credit secured by the Company’s eligible notes receivable.

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

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. We anticipate that the liquidity demands of the recent properties acquired will be met by the operations of these acquisitions. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, proceeds from the DRIP, and access to the capital markets.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Program. The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

The Company continues to strengthen its capital and liquidity positions. During the three months ended March 31, 2020, the Company sold 2.6 million shares of our Series D Preferred Stock through our ATM Program at a weighted average price of $25.06 per share, generating gross proceeds of $64.1 million and net proceeds after offering expenses of $63.1 million. As of March 31, 2020, there is $19.5 million remaining that may be sold under the ATM Program.

The Company also raised $1.6 million from the issuance of common stock in the DRIP during the three months ended March 31, 2020, which included Dividend Reinvestments of $904,000. Dividends paid on the common stock for the three months ended March 31, 2020 were $7.4 million, of which $904,000 were reinvested. Dividends paid on the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock for the three months ended March 31, 2020 totaled $8.1 million.

Net Cash provided by Operating Activities amounted to $17.3 million and $12.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had cash and cash equivalents of $14.6 million, marketable securities of $78.1 million, encumbered by $18.5 million in margin loans, approximately $34.1 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $60 million available on our unsecured credit facility, with an additional $50 million potentially available pursuant to an accordion feature.

The extent to which COVID-19 and related actions impact our operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, the success of governmental actions undertaken to support the economy during the pandemic and the duration and severity of direct and indirect economic effects of the illness and containment measures, among others. As previously discussed, at this time, we believe that the fallout from COVID-19 will not have a material adverse effect on our financial condition.

The Company owns 122 communities, of which 47 are unencumbered. Except for 15 communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity.

As of March 31, 2020, the Company had total assets of $999.2 million and total liabilities of $439.1 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of March 31, 2020 was approximately 30% and the Company’s net debt, less securities to total market capitalization as of March 31, 2020 was approximately 24%. As of March 31, 2020, the Company had no mortgages due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	the effect of COVID-19 on our business and general economic conditions;
●	our ability to maintain rental rates and occupancy levels;
●	changes in market rates of interest;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are made in a timely manner in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a real estate investment trust for federal income tax purposes; and,
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the Risk Factors except as set forth below:

We face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus (COVID-19).  The COVID-19 pandemic is growing and its impact is uncertain and hard to measure, but may have a material adverse effect on us.

We face various risks and uncertainties related to public health crises, including the recent and ongoing global COVID-19 pandemic, which has disrupted financial markets and significantly impacted worldwide economic activity to date and is likely to continue to do so.

The COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions in the United States and worldwide, including unprecedented job losses and an economic downturn. The extent to which COVID-19 and related actions impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, the success of governmental actions undertaken to support the economy during the pandemic and the duration and severity of direct and indirect economic effects of the illness and containment measures, among others. In response to the outbreak, the United States, like many countries around the world, has taken a variety of countermeasures, such as quarantines, “shelter in place” and stay-at-home orders and restrictions on business activities, group gatherings and travel, which have caused disruptions in the U.S. and global economy, financial markets and supply chains and have adversely impacted many businesses and industries and created significant economic uncertainty. Residents in our communities have lost jobs or experienced financial hardship related to COVID-19, which may adversely affect their ability to make rent payments in full or on a timely basis. In addition, individual states and localities have adopted or may consider adopting policies requiring temporary rent freezes and forbearance with respect to delinquent rent and mortgage payments, evictions and foreclosures, and the nature, timing and impact of any future public policy decisions and actions with respect to these matters cannot be predicted. The pandemic and related governmental orders may also cause us to incur increased costs, require us to provide employees with additional time off and increase our vulnerability to cyber-attacks while employees work from home. In addition, an economic downturn due to the pandemic may adversely affect the market values of our communities and our portfolio of REIT securities as well as our stock price and may impair our access to capital and our ability to incur indebtedness. As a result, while the extent and duration of the COVID-19 pandemic and the direct and indirect impacts of the pandemic on us are uncertain and will depend on numerous factors beyond our control, the pandemic and the actions taken in response could have a material adverse effect on our business, financial condition, results of operations, liquidity, and prospects.

To the extent the COVID-19 pandemic or the actions taken in response adversely affect our business, financial condition, results of operations, liquidity or prospects, this may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b) Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

Item 6. Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	May 7, 2020	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 7, 2020	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

