Form 10-Q
period 2020-09-30
UMH PROPERTIES, INC.
filed 2020-11-04
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of November 2, 2020
Common Stock, $.10 par value per share	41,709,519

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(in thousands except per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
- ASSETS -

Investment Property and Equipment
Land	$73,436	$72,459
Site and Land Improvements	639,519	618,041
Buildings and Improvements	27,584	27,380
Rental Homes and Accessories	338,887	297,401
Total Investment Property	1,079,426	1,015,281
Equipment and Vehicles	22,030	21,145
Total Investment Property and Equipment	1,101,456	1,036,426
Accumulated Depreciation	(262,524)	(232,783)
Net Investment Property and Equipment	838,932	803,643

Other Assets
Cash and Cash Equivalents	54,666	12,902
Marketable Securities at Fair Value	85,161	116,186
Inventory of Manufactured Homes	27,063	31,967
Notes and Other Receivables, net	44,603	37,995
Prepaid Expenses and Other Assets	19,355	10,762
Land Development Costs	24,964	11,998
Total Other Assets	255,812	221,810

TOTAL ASSETS	$1,094,744	$1,025,453

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(in thousands except per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$472,376	$373,658

Other Liabilities:
Accounts Payable	5,746	4,572
Loans Payable, net of unamortized debt issuance costs	34,583	83,686
Series B Preferred Stock Called for Redemption	95,017	0
Accrued Liabilities and Deposits	14,682	10,575
Tenant Security Deposits	7,397	6,623
Total Other Liabilities	157,425	105,456
Total Liabilities	629,801	479,114

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share; 4,000 shares authorized; 3,801 shares issued and outstanding as of December 31, 2019	0	95,030
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 13,750 shares authorized; 9,884 and 9,750 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	247,100	243,750
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 9,300 and 6,000 shares authorized; 5,424 and 2,651 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	135,589	66,268
Common Stock - $0.10 par value per share; 140,364 and 123,664 shares authorized; 41,627 and 41,130 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4,163	4,113
Excess Stock - $0.10 par value per share; 3,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019	0	0
Additional Paid-In Capital	103,455	162,542
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total Shareholders’ Equity	464,943	546,339

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,094,744	$1,025,453

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

INCOME:
Rental and Related Income	$36,358	$32,948	$105,767	$94,980
Sales of Manufactured Homes	6,765	4,382	15,013	13,867
Total Income	43,123	37,330	120,780	108,847

EXPENSES:
Community Operating Expenses	16,245	15,772	47,191	45,886
Cost of Sales of Manufactured Homes	4,695	3,271	10,713	10,117
Selling Expenses	1,381	1,375	3,757	3,803
General and Administrative Expenses	2,934	2,579	8,262	7,910
Depreciation Expense	10,492	9,390	30,991	27,010
Total Expenses	35,747	32,387	100,914	94,726

OTHER INCOME (EXPENSE):
Interest Income	736	650	2,144	1,787
Dividend Income	1,183	1,858	4,481	5,734
Increase (Decrease) in Fair Value of Marketable Securities	(6,739)	9,234	(31,921)	15,478
Other Income	232	171	561	424
Interest Expense	(4,524)	(4,396)	(13,144)	(13,289)
Total Other Income (Expense)	(9,112)	7,517	(37,879)	10,134

Income (Loss) before Loss on Sales of Investment Property and Equipment	(1,736)	12,460	(18,013)	24,255
Loss on Sales of Investment Property and Equipment	(31)	(27)	(177)	(36)
Net Income (Loss)	(1,767)	12,433	(18,190)	24,219
Less: Preferred Dividends	(8,109)	(6,811)	(24,289)	(18,220)
Less: Redemption of Preferred Stock	(2,871)	0	(2,871)	0
Net Income (Loss) Attributable to Common Shareholders	$(12,747)	$5,622	$(45,350)	$5,999

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(in thousands except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Basic and Diluted Income (Loss) Per Share:

Net Income (Loss)	$(0.04)	$0.31	$(0.44)	$0.61
Less: Preferred Dividends	0.20	0.17	0.59	0.46
Less: Redemption of Preferred Stock	0.07	0	0.07	0
Net Income (Loss) Attributable to Common Shareholders	$(0.31)	$0.14	$(1.10)	$0.15

Weighted Average Common Shares Outstanding:

Basic	41,421	40,513	41,275	39,592
Diluted	41,421	40,754	41,275	39,830

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2019	41,130	$4,113	$95,030	$243,750

Common Stock Issued with the DRIP	133	13	0	0
Common Stock Issued through Restricted Stock Awards	26	3	0	0
Common Stock Issued through Stock Options	29	3	0	0
Repurchase of Preferred Stock	0	0	(13)	0
Repurchase of Common Stock	(152)	(15)	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income (Loss)	0	0	0	0

Balance March 31, 2020	41,166	4,117	95,017	243,750

Common Stock Issued with the DRIP	157	15	0	0
Repurchase of Common Stock	(22)	(2)	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance June 30, 2020	41,301	4,130	95,017	243,750

Common Stock Issued with the DRIP	178	18	0	0
Common Stock Issued through Stock Options	31	3	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	117	12	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	3,350
Preferred Stock Called for Redemption	0	0	(95,017)	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income (Loss)	0	0	0	0

Balance September 30, 2020	41,627	$4,163	$0	$247,100

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2018	38,320	$3,832	$95,030	$143,750

Common Stock Issued with the DRIP	837	84	0	0
Common Stock Issued through Restricted Stock Awards	1	0	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income (Loss)	0	0	0	0

Balance March 31, 2019	39,158	3,916	95,030	143,750

Common Stock Issued with the DRIP	834	83	0	0
Common Stock Issued through Restricted Stock Awards	120	12	0	0
Common Stock Issued through Stock Options	42	4	0	0
Preferred Stock Issued through Underwritten Registered Public Offering, net	0	0	0	100,000
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income (Loss)	0	0	0	0

Balance June 30, 2019	40,154	4,015	95,030	243,750

Common Stock Issued with the DRIP	645	65	0	0
Common Stock Issued through Stock Options	32	3	0	0
Repurchase of Common Stock	(20)	(2)	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income (Loss)	0	0	0	0

Balance September 30, 2019	40,811	$4,081	$95,030	$243,750

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(in thousands)

	Preferred Stock Series D	Additional Paid-In Capital	Undistributed Income (Accumulated Deficit)	Total Shareholders’ Equity

Balance December 31, 2019	$66,268	$162,542	$(25,364)	$546,339

Common Stock Issued with the DRIP	0	1,588	0	1,601
Common Stock Issued through Restricted Stock Awards	0	(3)	0	0
Common Stock Issued through Stock Options	0	303	0	306
Repurchase of Preferred Stock	0	1	0	(12)
Repurchase of Common Stock	0	(1,589)	0	(1,604)
Preferred Stock Issued in connection with At-The-Market Offerings, net	63,999	(867)	0	63,132
Distributions	0	(50,255)	34,748	(15,507)
Stock Compensation Expense	0	574	0	574
Net Income (Loss)	0	0	(34,748)	(34,748)

Balance March 31, 2020	130,267	112,294	(25,364)	560,081

Common Stock Issued with the DRIP	0	1,728	0	1,743
Repurchase of Common Stock	0	(223)	0	(225)
Distributions	0	2,818	(18,325)	(15,507)
Stock Compensation Expense	0	313	0	313
Net Income (Loss)	0	0	18,325	18,325

Balance June 30, 2020	130,267	116,930	(25,364)	564,730

Common Stock Issued with the DRIP	0	2,190	0	2,208
Common Stock Issued through Stock Options	0	313	0	316
Common Stock Issued in connection with At-The-Market Offerings, net	0	1,466	0	1,478
Preferred Stock Issued in connection with At-The-Market Offerings, net	5,322	(331)	0	8,341
Preferred Stock Called for Redemption	0	2,808	(2,808)	(95,017)
Distributions	0	(20,138)	4,575	(15,563)
Stock Compensation Expense	0	217	0	217
Net Income (Loss)	0	0	(1,767)	(1,767)

Balance September 30, 2020	$135,589	$103,455	$(25,364)	$464,943

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(in thousands)

	Preferred Stock Series D	Additional Paid-In Capital	Undistributed Income (Accumulated Deficit)	Total Shareholders’ Equity

Balance December 31, 2018	$50,000	$157,450	$(25,364)	$424,698

Common Stock Issued with the DRIP	0	10,587	0	10,671
Common Stock Issued through Restricted Stock Awards	0	0	0	0
Distributions	0	(1,066)	(11,037)	(12,103)
Stock Compensation Expense	0	391	0	391
Net Income (Loss)	0	0	11,037	11,037

Balance March 31, 2019	50,000	167,362	(25,364)	434,694

Common Stock Issued with the DRIP	0	10,641	0	10,724
Common Stock Issued through Restricted Stock Awards	0	(12)	0	0
Common Stock Issued through Stock Options	0	431	0	435
Preferred Stock Issued through Underwritten Registered Public Offering, net	0	(3,312)	0	96,688
Distributions	0	(13,221)	(749)	(13,970)
Stock Compensation Expense	0	668	0	668
Net Income (Loss)	0	0	749	749

Balance June 30, 2019	50,000	162,557	(25,364)	529,988

Common Stock Issued with the DRIP	0	7,756	0	7,821
Common Stock Issued through Stock Options	0	326	0	329
Repurchase of Common Stock	0	(235)	0	(237)
Distributions	0	(1,700)	(12,433)	(14,133)
Stock Compensation Expense	0	433	0	433
Net Income (Loss)	0	0	12,433	12,433

Balance September 30, 2019	$50,000	$169,137	$(25,364)	$536,634

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(in thousands)

	NINE MONTHS ENDED
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(18,190)	$24,219
Non-Cash items included in Net Income (Loss):
Depreciation	30,991	27,010
Amortization of Financing Costs	654	559
Stock Compensation Expense	1,104	1,492
Provision for Uncollectible Notes and Other Receivables	1,056	972
(Increase) Decrease in Fair Value of Marketable Securities	31,921	(15,478)
Loss on Sales of Investment Property and Equipment	177	36
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	4,904	(6,812)
Notes and Other Receivables	(7,664)	(6,748)
Prepaid Expenses and Other Assets	(666)	(3,814)
Accounts Payable	1,174	1,142
Accrued Liabilities and Deposits	4,106	2,529
Tenant Security Deposits	774	755
Net Cash Provided by Operating Activities	50,341	25,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(6,274)	(37,308)
Purchase of Investment Property and Equipment	(59,427)	(49,344)
Proceeds from Sales of Investment Property and Equipment	1,919	2,129
Additions to Land Development Costs	(12,966)	(13,731)
Purchase of Marketable Securities	(896)	(1,364)
Net Cash Used in Investing Activities	(77,644)	(99,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	105,984	44,850
Net Payments on Short Term Borrowings	(49,191)	(31,576)
Principal Payments of Mortgages	(6,579)	(19,567)
Financing Costs on Debt	(3,927)	(787)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	71,473	0
Proceeds from Issuance of Preferred Stock, net of offering costs	0	96,688
Proceeds from At-The-Market Common Equity Program, net of offering costs	1,477	0
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	3,225	23,579
Repurchase of Preferred Stock, net	(12)	(237)
Repurchase of Common Stock, net	(1,830)	0
Proceeds from Exercise of Stock Options	622	764
Preferred Dividends Paid	(24,289)	(18,745)
Common Dividends Paid, net of Dividend Reinvestments	(19,959)	(15,823)
Net Cash Provided by Financing Activities	76,994	79,146

Net Increase in Cash, Cash Equivalents and Restricted Cash	49,691	5,390
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	18,996	12,777
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$68,687	$18,167

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 124 manufactured home communities containing approximately 23,400 developed homesites as of September 30, 2020. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), also sells manufactured homes to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

On March 11, 2020, the World Health Organization declared COVID-19, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company’s 124 residential communities remain open and operational. The effects of the COVID-19 pandemic did not significantly impact the Company’s operating results for the first nine months of 2020. However, the future effects of the evolving impact of the COVID-19 pandemic are uncertain.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company previously entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of December 31, 2019 and September 30, 2020, these agreements had expired and the Company does not have any interest rate swap agreements in effect.

Leases

We account for our leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of September 30, 2020, the right-of-use assets and corresponding lease liabilities of $3.7 million are included in Prepaid Expenses and Other Assets and Accrued Liabilities and Deposits on the Consolidated Balance Sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2020	$107
2021	427
2022	417
2023	384
2024	384
Thereafter	8,432

Total Lease Payments	$10,151

The weighted average remaining lease term for these leases is 145.1 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	9/30/20	12/31/19	9/30/19	12/31/18

Cash and Cash Equivalents	$54,666	$12,902	$11,111	$7,433
Restricted Cash	14,021	6,094	7,056	5,344
Cash, Cash Equivalents And Restricted Cash	$68,687	$18,996	$18,167	$12,777

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019. As of January 1, 2020, we adopted the fair value option for our notes receivable and there was not a material impact. As of September 30, 2020 and 2019, the Company had notes receivable of $41.8 million and $34.7 million, net the fair value adjustment of $0.9 million and $0.7 million, respectively. Notes receivable are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three and nine months ended September 30, 2020, employee stock options to purchase 3.3 million shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the three months ended September 30, 2019, common stock equivalents resulting from employee stock options to purchase 1.1 million shares of common stock amounted to 240,000 shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the nine months ended September 30, 2019, common stock equivalents resulting from employee stock options to purchase 1.1 million shares of common stock amounted to 238,000 shares, which were included in the computation of Diluted Net Income (Loss) per Share.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions

On July 24, 2020, the Company acquired Camelot Woods, located in Altoona, Pennsylvania, for approximately $3.3 million. This all-age community contains a total of 147 developed homesites that are situated on approximately 27 total acres. At the date of acquisition, the average occupancy for this community was approximately 56%.

On September 21, 2020, the Company acquired Lake Erie Estates, located in Fredonia, New York, for approximately $4.5 million. This community contains a total of 163 developed homesites that are situated on approximately 21 total acres. At the date of acquisition, the average occupancy for this community was approximately 71%. In conjunction with this acquisition, the Company assumed a mortgage of approximately $2.7 million on this property (See Note 5).

These acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the results of the acquired assets are included in the statements of income (loss) from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired, including transaction costs of approximately $1.1 million, for the nine months ended September 30, 2020 (in thousands):

At Acquisition Date
Assets Acquired:
Land	$786
Depreciable Property	8,162
Total Assets Acquired	$8,948

See Note 12 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consists primarily of marketable common and preferred stock of other REITs with a fair value of $85.2 million as of September 30, 2020, which represents 6.3% of undepreciated assets. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the nine months ended September 30, 2020, the Company made purchases of $896,000 in marketable securities. Of this amount, the Company made total purchases of 69,000 common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, through MREIC’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $839,000 or weighted average cost of $12.13 per share. The Company owned a total of 2.6 million MREIC common shares as of September 30, 2020 at a total cost of $24.8 million and a fair value of $36.6 million.

As of September 30, 2020, the Company had total net unrealized losses of $57.2 million in its REIT securities portfolio. For the three and nine months ended September 30, 2020, the Company recorded a $6.7 million and a $31.9 million decrease, respectively, in the fair value of these marketable securities. The Company held eighteen securities that had unrealized losses as of September 30, 2020. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provided for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extended the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. As of September 30, 2020, the amount outstanding under the Facility was $15 million and the interest rate was 1.66%.

Loans Payable

Loans Payable includes unamortized debt issuance costs of $270,000 and $358,000 on September 30, 2020 and December 31, 2019, respectively. The weighted average interest rate was 3.1% and 3.7% on September 30, 2020 and December 31, 2019, respectively, not including the effect of unamortized debt issuance costs. On September 30, 2020, there was zero 0 outstanding on the margin loan. Subsequent to quarter end, the Company drew down approximately $26 million on its margin line (see Note 11).

On June 30, 2020, the Company entered into an amended and restated revolving line of credit for the financing of homes, increasing total availability from $15 million to $20 million. Interest was reduced from prime plus 25 basis points to prime with a floor of 3.25%. The amendment also extended the maturity date from June 1, 2020 to June 1, 2022, with a one year extension at the Bank’s option. As of September 30, 2020, $6 million was outstanding on the revolving line of credit at an interest rate of 3.25%.

On October 7, 2020, the Company entered into a $20 million line of credit with FirstBank (see Note 11).

Mortgages Payable

The following is a summary of our mortgages payable as of September 30, 2020 and December 31, 2019 (in thousands):

	9/30/2020		12/31/2019
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$479,124	3.81%	$377,045	4.14%
Unamortized debt issuance costs	(6,748)		(3,387)
Mortgages, net of unamortized debt issuance costs	$472,376	3.86%	$373,658	4.18%

As of September 30, 2020 and December 31, 2019, the weighted average loan maturity of mortgages payable was 6.3 years and 6.0 years, respectively.

On August 20, 2020, the Company completed the financing of 28 of its unencumbered communities, containing approximately 4,100 sites, through Wells Fargo Bank, N. A. for total proceeds of approximately $106 million. This Federal National Mortgage Association (Fannie Mae) credit facility has a 10-year maturity with a 30-year amortization schedule. Interest is at a fixed rate of 2.62%.

On September 21, 2020, the Company assumed a mortgage loan with a balance of approximately $2.7 million, in conjunction with its acquisition of Lake Erie Estates in Fredonia, New York. The interest rate on this mortgage is fixed at 5.16%. This mortgage matures on July 6, 2025.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On September 15, 2020, the Company paid total cash dividends of $7.5 million or $0.18 per share to common shareholders of record as of the close of business on August 15, 2020, of which $654,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). Total dividends paid to our common shareholders for the nine months ended September 30, 2020 amounted to $22.3 million of which $2.3 million was reinvested. On October 1, 2020, the Company declared a dividend of $0.18 per share to be paid December 15, 2020 to common shareholders of record as of the close of business on November 16, 2020.

During the nine months ended September 30, 2020, the Company received, including dividends reinvested of $2.3 million, a total of $5.6 million from its DRIP. There were 468,000 new shares issued under the DRIP during this period.

On January 15, 2020, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorized us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases were based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During the first nine months of 2020, the Company repurchased approximately 174,000 shares of common stock at an aggregate cost of $1.8 million, or a weighted average price of $10.50 per share. The last repurchase was made on May 14, 2020.

8.0% Series B Cumulative Redeemable Preferred Stock

On September 15, 2020, the Company paid $1.9 million in dividends or $0.50 per share for the period from June 1, 2020 through August 31, 2020 to holders of record as of the close of business on August 17, 2020 of our 8.0% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series B Preferred Stock”). Dividends on our Series B Preferred Stock shares are cumulative and payable quarterly at an annual rate of $2.00 per share. Total dividends paid to our Series B Preferred Stock shareholders for the nine months ended September 30, 2020 amounted to $5.7 million.

On March 13, 2020, the Board of Directors approved our Series B Preferred Stock Repurchase Program (the “Series B Repurchase Program”) that authorized us to repurchase up to $5 million in the aggregate of the Company’s Series B Preferred Stock. Purchases under the Series B Repurchase Program were permitted to be made using a variety of methods, which may including open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases were based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Series B Repurchase Program did not require the Company to acquire any particular amount of Series B Preferred Stock. During March 2020, the Company repurchased 531 shares of our Series B Preferred Stock for approximately $12,000.

On September 11, 2020, the Company issued a notice of redemption for its Series B Preferred Stock, pursuant to which all 3.8 million issued and outstanding shares of Series B Preferred Stock were redeemed on October 20, 2020 (the “Redemption Date”) at a redemption price equal to the $25.00 per share liquidation preference of the Series B Preferred Stock plus accrued and unpaid dividends to, but not including, the Redemption Date in an amount of $0.2722 per share, for a total payment of $25.2722 per share (the “Redemption Price”). As a result of our redemption notice, the Company recognized a preferred share redemption charge of approximately $2.9 million for the nine months ended September 30, 2020, related to the original issuance costs. As of September 30, 2020, as a result of the redemption notice, the Series B Preferred Stock was reclassified out of Shareholders’ Equity and recorded as a liability on the Company’s Consolidated Balance Sheet. See Note 11 for additional detail.

6.75% Series C Cumulative Redeemable Preferred Stock

On September 15, 2020, the Company paid $4.1 million in dividends or $0.421875 per share for the period from June 1, 2020 through August 31, 2020 to holders of record as of the close of business on August 17, 2020 of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred Stock”). Dividends on our Series C Preferred Stock shares are cumulative and payable quarterly at an annual rate of $1.6875 per share. Total dividends paid to our Series C Preferred Stock shareholders for the nine months ended September 30, 2020 amounted to $12.4 million.

On October 1, 2020, the Company declared a dividend of $0.421875 per share for the period from September 1, 2020 through November 30, 2020 to be paid on December 15, 2020 to Series C Preferred Stock shareholders of record as of the close of business on November 16, 2020.

6.375% Series D Cumulative Redeemable Preferred Stock

On September 15, 2020, the Company paid $2.1 million in dividends or $0.3984375 per share for the period from June 1, 2020 through August 31, 2020 to holders of record as of the close of business on August 17, 2020 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock shares are cumulative and payable quarterly at an annual rate of $1.59375 per share. Total dividends paid to our Series D Preferred Stock shareholders for the nine months ended September 30, 2020 amounted to $6.2 million.

On October 1, 2020, the Company declared a dividend of $0.3984375 per share for the period from September 1, 2020 through November 30, 2020 to be paid on December 15, 2020 to Series D Preferred Stock shareholders of record as of the close of business on November 16, 2020.

Common Stock At-The-Market Sales Program

On May 14, 2020, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “Maryland SDAT”) an amendment to the Company’s charter to increase the Company’s authorized shares of common stock, par value $0.10 per share (“Common Stock”), by 20 million shares.

On June 30, 2020, the Company entered into an Equity Distribution Agreement (“Common ATM Program”) with BMO Capital Markets Corp., B. Riley FBR, Inc., Compass Point Research & Trading, LLC, D.A. Davidson & Co., Janney Montgomery Scott LLC, and J.P. Morgan Securities LLC, as distribution agents (the “Distribution Agents”) under which the Company may offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $100 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Common ATM Program, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the Common ATM Program are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-238321), filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, and declared effective on June 1, 2020 (the “2020 Registration Statement”), and the prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated June 30, 2020. The Company began selling shares under the Common ATM Program on September 17, 2020 and through September 30, 2020, 117,000 shares of Common Stock were sold at a weighted average price of $14.54 per share, generating gross proceeds of $1.7 million and net proceeds of $1.5 million, after offering expenses.

Preferred Stock At-The-Market Sales Program

On October 21, 2019, the Company entered into a Preferred Stock At-The-Market Sales Program (“2019 Preferred ATM Program”) with B. Riley FBR, Inc. (“B. Riley”), as distribution agent, under which the Company was permitted to offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the 2019 Preferred ATM Program were “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Company began selling shares under the 2019 Preferred ATM Program on October 22, 2019 and through June 30, 2020, 3.2 million shares of Series D Preferred Stock were sold under the 2019 Preferred ATM Program at a weighted average price of $25.09 per share, generating gross proceeds of $80.5 million and net proceeds of $79.1 million, after offering expenses. Of these amounts, year to date through June 30, 2020, we sold 2.6 million shares at a weighted average price of $25.06 per share, generating gross proceeds of $64.1 million and net proceeds after offering expenses of $63.1 million. The Company discontinued the sale of shares under the 2019 Preferred ATM Program prior to June 30, 2020.

On July 15, 2020, the Company filed with the Maryland SDAT Articles Supplementary reclassifying and designating 3.3 million shares of the Company’s Common Stock as shares of Series D Preferred. Following the filing of the Articles Supplementary, the authorized capital stock of the Company consists of 140.4 million shares of Common Stock, 4.0 million shares of Series B Preferred Stock, 13.8 million shares of Series C Preferred Stock, 9.3 million shares of Series D Preferred Stock and 3 million shares of excess stock, par value $0.10 per share.

On July 22, 2020, the Company entered into a new Preferred ATM Stock At-The-Market Sales Program (“New Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the New Preferred ATM Program are “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Series C Preferred Stock and/or Series D Preferred Stock sold under the New Preferred ATM Program are offered pursuant to the Company’s 2020 Registration Statement and are sold and issued pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated July 22, 2020. The New Preferred ATM Program replaced the 2019 Preferred ATM Program. The Company began selling shares under the New Preferred ATM Program on August 11, 2020 and through September 30, 2020, 134,000 shares of Series C Preferred Stock were sold at a weighted average price of $24.96 per share and 213,000 shares of Series D Preferred Stock were sold at a weighted average price of $24.78 per share, generating total gross proceeds of $8.6 million and total net proceeds of $8.3 million, after offering expenses. As of September 30, 2020, $91.4 million in shares of Series C Preferred Stock and/or Series D Preferred Stock remained eligible for sale under the New Preferred ATM Program.

NOTE 7 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $217,000 and $1.1 million have been recognized for the three and nine months ended September 30, 2020, respectively, and $433,000 and $1.5 million have been recognized for the three and nine months ended September 30, 2019, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2020 and 2019:

	2020	2019

Dividend yield	5.33%	5.13%
Expected volatility	24.57%	24.04%
Risk-free interest rate	0.89%	2.50%
Expected lives	10	10
Estimated forfeitures	0	0

The weighted-average fair value of options granted during the nine months ended September 30, 2020 and 2019 was $0.96 and $1.72 per share, respectively.

During the nine months ended September 30, 2020, eight participants exercised options to purchase a total of 59,500 shares of common stock at a weighted-average exercise price of $10.46 per share for total proceeds of $622,000. The aggregate intrinsic value of options exercised was $276,000. During the nine months ended September 30, 2020, options to two employees to purchase a total of 23,000 shares were forfeited or expired.

As of September 30, 2020, there were options outstanding to purchase 3.3 million shares, with an aggregate intrinsic value of $3.4 million. There were 478,000 shares available for grant under the Amended and Restated 2013 Incentive Award Plan.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2020:
Marketable Securities - Preferred stock	$2,172	$2,172	$0	$0
Marketable Securities - Common stock	82,989	82,989	0	0
Total	$85,161	$85,161	$0	$0

As of December 31, 2019:
Marketable Securities - Preferred stock	$3,516	$3,516	$0	$0
Marketable Securities - Common stock	112,670	112,670	0	0
Total	$116,186	$116,186	$0	$0

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

The fair value of Cash and Cash Equivalents and Notes Receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2020, the fair value of Fixed Rate Mortgages Payable amounted to $491.7 million and the carrying value of Fixed Rate Mortgages Payable amounted to $479.1 million.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of September 30, 2020, the total loan balance under this agreement was approximately $2.0 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2020, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $2.0 million. Although this agreement is still in effect, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $33.2 million of loans that the Company acquired under the COP Program as of September 30, 2020.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2020 and 2019 was $13.5 million and $13.7 million, respectively. Interest cost capitalized to Land Development was $896,000 and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020 and 2019, the Company assumed mortgages totaling $2.7 million and $19.4 million, respectively, for the acquisition of communities.

During the nine months ended September 30, 2020 and 2019, the Company had Dividend Reinvestments of $2.3 million and $5.6 million respectively, which required no cash transfers.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On October 7, 2020, the Company entered into a revolving line of credit with FirstBank secured by rental homes and rental home leases in several of our manufactured home communities. This facility allows for proceeds of $20 million and is expandable to $30 million with an accordion feature. The facility has a maturity date of November 29, 2022, with a one -year extension available at the Company’s option. Interest is payable at prime plus twenty-five basis points with a floor of 3.5%.

On October 20, 2020, the Company redeemed all 3.8 million issued and outstanding shares of its 8.0% Series B Preferred Stock at a redemption price of $25.00 per share liquidation preference plus accrued and unpaid dividends to, but not including, the October 20, 2020 redemption date in an amount of $0.2722 per share, for a total payment of $25.2722 per share, or $96.1 million.

In conjunction with the Series B Preferred Stock redemption, on October 15, 2020, the Company drew down $30 million on its credit facility. In addition, the Company drew down approximately $26 million on its margin line on October 19, 2020.

Since October 1, 2020, the Company sold an additional 583,000 shares of its Series D Preferred Stock at a weighted average price of $24.78 per share through the New Preferred ATM Program, generating gross proceeds of $14.4 million and net proceeds of $14.2 million, after offering expenses.

Since October 1, 2020, the Company sold an additional 8,000 shares of its Common Stock at a weighted average price of $15.00 per share, through its Common ATM Program, generating gross proceeds of $119,000 and net proceeds of $117,000, after offering expenses.

NOTE 12 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2019 and through September 30, 2020. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional Revenue and Expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) Rental and Related Income; (b) Community Operating Expenses; (c) Interest Expense resulting from the assumed increase in Mortgages and Loans Payable related to the new acquisitions; and (d) Depreciation Expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	Three Months Ended		Nine months Ended
	9/30/20	9/30/19	9/30/20	9/30/19

Rental and Related Income	$36,783	$34,049	$107,410	$100,476
Community Operating Expenses	16,298	16,053	47,418	47,700
Net Income (Loss) Attributable to Common Shareholders	(12,507)	5,928	(44,440)	7,017
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.30)	$0.15	$(1.08)	$0.18

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

We have complied with government “stay-at-home” orders and “social distancing” practices. We have implemented remote working arrangements for our non-essential employees. Our IT system and website allow for virtual tours of our homes for sale or rent, online execution of applications and lease agreements, online payment of rent, and other enhancements. With the lifting of shelter-in-place mandates, we are experiencing high demand for our rental homes and our homes for sale. We are also experiencing fewer move-outs. We continue to maintain our communities and deliver essential services to our residents while following social distancing protocols.

We had suspended the mailing of rent increase notifications in March and April which delayed these increases. These increases would have been effective May 1, 2020 and June 1, 2020. This affected May’s rental income by approximately $24,000 and June’s rental income by an additional $20,000. We have since resumed our regular rent increase schedule. We had instituted deferred payment plans, as needed, to our residents who have experienced financial hardship related to COVID-19. Less than 100 residents (less than 1%) have executed these payment plans. Although the unemployment benefits and the economic stimulus payments under the Coronavirus Aid, Relief, and Economic Security (CARES) Act are no longer in effect, many states have their own rental assistance programs in place and rent collections have remained at pre-pandemic levels. We have collected 95% of October’s site and home rent compared to 95% at the same time last year. Site and home rental charges for the third quarter are currently over 98% collected.

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

As of September 30, 2020, the Company owned and operated 124 manufactured home communities containing approximately 23,400 developed home sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of home sales, and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. The Company also invests in marketable securities of other REITs, which the Company generally limits to no more than approximately 15% of its undepreciated assets. As of September 30, 2020, the securities portfolio represented 6.3% of undepreciated assets.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring value-add communities and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three months ended September 30, 2020, total income increased 16% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 17%. For the nine months ended September 30, 2020, total income increased 11% from the prior year period and Community NOI increased 19%. Same property NOI, which includes communities owned and operated as of January 1, 2019, increased 14% for the nine months ended September 30, 2020 over the prior year period driven by a 320 basis point increase in occupancy to 86.9%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to acquire existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

With the lifting of shelter-in-place mandates, sales of manufactured homes increased 54% and 8% during the three and nine months ended September 30, 2020, respectively, from the prior year periods. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 684 rental homes during the first nine months of 2020. This brings the total number of rental homes to approximately 8,100 rental homes, or 34.5% of total sites. Occupied rental homes represent approximately 38.7% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and is at 95.4% as of September 30, 2020. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. Although COVID-19 delayed our rental home purchases, we continue to anticipate adding approximately 800 - 900 rental homes in 2020.

During the nine months ended September 30, 2020, the Company acquired two all-age communities containing a total of 310 homesites on 48 acres for an aggregate purchase price of approximately $7.8 million.

The following is a summary of the communities acquired during the nine months ended September 30, 2020 (in thousands):

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Camelot Woods	July 24, 2020	PA	147	$3,340	27	56%

Lake Erie Estates	September 21, 2020	NY	163	4,500	21	71%

Total as of September 30, 2020			310	$7,840	48	64%

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

The Company’s Community NOI for the three and nine months ended September 30, 2020 and 2019 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/20	9/30/19	9/30/20	9/30/19

Rental and Related Income	$36,358	$32,948	$105,767	$94,980
Less: Community Operating Expenses	16,245	15,772	47,191	45,886
Community NOI	$20,113	$17,176	$58,576	$49,094

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

The reconciliation of the Company’s U.S. GAAP Net Income (Loss) to the Company’s FFO and Normalized FFO for the three and nine months ended September 30, 2020 and 2019 are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/20	9/30/19	9/30/20	9/30/19

Net Income (Loss) Attributable to Common Shareholders	$(12,747)	$5,622	$(45,350)	$5,999
Depreciation Expense	10,492	9,390	30,991	27,010
Loss on Sales of Depreciable Assets	31	27	177	36
(Increase) Decrease in Fair Value of Marketable Securities	6,739	(9,234)	31,921	(15,478)
FFO Attributable to Common Shareholders	4,515	5,805	17,739	17,567

Adjustments:
Redemption of Preferred Stock	2,871	-0-	2,871	-0-
Non-Recurring Expenses (1)	-0-	206	-0-	581
Normalized FFO Attributable to Common Shareholders	$7,386	$6,011	$20,610	$18,148

(1) Consists of utility billing dispute over a prior 10-year period ($375,000), emergency windstorm tree removal expenses in two adjacent communities ($126,000) and costs associated with acquisitions not completed ($80,000) in 2019.

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	9/30/20	9/30/19

Operating Activities	$50,341	$25,862
Investing Activities	(77,644)	(99,618)
Financing Activities	76,994	79,146

Changes In Results Of Operations

Rental and Related Income increased 10% from $32.9 million for the three months ended September 30, 2019 to $36.4 million for the three months ended September 30, 2020. Rental and Related Income increased 11% from $95.0 million for the nine months ended September 30, 2019 to $105.8 million for the nine months ended September 30, 2020. These increases were primarily due to the acquisitions made during 2019, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 5% annually at most communities. Same property occupancy has increased 320 basis points from 83.7% as of September 30, 2019 to 86.9% at quarter-end. Occupied rental homes increased 15% from approximately 6,700 homes at September 30, 2019 to 7,700 homes at September 30, 2020.

Community Operating Expenses remained relatively stable increasing 3% from $15.8 million for the three months ended September 30, 2019 to $16.2 million for the three months ended September 30, 2020 and 3% from $45.9 million for the nine months ended September 30, 2019 to $47.2 million for the nine months ended September 30, 2020.

Community NOI increased 17% from $17.2 million for the three months ended September 30, 2019 to $20.1 million for the three months ended September 30, 2020. Community NOI increased 19% from $49.1 million for the nine months ended September 30, 2019 to $58.6 million for the nine months ended September 30, 2020. These increases were primarily due to the acquisitions during 2019 and 2020, and increases in rental rates, occupancy and rental homes. The Company’s Operating Expense Ratio (defined as Community Operating Expenses divided by Rental and Related Income) was 47.5% and 44.7%, excluding non-recurring operating expenses, for the three months ended September 30, 2019 and 2020, respectively. The Company’s Operating Expense Ratio was 47.8% and 44.6%, excluding non-recurring operating expenses, for the nine months ended September 30, 2019 and 2020, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 54% from $4.4 million, or 71 homes, for the three months ended September 30, 2019 to $6.8 million, or 108 homes, for the three months ended September 30, 2020. Sales of manufactured homes increased 8% from $13.9 million, or 230 homes, for the nine months ended September 30, 2019 to $15.0 million, or 252 homes, for the nine months ended September 30, 2020. Cost of sales of manufactured homes amounted to $4.7 million and $3.3 million for the three months ended September 30, 2020 and 2019, respectively. Cost of sales of manufactured homes amounted to $10.7 million and $10.1 million for the nine months ended September 30, 2020 and 2019, respectively. The gross profit percentage was 31% and 25% for the three months ended September 30, 2020 and 2019, respectively. The gross profit percentage was 29% and 27% for the nine months ended September 30, 2020 and 2019, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.4 million for both the three months ended September 30, 2020 and 2019. Selling expenses amounted to $3.8 million for both the nine months ended September 30, 2020 and 2019. Income (Loss) from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to income of $643,000 or 10% of total sales and a loss of $316,000 or 7% of total sales for the three months ended September 30, 2020 and 2019, respectively. Income (Loss) from the sales operations amounted to income of $446,000 or 3% of total sales and a loss of $241,000 or 2% of total sales for the nine months ended September 30, 2020 and 2019, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotions, are fixed.

The National Association of Realtors reported that as of September 2020, sales of existing homes grew 21% from a year ago. Home prices continue their rise as fewer sellers are listing homes and inventories decline. The inherent affordability of our property type becomes more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produces new rental revenue and is an investment in the upgrading of our communities.

General and Administrative Expenses increased 14% from $2.6 million for the three months ended September 30, 2019 to $2.9 million for the three months ended September 30, 2020. General and Administrative Expenses increased 4% from $7.9 million for the nine months ended September 30, 2019 to $8.3 million for the nine months ended September 30, 2020. These increases were due to an increase in personnel costs, including an increase in the bonus accrual based on FFO metrics and an increase in matching contributions associated with our 401(k) Plan. General and Administrative expenses as a percentage of gross revenue (Total Income plus Interest, Dividend and Other Income) was 6.5% for the three and nine months ended September 30, 2020, respectively, compared to 6.2% and 6.7% for the three and nine months ended September 30, 2019, respectively.

Depreciation Expense increased 12% from $9.4 million for the three months ended September 30, 2019 to $10.5 million for the three months ended September 30, 2020. Depreciation Expense increased 15% from $27.0 million for the nine months ended September 30, 2019 to $31.0 million for the nine months ended September 30, 2020. These increases were primarily due to the acquisitions and the increase in rental homes during 2019 and 2020.

Interest Income increased 13% from $650,000 for the three months ended September 30, 2019 to $736,000 for the three months ended September 30, 2020. Interest Income increased 20% from $1.8 million for the nine months ended September 30, 2019 to $2.1 million for the nine months ended September 30, 2020. These increases were primarily due to an increase in the average balance of notes receivable from $32.6 million at September 30, 2019 to $36.9 million at September 30, 2020.

Dividend Income decreased 36% from $1.9 million for the three months ended September 30, 2019 to $1.2 million for the three months ended September 30, 2020. Dividend Income decreased 22% from $5.7 million for the nine months ended September 30, 2019 to $4.5 million for the nine months ended September 30, 2020. These decreases were due to reduced dividends from our holdings. Dividends received from our marketable securities investments were at a weighted average yield of approximately 5.2% and 6.3%, at September 30, 2020 and 2019, respectively. It is the Company’s intent to hold these marketable securities long-term.

Increase (Decrease) in Fair Value of Marketable Securities decreased from an unrealized gain of $9.2 million for the three months ended September 30, 2019 to an unrealized loss of $6.7 million for the three months ended September 30, 2020. Increase (Decrease) in Fair Value of Marketable Securities decreased from an unrealized gain of $15.5 million for the nine months ended September 30, 2019 to an unrealized loss of $31.9 million for the nine months ended September 30, 2020. These decreases were due to the effects of the COVID-19 pandemic on prices in the securities market. As of September 30, 2020, the Company had total net unrealized losses of $57.2 million in its REIT securities portfolio.

Interest Expense increased 3% from $4.4 million for the three months ended September 30, 2019 to $4.5 million for the three months ended September 30, 2020. This increase was primarily due to the new $106 million Fannie Mae credit facility. Interest Expense decreased 1% from $13.3 million for the nine months ended September 30, 2019 to $13.1 million for the nine months ended September 30, 2020. This decrease was primarily due to a decrease in the weighted average interest rate on our mortgages payable from 4.2% at September 30, 2019 to 3.8% at September 30, 2020, not including the effect of unamortized debt issuance costs. This was partially offset by an increase in the weighted average balance of our mortgages payable from approximately $353 million as of September 30, 2019 to approximately $424 million as of September 30, 2020.

Changes in Financial Condition

Total Investment Property and Equipment increased 6% or $65.0 million during the nine months ended September 30, 2020. The Company added 684 rental homes to its communities. The Company’s occupancy rate on its rental homes portfolio increased 310 basis points and was 95.4% at September 30, 2020 as compared to 92.3% at December 31, 2019.

Marketable Securities decreased 27% or $31.0 million during the nine months ended September 30, 2020. This decrease was due to a net decrease in the fair value of $31.9 million and purchases of $896,000.

Mortgages Payable, net of unamortized debt issuance costs, increased 26% or $98.7 million during the nine months ended September 30, 2020. This increase was primarily due to new mortgages totaling $108.7 million, including $2.7 million of mortgages assumed in conjunction with acquisitions and amortization expense of $510,000, partially offset by principal repayments of $6.6 million and costs of the new mortgages totaling $3.9 million.

Loans Payable, net of unamortized debt issuance costs, decreased 59% or $49.1 million during the nine months ended September 30, 2020. This decrease was due to a decrease of $6.3 million on our revolving lines of credit for the financing of home sales and the purchase of inventory, a decrease of $37.5 million on our margin loan and a decrease of $4 million on our revolving line of credit secured by the Company’s eligible notes receivable.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, the Company has implemented both a Common ATM Program and a New Preferred ATM Program. The Common ATM Program allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $100 million from time to time through the Distribution Agents. The New Preferred ATM Program allows the Company to offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million from time to time.

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

The Company continues to strengthen its capital and liquidity positions. Through our 2019 Preferred ATM Program and our New Preferred ATM Program, the Company sold a total of 134,000 shares of our Series C Preferred Stock and 2.8 million shares of our Series D Preferred Stock generating gross proceeds of $72.6 million and net proceeds after offering expenses of $71.5 million during the nine months ended September 30, 2020. Subsequent to quarter end, the Company sold an additional 583,000 shares of its Series D Preferred Stock at a weighted average price of $24.78 per share under the New Preferred ATM Program, generating gross proceeds of $14.4 million and net proceeds of $14.2 million, after offering expenses.

During the nine months ended September 30, 2020, the Company sold 117,000 shares of Common Stock through our Common ATM Program at a weighted average price of $14.54 per share, generating gross proceeds of $1.7 million and net proceeds of $1.5 million, after offering expenses. Subsequent to quarter end, the Company sold an additional 8,000 shares of its Common Stock under the Common ATM Program at a weighted average price of $15.00 per share, generating gross proceeds of $119,000 and net proceeds of $117,000, after offering expenses.

The Company also raised $5.6 million from the issuance of common stock in the DRIP during the nine months ended September 30, 2020, which included Dividend Reinvestments of $2.3 million. Dividends paid on the common stock for the nine months ended September 30, 2020 were $22.3 million, of which $2.3 million were reinvested. Dividends paid on the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock for the nine months ended September 30, 2020 totaled $24.3 million.

Net Cash provided by Operating Activities amounted to $50.3 million and $25.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had Cash and Cash Equivalents of $54.7 million, Marketable Securities of $85.2 million, $29.4 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $60 million available on our unsecured credit facility, with an additional $50 million potentially available pursuant to an accordion feature.

On October 20, 2020, the Company redeemed all 3.8 million issued and outstanding shares of its Series B Preferred Stock at a redemption price of $25.00 per share liquidation preference plus accrued and unpaid dividends to, but not including, the October 20, 2020 redemption date in an amount of $0.2722 per share, for a total payment of $25.2722 per share, or $96.1 million. The redemption was funded in part with proceeds from our recently completed $106 million financing with Fannie Mae.

In conjunction with the Series B Preferred Stock redemption, the Company drew down $30 million on its credit facility. In addition, the Company drew down approximately $24 million on its margin line.

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

As of September 30, 2020, the Company owned 124 communities, of which 20 were unencumbered. Except for 13 communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity.

As of September 30, 2020, the Company had total assets of $1.1 billion and total liabilities of $629.8 million, including $95 million of our Series B Preferred Stock called for redemption. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of September 30, 2020 was approximately 31% and the Company’s net debt, less securities to total market capitalization as of September 30, 2020 was approximately 25%. As of September 30, 2020, the Company had no mortgages due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions in the United States and worldwide, including unprecedented job losses and an economic downturn. The extent to which COVID-19 and related actions impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, the success of governmental actions undertaken to support the economy during the pandemic and the duration and severity of direct and indirect economic effects of the illness and containment measures, among others. In response to the outbreak, the United States, like many countries around the world, has taken a variety of countermeasures, such as quarantines, “shelter in place” and stay-at-home orders and restrictions on business activities, group gatherings and travel, which have caused disruptions in the U.S. and global economy, financial markets and supply chains and have adversely impacted many businesses and industries and created significant economic uncertainty. Residents in our communities have lost jobs or experienced financial hardship related to COVID-19, which may adversely affect their ability to make rent payments in full or on a timely basis. In addition, individual states and localities have adopted or may consider adopting policies requiring and forbearance with respect to delinquent rent and mortgage payments, evictions and foreclosures, and the nature, timing and impact of any future public policy decisions and actions with respect to these matters cannot be predicted. The pandemic and related governmental orders may also cause us to incur increased costs, require us to provide employees with additional time off and increase our vulnerability to cyber-attacks while employees work from home. In addition, an economic downturn due to the pandemic may adversely affect the market values of our communities and our portfolio of REIT securities as well as our stock price and may impair our access to capital and our ability to incur indebtedness. As a result, while the extent and duration of the COVID-19 pandemic and the direct and indirect impacts of the pandemic on us are uncertain and will depend on numerous factors beyond our control, the pandemic and the actions taken in response could have a material adverse effect on our business, financial condition, results of operations, liquidity, and prospects.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	November 4, 2020	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 4, 2020	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

