Form 10-K
period 2020-12-31
UMH PROPERTIES, INC.
filed 2021-03-10
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2020 was $534.0 million. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2020 was $497.9 million.

The number of shares outstanding of issuer’s common stock as of March 5, 2021 was 42,371,157 shares.

Documents Incorporated by Reference:

-Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2021 annual meeting of shareholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2020.

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

UMH was incorporated in the state of New Jersey in 1968. On September 29, 2003, UMH changed its state of incorporation from New Jersey to Maryland by merging with and into a Maryland corporation. Our executive office is located in Freehold, NJ.

Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured homesites to private manufactured home owners. The Company also leases homes to residents, and through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), conducts manufactured home sales in its communities.

During 2020, the Company purchased two communities totaling 310 homesites for a total purchase price of $7.8 million. As of December 31, 2020, the Company owned and operated 124 manufactured home communities containing approximately 23,400 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. Subsequent to year end, the Company purchased one community in Alabama and one community in South Carolina. The two communities acquired during 2021 contain a total of 337 homesites and were purchased for a total price of $8.0 million.

A manufactured home community is designed to accommodate detached, single-family manufactured homes. These manufactured homes are produced off-site by manufacturers and installed on sites within the communities. These homes may be improved with the addition of features constructed on-site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options. Each manufactured home owner leases the site on which the home is located from the Company. Generally, the Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance.

Manufactured homes are accepted by the public as a viable and economically attractive alternative to conventional site-built single-family housing. The affordability of the modern manufactured home makes it a very attractive housing alternative. Depending on the region of the country, prices per square foot for a new manufactured home average up to 50 percent less than a comparable site-built home, excluding the cost of land. This is due to a number of factors, including volume purchase discounts, inventory control of construction materials and control of all aspects of the construction process, which is generally a more efficient and streamlined process as compared to a site-built home.

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

Typically, our leases are on an annual or month-to-month basis, and renewable upon the consent of both parties. The community manager interviews prospective residents, collects rent and finance payments, ensures compliance with community regulations, maintains common areas and community facilities and is responsible for the overall appearance of the community. The homeowner is responsible for the maintenance of the home and leased site. As a result, our capital expenditures tend to be less significant relative to multi-family rental apartments. Manufactured home communities produce predictable income streams and provide protection from inflation due to the ability to annually increase rents.

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

In connection with the operation of its communities, UMH also leases homes to prospective tenants. As of December 31, 2020, UMH owned a total of 8,300 rental homes, representing approximately 35% of its developed homesites. These rental homes are owned by the Company and rented to residents. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income from both the home and the site which might otherwise be non-income producing.

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

Investment and Other Policies

The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the U.S. but the Company has concentrated on the Northeast and Midwest. Since 2009, we have tripled the size of our property portfolio from 28 communities with approximately 6,800 developed homesites to 126 communities with over 23,800 developed homesites, including the two communities recently purchased in January 2021. We are focused on acquiring communities with significant upside potential and leveraging our expertise to build long-term capital appreciation.

Our growth strategy involves purchasing well located communities in our target markets. During 2021, we have entered the Alabama and South Carolina markets by acquiring communities in those markets. As part of our growth strategy, we intend to evaluate potential opportunities to expand into additional geographic markets, including certain other markets in the southeastern United States.

The Company also evaluates our properties for expansion opportunities. Development of the additional acreage available for expansion allows us to leverage existing communities and amenities. We believe our ability to complete expansions translates to greater value creation and cash flow through operating efficiencies. The Company has approximately 1,800 acres of additional land potentially available for future development. See PART I, Item 2 – Properties, for a list of our additional acreage.

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

The Company may consider issuing securities as a form of payment to acquire communities; however, this has not occurred to date. The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such acquisition is advantageous to the Company. During the year ended December 31, 2020, the Company repurchased 174,000 shares of its common stock at an aggregate cost of $1.8 million, or a weighted average price of $10.50 per share. The last repurchase was made on May 14, 2020. In addition, during 2020 the Company voluntarily redeemed all outstanding shares of its 8.0% Series B Cumulative Redeemable Preferred Stock.

The Company also owns a portfolio of marketable REIT securities, which is 7.6% of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation) at year end. The Company generally limits the portfolio to no more than approximately 15% of its undepreciated assets. These liquid real estate holdings provide diversification, additional liquidity and income, and serve as a proxy for real estate when more favorable risk adjusted returns are not available. The Company, from time to time, may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.

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

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2021 will be approximately $12 million.

Human Capital

The attraction, motivation and retention of our employees are critical factors in furthering the growth and financial success of the Company. We recognize that our ability to achieve the high standards we set for ourselves can best be accomplished by having a diverse team. We are committed to promoting diversity, equity and inclusion and our benefits programs are designed to achieve employee satisfaction and advancement. As of March 5, 2021, the Company had approximately 440 employees, including officers. Approximately half of our management team and 44% of our total employee population are female. Over 35% of our employees are 40 years of age or older and 30% are over 60 years of age. During each year, the Company hires additional part-time and seasonal employees as grounds keepers and lifeguards and to conduct emergency repairs.

Our employees are fairly compensated as compared to employees of our competitors and are routinely recognized for outstanding performance. They are offered regular opportunities to participate in professional development programs which focus on building their skills and capabilities. We conduct regional training sessions and are committed to providing a safe and healthy workplace that is free from violence, intimidation and other unsafe or disruptive practices. We hold an annual employee meeting that includes safety training, as required under the federal Occupational, Safety and Health Act, as well as harassment training. The Company also offers a robust wellness program to its employees that incorporates health benefits, including incentives for enrolling in exercise classes and for gym memberships. This encourages our employees to improve their mental and physical well-being.

Information about our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2020:

Name	Age	Position

Eugene W. Landy	87	Chairman of the Board of Directors and Founder
Samuel A. Landy	60	President and Chief Executive Officer
Anna T. Chew	62	Vice President, Chief Financial and Accounting Officer and Treasurer
Craig Koster	45	General Counsel and Secretary
Brett Taft	31	Vice President and Chief Operating Officer

Environmental, Social and Governance (“ESG”) Considerations

The Company’s mission is to address the fundamental need of providing affordable housing and in doing so, create sustainable and environmentally friendly communities that have a positive societal impact. We recognize our obligation, as well as that of our industry, to reduce our impact on the environment and to conserve natural resources. We continually invest in energy-efficient technology where practicable, including water and energy conservation initiatives, and are committed to incorporating environmental and social considerations into our business practices to create value and enhance the communities where our residents live. We also recognize the importance of good corporate governance in ensuring the Company’s continued success and maintaining the confidence of our shareholders and financing sources. Our policies and practices are endorsed and supported by the Company’s executive management, including its Director of ESG, and are regularly reviewed by the Board of Directors and its Nominating and Corporate Governance Committee.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●	risks and uncertainties related to the COVID-19 pandemic;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;

●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain rental rates and occupancy levels;
●	changes in market rates of interest;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are made in a timely manner in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a real estate investment trust for federal income tax purposes; and,
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-K and the Company’s filings with the Securities and Exchange Commission (“SEC”).

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Available Information

Additional information about the Company can be found on the Company’s website which is located at www.umh.reit. Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the SEC. The Company makes available, free of charge, on or through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Real Estate Industry Risks

General economic conditions and the concentration of our properties in certain states may affect our ability to generate sufficient revenue. The market and economic conditions in our current markets may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. As a result of the geographic concentration of our properties in ten states in the Eastern United States, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

Other factors that may affect general economic conditions or local real estate conditions include:

●	the national and local economic climate, including that of the energy-market dependent Marcellus and Utica Shale regions, may be adversely impacted by, among other factors, potential restrictions on drilling, plant closings, and industry slowdowns;

●	local real estate market conditions such as the oversupply of manufactured homesites or a reduction in demand for manufactured homesites in an area;

●	the number of repossessed homes in a particular market;

●	the lack of an established dealer network;

●	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

●	the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;

●	zoning or other regulatory restrictions;

●	competition from other available manufactured home communities and alternative forms of housing (such as apartment buildings and single-family homes);

●	our ability to provide adequate management, maintenance and insurance;

●	a pandemic or other health crisis, such as the outbreak of COVID-19;

●	increased operating costs, including insurance premiums, real estate taxes and utilities; and

●	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

We may be unable to finance or accurately estimate or anticipate costs and timing associated with expansion activities. We periodically consider expansion of existing communities and development of new communities. Our expansion and development activities are subject to risks such as:

●	we may not be able to obtain financing with favorable terms for community development which may make us unable to proceed with the development;

●	we may be unable to obtain, or may face delays in obtaining, necessary zoning, building and other governmental permits and authorizations, which could result in increased costs and delays, and even require us to abandon development of a community entirely if we are unable to obtain such permits or authorizations;

●	we may abandon development opportunities that we have already begun to explore and as a result we may not recover expenses already incurred in connection with exploring such development opportunities;

●	we may be unable to complete construction and lease-up of a community on schedule resulting in increased debt service expense and construction costs;

●	we may incur construction and development costs for a community which exceed our original estimates due to increased materials, labor or other costs, which could make completion of the community uneconomical and we may not be able to increase rents to compensate for the increase in development costs which may impact our profitability;

●	we may be unable to secure long-term financing on completion of development resulting in increased debt service and lower profitability; and

●	occupancy rates and rents at a newly developed community may fluctuate depending on several factors, including market and economic conditions, which may result in the community not being profitable.

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

Licensing laws and compliance could affect our profitability. We are subject to the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), which requires that we obtain appropriate licenses pursuant to the Nationwide Mortgage Licensing System & Registry in each state where we conduct business. There are extensive federal and state requirements mandated by the SAFE Act and other laws pertaining to financing, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and there can be no assurance that we will obtain or renew our SAFE Act licenses, which could result in fees and penalties and have an adverse impact on our ability to continue with our home financing activities.

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

Environmental liabilities could affect our profitability. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under or in such property, as well as certain other potential costs relating to hazardous or toxic substances. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. A conveyance of the property, therefore, does not relieve the owner or operator from liability. As a current or former owner and operator of real estate, we may be required by law to investigate and clean up hazardous substances released at or from the properties we currently own or operate or have in the past owned or operated. We may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities. We are not aware of any environmental liabilities relating to our investment properties which would have a material adverse effect on our business, assets, or results of operations. However, we cannot assure you that environmental liabilities will not arise in the future and that such liabilities will not have a material adverse effect on our business, assets or results of operations.

Of the 124 manufactured home communities we operated as of December 31, 2020, 47 have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies. Currently, our community-owned manufactured homes are not subject to radon or asbestos monitoring requirements.

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

Some of our properties are subject to potential natural or other disasters. Certain of our manufactured home communities are located in areas that may be subject to natural disasters, including our manufactured home communities in flood plains, in areas that may be adversely affected by tornados and in coastal regions that may be adversely affected by increases in sea levels or in the frequency or severity of hurricanes, tropical storms or other severe weather conditions. The occurrence of natural disasters may delay redevelopment or development projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact the tenant demand for lease space. To the extent insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our financial condition and results of operations could be adversely affected.

Climate change may adversely affect our business. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including significant property damage to or destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulations based on concerns about climate change could result in increased capital expenditures on our properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

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

We may be adversely affected by changes in the London Interbank Offered Rate (“LIBOR”) or the method in which LIBOR is determined. A portion of our debt bears interest at variable rates based on LIBOR for deposits of U.S. dollars. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is likely that, over time, LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York or another alternative benchmark. We are monitoring this activity and evaluating the related risks. Although the full impact of such reforms and actions, together with any transition away from LIBOR, alternative reference rates or other reforms, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and as a result on our financing costs.

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

A change in the U.S. government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition. Fannie Mae and Freddie Mac are major sources of financing for the manufactured housing real estate sector. We depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing manufactured housing community loans. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to our real estate sector or to us in particular. A decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their acquisitions or guarantees of our mortgage loans, may adversely affect interest rates, capital availability and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional communities on favorable terms or at all.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to federal income tax at regular corporate rates and possibly increased state and local taxes. In addition, we might be barred from qualification as a REIT for the four years following the year of disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions to non-corporate shareholders would be subject to a maximum federal income tax rate of 20% (and potentially a Medicare tax of 3.8%), provided applicable requirements of the Code are satisfied. Furthermore, corporate shareholders may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code. Additionally, if we fail to qualify as a REIT, non-corporate stockholders would no longer be able to deduct up to 20% of our dividends (other than capital gain dividends and dividends treated as qualified dividend income), as would otherwise generally be permitted for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

There is a risk of changes in the tax law applicable to REITs. Because the IRS, the U.S. Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Numerous changes to the U.S. federal income tax laws are proposed on a regular basis. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. Furthermore, members of the U.S. Congress and the Biden administration have expressed intent to pass legislation to change or repeal parts of currently enacted tax law, including, in particular, legislation that will increase corporate tax rates from the current flat rate of 21%. If enacted, certain proposed changes could have an adverse impact on our business and financial results. Importantly, legislation has been proposed in several states specifically taxing REITs. If such legislation were to be enacted, our income from such states would be adversely impacted.

The act popularly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as amended by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. On March 27, 2020, the CARES Act, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, was signed into law. The CARES Act made technical corrections, or temporary modifications, to certain of the provisions of the TCJA. The individual and collective impact of the changes made by the TCJA and the CARES Act on REITs and their security holders are uncertain and may not become evident for some period of time. It is also possible that additional legislation could be enacted in the future as a result of the ongoing COVID-19 pandemic which may affect the holders of our securities. Changes made by the TCJA and the CARES Act that could affect us and our shareholders include:

●	temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

●	permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

●	limiting our deduction for net operating losses (“NOL’s”) to 80% of REIT taxable income (prior to the application of the dividends paid deduction) (this was modified by the CARES Act as discussed below);

●	generally limiting the deduction for net business interest expense in excess of a specified percentage (50% for taxable years beginning in 2019 and 2020 and 30% for subsequent taxable years) of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property). The CARES Act increases this interest limitation to 50% for taxable years beginning in 2019 or 2020 (with special rules applicable to interest allocation from entities treated as partnerships for tax purposes) and permits an entity to elect to use its 2019 adjusted taxable income to calculate the applicable limitation for its 2020 taxable year; and

●	eliminating the corporate alternative minimum tax.

The CARES Act significantly modified the treatment of NOLs. Generally, a corporate taxpayer must pay tax on its net capital gain at ordinary corporate rates and may deduct capital losses only to the extent of capital gains, though excess capital losses may be carried forward indefinitely. As discussed above, under the TCJA, corporate NOLs arising in tax years beginning after December 31, 2017, can only offset 80% of taxable income (before the dividends paid deduction). These NOLs can now be carried forward indefinitely instead of the previous 20-year limitation, and carrybacks of these losses are no longer permitted. NOLs arising in tax years beginning before December 31, 2017 retain the same rules, and can be carried back two years and forward 20 years. There is no taxable income limit to usage of such losses. The CARES Act repeals the above 80% limitation for taxable years beginning before January 1, 2021, and allows a five-year carryback for NOLs arising in 2018, 2019 or 2020. This NOL carryback does not apply directly to REITs, however, taxable REIT subsidiaries are eligible to carry back NOLs and may benefit from this provision.

The TCJA and the CARES Act are subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the United States Treasury Department and the IRS, any of which could lessen or increase certain impacts of the TCJA and/or the CARES Act. Some technical corrections, proposed regulations and final regulations have already been promulgated, some of which specifically address REITs. It is unclear how these U.S. federal income tax changes will affect state and local taxation in various states and localities, which often use federal taxable income as a starting point for computing state and local tax liabilities. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.

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

Our taxable REIT subsidiary (“TRS”) is subject to special rules that may result in increased taxes. As a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and our TRS is not comparable to similar arrangements between unrelated parties. The IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties. This would result in unexpected tax liability which would adversely affect our cash flows.

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

General Risk Factors

We face various risks and uncertainties related to public health crises, including the ongoing COVID-19 pandemic. The COVID-19 pandemic and its consequences may have a material adverse effect on us. We face various risks and uncertainties related to public health crises, including the ongoing global COVID-19 pandemic, which has disrupted financial markets and significantly impacted worldwide economic activity and is likely to continue to do so. The future effects of the evolving impact of the COVID-19 pandemic as well as mandatory and voluntary actions taken to mitigate the public health impact of the pandemic may have a material adverse effect on our financial condition. The COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions worldwide. Although the COVID-19 pandemic and related societal and government responses have not, to date, had a material impact on our business or financial results, the extent to which COVID-19 and related actions may, in the future, impact our operations cannot be predicted with any degree of confidence. As a result, we cannot at this time predict the direct or indirect impact on us of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

We may not be able to evict tenants for nonpayment of rent in a timely manner due to federal, state and local eviction moratoriums enacted in response to the COVID-19 pandemic. The Centers for Disease Control and Prevention (CDC) issued an order (the “Moratorium”), which became effective on September 4, 2020, temporarily halting residential evictions of any consumers for failure to pay rent until December 31, 2020. The Moratorium requires renters to file sworn declarations stating they are eligible for the relief, despite their best efforts to procure government assistance, because they earn less than a certain income amount, have suffered a loss of income or employment, have used best efforts to make timely partial payments and that eviction would likely render them homeless. The Moratorium does not relieve any individual of any obligation to pay rent nor does it prevent the “charging or collecting of fees, penalties, or interest as a result of the failure to pay rent or other housing payment on a timely basis.” Further, landlords and property managers still have the ability to evict for health and safety reasons. The Consolidated Appropriations Act, 2021 was signed into law by the President on December 27, 2020, and extended the expiration of the CDC moratorium to March 31, 2021. President Biden has expressed interest in further extending the Moratorium past that date. However, on February 25, 2021, US. District Judge J. Campbell Barker issued an opinion ruling that the Moratorium is unconstitutional. Given the uncertainty regarding the Moratorium and the presence of state and local eviction moratoriums in some other areas where we operate, we cannot be certain as to our ability to evict residents for nonpayment of rent which can increase tenant delinquencies. However, to date, our rent collections have not been materially impacted by eviction moratoriums or the COVID-19 pandemic.

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

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Mr. Eugene W. Landy, the Founder and Chairman of the Board of Directors of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. Effective October 1, 2019, the Company entered into a new lease for its executive offices in Freehold, New Jersey which combines the existing corporate office space with additional adjacent office space. This new lease extends our existing lease through April 30, 2027 and requires monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Eugene Landy may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in the landlord of the property.

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

The market price and trading volume of our common stock may fluctuate significantly. The per-share trading price of our common stock may fluctuate. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the per-share trading price of our common stock declines significantly, investors in our common stock may be unable to resell their shares at or above their purchase price. We cannot provide any assurance that the per-share trading price of our common stock will not fluctuate or decline significantly in the future.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our stock include:

●	actual or anticipated variations in our quarterly operating results or dividends;
●	changes in our funds from operations or earnings estimates;
●	publication of research reports about us or the real estate industry;
●	prevailing interest rates;
●	the market for similar securities;
●	changes in market valuations of similar companies;
●	adverse market reaction to any additional debt we incur in the future;
●	additions or departures of key management personnel;
●	actions by institutional stockholders;
●	speculation in the press or investment community;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	our underlying asset value;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws;
●	future equity issuances;
●	failure to meet earnings estimates;
●	failure to maintain our REIT status;
●	changes in valuation of our REIT securities portfolio;
●	general economic and financial market conditions;
●	war, terrorist acts and epidemic disease, including the ongoing COVID-19 pandemic;
●	our issuance of debt or preferred equity securities;
●	our financial condition, results of operations and prospects; and
●	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and per-share trading price of our common stock.

The market prices and trading volumes of our Series C Preferred Stock and Series D Preferred Stock may fluctuate significantly. Although our Series C Preferred Stock and Series D Preferred Stock are listed and traded on the NYSE, the trading markets for the Series C Preferred Stock and Series D Preferred Stock are limited. Since the Series C Preferred Stock and the Series D Preferred Stock have no maturity dates, investors seeking liquidity may elect to sell their shares of Series C Preferred Stock or Series D Preferred Stock in the secondary market. If an active trading market does not exist, the market price and liquidity of the Series C Preferred Stock or Series D Preferred Stock may be adversely affected by such sales. Even if an active public market exists, we cannot guarantee that the market price for the Series C Preferred Stock or the Series D Preferred Stock will equal or exceed the price that investors in the Series C Preferred Stock or the Series D Preferred Stock paid for their shares.

The future issuance or sale of additional shares of Common Stock or Preferred Stock could adversely affect the trading prices of our outstanding Common Stock and Preferred Stock. Future issuances or sales of substantial numbers of shares of our Common Stock or Preferred Stock in the public market, or the perception that such issuances or sales might occur, could adversely affect the per-share trading prices of our Common Stock, Series C Preferred Stock or Series D Preferred Stock. The per-share trading price of our Common Stock, Series C Preferred Stock or Series D Preferred Stock may decline significantly upon the sale or registration of additional shares of our Common Stock, Series C Preferred Stock or Series D Preferred Stock.

Future issuances of our debt securities, which would be senior to our Series C Preferred Stock and Series D Preferred Stock upon liquidation, or preferred equity securities which may be senior to our Series C Preferred Stock and Series D Preferred Stock for purposes of dividend distributions or upon liquidation, may adversely affect the per-share trading prices of our Series C Preferred Stock or Series D Preferred Stock. In the future, we may attempt to increase our capital resources by issuing additional debt securities and/or additional classes or series of preferred stock. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will be entitled to receive our available assets prior to any distribution to holders of our Series C Preferred Stock or Series D Preferred Stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Series C Preferred Stock or Series D Preferred Stock. Any shares of preferred stock that we issue in the future could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to holders of our Series C Preferred Stock or Series D Preferred Stock. Any such future issuances may adversely affect the trading price of our Series C Preferred Stock or Series D Preferred Stock.

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

Our earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, we invest in and own securities of other REITs, which we generally limit to no more than approximately 15% of our undepreciated assets. To the extent that the value of those investments decline or those investments do not provide a return, our earnings and cash flow could be adversely affected.

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

●	Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board.” By preventing common stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our Board of Directors in control for a longer period of time than stockholders may desire.

●	Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assure our ability to remain a qualified REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.

●	The request of stockholders entitled to cast at least a majority of all votes entitled to be cast at such meeting is necessary for stockholders to call a special meeting. We also require advance notice by common stockholders for the nomination of directors or proposals of business to be considered at a meeting of stockholders.

●	Our Board of Directors may authorize and cause us to issue securities without shareholder approval. Under our charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine.

●	“Business combination” provisions that provide that, unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question. In our charter, we have expressly elected that the Maryland Business Combination Act not govern or apply to any transaction with our affiliated company, Monmouth Real Estate Investment Corporation (“MREIC”), a Maryland corporation.

●	The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition.

We cannot assure you that we will be able to pay distributions regularly. Our ability to pay distributions in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries and is subject to limitations under our financing arrangements and Maryland law. Under the Maryland General Corporation Law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts became due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the charter permits otherwise, the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Accordingly, we cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future.

Dividends on our capital stock do not qualify for the reduced tax rates available for some dividends. Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect our taxation or the dividends payable by us, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive an investment in us to be relatively less attractive than an investment in the stock of a non-REIT corporation that pays dividends, which could materially and adversely affect the value of the shares of, and per share trading price of, our capital stock. It should be noted that the TCJA provides for a deduction from income for individuals, trusts and estates up to 20% of certain REIT dividends, which reduces the effective tax rate on such dividends below the effective tax rate on interest, though the deduction is generally not as favorable as the preferential rate on qualified dividends. The deduction for certain REIT dividends, unlike the favorable rate for qualified dividends, expires after 2025.

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

We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations. We rely extensively on information technology to process transactions and manage our business. In the ordinary course of our business, we collect and store sensitive data, including our business information and that of our tenants, clients, vendors and employees on our network. This data is hosted on internal, as well as external, computer systems. Our external systems are hosted by third-party service providers that may have access to such information in connection with providing necessary information technology and security and other business services to us. This information may include personally identifiable information such as social security numbers, banking information and credit card information. We employ a number of measures to prevent, detect and mitigate potential breaches or disclosure of this confidential information. We have established a Cybersecurity Subcommittee of our Audit Committee to review and provide high level guidance on cybersecurity related issues of importance to the Company. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches. While we continue to improve our cybersecurity and take measures to protect our business, we and our third-party service providers may be vulnerable to attacks by hackers (including through malware, ransomware, computer viruses, and email phishing schemes) or breached due to employee error, malfeasance, fire, flood or other physical event, or other disruptions. Any such breach or disruption could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. Such an incident could result in potential liability or a loss of confidence and legal claims or proceedings; damage our reputation, competitiveness, stock price and long-term value; increase remediation, cybersecurity protection and insurance premium costs; disrupt and affect our business operations; or have material adverse effects on our business.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities. As of December 31, 2020, the Company owned 124 manufactured home communities containing approximately 23,400 developed sites, located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. Subsequent to December 31, 2020, the Company purchased a community in Alabama and a community in South Carolina, containing a total of 337 homesites. The rents collectible from the land in our communities ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. There is a long-term trend toward larger manufactured homes. Manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2020.

	Number of	Occupancy	Occupancy			Weighted Average
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/20	at 12/31/19	Developed	Acreage	Site at 12/31/20

Allentown	434	97%	92%	74	31	$487
4912 Raleigh-Millington Road
Memphis, TN 38128

Arbor Estates	230	94%	91%	31	-0-	$749
1081 North Easton Road
Doylestown, PA 18902

Auburn Estates	42	93%	93%	13	-0-	$441
919 Hostetler Road
Orrville, OH 44667

Birchwood Farms	143	95%	93%	28	-0-	$480
8057 Birchwood Drive
Birch Run, MI 48415

Boardwalk	195	97%	99%	45	-0-	$399
2105 Osolo Road
Elkhart, IN 46514

Broadmore Estates	390	90%	88%	93	19	$483
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	80%	81%	37	2	$474
107 Skyline Drive
Berwick, PA 18603

Brookview Village	157	92%	88%	71	39	$567
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Camelot Village	95	92%	84%	32	50	$341
2700 West 38th Street
Anderson, IN 46013

Camelot Woods	147	54%	NA	27	-0-	$310
500 Earnhardt Dr.
Altoona, PA 16601

Candlewick Court	211	72%	64%	40	-0-	$498
1800 Candlewick Drive
Owosso, MI 48867

Carsons	131	84%	78%	14	4	$430
649 North Franklin St. Lot 116
Chambersburg, PA 17201

Catalina	462	66%	55%	75	26	$450
6501 Germantown Road
Middletown, OH 45042

Cedarcrest Village	283	96%	95%	71	30	$658
1976 North East Avenue
Vineland, NJ 08360--

	Number of	Occupancy	Occupancy			Weighted Average
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/20	at 12/31/19	Developed	Acreage	Site at 12/31/20

Chambersburg I & II	99	78%	80%	11	-0-	$400
5368 Philadelphia Ave Lot 34
Chambersburg, PA 17201

Chelsea	84	96%	95%	12	-0-	$443
459 Chelsea Lane
Sayre, PA 18840

Cinnamon Woods	62	98%	95%	10	67	$531
70 Curry Avenue
Conowingo, MD 21918

City View	57	95%	93%	20	2	$353
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	100%	99%	23	1	$443
60 N State Route 101
Tiffin, OH 44883

Collingwood	102	90%	85%	20	-0-	$472
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	160	88%	83%	31	1	$348
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	162	80%	83%	46	18	$374
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	142	95%	95%	27	-0-	$371
6605 State Route 5
Ravenna, OH 44266

Countryside Village/ Duck River Estates	359	89%	96%	69	108	$408
200 Early Road
Columbia, TN 38401

Cranberry Village	187	98%	96%	36	-0-	$605
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	98	95%	93%	19	-0-	$409
Wolcott Hollow Rd & Route 220
Athens, PA 18810

Cross Keys Village	132	89%	85%	21	2	$486
259 Brown Swiss Circle
Duncansville, PA 16635

Crossroads Village	34	79%	76%	9	-0-	$404
549 Chicory Lane
Mount Pleasant, PA 15666

	Number of	Occupancy	Occupancy			Weighted Average
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/20	at 12/31/19	Developed	Acreage	Site at 12/31/20

Dallas Mobile Home Community	145	86%	79%	21	-0-	$277
1104 N 4th Street
Toronto, OH 43964

Deer Meadows	98	95%	87%	22	8	$346
1291 Springfield Road
New Springfield, OH 44443

D & R Village	235	94%	91%	44	-0-	$632
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	55	98%	100%	10	3	$368
425 Medina Street
Lodi, OH 44254

Evergreen Manor	68	90%	85%	7	-0-	$346
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	92%	98%	10	4	$392
9249 State Route 44
Mantua, OH 44255

Fairview Manor	317	95%	94%	66	132	$670
2110 Mays Landing Road
Millville, NJ 08332

Fifty-One Estates	171	86%	78%	42	3	$449
Hayden Boulevard
Elizabeth, PA 15037

Forest Creek	167	95%	96%	37	-0-	$510
855 E. Mishawaka Road
Elkhart, IN 46517

Forest Park Village	247	95%	96%	79	-0-	$547
102 Holly Drive
Cranberry Township, PA 16066

Fox Chapel Village	121	92%	74%	23	2	$384
7 Greene Drive
Cheswick, PA 15024

Frieden Manor	193	92%	88%	42	22	$510
102 Frieden Manor
Schuylkill Haven, PA 17972

Friendly Village	824	49%	46%	101	-0-	$401
27696 Oregon Road
Perrysburg, OH 43551

Green Acres	25	96%	100%	6	-0-	$424
4496 Sycamore Grove Road
Chambersburg, PA 17201

	Number of	Occupancy	Occupancy			Weighted Average
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/20	at 12/31/19	Developed	Acreage	Site at 12/31/20

Gregory Courts	39	90%	82%	9	-0-	$687
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	98%	99%	19	-0-	$423
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	408	74%	73%	79	-0-	$479
109 Main Street
Inkerman, PA 18640

High View Acres	154	83%	83%	43	-0-	$402
399 Blue Jay Lane
Apollo, PA 15613

Highland	246	88%	88%	42	-0-	$418
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	318	97%	97%	98	65	$621
60 Old Route 22
Kutztown, PA 19530

Hillcrest Crossing	198	75%	62%	60	16	$338
100 Lorraine Drive
Lower Burrell, PA 15068

Hillcrest Estates	220	96%	90%	46	45	$456
14200 Industrial Parkway
Marysville, OH 43040

Hillside Estates	88	95%	82%	29	20	$379
Snyder Avenue
Greensburg, PA 15601

Holiday Village	282	90%	97%	36	29	$486
201 Grizzard Avenue
Nashville, TN 37207

Holiday Village	326	85%	75%	53	2	$497
1350 Co Road 3
Elkhart, IN 46514

Holly Acres Estates	153	93%	91%	30	9	$404
7240 Holly Dale Drive
Erie, PA 16509

Hudson Estates	159	91%	93%	19	-0-	$329
100 Keenan Road
Peninsula, OH 44264

Huntingdon Pointe	75	91%	99%	45	4	$315
240 Tee Drive
Tarrs, PA 15688

	Number of	Occupancy	Occupancy			Weighted Average
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/20	at 12/31/19	Developed	Acreage	Site at 12/31/20

Independence Park	92	91%	96%	36	15	$405
355 Route 30
Clinton, PA 15026

Kinnebrook	250	98%	94%	66	8	$635
351 State Route 17B
Monticello, NY 12701

Lake Erie Estates	162	70%	N/A	21	-0-	$406
3742 East Main Street, Apt 1
Fredonia, NY 14757

Lake Sherman Village	243	94%	91%	58	39	$485
7227 Beth Avenue, SW
Navarre, OH 44662

Lakeview Meadows	79	99%	93%	21	32	$382
11900 Duff Road, Lot 58
Lakeview, OH 43331

Laurel Woods	209	76%	78%	43	-0-	$437
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	62	92%	92%	13	-0-	$372
11563 Back Massillon Road
Orrville, OH 44667

Maple Manor	316	82%	78%	71	-0-	$412
18 Williams Street
Taylor, PA 18517

Marysville Estates	306	65%	57%	58	-0-	$421
548 North Main Street
Marysville, OH 43040

Meadowood	122	93%	92%	20	-0-	$435
9555 Struthers Road
New Middletown, OH 44442

Meadows	335	77%	68%	61	-0-	$428
11 Meadows
Nappanee, IN 46550

Meadows of Perrysburg	191	93%	88%	39	16	$421
27484 Oregon Road
Perrysburg, OH 43551

Melrose Village	293	91%	90%	71	-0-	$383
4400 Melrose Drive, Lot 301
Wooster, OH 44691

Melrose West	29	100%	100%	27	3	$408
4455 Cleveland Road
Wooster, OH 44691

	Number of	Occupancy	Occupancy			Weighted Average
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/20	at 12/31/19	Developed	Acreage	Site at 12/31/20

Memphis Blues (1)	90	69%	43%	16	78	$448
1401 Memphis Blues Avenue
Memphis, TN 38127

Monroe Valley	44	98%	91%	11	-0-	$546
15 Old State Road
Jonestown, PA 17038

Moosic Heights	151	93%	93%	35	-0-	$427
118 1st Street
Avoca, PA 18641

Mount Pleasant Village	115	97%	95%	19	-0-	$349
549 Chicory Lane
Mount Pleasant, PA 15666

Mountaintop	39	92%	90%	11	2	$632
Mountain Top Lane
Narvon, PA 17555

Mountain View (2)	-0-	N/A	N/A	-0-	220	$-0-
Van Dyke Street
Coxsackie, NY 12501

New Colony	113	68%	68%	16	-0-	$441
3101 Homestead Duquesne Road
West Mifflin, PA 15122

Northtowne Meadows	386	87%	85%	85	-0-	$415
6255 Telegraph Road
Erie, MI 48133

Oak Ridge Estates	205	96%	93%	40	-0-	$504
1201 Country Road 15 (Apt B)
Elkhart, IN 46514

Oakwood Lake Village	79	67%	63%	40	-0-	$486
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	125	97%	95%	15	-0-	$441
26875 Bagley Road
Olmsted Township, OH 44138

Oxford Village	224	98%	98%	59	2	$725
2 Dolinger Drive
West Grove, PA 19390

Parke Place	364	97%	96%	79	30	$405
2331 Osolo Road
Elkhart, IN 46514

Perrysburg Estates	133	88%	65%	33	-0-	$361
23720 Lime City Road
Perrysburg, OH 43551

	Number of	Occupancy	Occupancy			Weighted Average
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/20	at 12/31/19	Developed	Acreage	Site at 12/31/20

Pikewood Manor	489	84%	67%	86	31	$457
1780 Lorain Boulevard
Elyria, OH 44035

Pine Ridge Village/Pine Manor	194	88%	87%	50	30	$565/$583
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	212	77%	68%	38	-0-	$392
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	81%	76%	21	9	$416
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	476	63%	60%	101	-0-	$491
485 Patterson Lane
Belle Vernon, PA 15012

Redbud Estates	580	94%	94%	128	21	$301
1800 West 38th Street
Anderson, IN 46013

River Valley Estates	231	85%	76%	60	-0-	$412
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	90	90%	92%	31	1	$421
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	66	89%	79%	17	66	$478
1198 Rostraver Road
Belle Vernon, PA 15012

Sandy Valley Estates	364	74%	71%	102	10	$440
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	212	91%	96%	25	-0-	$491
1508 Dickerson Pike #L1
Nashville, TN 37207

Somerset Estates/Whispering Pines	249	82%	79%	74	24	$407/$486
1873 Husband Road
Somerset, PA 15501

Southern Terrace	118	100%	100%	26	4	$372
1229 State Route 164
Columbiana, OH 44408

Southwind Village	250	99%	97%	36	-0-	$603
435 E. Veterans Highway
Jackson, NJ 08527

	Number of	Occupancy	Occupancy			Weighted Average
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/20	at 12/31/19	Developed	Acreage	Site at 12/31/20

Spreading Oaks Village	148	92%	89%	37	24	$431
7140-29 Selby Road
Athens, OH 45701

Springfield Meadows	123	97%	96%	43	77	$381
4100 Troy Road
Springfield, OH 45502

Suburban Estates	200	95%	90%	36	-0-	$417
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	98%	95%	25	1	$378
3305 Summit Road
Ravenna, OH 44266

Summit Village	96	85%	85%	25	33	$256
246 North 500 East
Marion, IN 46952

Sunny Acres	207	94%	92%	56	2	$420
272 Nicole Lane
Somerset, PA 15501

Sunnyside	63	86%	83%	8	-0-	$713
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	129	92%	96%	32	-0-	$506
122 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	96%	99%	21	-0-	$539
27216 Cook Road Lot 1-A
Olmsted Township, OH 44138

Twin Pines	238	84%	86%	48	2	$470
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	75	95%	80%	13	16	$388
229 Fieldstone Lane
Ruffs Dale, PA 15679

Valley Hills	268	98%	89%	66	67	$373
4364 Sandy Lake Road
Ravenna, OH 44266

Valley Stream	143	77%	71%	37	6	$361
60 Valley Stream
Mountaintop, PA 18707

Valley View I	104	98%	97%	19	-0-	$547
1 Sunflower Drive
Ephrata, PA 17522

	Number of	Occupancy	Occupancy			Weighted Average
	Developed	Percentage	Percentage	Acreage	Additional	Monthly Rent Per
Name of Community	Sites	at 12/31/20	at 12/31/19	Developed	Acreage	Site at 12/31/20

Valley View II	43	100%	100%	7	-0-	$570
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Honey Brook	147	90%	84%	28	13	$674
1 Mark Lane
Honey Brook, PA 19344

Voyager Estates	259	65%	61%	72	20	$371
1002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	196	82%	82%	35	-0-	$605
3450 Howard Road Lot 21
Hamburg, NY 14075

Wayside	82	93%	83%	16	5	$332
1000 Garfield Avenue
Bellefontaine, OH 43331

Weatherly Estates	270	96%	99%	41	-0-	$436
271 Weatherly Drive
Lebanon, TN 37087

Wellington Estates	206	72%	60%	46	1	$317
58 Tanner Street
Export, PA 15632

Woodland Manor	148	71%	68%	77	-0-	$396
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	156	91%	91%	14	-0-	$686
265 Route 35
Eatontown, NJ 07724

Woods Edge	599	58%	58%	151	50	$412
1670 East 650 North
West Lafayette, IN 47906

Wood Valley	160	68%	62%	31	56	$362
2 West Street
Caledonia, OH 43314

Worthington Arms	223	92%	91%	36	-0-	$610
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	89	66%	61%	14	59	$384
999 Balmer Road
Youngstown, NY 14174

Total	23,433	85.0%	82.0%	5,016	1,837	$461

(1)	Community was closed due to an unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community. The total redevelopment will be 134 sites. Phase I, consisting of 39 sites, was 100% occupied as of December 31, 2018. Phase II, consisting of 51 sites, was recently completed in 2020 and in the process of being occupied. Phase III, consisting of 44 sites, is in the process of being developed.
(2)	We are currently seeking site plan approvals for approximately 220 sites for this property.

The Company also has 1,800 undeveloped acres that may be developed into approximately 7,300 sites. We have 3,500 sites in various stages of the approval process that may be developed over the next 5 years. Due to the difficulties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company operated manufactured home properties with an approximate cost of $1.1 billion as of December 31, 2020. These properties consist of 124 separate manufactured home communities and related improvements. No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Friendly Village with 824 developed sites, Woods Edge with 599 developed sites, Redbud Estates with 580 developed sites, Pikewood Manor with 489 developed sites, and Port Royal Village with 476 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from the years 2021 to 2030, with a weighted average term of 6.0 years. Interest on these mortgages are at fixed rates ranging from 2.62% to 6.5%. The weighted average interest rate on our mortgages, not including the effect of unamortized debt issuance costs, was approximately 3.8% and 4.1% at December 31, 2020 and 2019, respectively. The aggregate balances of these mortgages, net of unamortized debt issuance costs, totaled $469.3 million and $373.7 million at December 31, 2020 and 2019, respectively. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 5 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

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

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock and its Series C Preferred Stock and Series D Preferred Stock are traded on the New York Stock Exchange (“NYSE”), under the symbols “UMH”, “UMHPRC” and “UMHPRD”, respectively.

Shareholder Information

As of February 28, 2021, there were 1,059 registered shareholders of the Company’s common stock based on the number of record owners.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 15, 2020, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorized us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases were based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During 2020, the Company repurchased approximately 174,000 shares of common stock at an aggregate cost of $1.8 million, or a weighted average price of $10.50 per share. The last repurchase was made on May 14, 2020.

During March 2020, the Company repurchased 531 shares of our Series B Preferred Stock for approximately $12,000.

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five years to the FTSE NAREIT All REITs Index published by the National Association of Real Estate Investment Trusts (“NAREIT”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on December 31, 2015 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

250
200
150
100
50
0
Dollars
2015
2016
2017
2018
2019
2020
YEAR ENDED DECEMBER 31,
100
159
165
138
194
192
109
136
130
171
203
112
118
113
146
138
UMH PROPERTIES, INC.
FTSE NAREIT ALL REIT
S & P 500

Item 6 – Selected Financial Data

The following table sets forth selected financial and other information for the Company as of and for each of the years in the five year period ended December 31, 2020. The historical financial data has been derived from our historical financial statements. This following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto included elsewhere herein (in thousands except per share amounts).

	2020	2019	2018 (1)	2017 (1)	2016 (1)
Operating Data:

Rental and Related Income	$143,344	$128,611	$113,833	$101,801	$90,680
Sales of Manufactured Homes	20,265	17,980	15,754	10,847	8,534
Total Income	163,609	146,591	129,587	112,648	99,214
Community Operating Expenses	63,175	61,708	52,949	47,847	42,638
Total Expenses	135,296	126,582	111,010	96,617	83,256
Interest Income	2,917	2,619	2,255	2,007	1,585
Dividend Income	5,729	7,535	10,367	8,135	6,636
Gain on Sales of Marketable Securities, net	-0-	-0-	20	1,748	2,285
Increase (Decrease) in Fair Value of Marketable Securities (3)	(14,119)	14,915	(51,675)	-0-	-0-
Interest Expense	18,287	17,805	16,039	15,877	15,432
Net Income (Loss)	5,055	27,750	(36,216)	12,668	11,535
Net Income (Loss) Attributable to Common Shareholders	(29,759)	2,566	(56,532)	(7,679)	(2,569)
Net Income (Loss) Attributable to Common Shareholders Per Share
Basic	(0.72)	0.07	(1.53)	(0.24)	(0.10)
Diluted	(0.72)	0.06	(1.53)	(0.24)	(0.10)

Cash Flow Data:

Net Cash Provided (Used) by:
Operating Activities	$69,037	$38,516	$40,175	$40,858	$29,203
Investing Activities	(103,770)	(122,350)	(137,603)	(152,921)	(77,567)
Financing Activities	44,330	90,053	82,314	130,604	45,895

Balance Sheet Data:

Total Investment Property	$1,108,483	$1,015,281	$881,456	$764,439	$640,217
Total Assets	1,087,214	1,025,453	880,902	823,881	680,445
Mortgages Payable, net of unamortized debt issuance costs	469,279	373,658	331,093	304,895	293,026
Loans Payable, net of unamortized debt issuance costs	87,009	83,686	107,985	84,704	58,285
Series A 8.25% Cumulative Redeemable Preferred Stock	-0-	-0-	-0-	-0-	91,595
Series B 8.0% Cumulative Redeemable Preferred Stock	-0-	95,030	95,030	95,030	95,030
Series C 6.75% Cumulative Redeemable Preferred Stock	247,100	243,750	143,750	143,750	-0-
Series D 6.375% Cumulative Redeemable Preferred Stock	160,854	66,268	50,000	-0-	-0-
Total Shareholders’ Equity	501,808	546,339	424,698	421,215	317,032

Other Information:

Average Number of Shares Outstanding
Basic	41,395	39,909	36,871	32,676	27,809
Diluted	41,395	40,203	36,871	32,676	27,809
Community NOI (2)	$80,169	$66,903	$60,884	$53,954	$48,042
Funds from Operations (2)	$26,283	$24,573	$26,965	$23,462	$20,732
Normalized Funds from Operations (2)	$29,154	$25,207	$27,470	$21,714	$18,446
Cash Dividends Per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72

(1)	Financial information has been revised to reflect certain reclassifications in prior periods to conform to the current period presentation.
(2)	Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Supplemental Measures, contained in this Form 10-K for information regarding the presentation of community NOI, and for the presentation and reconciliation of funds from operations and normalized funds from operations to net income (loss) attributable to common shareholders.
(3)	Represents change in unrealized gain (loss) in marketable securities which is included in the Consolidated Statements of Income (Loss) in accordance with ASU 2016-01 adopted January 1, 2018.

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

We have complied with government “stay-at-home” orders and “social distancing” practices. We have implemented remote working arrangements for our non-essential employees. Our IT system and website allow for virtual tours of our homes for sale or rent, online execution of applications and lease agreements, online payment of rent and other tenant actions. With the lifting of shelter-in-place mandates, we are experiencing high demand for our rental homes and our homes for sale, while also experiencing fewer move-outs. We continue to maintain our communities and deliver essential services to our residents while following social distancing protocols.

We had suspended the mailing of rent increase notifications in March and April of 2020, which delayed the related rent increases, which would have been effective May 1, 2020 and June 1, 2020. This affected May 2020’s rental income by approximately $24,000 and June 2020’s rental income by an additional $20,000. We subsequently resumed our regular rent increase schedule. We had offered deferred payment plans, as needed, to our residents who have experienced financial hardship related to COVID-19. Approximately 100 residents (less than 1%) have executed these payment plans in 2020. Although the unemployment benefits and the economic stimulus payments under the Coronavirus Aid, Relief, and Economic Security (CARES) Act are no longer in effect, many of our residents should benefit from the availability of the $25 billion in federal aid to state and local governments for rental assistance programs, pursuant to the 2021 Consolidated Appropriation Act that was enacted subsequent to year-end. Collections are consistent with pre-pandemic levels and we have collected 98% of December 2020 site and home rent as of today’s date.

The impact of the COVID-19 pandemic remains uncertain and dependent on future developments (including the ongoing roll-out of vaccines and their efficacy). We will continue to monitor these rapidly evolving developments and respond in the best interests of our employees, residents and shareholders. At this time, we believe that the COVID-19 pandemic and its consequences will not have a material adverse effect on our operations.

2020 Accomplishments

During 2020, UMH made substantial progress on multiple fronts – generating solid operating results, achieving strong growth and improving our financial position. We have:

●	Increased Rental and Related Income by 11%;
●	Increased Community Net Operating Income (“NOI”) by 20%;
●	Increased Normalized Funds from Operations (“Normalized FFO”) by 16% and Normalized FFO per share by 11%;
●	Improved our Operating Expense ratio by 390 basis points to 44.1%;
●	Increased Same Property NOI by 15%;
●	Increased Same Property Occupancy by 718 sites from 83.6% to 86.8% or 320 basis points;
●	Increased our rental home portfolio by 858 homes to approximately 8,300 total rental homes, representing an increase of 12%;

●	Increased rental home occupancy by 230 basis points from 92.3% to 94.6%;
●	Increased Sales of Manufactured Homes by 13%;
●	Acquired two communities containing approximately 310 homesites for a total cost of approximately $7.8 million;
●	Completed the financing of 28 unencumbered communities with Fannie Mae for proceeds of approximately $106 million, with a maturity of 10 years and a 30-year amortization at a fixed rate of 2.62%;
●	Issued and sold approximately 135,000 shares of Common Stock through an At-the-Market Sale Program for our Common Stock at a weighted average price of $14.60 per share, generating gross proceeds of $2.0 million and net proceeds of $1.7 million, after offering expenses;
●	Issued and sold, through At-the-Market Sale Programs for our Preferred Stock, 134,000 shares of Series C Preferred Stock at a weighted average price of $24.96 per share and 3.8 million shares of Series D Preferred Stock at a weighted average price of $24.98 per share, generating total gross proceeds of $97.8 million and total net proceeds of $96.1 million, after offering expenses;
●	Redeemed all 3.8 million issued and outstanding shares of our 8.0% Series B Cumulative Redeemable Preferred Stock for $96.1 million with proceeds from our 2.62% Fannie Mae financing, resulting in a savings of over $5 million annually;
●	Reduced the weighted average interest rate on our mortgages payable from 4.1% to 3.8% year-over-year;
●	Subsequent to year end, issued and sold 768,000 additional shares of Series D Preferred Stock at a weighted average price of $24.80 per share through our At-the -Market Sale Program for our Preferred Stock, generating gross proceeds of $19.1 million and net proceeds of $18.8 million, after offering expenses;
●	Subsequent to year end, acquired two communities containing approximately 340 homesites for a total cost of approximately $8.0 million; and
●	Subsequent to year end, raised our dividend by 5.5% to an annualized rate of $0.76 per share.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition, Results of Operations, and Non-GAAP Measures, contained in this Form 10-K for information regarding the presentation of community NOI, and for the presentation and reconciliation of funds from operations and normalized funds from operations to net income (loss) attributable to common shareholders.

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

As of December 31, 2020, we owned and operated 124 manufactured home communities containing approximately 23,400 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions. During the year ended December 31, 2020, we purchased two manufactured home communities, for an aggregate purchase price of $7.8 million. These acquisitions added approximately 310 developed homesites to our portfolio, bringing our total to 124 communities containing approximately 23,400 developed homesites as of December 31, 2020. Subsequent to December 31, 2020, we purchased a community in Alabama and a community in South Carolina. The two communities acquired during 2021 contain a total of 337 homesites and were purchased for a total price of $8.0 million.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales and revenue under cable service agreements as well as from appreciation in the values of the manufactured home communities and vacant land owned by the Company. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. The Company also invests in securities of other REITs which the Company generally limits to no more than approximately 15% of its undepreciated assets.

Occupancy in our properties, as well as our ability to increase rental rates, directly affects revenues. In 2020, total income increased 12% from the prior year and Community NOI (as defined below) increased 20% from the prior year, primarily due to the acquisition and rental programs in 2019 and 2020. Overall occupancy was 85.0% and 82.0% at December 31, 2020 and 2019, respectively. Overall occupancy includes communities acquired in 2020 with an average occupancy of 64%. Same property occupancy, which includes communities owned and operated as of January 1, 2019, increased from 83.6% at December 31, 2019 to 86.8% at December 31, 2020.

Despite the COVID-19 pandemic, sales of manufactured homes performed well during 2020, increasing by 13% year-over-year. Demand for quality affordable housing remains healthy. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. The inability to satisfy down payment requirements, more stringent credit terms, and steadily increasing home prices continue to create hurdles for would-be homebuyers. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see increased demand for rental homes. During 2020, our portfolio of rental homes increased by 858 homes. Occupied rental homes represent approximately 39.2% of total occupied sites. Occupancy in rental homes continues to be strong and is at 94.6% as of December 31, 2020. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

The Company holds a portfolio of marketable securities of other REITs with a fair value of $103.2 million at December 31, 2020, representing 7.6% of our undepreciated assets (total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional diversification, liquidity and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2020, the Company’s portfolio consisted of 3% REIT preferred stocks and 97% REIT common stocks.

The Company invests in these REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. As of December 31, 2020, the Company had borrowings of $17.6 million under its margin line at 0.75% interest. The Company’s weighted average yield on the securities portfolio was approximately 4.7% at December 31, 2020. At December 31, 2020, the Company had unrealized losses of $39.4 million in its REIT securities portfolio. It is our intent to hold these securities for investment on a long-term basis.

The Company continues to strengthen its balance sheet. During 2020, the Company raised approximately $9.2 million in new capital through the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). During the year ended December 31, 2020, through an At-the-Market Sale Program (“ATM Program”) for our Series C Preferred Stock and Series D Preferred Stock that we commenced in 2019 (the “2019 Preferred ATM Program”) and a subsequent ATM Program for our Series C Preferred Stock and Series D Preferred Stock that we commenced in July 2020 (the “New Preferred ATM Program”), the Company issued and sold a total of 134,000 shares of our Series C Preferred Stock and 3.8 million shares of our Series D Preferred Stock, generating gross proceeds of $97.8 million and net proceeds of $96.1 million, after offering expenses, during the year ended December 31, 2020. Subsequent to year end, the Company issued and sold an additional 768,000 shares of its Series D Preferred Stock at a weighted average price of $24.80 per share under the New Preferred ATM Program, generating gross proceeds of $19.1 million and net proceeds of $18.8 million, after offering expenses.

During the year ended December 31, 2020, the Company also issued and sold 135,000 shares of Common Stock at a weighted average price of $14.60 per share through an ATM Program for our Common Stock (the “Common ATM Program”) that we commenced in June 2020, generating gross proceeds of $2.0 million and net proceeds of $1.7 million, after offering expenses.

On October 20, 2020, the Company redeemed all 3.8 million issued and outstanding shares of its Series B Preferred Stock at a redemption price equal to the $25.00 per share liquidation preference plus accrued and unpaid dividends to, but not including, the October 20, 2020 redemption date in an amount of $0.2722 per share, for a total payment of $25.2722 per share, or $96.1 million in the aggregate. The redemption was funded in part with proceeds from a $106 million property financing with Fannie Mae completed in August 2020 and described below.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

During August 2020, the Company completed a financing of 28 of its previously unencumbered communities, containing approximately 4,100 sites, through Wells Fargo Bank, N. A. for total proceeds of approximately $106 million. This secured Federal National Mortgage Association (“Fannie Mae”) credit facility has a 10-year maturity with a 30-year amortization schedule, with interest at a fixed rate of 2.62%.

At December 31, 2020, the Company had approximately $15.3 million in cash and cash equivalents and $30 million available on our credit facility, with an additional $50 million potentially available pursuant to an accordion feature. We also had $29.4 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory and $15 million available on our line of credit secured by rental homes and rental homes leases. In addition, we held approximately $103.2 million in marketable REIT securities encumbered by $17.6 million in margin loans. In general, the Company may borrow up to 50% of the value of the marketable securities.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then making physical improvements, including adding rental homes onto otherwise vacant sites. In 2019 and 2020, we added a total of six manufactured home communities to our portfolio, encompassing approximately 1,800 developed sites. These manufactured home communities were acquired with an average occupancy rate of 63%. We acquired two additional communities subsequent to December 31, 2020. The Company will utilize the rental home program to seek to increase occupancy rates and improve operating results at these communities. There is no guarantee that any additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company’s lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions in 2020 and 2019

Community	Date of Acquisition	State	Number of Sites	Purchase Price (in thousands)	Number of Acres	Occupancy at Acquisition

Acquisitions in 2020

Camelot Woods	July 24, 2020	PA	147	$3,340	27	56%
Lake Erie Estates	September 21, 2020	NY	163	4,500	21	71%

Total 2020			310	$7,840	48	64%

Acquisitions in 2019

Friendly Village	July 3, 2019	OH	824	$19,386	101	46%
New Colony and Fifty One Estates	July 30, 2019	PA	285	11,650	61	76%
Northtowne Meadows	July 3, 2019	OH	386	25,201	85	88%

Total 2019			1,495	$56,237	247	62%

Results of Operations

2020 vs. 2019

Rental and related income increased from $128.6 million for the year ended December 31, 2019 to $143.3 million for the year ended December 31, 2020, or 11%. This increase was due to the acquisitions during 2019 and 2020, as well as an increase in rental rates, same property occupancy and additional rental homes. During 2020, the Company raised rental rates by 3% to 4% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy was 85.0% and 82.0% at December 31, 2020 and 2019, respectively. Overall occupancy includes communities acquired in 2020 and 2019, which had an average occupancy of 64% and 62%, respectively, at the time of acquisition. Same property occupancy has increased from 83.6% at December 31, 2019 to 86.8% at December 31, 2020. The same property occupancy rate is exclusive of the sites at Memphis Blues, which is under redevelopment due to a flood in 2011. Demand for rental homes continues to be strong. As of December 31, 2020, we had approximately 8,300 rental homes with an occupancy of 94.6%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates. Vacant sites allow for future revenue growth.

Community operating expenses remained relatively stable increasing from $61.7 million for the year ended December 31, 2019 to $63.2 million for the year ended December 31, 2020, or 2%.

Community NOI increased from $66.9 million for the year ended December 31, 2019 to $80.2 million for the year ended December 31, 2020, or 20%. This increase was primarily due to the acquisitions during 2019 and 2020 and an increase in rental rates, occupancy and rental homes. The operating expense ratio (defined as community operating expenses divided by rental and related income) was 47.5% and 44.1%, excluding non-recurring operating expenses, for the year ended December 31, 2019 and 2020, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased from $18.0 million for the year ended December 31, 2019 to $20.3 million for the year ended December 31, 2020, or 13%. The total number of homes sold was 323 homes in 2020 as compared to 299 homes in 2019. There were 140 new homes sold in 2020 as compared to 135 in 2019. The Company’s average sales price was approximately $63,000 and $60,000 for the years ended December 31, 2020 and 2019, respectively. Cost of sales of manufactured homes increased from $12.9 million for the year ended December 31, 2019 to $14.4 million for the year ended December 31, 2020, or 11%. The gross profit percentage was 29% and 28% for 2020 and 2019, respectively. Selling expenses decreased from $5.1 million for the year ended December 31, 2019 to $4.9 million for the year ended December 31, 2020, or 3%. Gain from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) increased from a loss of $290,000 for the year ended December 31, 2019 to a gain of $768,000 for the year ended December 31, 2020. Many of the costs associated with sales, such as rent, salaries, and to an extent, advertising and promotion, are fixed. The National Association of Realtors reported that in December 2020, sales of existing homes grew 22% from December 2019. Home prices continue their rise as fewer sellers are listing homes and inventories decline. The inherent affordability of our property type becomes more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses increased from $10 million for the year ended December 31, 2019 to $11.1 million for the year ended December 31, 2020, or 10%. These increases were due to an increase in personnel costs, including an increase in incentive compensation based on FFO metrics and an increase in matching contributions associated with our 401(k) Plan. General and administrative expenses, excluding non-recurring expenses, as a percentage of gross revenue (total income plus interest, dividend and other income) was 6.4% and 6.3% at December 31, 2020 and 2019, respectively.

Depreciation expense increased from $36.8 million for the year ended December 31, 2019 to $41.7 million for the year ended December 31, 2020, or 13%. This increase was primarily due to the acquisitions and the increase in rental homes during 2020 and 2019.

Interest income increased from $2.6 million for the year ended December 31, 2019 to $2.9 million for the year ended December 31, 2020, or 11%. This increase was primarily due to an increase in the average balance of notes receivable from $33.1 million for the year ended December 31, 2019 to $40.4 million for the year ended December 31, 2020.

Dividend income decreased from $7.5 million for the year ended December 31, 2019 to $5.7 million for the year ended December 31, 2020, or 24%. This decrease was primarily due to reduced dividends from our securities holdings, as many REITs reduced their dividends in 2020 due to the COVID-19 pandemic. Dividends received from our marketable securities investments were at a weighted average yield of approximately 4.7% and 6.3% at December 31, 2020 and 2019, respectively.

Increase (decrease) in fair value of marketable securities decreased from an unrealized gain of $14.9 million for the year ended December 31, 2019 to an unrealized loss of $14.1 million for the year ended December 31, 2020. This decrease was due to the effects of the COVID-19 pandemic on prices in the securities market. As of December 31, 2020, the Company had total net unrealized losses of $39.4 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased from $17.8 million for the year ended December 31, 2019 to $18.3 million for the year ended December 31, 2020, or 3%. This increase was primarily due to the $106 million Fannie Mae credit facility we entered into during August 2020. The average balance of mortgages payable was approximately $421.5 million during 2020 as compared to approximately $352.4 million during 2019. The weighted average interest rate on mortgages, not including the effect of unamortized debt issuance costs, was 3.8% at December 31, 2020 as compared to 4.1% at December 31, 2019.

2019 vs. 2018

Rental and related income increased from $113.8 million for the year ended December 31, 2018 to $128.6 million for the year ended December 31, 2019, or 13%. This increase was due to the acquisitions during 2018 and 2019, as well as an increase in rental rates, same property occupancy and additional rental homes. During 2019, the Company raised rental rates by 3% to 4% at most communities. Rent increases varied depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy was 82.0% at December 31, 2019 and 2018, respectively. Overall occupancy includes communities acquired in 2019 and 2018, which had an average occupancy of 62% and 79%, respectively, at the time of acquisition. Same property occupancy increased from 82.2% at December 31, 2018 to 83.8% at December 31, 2019. The same property occupancy rate is exclusive of the sites at Memphis Blues, which was under redevelopment due to a flood in 2011. Demand for rental homes continued to be strong in 2019. As of December 31, 2019, we had approximately 7,400 rental homes with an occupancy of 92.3%.

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

Sales of manufactured homes increased from $15.8 million for the year ended December 31, 2018 to $18 million for the year ended December 31, 2019, or 14%. The total number of homes sold was 299 homes in 2019 as compared to 295 homes in 2018. There were 135 new homes sold in 2019 as compared to 125 in 2018. The Company’s average sales price was approximately $60,000 and $53,000 for the years ended December 31, 2019 and 2018, respectively. Cost of sales of manufactured homes increased from $11.7 million for the year ended December 31, 2018 to $12.9 million for the year ended December 31, 2019, or 10%. The gross profit percentage was 28% and 26% for 2019 and 2018, respectively. Selling expenses increased from $3.8 million for the year ended December 31, 2018 to $5.1 million for the year ended December 31, 2019, or 35%. Gain (loss) from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) decreased from a gain of $75,000 for the year ended December 31, 2018 to a loss of $290,000 for the year ended December 31, 2019. Many of these costs, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Management is encouraged by our continued sales growth. The U.S. homeownership rate was 65.1% in the fourth quarter of 2019, according to the U.S. Census. This is down from 69.2% at its peak at the end of 2004.

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

Dividend income decreased from $10.4 million for the year ended December 31, 2018 to $7.5 million for the year ended December 31, 2019, or 27%. This decrease was primarily due to a reduction in dividends from three securities. Dividends received from our marketable securities investments were at a weighted average yield of approximately 6.3% and 7.3% at December 31, 2019 and 2018, respectively.

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

Interest expense, including amortization of financing costs, increased from $16.0 million for the year ended December 31, 2018 to $17.8 million for the year ended December 31, 2019. During the year, we obtained three new mortgage loans, and assumed two loans in conjunction with acquisitions, totaling $64.3 million. The average balance of mortgages payable was approximately $352.4 million during 2019 as compared to approximately $318 million during 2018. The weighted average interest rate on its mortgages, not including the effect of unamortized debt issuance costs, was 4.1% at December 31, 2019 as compared to 4.3% at December 31, 2018.

Non-GAAP Measures

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

The Company’s Community NOI is calculated as follows (in thousands):

	2020	2019	2018	2017	2016

Rental and Related Income	$143,344	$128,611	$113,833	$101,801	$90,680
Community Operating Expenses	(63,175)	(61,708)	(52,949)	(47,847)	(42,638)

Community NOI	$80,169	$66,903	$60,884	$53,954	$48,042

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds from Operations Attributable to Common Shareholders (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by NAREIT, represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the U.S. of America (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, and the change in the fair value of marketable securities plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of NAREIT FFO to make an election to include or exclude gains and losses on the sale of these assets, such as marketable equity securities and include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude the change in the fair value of marketable securities from our FFO calculation. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”), as FFO, excluding gains and losses realized on marketable securities investments and certain one-time charges. FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and Normalized FFO and, accordingly, our FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

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

The Company’s FFO and Normalized FFO attributable to common shareholders are calculated as follows (in thousands except footnotes):

	2020	2019	2018	2017	2016

Net Income (Loss) Attributable to Common Shareholders	$(29,759)	$2,566	$(56,532)	$(7,679)	$(2,569)
Depreciation Expense	41,707	36,811	31,691	27,558	23,214
Loss on Sales of Investment Property and Equipment	216	111	131	81	2
Acquisition Costs	-0-	-0-	-0-	-0-	79
Early Extinguishment of Debt (1)	-0-	-0-	-0-	-0-	5
(Increase) Decrease in Fair Value of Marketable Securities (3)	14,119	(14,915)	51,675	-0-	-0-
FFO Attributable to Common Shareholders	26,283	24,573	26,965	19,960	20,731

Adjustments:
Redemption of Preferred Stock	2,871	-0-	-0-	3,502	-0-
Gain on Sales of Marketable Securities, net	-0-	-0-	(20)	(1,748)	(2,285)
Non-Recurring Other Expense(2)	-0-	634	525	-0-	-0-
Normalized FFO Attributable to Common Shareholders	$29,154	$25,207	$27,470	$21,714	$18,446

(1)	Included in Interest Expense on the Consolidated Statements of Income (Loss).
(2)	Consists of utility billing dispute over a prior 10-year period ($375,000), emergency windstorm tree removal expenses in three communities ($179,000) and costs associated with acquisitions not completed ($80,000) in 2019 and one-time payroll expenditures ($525,000) in 2018.
(3)	Represents change in unrealized gain (loss) in marketable securities which is included in the Consolidated Statements of Income (Loss) in accordance with ASU 2016-01, adopted January 1, 2018.

Liquidity and Capital Resources

The Company operates as a REIT deriving its income primarily from real estate rental operations. The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings or lines of credit, proceeds from the DRIP and access to the capital markets.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. Specifically, the Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets. In order to provide financial flexibility to opportunistically access the capital markets, during 2020 the Company implemented both the Common ATM Program and the New Preferred ATM Program. The Common ATM Program allows the Company to offer and sell shares of the Company’s Common Stock having an aggregate sales price of up to $100 million from time to time to or through the Company’s distribution agents. The New Preferred ATM Program allows the Company to offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time to or through the Company’s distribution agent.

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

The Company continues to strengthen its capital and liquidity positions and maintains financial flexibility. Through the 2019 Preferred ATM Program and the New Preferred ATM Program, during 2020 the Company issued and sold a total of 134,000 shares of our Series C Preferred Stock and 3.8 million shares of our Series D Preferred Stock, generating gross proceeds of $97.8 million and net proceeds after offering expenses of $96.1 million during the year ended December 31, 2020. Subsequent to year end, the Company issued and sold an additional 768,000 shares of its Series D Preferred Stock at a weighted average price of $24.80 per share under the New Preferred ATM Program, generating gross proceeds of $19.1 million and net proceeds of $18.8 million, after offering expenses.

During the year ended December 31, 2020, the Company issued and sold 135,000 shares of Common Stock through the Common ATM Program at a weighted average price of $14.60 per share, generating gross proceeds of $2.0 million and net proceeds of $1.7 million, after offering expenses.

On October 20, 2020, the Company voluntarily redeemed all 3.8 million issued and outstanding shares of its Series B Preferred Stock at a redemption price equal to the $25.00 per share liquidation preference plus accrued and unpaid dividends to, but not including, the October 20, 2020 redemption date in an amount of $0.2722 per share, for a total payment of $25.2722 per share, or $96.1 million. The redemption was funded in part with proceeds from our $106 million Fannie Mae financing completed in August 2020.

In addition, the Company has a DRIP in which participants can purchase stock from the Company at a price of approximately 95% of market. During 2020, amounts received, including dividends reinvested of $3.2 million, totaled $9.2 million. Subsequent to year end, the Company announced that it was decreasing the maximum amount of optional cash payments that may be made by participants in the DRIP in any single month from $5,000 to $1,000, unless a request for waiver of such allowable monthly maximum amount has been granted by the Company.

During August 2020, the Company completed a financing of 28 of its previously unencumbered communities, containing approximately 4,100 sites, through Wells Fargo Bank, N. A. for total proceeds of approximately $106 million. This secured Fannie Mae credit facility has a 10-year maturity with a 30-year amortization schedule, with interest at a fixed rate of 2.62%.

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement to expand and extend its existing unsecured revolving credit facility. The Facility is syndicated with two banks led by BMO Capital Markets Corp., as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. as the sole syndication agent. The Amendment provides for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extends the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool. The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income generated by the communities in the Borrowing Base from 7.5% to 7.0%. Subsequent to year end, the capitalization rate was further reduced from 7.0% to 6.5%. As of December 31, 2020, $30 million was available on this credit facility.

The Company also has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $20 million revolving line of credit for the financing of homes, of which $6 million was utilized at December 31, 2020, and revolving credit facilities totaling $28.5 million to finance inventory purchases, of which $13.1 million was utilized at December 31, 2020. During 2020, the Company also entered into a new $20 million revolving line of credit (expandable to $30 million) secured by rental homes and rental home leases in several of our manufactured home communities, of which $5 million was utilized at December 31, 2020.

As of December 31, 2020, the Company had $15.3 million of cash and cash equivalents and marketable securities of $103.2 million encumbered by $17.6 million in margin loans. The Company owned 124 communities of which 20 are unencumbered. The Company’s marketable securities and non-mortgaged properties provide us with additional liquidity. The Company believes that cash on hand, funds generated from operations, the DRIP and capital market, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2020, total investment property, including rental homes, increased 9% or $93.2 million. The Company made acquisitions of two manufactured home communities totaling approximately 310 developed sites at an aggregate purchase price of $7.8 million. These acquisitions were funded by assuming the existing mortgages and the use of our unsecured credit facility. See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 5 of the Notes to Consolidated Financial Statements for related debt transactions. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of common or preferred stock, including under the Common ATM Program or New Preferred ATM Program. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company owned approximately 8,300 rental homes, or approximately 35% of our total homesites ad of December 31, 2020. During 2020, our rental home portfolio increased by 858 homes or $52.5 million. The Company markets these rental homes for sale to existing residents. The Company estimates that in 2021 it will purchase approximately 900 manufactured homes to use as rental units for a total cost, including setup, of approximately $45 million. Rental home rates on new homes range from approximately $650-$1,500 per month, including lot rent, depending on size, location and market conditions. During 2020, the Company also invested approximately $24 million in other improvements to our communities.

Additionally, the Company has investments in marketable debt and equity securities of other REITs. The REIT securities portfolio provides the Company with additional liquidity and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. During 2020, the securities portfolio decreased 11% or $13.0 million primarily due to a net unrealized loss of $14.1 million partially offset by purchases of $1.1 million. The Company had dividend income earned of $5.7 million. The Company from time to time may purchase these securities on margin when there is an adequate yield spread. At December 31, 2020, $17.6 million was outstanding on the margin loan at a 0.75% interest rate.

The following table summarizes cash flow activity for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018

Net Cash Provided by Operating Activities	$69,037	$38,516	$40,175
Net Cash Used in Investing Activities	(103,770)	(122,350)	(137,603)
Net Cash Provided by Financing Activities	44,330	90,053	82,314
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$9,597	$6,219	$(15,114)

Net cash provided by operating activities increased by $30.5 million in 2020 to $69.0 million. This increase was primarily due to an increase in Community NOI and a decrease in inventory in 2020 compared to an increase in 2019. Net cash provided by operating activities remained relatively stable from 2018 to 2019.

Net cash used in investing activities decreased by $18.6 million in 2020 and $15.3 million in 2019, primarily due to a decrease in acquisitions of manufactured home communities and, in 2019, a decrease in purchases of REIT securities.

Net cash provided by financing activities decreased by $45.7 million in 2020 to $44.3 million. The Company obtained new mortgages of $106 million. The Company also received $9.2 million, including dividends reinvested, through the DRIP. In addition, in 2020 the Company issued and sold 134,000 shares of its Series C Preferred Stock and 3.8 million shares of its Series D Preferred Stock through the 2019 Preferred ATM Program and the New Preferred ATM Program, raising net proceeds during 2020 of approximately $96.1 million. The Company also issued and sold 135,000 shares of its Common Stock through the Common ATM Program, raising net proceeds of approximately $1.7 million. In October 2020, the Company voluntarily redeemed all of its Series B Preferred Stock for approximately $96.1 million. During 2020, the Company also distributed to our common shareholders a total of $29.8 million, including dividends reinvested. In addition, the Company also paid $31.9 million in preferred dividends.

Net cash provided by financing activities increased by $7.7 million in 2019 to $90.1 million. The Company received $31.5 million, including dividends reinvested, through the DRIP, and issued and sold 4 million shares of its Series C Preferred Stock in an underwritten registered public offering, raising net proceeds of approximately $96.7 million. In addition, in 2019 the Company issued and sold 651,000 shares of its Series D Preferred Stock through the 2019 Preferred ATM Program, raising net proceeds of approximately $15.9 million. During 2019, the Company also distributed to our common shareholders a total of $28.8 million, including dividends reinvested. In addition, the Company also paid $25.7 million in preferred dividends.

Cash flows were primarily used for purchases of manufactured home communities, capital improvements, payment of dividends, purchases of marketable securities, purchase of inventory and rental homes, loans to customers for the sales of manufactured homes, and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of cash flows and refinancing. The dividend payments were primarily made from cash flows from operations.

Cash flows used for capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions and rental home purchases, the Company is budgeting approximately $12 million in capital improvements for 2021.

The Company’s significant commitments and contractual obligations relate to its mortgages and loans payable, acquisitions of manufactured home communities, retirement benefits, and the lease on its corporate offices as described in Note 8 to the Consolidated Financial Statements.

The extent to which COVID-19 and related actions impact our operations, financial condition and cash flows will depend on future developments (including the ongoing roll-out of vaccines and their efficacy), which cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, the success of governmental actions undertaken to support the economy during the pandemic and the duration and severity of direct and indirect economic effects of the pandemic and containment measures, among others. As previously discussed, at this time, we believe that the consequences of the COVID-19 pandemic will not have a material adverse effect on our financial condition.

The Company has 1,800 acres of undeveloped land which it could develop over the next several years. The Company continues to analyze the best use of its vacant land.

As of December 31, 2020, the Company had total assets of $1.1 billion and total liabilities of $585.4 million. Our net debt (net of cash and cash equivalents) to total market capitalization as of December 31, 2020 and 2019 was approximately 34% and 29%, respectively. Our net debt, less securities (net of cash and cash equivalents and marketable securities) to total market capitalization as of December 31, 2020 and 2019 was approximately 28% and 22%, respectively.

The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not executed any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations as of December 31, 2020 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages Payable	$476,390	$25,668	$88,839	$149,088	$212,795
Interest on Mortgages Payable	92,503	18,108	31,405	23,263	19,727
Loans Payable	87,353	31,121	56,232	-0-	-0-
Interest on Loans Payable	2,967	1,844	1,123	-0-	-0-
Operating Lease Obligations	1,768	277	558	560	373
Purchase of Properties	8,000	8,000	-0-	-0-	-0-
Retirement Benefits	400	-0-	-0-	-0-	400

Total	$669,381	$85,018	$178,157	$172,911	$233,295

Mortgages payable represents the principal amounts outstanding based on scheduled payments. The interest on these mortgages are at fixed rates ranging from 2.62% to 6.5%. The weighted average interest rate, not including the effect of unamortized debt issuance costs, was approximately 3.8% at December 31, 2020. As of December 31, 2020, the weighted average loan maturity of the mortgage payable is 6.0 years.

Loans payable represents $45 million outstanding on the Company’s unsecured line of credit with an interest rate ranging from LIBOR plus 1.50% to 2.20% or Prime plus 0.50% to 1.20%, based on the Company’s overall leverage (interest rate of 1.65% as of December 31, 2020); $17.6 million outstanding on its margin line with an interest rate of 0.75% at December 31, 2020; $13.1 million outstanding on the Company’s revolving credit agreements to finance inventory with interest rates ranging from 4.15% to prime with a minimum of 6% (weighted average interest rate of 4.44% as of December 31, 2020); $5.0 million outstanding on its revolving line of credit secured by rental homes and rental home leases with an interest rate of prime plus 25 basis points with a floor of 3.5% (interest rate of 3.50% at December 31, 2020); $6.0 million outstanding on the Company’s revolving line of credit secured by eligible notes receivables with an interest rate of prime with a floor of 3.25% (interest rate of 3.25% as of December 31, 2020); and $658,000 outstanding on its automotive loans with a weighted average interest rate of 4.22%.

Operating lease obligations represent a lease with a related party for the Company’s corporate offices. On October 1, 2019, the Company entered into a new lease for its executive offices which combines the existing corporate office space with additional adjacent office space. This new lease extends our existing lease through April 30, 2027 and requires monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Eugene W. Landy, the Founder and Chairman of the Board of Directors of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. Management believes that the aforesaid rent is no more than what the Company would pay for comparable space elsewhere.

Purchase of properties represents the total purchase price of two communities under contract as of December 31, 2020, one in Alabama and one in South Carolina, totaling 337 developed home sites. The Company completed the acquisitions of these properties in January 2021.

Retirement benefits of $400,000 represent the total future amount to be paid, on an undiscounted basis, relating to the Company’s Founder and Chairman. These benefits are based upon his specific employment agreement. The agreement does not require the Company to separately fund the obligation and therefore it will be paid from the general assets of the Company. The Company has accrued these benefits on a present value basis over the term of the agreement (See Note 8 of the Notes to Consolidated Financial Statements).

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

Impairment in Real Estate Investments

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2020, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

The following table sets forth information as of December 31, 2020, concerning the Company’s mortgages and loans payable, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value (in thousands).

	Mortgages Payable			Loans Payable
		Weighted Average			Weighted Average
	Carrying Value	Interest Rate		Carrying Value	Interest Rate

2021	$2,077	6.50%		$31,121	2.35%
2022	19,386	4.42%		56,228	2.00%
2023	65,240	3.88%		4	4.22%
2024	-0-	-0-%		-0-	-0-%
2025	131,760	4.04%		-0-	-0-%
Thereafter	257,927	2.48%		-0-	-0-%
Total	$476,390	3.81	%(1)	$87,353	2.12	%(1)
Estimated Fair Value	$487,720			$87,353

(1) Weighted average interest rate, not including the effect of unamortized debt issuance costs. The weighted average interest rate, including the effect of unamortized debt issuance costs, at December 31, 2020 was 3.87% for mortgages payable and 2.13% for loans payable.

All mortgage loans are at fixed rates. The Company has approximately $86.7 million in variable rate loans payable. If short-term interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $867,000.

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

The following is the Unaudited Selected Quarterly Financial Data (in thousands except per share amounts):

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

2020	March 31	June 30	September 30	December 31

Total Income	$37,573	$40,084	$43,123	$42,829
Total Expenses	31,819	33,348	35,747	34,382
Other Income (Expense)	(40,395)	11,628	(9,112)	14,837
Net Income (Loss) from continuing operations	(34,748)	18,325	(1,767)	23,245
Net Income (Loss) Attributable to Common Shareholders	(42,838)	10,235	(12,747)	15,591
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic and Diluted	(1.04)	0.25	(0.31)	0.38

2019	March 31	June 30	September 30	December 31

Total Income	$34,287	$37,230	$37,329	$37,745
Total Expenses	29,750	32,588	32,387	31,857
Other Income (Expense)	6,521	(3,906)	7,519	(2,282)
Net Income (Loss) from continuing operations	11,037	749	12,433	3,531
Net Income (Loss) Attributable to Common Shareholders	5,914	(5,537)	5,622	(3,433)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.16	(0.15)	0.14	(0.08)
Diluted	0.15	(0.15)	0.14	(0.08)

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2020 and 2019.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2020.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and our report dated March 10, 2021, expressed an unqualified opinion thereon.

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

March 10, 2021

New York, New York

(c) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption “ Information about our Executive Officers” in Part I hereof, in accordance with General Instruction G(3) to Form 10-K.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 14 – Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm	59

	(ii)	Consolidated Balance Sheets as of December 31, 2020 and 2019	60-61

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2020, 2019 and 2018	62-63

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018	64-65

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	66

	(vi)	Notes to Consolidated Financial Statements	67-97

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020	98-107

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

Exhibit No.	Description

3.12	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

3.13	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2016, Registration No. 001-12690).

3.14	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2017, Registration No. 001-12690).

3.15	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.16	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.17	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

3.18	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.19	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.20	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.21	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.22	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 18, 2020, Registration No. 001-12690).

3.23	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 16, 2020, Registration No. 001-12690).

3.24	Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

Exhibit No.		Description

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate of common stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series C Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on July 26, 2018, Registration No. 001-12690).

4.3		Specimen certificate representing the Series D Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5	+	Amended and Restated Employment Agreement Effective January 1, 2018, between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2018, Registration No. 001-12690).

10.6	+	Amended and Restated Employment Agreement Effective January 1, 2018, between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2018, Registration No. 001-12690).

10.7	+	Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.8	+	UMH Properties, Inc. Amended and Restated 2013 Incentive Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on April 20, 2018, Registration No. 001-12690).

10.9		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on June 17, 2019, Registration No. 333-232162).

Exhibit No.		Description

10.10		Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal dated March 28, 2018 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 4, 2018, Registration No. 001-12690).

10.11		At-the-Market Sales Agreement by and between UMH Properties, Inc. and B. Riley FBR, Inc. (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

10.12		Equity Distribution Agreement by and between UMH Properties, Inc. and BMO Capital Markets Corp., B. Riley FBR, Inc., Compass Point Research & Trading LLC, D.A. Davidson & Co., Janney Montgomery Scott LLC, and J.P. Morgan Securities LLC (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 30, 2020, Registration No. 001-12690).

10.13		At-the-Market Sales Agreement by and between UMH Properties, Inc. and B. Riley Securities, Inc. (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 22, 2020, Registration No. 001-12690).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)		Interactive Data File

	++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	++	Inline XBRL Taxonomy Extension Schema Document
101.CAL	++	Inline XBRL Taxonomy Extension Calculation Document
101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	Inline XBRL Taxonomy Extension Definition Linkbase Document

*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++		Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Item 16 – Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMH Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2021, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investment in Property and Equipment

At December 31, 2020, the Company’s net consolidated investment property and equipment totaled $858 million. As discussed in note 2 to the consolidated financial statements, the Company’s investment property and equipment is evaluated annually or whenever events or changes in circumstances indicates possible impairment. If there is an indication of possible impairment related to an investment property that is held and used, the expected future undiscounted cash flows are compared against the carrying value of that investment property. If the undiscounted cash flows are less than the carrying value, the Company would then determine the fair market value of the property to calculate the extent of any impairment loss to recognize.

Auditing the Company’s evaluation of investment property and equipment for impairment was complex and highly subjective. The determination of the undiscounted cash flows for properties are sensitive to significant assumptions such as rental revenue and expense growth rates, and capitalization rates used to estimate a property’s residual value, all of which can be affected by expectations about future market conditions, customer demand, and competition, as well as the Company’s intent to hold and operate the property over the term assumed in the analysis.

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Company’s process for evaluating investment in real estate for impairment, including controls over management’s review of the significant assumptions described above.

To test the Company’s process for evaluating investment property and equipment for impairment, we performed audit procedures that included, among others, assessing the methodologies, evaluating the significant assumptions of the matters discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by the Company to historical operational data of the particular property. We also compared the projected net operating income to historical actual results. As part of our evaluation, we assessed the historical accuracy of the Company’s estimates and performed sensitivity analyses of certain assumptions to evaluate the changes in the undiscounted cash flows of certain properties that would result from changes in the assumptions used by management.

/s/ PKF O’Connor Davies, LLP

March 10, 2021

New York, New York

We have served as the Company’s auditor since 2008.

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 and 2019

(in thousands except per share amounts)

	2020	2019
-ASSETS-

Investment Property and Equipment
Land	$73,704	$72,459
Site and Land Improvements	656,721	618,041
Buildings and Improvements	28,153	27,380
Rental Homes and Accessories	349,905	297,401
Total Investment Property	1,108,483	1,015,281
Equipment and Vehicles	22,572	21,145
Total Investment Property and Equipment	1,131,055	1,036,426
Accumulated Depreciation	(272,823)	(232,783)
Net Investment Property and Equipment	858,232	803,643

Other Assets
Cash and Cash Equivalents	15,336	12,902
Marketable Securities at Fair Value	103,172	116,186
Inventory of Manufactured Homes	25,450	31,967
Notes and Other Receivables, net	46,414	37,995
Prepaid Expenses and Other Assets	17,785	10,762
Land Development Costs	20,825	11,998
Total Other Assets	228,982	221,810

TOTAL ASSETS	$1,087,214	$1,025,453

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2020 and 2019

(in thousands except per share amounts)

	2020	2019
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$469,279	$373,658

Other Liabilities:
Accounts Payable	4,390	4,572
Loans Payable, net of unamortized debt issuance costs	87,009	83,686
Accrued Liabilities and Deposits	17,295	10,575
Tenant Security Deposits	7,433	6,623
Total Other Liabilities	116,127	105,456
Total Liabilities	585,406	479,114

Commitments and Contingencies

Shareholders’ Equity:
Series B – 8.0% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 4,000 shares authorized; 3,801 shares issued and outstanding as of December 31, 2019	0	95,030
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 13,750 shares authorized; 9,884 and 9,750 shares issued and outstanding as of December 31, 2020 and 2019, respectively	247,100	243,750
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 9,300 and 6,000 shares authorized; 6,434 and 2,651 shares issued and outstanding as of December 31, 2020 and 2019, respectively	160,854	66,268
Common Stock - $0.10 par value per share,140,364 and 123,664 shares authorized; 41,919 and 41,130 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4,192	4,113
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of December 31, 2020 and 2019	0	0
Additional Paid-In Capital	115,026	162,542
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total Shareholders’ Equity	501,808	546,339

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,087,214	$1,025,453

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

(in thousands)

	2020	2019	2018

INCOME:
Rental and Related Income	$143,344	$128,611	$113,833
Sales of Manufactured Homes	20,265	17,980	15,754

Total Income	163,609	146,591	129,587

EXPENSES:
Community Operating Expenses	63,175	61,708	52,949
Cost of Sales of Manufactured Homes	14,417	12,938	11,716
Selling Expenses	4,941	5,079	3,774
General and Administrative Expenses	11,056	10,046	10,880
Depreciation Expense	41,707	36,811	31,691

Total Expenses	135,296	126,582	111,010

OTHER INCOME (EXPENSE):
Interest Income	2,917	2,619	2,255
Dividend Income	5,729	7,535	10,367
Gain on Sales of Marketable Securities, net	0	0	20
Increase (Decrease) in Fair Value of Marketable Securities	(14,119)	14,915	(51,675)
Other Income	718	588	410
Interest Expense	(18,287)	(17,805)	(16,039)

Total Other Income (Expense)	(23,042)	7,852	(54,662)

Income (Loss) Before Loss on Sales of Investment Property and Equipment	5,271	27,861	(36,085)
Loss on Sales of Investment Property and Equipment	(216)	(111)	(131)

Net Income (Loss)	5,055	27,750	(36,216)

Less: Preferred Dividends	(31,943)	(25,184)	(20,316)
Less: Redemption of Preferred Stock	(2,871)	0	0

Net Income (Loss) Attributable to Common Shareholders	$(29,759)	$2,566	$(56,532)

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

(in thousands except per share amounts)

	2020	2019	2018

Basic Income (Loss) Per Share:

Net Income (Loss)	$0.12	$0.70	$(0.98)
Less: Preferred Dividends	(0.77)	(0.63)	(0.55)
Less: Redemption of Preferred Stock	(0.07)	0	0
Net Income (Loss) Attributable to Common Shareholders	$(0.72)	$0.07	$(1.53)

Diluted Income (Loss) Per Share:

Net Income (Loss)	$0.12	$0.69	$(0.98)
Less: Preferred Dividends	(0.77)	(0.63)	(0.55)
Less: Redemption of Preferred Stock	(0.07)	0	0
Net Income (Loss) Attributable to Common Shareholders	$(0.72)	$0.06	$(1.53)

Weighted Average Common Shares Outstanding:
Basic	41,395	39,909	36,871
Diluted	41,395	40,203	36,871

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2017	35,488	$3,549	$95,030	$143,750

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment (See Note 2)	0	0	0	0
Common Stock Issued with the DRIP*	2,654	265	0	0
Common Stock Issued through Restricted Stock Awards	49	5	0	0
Common Stock Issued through Stock Options	129	13	0	0
Preferred Stock Issued through Underwritten Registered Public Offering, net	0	0	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income (Loss)	0	0	0	0
Balance December 31, 2018	38,320	3,832	95,030	143,750

Common Stock Issued with the DRIP*	2,468	247	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	122	12	0	0
Common Stock Issued through Stock Options	240	24	0	0
Repurchase of Common Stock	(20)	(2)	0	0
Preferred Stock Issued through Underwritten Registered Public Offering, net	0	0	0	100,000
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income (Loss)	0	0	0	0

Balance December 31, 2019	41,130	4,113	95,030	243,750

Common Stock Issued with the DRIP*	720	72	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	46	5	0	0
Common Stock Issued through Stock Options	63	6	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	135	13	0	0
Repurchase of Common Stock	(174)	(17)	0	0
Repurchase of Preferred Stock	0	0	(13)	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	3,350
Redemption of Preferred Stock	0	0	(95,017)	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income (Loss)	0	0	0	0

Balance December 31, 2020	41,920	$4,192	$0	$247,100

*Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

(in thousands)

	Preferred Stock	Additional Paid-In	Accumulated Other Comprehensive	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Income (Loss)	Deficit)	Equity

Balance December 31, 2017	$0	$168,035	$11,520	$(668)	$421,216

Unrealized Net Holding Gain on Securities Available for Sale, Net of Reclassification Adjustment (See Note 2)	0	0	(11,520)	11,520	0
Common Stock Issued with the DRIP*	0	34,849	0	0	35,114
Common Stock Issued through Restricted Stock Awards	0	(5)	0	0	0
Common Stock Issued through Stock Options	0	1,372	0	0	1,385
Preferred Stock Issued through Underwritten Registered Public Offering, net	50,000	(1,753)	0	0	48,247
Distributions	0	(46,661)	0	0	(46,661)
Stock Compensation Expense	0	1,613	0	0	1,613
Net Income (Loss)	0	0	0	(36,216)	(36,216)
Balance December 31, 2018	50,000	157,450	0	(25,364)	424,698

Common Stock Issued with the DRIP*	0	31,256	0	0	31,503
Common Stock Issued through Restricted Stock Awards	0	(12)	0	0	0
Common Stock Issued through Stock Options	0	2,579	0	0	2,603
Repurchase of Common Stock	0	(235)	0	0	(237)
Preferred Stock Issued through Underwritten Registered Public Offering, net	0	(3,312)	0	0	96,688
Preferred Stock Issued in connection with At-The-Market Offerings, net	16,268	(337)	0	0	15,931
Distributions	0	(26,786)	0	(27,750)	(54,536)
Stock Compensation Expense	0	1,939	0	0	1,939
Net Income (Loss)	0	0	0	27,750	27,750

Balance December 31, 2019	66,268	162,542	0	(25,364)	546,339

Common Stock Issued with the DRIP*	0	9,082	0	0	9,154
Common Stock Issued through Restricted/ Unrestricted Stock Awards	0	(5)	0	0	0
Common Stock Issued through Stock Options	0	653	0	0	659
Common Stock Issued in connection with At-The-Market Offerings, net	0	1,730	0	0	1,743
Repurchase of Common Stock	0	(1,813)	0	0	(1,830)
Repurchase of Preferred Stock	0	1	0	0	(12)
Preferred Stock Issued in connection with At-The-Market Offerings, net	94,586	(1,795)	0	0	96,141
Redemption of Preferred Stock	0	2,871		(2,871)	(95,017)
Distributions	0	(59,567)	0	(2,184)	(61,751)
Stock Compensation Expense	0	1,327	0	0	1,327
Net Income (Loss)	0	0	0	5,055	5,055

Balance December 31, 2020	$160,854	$115,026	$0	$(25,364)	$501,808

*	Dividend Reinvestment and Stock Purchase Plan.

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

(in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$5,055	$27,750	$(36,216)
Non-cash items included in Net Income (Loss):
Depreciation	41,707	36,811	31,691
Amortization of Financing Costs	1,027	758	625
Stock Compensation Expense	1,327	1,939	1,613
Provision for Uncollectible Notes and Other Receivables	1,546	1,408	1,231
Gain on Sales of Marketable Securities, net	0	0	(20)
(Increase) Decrease in Fair Value of Marketable Securities	14,119	(14,915)	51,675
Loss on Sales of Investment Property and Equipment	216	111	131
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	6,517	(8,264)	(6,134)
Notes and Other Receivables, net of notes acquired with acquisitions	(9,965)	(7,909)	(6,438)
Prepaid Expenses and Other Assets	140	(3,817)	(457)
Accounts Payable	(182)	699	913
Accrued Liabilities and Deposits	6,720	3,164	846
Tenant Security Deposits	810	781	715
Net Cash Provided by Operating Activities	69,037	38,516	40,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(7,790)	(38,799)	(55,880)
Purchase of Investment Property and Equipment	(76,761)	(64,535)	(52,970)
Proceeds from Sales of Investment Property and Equipment	2,657	2,745	2,754
Additions to Land Development Costs	(20,771)	(20,086)	(13,221)
Purchase of Marketable Securities	(1,105)	(1,800)	(18,555)
Proceeds from Sales/ Redemption of Marketable Securities	0	125	269
Net Cash Used in Investing Activities	(103,770)	(122,350)	(137,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	105,984	44,850	28,192
Net Proceeds (Payments) from Short Term Borrowings	3,309	(24,373)	23,652
Principal Payments of Mortgages and Loans	(9,313)	(21,624)	(6,866)
Financing Costs on Debt	(4,737)	(752)	(749)
Proceeds from Issuance of Preferred Stock, net of offering costs	0	96,688	48,247
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	96,141	15,931	0
Redemption of 8.0% Series B Preferred Stock	(95,017)	0	0
Proceeds from At-The-Market Common Equity Program, net of offering costs	1,743	0	0
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	6,003	23,796	30,038
Repurchase of Preferred Stock	(12)	-0-	-0-
Repurchase of Common Stock	(1,830)	(237)	-0-
Proceeds from Exercise of Stock Options	659	2,603	1,385
Preferred Dividends Paid	(31,943)	(25,709)	(20,050)
Common Dividends Paid, net of dividend reinvestments	(26,657)	(21,120)	(21,535)
Net Cash Provided by Financing Activities	44,330	90,053	82,314

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	9,597	6,219	(15,114)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	18,996	12,777	27,891

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$28,593	$18,996	$12,777

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

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

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company’s 124 residential communities remain open and operational. The effects of the COVID-19 pandemic did not significantly impact the Company’s operating results for the year ended December 31, 2020. However, the future effects of the evolving impact of the COVID-19 pandemic are uncertain.

Description of the Business

As of December 31, 2020, the Company owned and operated 124 manufactured home communities containing approximately 23,400 developed sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan and Maryland. Subsequent to year end, the Company purchased two additional communities totaling approximately 340 sites, one in Alabama and one in South Carolina.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Arbor Estates	Doylestown, Pennsylvania
Auburn Estates	Orrville, Ohio
Birchwood Farms	Birch Run, Michigan
Boardwalk	Elkhart, Indiana
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Camelot Village	Anderson, Indiana
Camelot Woods	Altoona, Pennsylvania
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedarcrest Village	Vineland, New Jersey
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
Cinnamon Woods	Conowingo, Maryland
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Crestview	Athens, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Crossroads Village	Mount Pleasant, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
Deer Run	Dothan, Alabama
D & R Village	Clifton Park, New York
Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio
Fairview Manor	Millville, New Jersey
Fifty One Estates	Elizabeth, Pennsylvania
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Fox Chapel Village	Cheswick, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Friendly Village	Perrysburg, Ohio
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
High View Acres	Apollo, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillcrest Crossing	Lower Burrell, Pennsylvania
Hillcrest Estates	Marysville, Ohio
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Iris Winds	Sumter, South Carolina
Kinnebrook	Monticello, New York
Lake Erie Estates	Fredonia, New York
Lake Sherman Village	Navarre, Ohio
Lakeview Meadows	Lakeview, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Maple Manor	Taylor, Pennsylvania
Marysville Estates	Marysville, Ohio
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Meadows of Perrysburg	Perrysburg, Ohio
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Monroe Valley	Jonestown, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mount Pleasant Village	Mount Pleasant, Pennsylvania
Mountaintop	Narvon, Pennsylvania
New Colony	West Mifflin, Pennsylvania
Northtowne Meadows	Erie, Michigan
Oak Ridge Estates	Elkhart, Indiana
Oakwood Lake Village	Tunkhannock, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Olmsted Falls	Olmsted Township, Ohio
Oxford Village	West Grove, Pennsylvania
Parke Place	Elkhart, Indiana
Perrysburg Estates	Perrysburg, Ohio
Pikewood Manor	Elyria, Ohio
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
Redbud Estates	Anderson, Indiana
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Springfield Meadows	Springfield, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Summit Village	Marion, Indiana
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Township, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View Honeybrook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Wayside	Bellefontaine, Ohio
Weatherly Estates	Lebanon, Tennessee
Wellington Estates	Export, Pennsylvania
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2020, the undiscounted cash flows over the expected holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2019 and 2020 should be accounted for as acquisitions of assets. As such, transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. Prior to the adoption of ASU 2017-01, the Company’s acquisitions were considered an acquisition of a business and therefore, the acquisition costs were expensed.

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

Marketable Securities

Investments in marketable securities consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 15% of its undepreciated assets. These marketable securities are all publicly-traded and purchased on the open market, through private transactions or through dividend reinvestment plans. The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2020 and 2019, gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis.

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

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance and reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. At December 31, 2020 and 2019, the reserves for uncollectible accounts, notes and other receivables were $1.6 million and $1.3 million, respectively. For the years ended December 31, 2020, 2019 and 2018 the provisions for uncollectible notes and other receivables were $1.5 million, $1.4 million and $1.2 million, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2020, 2019 and 2018 amounted to $1.2 million, $1.2 million and $1.4 million, respectively. In 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” See “Recently Adopted Accounting Pronouncements” below for additional information regarding the adoption of this ASU.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. The weighted average interest rate on these loans is approximately 7.3% and the average maturity is approximately 10 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. These costs are amortized on a straight-line basis over the term of the related obligations, and included as a component of interest expense. Unamortized costs are charged to expense upon prepayment of the obligation. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with ASC 470-50-40, Modifications and Extinguishments. As of December 31, 2020 and 2019, accumulated amortization amounted to $6.2 million and $5.1 million, respectively. The Company estimates that aggregate amortization expense will be approximately $1.3 million for 2021, $1.2 million for 2022, $933,000 for 2023, $886,000 for 2024, $754,000 for 2025 and $2.4 million thereafter.

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on our variable rate debt. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company had entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of December 31, 2020 and 2019, these agreements have expired and the Company no longer had any interest rate swap agreements in effect.

Leases

We account for our leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of December 31, 2020, the right-of-use assets and corresponding lease liabilities of $3.8 million are included in Prepaid Expenses and Other Assets and Accrued Liabilities and Deposits on the Consolidated Balance Sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2021	$433
2022	423
2023	391
2024	391
2025	391
Thereafter	19,495

Total Lease Payments	$21,524

The weighted average remaining lease term for these leases is 162.6 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	12/31/20	12/31/19	12/31/18	12/31/17

Cash and Cash Equivalents	$15,336	$12,902	$7,433	$23,242
Restricted Cash	13,257	6,094	5,344	4,649
Cash, Cash Equivalents And Restricted Cash	$28,593	$18,996	$12,777	$27,891

Revenue Recognition

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (41.4 million, 39.9 million and 36.9 million in 2020, 2019 and 2018, respectively). Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the years ended December 31, 2020 and 2018, employee stock options to purchase 3.3 million and 2.3 million, respectively, shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the year ended December 31, 2019, common stock equivalents resulting from employee stock options to purchase 2.6 million shares of common stock amounted to 294,000 shares, which were included in the computation of Diluted Net Income (Loss) per Share.

Stock Compensation Plan

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants are determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock are recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards are equal to the fair value of the Company’s stock on the grant date. Compensation costs, which is included in General and Administrative Expenses, of $1.3 million, $1.9 million and $1.6 million have been recognized in 2020, 2019 and 2018, respectively. During 2020, compensation costs included a one-time charge of $127,000 for restricted stock and stock option grants awarded to two participants who were of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. During 2019 and 2018, compensation costs included a one-time charge of $179,000, and $210,000, respectively, for restricted stock and stock option grants awarded to one participant who is of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 6 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2020. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2020, the tax years 2017 through and including 2020 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

Recently Adopted Accounting Pronouncements

Adopted 2020

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019. As of January 1, 2020, we adopted the fair value option for our notes receivable and there was not a material impact. As of December 31, 2020 and 2019, the Company had notes receivable of $43.4 million and $35.7 million, net the fair value adjustment of $0.9 million and $0.7 million, respectively. Notes receivable are presented as a component of Notes and Other Receivables, net on our Consolidated Balance Sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

Acquisitions in 2020

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

On July 30, 2019, the Company acquired two communities, New Colony located in West Mifflin, Pennsylvania and 51 Estates, located in Elizabeth, Pennsylvania, for a total purchase price of approximately $11.7 million. These communities contain a total of 285 developed homesites that are situated on approximately 61 acres. At the date of acquisition, the average occupancy for these communities was approximately 76%.

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

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $2.7 million for 2020, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the years ended December 31, 2020 and 2019, respectively (in thousands):

	2020 Acquisitions	2019 Acquisitions
Assets Acquired:
Land	$906	$4,296
Depreciable Property	9,558	53,909
Notes Receivable and Other	-0-	127
Total Assets Acquired	$10,464	$58,332

Total Income, Community Net Operating Income (“Community NOI”)* and Net Income (Loss) for communities acquired in 2020 and 2019, which are included in our Consolidated Statements of Income (Loss) for the years ended December 31, 2020 and 2019, are as follows (in thousands):

	2020 Acquisitions	2019 Acquisitions
	2020	2020	2019

Total Income	$373	$5,845	$2,308
Community NOI *	$158	$3,126	$1,347
Net Income (Loss)	$(73)	$(609)	$(205)

*	Community NOI is defined as rental and related income less community operating expenses.

See Note 5 for additional information relating to Loans and Mortgages Payable and Note 16 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets (in thousands):

	December 31, 2020	December 31, 2019

Site and Land Improvements	$175,219	$152,456
Buildings and Improvements	8,860	7,720
Rental Homes and Accessories	71,112	56,808
Equipment and Vehicles	17,632	15,799
Total Accumulated Depreciation	$272,823	$232,783

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

The following is a listing of marketable securities at December 31, 2020 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	2	$50	$2
CBL & Associates Properties, Inc.	E	6.625%	63	1,487	50
Cedar Realty Trust, Inc.	B	7.250%	10	219	206
Cedar Realty Trust, Inc.	C	6.500%	20	494	428
Colony Capital Inc.	I	7.150%	20	500	472
Investors Real Estate Trust	C	6.625%	20	500	520
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	404
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	206
Urstadt Biddle Properties, Inc.	H	6.250%	13	313	313
Total Preferred Stock				5,061	2,601

Common Stock:
CBL & Associates Properties, Inc.			1,600	16,692	66
Diversified Healthcare Trust			171	2,920	704
Five Star Senior Living			12	45	80
Franklin Street Properties Corporation			220	2,219	961
Industrial Logistics Properties Trust			502	9,951	11,698
Kimco Realty Corporation			910	17,052	13,659
Monmouth Real Estate Investment Corporation (1)			2,655	25,031	45,982
Office Properties Income Trust			562	36,418	12,757
Pennsylvania Real Estate Investment Trust			222	2,316	222
Tanger Factory Outlet			180	4,229	1,793
Urstadt Biddle Properties, Inc.			100	2,049	1,413
Vereit, Inc.			282	12,059	10,657
Washington Prime Group			89	6,489	579
Total Common Stock				137,470	100,571

Total Marketable Securities				$142,531	$103,172

(1)	Related entity – See Note 8.

The following is a listing of marketable securities at December 31, 2019 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	2	$50	$10
CBL & Associates Properties, Inc.	E	6.625%	63	1,487	294
Cedar Realty Trust, Inc.	B	7.250%	9	203	219
Cedar Realty Trust, Inc.	C	6.500%	20	494	464
Colony Capital Inc.	I	7.150%	20	500	483
Investors Real Estate Trust	C	6.625%	20	500	525
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	802
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	386
Urstadt Biddle Properties, Inc.	H	6.250%	13	313	333
Total Preferred Stock				5,045	3,516

Common Stock:
CBL & Associates Properties, Inc.			1,600	16,692	1,680
Diversified Healthcare Trust			171	2,920	1,443
Franklin Street Properties Corporation			220	2,219	1,883
Industrial Logistics Properties Trust			502	9,951	11,261
Kimco Realty Corporation			910	17,052	18,846
Monmouth Real Estate Investment Corporation (1)			2,573	23,987	37,251
Office Properties Income Trust			562	36,418	18,047
Pennsylvania Real Estate Investment Trust			222	2,316	1,183
Tanger Factory Outlet			180	4,229	2,651
Urstadt Biddle Properties, Inc.			100	2,049	2,484
Vereit, Inc.			1,410	12,059	13,029
Washington Prime Group			800	6,489	2,912
Total Common Stock				136,381	112,670

Total Marketable Securities				$141,426	$116,186

(1)	Related entity – See Note 8.

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

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. As of December 31, 2020, 2019 and 2018, the securities portfolio had net unrealized holding losses of $39.4 million, $25.2 million and $40.2 million, respectively.

The Company had margin loan balances of $17.6 million and $37.5 million at December 31, 2020 and 2019, respectively, which were collateralized by the Company’s securities portfolio.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company may purchase securities on margin. The interest rates charged on the margin loans at December 31, 2020 and 2019 was 0.75% and 2.25%, respectively. These margin loans are due on demand. At December 31, 2020 and 2019, the margin loans amounted to $17.6 million and $37.5 million, respectively, and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 2 times.

The Company has revolving credit agreements totaling $28.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank and Northpoint Commercial Finance to finance inventory purchases. Interest rates on these agreements range from 4.15% to prime with a minimum of 6%. As of December 31, 2020 and 2019, the total amount outstanding on these lines was $13.1 million and $19.3 million, respectively, with a weighted average interest rate of 4.44% and 5.87%, respectively.

In June 2020, the Company expanded its revolving line of credit with OceanFirst Bank (“OceanFirst Line”) from $15 million to $20 million. This line is secured by the Company’s eligible notes receivable. Interest was reduced from prime plus 25 basis points to prime with a floor of 3.25%. The amendment also extended the maturity date from June 1, 2020 to June 1, 2022, with a one year extension at the Bank’s option. As of December 31, 2020 and 2019, the amount outstanding on this revolving line of credit was $6 million and $10 million, respectively, and the interest rate was 3.25% and 5.0%, respectively.

The Company has an agreement with 21st Mortgage to finance the Company’s purchase of rental units. These loans are at an interest rate of 6.99%, with an origination fee of 2% on new units and 3% on existing units. These loans will have a 10-year term from the date of the borrowing. The Company repaid this loan on September 21, 2020. The amount outstanding on this loan was $322,000 as of December 31, 2019.

On October 7, 2020, the Company entered into a revolving line of credit with FirstBank secured by rental homes and rental home leases in several of our manufactured home communities. This facility allows for proceeds of $20 million and is expandable to $30 million with an accordion feature. The facility has a maturity date of November 29, 2022, with a one-year extension available at the Company’s option. Interest is payable at prime plus 25 basis points with a floor of 3.5%. As of December 31, 2020, the amount outstanding on this revolving line of credit was $5 million and the interest rate was 3.5%.

The Company also has $658,000 in automotive loans with a weighted average interest rate of 4.22%.

Unsecured Line of Credit

On November 29, 2018, UMH Properties, Inc. (“UMH” or the “Company”) entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provides for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extends the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. Subsequent to year end, the capitalization rate was further reduced from 7.0% to 6.5% (see Note 15).

Interest rates on borrowings are based on the Company’s overall leverage ratio and decreased from LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, at the Company’s option, to LIBOR plus 1.50% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 1.60% or at BMO’s prime lending rate plus 0.60%, which results in an interest rate of 1.65% at December 31, 2020.

As of December 31, 2020 and 2019, the amount outstanding under this Facility was $45 million and $15 million, respectively.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows (in thousands):

Year Ended December 31,
2021	$31,121
2022	56,228
2023	4
2024	0
2025	0
Thereafter	0

Total Loans Payable	87,353
Unamortized Debt Issuance Costs	(344)
Total Loans Payable, net of Unamortized Debt Issuance Costs	$87,009

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding, net of unamortized debt issuance costs. Interest is payable on these mortgages at fixed rates ranging from 2.62% to 6.5%. The weighted average interest rate was 3.9% and 4.2% as of December 31, 2020 and 2019, respectively, including the effect of unamortized debt issuance costs. The weighted average interest rate as of December 31, 2020 was 3.8%, compared to 4.1% as of December 31, 2019, not including the effect of unamortized debt issuance costs. The weighted average loan maturity of the Mortgage Notes Payable was 6.0 years at both December 31, 2020 and 2019, respectively.

The following is a summary of mortgages payable at December 31, 2020 and 2019 (in thousands):

	At December 31, 2020		Balance at December 31,
Property	Due Date	Interest Rate	2020	2019

Allentown	10/01/25	4.06%	$12,587	$12,865
Brookview Village	04/01/25	3.92%	2,603	2,664
Candlewick Court	09/01/25	4.10%	4,201	4,294
Catalina	08/19/25	4.20%	4,853	5,095
Cedarcrest Village	04/01/25	3.71%	11,238	11,510
Clinton Mobile Home Resort	10/01/25	4.06%	3,303	3,376
Cranberry Village	04/01/25	3.92%	7,139	7,305
D & R Village	03/01/25	3.85%	7,191	7,362
Fairview Manor	11/01/26	3.85%	15,076	15,399
Forest Park Village	09/01/25	4.10%	7,833	8,006
Friendly Village	05/06/23	4.618%	6,906	7,150
Hayden Heights	04/01/25	3.92%	1,962	2,007
Highland Estates	06/01/27	4.12%	15,744	16,054
Holiday Village	09/01/25	4.10%	7,454	7,619
Holiday Village- IN	11/01/25	3.96%	7,998	8,176
Holly Acres Estates	10/05/21	6.50%	2,077	2,119
Kinnebrook Village	04/01/25	3.92%	3,792	3,881
Lake Erie Estates	07/06/25	5.16%	2,657	-0-
Lake Sherman Village	09/01/25	4.10%	5,180	5,294
Meadows of Perrysburg	10/06/23	5.413%	2,888	2,946
Northtowne Meadows	09/06/26	4.45%	11,818	12,049
Olmsted Falls	04/01/25	3.98%	1,962	2,007
Oxford Village	07/01/29	3.41%	15,301	15,604
Perrysburg Estates	09/06/25	4.98%	1,558	1,587
Pikewood Manor	11/29/28	5.00%	14,103	14,420
Shady Hills	04/01/25	3.92%	4,677	4,786
Springfield Meadows	10/06/25	4.83%	2,975	3,033
Suburban Estates	10/01/25	4.06%	5,248	5,364
Sunny Acres	10/01/25	4.06%	5,842	5,971
Trailmont	04/01/25	3.92%	3,118	3,191
Twin Oaks	10/01/29	3.37%	5,930	6,047
Valley Hills	06/01/26	4.32%	3,220	3,285
Waterfalls	06/01/26	4.38%	4,386	4,474
Weatherly Estates	04/01/25	3.92%	7,607	7,785
Wellington Estates	01/01/23	6.35%	2,263	2,316
Woods Edge	01/07/26	4.30%	5,940	6,214
Worthington Arms	09/01/25	4.10%	8,783	8,976
Various (2 properties)	02/01/27	4.56%	13,335	13,583
Various (2 properties)	08/01/28	4.27%	12,902	13,132
Various (2 properties)	07/01/29	3.41%	22,368	22,810
Various (4 properties)	07/01/23	4.975%	7,596	7,765
Various (5 properties)	01/01/22	4.25%	12,694	13,061
Various (5 properties)	12/06/22	4.75%	6,692	6,853
Various (6 properties)	08/01/27	4.18%	12,581	12,829
Various (13 properties)	03/01/23	4.065%	45,588	46,781
Various (28 properties)	09/01/30	2.62%	105,221	-0-

Total Mortgages Payable			476,390	377,045
Unamortized Debt Issuance Costs			(7,111)	(3,387)
Total Mortgages Payable, net of Unamortized Debt Issuance Costs			$469,279	$373,658

At December 31, 2020 and 2019, mortgages were collateralized by real property with a carrying value of $932.5 million and $695.5 million, respectively, before accumulated depreciation and amortization. Interest costs amounting to $1.3 million, $1.5 million and $1.0 million were capitalized during 2020, 2019 and 2018, respectively, in connection with the Company’s expansion program. At December 31, 2020, the Company owned 124 communities of which 20 are unencumbered.

Recent Transactions

During the year ended December 31, 2020

On August 20, 2020, the Company completed the financing of 28 of its unencumbered communities, containing approximately 4,100 sites, through Wells Fargo Bank, N. A. for total proceeds of approximately $106 million. This Federal National Mortgage Association (“Fannie Mae”) credit facility has a 10-year maturity with a 30-year amortization schedule. Interest is at a fixed rate of 2.62%.

On September 21, 2020, the Company assumed a mortgage loan with a balance of approximately $2.7 million, in conjunction with its acquisition of Lake Erie Estates in Fredonia, New York. The interest rate on this mortgage is fixed at 5.16%. This mortgage matures on July 6, 2025.

During the year ended December 31, 2019

On July 1, 2019, the Company obtained two Fannie Mae mortgages totaling $38.8 million through Wells Fargo Bank, N.A. (“Wells Fargo”) on Oxford Village, Southwind Village and Woodlawn Village. The interest rate on these mortgages are fixed at 3.41%. These mortgages mature on July 1, 2029, with principal repayments based on a 30-year amortization schedule. Proceeds from these mortgages were used to repay the existing Oxford Village and Southwind Village mortgages of approximately $11.5 million, which had a weighted average interest rate of 5.94%.

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

On September 30, 2019, the Company obtained a $6.1 million Fannie Mae mortgage through Wells Fargo on Twin Oaks I & II. The interest rate on this mortgage is fixed at 3.37%. This mortgage matures on October 1, 2029, with principal repayments based on a 30-year amortization schedule. Proceeds from this mortgage were used to repay the existing Twin Oaks I & II mortgage of approximately $2.3 million, which had an interest rate of 5.75%.

The aggregate principal payments of all mortgages payable are scheduled as follows (in thousands):

Year Ended December 31,
2021	$25,668
2022	17,670
2023	71,169
2024	9,983
2025	139,105
Thereafter	212,795

Total	$476,390

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

Stock Options

During the year ended December 31, 2020, forty one employees were granted options to purchase a total of 715,000 shares. During the year ended December 31, 2019, forty one employees were granted options to purchase a total of 644,000 shares. During the year ended December 31, 2018, forty employees were granted options to purchase a total of 605,000 shares. The fair value of these options for the years ended December 31, 2020, 2019 and 2018 was approximately $686,000, $1.1 million and $1.2 million, respectively, based on assumptions noted below and is being amortized over the vesting period. The remaining unamortized stock option expense was $500,000 as of December 31, 2020, which will be expensed ratably through 2025.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the following years:

	2020	2019	2018

Dividend yield	5.33%	5.13%	4.79%
Expected volatility	24.57%	24.04%	25.78%
Risk-free interest rate	0.89%	2.50%	2.74%
Expected lives	10	10	10
Estimated forfeitures	0	0	0

During the year ended December 31, 2020, options to ten employees to purchase a total of 62,500 shares were exercised. During the year ended December 31, 2019, options to sixteen employees to purchase a total of 240,000 shares were exercised. During the year ended December 31, 2018, options to eight employees to purchase a total of 129,000 shares were exercised. During the year ended December 31, 2020, options to two employees to purchase a total of 23,000 shares were forfeited or expired. During the year ended December 31, 2019, options to one employee to purchase a total of 20,000 shares were forfeited. During the year ended December 31, 2018, options to one employee to purchase a total of 2,000 shares were forfeited.

A summary of the status of the Company’s stock option plans as of December 31, 2020, 2019 and 2018 and changes during the years then ended are as follows (in thousands):

	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,637	$12.05	2,253	$12.09	1,778	$11.60
Granted	715	9.84	644	13.67	605	13.26
Exercised	(63)	10.55	(240)	10.84	(129)	10.78
Forfeited	(11)	11.65	(20)	13.50	(1)	12.41
Expired	(12)	11.29	0	0	0	0
Outstanding at end of year	3,266	12.03	2,637	12.05	2,253	12.09
Options exercisable at end of year	2,556		1,196		1,648
Weighted average fair value of options granted during the year		$0.96		$1.72		$2.05

The following is a summary of stock options outstanding as of December 31, 2020 (in thousands):

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

06/26/13	7	148		10.08	06/26/21
06/11/14	7	142		9.85	06/11/22
06/24/15	8	240		9.82	06/24/23
04/05/16	12	297		9.77	04/05/24
01/19/17	2	60		14.25	01/19/27
04/04/17	31	504		15.04	04/04/27
04/02/18	31	470		13.09	04/02/28
07/09/18	4	40		15.75	07/09/28
12/10/18	1	25		12.94	12/10/28
01/02/19	2	60		11.42	01/02/29
04/02/19	36	570		13.90	04/02/29
01/17/20	1	10	*	16.37	01/17/30
03/25/20	39	685	*	9.70	03/25/30
05/20/20	2	15	*	11.80	05/20/30

		3,266

*	Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2020, 2019 and 2018 was $9.3 million, $8.3 million and $2.0 million, respectively, of which $5.7 million, $6.9 million and $2.0 million relate to options exercisable. The intrinsic value of options exercised in 2020, 2019 and 2018 was $283,000, $914,000 and $510,000, respectively, determined as of the date of option exercise. The weighted average remaining contractual term of the above options was 9.9, 9.1 and 7.9 years as of December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, amounts charged to stock compensation expense relating to stock option grants, which is included in General and Administrative Expenses, totaled $396,000, $1.2 million and $1.1 million, respectively.

Restricted Stock

On January 8, 2020, the Company awarded a total of 15,000 shares of restricted stock to three employees. On October 23, 2020, the Company awarded a total of 19,700 shares of restricted stock to two participants, pursuant to their employment agreements. On April 2, 2019, the Company awarded a total of 118,000 shares of restricted stock to two participants, pursuant to their employment agreements. On April 2, 2018, the Company awarded a total of 45,000 shares of restricted stock to two participants, pursuant to their employment agreements. During 2018, the Company also awarded 2,000 shares of restricted stock to our ten directors as additional directors’ fees. The grant date fair value of restricted stock grants awarded to participants was $512,000, $1.6 million and $616,000 for the years ended December 31, 2020, 2019 and 2018, respectively. These grants primarily vest in equal installments over five years. As of December 31, 2020, there remained a total of $2.0 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.5 years. For the years ended December 31, 2020, 2019 and 2018, amounts charged to stock compensation expense related to restricted stock grants, which is included in General and Administrative Expenses, totaled $931,000, $723,000 and $498,000, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2020, 2019 and 2018, and changes during the year ended December 31, 2020, 2019 and 2018 are presented below (in thousands):

	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	238	$13.33	161	$12.44	147	$11.98
Granted	35	14.75	118	11.12	47	13.11
Dividend Reinvested Shares	11	12.91	11	13.51	8	13.37
Vested	(72)	12.87	(52)	5.69	(41)	11.76

Non-vested at end of year	212	$13.69	238	$13.33	161	$12.44

Other Stock-Based Awards

Effective June 20, 2018, a portion of our quarterly directors’ fee was paid with our unrestricted common stock. During 2020, 11,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $16.13 per share. During 2019, 4,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $13.52 per share. During 2018, 2,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $15.13 per share.

As of December 31, 2020, there were 458,000 shares available for grant as stock options, restricted stock or other stock-based awards under the 2013 Plan.

NOTE 7 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2020, 2019 and 2018, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $1.1 million, $376,000 and $344,000 in 2020, 2019 and 2018, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are four Directors of the Company who are also Directors and shareholders of MREIC. The Company holds common stock of MREIC in its securities portfolio. As of December 31, 2020, the Company owned a total of 2.7 million shares of MREIC common stock, representing 2.7% of the total shares outstanding at December 31, 2020 (See Note 4). The Company shares one officer (Chairman of the Board) with MREIC.

Employment Agreements and Compensation

The Company has three-year employment agreements with Mr. Eugene W. Landy, Mr. Samuel A. Landy and Ms. Anna T. Chew. The agreements provide for base compensation aggregating approximating $1.4 million. In addition, the agreements call for incentive bonuses, and an extension of services and severance payments upon certain future events, such as a change in control.

Other Matters

Mr. Eugene W. Landy, the Founder and Chairman of the Board of Directors of the Company, owns a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. On October 1, 2019, the Company entered into a new lease for its executive offices in Freehold, New Jersey which combines the existing corporate office space with additional adjacent office space. This new lease extends our existing lease through April 30, 2027 and requires monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Management believes that the aforesaid rents are no more than what the Company would pay for comparable space elsewhere.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”), as amended. Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discounted price (approximately 95% of market value) directly from the Company, from authorized but unissued shares of the Company common stock. Shareholders may also purchase additional shares at this discounted price by making optional cash payments monthly. Optional cash payments must be not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company. On January 15, 2020, the Company increased the monthly maximum for the purchase of shares for cash under its DRIP from $1,000 to $5,000. Effective February 11, 2021, the Company reduced the monthly maximum from $5,000 to $1,000.

Amounts received in connection with the DRIP for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	2020	2019	2018

Amounts Received	$9,154	$31,503	$35,114
Less: Dividends Reinvested	(3,151)	(7,705)	(5,076)
Amounts Received, net	$6,003	$23,798	$30,038

Number of Shares Issued	720	2,468	2,655

Common Stock At-The-Market Sales Program

On May 14, 2020, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “Maryland SDAT”) an amendment to the Company’s charter to increase the Company’s authorized shares of common stock, par value $0.10 per share (“Common Stock”), by 20 million shares.

On June 30, 2020, the Company entered into an Equity Distribution Agreement (“Common ATM Program”) with BMO Capital Markets Corp., B. Riley FBR, Inc. (“B Riley”), Compass Point Research & Trading, LLC, D.A. Davidson & Co., Janney Montgomery Scott LLC, and J.P. Morgan Securities LLC, as distribution agents (the “Distribution Agents”) under which the Company may offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $100 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Common ATM Program, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the Common ATM Program are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-238321), filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, and declared effective on June 1, 2020 (the “2020 Registration Statement”), and the prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated June 30, 2020. The Company began selling shares under the Common ATM Program on September 17, 2020 and through December 31, 2020, 135,000 shares of Common Stock were issued and sold at a weighted average price of $14.60 per share, generating gross proceeds of $2.0 million and net proceeds of $1.7 million, after offering expenses.

Issuer Purchases of Equity Securities

On January 15, 2020, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorized us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases were based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During 2020, the Company repurchased approximately 174,000 shares of our common stock at an aggregate cost of $1.8 million, or a weighted average price of $10.50 per share. The last repurchase was made on May 14, 2020.

Preferred Stock

8.0% Series B Cumulative Redeemable Preferred Stock

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

On October 20, 2020, the Company voluntarily redeemed all 3.8 million issued and outstanding shares of its 8.0% Series B Preferred Stock at a redemption price equal to the $25.00 per share liquidation preference plus accrued and unpaid dividends to, but not including, the October 20, 2020 redemption date in an amount of $0.2722 per share, for a total payment of $25.2722 per share, or $96.1 million. As a result of our redemption notice, the Company recognized a preferred share redemption charge of approximately $2.9 million related to the original issuance costs.

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

Dividends on the Series C Preferred Stock shares are cumulative at an annual rate of $1.6875 per share and will be payable quarterly in arrears on March 15, June 15, September 15, and December 15.

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

6.375% Series D Cumulative Redeemable Preferred Stock

On January 22, 2018, the Company issued 2 million shares of its new 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share (“Series D Preferred Stock”) at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 2 million shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $48.2 million and has used the net proceeds of the offering for general corporate purposes, which included the purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties and repayment of indebtedness on a short-term basis.

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

Preferred Stock At-The-Market Sales Program

On October 21, 2019, the Company entered into a Preferred Stock At-The-Market Sales Program (“2019 Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company was permitted to offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the 2019 Preferred ATM Program were “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Company began selling shares under the 2019 Preferred ATM Program on October 22, 2019 and through June 30, 2020, 3.2 million shares of Series D Preferred Stock were issued and sold under the 2019 Preferred ATM Program at a weighted average price of $25.09 per share, generating gross proceeds of $80.5 million and net proceeds of $79.1 million, after offering expenses. Of these amounts, year to date through June 30, 2020, we issued and sold 2.6 million shares at a weighted average price of $25.06 per share, generating gross proceeds of $64.1 million and net proceeds after offering expenses of $63.1 million. The Company discontinued the sale of shares under the 2019 Preferred ATM Program prior to June 30, 2020.

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

On July 22, 2020, the Company entered into a new Preferred ATM Stock At-The-Market Sales Program (“New Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the New Preferred ATM Program are “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Series C Preferred Stock and/or Series D Preferred Stock sold under the New Preferred ATM Program are offered pursuant to the Company’s 2020 Registration Statement and are sold and issued pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated July 22, 2020. The New Preferred ATM Program replaced the 2019 Preferred ATM Program. The Company began selling shares under the New Preferred ATM Program on August 11, 2020 and through December 31, 2020, 134,000 shares of Series C Preferred Stock were issued and sold at a weighted average price of $24.96 per share and 1.2 million shares of Series D Preferred Stock were issued and sold at a weighted average price of $24.80 per share, generating total gross proceeds of $33.7 million and total net proceeds of $33.0 million, after offering expenses. As of December 31, 2020, $66.1 million in shares of Series C Preferred Stock and/or Series D Preferred Stock remained eligible for sale under the New Preferred ATM Program.

NOTE 10 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020		2019		2018
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$7,417	$0.18	$6,980	$0.18	$6,493	$0.18
June 30	7,417	0.18	7,159	0.18	6,601	0.18
September 30	7,454	0.18	7,322	0.18	6,693	0.18
December 31	7,520	0.18	7,364	0.18	6,824	0.18

	$29,808	$0.72	$28,825	$0.72	$26,611	$0.72

These amounts do not include the discount on shares purchased through the Company’s DRIP.

On January 13, 2021, the Company declared a 6% increase in the cash dividend, raising it from $0.18 per share to $0.19 per share, to be paid on March 15, 2021 to shareholders of record as of the close of business on February 16, 2021.

Preferred Stock

The following dividends were paid to holders of our Series B Preferred Stock during the years ended December 31, 2020, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2020	2/18/2020	3/16/2020	$1,900,600	$0.50
4/2/2020	5/15/2020	6/15/2020	1,900,335	0.50
7/1/2020	8/17/2020	9/15/2020	1,900,335	0.50
9/11/2020	9/11/2020	10/20/2020	1,034,541	0.2722

			$6,735,811	$1.7722

1/15/2019	2/15/2019	3/15/2019	$1,900,600	$0.50
4/1/2019	5/15/2019	6/17/2019	1,900,600	0.50
7/1/2019	8/15/2019	9/16/2019	1,900,600	0.50
10/1/2019	11/15/2019	12/16/2019	1,900,600	0.50

			$7,602,400	$2.00

1/15/2018	2/15/2018	3/15/2018	$1,900,600	$0.50
4/1/2018	5/15/2018	6/15/2018	1,900,600	0.50
7/1/2018	8/15/2018	9/17/2018	1,900,600	0.50
10/1/2018	11/15/2018	12/17/2018	1,900,600	0.50

			$7,602,400	$2.00

The following dividends were paid to holders of our Series C Preferred Stock during the years ended December 31, 2020, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2020	2/18/2020	3/16/2020	$4,113,281	$0.421875
4/2/2020	5/15/2020	6/15/2020	4,113,281	0.421875
7/1/2020	8/17/2020	9/15/2020	4,127,330	0.421875
10/1/2020	11/16/2020	12/15/2020	4,169,813	0.421875

			$16,523,705	$1.68750

1/15/2019	2/15/2019	3/15/2019	$2,425,781	$0.421875
4/1/2019	5/15/2019	6/17/2019	4,113,281	0.421875
7/1/2019	8/15/2019	9/16/2019	4,113,281	0.421875
10/1/2019	11/15/2019	12/16/2019	4,113,281	0.421875

			$14,765,624	$1.68750

1/15/2018	2/15/2018	3/15/2018	$2,425,781	$0.421875
4/1/2018	5/15/2018	6/15/2018	2,425,781	0.421875
7/1/2018	8/15/2018	9/17/2018	2,425,781	0.421875
10/1/2018	11/15/2018	12/17/2018	2,425,781	0.421875

			$9,703,124	$1.68750

On January 13, 2021, the Board of Directors declared a quarterly dividend of $0.421875 per share for the period from December 1, 2020 through February 28, 2021, on the Company’s Series C Preferred Stock payable March 15, 2021 to shareholders of record as of the close of business on February 16, 2021.

The following dividends were paid to holders of our Series D Preferred Stock during the years ended December 31, 2020, 2019 and 2018:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2020	2/18/2020	3/16/2020	$2,076,126	$0.3984375
4/2/2020	5/15/2020	6/15/2020	2,076,126	0.3984375
7/1/2020	8/17/2020	9/15/2020	2,081,704	0.3984375
10/1/2020	11/16/2020	12/15/2020	2,449,415	0.3984375

			$8,683,371	$1.59375

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
1/15/2019	2/15/2019	3/15/2019	$796,876	$0.3984375
4/1/2019	5/15/2019	6/17/2019	796,876	0.3984375
7/1/2019	8/15/2019	9/16/2019	796,876	0.3984375
10/1/2019	11/15/2019	12/16/2019	950,760	0.3984375

			$3,341,388	$1.59375

1/15/2018	2/15/2018	3/15/2018	$354,166	$0.1770830
4/1/2018	5/15/2018	6/15/2018	796,876	0.3984375
7/1/2018	8/15/2018	9/17/2018	796,876	0.3984375
10/1/2018	11/15/2018	12/17/2018	796,876	0.3984375

			$2,744,794	$1.372396

On January 13, 2021, the Board of Directors declared a quarterly dividend of $0.3984375 per share for the period from December 1, 2020 through February 28, 2021, on the Company’s Series D Preferred Stock payable March 15, 2021 to shareholders of record as of the close of business on February 16, 2021.

NOTE 11 – FEDERAL INCOME TAXES

Characterization of Distributions

The following table characterizes the distributions paid for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent

Common Stock
Ordinary income	$0	0%	$0	0%	$0	0%
Capital gains	0	0%	0	0%	0	0%
Return of capital	0.72	100.00%	0.72	100.00%	0.72	100.00%

	$0.72	100.00%	$0.72	100.00%	$0.72	100.00%

Preferred Stock - Series B
Ordinary income	$0.661633	37.33%	$1.18476	59.24%	$1.288868	64.44%
Capital gains	0	0%	0.05394	2.70%	0	0%
Return of capital	1.110567	62.67%	0.76130	38.06%	0.711132	35.56%

	$1.772200	100.00%	$2.00000	100.00%	$2.00000	100.00%

Preferred Stock - Series C
Ordinary income	$0.630008	37.33%	$0.999640	59.24%	$1.087484	64.44%
Capital gains	0	0%	0.045508	2.70%	0	0%
Return of capital	1.057492	62.67%	0.642352	38.06%	0.600016	35.56%

	$1.687500	100.00%	$1.687500	100.00%	$1.687500	100.00%

Preferred Stock - Series D
Ordinary income	$0.595008	37.33%	$0.94410	59.24%	$0.884419	64.44%
Capital gains	0	0%	0.04298	2.70%	0	0%
Return of capital	0.998742	62.67%	0.60667	38.06%	0.487978	35.56%

	$1.593750	100.00%	$1.593750	100.00%	$1.372397	100.00%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2020, 2019 and 2018, S&F had operating losses for financial reporting purposes of $273,000, $1.3 million and $1.2 million, respectively. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2020, 2019 and 2018, S&F recorded $10,000, $8,000 and $8,000, respectively, in federal, state and franchise taxes.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of December 31, 2020, the total loan balance under this agreement was approximately $1.7 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2020, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $2.0 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $35.4 million of loans that the Company acquired under the COP Program as of December 31, 2020.

NOTE 13 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2020:
Equity Securities - Preferred Stock	$2,601	$2,601	$-0-	$-0-
Equity Securities - Common Stock	100,571	100,571	-0-	-0-
Total	$103,172	$103,172	$-0-	$-0-

December 31, 2019:
Equity Securities - Preferred Stock	$3,516	$3,516	$-0-	$-0-
Equity Securities - Common Stock	112,670	112,670	-0-	-0-
Total	$116,186	$116,186	$-0-	$-0-

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of marketable securities is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. As of December 31, 2020, the fair and carrying value of fixed rate mortgages payable amounted to $487.7 million and $476.4 million, respectively. As of December 31, 2019, the fair and carrying value of fixed rate mortgages payable amounted to $381.2 million and $377.0 million, respectively.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2020, 2019 and 2018 was $18.3 million, $18.4 million and $16.4 million, respectively. Interest cost capitalized to land development during the years ended December 31, 2020, 2019 and 2018 was $1.3 million, $1.5 million and $1.0 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company assumed mortgages totaling $2.7 million, $19.4 million and $4.6 million, respectively for the acquisition of communities.

During the years ended December 31, 2020, 2019 and 2018, land development costs of $11.9 million, $17.5 million and $10.1 million, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2020, 2019 and 2018, the Company had dividend reinvestments of $3.2 million, $7.7 million and $5.1 million, respectively which required no cash transfers.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On January 8, 2021, the Company acquired Deer Run, located in Dothan, Alabama, for approximately $4.6 million. This community contains a total of 195 developed homesites that are situated on approximately 33 total acres. At the date of acquisition, the average occupancy for this community was approximately 37%.

On January 21, 2021, the Company acquired Iris Winds, located in Sumter, South Carolina, for approximately $3.4 million. This community contains a total of 142 developed homesites that are situated on approximately 24 total acres. At the date of acquisition, the average occupancy for this community was approximately 49%.

On January 29, 2021, the Company awarded approximately 147,000 shares of restricted stock to five employees.

On February 5, 2021, the Company entered into a Second Amendment to Amended and Restated Credit Agreement with BMO to reduce the capitalization rate from 7.0% to 6.5%.

From January 1, 2021 through February 28, 2021, the Company issued and sold an additional 768,000 shares of its Series D Preferred Stock under the New Preferred ATM Program at a weighted average price of $24.80 per share, generating gross proceeds of $19.1 million and net proceeds of $18.8 million, after offering expenses.

NOTE 16 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2019 and through January 21, 2021. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period, after giving effect to certain adjustments including (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	For the years ended December 31,
	2020	2019

Rental and Related Income	$144,557	$133,567
Community Operating Expenses	63,923	64,222
Net Income (Loss) Attributable to Common Shareholders	(29,742)	2,240
Net Income (Loss) Attributable to Common Shareholders per Share:
Basic and Diluted	(0.72)	0.06

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED (in thousands except per share amounts)

2020	March 31	June 30	September 30	December 31

Total Income	$37,573	$40,084	$43,123	$42,829
Total Expenses	31,819	33,348	35,747	34,382
Other Income (Expense)	(40,395)	11,628	(9,112)	14,837
Net Income (Loss) from continuing operations	(34,748)	18,325	(1,767)	23,245
Net Income (Loss) Attributable to Common Shareholders	(42,838)	10,235	(12,747)	15,591
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic and Diluted	(1.04)	0.25	(0.31)	0.38

2019	March 31	June 30	September 30	December 31

Total Income	$34,287	$37,230	$37,329	$37,745
Total Expenses	29,750	32,588	32,387	31,857
Other Income (Expense)	6,521	(3,906)	7,519	(2,282)
Net Income from continuing operations	11,037	749	12,433	3,531
Net Income (Loss) Attributable to Common Shareholders	5,914	(5,537)	5,622	(3,433)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic	0.16	(0.15)	0.14	(0.08)
Diluted	0.15	(0.15)	0.14	(0.08)

UMH PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Allentown	Memphis, TN	$12,587		$250	$2,569	$13,317
Arbor Estates	Doylestown, PA	-	(1)	2,650	8,266	2,058
Auburn Estates	Orrville, OH	-	(4)	114	1,174	782
Birchwood Farms	Birch Run, MI		(1)	70	2,797	4,039
Boardwalk	Elkhart, IN	13,334	(6)	1,796	4,768	(6)
Broadmore Estates	Goshen, IN	45,588	(1)	1,120	11,136	11,220
Brookside	Berwick, PA	-	(3)	372	4,776	3,556
Brookview	Greenfield Ctr, NY	2,603		38	233	10,384
Camelot Village	Anderson, IN	-	(7)	824	2,480	428
Camelot Woods	Altoona, PA	0		573	2,767	1,202
Candlewick Court	Owosso, MI	4,201		159	7,087	5,614
Carsons	Chambersburg, PA	0		176	2,411	2,353
Catalina	Middletown, OH	4,853		1,008	11,735	9,725
Cedarcrest Village	Vineland, NJ	11,238		320	1,866	3,239
Chambersburg	Chambersburg, PA	0		108	2,397	826
Chelsea	Sayre, PA	-	(2)	124	2,049	1,996
Cinnamon Woods	Conowingo, MD	0		1,884	2,116	540
City View	Lewistown, PA	0		137	613	1,492
Clinton	Tiffin, OH	3,303		142	3,302	437
Collingwood	Horseheads, NY	0		196	2,318	3,126
Colonial Heights	Wintersville, OH	-	(1)	67	2,383	6,845
Countryside Estates	Muncie, IN	0		174	1,926	5,482
Countryside Estates	Ravenna, OH	0		205	2,896	5,771
Countryside Village	Columbia, TN	105,221		394	6,917	10,224
Cranberry	Cranberry Twp, PA	7,139		182	1,923	4,592
Crestview	Athens, PA	0		188	2,258	2,934
Cross Keys	Duncansville, PA	0		61	378	4,412
Crossroads Village	Mount Pleasant, PA	0		183	1,403	188
D&R	Clifton Park, NY	7,191		392	704	3,401
Dallas Mobile Home	Toronto, OH	0		276	2,729	2,884
Deer Meadows	New Springfield, OH	0		226	2,299	3,747
Evergreen Estates	Lodi, OH	0		99	1,121	529
Evergreen Manor	Bedford, OH	0		49	2,372	1,467
Evergreen Village	Mantua, OH	0		105	1,277	1,066
Fairview Manor	Millville, NJ	15,076		216	1,167	10,707
Fifty One Estates	Elizabeth, PA	0		1,214	5,746	2,042
Forest Creek	Elkhart, IN	-	(1)	440	7,004	2,099
Forest Park	Cranberry Twp, PA	7,833		75	977	8,923
Fox Chapel Village	Cheswick, PA	0		372	4,082	2,728
Frieden Manor	Schuylkill Haven, PA	12,581	(2)	643	5,294	3,701
Friendly Village	Perrysburg, OH	6,906		1,215	18,141	5,036
Green Acres	Chambersburg, PA	0		63	584	128
Gregory Courts	Honey Brook, PA	-	(1)	370	1,220	994
Hayden Heights	Dublin, OH	1,962		248	2,148	826
Heather Highlands	Inkerman, PA	0		573	2,152	13,745
High View Acres	Apollo, PA	0		825	4,264	439
Highland	Elkhart, IN	-	(1)	510	7,084	5,632
Highland Estates	Kutztown, PA	15,744		145	1,695	12,762
Hillcrest Crossing	Lower Burrell, PA	0		961	1,464	7,461
Hillcrest Estates	Marysville, OH	0		1,277	3,034	5,384
Hillside Estates	Greensburg, PA	-	(5)	484	2,679	3,557
Holiday Village	Nashville, TN	7,454		1,632	5,618	7,377

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Holiday Village	Elkhart, IN	$7,998		$491	$13,808	$7,482
Holly Acres	Erie, PA	2,077		194	3,591	1,224
Hudson Estates	Peninsula, OH	0		141	3,516	5,809
Huntingdon Pointe	Tarrs, PA	0		399	865	2,054
Independence Park	Clinton, PA	7,596	(5)	686	2,784	3,520
Kinnebrook	Monticello, NY	3,792		236	1,403	14,553
Lake Erie Estates	Fredonia, NY	2,657		104	4,391	1,572
Lake Sherman	Navarre, OH	5,180		290	1,458	13,661
Lakeview Meadows	Lakeview, OH	0		574	1,104	2,032
Laurel Woods	Cresson, PA	0		433	2,070	4,853
Little Chippewa	Orrville, OH	-	(4)	113	1,135	2,641
Maple Manor	Taylor, PA	12,694	(3)	674	9,433	7,375
Marysville Estates	Marysville, OH	0		810	4,556	6,340
Meadowood	New Middletown, OH	-	(1)	152	3,191	4,673
Meadows	Nappanee, IN	0		549	6,721	9,715
Meadows of Perrysburg	Perrysburg, OH	2,888		2,146	5,541	649
Melrose Village	Wooster, OH	6,692	(4)	767	5,429	6,818
Melrose West	Wooster, OH	-	(4)	94	1,040	92
Memphis Blues	Memphis, TN	0		78	810	10,221
Monroe Valley	Jonestown, PA	-	(2)	114	994	674
Moosic Heights	Avoca, PA	-	(3)	330	3,794	3,548
Mount Pleasant Village	Mount Pleasant, PA	0		280	3,502	1,326
Mountaintop	Narvon, PA	-	(2)	134	1,665	775
New Colony	West Mifflin, PA	0		429	4,129	833
Northtowne Meadows	Erie, PA	11,818		1,272	23,859	1,591
Oak Ridge	Elkhart, IN	-	(1)	500	7,524	3,210
Oakwood Lake	Tunkhannock, PA	-	(3)	379	1,639	1,748
Olmsted Falls	Olmsted Township, OH	1,962		569	3,031	2,301
Oxford	West Grove, PA	15,301		175	991	2,753
Parke Place	Elkhart, IN	-	(6)	4,317	10,341	5,754
Perrysburg Estates	Perrysburg, OH	1,558		399	4,047	3,378
Pikewood Manor	Elyria, OH	14,103		1,053	22,068	12,229
Pine Ridge/Pine Manor	Carlisle, PA	0		38	198	10,546
Pine Valley	Apollo, PA	0		670	1,337	7,497
Pleasant View	Bloomsburg, PA	-	(3)	282	2,175	2,405
Port Royal	Belle Vernon, PA	0		150	2,492	15,008
Redbud Estates	Anderson, IN	12,902	(7)	1,739	15,091	4,507
River Valley	Marion, OH	0		236	785	8,547
Rolling Hills Estates	Carlisle, PA	0		301	1,419	1,950
Rostraver Estates	Belle Vernon, PA	-	(5)	814	2,204	2,467
Sandy Valley	Magnolia, OH	0		270	1,941	11,539
Shady Hills	Nashville, TN	4,677		337	3,379	4,433
Somerset/Whispering	Somerset, PA	0		1,485	2,050	8,973
Southern Terrace	Columbiana, OH	-	(1)	63	3,387	612
Southwind	Jackson, NJ	22,368	(8)	100	603	3,048
Spreading Oaks	Athens, OH	0		67	1,327	4,204
Springfield Meadows	Springfield, OH	2,976		1,230	3,093	1,748
Suburban Estates	Greensburg, PA	5,248		299	5,837	4,578
Summit Estates	Ravenna, OH	0		198	2,779	4,146
Summit Village	Marion, IN	0		522	2,821	1,933
Sunny Acres	Somerset, PA	5,842		287	6,114	2,941
Sunnyside	Eagleville, PA	-	(1)	450	2,674	669
Trailmont	Goodlettsville, TN	3,118		411	1,867	3,574
Twin Oaks	Olmsted Township, OH	5,930		823	3,527	2,189
Twin Pines	Goshen, IN	-	(1)	650	6,307	5,301
Valley High	Ruffs Dale, PA	-	(5)	284	2,267	2,340
Valley Hills	Ravenna, OH	3,220		996	6,542	9,039
Valley Stream	Mountaintop, PA	0		323	3,191	1,206

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Valley View HB	Honeybrook, PA	$-	(1)	$1,380	$5,348	$4,076
Valley View I	Ephrata, PA	-	(2)	191	4,359	1,326
Valley View II	Ephrata, PA	-	(2)	72	1,746	56
Voyager Estates	West Newton, PA	0		742	3,143	4,480
Waterfalls	Hamburg, NY	4,386		424	3,812	5,014
Wayside	Bellefontaine, OH	0		196	1,080	2,296
Weatherly Estates	Lebanon, TN	7,607		1,184	4,034	3,966
Wellington Estates	Export, PA	2,263		896	6,179	3,853
Wood Valley	Caledonia, OH	0		260	1,753	5,876
Woodland Manor	West Monroe, NY	0		77	841	4,429
Woodlawn	Eatontown, NJ	-	(8)	157	281	1,894
Woods Edge	West Lafayette, IN	5,940		1,808	13,321	7,785
Worthington Arms	Lewis Center, OH	8,783		437	12,706	5,468
Youngstown Estates	Youngstown, NY	-	(4)	269	1,606	1,752
		$476,390		$65,925	$487,845	$546,486

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020 (in thousands)

Column A		Column E (10) (11)			Column F
Description		Gross Amount at Which Carried at 12/31/20
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Allentown	Memphis, TN	$703	$15,433	$16,136	$7,058
Arbor Estates	Doylestown, PA	2,650	10,324	12,974	2,753
Auburn Estates	Orrville, OH	114	1,956	2,070	433
Birchwood Farms	Birch Run, MI	70	6,836	6,906	1,643
Boardwalk	Elkhart, IN	1,796	4,762	6,558	693
Broadmore Estates	Goshen, IN	1,120	22,356	23,476	5,726
Brookside	Berwick, PA	372	8,332	8,704	2,245
Brookview	Greenfield Ctr, NY	123	10,532	10,655	3,236
Camelot Village	Anderson, IN	828	2,904	3,732	255
Camelot Woods	Altoona, PA	766	3,776	4,542	58
Candlewick Court	Owosso, MI	159	12,701	12,860	2,578
Carsons	Chambersburg, PA	176	4,764	4,940	1,030
Catalina	Middletown, OH	1,008	21,460	22,468	3,891
Cedarcrest Village	Vineland, NJ	408	5,017	5,425	3,068
Chambersburg	Chambersburg, PA	118	3,213	3,331	891
Chelsea	Sayre, PA	124	4,045	4,169	933
Cinnamon Woods	Conowingo, MD	1,884	2,656	4,540	335
City View	Lewistown, PA	137	2,105	2,242	544
Clinton	Tiffin, OH	142	3,739	3,881	1,195
Collingwood	Horseheads, NY	196	5,444	5,640	1,172
Colonial Heights	Wintersville, OH	67	9,228	9,295	1,944
Countryside Estates	Muncie, IN	174	7,408	7,582	1,525
Countryside Estates	Ravenna, OH	205	8,667	8,872	1,667
Countryside Village	Columbia, TN	609	16,926	17,535	4,887
Cranberry	Cranberry Twp, PA	182	6,515	6,697	3,433
Crestview	Athens, PA	362	5,018	5,380	1,051
Cross Keys	Duncansville, PA	61	4,790	4,851	1,726
Crossroads Village	Mount Pleasant, PA	183	1,591	1,774	197
D&R	Clifton Park, NY	392	4,105	4,497	2,291
Dallas Mobile Home	Toronto, OH	276	5,613	5,889	1,022
Deer Meadows	New Springfield, OH	226	6,046	6,272	1,094
Evergreen Estates	Lodi, OH	119	1,630	1,749	376
Evergreen Manor	Bedford, OH	49	3,839	3,888	802
Evergreen Village	Mantua, OH	105	2,343	2,448	524
Fairview Manor	Millville, NJ	2,535	9,555	12,090	5,890
Fifty One Estates	Elizabeth, PA	1,268	7,734	9,002	348
Forest Creek	Elkhart, IN	440	9,103	9,543	2,815
Forest Park	Cranberry Twp, PA	75	9,900	9,975	4,124
Fox Chapel Village	Cheswick, PA	372	6,810	7,182	621
Frieden Manor	Schuylkill Haven, PA	643	8,995	9,638	2,304
Friendly Village	Perrysburg, OH	1,265	23,127	24,392	1,182
Green Acres	Chambersburg, PA	63	712	775	200
Gregory Courts	Honey Brook, PA	370	2,214	2,584	552
Hayden Heights	Dublin, OH	248	2,974	3,222	692
Heather Highlands	Inkerman, PA	573	15,897	16,470	6,379
High View Acres	Apollo, PA	825	4,703	5,528	522
Highland	Elkhart, IN	510	12,716	13,226	3,425
Highland Estates	Kutztown, PA	404	14,198	14,602	7,967
Hillcrest Crossing	Lower Burrell, PA	961	8,925	9,886	872
Hillcrest Estates	Marysville, OH	1,277	8,418	9,695	836
Hillside Estates	Greensburg, PA	484	6,236	6,720	1,125

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020 (in thousands)

Column A		Column E (10) (11)			Column F
Description		Gross Amount at Which Carried at 12/31/20
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Holiday Village	Nashville, TN	$1,632	$12,995	$14,627	$3,219
Holiday Village	Elkhart, IN	491	21,290	21,781	3,912
Holly Acres	Erie, PA	194	4,815	5,009	931
Hudson Estates	Peninsula, OH	141	9,325	9,466	1,893
Huntingdon Pointe	Tarrs, PA	399	2,919	3,318	382
Independence Park	Clinton, PA	686	6,304	6,990	1,243
Kinnebrook	Monticello, NY	353	15,839	16,192	6,466
Lake Erie Estates	Fredonia, NY	140	5,927	6,067	68
Lake Sherman	Navarre, OH	290	15,119	15,409	5,315
Lakeview Meadows	Lakeview, OH	726	2,984	3,710	434
Laurel Woods	Cresson, PA	433	6,923	7,356	2,790
Little Chippewa	Orrville, OH	113	3,776	3,889	653
Maple Manor	Taylor, PA	674	16,808	17,482	4,824
Marysville Estates	Marysville, OH	818	10,888	11,706	1,161
Meadowood	New Middletown, OH	152	7,864	8,016	1,806
Meadows	Nappanee, IN	549	16,436	16,985	2,471
Meadows of Perrysburg	Perrysburg, OH	2,182	6,154	8,336	444
Melrose Village	Wooster, OH	767	12,247	13,014	2,551
Melrose West	Wooster, OH	94	1,132	1,226	284
Memphis Blues	Memphis, TN	336	10,773	11,109	2,286
Monroe Valley	Jonestown, PA	114	1,668	1,782	425
Moosic Heights	Avoca, PA	330	7,342	7,672	1,976
Mount Pleasant Village	Mount Pleasant, PA	280	4,828	5,108	599
Mountaintop	Narvon, PA	249	2,325	2,574	668
New Colony	West Mifflin, PA	448	4,943	5,391	242
Northtowne Meadows	Erie, PA	1,312	25,410	26,722	1,452
Oak Ridge	Elkhart, IN	500	10,734	11,234	2,967
Oakwood Lake	Tunkhannock, PA	379	3,387	3,766	865
Olmsted Falls	Olmsted Township, OH	569	5,332	5,901	1,278
Oxford	West Grove, PA	155	3,764	3,919	2,253
Parke Place	Elkhart, IN	4,317	16,095	20,412	2,466
Perrysburg Estates	Perrysburg, OH	407	7,417	7,824	457
Pikewood Manor	Elyria, OH	1,071	34,279	35,350	2,251
Pine Ridge/Pine Manor	Carlisle, PA	145	10,637	10,782	4,235
Pine Valley	Apollo, PA	732	8,772	9,504	3,540
Pleasant View	Bloomsburg, PA	282	4,580	4,862	1,173
Port Royal	Belle Vernon, PA	505	17,145	17,650	8,007
Redbud Estates	Anderson, IN	1,753	19,584	21,337	1,668
River Valley	Marion, OH	236	9,332	9,568	4,170
Rolling Hills Estates	Carlisle, PA	301	3,369	3,670	1,016
Rostraver Estates	Belle Vernon, PA	814	4,671	5,485	963
Sandy Valley	Magnolia, OH	270	13,480	13,750	5,590
Shady Hills	Nashville, TN	337	7,812	8,149	2,225
Somerset/Whispering	Somerset, PA	1,489	11,019	12,508	4,311
Southern Terrace	Columbiana, OH	63	3,999	4,062	1,158
Southwind	Jackson, NJ	100	3,651	3,751	2,200
Spreading Oaks	Athens, OH	67	5,531	5,598	2,251
Springfield Meadows	Springfield, OH	1,230	4,841	6,071	606
Suburban Estates	Greensburg, PA	299	10,415	10,714	2,947
Summit Estates	Ravenna, OH	198	6,925	7,123	1,411
Summit Village	Marion, IN	522	4,754	5,276	685
Sunny Acres	Somerset, PA	287	9,055	9,342	2,805
Sunnyside	Eagleville, PA	450	3,343	3,793	859

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020 (in thousands)

Column A		Column E (10) (11)			Column F
Description		Gross Amount at Which Carried at 12/31/20
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Trailmont	Goodlettsville, TN	$411	$5,441	$5,852	$1,510
Twin Oaks	Olmsted Township, OH	998	5,541	6,539	1,543
Twin Pines	Goshen, IN	650	11,608	12,258	2,968
Valley High	Ruffs Dale, PA	284	4,607	4,891	848
Valley Hills	Ravenna, OH	996	15,581	16,577	3,266
Valley Stream	Mountaintop, PA	323	4,397	4,720	800
Valley View HB	Honeybrook, PA	1,380	9,424	10,804	2,198
Valley View I	Ephrata, PA	280	5,596	5,876	1,628
Valley View II	Ephrata, PA	72	1,802	1,874	538
Voyager Estates	West Newton, PA	742	7,623	8,365	1,208
Waterfalls	Hamburg, NY	424	8,826	9,250	4,589
Wayside	Bellefontaine, OH	261	3,311	3,572	308
Weatherly Estates	Lebanon, TN	1,184	8,000	9,184	3,676
Wellington Estates	Export, PA	896	10,032	10,928	970
Wood Valley	Caledonia, OH	260	7,629	7,889	3,463
Woodland Manor	West Monroe, NY	77	5,270	5,347	1,561
Woodlawn	Eatontown, NJ	135	2,197	2,332	950
Woods Edge	West Lafayette, IN	1,808	21,106	22,914	3,615
Worthington Arms	Lewis Center, OH	437	18,174	18,611	3,099
Youngstown Estates	Youngstown, NY	269	3,358	3,627	649
		$71,485	$1,028,771	$1,100,256	$254,369

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Arbor Estates	Doylestown, PA	1959	2013	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Boardwalk	Elkhart, IN	1995-1996	2017	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Camelot Village	Anderson, IN	1998	2018	5 to 27.5
Camelot Woods	Altoona, PA	1999	2020	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedarcrest Village	Vineland, NJ	1973	1986	5 to 27.5
Chambersburg	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
Cinnamon Woods	Conowingo, MD	2005	2017	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	5 to 27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Athens, PA	1964	2012	5 to 27.5
Cross Keys	Duncansville, PA	1961	1979	5 to 27.5
Crossroads Village	Mount Pleasant, PA	1955/2004	2017	5 to 27.5
D&R	Clifton Park, NY	1972	1978	5 to 27.5
Dallas Mobile Home	Toronto, OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield, OH	1973	2014	5 to 27.5
Evergreen Estates	Lodi, OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Fifty One Estates	Elizabeth, PA	1970	2019	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Fox Chapel Village	Cheswick, PA	1975	2017	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Friendly Village	Perrysburg, OH	1970	2019	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	5 to 27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin, OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
High View Acres	Apollo, PA	1984	2017	5 to 27.5
Highland	Elkhart, IN	1969	2013	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillcrest Crossing	Lower Burrell, PA	1971	2017	5 to 27.5
Hillcrest Estates	Marysville, OH	1995	2017	5 to 27.5
Hillside Estates	Greensburg, PA	1980	2014	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Holiday Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5
Independence Park	Clinton, PA	1987	2014	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Erie Estates	Fredonia, NY	1965	2020	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Lakeview Meadows	Lakeview, OH	1995	2016	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
Marysville Estates	Marysville, OH	1960s to 2015	2017	5 to 27.5
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Meadows of Perrysburg	Perrysburg, OH	1998	2018	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	5 to 27.5
Memphis Blues	Memphis, TN	1955	1985	5 to 27.5
Monroe Valley	Jonestown, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mount Pleasant Village	Mount Pleasant, PA	1977-1986	2017	5 to 27.5
Mountaintop	Narvon, PA	1972	2012	5 to 27.5
New Colony	West Mifflin, PA	1930/1973	2019	5 to 27.5
Northtowne Meadows	Erie, MI	1988	2019	5 to 27.5
Oak Ridge	Elkhart, IN	1990	2013	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Township, OH	1953/1970	2012	5 to 27.5
Oxford	West Grove, PA	1971	1974	5 to 27.5
Parke Place	Elkhart, IN	1995-1996	2017	5 to 27.5
Perrysburg Estates	Perrysburg, OH	1972	2018	5 to 27.5
Pikewood Manor	Elyria, OH	1962	2018	5 to 27.5
Pine Ridge/Pine Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View	Bloomsburg, PA	1960’s	2010	5 to 27.5
Port Royal	Belle Vernon, PA	1973	1983	5 to 27.5
Redbud Estates	Anderson, IN	1966/1998/2003	2018	5 to 27.5
River Valley	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Vernon, PA	1970	2014	5 to 27.5
Sandy Valley	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	5 to 27.5
Southern Terrace	Columbiana, OH	1983	2012	5 to 27.5
Southwind	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5
Springfield Meadows	Springfield, OH	1970	2016	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Summit Village	Marion, IN	2000	2018	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks	Olmsted Township, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

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

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(1)	Represents one mortgage note payable secured by twenty-eight properties.

(2)	Represents one mortgage note payable secured by thirteen properties.

(3)	Represents one mortgage note payable secured by six properties.

(4)	Represents one mortgage note payable secured by five properties.

(5)	Represents one mortgage note payable secured by five properties.

(6)	Represents one mortgage note payable secured by four properties.

(7)	Represents one mortgage note payable secured by two properties.

(8)	Represents one mortgage note payable secured by two properties.

(9)	Represents one mortgage note payable secured by two properties.

(10)	Reconciliation

	/———-FIXED ASSETS————/ (in thousands)
	12/31/20	12/31/19	12/31/18

Balance – Beginning of Year	$1,008,104	$874,601	$758,487

Additions:
Acquisitions	7,835	56,015	58,730
Improvements	88,684	81,399	61,102
Total Additions	96,519	137,414	119,832

Deletions	(4,367)	(3,911)	(3,718)

Balance – End of Year	$1,100,256	$1,008,104	$874,601

	/——ACCUMULATED DEPRECIATION——/ (in thousands)
	12/31/20	12/31/19	12/31/18

Balance – Beginning of Year	$216,332	$182,599	$153,592

Additions:
Depreciation	39,525	34,816	29,841
Total Additions	39,525	34,816	29,841

Deletions	(1,488)	(1,083)	(834)

Balance – End of Year	$254,369	$216,332	$182,599

(11)	The aggregate cost for Federal tax purposes approximates historical cost.

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

Dated: March 10, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Eugene W. Landy	Chairman of the Board	March 10, 2021
EUGENE W. LANDY

/s/ Samuel A. Landy	President, Chief Executive Officer and Director	March 10, 2021
SAMUEL A. LANDY

/s/ Anna T. Chew	Vice President, Chief Financial and Accounting	March 10, 2021
ANNA T. CHEW	Officer, Treasurer and Director

/s/ Amy Butewicz	Director	March 10, 2021
AMY BUTEWICZ

/s/ Jeffrey A. Carus	Director	March 10, 2021
JEFFREY A. CARUS

/s/ Matthew Hirsch	Director	March 10, 2021
MATTHEW HIRSCH

/s/ Michael P. Landy	Director	March 10, 2021
MICHAEL P. LANDY

/s/ Stuart Levy	Director	March 10, 2021
STUART LEVY

/s/ William Mitchell	Director	March 10, 2021
WILLIAM MITCHELL

/s/ Kenneth K. Quigley, Jr.	Director	March 10, 2021
KENNETH K. QUIGLEY

/s/ Stephen B. Wolgin	Director	March 10, 2021
STEPHEN B. WOLGIN

-108-