Form 10-Q
period 2021-06-30
UMH PROPERTIES, INC.
filed 2021-08-04
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

_______________________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of August 2, 2021
Common Stock, $.10 par value per share	47,414,834

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(in thousands except per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
- ASSETS -

Investment Property and Equipment
Land	$74,928	$73,704
Site and Land Improvements	681,814	656,721
Buildings and Improvements	28,480	28,153
Rental Homes and Accessories	369,054	349,905
Total Investment Property	1,154,276	1,108,483
Equipment and Vehicles	23,244	22,572
Total Investment Property and Equipment	1,177,520	1,131,055
Accumulated Depreciation	(294,118)	(272,823)
Net Investment Property and Equipment	883,402	858,232

Other Assets
Cash and Cash Equivalents	90,096	15,336
Marketable Securities at Fair Value	115,429	103,172
Inventory of Manufactured Homes	23,453	25,450
Notes and Other Receivables, net	51,406	46,414
Prepaid Expenses and Other Assets	18,301	19,984
Land Development Costs	29,776	20,825
Total Other Assets	328,461	231,181

TOTAL ASSETS	$1,211,863	$1,089,413

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(in thousands except per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$466,214	$471,477

Other Liabilities:
Accounts Payable	5,614	4,390
Loans Payable, net of unamortized debt issuance costs	63,510	87,009
Accrued Liabilities and Deposits	16,217	17,296
Tenant Security Deposits	7,847	7,433
Total Other Liabilities	93,188	116,128
Total Liabilities	559,402	587,605

Commitments and Contingencies

Shareholders’ Equity:
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 13,750 shares authorized; 9,884 shares issued and outstanding as of June 30, 2021 and December 31, 2020	247,100	247,100
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 9,300 shares authorized; 8,609 and 6,434 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	215,219	160,854
Common Stock - $0.10 par value per share; 140,364 shares authorized; 47,387 and 41,920 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4,739	4,192
Excess Stock - $0.10 par value per share; 3,000 shares authorized; no shares issued or outstanding as of June 30, 2021 and December 31, 2020	0	0
Additional Paid-In Capital	210,767	115,026
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total Shareholders’ Equity	652,461	501,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,211,863	$1,089,413

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

INCOME:
Rental and Related Income	$39,341	$35,051	$78,054	$69,409
Sales of Manufactured Homes	9,618	5,033	14,037	8,248
Total Income	48,959	40,084	92,091	77,657

EXPENSES:
Community Operating Expenses	17,045	15,438	34,182	30,946
Cost of Sales of Manufactured Homes	7,017	3,617	10,488	6,018
Selling Expenses	1,362	1,279	2,493	2,376
General and Administrative Expenses	3,339	2,742	6,780	5,328
Depreciation Expense	11,184	10,272	22,192	20,499
Total Expenses	39,947	33,348	76,135	65,167

OTHER INCOME (EXPENSE):
Interest Income	792	691	1,609	1,408
Dividend Income	1,287	1,555	2,589	3,298
Gain (Loss) on Sales of Marketable Securities, net	436	0	(294)	0
Increase (Decrease) in Fair Value of Marketable Securities	9,291	13,411	19,510	(25,182)
Other Income	152	166	299	329
Interest Expense	(4,972)	(4,195)	(9,770)	(8,620)
Total Other Income (Expense)	6,986	11,628	13,943	(28,767)

Income (Loss) before Gain (Loss) on Sales of Investment Property and Equipment	15,998	18,364	29,899	(16,277)
Gain (Loss) on Sales of Investment Property and Equipment	5	(39)	(18)	(146)
Net Income (Loss)	16,003	18,325	29,881	(16,423)
Less: Preferred Dividends	(7,600)	(8,090)	(14,639)	(16,180)
Net Income (Loss) Attributable to Common Shareholders	$8,403	$10,235	$15,242	$(32,603)

Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$0.18	$0.25	$0.34	$(0.79)
Weighted Average Common Shares Outstanding:
Basic	45,476	41,210	44,056	41,195
Diluted	46,628	41,526	45,008	41,195

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2020	41,920	$4,192	$0	$247,100

Common Stock Issued with the DRIP*	239	24	0	0
Common Stock Issued through Restricted Stock Awards	297	30	0	0
Common Stock Issued through Stock Options	215	21	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	352	35	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance March 31, 2021	43,023	4,302	0	247,100

Common Stock Issued with the DRIP*	70	7	0	0
Common Stock Issued through Stock Options	400	40	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	3,894	390	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance June 30, 2021	47,387	$4,739	$0	$247,100

Balance December 31, 2019	41,130	$4,113	$95,030	$243,750

Common Stock Issued with the DRIP*	133	13	0	0
Common Stock Issued through Restricted Stock Awards	26	3	0	0
Common Stock Issued through Stock Options	29	3	0	0
Repurchase of Preferred Stock	0	0	(13)	0
Repurchase of Common Stock	(152)	(15)	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Loss	0	0	0	0

Balance March 31, 2020	41,166	4,117	95,017	243,750

Common Stock Issued with the DRIP*	157	15	0	0
Repurchase of Common Stock	(22)	(2)	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance June 30, 2020	41,301	$4,130	$95,017	$243,750

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(in thousands)

	Preferred Stock Series D	Additional Paid-In Capital	Undistributed Income (Accumulated Deficit)	Total Shareholders’ Equity

Balance December 31, 2020	$160,854	$115,026	$(25,364)	$501,808

Common Stock Issued with the DRIP*	0	3,838	0	3,862
Common Stock Issued through Restricted Stock Awards	0	(30)	0	0
Common Stock Issued through Stock Options	0	2,567	0	2,588
Common Stock Issued in connection with At-The-Market Offerings, net	0	6,550	0	6,585
Preferred Stock Issued in connection with At-The-Market Offerings, net	31,591	(727)	0	30,864
Distributions	0	(1,209)	(13,878)	(15,087)
Stock Compensation Expense	0	750	0	750
Net Income	0	0	13,878	13,878

Balance March 31, 2021	192,445	126,765	(25,364)	545,248

Common Stock Issued with the DRIP*	0	1,469	0	1,476
Common Stock Issued through Stock Options	0	4,683	0	4,723
Common Stock Issued in connection with At-The-Market Offerings, net	0	77,727	0	78,117
Preferred Stock Issued in connection with At-The-Market Offerings, net	22,774	(425)	0	22,349
Distributions	0	(226)	(16,003)	(16,229)
Stock Compensation Expense	0	774	0	774
Net Income	0	0	16,003	16,003

Balance June 30, 2021	$215,219	$210,767	$(25,364)	$652,461

Balance December 31, 2019	$66,268	$162,542	$(25,364)	$546,339

Common Stock Issued with the DRIP*	0	1,588	0	1,601
Common Stock Issued through Restricted Stock Awards	0	(3)	0	0
Common Stock Issued through Stock Options	0	303	0	306
Repurchase of Preferred Stock	0	1	0	(12)
Repurchase of Common Stock	0	(1,589)	0	(1,604)
Preferred Stock Issued in connection with At-The-Market Offerings, net	63,999	(867)	0	63,132
Distributions	0	(50,255)	34,748	(15,507)
Stock Compensation Expense	0	574	0	574
Net Loss	0	0	(34,748)	(34,748)

Balance March 31, 2020	130,267	112,294	(25,364)	560,081

Common Stock Issued with the DRIP*	0	1,728	0	1,743
Repurchase of Common Stock	0	(223)	0	(225)
Distributions	0	2,818	(18,325)	(15,507)
Stock Compensation Expense	0	313	0	313
Net Income	0	0	18,325	18,325

Balance June 30, 2020	$130,267	$116,930	$(25,364)	$564,730

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(in thousands)

	SIX MONTHS ENDED
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$29,881	$(16,423)
Non-Cash items included in Net Income (Loss):
Depreciation	22,192	20,499
Amortization of Financing Costs	450	410
Stock Compensation Expense	1,524	887
Provision for Uncollectible Notes and Other Receivables	631	740
Loss on Sales of Marketable Securities, net	294	0
(Increase) Decrease in Fair Value of Marketable Securities	(19,510)	25,182
Loss on Sales of Investment Property and Equipment	18	146
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	1,997	4,209
Notes and Other Receivables, net of notes acquired with acquisitions	(5,422)	(3,359)
Prepaid Expenses and Other Assets	589	(2,270)
Accounts Payable	1,224	(285)
Accrued Liabilities and Deposits	(1,079)	820
Tenant Security Deposits	414	436
Net Cash Provided by Operating Activities	33,203	30,992

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(18,926)	0
Purchase of Investment Property and Equipment	(29,908)	(37,666)
Proceeds from Sales of Investment Property and Equipment	1,253	1,124
Additions to Land Development Costs	(8,951)	(7,457)
Purchase of Marketable Securities	(9)	(690)
Proceeds from Sales of Marketable Securities	6,968	0
Net Cash Used in Investing Activities	(49,573)	(44,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Payments on Short-Term Borrowings	(23,615)	(17,733)
Principal Payments of Mortgages	(5,597)	(4,256)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	53,213	63,132
Proceeds from At-The-Market Common Equity Program, net of offering costs	84,702	0
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments reinvestments	3,553	1,670
Repurchase of Preferred Stock, net	0	(12)
Repurchase of Common Stock, net	0	(1,830)
Proceeds from Exercise of Stock Options	7,311	306
Preferred Dividends Paid	(14,639)	(16,180)
Common Dividends Paid, net of Dividend Reinvestments	(14,892)	(13,159)
Net Cash Provided by Financing Activities	90,036	11,938

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	73,666	(1,759)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	28,593	18,996
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$102,259	$17,237

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 127 manufactured home communities containing approximately 24,000 developed homesites as of June 30, 2021. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), also sells manufactured homes to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company’s 127 residential communities remain open and operational. The effects of the COVID-19 pandemic did not significantly impact the Company’s operating results for the three and six months ended June 30, 2021. However, the future effects of the evolving impact of the COVID-19 pandemic are uncertain.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company previously entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of December 31, 2020 and June 30, 2021, these agreements had expired and the Company does not have any interest rate swap agreements in effect.

Leases

We account for our leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of June 30, 2021, the right-of-use assets and corresponding lease liabilities of $3.7 million are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2021	$217
2022	423
2023	391
2024	391
2025	391
Thereafter	19,495

Total Lease Payments	$21,308

The weighted average remaining lease term for these leases is 163.3 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	6/30/21	12/31/20	6/30/20	12/31/19

Cash and Cash Equivalents	$90,096	$15,336	$10,970	$12,902
Restricted Cash	12,163	13,257	6,267	6,094
Cash, Cash Equivalents And Restricted Cash	$102,259	$28,593	$17,237	$18,996

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

Notes Receivables

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of June 30, 2021 and 2020, the Company had notes receivable of $48.2 million and $38.3 million, net the fair value adjustment of $1.0 million and $0.8 million, respectively. Notes receivable are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three and six months ended June 30, 2021, common stock equivalents resulting from employee stock options to purchase 2.8 million shares of common stock amounted to 1.2 million and 952,000 shares, respectively, which were included in the computation of Diluted Net Income (Loss) per Share. For the six months ended June 30, 2020, common stock equivalents resulting from employee stock options to purchase 3.3 million shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the three months ended June 30, 2020, common stock equivalents resulting from employee stock options to purchase 3.3 million shares of common stock amounted to 316,000 shares, which were included in the computation of Diluted Net Income (Loss) per Share.

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

On June 1, 2021, the Company acquired Bayshore Estates, located in Sandusky, Ohio, for approximately $10.3 million. This community contains a total of 206 developed homesites that are situated on approximately 56 total acres. At the date of acquisition, the average occupancy for this community was approximately 86%.

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $630,000 for the six months ended June 30, 2021, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the six months ended June 30, 2021 (in thousands):

At Acquisition Date
Assets Acquired:
Land	$1,014
Depreciable Property	17,715
Other	197
Total Assets Acquired	$18,926

See Note 12 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $115.4 million as of June 30, 2021, which represents 7.7% of undepreciated assets. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three and six months ended June 30, 2021, the Company sold securities with a cost basis of $2.0 million and $7.3 million, respectively, and recognized a gain on sales of $436,000 and a loss on sales of $294,000, respectively. As of June 30, 2021, the Company owned a total of 2.7 million common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, at a total cost of $25.0 million and a fair value of $49.7 million.

As of June 30, 2021, the Company had total net unrealized losses of $19.8 million in its REIT securities portfolio. For the three and six months ended June 30, 2021, the Company recorded an increase of $9.3 million and $19.5 million, respectively, in the fair value of these marketable securities. The Company held eleven securities that had unrealized losses as of June 30, 2021. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provided for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extended the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. On February 5, 2021, the Company entered into a Second Amendment to Amended and Restated Credit Agreement with BMO to further reduce the capitalization rate from 7.0% to 6.5%. As of June 30, 2021, the amount outstanding under the Facility was $45 million and the interest rate was 1.59%.

Loans Payable

The following is a summary of our loans payable as of June 30, 2021 and December 31, 2020 (in thousands):

	6/30/2021		12/31/2020
	Amount	Rate	Amount	Rate

Margin Loan	$0	0.75%	$17,608	0.75%
Unsecured line of credit	45,000	1.59%	45,000	1.65%
Floorplan inventory financing	7,739	4.37%	13,087	4.44%
FirstBank rental home financing	5,000	3.50%	5,000	3.50%
OceanFirst notes receivable financing	6,000	3.25%	6,000	3.25%
Other	0	0%	658	4.22%
Total Loans Payable	63,739	2.23%	87,353	2.12%
Unamortized debt issuance costs	(229)		(344)
Loans Payable, net of unamortized debt issuance costs	$63,510	2.24%	$87,009	2.13%

Mortgages Payable

The following is a summary of our mortgages payable as of June 30, 2021 and December 31, 2020 (in thousands):

	6/30/2021		12/31/2020
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$470,693	3.81%	$476,390	3.81%
Unamortized debt issuance costs	(4,479)		(4,913)
Mortgages Payable, net of unamortized debt issuance costs	$466,214	3.84%	$471,477	3.85%

As of June 30, 2021 and December 31, 2020, the weighted average loan maturity of mortgages payable was 5.5 years and 6.0 years, respectively.

NOTE 6 - SHAREHOLDERS’ EQUITY

Common Stock

On June 15, 2021, the Company paid total cash dividends of $8.6 million or $0.19 per share to common shareholders of record as of the close of business on May 17, 2021, of which $865,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On July 1, 2021, the Company declared a dividend of $0.19 per share to be paid September 15, 2021 to common shareholders of record as of the close of business on August 16, 2021.

During the six months ended June 30, 2021, the Company received, including dividends reinvested of $1.8 million, a total of $5.3 million from its DRIP. There were 309,000 shares issued under the DRIP during this period.

On January 13, 2021, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three and six months ended June 30, 2021, the Company did not repurchase any shares of its Common Stock.

Common Stock At-The-Market Sales Program

On June 30, 2020, the Company entered into an Equity Distribution Agreement (“Common ATM Program”) with BMO Capital Markets Corp., B. Riley FBR, Inc. (“B Riley”), Compass Point Research & Trading, LLC, D.A. Davidson & Co., Janney Montgomery Scott LLC, and J.P. Morgan Securities LLC, as distribution agents (the “Distribution Agents”) permitting the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $100 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Common ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the Common ATM Program are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-238321), filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, and declared effective on June 1, 2020 (the “2020 Registration Statement”), and the prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated June 30, 2020. For the six months ended June 30, 2021, 4.2 million shares of Common Stock were issued and sold at a weighted average price of $20.26 per share, generating gross proceeds of $86.0 million and net proceeds of $84.7 million, after offering expenses. As of June 30, 2021, $12.0 million of common stock remained eligible for sale under the Common ATM Program.

6.75% Series C Cumulative Redeemable Preferred Stock

On June 15, 2021, the Company paid $4.2 million in dividends or $0.421875 per share for the period from March 1, 2021 through May 31, 2021 to holders of record as of the close of business on May 17, 2021 of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred Stock”). Dividends on our Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.6875 per share. Total dividends paid to our Series C Preferred Stock shareholders for the six months ended June 30, 2021 amounted to $8.3 million.

On July 1, 2021, the Company declared a dividend of $0.421875 per share for the period from June 1, 2021 through August 31, 2021 to be paid on September 15, 2021 to Series C Preferred Stock shareholders of record as of the close of business on August 16, 2021.

6.375% Series D Cumulative Redeemable Preferred Stock

On June 15, 2021, the Company paid $3.4 million in dividends or $0.3984375 per share for the period from March 1, 2021 through May 31, 2021 to holders of record as of the close of business on May 17, 2021 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share. Total dividends paid to our Series D Preferred Stock shareholders for the six months ended June 30, 2021 amounted to $6.3 million.

On July 1, 2021, the Company declared a dividend of $0.3984375 per share for the period from June 1, 2021 through August 31, 2021 to be paid on September 15, 2021 to Series D Preferred Stock shareholders of record as of the close of business on August 16, 2021.

Preferred Stock At-The-Market Sales Program

On July 22, 2020, the Company entered into a Preferred Stock At-The-Market Sales Program (“New Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the New Preferred ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Series C Preferred Stock and/or Series D Preferred Stock sold under the New Preferred ATM Program are offered pursuant to the Company’s 2020 Registration Statement and are sold and issued pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated July 22, 2020. The New Preferred ATM Program replaced the Company’s previous at-the-market sales program for its Series C Preferred Stock and/or Series D Preferred Stock. During the six months ended June 30, 2021, 2.2 million shares of Series D Preferred Stock were issued and sold at a weighted average price of $24.89 per share, generating total gross proceeds of $54.1 million and total net proceeds of $53.2 million, after offering expenses. As of June 30, 2021, $12.2 million in shares of Series C Preferred Stock and/or Series D Preferred Stock remained eligible for sale under the New Preferred ATM Program.

NOTE 7 – STOCK BASED COMPENSATION

On June 16, 2021, the shareholders approved and ratified an amendment of the Company’s Amended and Restated 2013 Incentive Award (the Plan). The amendment provides for an additional 3,000,000 common shares for future grant of option awards, restricted stock awards, or other stock-based awards.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $774,000 and $1.5 million have been recognized for the three and six months ended June 30, 2021, respectively, and $313,000 and $887,000 have been recognized for the three and six months ended June 30, 2020, respectively.

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

On January 29, 2021, the Company awarded special restricted stock grants totaling 146,572 shares to five employees for their successful efforts on the August 2020 groundbreaking Federal National Mortgage Association (“Fannie Mae”) financing at 2.62%, the proceeds of which were used to redeem our 8% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share. The grant date fair value of these restricted stock grants was $3.2 million, which will be expensed over the vesting period. Vesting of these grants is subject to both time and performance-based vesting criteria as follows:

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

On March 18, 2021, the Company granted options to purchase 159,400 shares of common stock to forty-two participants in the Plan. The grant date fair value of these options amounted to $327,000. These grants vest ratably over 5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2021:

2021

Dividend yield	5.42%
Expected volatility	24.27%
Risk-free interest rate	1.71%
Expected lives	10
Estimated forfeitures	0

During the six months ended June 30, 2021, thirty-two participants exercised options to purchase a total of 615,000 shares of common stock at a weighted-average exercise price of $11.89 per share for total proceeds of $7.3 million. The aggregate intrinsic value of options exercised was $5.1 million.

As of June 30, 2021, there were options outstanding to purchase 2.8 million shares, with an aggregate intrinsic value of $25.7 million. There were 2.9 million shares available for grant under the Plan, after giving effect to the above-described amendment to the Plan approved by shareholders on June 16, 2021.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2021:
Marketable Securities - Preferred stock	$2,045	$2,045	$0	$0
Marketable Securities - Common stock	113,384	113,384	0	0
Total	$115,429	$115,429	$0	$0

As of December 31, 2020:
Marketable Securities - Preferred stock	$2,601	$2,601	$0	$0
Marketable Securities - Common stock	100,571	100,571	0	0
Total	$103,172	$103,172	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2021, the estimated fair value of fixed rate mortgages payable amounted to $481.4 million and the carrying value of fixed rate mortgages payable amounted to $470.7 million.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of June 30, 2021, the total loan balance under this agreement was approximately $1.5 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of June 30, 2021, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $1.8 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in notes and other receivables is approximately $41.1 million of loans that the Company acquired under the COP Program as of June 30, 2021.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2021 and 2020 was $10.1 million and $8.8 million, respectively. Interest cost capitalized to land development was $693,000 and $547,000 for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021 and 2020, the Company had Dividend Reinvestments of $1.8 million and $1.7 million, respectively, which required no cash transfers.

NOTE 11– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On July 14, 2021, the Company granted options to purchase 608,500 shares of common stock to forty-six participants in the Company’s Amended and Restated 2013 Incentive Award Plan. The grant date fair value of these options amounted to $1.5 million. These grants vest ratably over 5 years.

On July 28, 2021, the Company paid down its current balance on its floorplan financing. In addition, on August 2, 2021, the Company paid down $20 million on its unsecured line of credit.

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

	Three Months Ended		Six Months Ended
	6/30/21	6/30/20	6/30/21	6/30/20

Rental and Related Income	$39,557	$35,789	$78,606	$70,885
Community Operating Expenses	17,077	15,799	34,275	31,668
Net Income (Loss) Attributable to Common Shareholders	8,512	10,247	15,504	(32,581)
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic	$0.19	$0.25	$0.35	$(0.79)
Net Income (Loss) Attributable to Common Shareholders Per Share –Diluted	$0.18	$0.25	$0.34	$(0.79)

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

Collections are consistent with pre-pandemic levels and we have collected 95% of July site and home rent as of today’s date. Many of our are benefitting from the federal government’s funding of the Emergency Rental Assistance Programs that have been enacted in each state.

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

As of June 30, 2021, the Company owned and operated 127 manufactured home communities containing approximately 24,000 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales and revenue under cable service agreements as well as from appreciation in the values of the manufactured home communities and vacant land owned by the Company. The Company also invests in securities of other REITs which the Company generally limits to no more than approximately 15% of its undepreciated assets. As of June 30, 2021, the securities portfolio represented 7.7% of undepreciated assets.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and six months ended June 30, 2021, rental and related income increased 12% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 14%, respectively. Same property NOI, which includes communities owned and operated as of January 1, 2020, increased 15% for the six months ended June 30, 2021 over the prior year period driven by a 280 basis point increase in occupancy to 87.1%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

Sales of manufactured homes increased 70% during the six months ended June 30, 2021 from the prior year. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should continue to result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 352 rental homes during the first six months of 2021. This brought the total number of rental homes to approximately 8,600 rental homes, or 40.0% of total sites. Occupied rental homes represented approximately 35.9% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 95.9% as of June 30, 2021. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate ordering a total of approximately 800 - 900 rental homes in 2021.

During the six months ended June 30, 2021, the Company acquired three communities, located in Alabama, South Carolina and Ohio, containing a total of 543 homesites on 113 acres for an aggregate purchase price of approximately $18.3 million.

The following is a summary of the communities acquired during the six months ended June 30, 2021 (in thousands):

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Deer Run	January 8, 2021	AL	195	$4,555	33	37%

Iris Winds	January 21, 2021	SC	142	3,445	24	49%

Bayshore Estates	June 1, 2021	OH	206	10,300	56	86%

Total as of June 30, 2021			543	$18,300	113	59%

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

The Company’s Community NOI for the three and six months ended June 30, 2021 and 2020 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/21	6/30/20	6/30/21	6/30/20

Rental and Related Income	$39,341	$35,051	$78,054	$69,409
Less: Community Operating Expenses	17,045	15,438	34,182	30,946
Community NOI	$22,296	$19,613	$43,872	$38,463

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds from Operations Attributable to Common Shareholders (“FFO”), which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by The National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the U.S. of America (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, the change in the fair value of marketable securities, and the gain or loss on the sale of marketable securities plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option, pertaining to assets incidental to our main business in the calculation of NAREIT FFO, to make an election to include or exclude gains and losses on the sale of these assets, such as marketable equity securities and include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude the gains and losses realized on marketable securities investments and the change in the fair value of marketable securities from our FFO calculation. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”), as FFO excluding certain one-time charges. FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and Normalized FFO and, accordingly, our FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO and Normalized FFO (i) do not represent cash flow from operations as defined by U.S. GAAP; (ii) should not be considered as alternatives to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.

The Company’s FFO and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2021 and 2020 are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/21	6/30/20	6/30/21	6/30/20

Net Income (Loss) Attributable to Common Shareholders	$8,403	$10,235	$15,242	$(32,603)
Depreciation Expense	11,184	10,272	22,192	20,499
(Gain) Loss on Sales of Depreciable Assets	(5)	39	18	146
(Increase) Decrease in Fair Value of Marketable Securities	(9,291)	(13,411)	(19,510)	25,182
(Gain) Loss on Sales of Marketable Securities, net	(436)	-0-	294	-0-
FFO Attributable to Common Shareholders	9,855	7,135	18,236	13,224

Adjustments:
Non- Recurring Other Expense (1)	426	-0-	746	-0-
Normalized FFO Attributable to Common Shareholders	$10,281	$7,135	$18,982	$13,224

(1)	Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which is being expensed over the vesting period.

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	6/30/21	6/30/20

Operating Activities	$33,203	$30,992
Investing Activities	(49,573)	(44,689)
Financing Activities	90,036	11,938

Changes In Results Of Operations

Rental and related income increased 12% from $35.1 million for the three months ended June 30, 2020 to $39.3 million for the three months ended June 30, 2021. Rental and related income increased 12% from $69.4 million for the six months ended June 30, 2020 to $78.1 million for the six months ended June 30, 2021. This increase was primarily due to the acquisitions made during 2020 and 2021, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 4% annually at most communities. Same property occupancy has increased 280 basis points from 84.3% as of June 30, 2020 to 87.1% at June 30, 2021. Occupied rental homes increased 12% from approximately 7,400 homes at June 30, 2020 to 8,300 homes at June 30, 2021.

Community operating expenses increased 10% from $15.4 million for the three months ended June 30, 2020 to $17.0 million for the three months ended June 30, 2021. This increase was primarily due to new acquisitions, travel, insurance, real estate taxes and payroll and personnel costs. Community operating expenses increased 10% from $30.9 million for the six months ended June 30, 2020 to $34.2 million for the six months ended June 30, 2021. This increase was primarily due to new acquisitions, an increase in snow and tree removal costs and payroll and personnel costs.

Community NOI increased 14% from $19.6 million for the three months ended June 30, 2020 to $22.3 million for the three months ended June 30, 2021. Community NOI increased 14% from $38.5 million for the six months ended June 30, 2020 to $43.9 million for the six months ended June 30, 2021. These increases were primarily due to the acquisitions during 2020 and 2021 and increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 43.3% and 44.0% for the three months ended June 30, 2021 and 2020, respectively. The Company’s Operating Expense Ratio was 43.8% and 44.6% for the six months ended June 30, 2021 and 2020, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 91% from $5.0 million, or 82 homes, for the three months ended June 30, 2020 to $9.6 million, or 120 homes, for the three months ended June 30, 2021. Sales of manufactured homes increased 70% from $8.2 million, or 144 homes, for the six months ended June 30, 2020 to $14.0 million, or 193 homes, for the six months ended June 30, 2021. Cost of sales of manufactured homes amounted to $7.0 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively. Cost of sales of manufactured homes amounted to $10.5 million and $6.0 million for the six months ended June 30, 2021 and 2020, respectively. The gross profit percentage was 27% and 28% for the three months ended June 30, 2021 and 2020, respectively. The gross profit percentage was 25% and 27% for the six months ended June 30, 2021 and 2020, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.4 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $2.5 and $2.4 million for the six months ended June 30, 2021 and 2020, respectively. Income (Loss) from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to income of $1.2 million or 12% of total sales and income of $118,000 or 2% of total sales for the three months ended June 30, 2021 and 2020, respectively. Income (Loss) from the sales operations amounted to income of $929,000 or 7% of total sales and a loss of $197,000 or 2% of total sales for the six months ended June 30, 2021 and 2020, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

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

General and administrative expenses increased 22% from $2.7 million for the three months ended June 30, 2020 to $3.3 million for the three months ended June 30, 2021. General and administrative expenses increased 27% from $5.3 million for the six months ended June 30, 2020 to $6.8 million for the six months ended June 30, 2021. These increases were due to an increase in personnel costs, including an increase in the bonus accrual based on FFO metrics, an increase in stock-based compensation, including special restricted stock grants for the recent groundbreaking Fannie Mae financing, and an increase in matching contributions associated with our 401(k) Plan. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was 6.5% and 7.0% for the three and six months ended June 30, 2021, respectively, as compared to 6.5% and 6.4% for the three and six months ended June 30, 2020, respectively. Without the special bonus and restricted stock grants, this percentage was 5.7% and 6.2% for the three and six months ended June 30, 2021, respectively.

Depreciation expense increased 9% from $10.3 million for the three months ended June 30, 2020 to $11.2 million for the three months ended June 30, 2021. Depreciation expense increased 8% from $20.5 million for the six months ended June 30, 2020 to $22.2 million for the six months ended June 30, 2021. This increase was primarily due to the acquisitions in 2020 and 2021 and the increase in rental homes during 2020 and 2021.

Interest income increased 15% from $691,000 for the three months ended June 30, 2020 to $792,000 for the three months ended June 30, 2021. Interest income increased 14% from $1.4 million for the six months ended June 30, 2020 to $1.6 million for the six months ended June 30, 2021. This increase was primarily due to an increase in the average balance of notes receivable from $35.2 million at June 30, 2020 to $43.8 million at June 30, 2021.

Dividend income decreased 17% from $1.6 million for the three months ended June 30, 2020 to $1.3 million for the three months ended June 30, 2021. Dividend income decreased 21% from $3.3 million for the six months ended June 30, 2020 to $2.6 million for the six months ended June 30, 2021. This decrease was due to reduced dividends from our securities holdings. Dividends received from our marketable securities investments were at a weighted average yield of approximately 4.2% and 5.5% at June 30, 2021 and 2020, respectively.

The Company recognized a gain on sales of marketable securities of $436,000 for the three months ended June 30, 2021 and a loss on sales of marketable securities of $294,000 for the six months ended June 30, 2021. Increase (decrease) in fair value of marketable securities decreased from a gain of $13.4 million for the three months ended June 30, 2020 to a gain of $9.3 million for the three months ended June 30, 2021. Increase (decrease) in fair value of marketable securities increased from a loss of $25.2 million for the six months ended June 30, 2020 to a gain of $19.5 million for the six months ended June 30, 2021. As of June 30, 2021, the Company had total net unrealized losses of $19.8 million in its REIT securities portfolio. It is the Company’s intent to hold these marketable securities long-term.

Interest expense, including amortization of financing costs, increased 19% from $4.2 million for the three months ended June 30, 2020 to $5.0 million for the three months ended June 30, 2021. Interest expense, including amortization of financing costs, increased 13% from $8.6 million for the six months ended June 30, 2020 to $9.8 million for the six months ended June 30, 2021. This was primarily due to an increase in the average balance of our mortgage and loans payable from $446.6 million at June 30, 2020 to $544.1 million at June 30, 2021. This increase was primarily due to the August 2020 Fannie Mae financing of $106 million.

Changes in Financial Condition

Total investment property and equipment increased 4% or $45.8 million during the six months ended June 30, 2021. The Company acquired three communities totaling 543 developed homesites for an aggregate purchase price of approximately $18.3 million. The Company also added 352 rental homes to its communities during the first six months of 2021. The Company’s occupancy rate on its rental homes portfolio increased 130 basis points during the quarter and was 95.9% at June 30, 2021 as compared to 94.6% at December 31, 2020.

Marketable securities increased 12% or $12.3 million during the six months ended June 30, 2021. This increase was due to a net increase in the fair value of $19.5 million offset by sales with a cost basis of $7.2 million.

Mortgages payable, net of unamortized debt issuance costs, remained relatively stable during the six months ended June 30, 2021.

Loans payable, net of unamortized debt issuance costs, decreased 27% or $23.5 million during the six months ended June 30, 2021. This decrease was mainly due to a decrease of $17.6 million on our margin loan and a decrease of $5.3 million on our revolving lines of credit for the financing of home sales and the purchase of inventory.

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

The Company continues to strengthen its capital and liquidity positions. Through our New Preferred ATM Program, the Company issued and sold a total of 2.2 million shares of our Series D Preferred Stock generating gross proceeds of $54.1 million and net proceeds after offering expenses of $53.2 million during the six months ended June 30, 2021.

During the six months ended June 30, 2021, the Company issued and sold 4.2 million shares of Common Stock through our Common ATM Program at a weighted average price of $20.26 per share, generating gross proceeds of $86.0 million and net proceeds of $84.7 million, after offering expenses.

As of June 30, 2021, $12.0 million of common stock remained available for sale under the Common ATM Program and $12.2 million in shares of Series C Preferred Stock and/or Series D Preferred Stock remained available for sale under the New Preferred ATM Program.

The Company also raised $5.3 million from the issuance of common stock in the DRIP during the six months ended June 30, 2021, which included Dividend Reinvestments of $1.8 million. Dividends paid on the common stock for the six months ended June 30, 2021 were $16.7 million, of which $1.8 million were reinvested. Dividends paid on the Series C Preferred Stock and the Series D Preferred Stock for the six months ended June 30, 2021 totaled $14.6 million.

Net cash provided by operating activities amounted to $33.2 million and $31.0 million for the six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company had cash and cash equivalents of $90.1 million, marketable securities of $115.4 million, approximately $34.8 million available on our revolving lines of credit for the financing of home sales and purchases of inventory, $15 million available on our line of credit secured by rental homes and rental homes leases and $30 million available on our unsecured credit facility, with an additional $50 million potentially available pursuant to an accordion feature.

The Company owns 127 communities, of which 23 are unencumbered. Except for 13 communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity.

As of June 30, 2021, the Company had total assets of $1.2 billion and total liabilities of $559.4 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of June 30, 2021 was approximately 22% and the Company’s net debt, less securities to total market capitalization as of June 30, 2021 was approximately 16%. As of June 30, 2021, the Company had mortgages totaling $14.6 million due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●	risks and uncertainties related to the COVID-19 pandemic;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain rental rates and occupancy levels;
●	changes in market rates of interest;
●	increases in commodity prices and the cost of purchasing manufactured homes;
●	our ability to purchase manufactured homes for rental or sale;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are made in a timely manner in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a real estate investment trust for federal income tax purposes; and,
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	August 4, 2021	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 4, 2021	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

