Form 10-Q
period 2021-09-30
UMH PROPERTIES, INC.
filed 2021-11-03
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of November 1, 2021
Common Stock, $.10 par value per share	49,014,293

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(in thousands except per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
- ASSETS -
Investment Property and Equipment
Land	$74,944	$73,704
Site and Land Improvements	687,488	656,721
Buildings and Improvements	28,531	28,153
Rental Homes and Accessories	378,505	349,905
Total Investment Property	1,169,468	1,108,483
Equipment and Vehicles	23,569	22,572
Total Investment Property and Equipment	1,193,037	1,131,055
Accumulated Depreciation	(304,987)	(272,823)
Net Investment Property and Equipment	888,050	858,232

Other Assets
Cash and Cash Equivalents	82,435	15,336
Marketable Securities at Fair Value	102,811	103,172
Inventory of Manufactured Homes	20,331	25,450
Notes and Other Receivables, net	53,917	46,414
Prepaid Expenses and Other Assets	20,254	19,984
Land Development Costs	37,936	20,825
Total Other Assets	317,684	231,181

TOTAL ASSETS	$1,205,734	$1,089,413

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(in thousands except per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$467,527	$471,477

Other Liabilities:
Accounts Payable	4,685	4,390
Loans Payable, net of unamortized debt issuance costs	39,809	87,009
Accrued Liabilities and Deposits	16,203	17,296
Tenant Security Deposits	7,875	7,433
Total Other Liabilities	68,572	116,128
Total Liabilities	536,099	587,605

Commitments and Contingencies

Shareholders’ Equity:
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 13,750 shares authorized; 9,884 shares issued and outstanding as of September 30, 2021 and December 31, 2020	247,100	247,100
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 9,300 shares authorized; 8,609 and 6,434 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	215,219	160,854
Common Stock - $0.10 par value per share; 144,164 shares authorized; 48,658 and 41,920 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4,866	4,192
Excess Stock - $0.10 par value per share; 3,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020	0	0
Additional Paid-In Capital	227,814	115,026
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total Shareholders’ Equity	669,635	501,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,205,734	$1,089,413

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

INCOME:
Rental and Related Income	$40,248	$36,358	$118,302	$105,767
Sales of Manufactured Homes	7,782	6,765	21,819	15,013
Total Income	48,030	43,123	140,121	120,780

EXPENSES:
Community Operating Expenses	16,833	16,245	51,015	47,191
Cost of Sales of Manufactured Homes	5,826	4,695	16,314	10,713
Selling Expenses	1,324	1,381	3,817	3,757
General and Administrative Expenses	3,165	2,934	9,945	8,262
Depreciation Expense	11,380	10,492	33,572	30,991
Total Expenses	38,528	35,747	114,663	100,914

OTHER INCOME (EXPENSE):
Interest Income	857	736	2,466	2,144
Dividend Income	1,267	1,183	3,856	4,481
Gain on Sales of Marketable Securities, net	2,636	0	2,342	0
Increase (Decrease) in Fair Value of Marketable Securities	(5,390)	(6,739)	14,120	(31,921)
Other Income	189	232	488	561
Interest Expense	(4,773)	(4,524)	(14,543)	(13,144)
Total Other Income (Expense)	(5,214)	(9,112)	8,729	(37,879)

Income (Loss) before Loss on Sales of Investment Property and Equipment	4,288	(1,736)	34,187	(18,013)
Loss on Sales of Investment Property and Equipment	(91)	(31)	(109)	(177)
Net Income (Loss)	4,197	(1,767)	34,078	(18,190)
Less: Preferred Dividends	(7,600)	(8,109)	(22,239)	(24,289)
Less: Redemption of Preferred Stock	0	(2,871)	0	(2,871)
Net Income (Loss) Attributable to Common Shareholders	$(3,403)	$(12,747)	$11,839	$(45,350)

Net Income (Loss) Attributable to Common Shareholders Per Share:
Basic	$(0.07)	$(0.31)	$0.27	$(1.10)
Diluted	$(0.07)	$(0.31)	$0.28	$(1.10)

Weighted Average Common Shares Outstanding:
Basic	47,778	41,421	45,212	41,275
Diluted	47,778	41,421	46,247	41,275

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series C

Balance December 31, 2020	41,920	$4,192		$247,100

Common Stock Issued with the DRIP	239	24		0
Common Stock Issued through Restricted Stock Awards	297	30		0
Common Stock Issued through Stock Options	215	21		0
Common Stock Issued in connection with At-The-Market Offerings, net	352	35		0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0		0
Distributions	0	0		0
Stock Compensation Expense	0	0		0
Net Income	0	0		0

Balance March 31, 2021	43,023	4,302		247,100

Common Stock Issued with the DRIP	70	7		0
Common Stock Issued through Stock Options	400	40		0
Common Stock Issued in connection with At-The-Market Offerings, net	3,894	390		0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0		0
Distributions	0	0		0
Stock Compensation Expense	0	0		0
Net Income	0	0		0

Balance June 30, 2021	47,387	4,739		247,100

Common Stock Issued with the DRIP	91	9		0
Common Stock Issued through Stock Options	73	7		0
Common Stock Issued in connection with At-The-Market Offerings, net	1,107	111		0
Distributions	0	0		0
Stock Compensation Expense	0	0		0
Net Income	0	0		0

Balance September 30, 2021	48,658	$4,866		$247,100

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

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

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(in thousands)

	Preferred Stock	Additional Paid-In	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Deficit)	Equity

Balance December 31, 2020	$160,854	$115,026	$(25,364)	$501,808

Common Stock Issued with the DRIP	0	3,838	0	3,862
Common Stock Issued through Restricted Stock Awards	0	(30)	0	0
Common Stock Issued through Stock Options	0	2,567	0	2,588
Common Stock Issued in connection with At-The-Market Offerings, net	0	6,550	0	6,585
Preferred Stock Issued in connection with At-The-Market Offerings, net	31,591	(727)	0	30,864
Distributions	0	(1,209)	(13,878)	(15,087)
Stock Compensation Expense	0	750	0	750
Net Income	0	0	13,878	13,878

Balance March 31, 2021	192,445	126,765	(25,364)	545,248

Common Stock Issued with the DRIP	0	1,469	0	1,476
Common Stock Issued through Stock Options	0	4,683	0	4,723
Common Stock Issued in connection with At-The-Market Offerings, net	0	77,727	0	78,117
Preferred Stock Issued in connection with At-The-Market Offerings, net	22,774	(425)	0	22,349
Distributions	0	(226)	(16,003)	(16,229)
Stock Compensation Expense	0	774	0	774
Net Income	0	0	16,003	16,003

Balance June 30, 2021	215,219	210,767	(25,364)	652,461

Common Stock Issued with the DRIP	0	2,037	0	2,046
Common Stock Issued through Stock Options	0	986	0	993
Common Stock Issued in connection with At-The-Market Offerings, net	0	25,708	0	25,819
Distributions	0	(12,419)	(4,197)	(16,616)
Stock Compensation Expense	0	735	0	735
Net Income	0	0	4,197	4,197

Balance September 30, 2021	$215,219	$227,814	$(25,364)	$669,635

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(in thousands)

	Preferred Stock	Additional Paid-In	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Deficit)	Equity

Balance December 31, 2019	$66,268	$162,542	$(25,364)	$546,339

Common Stock Issued with the DRIP	0	1,588	0	1,601
Common Stock Issued through Restricted Stock Awards	0	(3)	0	0
Common Stock Issued through Stock Options	0	303	0	306
Repurchase of Preferred Stock	0	1	0	(12)
Repurchase of Common Stock	0	(1,589)	0	(1,604)
Preferred Stock Issued in connection with At-The-Market Offerings, net	63,999	(867)	0	63,132
Distributions	0	(50,255)	34,748	(15,507)
Stock Compensation Expense	0	574	0	574
Net Loss	0	0	(34,748)	(34,748)

Balance March 31, 2020	130,267	112,294	(25,364)	560,081

Common Stock Issued with the DRIP	0	1,728	0	1,743
Repurchase of Common Stock	0	(223)	0	(225)
Distributions	0	2,818	(18,325)	(15,507)
Stock Compensation Expense	0	313	0	313
Net Income	0	0	18,325	18,325

Balance June 30, 2020	130,267	116,930	(25,364)	564,730

Common Stock Issued with the DRIP	0	2,190	0	2,208
Common Stock Issued through Stock Options	0	313	0	316
Common Stock Issued in connection with At-The-Market Offerings, net	0	1,466	0	1,478
Preferred Stock Issued in connection with At-The-Market Offerings, net	5,322	(331)	0	8,341
Preferred Stock Called for Redemption	0	2,808	(2,808)	(95,017)
Distributions	0	(20,138)	4,575	(15,563)
Stock Compensation Expense	0	217	0	217
Net Loss	0	0	(1,767)	(1,767)

Balance September 30, 2020	$135,589	$103,455	$(25,364)	$464,943

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(in thousands)

	NINE MONTHS ENDED
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$34,078	$(18,190)
Non-Cash items included in Net Income (Loss):
Depreciation	33,572	30,991
Amortization of Financing Costs	725	654
Stock Compensation Expense	2,259	1,104
Provision for Uncollectible Notes and Other Receivables	823	1,056
Gain on Sales of Marketable Securities, net	(2,342)	0
(Increase) Decrease in Fair Value of Marketable Securities	(14,120)	31,921
Loss on Sales of Investment Property and Equipment	109	177
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	5,119	4,904
Notes and Other Receivables, net of notes acquired with acquisitions	(8,125)	(7,664)
Prepaid Expenses and Other Assets	(5,492)	(666)
Accounts Payable	295	1,174
Accrued Liabilities and Deposits	(1,093)	4,106
Tenant Security Deposits	442	774
Net Cash Provided by Operating Activities	46,250	50,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(19,195)	(6,274)
Purchase of Investment Property and Equipment	(46,527)	(59,427)
Proceeds from Sales of Investment Property and Equipment	2,023	1,919
Additions to Land Development Costs	(17,111)	(12,966)
Purchase of Marketable Securities	(12)	(896)
Proceeds from Sales of Marketable Securities	16,835	0
Net Cash Used in Investing Activities	(63,987)	(77,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	6,070	105,984
Net Payments on Short-Term Borrowings	(47,339)	(49,191)
Principal Payments of Mortgages	(10,479)	(6,579)
Financing Costs on Debt	(127)	(3,927)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	53,213	71,473
Proceeds from At-The-Market Common Equity Program, net of offering costs	110,521	1,477
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	4,737	3,225
Repurchase of Preferred Stock, net	0	(12)
Repurchase of Common Stock, net	0	(1,830)
Proceeds from Exercise of Stock Options	8,304	622
Preferred Dividends Paid	(22,239)	(24,289)
Common Dividends Paid, net of Dividend Reinvestments	(23,047)	(19,959)
Net Cash Provided by Financing Activities	79,614	76,994

Net Increase in Cash, Cash Equivalents and Restricted Cash	61,877	49,691
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	28,593	18,996
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$90,470	$68,687

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, together with its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 127 manufactured home communities containing approximately 24,000 developed homesites as of September 30, 2021. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. At its communities, the Company leases manufactured home sites to private manufactured home owners and leases manufactured homes to residents. In addition, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), the Company also sells and finances the sale of manufactured homes to residents and prospective residents in its communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company’s 127 residential communities remain open and operational. The effects of the COVID-19 pandemic did not significantly impact the Company’s operating results for the three and nine months ended September 30, 2021. However, the future effects of the evolving impact of the COVID-19 pandemic are uncertain.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its variable rate debt. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes. The Company previously entered into various interest rate swap agreements that have had the effect of fixing interest rates relative to specific mortgage loans. As of December 31, 2020 and September 30, 2021, these agreements had expired and the Company does not have any interest rate swap agreements in effect.

Leases

We account for our leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of September 30, 2021, the right-of-use assets and corresponding lease liabilities of $3.6 million are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2021	$108
2022	423
2023	391
2024	391
2025	391
Thereafter	19,495

Total Lease Payments	$21,199

The weighted average remaining lease term for these leases is 163.6 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	9/30/21	12/31/20	9/30/20	12/31/19

Cash and Cash Equivalents	$82,435	$15,336	$54,666	$12,902
Restricted Cash	8,035	13,257	14,021	6,094
Cash, Cash Equivalents And Restricted Cash	$90,470	$28,593	$68,687	$18,996

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

Notes Receivables

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of September 30, 2021 and 2020, the Company had notes receivable of $50.8 million and $41.8 million, net of a fair value adjustment of $1.0 million and $0.9 million, respectively. Notes receivable are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the nine months ended September 30, 2021, common stock equivalents resulting from employee stock options to purchase 3.3 million shares of common stock amounted to 1.0 million shares were included in the computation of Diluted Net Income (Loss) per Share. For the three months ended September 30, 2021, employee stock options to purchase 3.3 million shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2020, employee stock options to purchase 3.3 million shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

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

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $899,000 for the nine months ended September 30, 2021, to the individual assets acquired on a relative fair value basis.

The following table summarizes our purchase price allocation for the assets acquired for the nine months ended September 30, 2021 (in thousands):

At Acquisition Date
Assets Acquired:
Land	$1,028
Depreciable Property	17,970
Other	197
Total Assets Acquired	$19,195

See Note 12 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $102.8 million as of September 30, 2021, which represents 6.8% of undepreciated assets. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

During the three and nine months ended September 30, 2021, the Company sold securities with a cost basis of $7.2 million and $14.5 million, respectively, and recognized a gain on sales of $2.6 million and $2.3 million, respectively. As of September 30, 2021, the Company owned a total of 2.7 million common shares of Monmouth Real Estate Investment Corporation (“MREIC”), a related REIT, at a total cost of $25.0 million and a fair value of $49.5 million.

As of September 30, 2021, the Company had total net unrealized losses of $25.2 million in its REIT securities portfolio. For the three and nine months ended September 30, 2021, the Company recorded a decrease of $5.4 million and an increase of $14.1 million, respectively, in the fair value of these marketable securities. The Company held eleven securities that had unrealized losses as of September 30, 2021. The Company normally holds REIT securities long-term and has the ability and intent to hold these securities to recovery.

NOTE 5 – LOANS AND MORTGAGES PAYABLE

Unsecured Line of Credit

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provided for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extended the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. On February 5, 2021, the Company entered into a Second Amendment to Amended and Restated Credit Agreement with BMO to further reduce the capitalization rate from 7.0% to 6.5%. As of September 30, 2021, the amount outstanding under the Facility was $25 million and the interest rate was 1.59%.

Loans Payable

The following is a summary of our loans payable as of September 30, 2021 and December 31, 2020 (in thousands):

	9/30/2021		12/31/2020
	Amount	Rate	Amount	Rate

Margin Loan	$0	0.75%	$17,608	0.75%
Unsecured line of credit	25,000	1.59%	45,000	1.65%
Floorplan inventory financing	4,014	4.25%	13,087	4.44%
FirstBank rental home financing	5,000	3.50%	5,000	3.50%
OceanFirst notes receivable financing	6,000	3.25%	6,000	3.25%
Other	0	0%	658	4.22%
Total Loans Payable	40,014	2.34%	87,353	2.12%
Unamortized debt issuance costs	(205)		(344)
Loans Payable, net of unamortized debt issuance costs	$39,809	2.35%	$87,009	2.13%

Mortgages Payable

The following is a summary of our mortgages payable as of September 30, 2021 and December 31, 2020 (in thousands):

	9/30/2021		12/31/2020
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$471,881	3.79%	$476,390	3.81%
Unamortized debt issuance costs	(4,354)		(4,913)
Mortgages Payable, net of unamortized debt issuance costs	$467,527	3.82%	$471,477	3.85%

On August 17, 2021, the Company obtained a Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage totaling $6.1 million through Wells Fargo Bank, N.A. (“Wells Fargo”) on Holly Acres. The interest rate on this mortgage is fixed at 3.21%. This mortgage matures on September 1, 2031, with principal repayments based on a 30-year amortization schedule.

As of September 30, 2021 and December 31, 2020, the weighted average loan maturity of mortgages payable was 5.3 years and 6.0 years, respectively.

NOTE 6 - SHAREHOLDERS’ EQUITY

As of September 30, 2021, our authorized capital stock consists of 170.4 million shares, classified as 144.2 million shares of common stock, par value $0.10 per share, 199,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 13.8 million shares of Series C Preferred Stock, 9.3 million shares of Series D Preferred Stock, and 3.0 million shares of excess stock.

Common Stock

On September 15, 2021, the Company paid total cash dividends of $9.0 million or $0.19 per share to common shareholders of record as of the close of business on August 16, 2021, of which $861,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On October 1, 2021, the Company declared a dividend of $0.19 per share to be paid December 15, 2021 to common shareholders of record as of the close of business on November 15, 2021.

During the nine months ended September 30, 2021, the Company received, including dividends reinvested of $2.6 million, a total of $7.4 million from its DRIP. There were approximately 400,000 shares issued under the DRIP during this period.

On January 13, 2021, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three and nine months ended September 30, 2021, the Company did not repurchase any shares of its Common Stock.

Common Stock At-The-Market Sales Program

On June 30, 2020, the Company entered into an Equity Distribution Agreement (“2020 Common ATM Program”) with BMO Capital Markets Corp., B. Riley FBR, Inc. (“B Riley”), Compass Point Research & Trading, LLC, D.A. Davidson & Co., Janney Montgomery Scott LLC, and J.P. Morgan Securities LLC, as distribution agents (the “2020 Distribution Agents”), under which the Company was permitted to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $100 million from time to time through the 2020 Distribution Agents. Sales of the shares of Common Stock under the 2020 Common ATM Program were “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the 2020 Common ATM Program were offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-238321), filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, and declared effective on June 1, 2020 (the “2020 Registration Statement”), and the prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated June 30, 2020. For the nine months ended September 30, 2021, 4.2 million shares of Common Stock were issued and sold at a weighted average price of $20.26 per share, generating gross proceeds of $86.0 million and net proceeds of $84.7 million, after offering expenses, under the 2020 Common ATM Program. The Company discontinued the sale of shares under the 2020 Common ATM Program prior to July 31, 2021.

On August 16, 2021, the Company entered into a new Equity Distribution Agreement (“New Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as distribution agents (the “New Distribution Agents”) under which the Company may offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $100 million from time to time through the New Distribution Agents. Sales of the shares of Common Stock under the New Common ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The shares of Common Stock sold under the New Common ATM Program are being offered and sold pursuant to the 2020 Registration Statement and pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement, dated August 16, 2021. The New Common ATM Program replaced the Company’s previous 2020 Common ATM Program. The Company began selling shares under the New Common ATM Program on August 24, 2021 and through September 30, 2021, 1.1 million shares of Common Stock were issued and sold at a weighted average price of $23.70 per share, generating gross proceeds of $26.2 million and net proceeds of $25.8 million, after offering expenses, under the New Common ATM Program. As of September 30, 2021, $73.8 million of common stock remained eligible for sale under the New Common ATM Program. For the nine months ended September 30, 2021, a total of 5.4 million shares of Common Stock were issued and sold at a weighted average price of $20.97 per share, generating gross proceeds of $112.3 million and net proceeds of $110.5 million, after offering expenses, under the 2020 Common ATM Program and the New Common ATM Program.

6.75% Series C Cumulative Redeemable Preferred Stock

On September 15, 2021, the Company paid $4.2 million in dividends or $0.421875 per share for the period from June 1, 2021 through August 31, 2021 to holders of record as of the close of business on August 16, 2021 of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred Stock”). Dividends on our Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.6875 per share. Total dividends paid to our Series C Preferred Stock shareholders for the nine months ended September 30, 2021 amounted to $12.5 million.

On October 1, 2021, the Company declared a dividend of $0.421875 per share for the period from September 1, 2021 through November 30, 2021 to be paid on December 15, 2021 to Series C Preferred Stock shareholders of record as of the close of business on November 15, 2021.

6.375% Series D Cumulative Redeemable Preferred Stock

On September 15, 2021, the Company paid $3.4 million in dividends or $0.3984375 per share for the period from June 1, 2021 through August 31, 2021 to holders of record as of the close of business on August 16, 2021 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share. Total dividends paid to our Series D Preferred Stock shareholders for the nine months ended September 30, 2021 amounted to $9.7 million.

On October 1, 2021, the Company declared a dividend of $0.3984375 per share for the period from September 1, 2021 through November 30, 2021 to be paid on December 15, 2021 to Series D Preferred Stock shareholders of record as of the close of business on November 15, 2021.

Preferred Stock At-The-Market Sales Program

On July 22, 2020, the Company entered into a Preferred Stock At-The-Market Sales Program (“New Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the New Preferred ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Series C Preferred Stock and/or Series D Preferred Stock sold under the New Preferred ATM Program are offered and sold pursuant to the Company’s 2020 Registration Statement and pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated July 22, 2020. The New Preferred ATM Program replaced the Company’s previous at-the-market sales program for its Series C Preferred Stock and/or Series D Preferred Stock. During the nine months ended September 30, 2021, 2.2 million shares of Series D Preferred Stock were issued and sold at a weighted average price of $24.89 per share, generating total gross proceeds of $54.1 million and total net proceeds of $53.2 million, after offering expenses. As of September 30, 2021, $12.2 million in shares of Series C Preferred Stock and/or Series D Preferred Stock remained eligible for sale under the New Preferred ATM Program.

NOTE 7 – STOCK BASED COMPENSATION

On June 16, 2021, the shareholders approved and ratified an amendment of the Company’s Amended and Restated 2013 Incentive Award (the Plan). The amendment provides for an additional 3 million common shares for future grants of option awards, restricted stock awards, or other stock-based awards.

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $735,000 and $2.3 million have been recognized for the three and nine months ended September 30, 2021, respectively, and $217,000 and $1.1 million have been recognized for the three and nine months ended September 30, 2020, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2021:

2021

Dividend yield	4.66%
Expected volatility	24.59%
Risk-free interest rate	1.44%
Expected lives	10
Estimated forfeitures	0

During the nine months ended September 30, 2021, thirty-five participants exercised options to purchase a total of 688,000 shares of common stock at a weighted-average exercise price of $12.07 per share for total proceeds of $8.3 million. The aggregate intrinsic value of options exercised was $5.8 million.

As of September 30, 2021, there were options outstanding to purchase 3.3 million shares, with an aggregate intrinsic value of $28.0 million. There were 2.4 million shares available for grant under the amended Plan.

NOTE 8 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities.

The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2021:
Marketable Securities - Preferred stock	$2,200	$2,200	$0	$0
Marketable Securities - Common stock	100,611	100,611	0	0
Total	$102,811	$102,811	$0	$0

As of December 31, 2020:
Marketable Securities - Preferred stock	$2,601	$2,601	$0	$0
Marketable Securities - Common stock	100,571	100,571	0	0
Total	$103,172	$103,172	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2021, the estimated fair value of fixed rate mortgages payable amounted to $478.5 million and the carrying value of fixed rate mortgages payable amounted to $471.9 million.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of September 30, 2021, the total loan balance under this agreement was approximately $1.4 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2021, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $1.6 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in notes and other receivables is approximately $44.3 million of loans that the Company acquired under the COP Program as of September 30, 2021.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2021 and 2020 was $14.9 million and $13.5 million, respectively. Interest cost capitalized to land development was $1.1 million and $896,000 for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021 and 2020, the Company had Dividend Reinvestments of $2.6 million and $2.3 million, respectively, which required no cash transfers.

NOTE 11– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since October 1, 2021, the Company issued and sold an additional 334,000 shares of its Common Stock under the New Common ATM Program at a weighted average price of $23.16 per share, generating gross proceeds of $7.7 million and net proceeds of $7.6 million, after offering expenses. As of October 31, 2021, $58.3 million of common stock remained eligible for sale under the New Common ATM Program.

On November 1, 2021, the Company paid off a mortgage totaling $12.4 million with an interest rate of 4.25% and maturity date of January 1, 2022.

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

	Three Months Ended		Nine Months Ended
	9/30/21	9/30/20	9/30/21	9/30/20

Rental and Related Income	$40,248	$36,943	$118,770	$107,707
Community Operating Expenses	16,833	16,617	51,225	48,408
Net Income (Loss) Attributable to Common Shareholders	(3,403)	(12,855)	11,897	(45,688)
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic	$(0.07)	$(0.31)	$0.26	$(1.10)
Net Income (Loss) Attributable to Common Shareholders Per Share –Diluted	$(0.07)	$(0.31)	$0.26	$(1.10)

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

Collections are consistent with pre-pandemic levels and we have collected 95% of October 2021 site and home rent as of today’s date. Some of our residents benefitted from the federal government’s funding of the Emergency Rental Assistance Programs that were enacted in each state.

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

The Company is a self-administered, self-managed Real Estate Investment Trust (“REIT”) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces on an annual or month-to-month basis to residential manufactured homeowners. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land.

As of September 30, 2021, the Company owned and operated 127 manufactured home communities containing approximately 24,000 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales and revenue under cable service agreements as well as from appreciation in the values of the manufactured home communities and vacant land owned by the Company. The Company also invests in securities of other REITs which the Company generally limits to no more than approximately 15% of its undepreciated assets. As of September 30, 2021, the securities portfolio represented 6.8% of undepreciated assets.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and nine months ended September 30, 2021, rental and related income increased 11% and 12%, respectively, from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 16% and 15%, respectively. Same property NOI, which includes communities owned and operated as of January 1, 2020, increased 15% for the nine months ended September 30, 2021 over the prior year period driven by a 190 basis point increase in occupancy to 87.3%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. There is no assurance that the Company can continue to buy existing manufactured home communities that meet the requirements of the business plan or that the demand for rental homes will continue in the future.

Sales of manufactured homes increased 45% during the nine months ended September 30, 2021 from the prior year. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should continue to result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 448 rental homes during the first nine months of 2021. This brought the total number of rental homes to approximately 8,700 rental homes, or 36.3% of total sites. Occupied rental homes represented approximately 40.1% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 95.1% as of September 30, 2021. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

During the nine months ended September 30, 2021, the Company acquired three communities, located in Alabama, South Carolina and Ohio, containing a total of 543 homesites on 113 acres for an aggregate purchase price of approximately $18.3 million.

The following is a summary of the communities acquired during the nine months ended September 30, 2021 (in thousands):

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Deer Run	January 8, 2021	AL	195	$4,555	33	37%

Iris Winds	January 21, 2021	SC	142	3,445	24	49%

Bayshore Estates	June 1, 2021	OH	206	10,300	56	86%

Total as of September 30, 2021			543	$18,300	113	59%

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

The Company’s Community NOI for the three and nine months ended September 30, 2021 and 2020 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/21	9/30/20	9/30/21	9/30/20

Rental and Related Income	$40,248	$36,358	$118,302	$105,767
Less: Community Operating Expenses	16,833	16,245	51,015	47,191
Community NOI	$23,415	$20,113	$67,287	$58,576

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2021 and 2020 are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/21	9/30/20	9/30/21	9/30/20

Net Income (Loss) Attributable to Common Shareholders	$(3,403)	$(12,747)	$11,839	$(45,350)
Depreciation Expense	11,380	10,492	33,572	30,991
Loss on Sales of Investment Property and Equipment	91	31	109	177
(Increase) Decrease in Fair Value of Marketable Securities	5,390	6,739	(14,120)	31,921
Gain on Sales of Marketable Securities, net	(2,636)	-0-	(2,342)	-0-
FFO Attributable to Common Shareholders	10,822	4,515	29,058	17,739

Adjustments:
Non-Recurring Other Expense (1)	324	-0-	1,070	-0-
Redemption of Preferred Stock	-0-	2,871	-0-	2,871
Normalized FFO Attributable to Common Shareholders	$11,146	$7,386	$30,128	$20,610

(1)	Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which is being expensed over the vesting period.

The following are the cash flows provided (used) by operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	9/30/21	9/30/20

Operating Activities	$46,250	$50,341
Investing Activities	(63,987)	(77,644)
Financing Activities	79,614	76,994

Changes In Results Of Operations

Rental and related income increased 11% from $36.4 million for the three months ended September 30, 2020 to $40.2 million for the three months ended September 30, 2021. Rental and related income increased 12% from $105.8 million for the nine months ended September 30, 2020 to $118.3 million for the nine months ended September 30, 2021. These increases were primarily due to the acquisitions made during 2020 and 2021, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 4% annually at most communities. Same property occupancy has increased 190 basis points from 85.4% as of September 30, 2020 to 87.3% at September 30, 2021. Occupied rental homes increased 7% from approximately 7,700 homes at September 30, 2020 to 8,300 homes at September 30, 2021.

Community operating expenses increased 4% from $16.2 million for the three months ended September 30, 2020 to $16.8 million for the three months ended September 30, 2021. This increase was primarily due to new acquisitions and to increases in insurance, water and sewer expense and payroll and personnel costs. Community operating expenses increased 8% from $47.2 million for the nine months ended September 30, 2020 to $51.0 million for the nine months ended September 30, 2021. This increase was primarily due to new acquisitions, and increases in snow removal costs, water and sewer, insurance, real estate taxes and payroll and personnel costs.

Community NOI increased 16% from $20.1 million for the three months ended September 30, 2020 to $23.4 million for the three months ended September 30, 2021. Community NOI increased 15% from $58.6 million for the nine months ended September 30, 2020 to $67.3 million for the nine months ended September 30, 2021. These increases were primarily due to the acquisitions during 2020 and 2021 and increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 41.8% and 44.7% for the three months ended September 30, 2021 and 2020, respectively. The Company’s operating expense ratio was 43.1% and 44.6% for the nine months ended September 30, 2021 and 2020, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased 15% from $6.8 million, or 108 homes, for the three months ended September 30, 2020 to $7.8 million, or 101 homes, for the three months ended September 30, 2021. Sales of manufactured homes increased 45% from $15.0 million, or 252 homes, for the nine months ended September 30, 2020 to $21.8 million, or 294 homes, for the nine months ended September 30, 2021. Cost of sales of manufactured homes amounted to $5.8 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively. Cost of sales of manufactured homes amounted to $16.3 million and $10.7 million for the nine months ended September 30, 2021 and 2020, respectively. The gross profit percentage was 25% and 31% for the three months ended September 30, 2021 and 2020, respectively. The gross profit percentage was 25% and 29% for the nine months ended September 30, 2021 and 2020, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.3 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. Selling expenses amounted to $3.8 million for both the nine months ended September 30, 2021 and 2020. Income from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $611,000 or 8% of total sales and $643,000 or 10% of total sales for the three months ended September 30, 2021 and 2020, respectively. Income from the sales operations amounted to $1.5 million or 7% of total sales and $446,000 or 3% of total sales for the nine months ended September 30, 2021 and 2020, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

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

General and administrative expenses increased 8% from $2.9 million for the three months ended September 30, 2020 to $3.2 million for the three months ended September 30, 2021. General and administrative expenses increased 20% from $8.3 million for the nine months ended September 30, 2020 to $9.9 million for the nine months ended September 30, 2021. These increases were due to an increase in personnel costs, including an increase in the bonus accrual based on FFO metrics, an increase in stock-based compensation, including special restricted stock grants for the 2020 groundbreaking Fannie Mae financing, and an increase in matching contributions associated with our 401(k) Plan. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was 6.3% and 6.8% for the three and nine months ended September 30, 2021, respectively, as compared to 6.5% for both the three and nine months ended September 30, 2020. Without the special bonus and restricted stock grants, these percentages were 5.6% and 6.0% for the three and nine months ended September 30, 2021, respectively.

Depreciation expense increased 8% from $10.5 million for the three months ended September 30, 2020 to $11.4 million for the three months ended September 30, 2021. Depreciation expense increased 8% from $31.0 million for the nine months ended September 30, 2020 to $33.6 million for the nine months ended September 30, 2021. These increases were primarily due to the acquisitions and the increase in rental homes during 2020 and 2021.

Interest income increased 16% from $736,000 for the three months ended September 30, 2020 to $857,000 for the three months ended September 30, 2021. Interest income increased 15% from $2.1 million for the nine months ended September 30, 2020 to $2.5 million for the nine months ended September 30, 2021. These increases were primarily due to an increase in the average balance of notes receivable from $36.9 million at September 30, 2020 to $45.1 million at September 30, 2021.

Dividend income remained relatively stable for the three months ended September 30, 2020 and September 30, 2021. Dividend income decreased 14% from $4.5 million for the nine months ended September 30, 2020 to $3.9 million for the nine months ended September 30, 2021. This decrease was due to reduced dividends from our securities holdings. Dividends received from our marketable securities investments were at a weighted average yield of approximately 4.3% and 5.2% at September 30, 2021 and 2020, respectively.

Gain on sales of marketable securities amounted to $2.6 million and $2.3 million for the three and nine months ended September 30, 2021, respectively. Increase (decrease) in fair value of marketable securities amounted to decreases of $5.4 million and $6.7 million for the three months ended September 30, 2021 and 2020, respectively. Increase (decrease) in fair value of marketable securities increased from a loss of $31.9 million for the nine months ended September 30, 2020 to a gain of $14.1 million for the nine months ended September 30, 2021. As of September 30, 2021, the Company had total net unrealized losses of $25.2 million in its REIT securities portfolio. It is the Company’s intent to hold these marketable securities long-term.

Interest expense, including amortization of financing costs, increased 6% from $4.5 million for the three months ended September 30, 2020 to $4.8 million for the three months ended September 30, 2021. Interest expense, including amortization of financing costs, increased 11% from $13.1 million for the nine months ended September 30, 2020 to $14.5 million for the nine months ended September 30, 2021. This was primarily due to an increase in the average balance of our mortgage and loans payable from $482.2 million at September 30, 2020 to $532.9 million at September 30, 2021. This increase was primarily due to the August 2020 Fannie Mae financing of $106 million.

Changes in Financial Condition

Total investment property and equipment increased 6% or $61.0 million during the nine months ended September 30, 2021. The Company acquired three communities totaling 543 developed homesites for an aggregate purchase price of approximately $18.3 million. The Company also added 448 rental homes to its communities during the first nine months of 2021. The Company’s occupancy rate on its rental homes portfolio increased 50 basis points from 94.6% at December 31, 2020 to 95.1% at September 30, 2021.

Marketable securities remained relatively stable from December 31, 2020 to September 30, 2021.

Mortgages payable, net of unamortized debt issuance costs, remained relatively stable from December 31, 2020 to September 30, 2021.

Loans payable, net of unamortized debt issuance costs, decreased 54% or $47.2 million during the nine months ended September 30, 2021. This decrease was mainly due to a decrease of $17.6 million on our margin loan, a decrease of $9.1 million on our revolving lines of credit for the financing of home sales and the purchase of inventory and a decrease of $20 million on our unsecured credit facility.

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

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. We anticipate that the liquidity demands of the recent properties acquired will be met by the operations of these acquisitions. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, proceeds from the DRIP, and access to the capital markets, including through its New Common ATM Program and its New Preferred ATM Program.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, the Company has implemented both a New Common ATM Program and a New Preferred ATM Program. The New Common ATM Program allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $100 million from time to time through the Distribution Agents. The New Preferred ATM Program allows the Company to offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million from time to time.

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

The Company continues to strengthen its capital and liquidity positions. Through our New Preferred ATM Program, the Company issued and sold a total of 2.2 million shares of our Series D Preferred Stock generating gross proceeds of $54.1 million and net proceeds after offering expenses of $53.2 million during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company issued and sold 5.4 million shares of Common Stock through our 2020 Common ATM Program and our New Common ATM Program at a weighted average price of $20.97 per share, generating gross proceeds of $112.3 million and net proceeds of $110.5 million, after offering expenses.

As of September 30, 2021, $73.8 million of common stock remained available for sale under the New Common ATM Program and $12.2 million in shares of Series C Preferred Stock and/or Series D Preferred Stock remained available for sale under the New Preferred ATM Program.

The Company also raised $7.4 million from the issuance of common stock in the DRIP during the nine months ended September 30, 2021, which included Dividend Reinvestments of $2.6 million. Dividends paid on the common stock for the nine months ended September 30, 2021 were $25.7 million, of which $2.6 million were reinvested. Dividends paid on the Series C Preferred Stock and the Series D Preferred Stock for the nine months ended September 30, 2021 totaled $22.2 million.

Net cash provided by operating activities amounted to $46.3 million and $50.3 million for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, the Company had cash and cash equivalents of $82.4 million, marketable securities of $102.8 million, approximately $38.5 million available on our revolving lines of credit for the financing of home sales and purchases of inventory, $15 million available on our line of credit secured by rental homes and rental homes leases and $50 million available on our unsecured credit facility, with an additional $50 million potentially available pursuant to an accordion feature.

The Company owns 127 communities, of which 23 are unencumbered. Except for 13 communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity.

As of September 30, 2021, the Company had total assets of $1.2 billion and total liabilities of $536.1 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of September 30, 2021 was approximately 20% and the Company’s net debt, less securities to total market capitalization as of September 30, 2021 was approximately 16%. As of September 30, 2021, the Company had a mortgage totaling $12.4 million due within the next 12 months which was subsequently paid off on November 1, 2021. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMH PROPERTIES, INC.

DATE:	November 3, 2021	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 3, 2021	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

