Form 10-K
period 2021-12-31
UMH PROPERTIES, INC.
filed 2022-02-24
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2021 was $1.0 billion. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2021 was $961.1 million.

The number of shares outstanding of issuer’s common stock as of February 22, 2022 was 52,029,801 shares.

Documents Incorporated by Reference:

-Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2022 annual meeting of shareholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2021.

PART I

Item 1 – Business

General Development of Business

UMH Properties, Inc. (“UMH”), together with its predecessors and consolidated subsidiaries, are referred to herein as “we”, “us”, “our”, or “the Company”, unless the context requires otherwise.

UMH is a Maryland corporation that operates as a self-administered and self-managed qualified real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”). The Company elected REIT status effective January 1, 1992 and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

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

We have expanded our portfolio of manufactured home communities through numerous acquisitions. During 2021, the Company purchased three communities totaling 543 homesites, located in Alabama, Ohio and South Carolina, for a total purchase price of $18.3 million. During 2021, the Company also purchased one community in Florida, totaling 219 homesites, through its joint venture with Nuveen Real Estate for a total purchase price of $22.2 million. As of December 31, 2021, the Company owned and operated 127 manufactured home communities containing approximately 24,000 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. The Company also has an ownership interest in and operates one community in Florida through its joint venture with Nuveen Real Estate (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Investment in Joint Venture” of the Notes to Consolidated Financial Statements).

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

In connection with the operation of its communities, UMH also leases homes to prospective tenants. As of December 31, 2021, UMH owned a total of 8,700 rental homes, representing approximately 36% of its developed homesites. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income from both the home and the site which might otherwise be non-income producing.

Inherent in the operation of a manufactured home community is the development, redevelopment, and expansion of our communities. The Company sells and finances, through a third party lending program, the sale of manufactured homes in our communities through S&F. S&F was established to potentially enhance the value of our communities by filling sites that would otherwise be vacant. The home sales business is operated as it is with traditional homebuilders, with sales centers, model homes, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners. In addition, our sales centers earn a profit by selling homes to customers for placement on their own private land.

Investment and Other Policies

The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the U.S. but the Company has generally concentrated on the Northeast, Midwest and Southeast. Since 2010, we have tripled the number of developed homesites by purchasing 99 communities containing approximately 17,200 homesites. We are focused on acquiring communities with significant upside potential and leveraging our expertise to build long-term capital appreciation.

Our growth strategy involves purchasing well located communities in our target markets. During 2021, we entered the Alabama and South Carolina markets by acquiring communities in those markets and acquired one community in Florida through our joint venture with Nuveen Real Estate. As part of our growth strategy, we intend to evaluate potential opportunities to expand into additional geographic markets, including certain other markets in the southeastern United States.

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

The Company seeks to finance acquisitions with the most appropriate available source of capital, including purchase money mortgages or other financing, which may be first liens, wraparound mortgages or subordinated indebtedness, sales of investments, and issuance of additional equity securities. In connection with its ongoing activities, the Company may issue notes, mortgages or other senior securities. The Company intends to use both secured and unsecured lines of credit. The Company’s joint venture with Nuveen Real Estate also provides a source of financing for acquisitions of newly developed communities.

The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such an acquisition is advantageous to the Company. During the year ended December 31, 2021, the Company did not repurchase any shares of its Common Stock.

In addition to its manufactured home communities, the Company also owns a portfolio of investment securities, consisting of marketable equity securities issued by other REITs, which represented 7.2% of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation) at year end. The Company generally limits the portfolio to no more than approximately 15% of its undepreciated assets. These liquid real estate holdings provide diversification, additional liquidity and income, and serve as a proxy for real estate when more favorable risk adjusted returns are not available. The Company, from time to time, may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.

Regulations, Insurance and Property Maintenance and Improvement

Manufactured home communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, and regulations relating to operating water and wastewater treatment facilities at several of our communities. We believe that each community has all necessary operating permits and approvals.

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

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2022 will be approximately $10 - $15 million.

Human Capital

The attraction, motivation and retention of our employees are critical factors in furthering the growth and financial success of the Company. We recognize that our ability to achieve the high standards we set for ourselves can best be accomplished by having a diverse team. We are committed to promoting diversity, equity and inclusion and our benefits programs are designed to achieve employee satisfaction and advancement. As of February 22, 2022, the Company had approximately 430 employees, including officers. Approximately half of our management team and 45% of our total employee population are female. Over 34% of our employees are 40 years of age or older and 31% are over 60 years of age. During each year, the Company hires additional part-time and seasonal employees as grounds keepers and lifeguards and to conduct emergency repairs.

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

Information about our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2021:

Name	Age	Position

Eugene W. Landy	88	Chairman of the Board of Directors and Founder
Samuel A. Landy	61	President and Chief Executive Officer
Anna T. Chew	63	Vice President, Chief Financial and Accounting Officer and Treasurer
Craig Koster	46	General Counsel and Secretary
Brett Taft	32	Vice President and Chief Operating Officer

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

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and other reports and documents filed by us with the SEC.

Real Estate Industry Risks:

●	General economic conditions and the concentration of our properties in certain states may affect our ability to generate revenue.
●	We may be unable to compete with our larger competitors for acquisitions, which may increase prices for communities.
●	We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.
●	We may be unable to finance or accurately estimate or anticipate costs and timing associated with expansion activities.
●	We may be unable to sell properties when appropriate because real estate investments are illiquid.
●	Our ability to sell manufactured homes may be affected by various factors, which may in turn adversely affect our profitability.
●	Licensing laws and compliance could affect our profitability.
●	The termination of our third party lending program could adversely affect us.
●	Costs associated with taxes and regulatory compliance may reduce our revenue.
●	Rent control legislation may harm our ability to increase rents.
●	Environmental liabilities could affect our profitability.
●	Some of our properties are subject to potential natural or other disasters.
●	Climate change may adversely affect our business.
●	Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties which could adversely affect our business.
●	Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow.
●	Our investments are concentrated in the manufactured housing/residential sector and our business would be adversely affected by an economic downturn in that sector.
●	Our joint venture with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us.

Financing Risks:

●	We face risks generally associated with our debt.
●	We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.
●	We face risks associated with our dependence on external sources of capital.
●	We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.
●	Fluctuations in interest rates could materially affect our financial results.
●	We may be adversely affected by the market transition away from LIBOR.
●	Covenants in our credit agreements and other debt instruments could limit our flexibility and adversely affect our financial condition.
●	A change in the U.S. government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.
●	We face risks associated with the financing of home sales to customers in our manufactured home communities.

Risks Related to our Status as a REIT:

●	If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
●	Failure to make required distributions would subject us to additional tax.
●	We may not have sufficient cash available from operations to pay distributions to our stockholders, and, therefore, distributions may be made from borrowings.
●	We may be required to pay a penalty tax upon the sale of a property.
●	We may be adversely affected if we fail to qualify as a REIT.
●	To qualify as a REIT, we must comply with certain highly technical and complex requirements.
●	There is a risk of changes in the tax law applicable to REITs.
●	We may be unable to comply with the strict income distribution requirements applicable to REITs.
●	Our taxable REIT subsidiary (“TRS”) is subject to special rules that may result in increased taxes.
●	Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.

General Risk Factors

●	We face risks and uncertainties related to public health crises, including the COVID-19 pandemic.
●	Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition and growth.
●	We may not be able to obtain adequate cash to fund our business.
●	We are dependent on key personnel.
●	Some of our directors and officers may have conflicts of interest with respect to related party transactions and other business interests.
●	We may amend our business policies without stockholder approval.
●	The market value of our preferred and common stock could decrease based on our performance and market perception and conditions.
●	The market price and trading volume of our common stock, Series C Preferred Stock and Series D Preferred Stock may fluctuate significantly.
●	The future issuance or sale of additional shares of Common Stock or Preferred Stock could adversely affect the trading prices of our outstanding Common Stock and Preferred Stock.
●	Future issuances of our debt securities, which would be senior to our Series C Preferred Stock and Series D Preferred Stock upon liquidation, or preferred equity securities which may be senior to our Series C Preferred Stock and Series D Preferred Stock for purposes of dividend distributions or upon liquidation, may adversely affect the per-share trading prices of our Series C Preferred Stock or Series D Preferred Stock.
●	There are restrictions on the transfer of our capital stock.
●	The dual listing of our Common Stock on the NYSE and the Tel Aviv Stock Exchange (TASE) may result in price variations that could adversely affect liquidity of the market for our Common Stock.
●	The existing mechanism for the dual listing of securities on the NYSE and the TASE may be eliminated or modified in a manner that may subject us to additional regulatory burden and additional costs.
●	Our earnings are dependent, in part, upon the performance of our investment portfolio.
●	We are subject to restrictions that may impede our ability to effect a change in control.
●	We may not be able to pay distributions regularly.
●	Dividends on our capital stock do not qualify for the reduced tax rates available for some dividends.
●	We are subject to risks arising from litigation.
●	Future terrorist attacks and military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.
●	Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our capital stock.
●	We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations.
●	We are dependent on continuous access to the Internet to use our cloud-based applications.
●	We face risks relating to expanding use of social media mediums.

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

Licensing laws and compliance could affect our profitability. Our subsidiary S&F is subject to the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), which requires that we obtain appropriate licenses pursuant to the Nationwide Mortgage Licensing System & Registry in each state where S&F conducts business. There are extensive federal and state requirements mandated by the SAFE Act and other laws pertaining to financing, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and there can be no assurance that we will obtain or renew our SAFE Act licenses, which could result in fees and penalties and have an adverse impact on our ability to continue with our home financing activities.

The termination of our third party lending program could adversely affect us. S&F currently relies exclusively on its third-party lending program for all loan origination and servicing activity. As a result, the termination of our third-party lending program could impact our ability to continue with our home financing activities.

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

Of the 127 manufactured home communities we operated as of December 31, 2021, 47 have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s Department of Environmental Protection Agencies. Currently, our community-owned manufactured homes are not subject to radon or asbestos monitoring requirements.

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

Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow. We generally maintain insurance policies related to our business, including casualty, general liability and other policies covering business operations, employees and assets. However, we may be required to bear all losses that are not adequately covered by insurance. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots, acts of war or other catastrophic events. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated profits and cash flow from the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Although we believe that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable cost.

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

Our joint venture with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us. We have entered into a joint venture with Nuveen Real Estate to acquire manufactured home communities that are recently developed or under development. We are required to contribute 40% of the capital required for investments by this joint venture. It is possible that our joint venture partner, Nuveen Real Estate, may have business interests or goals that are different from our business interests or goals. Although we manage the joint venture and its properties, we do not have full control over decisions and require approval of Nuveen Real Estate for major decisions. As a result, we may face the risk of disputes, including potential deadlocks in making decisions. In addition, the joint venture agreement provides that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, and unless Nuveen declines an acquisition proposed by us, the joint venture will be the exclusive vehicle for us to acquire any manufactured home communities that meet the joint venture’s investment guidelines.   Nuveen Real Estate will have the right to remove and replace us as managing member of the joint venture and manager of the joint venture’s properties if we breach certain obligations or certain events occur, in which event Nuveen Real Estate may elect to buy out our interest in the joint venture at 98% of its value.  There are also significant restrictions on our ability to exit the joint venture. Any of these provisions could adversely affect us.

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

Fluctuations in interest rates could materially affect our financial results. Because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Interest rates currently remain substantially below historical long-term averages and may increase in the future. If the U.S. Federal Reserve increases short-term interest rates, this may have a significant upward impact on the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to the debt or equity capital markets. Additionally, if we choose to hedge any interest rate risk, we cannot assure that any such hedge will be effective or that our hedging counterparty will meet its obligations to us. As a result, any increases in future interest rates could adversely affect us.

We may be adversely affected by the market transition away from the London Interbank Offered Rate (“LIBOR”). A portion of our debt bears interest at variable rates based on LIBOR for deposits of U.S. dollars. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021. On March 5, 2021, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, announced plans to cease publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, it is likely that, over time, LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York or another alternative benchmark. We are monitoring these developments and evaluating the related risks. Although the full impact of such reforms and actions, together with the transition away from LIBOR, alternative reference rates or other reforms, remains unclear, these changes may have a material adverse impact on the availability of financing, including variable rate loans, and as a result on our financing costs.

Covenants in our credit agreements and other debt instruments could limit our flexibility and adversely affect our financial condition. The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default under our credit agreements, our financial condition would be adversely affected.

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

The act popularly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as amended by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. On March 27, 2020, the CARES Act, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, was signed into law. The CARES Act made technical corrections, or temporary modifications, to certain of the provisions of the TCJA. The individual and collective impact of the changes made by the TCJA and the CARES Act on REITs and their security holders are uncertain and may not become evident for some period of time. It is also possible that additional legislation could be enacted in the future as a result of the ongoing COVID-19 pandemic which may affect the holders of our securities. Changes made by the TCJA and the CARES Act that could affect us and our shareholders include:

●	temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

●	permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

●	limiting our deduction for net operating losses (“NOLs”) to 80% of REIT taxable income (prior to the application of the dividends paid deduction) (this was modified by the CARES Act as discussed below);

●	generally limiting the deduction for net business interest expense in excess of a specified percentage (50% for taxable years beginning in 2019 and 2020 and 30% for subsequent taxable years) of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property). The CARES Act increases this interest limitation to 50% for taxable years beginning in 2019 or 2020 (with special rules applicable to interest allocation from entities treated as partnerships for tax purposes) and permits an entity to elect to use its 2019 adjusted taxable income to calculate the applicable limitation for its 2020 taxable year; and

●	eliminating the corporate alternative minimum tax.

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

Our taxable REIT subsidiary (“TRS”) is subject to special rules that may result in increased taxes. As a REIT, we must pay a 100% penalty tax on certain payments that we receive or on certain deductions taken if the economic arrangements between us and our TRS are not comparable to similar arrangements between unrelated parties. The IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties, and may assess the above 100% penalty tax or make other reallocations of income or loss. This would result in unexpected tax liability which would adversely affect our cash flows.

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

General Risk Factors

We face various risks and uncertainties related to public health crises, including the ongoing COVID-19 pandemic. The COVID-19 pandemic and its consequences may have a material adverse effect on us. We face various risks and uncertainties related to public health crises, including the ongoing global COVID-19 pandemic, which has disrupted financial markets and significantly impacted worldwide economic activity. The future effects of the evolving impact of the COVID-19 pandemic as well as mandatory and voluntary actions taken to mitigate the public health impact of the pandemic may have a material adverse effect on our financial condition. The COVID-19 pandemic and social and governmental responses to the pandemic have caused, and may continue to cause, severe economic, market and other disruptions worldwide. Although the COVID-19 pandemic and related societal and government responses have not, to date, had a material impact on our business or financial results, the extent to which COVID-19 and related actions may, in the future, impact our operations cannot be predicted with any degree of confidence. As a result, we cannot at this time predict the direct or indirect impact on us of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Global and regional economic conditions could materially adversely affect the Company’s business, results of operations, financial condition and growth. Adverse macroeconomic conditions, including inflation, slower growth or recession, tighter credit, higher interest rates and high unemployment could materially adversely affect the Company’s business, results of operations, financial condition and growth. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on the Company’s suppliers.

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

The dual listing of our Common Stock on the New York Stock Exchange (“NYSE”) and the Tel Aviv Stock Exchange (“TASE”) may result in price variations that could adversely affect liquidity of the market for our Common Stock. Our common stock is listed and trades on both the NYSE and the TASE. The dual listing may result in price variations of our common stock between the two exchanges due to various factors, including the use of different currencies and the different days and hours of trading for the two exchanges. Any decrease in the trading price of our common stock in one market could cause a decrease in the trading price on the other market. In addition, the dual-listing may adversely affect liquidity and trading prices on one or both of the exchanges as a result of circumstances that may be outside of our control. For example, transfers by holders of our securities from trading on one exchange to the other could result in increases or decreases in liquidity and or trading prices on either or both of the exchanges. Holders could also seek to sell or buy our Common Stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any such arbitrage activity could create volatility in both the price and volume of trading of our Common Stock.

The existing mechanism for the dual listing of securities on the NYSE and the TASE may be eliminated or modified in a manner that may subject us to additional regulatory burden and additional costs. The current Israeli regulatory regime provides a mechanism for the dual-listing of securities traded on the NYSE and the TASE that does not impose any significant regulatory burden or significant costs on us. If this dual-listing regime is eliminated or modified, it may become more difficult for us to comply with the regulatory requirements, and this could result in additional costs. In such event, we may consider delisting of our common stock from the TASE.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities. As of December 31, 2021, the Company owned 127 manufactured home communities containing approximately 24,000 developed sites, located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. The Company also has an ownership interest in and operates one community in Florida through its joint venture. The rents collectible from the land in our communities ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. There is a long-term trend toward larger manufactured homes. Existing manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2021.

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/21	Occupancy Percentage at 12/31/20	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/21

Allentown	434	97%	97%	87	18	$513
4912 Raleigh-Millington Road
Memphis, TN 38128

Arbor Estates	230	97%	94%	31	-0-	$784
1081 North Easton Road
Doylestown, PA 18902

Auburn Estates	42	95%	93%	13	-0-	$394
919 Hostetler Road
Orrville, OH 44667

Bayshore Estates	206	84%	N/A	56	-0-	$367
105 West Shoreway Drive
Sandusky, OH 44870

Birchwood Farms	143	95%	95%	28	-0-	$500
8057 Birchwood Drive
Birch Run, MI 48415

Boardwalk	195	98%	97%	45	-0-	$419
2105 Osolo Road
Elkhart, IN 46514

Broadmore Estates	390	93%	90%	93	19	$505
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	82%	80%	37	2	$501
107 Skyline Drive
Berwick, PA 18603

Brookview Village	172	92%	92%	46	64	$580
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Camelot Village	95	96%	92%	32	50	$324
2700 West 38th Street
Anderson, IN 46013

Camelot Woods	149	55%	54%	32	-0-	$311
500 Earnhardt Dr.
Altoona, PA 16601

Candlewick Court	211	70%	72%	40	-0-	$521
1800 Candlewick Drive
Owosso, MI 48867

Carsons	131	85%	84%	14	4	$458
649 North Franklin St. Lot 116
Chambersburg, PA 17201

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/21	Occupancy Percentage at 12/31/20	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/21
Catalina	462	73%	66%	75	26	$476
6501 Germantown Road
Middletown, OH 45042

Cedarcrest Village	283	99%	96%	71	30	$693
1976 North East Avenue
Vineland, NJ 08360

Chambersburg I & II	99	76%	78%	11	-0-	$430
5368 Philadelphia Ave Lot 34
Chambersburg, PA 17201

Chelsea	84	99%	96%	12	-0-	$464
459 Chelsea Lane
Sayre, PA 18840

Cinnamon Woods	62	100%	98%	10	67	$569
70 Curry Avenue
Conowingo, MD 21918

City View	57	96%	95%	20	2	$370
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	99%	100%	23	1	$464
60 N State Route 101
Tiffin, OH 44883

Collingwood	102	85%	90%	20	-0-	$504
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	160	96%	88%	31	1	$370
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	164	85%	80%	44	20	$399
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	142	96%	95%	27	-0-	$397
6605 State Route 5
Ravenna, OH 44266

Countryside Village/ Duck River Estates	376	92%	89%	79	103	$436
200 Early Road
Columbia, TN 38401

Cranberry Village	187	98%	98%	36	-0-	$639
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	98	92%	95%	19	-0-	$426
Wolcott Hollow Rd & Route 220
Athens, PA 18810

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/21	Occupancy Percentage at 12/31/20	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/21
Cross Keys Village	132	93%	89%	21	2	$517
259 Brown Swiss Circle
Duncansville, PA 16635

Crossroads Village	34	76%	79%	9	-0-	$423
549 Chicory Lane
Mount Pleasant, PA 15666

Dallas Mobile Home Community	145	92%	86%	21	-0-	$298
1104 N 4th Street
Toronto, OH 43964

Deer Meadows	98	94%	95%	22	8	$373
1291 Springfield Road
New Springfield, OH 44443

Deer Run	195	31%	N/A	33	-0-	$175
3142 Flynn Road Lot 194
Dothan, AL 36303

D & R Village	234	95%	94%	44	-0-	$647
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	55	96%	98%	10	3	$393
425 Medina Street
Lodi, OH 44254

Evergreen Manor	68	90%	90%	7	-0-	$369
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	86%	92%	10	4	$419
9249 State Route 44
Mantua, OH 44255

Fairview Manor	317	96%	95%	66	132	$729
2110 Mays Landing Road
Millville, NJ 08332

Fifty-One Estates	171	89%	86%	42	6	$467
Hayden Boulevard
Elizabeth, PA 15037

Forest Creek	167	96%	95%	37	-0-	$534
855 E. Mishawaka Road
Elkhart, IN 46517

Forest Park Village	246	94%	95%	79	-0-	$581
102 Holly Drive
Cranberry Township, PA 16066

Fox Chapel Village	120	97%	92%	23	2	$405
7 Greene Drive
Cheswick, PA 15024

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/21	Occupancy Percentage at 12/31/20	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/21
Frieden Manor	193	97%	92%	42	22	$535
102 Frieden Manor
Schuylkill Haven, PA 17972

Friendly Village	824	52%	49%	101	-0-	$428
27696 Oregon Road
Perrysburg, OH 43551

Green Acres	24	92%	96%	6	-0-	$450
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	97%	90%	9	-0-	$713
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	99%	98%	19	-0-	$448
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	408	74%	74%	79	-0-	$508
109 Main Street
Inkerman, PA 18640

High View Acres	154	84%	83%	43	-0-	$423
399 Blue Jay Lane
Apollo, PA 15613

Highland	246	90%	88%	42	-0-	$437
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	317	98%	97%	98	65	$653
60 Old Route 22
Kutztown, PA 19530

Hillcrest Crossing	198	80%	75%	60	16	$357
100 Lorraine Drive
Lower Burrell, PA 15068

Hillcrest Estates	219	98%	96%	46	45	$479
14200 Industrial Parkway
Marysville, OH 43040

Hillside Estates	89	92%	95%	29	20	$394
Snyder Avenue
Greensburg, PA 15601

Holiday Village	319	79%	90%	36	29	$514
201 Grizzard Avenue
Nashville, TN 37207

Holiday Village	326	87%	85%	53	2	$527
1350 Co Road 3
Elkhart, IN 46514

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/21	Occupancy Percentage at 12/31/20	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/21
Holly Acres Estates	153	96%	93%	30	9	$428
7240 Holly Dale Drive
Erie, PA 16509

Hudson Estates	159	94%	91%	19	-0-	$353
100 Keenan Road
Peninsula, OH 44264

Huntingdon Pointe	76	97%	91%	45	4	$329
240 Tee Drive
Tarrs, PA 15688

Independence Park	92	96%	91%	36	15	$431
355 Route 30
Clinton, PA 15026

Iris Winds	142	44%	N/A	24	-0-	$195
1230 South Pike East Lot 144
Sumter, SC 29153

Kinnebrook	250	100%	98%	66	8	$654
351 State Route 17B
Monticello, NY 12701

Lake Erie Estates	162	69%	70%	21	-0-	$412
3742 East Main Street, Apt 1
Fredonia, NY 14757

Lake Sherman Village	250	95%	94%	63	34	$515
7227 Beth Avenue, SW
Navarre, OH 44662

Lakeview Meadows	79	96%	99%	21	32	$405
11900 Duff Road, Lot 58
Lakeview, OH 43331

Laurel Woods	208	82%	76%	43	-0-	$462
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	62	97%	92%	13	-0-	$409
11563 Back Massillon Road
Orrville, OH 44667

Maple Manor	318	79%	82%	71	-0-	$437
18 Williams Street
Taylor, PA 18517

Marysville Estates	306	67%	65%	58	-0-	$440
548 North Main Street
Marysville, OH 43040

Meadowood	122	93%	93%	20	-0-	$467
9555 Struthers Road
New Middletown, OH 44442

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/21	Occupancy Percentage at 12/31/20	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/21
Meadows	335	80%	77%	61	-0-	$459
11 Meadows
Nappanee, IN 46550

Meadows of Perrysburg	191	97%	93%	47	8	$449
27484 Oregon Road
Perrysburg, OH 43551

Melrose Village	293	95%	91%	71	-0-	$410
4400 Melrose Drive, Lot 301
Wooster, OH 44691

Melrose West	29	100%	100%	27	3	$422
4455 Cleveland Road
Wooster, OH 44691

Memphis Blues (1)	90	92%	69%	16	78	$478
1401 Memphis Blues Avenue
Memphis, TN 38127

Monroe Valley	44	95%	98%	11	-0-	$569
15 Old State Road
Jonestown, PA 17038

Moosic Heights	149	93%	93%	35	-0-	$452
118 1st Street
Avoca, PA 18641

Mount Pleasant Village	114	95%	97%	19	-0-	$367
549 Chicory Lane
Mount Pleasant, PA 15666

Mountaintop	39	90%	92%	11	2	$656
Mountain Top Lane
Narvon, PA 17555

Mountain View (2)	-0-	N/A	N/A	-0-	220	$-0-
Van Dyke Street
Coxsackie, NY 12501

New Colony	113	74%	68%	16	-0-	$471
3101 Homestead Duquesne Road
West Mifflin, PA 15122

Northtowne Meadows	380	90%	87%	85	-0-	$435
6255 Telegraph Road
Erie, MI 48133

Oak Ridge Estates	205	99%	96%	40	-0-	$529
1201 Country Road 15 (Apt B)
Elkhart, IN 46514

Oakwood Lake Village	78	74%	67%	40	-0-	$513
308 Gruver Lake
Tunkhannock, PA 18657

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/21	Occupancy Percentage at 12/31/20	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/21
Olmsted Falls	124	98%	97%	15	-0-	$465
26875 Bagley Road
Olmsted Township, OH 44138

Oxford Village	224	99%	98%	59	2	$750
2 Dolinger Drive
West Grove, PA 19390

Parke Place	364	98%	97%	94	15	$425
2331 Osolo Road
Elkhart, IN 46514

Perrysburg Estates	133	95%	88%	26	7	$393
23720 Lime City Road
Perrysburg, OH 43551

Pikewood Manor	490	88%	84%	86	31	$461
1780 Lorain Boulevard
Elyria, OH 44035

Pine Ridge Village/Pine Manor	194	89%	88%	50	30	$597/$612
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	213	82%	77%	38	-0-	$413
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	85%	81%	21	9	$443
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	476	63%	63%	101	-0-	$515
485 Patterson Lane
Belle Vernon, PA 15012

Redbud Estates	580	96%	94%	128	21	$280
1800 West 38th Street
Anderson, IN 46013

River Valley Estates	231	86%	85%	60	-0-	$433
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	90	96%	90%	31	1	$426
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	66	91%	89%	17	66	$510
1198 Rostraver Road
Belle Vernon, PA 15012

Sandy Valley Estates	364	75%	74%	102	10	$468
11461 State Route 800 N.E.
Magnolia, OH 44643

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/21	Occupancy Percentage at 12/31/20	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/21
Shady Hills	212	89%	91%	25	-0-	$499
1508 Dickerson Pike #L1
Nashville, TN 37207

Somerset Estates/Whispering Pines	249	84%	82%	74	24	$427/$509
1873 Husband Road
Somerset, PA 15501

Southern Terrace	118	99%	100%	26	4	$395
1229 State Route 164
Columbiana, OH 44408

Southwind Village	250	99%	99%	36	-0-	$614
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	148	95%	92%	37	24	$459
7140-29 Selby Road
Athens, OH 45701

Springfield Meadows	123	95%	97%	43	77	$403
4100 Troy Road
Springfield, OH 45502

Suburban Estates	200	96%	95%	36	-0-	$440
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	97%	98%	25	1	$404
3305 Summit Road
Ravenna, OH 44266

Summit Village	100	87%	85%	25	33	$277
246 North 500 East
Marion, IN 46952

Sunny Acres	207	95%	94%	55	3	$436
272 Nicole Lane
Somerset, PA 15501

Sunnyside	63	84%	86%	8	1	$747
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	129	95%	92%	32	-0-	$508
122 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	97%	96%	21	-0-	$566
27216 Cook Road Lot 1-A
Olmsted Township, OH 44138

Twin Pines	219	92%	84%	48	2	$498
2011 West Wilden Avenue
Goshen, IN 46528

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/21	Occupancy Percentage at 12/31/20	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/21
Valley High	75	87%	95%	13	16	$393
229 Fieldstone Lane
Ruffs Dale, PA 15679

Valley Hills	267	97%	98%	66	67	$398
4364 Sandy Lake Road
Ravenna, OH 44266

Valley Stream	143	78%	77%	37	6	$384
60 Valley Stream
Mountaintop, PA 18707

Valley View I	104	98%	98%	19	-0-	$579
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	43	100%	100%	7	-0-	$597
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Honey Brook	144	92%	90%	28	13	$703
1 Mark Lane
Honey Brook, PA 19344

Voyager Estates	259	68%	65%	72	20	$391
1002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	196	83%	82%	35	-0-	$634
3450 Howard Road Lot 21
Hamburg, NY 14075

Wayside	82	94%	93%	16	5	$355
1000 Garfield Avenue
Bellefontaine, OH 43331

Weatherly Estates	271	100%	96%	41	-0-	$463
271 Weatherly Drive
Lebanon, TN 37087

Wellington Estates	206	84%	72%	46	1	$336
58 Tanner Street
Export, PA 15632

Woodland Manor	148	72%	71%	77	-0-	$415
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	156	92%	91%	14	-0-	$706
265 Route 35
Eatontown, NJ 07724

Woods Edge	599	59%	58%	151	50	$437
1670 East 650 North
West Lafayette, IN 47906

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/21	Occupancy Percentage at 12/31/20	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/21
Wood Valley	160	71%	68%	31	56	$386
2 West Street
Caledonia, OH 43314

Worthington Arms	222	94%	92%	36	-0-	$637
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	89	64%	66%	14	59	$397
999 Balmer Road
Youngstown, NY 14174

Total	24,025	86.0%	85.0%	5,150	1,830	$480

(1)	Community was closed due to unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community. The total redevelopment will be 134 sites. Phase I, consisting of 39 sites, was 100% occupied as of December 31, 2018. Phase II, consisting of 51 sites, was recently completed in 2020 and in the process of being occupied. Phase III, consisting of 44 sites, is in the process of being developed.
(2)	We are currently seeking site plan approvals for approximately 360 sites for this property.

The Company also has 1,830 undeveloped acres that may be developed into approximately 7,300 sites. We have approximately 3,500 sites in various stages of the approval process that may be developed over the next 7 years. Due to the uncertainties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

In addition to the communities owned by the Company listed above, the Company’s recently-formed joint venture with Nuveen Real Estate owns a newly-developed all-age, manufactured home community named Sebring Square, located in Sebring, Florida, which was acquired in December 2021. This community contains 219 developed homesites situated on approximately 39 acres and is now open for presales.

Significant Properties

The Company operated manufactured home properties with an approximate cost of $1.2 billion as of December 31, 2021. These properties consist of 127 separate manufactured home communities and related improvements (excluding the Sebring Square community in Florida acquired in December 2021, which is operated by the Company and owned by the Company’s joint venture with Nuveen Real Estate). No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Friendly Village (Ohio) with 824 developed sites, Woods Edge (Indiana) with 599 developed sites, Redbud Estates (Indiana) with 580 developed sites, Pikewood Manor (Ohio) with 490 developed sites, and Port Royal Village (Pennsylvania) with 476 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from 2022 to 2031, with a weighted average term of 5.2 years. Interest on these mortgages is payable at fixed rates ranging from 2.62% to 6.35%. The weighted average interest rate on our mortgages, not including the effect of unamortized debt issuance costs, was approximately 3.8% at both December 31, 2021 and 2020. The aggregate balances of these mortgages, net of unamortized debt issuance costs, totaled $452.6 million and $471.5 million at December 31, 2021 and 2020, respectively. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 6 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Joint Venture with Nuveen Real Estate

In December 2021, the Company and Nuveen Real Estate (“Nuveen Real Estate”), a part of Nuveen Global Investments LLC, established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. Nuveen Real Estate and the Company agreed to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen Real Estate having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. Committed capital will be funded 60% by Nuveen Real Estate and 40% by the Company on a parity basis. The Company serves as managing member of the joint venture and is responsible for day-to-day operations of the joint venture and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management and other fees from the joint venture. On December 22, 2021, the joint venture closed on the acquisition of a newly developed all-age, manufactured home community named Sebring Square, located in Sebring, Florida, for a total purchase price of $22.2 million. This community contains 219 developed homesites situated on approximately 39 acres. For additional information about the Company’s joint venture with Nuveen Real Estate, see Note 5, “Investments in Joint Venture,” of the Notes to Consolidated Financial Statements.

Item 3 – Legal Proceedings

The Company is subject to claims and litigation in the ordinary course of business. For additional information about legal proceedings, see Part IV, Item 15(a)(1)(vi), Note 13 of the Notes to Consolidated Financial Statements – Commitments, Contingencies and Legal Matters.

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock and its Series C Preferred Stock and Series D Preferred Stock are traded on the New York Stock Exchange (“NYSE”), under the symbols “UMH”, “UMHPRC” and “UMHPRD”, respectively. Effective February 9, 2022, the Company’s common stock also began trading on the Tel Aviv Stock Exchange.

Shareholder Information

As of February 18, 2022, there were 1,292 registered shareholders of the Company’s common stock based on the number of record owners. Because many shares of the Company’s common stock are held by brokers and other institutions on behalf of their clients, we believe there are considerably more beneficial holders of our common stock than record holders.

Dividends

During the year ended December 31, 2021, the Company paid quarterly cash dividends to holders of its common stock of $0.19 per share. On January 12, 2022, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.20 per share, representing an annualized dividend rate of $0.80 per share. The increase will be effective commencing with the payment to be made on March 15, 2022 to shareholders of record as of the close of business on February 15, 2022.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On January 13, 2021, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorized us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases would be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Although the Repurchase Program remains in effect, during 2021, the Company did not repurchase any shares of its Common Stock.

Comparative Stock Performance

The following line graph compares the total return of the Company’s common stock for the last five years to the FTSE NAREIT All REITs Index published by the National Association of Real Estate Investment Trusts (“NAREIT”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on December 31, 2016 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not necessarily indicative of future stock performance.

Item 6 – Reserved

Not applicable.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2021 Accomplishments

During 2021, UMH made substantial progress on multiple fronts – generating solid operating results, achieving strong growth and improving our financial position. We have:

●	Increased Rental and Related Income by 11%;
●	Increased Community Net Operating Income (“NOI”) by 13%;
●	Increased Normalized Funds from Operations (“Normalized FFO”) by 41% and Normalized FFO per share by 24%;
●	Improved our Operating Expense ratio by 130 basis points to 42.8%;
●	Increased Same Property NOI by 13%;
●	Increased Same Property Occupancy by 413 sites from 85.4% to 87.1% or 170 basis points;
●	Increased our rental home portfolio by 454 homes to approximately 8,700 total rental homes, representing an increase of 6%;
●	Increased rental home occupancy by 90 basis points from 94.6% to 95.5%;
●	Increased Sales of Manufactured Homes by 34%;
●	Acquired three communities containing approximately 543 homesites for a total cost of approximately $18.3 million (in addition to one community acquired in December 2021 by our joint venture with Nuveen Real Estate);
●	Increased our Total Market Capitalization by 50% to $2.4 billion at yearend;
●	Increased our Equity Market Capitalization by 127% to $1.4 billion at yearend;
●	Reduced our Net Debt to Total Market Capitalization from 34% at 2020 to 16% at 2021;
●	Issued and sold approximately 8.2 million shares of Common Stock through At-the-Market Sale Programs for our Common Stock at a weighted average price of $22.14 per share, generating gross proceeds of $182.0 million and net proceeds of $179.1 million, after offering expenses;
●	Issued and sold, through an At-the-Market Sale Program for our Preferred Stock, 2.2 million shares of Series D Preferred Stock at a weighted average price of $24.89 per share, generating total gross proceeds of $54.1 million and total net proceeds of $53.2 million, after offering expenses; and
●	Entered into a joint venture with Nuveen Real Estate, a TIAA company, for the purpose of development or acquisition of new manufactured housing communities, with an initial capital commitment by the joint venture partners of at least $70 million and potentially up to $170 million, 60% of which would be provided by Nuveen Real Estate and 40% of which would be provided by the Company. The joint venture acquired one community, containing approximately 219 developed home sites, for a total purchase price of $22.2 million.

Refer to the discussion below in this Item 7, Management’s Discussion and Analysis of Financial Condition, Results of Operations, and Non-GAAP Measures, contained in this Form 10-K for information regarding the presentation of community NOI, and for the presentation and reconciliation of funds from operations and normalized funds from operations to net income (loss) attributable to common shareholders.

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

The Company is a Maryland corporation that operates as a self-administered, self-managed REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces on an annual or month-to-month basis to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, S&F, sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land.

As of December 31, 2021, we owned and operated 127 manufactured home communities containing approximately 24,000 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions. During the year ended December 31, 2021, we purchased three manufactured home communities, located in Alabama, Ohio and South Carolina, for an aggregate purchase price of $18.3 million. These acquisitions added approximately 543 developed homesites to our portfolio. The Company also operates one community in Florida owned by the Company’s joint venture with Nuveen Real Estate that was formed in December 2021.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales and revenue under cable service agreements as well as from appreciation in the values of the manufactured home communities and vacant land owned by the Company. In addition, the Company receives property management and other fees from its joint venture with Nuveen Real Estate. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. The Company also invests in equity securities of other REITs which the Company generally limits to no more than approximately 15% of its undepreciated assets.

Occupancy in our properties, as well as our ability to increase rental rates, directly affects revenues. In 2021, total income increased 14% from the prior year due to the acquisition and rental programs, rent increases and the growth of our sales business and Community NOI (as defined below) increased 13% from the prior year. Overall occupancy was 86.0% and 85.0% at December 31, 2021 and 2020, respectively. Overall occupancy includes communities acquired in 2021 with an average occupancy of 59%. Same property occupancy, which includes communities owned and operated as of January 1, 2020, increased from 85.4% at December 31, 2020 to 87.1% at December 31, 2021. (Unless expressly indicated, information in this report with respect to the Company’s properties, including financial and operating results for the year ended December 31, 2021, does not include the property owned by the Company’s joint venture with Nuveen Real Estate.)

Sales of manufactured homes performed well during 2021, increasing by 34% year-over-year. Demand for quality affordable housing remains healthy. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. During 2021, our portfolio of rental homes increased by 454 homes. Occupied rental homes represent approximately 40.2% of total occupied sites. Occupancy in rental homes continues to be strong and is at 95.5% as of December 31, 2021. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

The Company holds a portfolio of marketable equity securities of other REITs with a fair value of $113.7 million at December 31, 2021, representing 7.2% of our undepreciated assets (total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional diversification, liquidity and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2021, 2% of the Company’s portfolio consisted of REIT preferred stocks and 98% consisted of REIT common stocks.

The Company invests in these REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. The Company’s weighted average yield on the securities portfolio was approximately 4.4% at December 31, 2021. At December 31, 2021, the Company had unrealized losses of $14.3 million in its REIT securities portfolio. During 2021, the Company sold positions in securities, generating realized gains of 2.3 million. It is our intent to hold these securities for investment on a long-term basis.

The Company continues to strengthen its balance sheet. During 2021, the Company raised approximately $9.8 million in new capital through the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). During the year ended December 31, 2021, through an At-the-Market Sale Program for our Series C Preferred Stock and Series D Preferred Stock (the “2020 Preferred ATM Program”), the Company issued and sold a total of 2.2 million shares of our Series D Preferred Stock, generating gross proceeds of $54.1 million and net proceeds of $53.2 million, after offering expenses.

During the year ended December 31, 2021, through an At-the-Market Sale Program for our Common Stock (the “2020 Common ATM Program”), that we commenced in June 2020 and an At-the-Market Sale Program (the “2021 Common ATM Program”) that we commenced in August 2021, the Company issued and sold a total of 8.2 million shares of our Common Stock, generating gross proceeds of $182.0 million and net proceeds of $179.1 million, after offering expenses.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

At December 31, 2021, the Company had approximately $116.2 million in cash and cash equivalents and $50 million available on our credit facility, with an additional $50 million potentially available pursuant to an accordion feature. We also had $31.6 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory and $15 million available on our line of credit secured by rental homes and rental homes leases. Subsequent to year end, the Company completed an offering to investors in Israel of $102.7 million principal amount of its 4.72% Series A Bonds due February 28, 2027.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then making physical improvements, including adding rental homes onto otherwise vacant sites. In 2020 and 2021, we added a total of five manufactured home communities to our portfolio, encompassing approximately 850 developed sites. These manufactured home communities were acquired with an average occupancy rate of 61%. The Company will utilize the rental home program to seek to increase occupancy rates and improve operating results at these communities. In addition, on behalf of our recently-formed joint venture with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. There is no guarantee that acquisition opportunities will continue to materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of the joint venture depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company’s lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions in 2021 and 2020

The following table lists the property acquisitions completed by the Company during the years ended December 31, 2021 and 2020:

Community	Date of Acquisition	State	Number of Sites	Purchase Price (in thousands)	Number of Acres	Occupancy at Acquisition

Acquisitions in 2021

Deer Run	January 8, 2021	AL	195	$4,555	33	37%
Iris Winds	January 21, 2021	SC	142	3,445	24	49%
Bayshore Estates	June 1, 2021	OH	206	10,300	56	86%

Total 2021			543	$18,300	113	59%

Acquisitions in 2020

Camelot Woods	July 24, 2020	PA	147	$3,340	27	56%
Lake Erie Estates	September 21, 2020	NY	163	4,500	21	71%

Total 2020			310	$7,840	48	64%

In addition to the acquisitions shown above, on December 22, 2021, the Company, on behalf of its joint venture with Nuveen Real Estate, closed on the acquisition of Sebring Square, a newly developed manufactured home community located in Sebring, Florida containing 219 developed homesites, for a total purchase price of $22.2 million. This community is situated on approximately 39 acres and is now open for occupancy. The joint venture realized minimal revenue from this community during 2021.

Results of Operations

2021 vs. 2020

Rental and related income increased from $143.3 million for the year ended December 31, 2020 to $159.0 million for the year ended December 31, 2021, or 11%. This increase was due to the acquisitions during 2020 and 2021, as well as an increase in rental rates, same property occupancy and additional rental homes. During 2021, the Company raised rental rates by 3% to 4% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy was 86.0% and 85.0% at December 31, 2021 and 2020, respectively. Overall occupancy includes communities acquired in 2021 and 2020, which had an average occupancy of 59% and 64%, respectively, at the time of acquisition. Same property occupancy has increased from 85.4% at December 31, 2020 to 87.1% at December 31, 2021. (The same property occupancy rate is exclusive of the sites at Memphis Blues, which is under redevelopment due to a flood in 2011.) Demand for rental homes continues to be strong. As of December 31, 2021, we had approximately 8,700 rental homes with an occupancy rate of 95.5%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates.

Community operating expenses increased from $63.2 million for the year ended December 31, 2020 to $68.0 million for the year ended December 31, 2021, or 8%. This increase was primarily due to new acquisitions, and increases in snow removal costs, tree removal, water and sewer, real estate taxes and payroll and personnel costs.

Community NOI increased from $80.2 million for the year ended December 31, 2020 to $91.0 million for the year ended December 31, 2021, or 13%. This increase was primarily due to the acquisitions during 2020 and 2021 and an increase in rental rates, occupancy and rental homes. The operating expense ratio (defined as community operating expenses divided by rental and related income) improved from 44.1% in 2020 to 42.8% for 2021. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. In addition, expansions of our communities may require investments in infrastructure before we can generate revenue from additional sites. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes increased from $20.3 million for the year ended December 31, 2020 to $27.1 million for the year ended December 31, 2021, or 34%. The total number of homes sold was 370 homes in 2021 as compared to 323 homes in 2020. There were 182 new homes sold in 2021 as compared to 140 in 2020. The Company’s average sales price was approximately $73,000 and $63,000 for the years ended December 31, 2021 and 2020, respectively. Cost of sales of manufactured homes increased from $14.4 million for the year ended December 31, 2020 to $20.1 million for the year ended December 31, 2021, or 39%. The gross profit percentage was 26% and 29% for 2021 and 2020, respectively. Selling expenses decreased from $4.9 million for the year ended December 31, 2020 to $4.8 million for the year ended December 31, 2021, or 3%. Gain from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) increased from a gain of $768,000 for the year ended December 31, 2020 to a gain of $2.0 million for the year ended December 31, 2021. Many of the costs associated with sales, such as rent, salaries, and to an extent, advertising and promotion, are fixed. The National Association of Realtors reported that in December 2021, sales of existing homes grew 9% from December 2020. Home prices have continued their rise as fewer sellers are listing homes and inventories decline. With the passage of time, the inherent relative affordability of our property type becomes more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new revenue and represent an investment in the upgrading of our communities.

General and administrative expenses increased from $11.1 million for the year ended December 31, 2020 to $14.1 million for the year ended December 31, 2021, or 27%. These increases were due to an increase in personnel costs, including an increase in the bonus accrual based on FFO metrics and an increase in stock-based compensation, including special restricted stock grants for the 2020 groundbreaking Fannie Mae financing. General and administrative expenses, excluding non-recurring expenses, as a percentage of gross revenue (total income plus interest, dividend and other income) was 6.2% and 6.4% at December 31, 2021 and 2020, respectively.

Depreciation expense increased from $41.7 million for the year ended December 31, 2020 to $45.1 million for the year ended December 31, 2021, or 8%. This increase was primarily due to the acquisitions and the increase in rental homes during 2021 and 2020.

Interest income increased from $2.9 million for the year ended December 31, 2020 to $3.4 million for the year ended December 31, 2021, or 15%. This increase was primarily due to an increase in the average balance of notes receivable from $40.4 million for the year ended December 31, 2020 to $48.6 million for the year ended December 31, 2021.

Dividend income decreased from $5.7 million for the year ended December 31, 2020 to $5.1 million for the year ended December 31, 2021, or 11%. This decrease was primarily due to reduced dividends from our securities holdings. Dividends received from our marketable securities investments were at a weighted average yield of approximately 4.4% and 4.7% at December 31, 2021 and 2020, respectively.

Gain on sales of marketable securities amounted to $2.3 million for the year ended December 31, 2021. Increase (decrease) in fair value of marketable securities increased from an unrealized loss of $14.1 million for the year ended December 31, 2020 to an unrealized gain of $25.1 million for the year ended December 31, 2021. As of December 31, 2021, the Company had total net unrealized losses of $14.3 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased from $18.3 million for the year ended December 31, 2020 to $19.2 million for the year ended December 31, 2021, or 5%. The average balance of mortgages payable was approximately $462.0 million during 2021 as compared to approximately $421.5 million during 2020. The weighted average interest rate on mortgages, not including the effect of unamortized debt issuance costs, was 3.8% at both December 31, 2021 and 2020.

2020 vs. 2019

Rental and related income increased from $128.6 million for the year ended December 31, 2019 to $143.3 million for the year ended December 31, 2020, or 11%. This increase was due to the acquisitions during 2019 and 2020, as well as an increase in rental rates, same property occupancy and additional rental homes. During 2020, the Company raised rental rates by 3% to 4% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy was 85.0% and 82.0% at December 31, 2020 and 2019, respectively. Overall occupancy includes communities acquired in 2020 and 2019, which had an average occupancy of 64% and 62%, respectively, at the time of acquisition. Same property occupancy increased from 83.6% at December 31, 2019 to 86.8% at December 31, 2020. The same property occupancy rate is exclusive of the sites at Memphis Blues, which is under redevelopment due to a flood in 2011. As of December 31, 2020, we had approximately 8,300 rental homes with an occupancy of 94.6%.

Community operating expenses remained relatively stable increasing from $61.7 million for the year ended December 31, 2019 to $63.2 million for the year ended December 31, 2020, or 2%.

Community NOI increased from $66.9 million for the year ended December 31, 2019 to $80.2 million for the year ended December 31, 2020, or 20%. This increase was primarily due to the acquisitions during 2019 and 2020 and an increase in rental rates, occupancy and rental homes. The operating expense ratio (defined as community operating expenses divided by rental and related income) was 47.5% and 44.1%, excluding non-recurring operating expenses, for the years ended December 31, 2019 and 2020, respectively.

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

The Company’s Community NOI is calculated as follows (in thousands):

	2021	2020	2019

Rental and Related Income	$159,010	$143,344	$128,611
Community Operating Expenses	(68,046)	(63,175)	(61,708)

Community NOI	$90,964	$80,169	$66,903

We assess and measure our overall operating results based upon FFO an industry performance measure which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by NAREIT, represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the U.S. (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, and the change in the fair value of marketable securities plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of NAREIT FFO to make an election to include or exclude gains and losses on the sale of these assets, such as marketable equity securities, and include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude the change in the fair value of marketable securities from our FFO calculation. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”), as FFO, excluding gains and losses realized on marketable securities investments and certain one-time charges. FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and Normalized FFO and, accordingly, our FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

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

The Company’s FFO and Normalized FFO attributable to common shareholders are calculated as follows (in thousands except footnotes):

	2021	2020	2019

Net Income (Loss) Attributable to Common Shareholders	$21,249	$(29,759)	$2,566
Depreciation Expense	45,124	41,707	36,811
Loss on Sales of Investment Property and Equipment	170	216	111
(Increase) Decrease in Fair Value of Marketable Securities	(25,052)	14,119	(14,915)
Gain on Sales of Marketable Securities, net	(2,342)	-0-	-0-
FFO Attributable to Common Shareholders	39,149	26,283	24,573

Adjustments:
Redemption of Preferred Stock	-0-	2,871	-0-
Non-Recurring Other Expense (1)	1,995	-0-	634
Normalized FFO Attributable to Common Shareholders	$41,144	$29,154	$25,207

(1)	Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($1.8 million) and non-recurring expenses for the joint venture ($171,000) in 2021, utility billing dispute over a prior 10-year period ($375,000), emergency windstorm tree removal expenses in three communities ($179,000) and costs associated with acquisitions not completed ($80,000) in 2019.

Liquidity and Capital Resources

The Company operates as a REIT deriving its income primarily from real estate rental operations. The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings or lines of credit, proceeds from the DRIP and access to the capital markets. In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. Specifically, the Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets. In order to provide financial flexibility to opportunistically access the capital markets, the Company has implemented At-the-Market Sales Programs for both our common and preferred stock. The 2021 Common ATM Program, commenced in August 2021, allowed the Company to offer and sell shares of the Company’s common stock, having an aggregate sales price of up to $100 million from time to time through the Distribution Agents for the 2021 Common ATM Program. All shares of Common Stock available to be sold under the 2021 Common ATM Program have been sold. The Company intends to commence a new At-the-Market Sales Program for its common stock during the first quarter of 2022. The Company’s 2020 Preferred ATM Program allows the Company to offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million from time to time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. In addition, on behalf of our recently-formed joint venture with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of our joint venture depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

The Company continues to strengthen its capital and liquidity positions and maintains financial flexibility. Through our 2020 Preferred ATM Program, the Company issued and sold a total of 2.2 million shares of our Series D Preferred Stock generating gross proceeds of $54.1 million and net proceeds after offering expenses of $53.2 million during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company issued and sold 8.2 million shares of Common Stock through our 2020 Common ATM Program and our 2021 Common ATM Program at a weighted average price of $22.14 per share, generating gross proceeds of $182.0 million and net proceeds of $179.1 million, after offering expenses.

As of December 31, 2021, $4.0 million of common stock remained available for sale under the 2021 Common ATM Program and $12.2 million in shares of Series C Preferred Stock and/or Series D Preferred Stock remained available for sale under the 2020 Preferred ATM Program. Subsequent to year end, in January 2022, the Company issued and sold 300,000 shares of Common Stock under the 2021 Common ATM Program for gross proceeds of $8.0 million.

In addition, the Company has a DRIP in which participants can purchase original issue shares of common stock from the Company at a price of approximately 95% of market. During 2021, amounts received under the DRIP, including dividends reinvested of $3.5 million, totaled $9.8 million. The Company issued a total of 503,000 shares under the DRIP during 2021.

The Company also has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $20 million revolving line of credit for the financing of homes, of which $6 million was utilized at December 31, 2021, and revolving credit facilities totaling $28.5 million to finance inventory purchases, of which $10.9 million was utilized at December 31, 2021.

As of December 31, 2021, the Company had $116.2 million of cash and cash equivalents and marketable securities of $113.7 million. The Company owned 127 communities of which 28 are unencumbered. The Company’s marketable securities and non-mortgaged properties provide us with additional liquidity. As of December 31, 2021, the Company also held a 40% equity interest in its joint venture with Nuveen Real Estate, which owns one newly developed community that is unencumbered. Subsequent to year end, the Company completed an offering to investors in Israel of $102.7 million of its new unsecured 4.72% Series A Bonds due February 28, 2027. The Company believes that cash on hand, funds generated from operations, the DRIP and capital markets, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2021, total investment property, including rental homes, increased 9% or $96.6 million. The Company made acquisitions of three manufactured home communities totaling 543 developed sites at an aggregate purchase price of $18.3 million. These acquisitions were funded by the use of our unsecured credit facility. See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 6 of the Notes to Consolidated Financial Statements for related debt transactions. In addition, in December 2021, the Company’s joint venture with Nuveen Real Estate acquired one newly-developed community in Florida containing 219 developed homesites, for a total purchase price of $22.2 million, 40% of which was funded by the Company. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions (including the Company’s 40% share of acquisition costs that may be incurred by the joint venture with Nuveen Real Estate) may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of debt, common or preferred stock, including under a new ATM Program for the Company’s common stock expected to be commenced in the first quarter of 2022 or the 2020 Preferred ATM Program. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company owned approximately 8,700 rental homes, or approximately 36% of our total homesites as of December 31, 2021. During 2021, our rental home portfolio increased by 454 homes or $33.7 million. The Company markets these rental homes for sale to existing residents. The Company estimates that in 2022 it will order approximately 700-800 manufactured homes to use as rental units at its properties for a total cost, including setup, of approximately $56 million. Rental home rates on new homes range from approximately $650-$1,500 per month, including lot rent, depending on size, location and market conditions. During 2021, the Company also invested approximately $25 million in other improvements to its communities.

Additionally, the Company has investments in marketable equity securities of other REITs. The REIT securities portfolio provides the Company with additional liquidity and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. During 2021, the securities portfolio increased 10% or $10.6 million primarily due to a net unrealized gain of $25.1 million, realized gain of $2.3 million partially offset by sales of $14.5 million. The Company had dividend income earned of $5.1 million. The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

The following table summarizes cash flow activity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019

Net Cash Provided by Operating Activities	$65,163	$66,839	$38,516
Net Cash Used in Investing Activities	(94,364)	(103,770)	(122,350)
Net Cash Provided by Financing Activities	125,634	46,528	90,053
Net Increase in Cash, Cash Equivalents and Restricted Cash	$96,433	$9,597	$6,219

Net cash provided by operating activities remained relatively stable in 2020 and 2021. Net cash provided by operating activities increased by $28.3 million in 2020 to $66.8 million. This increase was primarily due to an increase in Community NOI and a decrease in inventory in 2020 compared to an increase in 2019.

Net cash used in investing activities decreased by $9.4 million in 2021, primarily due to a decrease in acquisitions of manufactured homes and the proceeds from sales of marketable securities offset by the increase in purchase of manufactured home communities and investment in the joint venture. Net cash used in investing activities decreased by $18.6 million in 2020, primarily due to a decrease in acquisitions of manufactured homes.

Net cash provided by financing activities increased by $79.1 million in 2021 to $125.6 million. The Company received $9.8 million, including dividends reinvested, through the DRIP. In addition, the Company issued and sold 2.2 million shares of its Series D Preferred Stock during 2021 through the 2020 Preferred ATM Program, raising net proceeds of approximately $53.2 million. The Company also issued and sold 8.2 million shares of its Common Stock during 2021 through the 2020 Common ATM Program and 2021 Common ATM Program, raising net proceeds of approximately $179.1 million. During 2021, the Company distributed to our common shareholders a total of $35.0 million, including dividends reinvested. In addition, the Company also paid $29.8 million in preferred dividends.

Net cash provided by financing activities decreased by $43.5 million in 2020 to $46.5 million. The Company obtained new mortgages of $106 million. The Company also received $9.2 million, including dividends reinvested, through the DRIP. In addition, in 2020 the Company issued and sold 134,000 shares of its Series C Preferred Stock and 3.8 million shares of its Series D Preferred Stock through the 2019 Preferred ATM Program (described below) and the 2020 Preferred ATM Program, raising net proceeds during 2020 of approximately $96.1 million. The Company also issued and sold 135,000 shares of its Common Stock through the 2020 Common ATM Program, raising net proceeds of approximately $1.7 million. In October 2020, the Company voluntarily redeemed all of its Series B Preferred Stock for approximately $96.1 million. During 2020, the Company distributed to our common shareholders a total of $29.8 million, including dividends reinvested. In addition, the Company also paid $31.9 million in preferred dividends.

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

Cash flows used for capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions and rental home purchases, the Company is budgeting approximately $15 million in capital improvements for 2022.

The Company’s significant commitments and contractual obligations relate to its mortgages, loans payable and other indebtedness, acquisitions of manufactured home communities, retirement benefits, and the lease on its corporate offices as described in Note 9 to the Consolidated Financial Statements.

The Company has approximately 1,800 acres of undeveloped land which it could develop over the next several years. The Company continues to analyze the best use of its vacant land.

As of December 31, 2021, the Company had total assets of $1.3 billion and total liabilities of $528.7 million. Our net debt (net of cash and cash equivalents) to total market capitalization as of December 31, 2021 and 2020 was approximately 16% and 34%, respectively. Our net debt, less securities (net of cash and cash equivalents and marketable securities) to total market capitalization as of December 31, 2021 and 2020 was approximately 11% and 28%, respectively.

The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Contractual Obligations

The Company has an investment in its joint venture with Nuveen Real Estate which is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions for the joint venture. The terms of the joint venture require the Company to fund 40% of the total capital contributions made by the members to the joint venture. See Note 5, “Investments in Joint Venture,” of the Notes to Consolidated Financial Statements for additional information.

Our other primary contractual obligations relate to our loans and mortgages payable and other indebtedness and our operating lease obligations. See Note 2 “Summary of Significant Accounting Policies”, Note 6 “Loans and Mortgages Payable” and Note 9 “Related Party Transactions and Other Matters” of the Notes to Consolidated Financial Statements for additional information.

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

Collections are consistent with pre-pandemic levels and we have collected 94% of January 2022 site and home rent as of today’s date. Some of our residents benefitted from the federal government’s funding of the Emergency Rental Assistance Programs that were enacted in each state.

The impact of the COVID-19 pandemic remains uncertain and dependent on future developments, including the possible emergence of new variants of the original virus and the ongoing roll-out of vaccines and their efficacy. We will continue to monitor these rapidly evolving developments and respond in the best interests of our employees, residents and shareholders. At this time, we believe that the COVID-19 pandemic and its consequences will not have a material adverse effect on our operations.

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

Impairment in Real Estate Investments

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant & Equipment (“ASC 360-10”) to measure impairment in real estate investments. The Company’s primary indicator of potential impairment is based on net operating income trends year over year. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that an other than temporary impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2021, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were exposed to risks associated with adverse changes in market prices and interest rates. The Company’s principal market risk exposure is interest rate risk. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control contribute to interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which may include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

The following table sets forth information as of December 31, 2021, concerning the Company’s mortgages and loans payable, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value (in thousands).

	Mortgages Payable			Loans Payable
	Carrying Value	Weighted Average Interest Rate		Carrying Value	Weighted Average Interest Rate

2022	$6,523	4.75%		$46,945	2.66%
2023	63,437	3.88%		-0-	-0-%
2024	-0-	-0-%		-0-	-0-%
2025	128,501	4.06%		-0-	-0-%
2026	39,388	4.04%		-0-	-0-%
Thereafter	218,853	2.20%		-0-	-0-%
Total	$456,702	3.75	%(1)	$46,945	2.66	%(1)
Estimated Fair Value	$458,389			$46,945

(1) Weighted average interest rate, not including the effect of unamortized debt issuance costs. The weighted average interest rate, including the effect of unamortized debt issuance costs, at December 31, 2021 was 3.79% for mortgages payable and 2.67% for loans payable.

All mortgage loans are at fixed rates. The Company has approximately $46.9 million in variable rate loans payable. If short-term interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $469,000.

The Company invests in equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. All securities are carried at fair value.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) and included immediately following the signature pages to this report are incorporated herein by reference.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2021 and 2020.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2021.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

February 24, 2022
New York, New York

(c) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – Other Information

None.

Item 9C – Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption “ Information about our Executive Officers” in Part I hereof, in accordance with General Instruction G(3) to Form 10-K.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 127)	57-58

	(ii)	Consolidated Balance Sheets as of December 31, 2021 and 2020	59-60

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2021, 2020 and 2019	61-62

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019	63-64

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	65

	(vi)	Notes to Consolidated Financial Statements	66-96

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021	97-106

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

Exhibit No.	Description

3.12	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

3.13	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2016, Registration No. 001-12690).

3.14	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2017, Registration No. 001-12690).

3.15	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.16	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.17	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

3.18	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.19	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.20	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.21	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).
3.22	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 18, 2020, Registration No. 001-12690).
3.23	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 16, 2020, Registration No. 001-12690).
3.24	Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

Exhibit No.		Description

4.1		Specimen certificate of common stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series C Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on July 26, 2018, Registration No. 001-12690).

4.3		Specimen certificate representing the Series D Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

4.4	*	Deed of Trust for the 4.72% Series A Bonds due 2027 between UMH Properties, Inc. and Reznik Paz Nevo Trusts Ltd., as trustee, dated as of January 31, 2022

4.5	*	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5	+	Amended and Restated Employment Agreement Effective January 1, 2018, between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2018, Registration No. 001-12690).

10.6	+	Amended and Restated Employment Agreement Effective January 1, 2018, between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2018, Registration No. 001-12690).

10.7	+	Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.8	+	UMH Properties, Inc. Amended and Restated 2013 Incentive Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on April 20, 2018, Registration No. 001-12690).

10.9		Reserved.

10.10		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on June 17, 2019, Registration No. 333-232162).

Exhibit No.		Description
10.11		Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal dated March 28, 2018 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 4, 2018, Registration No. 001-12690).

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

10.14

Equity Distribution Agreement by and between UMH Properties, Inc. and BMO Capital Markets Corp., B. Riley FBR, Inc., Compass Point Research & Trading LLC, Janney Montgomery Scott LLC, and J.P. Morgan Securities LLC (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 17, 2021, Registration No. 001-12690).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)		Interactive Data File

	++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	++	Inline XBRL Taxonomy Extension Schema Document
101.CAL	++	Inline XBRL Taxonomy Extension Calculation Document
101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF 104	++ ++	Inline XBRL Taxonomy Extension Definition Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++		Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

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

Dated: February 24, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Eugene W. Landy	Chairman of the Board	February 24, 2022
EUGENE W. LANDY

/s/ Samuel A. Landy	President, Chief Executive Officer and	February 24, 2022
SAMUEL A. LANDY	Director

/s/ Anna T. Chew	Vice President, Chief Financial and	February 24, 2022
ANNA T. CHEW	Accounting Officer, Treasurer and Director

/s/ Amy Butewicz	Director	February 24, 2022
AMY BUTEWICZ

/s/ Jeffrey A. Carus	Director	February 24, 2022
JEFFREY A. CARUS

/s/ Matthew Hirsch	Director	February 24, 2022
MATTHEW HIRSCH

/s/ Michael P. Landy	Director	February 24, 2022
MICHAEL P. LANDY

/s/ Stuart Levy	Director	February 24, 2022
STUART LEVY

/s/ William Mitchell	Director	February 24, 2022
WILLIAM MITCHELL

/s/ Angela Pruitt	Director	February 24, 2022
ANGELA PRUITT

/s/ Kenneth K. Quigley, Jr.	Director	February 24, 2022
KENNETH K. QUIGLEY

/s/ Stephen B. Wolgin	Director	February 24, 2022
STEPHEN B. WOLGIN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMH Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2022, expressed an unqualified opinion.

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

Valuation of Investment in Property and Equipment

At December 31, 2021, the Company’s net consolidated investment property and equipment totaled $913 million. As discussed in note 2 to the consolidated financial statements, the Company’s investment property and equipment is evaluated annually or whenever events or changes in circumstances indicates possible impairment.

The Company reviews investment properties for indicators of impairment through an analysis of net operating income trends period over period. In the event that any impairment indicators are present, the Company undertakes additional analyses utilizing expected undiscounted future cash flows for identified investment properties considering factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. For the year ended December 31, 2021, the Company’s net operating income trend analysis did not result in investment properties requiring undiscounted cash flow analysis. Therefore, no indicators of impairment were identified as a result of the Company’s review for impairment.

Auditing management’s evaluation of investment property and equipment for impairment was complex and highly subjective due to the high degree of subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment.

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Company’s process for evaluating investment in real estate for impairment, including management’s review of the operations and financial performance of investment properties.

To test the Company’s process for evaluating investment property and equipment for impairment, we performed audit procedures that included, among others, assessing the methodologies, evaluating the significant assumptions of the matters discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis.

/s/ PKF O’Connor Davies, LLP

February 24, 2022
New York, New York

We have served as the Company’s auditor since 2008.

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 and 2020

(in thousands except per share amounts)

	2021	2020

-ASSETS-

Investment Property and Equipment
Land	$74,963	$73,491
Site and Land Improvements	716,211	657,301
Buildings and Improvements	30,450	28,106
Rental Homes and Accessories	383,467	349,585
Total Investment Property	1,205,091	1,108,483
Equipment and Vehicles	24,437	22,572
Total Investment Property and Equipment	1,229,528	1,131,055
Accumulated Depreciation	(316,073)	(272,823)
Net Investment Property and Equipment	913,455	858,232

Other Assets
Cash and Cash Equivalents	116,175	15,336
Marketable Securities at Fair Value	113,748	103,172
Inventory of Manufactured Homes	23,659	25,450
Notes and Other Receivables, net	55,359	46,414
Prepaid Expenses and Other Assets	17,135	19,984
Land Development Costs	22,352	20,825
Investment in Joint Venture	8,937	-0-
Total Other Assets	357,365	231,181

TOTAL ASSETS	$1,270,820	$1,089,413

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2021 and 2020

(in thousands except per share amounts)

	2021	2020

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$452,567	$471,477

Other Liabilities:
Accounts Payable	4,274	4,390
Loans Payable, net of unamortized debt issuance costs	46,757	87,009
Accrued Liabilities and Deposits	17,162	17,296
Tenant Security Deposits	7,920	7,433
Total Other Liabilities	76,113	116,128
Total Liabilities	528,680	587,605

Commitments and Contingencies

Shareholders’ Equity:
Series C – 6.75% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 13,750 shares authorized; 9,884 shares issued and outstanding as of December 31, 2021 and 2020	247,100	247,100
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 9,300 shares authorized; 8,609 and 6,434 shares issued and outstanding as of December 31, 2021 and 2020, respectively	215,219	160,854
Common Stock - $0.10 par value per share, 144,164 shares authorized; 51,651 and 41,920 shares issued and outstanding as of December 31, 2021 and 2020, respectively	5,165	4,192
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of December 31, 2021 and 2020	-0-	-0-
Additional Paid-In Capital	300,020	115,026
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total Shareholders’ Equity	742,140	501,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,270,820	$1,089,413

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands)

	2021	2020	2019

INCOME:
Rental and Related Income	$159,010	$143,344	$128,611
Sales of Manufactured Homes	27,089	20,265	17,980

Total Income	186,099	163,609	146,591

EXPENSES:
Community Operating Expenses	68,046	63,175	61,708
Cost of Sales of Manufactured Homes	20,091	14,417	12,938
Selling Expenses	4,807	4,941	5,079
General and Administrative Expenses	14,095	11,056	10,046
Depreciation Expense	45,124	41,707	36,811

Total Expenses	152,163	135,296	126,582

OTHER INCOME (EXPENSE):
Interest Income	3,362	2,917	2,619
Dividend Income	5,098	5,729	7,535
Gain on Sales of Marketable Securities, net	2,342	-0-	-0-
Increase (Decrease) in Fair Value of Marketable Securities	25,052	(14,119)	14,915
Other Income	626	718	588
Interest Expense	(19,158)	(18,287)	(17,805)

Total Other Income (Expense)	17,322	(23,042)	7,852

Income Before Loss on Sales of Investment Property and Equipment	51,258	5,271	27,861
Loss on Sales of Investment Property and Equipment	(170)	(216)	(111)

Net Income	51,088	5,055	27,750

Less: Preferred Dividends	(29,839)	(31,943)	(25,184)
Less: Redemption of Preferred Stock	-0-	(2,871)	-0-

Net Income (Loss) Attributable to Common Shareholders	$21,249	$(29,759)	$2,566

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except per share amounts)

	2021	2020	2019

Basic Income (Loss) Per Share:

Net Income	$1.10	$0.12	$0.70
Less: Preferred Dividends	(0.64)	(0.77)	(0.63)
Less: Redemption of Preferred Stock	-0-	(0.07)	-0-
Net Income (Loss) Attributable to Common Shareholders	$0.46	$(0.72)	$0.07

Diluted Income (Loss) Per Share:

Net Income	$1.08	$0.12	$0.69
Less: Preferred Dividends	(0.63)	(0.77)	(0.63)
Less: Redemption of Preferred Stock	-0-	(0.07)	-0-
Net Income (Loss) Attributable to Common Shareholders	$0.45	$(0.72)	$0.06

Weighted Average Common Shares Outstanding:
Basic	46,332	41,395	39,909
Diluted	47,432	41,395	40,203

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2018	38,320	$3,832	$95,030	$143,750

Common Stock Issued with the DRIP	2,468	247	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	122	12	0	0
Common Stock Issued through Stock Options	240	24	0	0
Repurchase of Common Stock	(20)	(2)	0	0
Preferred Stock Issued through Underwritten Registered Public Offering, net	0	0	0	100,000
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance December 31, 2019	41,130	4,113	95,030	243,750

Common Stock Issued with the DRIP	720	72	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	46	5	0	0
Common Stock Issued through Stock Options	63	6	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	135	13	0	0
Repurchase of Common Stock	(174)	(17)	0	0
Repurchase of Preferred Stock	0	0	(13)	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	3,350
Redemption of Preferred Stock	0	0	(95,017)	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance December 31, 2020	41,920	4,192	0	247,100

Common Stock Issued with the DRIP	503	50	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	297	30	0	0
Common Stock Issued through Stock Options	710	71	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	8,221	822	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance December 31, 2021	51,651	$5,165	$0	$247,100

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands)

	Preferred Stock	Additional Paid-In	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Deficit)	Equity

Balance December 31, 2018	$50,000	$157,450	$(25,364)	$424,698

Common Stock Issued with the DRIP	0	31,256	0	31,503
Common Stock Issued through Restricted/ Unrestricted Stock Awards	0	(12)	0	0
Common Stock Issued through Stock Options	0	2,579	0	2,603
Repurchase of Common Stock	0	(235)	0	(237)
Preferred Stock Issued through Underwritten Registered Public Offering, net	0	(3,312)	0	96,688
Preferred Stock Issued in connection with At-The-Market Offerings, net	16,268	(337)	0	15,931
Distributions	0	(26,786)	(27,750)	(54,536)
Stock Compensation Expense	0	1,939	0	1,939
Net Income	0	0	27,750	27,750

Balance December 31, 2019	66,268	162,542	(25,364)	546,339

Common Stock Issued with the DRIP	0	9,082	0	9,154
Common Stock Issued through Restricted/ Unrestricted Stock Awards	0	(5)	0	0
Common Stock Issued through Stock Options	0	653	0	659
Common Stock Issued in connection with At-The-Market Offerings, net	0	1,730	0	1,743
Repurchase of Common Stock	0	(1,813)	0	(1,830)
Repurchase of Preferred Stock	0	1	0	(12)
Preferred Stock Issued in connection with At-The-Market Offerings, net	94,586	(1,795)	0	96,141
Redemption of Preferred Stock	0	2,871	(2,871)	(95,017)
Distributions	0	(59,567)	(2,184)	(61,751)
Stock Compensation Expense	0	1,327	0	1,327
Net Income	0	0	5,055	5,055

Balance December 31, 2020	160,854	115,026	(25,364)	501,808

Common Stock Issued with the DRIP	0	9,723	0	9,773
Common Stock Issued through Restricted/ Unrestricted Stock Awards	0	(30)	0	0
Common Stock Issued through Stock Options	0	8,530	0	8,601
Common Stock Issued in connection with At-The-Market Offerings, net	0	178,247	0	179,069
Preferred Stock Issued in connection with At-The-Market Offerings, net	54,365	(1,152)	0	53,213
Distributions	0	(13,771)	(51,088)	(64,859)
Stock Compensation Expense	0	3,447	0	3,447
Net Income	0	0	51,088	51,088

Balance December 31, 2021	$215,219	$300,020	$(25,364)	$742,140

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$51,088	$5,055	$27,750
Non-cash items included in Net Income:
Depreciation	45,124	41,707	36,811
Amortization of Financing Costs	1,001	1,027	758
Stock Compensation Expense	3,447	1,327	1,939
Provision for Uncollectible Notes and Other Receivables	1,213	1,546	1,408
Gain on Sales of Marketable Securities, net	(2,342)	-0-	-0-
(Increase) Decrease in Fair Value of Marketable Securities	(25,052)	14,119	(14,915)
Loss on Sales of Investment Property and Equipment	170	216	111
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	1,791	6,517	(8,264)
Notes and Other Receivables, net of notes acquired with acquisitions	(9,957)	(9,965)	(7,909)
Prepaid Expenses and Other Assets	(1,557)	(2,058)	(3,817)
Accounts Payable	(116)	(182)	699
Accrued Liabilities and Deposits	(134)	6,720	3,164
Tenant Security Deposits	487	810	781
Net Cash Provided by Operating Activities	65,163	66,839	38,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(18,405)	(5,320)	(36,654)
Purchase of Investment Property and Equipment	(59,270)	(76,761)	(64,535)
Proceeds from Sales of Investment Property and Equipment	2,859	2,657	2,745
Additions to Land Development Costs	(27,428)	(23,241)	(22,231)
Purchase of Marketable Securities	(18)	(1,105)	(1,800)
Proceeds from Sales of Marketable Securities	16,835	-0-	125
Investment in Joint Venture	(8,937)	-0-	-0-
Net Cash Used in Investing Activities	(94,364)	(103,770)	(122,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	6,070	105,984	44,850
Net Proceeds (Payments) from Short Term Borrowings	(40,448)	3,309	(24,373)
Principal Payments of Mortgages and Loans	(25,618)	(7,115)	(21,624)
Financing Costs on Debt	(167)	(4,737)	(752)
Proceeds from Issuance of Preferred Stock, net of offering costs	-0-	-0-	96,688
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	53,213	96,141	15,931
Redemption of 8.0% Series B Preferred Stock	-0-	(95,017)	-0-
Proceeds from At-The-Market Common Equity Program, net of offering costs	179,069	1,743	-0-
Proceeds from Issuance of Common Stock in the DRIP, net of
dividend reinvestments	6,267	6,003	23,796
Repurchase of Preferred Stock, net	-0-	(12)	-0-
Repurchase of Common Stock, net	-0-	(1,830)	(237)
Proceeds from Exercise of Stock Options	8,601	659	2,603
Preferred Dividends Paid	(29,839)	(31,943)	(25,709)
Common Dividends Paid, net of dividend reinvestments	(31,514)	(26,657)	(21,120)
Net Cash Provided by Financing Activities	125,634	46,528	90,053

Net Increase in Cash, Cash Equivalents and Restricted Cash	96,433	9,597	6,219
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	28,593	18,996	12,777

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$125,026	$28,593	$18,996

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

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

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company’s 127 residential communities remain open and operational. The effects of the COVID-19 pandemic did not significantly impact the Company’s operating results for the year ended December 31, 2021. However, the future effects of the evolving impact of the COVID-19 pandemic are uncertain.

Description of the Business

As of December 31, 2021, the Company owned and operated 127 manufactured home communities containing approximately 24,000 developed sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Arbor Estates	Doylestown, Pennsylvania
Auburn Estates	Orrville, Ohio
Bayshore Estates	Sandusky, Ohio
Birchwood Farms	Birch Run, Michigan
Boardwalk	Elkhart, Indiana
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Camelot Village	Anderson, Indiana
Camelot Woods	Altoona, Pennsylvania
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedarcrest Village	Vineland, New Jersey
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
Cinnamon Woods	Conowingo, Maryland
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Crestview	Athens, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Crossroads Village	Mount Pleasant, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
Deer Run	Dothan, Alabama
D & R Village	Clifton Park, New York
Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio
Fairview Manor	Millville, New Jersey
Fifty One Estates	Elizabeth, Pennsylvania
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Fox Chapel Village	Cheswick, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Friendly Village	Perrysburg, Ohio
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
High View Acres	Apollo, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillcrest Crossing	Lower Burrell, Pennsylvania
Hillcrest Estates	Marysville, Ohio
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Iris Winds	Sumter, South Carolina
Kinnebrook	Monticello, New York
Lake Erie Estates	Fredonia, New York
Lake Sherman Village	Navarre, Ohio
Lakeview Meadows	Lakeview, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Maple Manor	Taylor, Pennsylvania
Marysville Estates	Marysville, Ohio
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Meadows of Perrysburg	Perrysburg, Ohio
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Monroe Valley	Jonestown, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mount Pleasant Village	Mount Pleasant, Pennsylvania
Mountaintop	Narvon, Pennsylvania
New Colony	West Mifflin, Pennsylvania
Northtowne Meadows	Erie, Michigan
Oak Ridge Estates	Elkhart, Indiana
Oakwood Lake Village	Tunkhannock, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Olmsted Falls	Olmsted Township, Ohio
Oxford Village	West Grove, Pennsylvania
Parke Place	Elkhart, Indiana
Perrysburg Estates	Perrysburg, Ohio
Pikewood Manor	Elyria, Ohio
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
Redbud Estates	Anderson, Indiana
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Springfield Meadows	Springfield, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Summit Village	Marion, Indiana
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Township, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View Honeybrook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Wayside	Bellefontaine, Ohio
Weatherly Estates	Lebanon, Tennessee
Wellington Estates	Export, Pennsylvania
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

In addition to the manufactured home communities owned by the Company listed above, the Company’s recently-formed joint venture with Nuveen Real Estate owns a newly-developed manufactured home community named Sebring Square, located in Sebring, Florida, which was acquired in December 2021.

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

A subsidiary of the Company is the managing member of the Company’s joint venture with Nuveen Real Estate.

Use of Estimates

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as contingent assets and liabilities as of the dates of the consolidated balance sheets and revenue and expenses for the years then ended. These estimates and assumptions include the allowance for doubtful accounts, valuation of inventory, depreciation, valuation of securities, accounting for land development, reserves and accruals, and stock compensation expense. Actual results could differ from these estimates and assumptions.

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost less accumulated depreciation. Depreciation for Sites and Buildings is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 27.5 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 27.5 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Site and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The Company uses its professional judgement in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company’s business plan includes the purchase of value-add communities, redevelopment, development and expansion of communities. During 2021 and 2020, we acquired 5 value-add communities containing 853 sites and developed 271 expansions sites. The Company capitalizes payroll for those individuals responsible for and who spend their time on the execution and supervision of development activities and capital projects. Salaries and benefits capitalized to land development were approximately $2.6 and $2.5 million for the years ended December 31, 2021 and 2020, respectively. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statements and any gain or loss is reflected in the current year’s results of operations.

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant & Equipment (“ASC 360-10”) to measure impairment in real estate investments. The Company’s primary indicator of potential impairment is based on net operating income trends year over year. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that an other than temporary impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2021, the undiscounted cash flows over the expected holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2020 and 2021 should be accounted for as acquisitions of assets. As such, transaction costs, primarily consisting of broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. Prior to the adoption of ASU 2017-01, the Company’s acquisitions were considered an acquisition of a business and therefore, the acquisition costs were expensed.

Investment in Joint Venture

The Company accounts for its investment in its joint venture with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company has the ability to exercise significant influence, but not control, over the operating and financial decisions of the joint venture. Under the equity method of accounting, the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss is allocated in accordance with the provisions of the operating agreement. The carrying value of the investment in joint venture is reviewed for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are among the factors that are considered in evaluation of the existence of impairment indicators (See Note 5).

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

Marketable Securities

Investments in marketable securities consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 15% of its undepreciated assets. These marketable securities are all publicly traded and purchased on the open market, through private transactions or through dividend reinvestment plans. The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2021 and 2020, gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or net realizable value and is determined by the specific identification method. All inventory is considered finished goods.

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance and reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. At December 31, 2021 and 2020, the reserves for uncollectible accounts, notes and other receivables were $2.1 million and $1.6 million, respectively. For the years ended December 31, 2021, 2020 and 2019 the provisions for uncollectible notes and other receivables were $1.2 million, $1.5 million and $1.4 million, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2021, 2020 and 2019 amounted to $712,000, $1.2 million and $1.2 million, respectively. In 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” See “Recently Adopted Accounting Pronouncements” below for additional information regarding the adoption of this ASU.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. The weighted average interest rate on these loans is approximately 6.9% and the average maturity is approximately 9 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. These costs are amortized on a straight-line basis which approximates the effective interest method over the term of the related obligations, and included as a component of interest expense. Unamortized costs are charged to expense upon prepayment of the obligation. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with ASC 470-50-40, Modifications and Extinguishments. As of December 31, 2021 and 2020, accumulated amortization amounted to $7.2 million and $6.2 million, respectively. The Company estimates that aggregate amortization expense will be approximately $1.0 million for 2022, $722,000 for 2023, $676,000 for 2024, $543,000 for 2025, $397,000 for 2026 and $978,000 thereafter.

Leases

We account for our leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of December 31, 2021, the right-of-use assets and corresponding lease liabilities of $3.5 million are included in Prepaid Expenses and Other Assets and Accrued Liabilities and Deposits on the Consolidated Balance Sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2022	$423
2023	391
2024	391
2025	391
2026	391
Thereafter	19,105

Total Lease Payments	$21,092

The weighted average remaining lease term for these leases is 164.0 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	12/31/21	12/31/20	12/31/19	12/31/18

Cash and Cash Equivalents	$116,175	$15,336	$12,902	$7,433
Restricted Cash	8,851	13,257	6,094	5,344
Cash, Cash Equivalents
And Restricted Cash	$125,026	$28,593	$18,996	$12,777

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

Notes Receivables

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and supportable forecasts that affect the collectability of the reported amount. As of December 31, 2021 and 2020, the Company had notes receivable of $51.9 million and $43.4 million, net of a fair value adjustment of $1.0 million and $0.9 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (46.3 million, 41.4 million and 39.9 million in 2021, 2020 and 2019, respectively). Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the year ended December 31, 2021, common stock equivalents resulting from employee stock options to purchase 3.3 million shares of common stock amounted to 1.1 million shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the year ended December 31, 2019, common stock equivalents resulting from employee stock options to purchase 2.6 million shares of common stock amounted to 294,000 shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the year ended December 31, 2020, employee stock options to purchase 3.3 million shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

Stock Compensation Plan

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants are determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock are recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards are equal to the fair value of the Company’s stock on the grant date. Compensation costs, which is included in General and Administrative Expenses, of $3.4 million, $1.3 million and $1.9 million have been recognized in 2021, 2020 and 2019, respectively. During 2021, 2020 and 2019, compensation costs included a one-time charge of $44,000, $127,000 and $179,000, respectively, for restricted stock and stock option grants awarded to participants who were of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 7 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2021. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2021, the tax years 2018 through and including 2021 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

Acquisitions in 2021

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

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $109,000 for 2021 and $223,000 for 2020, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the years ended December 31, 2021 and 2020, respectively (in thousands):

	2021 Acquisitions	2020 Acquisitions
Assets Acquired:
Land	$986	$693
Depreciable Property	17,223	7,301
Notes Receivable and Other	197	-0-
Total Assets Acquired	$18,406	$7,994

Total Income, Community Net Operating Income (“Community NOI”)* and Net Income (Loss) for communities acquired in 2021 and 2020, which are included in our Consolidated Statements of Income (Loss) for the years ended December 31, 2021 and 2020, are as follows (in thousands):

	2021 Acquisitions	2020 Acquisitions
	2021	2021	2020

Total Income	$1,134	$1,092	$374
Community NOI *	$235	$474	$158
Net Income (Loss)	$(740)	$(238)	$(73)

*	Community NOI is defined as rental and related income less community operating expenses.

See Note 6 for additional information relating to Loans and Mortgages Payable and Note 17 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

In addition to the acquisitions listed above made by the Company, the Company’s newly-formed joint venture with Nuveen Real Estate consummated its first acquisition in December 2021. (See Note 5.)

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets (in thousands):

	December 31, 2021	December 31, 2020

Site and Land Improvements	$199,482	$175,219
Buildings and Improvements	10,020	8,860
Rental Homes and Accessories	87,104	71,112
Equipment and Vehicles	19,467	17,632
Total Accumulated Depreciation	$316,073	$272,823

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

The following is a listing of marketable securities at December 31, 2021 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Cedar Realty Trust, Inc.	B	7.250%	10	$237	$264
Cedar Realty Trust, Inc.	C	6.500%	20	494	505
Centerspace	C	6.625%	20	500	522
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	304
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	145
Total Preferred Stock				2,729	1,740

Common Stock:
CBL & Associates Properties, Inc.			12	18,230	361
Five Star Senior Living			12	45	34
Franklin Street Properties Corporation			220	2,219	1,309
Industrial Logistics Properties Trust			87	1,729	2,186
Kimco Realty Corporation			890	16,677	21,939
Monmouth Real Estate Investment Corporation (1)			2,655	25,031	55,778
Office Properties Income Trust			562	36,418	13,948
Orion Office REIT, Inc.			18	293	345
Pennsylvania Real Estate Investment Trust			222	2,316	226
Diversified HealthCare Trust			171	2,920	528
Urstadt Biddle Properties, Inc.			100	2,049	2,130
Realty Income Corporation			185	10,910	13,224
Washington Prime Group			3	6,489	-0-
Total Common Stock				125,326	112,008

Total Marketable Securities				$128,055	$113,748

(1)	Related entity – See Note 9.

The following is a listing of marketable securities at December 31, 2020 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	2	$50	$2
CBL & Associates Properties, Inc.	E	6.625%	63	1,487	50
Cedar Realty Trust, Inc.	B	7.250%	10	219	206
Cedar Realty Trust, Inc.	C	6.500%	20	494	428
Colony Capital Inc.	I	7.150%	20	500	472
Centerspace	C	6.625%	20	500	520
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	404
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	206
Urstadt Biddle Properties, Inc.	H	6.250%	13	313	313
Total Preferred Stock				5,061	2,601

Common Stock:
CBL & Associates Properties, Inc.			1,600	16,692	66
Diversified Healthcare Trust			171	2,920	704
Five Star Senior Living			12	45	80
Franklin Street Properties Corporation			220	2,219	961
Industrial Logistics Properties Trust			502	9,951	11,698
Kimco Realty Corporation			910	17,052	13,659
Monmouth Real Estate Investment Corporation (1)			2,655	25,031	45,982
Office Properties Income Trust			562	36,418	12,757
Pennsylvania Real Estate Investment Trust			222	2,316	222
Tanger Factory Outlet			180	4,229	1,793
Urstadt Biddle Properties, Inc.			100	2,049	1,413
Vereit, Inc.			282	12,059	10,657
Washington Prime Group			89	6,489	579
Total Common Stock				137,470	100,571

Total Marketable Securities				$142,531	$103,172

(1)	Related entity – See Note 9.

The Company normally holds REIT securities long term and has the ability and intent to hold securities to recovery. As of December 31, 2021, 2020 and 2019, the securities portfolio had net unrealized holding losses of $14.3 million, $39.4 million and $25.2 million, respectively.

NOTE 5- INVESTMENT IN JOINT VENTURE

On December 8, 2021, the Company and Nuveen Real Estate, a part of Nuveen Global Investments LLC (“Nuveen”), established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The terms of the joint venture are set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The LLC Agreement provides for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. Committed capital will be funded 60% by Nuveen and 40% by the Company on a parity basis. The Company serves as managing member of the joint venture and will be responsible for day-to-day operations of the joint venture and management of its properties, subject to obtaining Nuveen’s approval of major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). For its role as managing member and property manager, the Company will receive asset management and property management fees. In addition, the Company will be entitled to receive a promote percentage once each member of the joint venture has recouped its invested capital and received a 7.5% net unlevered internal rate of return.

After December 8, 2024 or, if later, the second anniversary of the joint venture’s acquisition and placing in service of a manufactured housing or recreational vehicle community, Nuveen will have a right to initiate the sale of one or more of the communities owned by the joint venture. If Nuveen elects to initiate such a sale process, the Company may exercise a right of first refusal to acquire Nuveen’s interest in the community or communities to be sold for a purchase price corresponding to the greater of the appraised value of such communities or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment. In addition, the Company will have the right to buy out Nuveen’s interest in the joint venture at any time after December 8, 2031 at a purchase price corresponding to the greater of the appraised value of the portfolio or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment.

The LLC Agreement provides that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, the joint venture will be the exclusive vehicle for the Company to acquire any manufactured housing communities and/or recreational vehicle communities that meet the joint venture’s investment guidelines. These guidelines call for the joint venture to acquire manufactured housing and recreational vehicle communities that have been developed within the previous two years and are less than 20% occupied, are located in certain geographic markets, are projected to meet certain cash flow and internal rate of return targets, and satisfy certain other criteria. The Company has agreed to offer Nuveen the opportunity to have the joint venture acquire any manufactured housing community or recreational vehicle community that meets these investment guidelines. If Nuveen determines not to pursue or approve any such acquisition, the Company would be permitted to acquire the property outside the joint venture. Except for investment opportunities that are offered to and declined by Nuveen, the Company will be prohibited from developing, owning, operating or managing manufactured housing communities or recreational vehicle communities within a 10-mile radius of any community owned by the joint venture. However, this restriction will not apply with respect to investments by the Company in existing communities operated by the Company.

Nuveen will have the right to remove and replace the Company as managing member of the joint venture and manager of the joint venture’s properties if the Company breaches certain obligations or certain events occur. Upon such removal, Nuveen may elect to buy out the Company’s interest in the joint venture at 98% of the value of the Company’s interest in the joint venture. If Nuveen does not exercise such buy-out right, the Company may, at specified times, elect to initiate a sale of the communities owned by the joint venture, subject to a right of first refusal on the part of Nuveen. The LLC Agreement contains restrictions on a party’s right to transfer its interest in the joint venture without the approval of the other party.

While the Company considers the LLC Agreement with Nuveen to be an important agreement, the Company has concluded that the LLC Agreement does not fall within the definition of a “material contract” as defined by SEC rules.  The LLC Agreement requires the Company to offer Nuveen the opportunity to have the joint venture acquire a manufactured housing community or recreational vehicle community that meets the investment guidelines.  If Nuveen decides not to acquire the community through the joint venture, however, the Company is free to purchase the community on its own outside of the joint venture.  Based upon this, and in light of the Company’s relationship and its dealings with Nuveen since entering into the LLC Agreement, the Company has concluded that there is no meaningful restriction on the Company’s ability to acquire communities that meet the investment guidelines and that the other provisions of the LLC Agreement do not impose any material obligations or restrictions on the Company.

On December 22, 2021, the Company, through its joint venture with Nuveen Real Estate, closed on the acquisition of a newly developed all-age, manufactured home community located in Sebring, Florida for a total purchase price of $22.2 million. This community contains 219 developed homesites. It is situated on approximately 39 acres. The Company manages this community on behalf of the joint venture. See Note 13 for additional information.

NOTE 6 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company may purchase securities on margin. The interest rates charged on the margin loans at December 31, 2021 and 2020 was 0.75%. These margin loans are due on demand. At December 31, 2021 and 2020, the margin loans amounted to $-0- and $17.6 million, respectively, and are collateralized by the Company’s securities portfolio. The Company must maintain a coverage ratio of approximately 2 times.

The Company has revolving credit agreements totaling $28.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank and Northpoint Commercial Finance to finance inventory purchases. Interest rates on these agreements range from 4.15% to prime with a minimum of 6%. As of December 31, 2021 and 2020, the total amount outstanding on these lines was $10.9 million and $13.1 million, respectively, with a weighted average interest rate of 4.38% and 4.44%, respectively.

In June 2020, the Company expanded its revolving line of credit with OceanFirst Bank (“OceanFirst Line”) from $15 million to $20 million. This line is secured by the Company’s eligible notes receivable. Interest was reduced from prime plus 25 basis points to prime with a floor of 3.25%. The amendment also extended the maturity date from June 1, 2020 to June 1, 2022, with a one year extension at the Bank’s option. As of December 31, 2021 and 2020, the amount outstanding on this revolving line of credit was $6 million and the interest rate was 3.25%.

On October 7, 2020, the Company entered into a revolving line of credit with FirstBank secured by rental homes and rental home leases in several of our manufactured home communities. This facility allows for proceeds of $20 million and is expandable to $30 million with an accordion feature. The facility has a maturity date of November 29, 2022, with a one-year extension available at the Company’s option. Interest is payable at prime plus 25 basis points with a floor of 3.5%. As of December 31, 2021 and 2020, the amount outstanding on this revolving line of credit was $5 million and the interest rate was 3.5%.

Unsecured Line of Credit

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provided for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extended the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The First Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. On February 5, 2021, the Company entered into a Second Amendment to Amended and Restated Credit Agreement with BMO to further reduce the capitalization rate from 7.0% to 6.5%.

Interest rates on borrowings are based on the Company’s overall leverage ratio and decreased from LIBOR plus 1.75% to 2.50% or BMO’s prime lending rate plus 0.75% to 1.50%, at the Company’s option, to LIBOR plus 1.50% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at LIBOR plus 1.60% or at BMO’s prime lending rate plus 0.60%, which results in an interest rate of 1.60% and 1.65% at December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the amount outstanding under this Facility was $25 million and $45 million, respectively.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows (in thousands):

Year Ended December 31,
2022	$46,945
2023	-0-
2024	-0-
2025	-0-
2026	-0-
Thereafter	-0-

Total Loans Payable	46,945
Unamortized Debt Issuance Costs	(188)
Total Loans Payable, net of Unamortized Debt Issuance Costs	$46,757

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding, net of unamortized debt issuance costs. Interest is payable on these mortgages at fixed rates ranging from 2.62% to 6.35%. The weighted average interest rate was 3.8% and 3.9% as of December 31, 2021 and 2020, respectively, including the effect of unamortized debt issuance costs. The weighted average interest rate as of December 31, 2021 and 2020 was 3.8%, respectively, not including the effect of unamortized debt issuance costs. The weighted average loan maturity of the Mortgage Notes Payable was 5.2 and 6.0 years at December 31, 2021 and 2020, respectively.

The following is a summary of mortgages payable at December 31, 2021 and 2020 (in thousands):

	At December 31, 2021		Balance at December 31,
Property	Due Date	Interest Rate	2021	2020

Allentown	10/01/25	4.06%	$12,295	$12,587
Brookview Village	04/01/25	3.92%	2,539	2,603
Candlewick Court	09/01/25	4.10%	4,104	4,201
Catalina	08/19/25	3.00%	4,586	4,853
Cedarcrest Village	04/01/25	3.71%	10,956	11,238
Clinton Mobile Home Resort	10/01/25	4.06%	3,227	3,303
Cranberry Village	04/01/25	3.92%	6,965	7,139
D & R Village	03/01/25	3.85%	7,013	7,191
Fairview Manor	11/01/26	3.85%	14,739	15,076
Forest Park Village	09/01/25	4.10%	7,652	7,833
Friendly Village	05/06/23	4.618%	6,650	6,906
Hayden Heights	04/01/25	3.92%	1,914	1,962
Highland Estates	06/01/27	4.12%	15,419	15,744
Holiday Village	09/01/25	4.10%	7,282	7,454
Holiday Village- IN	11/01/25	3.96%	7,811	7,998
Holly Acres Estates	09/01/31	3.21%	6,031	2,077
Kinnebrook Village	04/01/25	3.92%	3,700	3,792
Lake Erie Estates	07/06/25	5.16%	2,604	2,657
Lake Sherman Village	09/01/25	4.10%	5,060	5,180
Meadows of Perrysburg	10/06/23	5.413%	2,825	2,888
Northtowne Meadows	09/06/26	4.45%	11,576	11,818
Olmsted Falls	04/01/25	3.98%	1,915	1,962
Oxford Village	07/01/29	3.41%	14,985	15,301
Perrysburg Estates	09/06/25	4.98%	1,526	1,558
Pikewood Manor	11/29/28	5.00%	13,766	14,103
Shady Hills	04/01/25	3.92%	4,563	4,677
Springfield Meadows	10/06/25	4.83%	2,914	2,975
Suburban Estates	10/01/25	4.06%	5,126	5,248
Sunny Acres	10/01/25	4.06%	5,706	5,842
Trailmont	04/01/25	3.92%	3,042	3,118
Twin Oaks	10/01/29	3.37%	5,809	5,930
Valley Hills	06/01/26	4.32%	3,152	3,220
Waterfalls	06/01/26	4.38%	4,293	4,386
Weatherly Estates	04/01/25	3.92%	7,422	7,607
Wellington Estates	01/01/23	6.35%	2,205	2,263
Woods Edge	01/07/26	3.25%	5,627	5,940
Worthington Arms	09/01/25	4.10%	8,580	8,783
Various (2 properties)	02/01/27	4.56%	13,073	13,335
Various (2 properties)	08/01/28	4.27%	12,661	12,902
Various (2 properties)	07/01/29	3.41%	21,907	22,368
Various (4 properties)	07/01/23	4.975%	7,418	7,596
Various (5 properties)	01/01/22	4.25%	-0-	12,694
Various (5 properties)	12/06/22	4.75%	6,523	6,692
Various (6 properties)	08/01/27	4.18%	12,320	12,581
Various (13 properties)	03/01/23	4.065%	44,339	45,588
Various (28 properties)	09/01/30	2.62%	102,882	105,221

Total Mortgages Payable			456,702	476,390
Unamortized Debt Issuance Costs			(4,135)	(4,913)
Total Mortgages Payable, net of Unamortized Debt Issuance Costs			$452,567	$471,477

At December 31, 2021 and 2020, mortgages were collateralized by real property with a carrying value of $950.9 million and $932.5 million, respectively, before accumulated depreciation and amortization. Interest costs amounting to $1.5 million, $1.3 million and $1.5 million were capitalized during 2021, 2020 and 2019, respectively, in connection with the Company’s expansion program. At December 31, 2021, the Company owned 127 communities of which 28 are unencumbered.

Recent Financing Transactions

During the year ended December 31, 2021

On August 17, 2021, the Company obtained a Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage totaling $6.1 million through Wells Fargo Bank, N.A. (“Wells Fargo”) on Holly Acres. The interest rate on this mortgage is fixed at 3.21%. This mortgage matures on September 1, 2031, with principal repayments based on a 30-year amortization schedule.

During the year ended December 31, 2020

On August 20, 2020, the Company completed the financing of 28 of its previously unencumbered communities, containing approximately 4,100 sites, through Wells Fargo Bank, N. A. for total proceeds of approximately $106 million. This Federal National Mortgage Association (“Fannie Mae”) credit facility has a 10-year maturity with a 30-year amortization schedule. Interest is at a fixed rate of 2.62%.

On September 21, 2020, the Company assumed a mortgage loan with a balance of approximately $2.7 million, in conjunction with its acquisition of Lake Erie Estates in Fredonia, New York. The interest rate on this mortgage is fixed at 5.16%. This mortgage matures on July 6, 2025.

The aggregate principal payments of all mortgages payable are scheduled as follows (in thousands):

Year Ended December 31,
2022	$17,870
2023	71,368
2024	10,182
2025	138,969
2026	35,863
Thereafter	182,450

Total	$456,702

Subsequent to year end, the Company issued $102.7 million of its 4.72% Series A Bonds due 2027. (See Note 16.)

NOTE 7 – STOCK COMPENSATION PLAN

On June 13, 2013, the shareholders approved and ratified the Company’s 2013 Stock Option and Stock Award Plan (the “2013 Plan”) authorizing the grant of stock options or restricted stock awards to directors, officers and key employees of options to purchase up to 3 million shares of common stock. The 2013 Plan replaced the Company’s 2003 Stock Option Plan (the “2003 Plan”), which, pursuant to its terms, terminated in 2013. The outstanding options under the 2003 Plan, as amended, remain outstanding until exercised, forfeited or expired.

On June 14, 2018, the shareholders approved and ratified an amendment and restatement (and renaming) of the 2013 Plan (now referred to as the Amended and Restated 2013 Incentive Award Plan) (the “Amended and Restated 2013 Plan”) The amendment and restatement made two substantive changes: (1) provide an additional 2 million common shares for future grant of option awards, restricted stock awards, or other stock-based awards; and (2) allow for the issuance of other stock-based awards.

On June 16, 2021, the shareholders approved and ratified an amendment of the Company’s Amended and Restated 2013 Plan. The amendment provides for an additional 3 million common shares for future grants of option awards, restricted stock awards, or other stock-based awards.

The Compensation Committee has the exclusive authority to administer and construe the Amended and Restated 2013 Plan and shall determine, among other things: persons eligible for awards and who shall receive them; the terms and conditions of the awards; the time or times and conditions subject to which awards may become vested, deliverable, exercisable, or as to which any may apply, be accelerated or lapse; and amend or modify the terms and conditions of an award with the consent of the participant.

Generally, the term of any stock option may not be more than 10 years from the date of grant. The option price may not be below the fair market value at date of grant. If and to the extent that an award made under the Amended and Restated 2013 Plan is forfeited, terminated, expires or is canceled unexercised, the number of shares associated with the forfeited, terminated, expired or canceled portion of the award shall again become available for additional awards under the Amended and Restated 2013 Plan.

The Company accounts for stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During the year ended December 31, 2021, forty-six employees were granted options to purchase a total of 767,900 shares. During the year ended December 31, 2020, forty-one employees were granted options to purchase a total of 715,000 shares. During the year ended December 31, 2019, forty-one employees were granted options to purchase a total of 644,000 shares. The fair value of these options for the years ended December 31, 2021, 2020 and 2019 was approximately $2.1 million, $686,000 and $1.1 million, respectively, based on assumptions noted below and is being amortized over the vesting period. The remaining unamortized stock option expense was $2.3 million as of December 31, 2021, which will be expensed ratably through 2026.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the following years:

	2021	2020	2019

Dividend yield	4.66%	5.33%	5.13%
Expected volatility	24.59%	24.57%	24.04%
Risk-free interest rate	1.44%	0.89%	2.50%
Expected lives	10	10	10
Estimated forfeitures	-0-	-0-	-0-

During the year ended December 31, 2021, options to thirty-five employees to purchase a total of 709,980 shares were exercised. During the year ended December 31, 2020, options to ten employees to purchase a total of 62,500 shares were exercised. During the year ended December 31, 2019, options to sixteen employees to purchase a total of 240,000 shares were exercised. During the year ended December 31, 2021, options to one employee to purchase a total of 400 shares were forfeited. During the year ended December 31, 2020, options to two employees to purchase a total of 23,000 shares were forfeited or expired. During the year ended December 31, 2019, options to one employee to purchase a total of 20,000 shares were forfeited.

A summary of the status of the stock options outstanding under the Company’s stock compensation plans as of December 31, 2021, 2020 and 2019 and changes during the years then ended are as follows (in thousands):

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,266	$12.03	2,637	$12.05	2,253	$12.09
Granted	768	21.90	715	9.84	644	13.67
Exercised	(710)	12.11	(63)	10.55	(240)	10.84
Forfeited	-0-	19.36	(11)	11.65	(20)	13.50
Expired	-0-	-0-	(12)	11.29	-0-	-0-
Outstanding at end of year	3,324	14.25	3,266	12.03	2,637	12.05
Options exercisable at end of year	2,556		2,556		1,196
Weighted average fair value of options granted during the year		$2.77		$0.96		$1.72

The following is a summary of stock options outstanding as of December 31, 2021 (in thousands):

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

06/11/14	4	136		9.85	06/11/22
06/24/15	5	195		9.82	06/24/23
04/05/16	8	237		9.77	04/05/24
01/19/17	2	60		14.25	01/19/27
04/04/17	21	422		15.04	04/04/27
04/02/18	17	301		13.09	04/02/28
07/09/18	4	40		15.75	07/09/28
12/10/18	1	25		12.94	12/10/28
01/02/19	2	60		11.42	01/02/29
04/02/19	19	419		13.90	04/02/29
01/17/20	1	10		16.37	01/17/30
03/25/20	39	637		9.70	03/25/30
05/20/20	2	14		11.80	05/20/30
03/18/21	41	159	*	19.36	03/18/31
07/14/21	46	609	*	22.57	07/14/31

		3,324

*	Unexercisable

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2021, 2020 and 2019 was $42.9 million, $9.3 million and $8.3 million, respectively, of which $39.9 million, $5.7 million and $6.9 million relate to options exercisable. The intrinsic value of options exercised in 2021, 2020 and 2019 was $3.6 million, $283,000 and $914,000, respectively, determined as of the date of option exercise. The weighted average remaining contractual term of the above options was 10.7, 9.9 and 9.1 years as of December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, amounts charged to stock compensation expense relating to stock option grants, which is included in General and Administrative Expenses, totaled $325,000, $396,000 and $1.2 million, respectively.

Restricted Stock

On January 29, 2021, the Company awarded special restricted stock grants totaling 146,572 shares to five employees for their successful efforts on the August 2020 groundbreaking Federal National Mortgage Association (“Fannie Mae”) financing at 2.62%, the proceeds of which were used to redeem our 8% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share. The grant date fair value of the restricted stock grants awarded on January 29, 2021 was $4.3 million, which will be expensed over the vesting period. Vesting of these grants is subject to both time and performance-based vesting criteria as follows:

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

On January 13, 2021, the Company awarded a total of 25,000 shares of restricted stock to five employees. On March 18, 2021, the Company awarded a total of 108,500 shares of restricted stock to four employees. On January 8, 2020, the Company awarded a total of 15,000 shares of restricted stock to three employees. On October 23, 2020, the Company awarded a total of 19,700 shares of restricted stock to two participants, pursuant to their employment agreements. On April 2, 2019, the Company awarded a total of 118,000 shares of restricted stock to two participants, pursuant to their employment agreements. The grant date fair value of the restricted stock grants awarded to participants (other than the performance based awards granted in January 2021) was $2.5 million, $512,000 and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. These grants primarily vest in equal installments over five years. As of December 31, 2021, there remained a total of $5.9 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.3 years. For the years ended December 31, 2021, 2020 and 2019, amounts charged to stock compensation expense related to restricted stock grants, which is included in General and Administrative Expenses, totaled $3.1 million, 931,000 and $723,000, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2021, 2020 and 2019, and changes during the year ended December 31, 2021, 2020 and 2019 are presented below (in thousands):

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	212	$13.69	238	$13.33	161	$12.44
Granted	280	16.51	35	14.75	118	11.12
Dividend Reinvested Shares	15	21.68	11	12.91	11	13.51
Vested	(73)	8.48	(72)	12.87	(52)	5.69
Non-vested at end of year	434	$16.66	212	$13.69	238	$13.33

Other Stock-Based Awards

Effective June 20, 2018, a portion of our quarterly directors’ fee was paid with our unrestricted common stock. During 2021, 16,500 unrestricted shares of common stock were granted as directors’ fees with a weighted average fair value on the grant date of $14.78 per share. During 2020, 11,000 unrestricted shares of common stock were granted as directors’ fees with a weighted average fair value on the grant date of $16.13 per share. During 2019, 4,000 unrestricted shares of common stock were granted as directors’ fees with a weighted average fair value on the grant date of $13.52 per share.

As of December 31, 2021, there were 2.4 million shares available for grant as stock options, restricted stock or other stock-based awards under the 2013 Plan.

NOTE 8 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2021, 2020 and 2019, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $752,000, $1.1 million and $376,000 in 2021, 2020 and 2019, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

There are four Directors of the Company who are also Directors and shareholders of MREIC. The Company holds common stock of MREIC in its securities portfolio. As of December 31, 2021, the Company owned a total of 2.7 million shares of MREIC common stock, representing 2.7% of the total MREIC shares outstanding at December 31, 2021 (See Note 4). The Company shares one officer (Chairman of the Board) with MREIC. In November 2021, MREIC entered into a merger agreement pursuant to which, subject to satisfaction of certain closing conditions, a third party agreed to acquire MREIC in an all-cash merger, which, if consummated, would result in the Company and MREIC’s other shareholders receiving a cash payment of $21.00 per share in cancellation of their MREIC common shares. (See Note 16.)

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

NOTE 10 – SHAREHOLDERS’ EQUITY

As of December 31, 2021, the Company’s authorized capital stock consists of 170.4 million shares, classified as 144.2 million shares of common stock, par value $0.10 per share, 199,000 shares of 8.00% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), 13.8 million shares of Series C Preferred Stock, 9.3 million shares of Series D Preferred Stock, and 3.0 million shares of excess stock. The excess stock is designed to help us protect our status as a REIT under the Internal Revenue Code.

Common Stock

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”), as amended. Under the terms of the DRIP, shareholders who participate may reinvest all or part of their dividends in additional shares of the Company at a discounted price (approximately 95% of market value) directly from the Company, from authorized but unissued shares of the Company’s common stock. Shareholders may also purchase additional shares at this discounted price by making optional cash payments monthly. Optional cash payments must be not less than $500 per payment nor more than $1,000 unless a request for waiver has been accepted by the Company. On January 15, 2020, the Company increased the monthly maximum for the purchase of shares for cash under its DRIP from $1,000 to $5,000. On February 11, 2021, the Company reduced the monthly maximum from $5,000 to $1,000.

Amounts received in connection with the DRIP for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019

Amounts Received	$9,773	$9,154	$31,503
Less: Dividends Reinvested	(3,506)	(3,151)	(7,705)
Amounts Received, net	$6,267	$6,003	$23,798

Number of Shares Issued	503	720	2,468

Common Stock At-The-Market Sales Program

On June 30, 2020, the Company entered into an Equity Distribution Agreement (the “2020 Common ATM Program”) with BMO Capital Markets Corp., B. Riley FBR, Inc. (“B Riley”), Compass Point Research & Trading, LLC, D.A. Davidson & Co., Janney Montgomery Scott LLC, and J.P. Morgan Securities LLC, as distribution agents (the “2020 Distribution Agents”) under which the Company was permitted to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $100 million from time to time through the 2020 Distribution Agents. Sales of the shares of Common Stock under the 2020 Common ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the 2020 Common ATM Program were offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-238321), filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, and declared effective on June 1, 2020 (the “2020 Registration Statement”), and the prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated June 30, 2020. During 2021, 4.2 million shares of Common Stock were issued and sold at a weighted average price of $20.26 per share, generating gross proceeds of $86.0 million and net proceeds of $84.7 million, after offering expenses, under the 2020 Common ATM Program. The Company discontinued the sale of shares under the 2020 Common ATM Program prior to July 31, 2021.

On August 16, 2021, the Company entered into a new Equity Distribution Agreement (the “2021 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as distribution agents (the “2021 Distribution Agents”) under which the Company was permitted to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $100 million from time to time through the 2021 Distribution Agents. Sales of the shares of Common Stock under the 2021 Common ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The shares of Common Stock sold under the 2020 Common ATM Program were offered and sold pursuant to the 2020 Registration Statement and pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement, dated August 16, 2021. The 2021 Common ATM Program replaced the Company’s previous 2020 Common ATM Program. The Company began selling shares under the 2021 Common ATM Program on August 24, 2021 and through December 31, 2021, 4.0 million shares of Common Stock were issued and sold at a weighted average price of $24.15 per share, generating gross proceeds of $96.0 million and net proceeds of $94.4 million, after offering expenses, under the 2021 Common ATM Program. As of December 31, 2021, $4.0 million of common stock remained eligible for sale under the 2021 Common ATM Program. The additional shares of common stock remaining available for sale under the 2021 Common ATM Program were sold during 2022 and the 2021 Common ATM Program is no longer available.

Issuer Purchases of Equity Securities

On January 13, 2021, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorized us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases would be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Although the Repurchase Program remains in effect, the Company did not make any repurchases of common stock during 2021.

Preferred Stock

8.0% Series B Cumulative Redeemable Preferred Stock

On October 20, 2020, the Company voluntarily redeemed all 3.8 million issued and outstanding shares of its 8.0% Series B Preferred Stock at a redemption price equal to the $25.00 per share liquidation preference plus accrued and unpaid dividends to, but not including, the October 20, 2020 redemption date in an amount of $0.2722 per share, for a total payment of $25.2722 per share, or $96.1 million. As a result of our redemption notice, the Company recognized a preferred share redemption charge of approximately $2.9 million related to the original issuance costs. Upon the redemption, all 3.8 million outstanding shares of Series B Preferred reverted to authorized unissued shares of Common Stock.

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

The Series C Preferred Stock, par value $0.10 per share, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series C Preferred Stock is not redeemable prior to July 26, 2022. On and after July 26, 2022, the Series C Preferred Stock will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption. The Series C Preferred Stock ranks on a parity with the Company’s Series D Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up.

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

In conjunction with the issuance in July and August 2017 of the Company’s Series C Preferred Stock, the Company filed with the Maryland SDAT, an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 30.8 million shares. Immediately following this amendment, the Company filed with the Maryland SDAT Articles Supplementary setting forth the rights, preferences and terms of the Series C Preferred Stock and reclassifying 5.8 million shares of Common Stock as shares of Series C Preferred Stock. Additionally, upon the redemption on August 31, 2017 of all 3.7 million outstanding shares of the Company’s Series A Preferred Stock, the authorized shares of Series A Preferred automatically reverted to authorized Common Stock, which increased our authorized Common Stock by that amount.

On April 29, 2019, the Company issued and sold a total of 4 million shares, including as a result of the underwriters’ exercise in full of their overallotment option of 400,000 shares, of our Series C Preferred Stock at an offering price of $25.00 per share in an underwritten registered public offering. The additional shares of Series C Preferred Stock form a single series with, have the same terms as, and vote as a single class with, the 5.8 million previously outstanding shares of Series C Preferred Stock issued in July 2017 and rank on a parity with the Company’s outstanding Series B Preferred Stock and its outstanding 6.375% Series D Cumulative Redeemable Preferred Stock. After giving effect to the April 2019 offering, the Company had a total of 9.8 million shares of Series C Preferred Stock outstanding.

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

In conjunction with the issuance in April 2019 of the Company’s Series C Preferred Stock, on April 26, 2019 the Company filed with the Maryland SDAT, an amendment to the Company’s charter to increase the authorized number of shares of the Company’s common stock by 16 million shares.

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

The Series D Preferred Stock, par value $0.10 per share, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to the Company’s qualification as a REIT, and as described below, the Series D Preferred Stock is not redeemable prior to January 22, 2023. On and after January 22, 2023, the Series D Preferred Stock will be redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption. The Series D Preferred Stock shares rank on a parity with the Company’s Series C Preferred Stock shares with respect to dividend rights and rights upon liquidation, dissolution or winding up.

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

During 2019, 2020 and 2021, the Company sold additional shares of Series D Preferred Stock pursuant to its at-the-market sales programs, and amended its charter in connection therewith, as described below.

Preferred Stock At-The-Market Sales Programs

On October 21, 2019, the Company entered into a Preferred Stock At-The-Market Sales Program (“2019 Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company was permitted to offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the 2019 Preferred ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Company began selling shares under the 2019 Preferred ATM Program on October 22, 2019 and through June 30, 2020, 3.2 million shares of Series D Preferred Stock were issued and sold under the 2019 Preferred ATM Program at a weighted average price of $25.09 per share, generating gross proceeds of $80.5 million and net proceeds of $79.1 million, after offering expenses. Of these amounts, during 2020, we issued and sold 2.6 million shares of Series D Preferred Stock at a weighted average price of $25.06 per share, generating gross proceeds of $64.1 million and net proceeds after offering expenses of $63.1 million. The Company discontinued the sale of shares under the 2019 Preferred ATM Program prior to June 30, 2020.

On July 15, 2020, the Company filed with the Maryland SDAT Articles Supplementary reclassifying and designating 3.3 million shares of the Company’s Common Stock as shares of Series D Preferred Stock. Following the filing of the Articles Supplementary, the authorized capital stock of the Company consisted of 140.4 million shares of Common Stock, 4.0 million shares of Series B Preferred Stock, 13.8 million shares of Series C Preferred Stock, 9.3 million shares of Series D Preferred Stock and 3 million shares of excess stock, par value $0.10 per share. Additionally, upon the redemption on October 20, 2020 of all 3.7 million outstanding shares of the Company’s Series B Preferred Stock, the authorized shares of Series B Preferred Stock automatically reverted to authorized Common Stock, which increased our authorized Common Stock by 3.7 million shares.

On July 22, 2020, the Company entered into a new Preferred ATM Stock At-The-Market Sales Program (“2020 Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the 2020 Preferred ATM Program are “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Series C Preferred Stock and/or Series D Preferred Stock sold under the 2020 Preferred ATM Program are offered pursuant to the Company’s 2020 Registration Statement and are sold and issued pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated July 22, 2020. The 2020 Preferred ATM Program replaced the 2019 Preferred ATM Program. During 2021, 2.2 million shares of Series D Preferred Stock were issued and sold at a weighted average price of $24.89 per share, generating total gross proceeds of $54.1 million and total net proceeds of $53.2 million, after offering expenses. As of December 31, 2021, $12.2 million in shares of Series C Preferred Stock and/or Series D Preferred Stock remained eligible for sale under the 2020 Preferred ATM Program.

NOTE 11 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021		2020		2019
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$8,048	$0.19	$7,417	$0.18	$6,980	$0.18
June 30	8,629	0.19	7,417	0.18	7,159	0.18
September 30	9,016	0.19	7,454	0.18	7,322	0.18
December 31	9,327	0.19	7,520	0.18	7,364	0.18

	$35,020	$0.76	$29,808	$0.72	$28,825	$0.72

These amounts do not include the discount on shares purchased through the Company’s DRIP.

On January 12, 2022, the Company declared a 5.3% increase in the cash dividend, raising it from a quarterly $0.19 per share to $0.20 per share, beginning with the dividend to be paid on March 15, 2022 to shareholders of record as of the close of business on February 15, 2022.

Preferred Stock

The following dividends were paid to holders of our Series B Preferred Stock during the years ended December 31, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2020	2/18/2020	3/16/2020	$1,900,600	$0.50
4/2/2020	5/15/2020	6/15/2020	1,900,335	0.50
7/1/2020	8/17/2020	9/15/2020	1,900,335	0.50
9/11/2020	9/11/2020	10/20/2020	1,034,541	0.2722

			$6,735,811	$1.7722

1/15/2019	2/15/2019	3/15/2019	$1,900,600	$0.50
4/1/2019	5/15/2019	6/17/2019	1,900,600	0.50
7/1/2019	8/15/2019	9/16/2019	1,900,600	0.50
10/1/2019	11/15/2019	12/16/2019	1,900,600	0.50

			$7,602,400	$2.00

The following dividends were paid to holders of our Series C Preferred Stock during the years ended December 31, 2021, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2021	2/16/2021	3/15/2021	$4,169,813	$0.421875
4/1/2021	5/17/2021	6/15/2021	4,169,813	0.421875
7/1/2021	8/15/2021	9/15/2021	4,169,813	0.421875
10/1/2021	11/15/2021	12/15/2021	4,169,813	0.421875

			$16,679,252	$1.68750

1/15/2020	2/18/2020	3/16/2020	$4,113,281	$0.421875
4/2/2020	5/15/2020	6/15/2020	4,113,281	0.421875
7/1/2020	8/17/2020	9/15/2020	4,127,330	0.421875
10/1/2020	11/16/2020	12/15/2020	4,169,813	0.421875

			$16,523,705	$1.68750

1/15/2019	2/15/2019	3/15/2019	$2,425,781	$0.421875
4/1/2019	5/15/2019	6/17/2019	4,113,281	0.421875
7/1/2019	8/15/2019	9/16/2019	4,113,281	0.421875
10/1/2019	11/15/2019	12/16/2019	4,113,281	0.421875

			$14,765,624	$1.68750

On January 12, 2022, the Board of Directors declared a quarterly dividend of $0.421875 per share for the period from December 1, 2021 through February 28, 2022, on the Company’s Series C Preferred Stock payable March 15, 2022 to shareholders of record as of the close of business on February 15, 2022.

The following dividends were paid to holders of our Series D Preferred Stock during the years ended December 31, 2021, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2021	2/16/2021	3/15/2021	$2,869,321	$0.3984375
4/1/2021	5/17/2021	6/15/2021	3,430,045	0.3984375
7/1/2021	8/15/2021	9/15/2021	3,430,045	0.3984375
10/1/2021	11/15/2021	12/15/2021	3,430,045	0.3984375

			$13,159,456	$1.59375

1/15/2020	2/18/2020	3/16/2020	$2,076,126	$0.3984375
4/2/2020	5/15/2020	6/15/2020	2,076,126	0.3984375
7/1/2020	8/17/2020	9/15/2020	2,081,704	0.3984375
10/1/2020	11/16/2020	12/15/2020	2,449,415	0.3984375

			$8,683,371	$1.59375

1/15/2019	2/15/2019	3/15/2019	$796,876	$0.3984375
4/1/2019	5/15/2019	6/17/2019	796,876	0.3984375
7/1/2019	8/15/2019	9/16/2019	796,876	0.3984375
10/1/2019	11/15/2019	12/16/2019	950,760	0.3984375

			$3,341,388	$1.59375

On January 12, 2022, the Board of Directors declared a quarterly dividend of $0.3984375 per share for the period from December 1, 2021 through February 28, 2022, on the Company’s Series D Preferred Stock payable March 15, 2022 to shareholders of record as of the close of business on February 15, 2022.

NOTE 12 – FEDERAL INCOME TAXES

Characterization of Distributions

The following table characterizes the distributions paid for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent

Common Stock
Ordinary income	$0.024636	3.24%	$0	0%	$0	0%
Capital gains	0.002008	0.26%	0	0%	0	0%
Return of capital	0.733356	96.50%	0.72	100.00%	0.72	100.00%

	$0.76	100.00%	$0.72	100.00%	$0.72	100.00%

Preferred Stock - Series B
Ordinary income	$0	0%	$0.661633	37.33%	$1.18476	59.24%
Capital gains	0	0%	0	0%	0.05394	2.70%
Return of capital	0	0%	1.110567	62.67%	0.76130	38.06%

	$0	0%	$1.772200	100.00%	$2.00000	100.00%

Preferred Stock - Series C
Ordinary income	$1.560268	92.46%	$0.630008	37.33%	$0.999640	59.24%
Capital gains	0.127232	7.54%	0	0%	0.045508	2.70%
Return of capital	0	0%	1.057492	62.67%	0.642352	38.06%

	$1.687500	100.00%	$1.687500	100.00%	$1.687500	100.00%

Preferred Stock - Series D
Ordinary income	$1.473586	92.46%	$0.595008	37.33%	$0.94410	59.24%
Capital gains	0.120164	7.54%	0	0%	0.04298	2.70%
Return of capital	0	0%	0.998742	62.67%	0.60667	38.06%

	$1.593750	100.00%	$1.593750	100.00%	$1.593750	100.00%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2021, 2020 and 2019, S&F had operating losses for financial reporting purposes of $1.4 million, $273,000 and $1.3 million, respectively. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2021, 2020 and 2019, S&F recorded $10,000, $10,000 and $8,000, respectively, in federal, state and franchise taxes.

NOTE 13 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company and S&F have an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of December 31, 2021, the total loan balance under this agreement was approximately $1.3 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2021, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $1.5 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $46.0 million of loans that the Company acquired under the COP Program as of December 31, 2021.

The Company and one of its subsidiaries are parties to a Limited Liability Company Agreement dated as of December 8, 2021 with an affiliate of Nuveen Real Estate, which governs the joint venture formed between the Company and Nuveen Real Estate. The LLC Agreement provides for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years.   The Company is required to fund 40% of the committed capital and Nuveen is required to fund 60%. All such funding will be on a parity basis. (See Note 5).

NOTE 14 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2021:
Equity Securities - Preferred Stock	$1,740	$1,740	$0	$0
Equity Securities - Common Stock	112,008	112,008	0	0
Total	$113,748	$113,748	$0	$0

December 31, 2020:
Equity Securities - Preferred Stock	$2,601	$2,601	$0	$0
Equity Securities - Common Stock	100,571	100,571	0	0
Total	$103,172	$103,172	$0	$0

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of marketable securities is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. As of December 31, 2021, the fair and carrying value of fixed rate mortgages payable amounted to $458.4 million and $456.7 million, respectively. As of December 31, 2020, the fair and carrying value of fixed rate mortgages payable amounted to $487.7 million and $476.4 million, respectively.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2021, 2020 and 2019 was $19.7 million, $18.3 million and $18.4 million, respectively. Interest cost capitalized to land development during the years ended December 31, 2021, 2020 and 2019 was $1.5 million, $1.3 million and $1.5 million, respectively.

During the years ended December 31, 2020 and 2019, the Company assumed mortgages totaling $2.7 million and $19.4 million, respectively, for the acquisition of communities.

During the years ended December 31, 2021, 2020 and 2019, land development costs of $25.9 million, $14.4 million and $19.7 million, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2021, 2020 and 2019, the Company had dividend reinvestments of $3.5 million, $3.2 million and $7.7 million, respectively which required no cash transfers.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Restricted Stock Awards

On January 12, 2022, the Company awarded approximately 25,000 shares of restricted stock to five employees.

Issuance of Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new  4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds will pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum.

Under the Deed of Trust, the Company has the right to redeem the 2027 Bonds, in whole or in part, at any time on or after 60 days from February 9, 2022, the date on which the 2027 Bonds were listed for trading on the Tel Aviv Stock Exchange (the “TASE”). Any such voluntary early redemption by the Company will require payment of the applicable early redemption amount calculated in accordance with the Deed of Trust. Upon the occurrence of an event of default or certain other events, including a delisting of the 2027 Bonds by the TASE, the Company may be required to effect an early repayment or redemption of all or a portion of the 2027 Bonds at their par value plus accrued and unpaid interest. The Deed of Trust permits the Company, subject to certain conditions, to issue additional 2027 Bonds without obtaining approval of the holders of the 2027 Bonds.

The 2027 Bonds are general unsecured obligations of the Company and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The Deed of Trust includes certain customary covenants, including financial covenants requiring the Company to maintain certain ratios of debt to net operating income, to shareholders equity and to earnings, and customary events of default.

The 2027 Bonds were offered solely to investors outside the United States and were not offered to, or for the account or benefit of, U.S. Persons (as defined in Regulation S under the Securities Act of 1933).

Listing of Common Stock on the TASE

On February 8, 2022, the Company’s common stock was approved for listing on the TASE. Trading of the common stock on the TASE began on February 9, 2022.

MREIC

On February 17, 2022, the shareholders of MREIC approved a proposed sale of MREIC pursuant to a merger agreement with a third party, whereby such third party would acquire MREIC in an all-cash merger and the Company and MREIC’s other shareholders would receive a cash payment of $21.00 per share in cancellation of their MREIC common shares. As of December 31, 2021, the Company owned 2.7 million shares of MREIC common stock. This transaction is expected to be consummated by February 28, 2022.

NOTE 17– PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2020 and through 2021. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period, after giving effect to certain adjustments including (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	For the years ended December 31,
	2021	2020

Rental and Related Income	$159,465	$145,658
Community Operating Expenses	68,254	64,692
Net Income (Loss) Attributable to Common Shareholders	21,290	(30,273)
Net Income (Loss) Attributable to Common Shareholders per Share:
Basic	0.46	(0.73)
Diluted	0.45	(0.73)

UMH PROPERTIES, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent
Name	Location	Encumbrances		Land	and Rental Homes	to Acquisition

Allentown	Memphis, TN	$12,295		$250	$2,569	$14,003
Arbor Estates	Doylestown, PA		(2)	2,650	8,266	2,581
Auburn Estates	Orrville, OH		(4)	114	1,174	896
Bayshore Estates	Sandusky, OH	-0-		561	9,553	2,067
Birchwood Farms	Birch Run, MI		(2)	70	2,797	4,219
Boardwalk	Elkhart, IN	13,073	(6)	1,796	4,768	216
Broadmore Estates	Goshen, IN	44,339	(2)	1,120	11,136	12,006
Brookside	Berwick, PA	-0-		372	4,776	3,892
Brookview	Greenfield Ctr, NY	2,539		38	233	11,529
Camelot Village	Anderson, IN		(7)	824	2,480	518
Camelot Woods	Altoona, PA	-0-		573	2,767	1,567
Candlewick Court	Owosso, MI	4,104		159	7,087	5,910
Carsons	Chambersburg, PA		(1)	176	2,411	2,655
Catalina	Middletown, OH	4,586		1,008	11,735	12,567
Cedarcrest Village	Vineland, NJ	10,956		320	1,866	3,614
Chambersburg	Chambersburg, PA		(1)	108	2,397	818
Chelsea	Sayre, PA		(3)	124	2,049	2,220
Cinnamon Woods	Conowingo, MD		(1)	1,884	2,116	1,117
City View	Lewistown, PA	-0-		137	613	1,530
Clinton	Tiffin, OH	3,227		142	3,302	484
Collingwood	Horseheads, NY		(1)	196	2,318	3,426
Colonial Heights	Wintersville, OH		(2)	67	2,383	8,076
Countryside Estates	Muncie, IN	-0-		174	1,926	6,057
Countryside Estates	Ravenna, OH		(1)	205	2,896	5,934
Countryside Village	Columbia, TN	102,881	(1)	394	6,917	11,537
Cranberry	Cranberry Twp, PA	6,965		182	1,923	4,489
Crestview	Athens, PA		(1)	188	2,258	3,086
Cross Keys	Duncansville, PA	-0-		61	378	4,731
Crossroads Village	Mount Pleasant, PA		(1)	183	1,403	220
D&R Village	Clifton Park, NY	7,013		392	704	3,728
Dallas Mobile Home	Toronto, OH		(1)	276	2,729	3,500
Deer Meadows	New Springfield, OH		(1)	226	2,299	3,861
Deer Run	Dothan, AL	-0-		298	4,242	1,610
Evergreen Estates	Lodi, OH		(1)	99	1,121	586
Evergreen Manor	Bedford, OH	-0-		49	2,372	1,522
Evergreen Village	Mantua, OH		(1)	105	1,277	1,202
Fairview Manor	Millville, NJ	14,739		216	1,167	11,029
Fifty One Estates	Elizabeth, PA		(1)	1,214	5,746	2,892
Forest Creek	Elkhart, IN		(2)	440	7,004	2,479
Forest Park	Cranberry Twp, PA	7,652		75	977	9,623
Fox Chapel Village	Cheswick, PA	-0-		372	4,082	3,574
Frieden Manor	Schuylkill Haven, PA	12,320	(3)	643	5,294	4,670
Friendly Village	Perrysburg, OH	6,650		1,215	18,141	9,510
Green Acres	Chambersburg, PA	-0-		63	584	147
Gregory Courts	Honey Brook, PA		(2)	370	1,220	1,266
Hayden Heights	Dublin, OH	1,914		248	2,148	948
Heather Highlands	Inkerman, PA	-0-		573	2,152	14,406
High View Acres	Apollo, PA		(1)	825	4,264	592
Highland	Elkhart, IN		(2)	510	7,084	5,980
Highland Estates	Kutztown, PA	15,419		145	1,695	12,724
Hillcrest Crossing	Lower Burrell, PA		(1)	961	1,464	8,736
Hillcrest Estates	Marysville, OH		(1)	1,277	3,034	5,630

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					&Building	Capitalization
					Improvements	Subsequent
Name	Location	Encumbrances		Land	and Rental Homes	to Acquisition

Hillside Estates	Greensburg, PA	$	(5)	$484	$2,679	$3,648
Holiday Village	Nashville, TN	7,282		1,632	5,618	13,300
Holiday Village	Elkhart, IN	7,811		491	13,808	8,593
Holly Acres	Erie, PA	6,031		194	3,591	1,288
Hudson Estates	Peninsula, OH		(1)	141	3,516	5,900
Huntingdon Pointe	Tarrs, PA		(1)	399	865	2,173
Independence Park	Clinton, PA	7,418	(5)	686	2,784	4,996
Iris Winds	Sumter, SC	-0-		121	3,324	699
Kinnebrook	Monticello, NY	3,700		236	1,403	14,731
Lake Erie Estates	Fredonia, NY	2,604		104	4,391	2,600
Lake Sherman	Navarre, OH	5,060		290	1,458	14,582
Lakeview Meadows	Lakeview, OH		(1)	574	1,104	1,999
Laurel Woods	Cresson, PA	-0-		433	2,070	5,721
Little Chippewa	Orrville, OH		(4)	113	1,135	2,739
Maple Manor	Taylor, PA	-0-		674	9,433	7,845
Marysville Estates	Marysville, OH		(1)	810	4,556	7,962
Meadowood	New Middletown, OH		(2)	152	3,191	5,140
Meadows	Nappanee, IN	-0-		549	6,721	10,904
Meadows of Perrysburg	Perrysburg, OH	2,825		2,146	5,541	1,004
Melrose Village	Wooster, OH	6,523	(4)	767	5,429	7,526
Melrose West	Wooster, OH		(4)	94	1,040	118
Memphis Blues	Memphis, TN	-0-		78	810	12,023
Monroe Valley	Jonestown, PA		(3)	114	994	715
Moosic Heights	Avoca, PA	-0-		330	3,794	3,902
Mount Pleasant Village	Mount Pleasant, PA		(1)	280	3,502	1,528
Mountaintop	Narvon, PA		(3)	134	1,665	1,593
New Colony	West Mifflin, PA		(1)	429	4,129	1,712
Northtowne Meadows	Erie, PA	11,576		1,272	23,859	2,732
Oak Ridge	Elkhart, IN		(2)	500	7,524	3,553
Oakwood Lake	Tunkhannock, PA	-0-		379	1,639	2,352
Olmsted Falls	Olmsted Township, OH	1,915		569	3,031	2,362
Oxford	West Grove, PA	14,985		175	991	2,885
Parke Place	Elkhart, IN		(6)	4,317	10,341	6,267
Perrysburg Estates	Perrysburg, OH	1,526		399	4,047	5,834
Pikewood Manor	Elyria, OH	13,766		1,053	22,068	16,100
Pine Ridge/Pine Manor	Carlisle, PA	-0-		38	198	10,757
Pine Valley	Apollo, PA	-0-		670	1,337	8,979
Pleasant View	Bloomsburg, PA	-0-		282	2,175	2,924
Port Royal	Belle Vernon, PA	-0-		150	2,492	16,011
Redbud Estates	Anderson, IN	12,661	(7)	1,739	15,091	6,251
River Valley	Marion, OH	-0-		236	785	8,943
Rolling Hills Estates	Carlisle, PA		(1)	301	1,419	2,415
Rostraver Estates	Belle Vernon, PA		(5)	814	2,204	2,565
Sandy Valley	Magnolia, OH	-0-		270	1,941	12,805
Shady Hills	Nashville, TN	4,563		337	3,379	4,458
Somerset/Whispering	Somerset, PA		(1)	1,485	2,050	9,437
Southern Terrace	Columbiana, OH		(2)	63	3,387	685
Southwind	Jackson, NJ	21,907	(8)	100	603	3,245
Spreading Oaks	Athens, OH	-0-		67	1,327	4,415
Springfield Meadows	Springfield, OH	2,914		1,230	3,093	2,340
Suburban Estates	Greensburg, PA	5,126		299	5,837	5,147
Summit Estates	Ravenna, OH		(1)	198	2,779	4,327
Summit Village	Marion, IN	-0-		522	2,821	2,374
Sunny Acres	Somerset, PA	5,706		287	6,114	3,383
Sunnyside	Eagleville, PA		(2)	450	2,674	945
Trailmont	Goodlettsville, TN	3,042		411	1,867	3,694
Twin Oaks	Olmsted Township, OH	5,809		823	3,527	2,308
Twin Pines	Goshen, IN		(2)	650	6,307	5,529

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent
Name	Location	Encumbrances		Land	and Rental Homes	to Acquisition

Valley High	Ruffs Dale, PA	$	(5)	$284	$2,267	$2,447
Valley Hills	Ravenna, OH	3,152		996	6,542	9,613
Valley Stream	Mountaintop, PA	-0-		323	3,191	1,242
Valley View HB	Honeybrook, PA		(2)	1,380	5,348	4,518
Valley View I	Ephrata, PA		(3)	191	4,359	1,220
Valley View II	Ephrata, PA		(3)	72	1,746	76
Voyager Estates	West Newton, PA		(1)	742	3,143	5,044
Waterfalls	Hamburg, NY	4,293		424	3,812	5,646
Wayside	Bellefontaine, OH		(1)	196	1,080	2,669
Weatherly Estates	Lebanon, TN	7,422		1,184	4,034	4,142
Wellington Estates	Export, PA	2,205		896	6,179	5,762
Wood Valley	Caledonia, OH	-0-		260	1,753	6,369
Woodland Manor	West Monroe, NY		(1)	77	841	4,825
Woodlawn	Eatontown, NJ		(8)	157	281	2,050
Woods Edge	West Lafayette, IN	5,628		1,808	13,321	9,423
Worthington Arms	Lewis Center, OH	8,580		437	12,706	6,208
Youngstown Estates	Youngstown, NY		(4)	269	1,606	1,837
		$456,702		$66,905	$504,964	$626,234

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/21
			Site, Land
			& Building
			Improvements and		Accumulated
Name	Location	Land	Rental Homes	Total	Depreciation

Allentown	Memphis, TN	$703	$16,119	$16,822	$7,547
Arbor Estates	Doylestown, PA	2,650	10,847	13,497	3,117
Auburn Estates	Orrville, OH	114	2,070	2,184	509
Bayshore Estates	Sandusky, OH	560	11,621	12,181	224
Birchwood Farms	Birch Run, MI	70	7,016	7,086	1,895
Boardwalk	Elkhart, IN	1,796	4,984	6,780	863
Broadmore Estates	Goshen, IN	1,120	23,142	24,262	6,648
Brookside	Berwick, PA	372	8,668	9,040	2,524
Brookview	Greenfield Ctr, NY	123	11,677	11,800	3,625
Camelot Village	Anderson, IN	828	2,994	3,822	363
Camelot Woods	Altoona, PA	766	4,141	4,907	201
Candlewick Court	Owosso, MI	159	12,997	13,156	3,189
Carsons	Chambersburg, PA	176	5,066	5,242	1,217
Catalina	Middletown, OH	1,008	24,302	25,310	4,991
Cedarcrest Village	Vineland, NJ	408	5,392	5,800	3,178
Chambersburg	Chambersburg, PA	118	3,205	3,323	1,003
Chelsea	Sayre, PA	124	4,269	4,393	1,097
Cinnamon Woods	Conowingo, MD	1,884	3,233	5,117	437
City View	Lewistown, PA	137	2,143	2,280	616
Clinton	Tiffin, OH	142	3,786	3,928	1,324
Collingwood	Horseheads, NY	196	5,744	5,940	1,389
Colonial Heights	Wintersville, OH	67	10,459	10,526	2,328
Countryside Estates	Muncie, IN	174	7,983	8,157	1,843
Countryside Estates	Ravenna, OH	205	8,830	9,035	2,014
Countryside Village	Columbia, TN	609	18,239	18,848	5,601
Cranberry	Cranberry Twp, PA	182	6,412	6,594	3,543
Crestview	Athens, PA	362	5,170	5,532	1,238
Cross Keys	Duncansville, PA	61	5,109	5,170	1,863
Crossroads Village	Mount Pleasant, PA	183	1,623	1,806	266
D&R Village	Clifton Park, NY	392	4,432	4,824	2,415
Dallas Mobile Home	Toronto, OH	276	6,229	6,505	1,252
Deer Meadows	New Springfield, OH	226	6,160	6,386	1,333
Deer Run	Dothan, AL	301	5,850	6,151	192
Evergreen Estates	Lodi, OH	119	1,687	1,806	439
Evergreen Manor	Bedford, OH	49	3,894	3,943	951
Evergreen Village	Mantua, OH	105	2,479	2,584	617
Fairview Manor	Millville, NJ	2,535	9,877	12,412	6,203
Fifty One Estates	Elizabeth, PA	1,330	8,522	9,852	648
Forest Creek	Elkhart, IN	440	9,483	9,923	3,202
Forest Park	Cranberry Twp, PA	75	10,600	10,675	4,468
Fox Chapel Village	Cheswick, PA	372	7,656	8,028	888
Frieden Manor	Schuylkill Haven, PA	643	9,964	10,607	2,662
Friendly Village	Perrysburg, OH	1,266	27,600	28,866	2,216
Green Acres	Chambersburg, PA	63	731	794	226
Gregory Courts	Honey Brook, PA	370	2,486	2,856	669
Hayden Heights	Dublin, OH	248	3,096	3,344	803
Heather Highlands	Inkerman, PA	573	16,558	17,131	6,929
High View Acres	Apollo, PA	825	4,856	5,681	707
Highland	Elkhart, IN	510	13,064	13,574	4,049
Highland Estates	Kutztown, PA	404	14,160	14,564	8,355
Hillcrest Crossing	Lower Burrell, PA	961	10,200	11,161	1,280
Hillcrest Estates	Marysville, OH	1,277	8,664	9,941	1,137

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/21
			Site, Land
			&Building
			Improvements and Rental		Accumulated
Name	Location	Land	Homes	Total	Depreciation

Hillside Estates	Greensburg, PA	$484	$6,327	$6,811	$1,382
Holiday Village	Nashville, TN	1,632	18,918	20,550	3,720
Holiday Village	Elkhart, IN	491	22,401	22,892	4,849
Holly Acres	Erie, PA	194	4,879	5,073	1,103
Hudson Estates	Peninsula, OH	141	9,416	9,557	2,259
Huntingdon Pointe	Tarrs, PA	399	3,038	3,437	484
Independence Park	Clinton, PA	686	7,780	8,466	1,513
Iris Winds	Sumter, SC	122	4,021	4,143	157
Kinnebrook	Monticello, NY	353	16,017	16,370	6,961
Lake Erie Estates	Fredonia, NY	140	6,955	7,095	309
Lake Sherman	Navarre, OH	290	16,040	16,330	5,900
Lakeview Meadows	Lakeview, OH	726	2,951	3,677	500
Laurel Woods	Cresson, PA	433	7,791	8,224	3,101
Little Chippewa	Orrville, OH	113	3,874	3,987	800
Maple Manor	Taylor, PA	674	17,278	17,952	5,465
Marysville Estates	Marysville, OH	818	12,510	13,328	1,635
Meadowood	New Middletown, OH	152	8,331	8,483	2,111
Meadows	Nappanee, IN	549	17,625	18,174	3,237
Meadows of Perrysburg	Perrysburg, OH	2,182	6,509	8,691	671
Melrose Village	Wooster, OH	767	12,955	13,722	3,041
Melrose West	Wooster, OH	94	1,158	1,252	326
Memphis Blues	Memphis, TN	336	12,575	12,911	2,849
Monroe Valley	Jonestown, PA	114	1,709	1,823	491
Moosic Heights	Avoca, PA	330	7,696	8,026	2,243
Mount Pleasant Village	Mount Pleasant, PA	280	5,030	5,310	827
Mountaintop	Narvon, PA	249	3,143	3,392	760
New Colony	West Mifflin, PA	448	5,822	6,270	460
Northtowne Meadows	Erie, PA	1,313	26,550	27,863	2,505
Oak Ridge	Elkhart, IN	500	11,077	11,577	3,366
Oakwood Lake	Tunkhannock, PA	379	3,991	4,370	1,013
Olmsted Falls	Olmsted Township, OH	569	5,393	5,962	1,477
Oxford	West Grove, PA	155	3,896	4,051	2,340
Parke Place	Elkhart, IN	4,317	16,608	20,925	3,290
Perrysburg Estates	Perrysburg, OH	407	9,873	10,280	816
Pikewood Manor	Elyria, OH	1,071	38,150	39,221	3,691
Pine Ridge/Pine Manor	Carlisle, PA	145	10,848	10,993	4,655
Pine Valley	Apollo, PA	732	10,254	10,986	3,917
Pleasant View	Bloomsburg, PA	282	5,099	5,381	1,360
Port Royal	Belle Vernon, PA	505	18,148	18,653	8,575
Redbud Estates	Anderson, IN	1,753	21,328	23,081	2,404
River Valley	Marion, OH	236	9,728	9,964	4,453
Rolling Hills Estates	Carlisle, PA	301	3,834	4,135	1,068
Rostraver Estates	Belle Vernon, PA	814	4,769	5,583	1,147
Sandy Valley	Magnolia, OH	270	14,746	15,016	6,082
Shady Hills	Nashville, TN	337	7,837	8,174	2,517
Somerset/Whispering	Somerset, PA	1,489	11,483	12,972	4,751
Southern Terrace	Columbiana, OH	63	4,072	4,135	1,307
Southwind	Jackson, NJ	100	3,848	3,948	2,282
Spreading Oaks	Athens, OH	67	5,742	5,809	2,447
Springfield Meadows	Springfield, OH	1,230	5,433	6,663	788
Suburban Estates	Greensburg, PA	299	10,984	11,283	3,373
Summit Estates	Ravenna, OH	198	7,106	7,304	1,700
Summit Village	Marion, IN	522	5,195	5,717	1,079

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/21
			Site, Land
			& Building
			Improvements and Rental		Accumulated
Name	Location	Land	Homes	Total	Depreciation

Sunny Acres	Somerset, PA	$287	$9,497	$9,784	$3,162
Sunnyside	Eagleville, PA	662	3,407	4,069	990
Trailmont	Goodlettsville, TN	411	5,561	5,972	1,658
Twin Oaks	Olmsted Township, OH	998	5,660	6,658	1,756
Twin Pines	Goshen, IN	650	11,836	12,486	3,482
Valley High	Ruffs Dale, PA	284	4,714	4,998	1,033
Valley Hills	Ravenna, OH	996	16,155	17,151	3,888
Valley Stream	Mountaintop, PA	323	4,433	4,756	952
Valley View HB	Honeybrook, PA	1,380	9,866	11,246	2,607
Valley View I	Ephrata, PA	280	5,490	5,770	1,806
Valley View II	Ephrata, PA	72	1,822	1,894	604
Voyager Estates	West Newton, PA	742	8,187	8,929	1,498
Waterfalls	Hamburg, NY	424	9,458	9,882	4,937
Wayside	Bellefontaine, OH	261	3,684	3,945	439
Weatherly Estates	Lebanon, TN	1,184	8,176	9,360	4,002
Wellington Estates	Export, PA	896	11,941	12,837	1,447
Wood Valley	Caledonia, OH	260	8,122	8,382	3,721
Woodland Manor	West Monroe, NY	77	5,666	5,743	1,779
Woodlawn	Eatontown, NJ	135	2,353	2,488	1,024
Woods Edge	West Lafayette, IN	1,808	22,744	24,552	4,528
Worthington Arms	Lewis Center, OH	437	18,914	19,351	3,795
Youngstown Estates	Youngstown, NY	269	3,443	3,712	781
		$72,744	$1,125,359	$1,198,103	$295,740

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Arbor Estates	Doylestown, PA	1959	2013	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Bayshore Estates	Sandusky, OH	1969	2021	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Boardwalk	Elkhart, IN	1995-1996	2017	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Camelot Village	Anderson, IN	1998	2018	5 to 27.5
Camelot Woods	Altoona, PA	1999	2020	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedarcrest Village	Vineland, NJ	1973	1986	5 to 27.5
Chambersburg	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
Cinnamon Woods	Conowingo, MD	2005	2017	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	5 to 27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Athens, PA	1964	2012	5 to 27.5
Cross Keys	Duncansville, PA	1961	1979	5 to 27.5
Crossroads Village	Mount Pleasant, PA	1955/2004	2017	5 to 27.5
D&R Village	Clifton Park, NY	1972	1978	5 to 27.5
Dallas Mobile Home	Toronto, OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield, OH	1973	2014	5 to 27.5
Deer Run	Dothan, AL	1960	2021	5 to 27.5
Evergreen Estates	Lodi, OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Fifty One Estates	Elizabeth, PA	1970	2019	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Fox Chapel Village	Cheswick, PA	1975	2017	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Friendly Village	Perrysburg, OH	1970	2019	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	5 to 27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin, OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
High View Acres	Apollo, PA	1984	2017	5 to 27.5
Highland	Elkhart, IN	1969	2013	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillcrest Crossing	Lower Burrell, PA	1971	2017	5 to 27.5
Hillcrest Estates	Marysville, OH	1995	2017	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Hillside Estates	Greensburg, PA	1980	2014	5 to 27.5
Holiday Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5
Independence Park	Clinton, PA	1987	2014	5 to 27.5
Iris Winds	Sumter, SC	1972	2021	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Erie Estates	Fredonia, NY	1965	2020	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Lakeview Meadows	Lakeview, OH	1995	2016	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
Marysville Estates	Marysville, OH	1960s to 2015	2017	5 to 27.5
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Meadows of Perrysburg	Perrysburg, OH	1998	2018	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	5 to 27.5
Memphis Blues	Memphis, TN	1955	1985	5 to 27.5
Monroe Valley	Jonestown, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mount Pleasant Village	Mount Pleasant, PA	1977-1986	2017	5 to 27.5
Mountaintop	Narvon, PA	1972	2012	5 to 27.5
New Colony	West Mifflin, PA	1930/1973	2019	5 to 27.5
Northtowne Meadows	Erie, MI	1988	2019	5 to 27.5
Oak Ridge	Elkhart, IN	1990	2013	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Township, OH	1953/1970	2012	5 to 27.5
Oxford	West Grove, PA	1971	1974	5 to 27.5
Parke Place	Elkhart, IN	1995-1996	2017	5 to 27.5
Perrysburg Estates	Perrysburg, OH	1972	2018	5 to 27.5
Pikewood Manor	Elyria, OH	1962	2018	5 to 27.5
Pine Ridge/Pine Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View	Bloomsburg, PA	1960’s	2010	5 to 27.5
Port Royal	Belle Vernon, PA	1973	1983	5 to 27.5
Redbud Estates	Anderson, IN	1966/1998/2003	2018	5 to 27.5
River Valley	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Vernon, PA	1970	2014	5 to 27.5
Sandy Valley	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	5 to 27.5
Southern Terrace	Columbiana, OH	1983	2012	5 to 27.5
Southwind	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5
Springfield Meadows	Springfield, OH	1970	2016	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Summit Village	Marion, IN	2000	2018	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

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

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(1)	Represents one mortgage note payable secured by twenty-eight properties.

(2)	Represents one mortgage note payable secured by thirteen properties.

(3)	Represents one mortgage note payable secured by six properties.

(4)	Represents one mortgage note payable secured by five properties.

(5)	Represents one mortgage note payable secured by four properties.

(6)	Represents one mortgage note payable secured by two properties.

(7)	Represents one mortgage note payable secured by two properties.

(8)	Represents one mortgage note payable secured by two properties.

(9)	Reconciliation

	/————FIXED ASSETS————/ (in thousands)
	12/31/21	12/31/20	12/31/19

Balance – Beginning of Year	$1,100,256	$1,008,104	$874,601

Additions:
Acquisitions	8,546	7,835	56,015
Improvements	94,213	88,684	81,399
Total Additions	102,759	96,519	137,414

Deletions	(4,911)	(4,367)	(3,911)

Balance – End of Year	$1,198,104	$1,100,256	$1,008,104

	/——ACCUMULATED DEPRECIATION——/ (in thousands)
	12/31/21	12/31/20	12/31/19

Balance – Beginning of Year	$254,369	$216,332	$182,599

Additions:
Depreciation	43,064	39,525	34,816
Total Additions	43,064	39,525	34,816

Deletions	(1,693)	(1,488)	(1,083)

Balance – End of Year	$295,740	$254,369	$216,332

(10)	The aggregate cost for Federal tax purposes approximates historical cost.

-107-