Form 10-Q
period 2022-06-30
UMH PROPERTIES, INC.
filed 2022-08-03
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of August 1, 2022
Common Stock, $.10 par value per share	54,694,978

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(in thousands except per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
- ASSETS -
Investment Property and Equipment
Land	$79,326	$74,963
Site and Land Improvements	739,241	716,211
Buildings and Improvements	32,627	30,450
Rental Homes and Accessories	395,988	383,467
Total Investment Property	1,247,182	1,205,091
Equipment and Vehicles	25,377	24,437
Total Investment Property and Equipment	1,272,559	1,229,528
Accumulated Depreciation	(338,825)	(316,073)
Net Investment Property and Equipment	933,734	913,455

Other Assets
Cash and Cash Equivalents	275,807	116,175
Marketable Securities at Fair Value	46,932	113,748
Inventory of Manufactured Homes	45,992	23,659
Notes and Other Receivables, net	59,660	55,359
Prepaid Expenses and Other Assets	19,045	17,135
Land Development Costs	31,085	22,352
Investment in Joint Venture	11,010	8,937
Total Other Assets	489,531	357,365

TOTAL ASSETS	$1,423,265	$1,270,820

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(in thousands except per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$468,811	$452,567

Other Liabilities:
Accounts Payable	4,572	4,274
Loans Payable, net of unamortized debt issuance costs	58,375	46,757
Series A Bonds, net of unamortized debt issuance costs	98,811	0
Series C Preferred Stock Called for Redemption	247,100	0
Accrued Liabilities and Deposits	15,548	17,162
Tenant Security Deposits	8,153	7,920
Total Other Liabilities	432,559	76,113
Total Liabilities	901,370	528,680

Commitments and Contingencies

Shareholders’ Equity:
Series C – 6.75% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 13,750 shares authorized; 9,884 shares issued and outstanding as of December 31, 2021	0	247,100
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 9,300 shares authorized; 8,609 shares issued and outstanding as of June 30, 2022 and December 31, 2021	215,219	215,219
Common Stock - $0.10 par value per share; 144,164 shares authorized; 54,665 and 51,651 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5,467	5,165
Excess Stock - $0.10 par value per share; 3,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	0	0
Additional Paid-In Capital	326,573	300,020
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total Shareholders’ Equity	521,895	742,140

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,423,265	$1,270,820

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2021

(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

INCOME:
Rental and Related Income	$42,229	$39,341	$83,806	$78,054
Sales of Manufactured Homes	6,994	9,618	11,285	14,037
Total Income	49,223	48,959	95,091	92,091

EXPENSES:
Community Operating Expenses	18,923	17,045	36,994	34,182
Cost of Sales of Manufactured Homes	4,837	7,017	7,820	10,488
Selling Expenses	1,214	1,362	2,369	2,493
General and Administrative Expenses	4,300	3,339	8,198	6,780
Depreciation Expense	11,984	11,184	23,701	22,192
Total Expenses	41,258	39,947	79,082	76,135

OTHER INCOME (EXPENSE):
Interest Income	1,068	792	1,978	1,609
Dividend Income	721	1,287	1,501	2,589
Gain (Loss) on Sales of Marketable Securities, net	0	436	30,721	(294)
Increase (Decrease) in Fair Value of Marketable Securities	(10,044)	9,291	(41,794)	19,510
Other Income	196	152	416	299
Loss on Investment in Joint Venture	(136)	0	(257)	0
Interest Expense	(6,414)	(4,972)	(11,901)	(9,770)
Total Other Income (Expense)	(14,609)	6,986	(19,336)	13,943

Income (Loss) before Gain (Loss) on Sales of Investment Property and Equipment	(6,644)	15,998	(3,327)	29,899
Gain (Loss) on Sales of Investment Property and Equipment	(44)	5	(86)	(18)
Net Income (Loss)	(6,688)	16,003	(3,413)	29,881
Less: Preferred Dividends	(7,600)	(7,600)	(15,200)	(14,639)
Less: Redemption of Preferred Stock	(8,190)	0	(8,190)	0
Net Income (Loss) Attributable to Common Shareholders	$(22,478)	$8,403	$(26,803)	$15,242

Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.41)	$0.18	$(0.50)	$0.34

Weighted Average Common Shares Outstanding:
Basic	54,215	45,476	53,224	44,056
Diluted	54,215	46,628	53,224	45,008

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2021

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series C

Balance December 31, 2021	51,651	$5,165	$247,100

Common Stock Issued with the DRIP	72	7	0
Common Stock Issued through Restricted Stock Awards	114	11	0
Common Stock Issued through Stock Options	78	8	0
Common Stock Issued in connection with At-The-Market Offerings, net	1,585	159	0
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income	0	0	0

Balance March 31, 2022	53,500	5,350	247,100

Common Stock Issued with the DRIP	78	8	0
Common Stock Issued through Restricted Stock Awards	4	0	0
Common Stock Issued through Stock Options	226	23	0
Common Stock Issued in connection with At-The-Market Offerings, net	857	86	0
Preferred Stock Called for Redemption	0	0	(247,100)
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Loss	0	0	0

Balance June 30, 2022	54,665	$5,467	$0

Balance December 31, 2020	41,920	$4,192	$247,100

Common Stock Issued with the DRIP	239	24	0
Common Stock Issued through Restricted Stock Awards	297	30	0
Common Stock Issued through Stock Options	215	21	0
Common Stock Issued in connection with At-The-Market Offerings, net	352	35	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income	0	0	0

Balance March 31, 2021	43,023	4,302	247,100

Common Stock Issued with the DRIP	70	7	0
Common Stock Issued through Stock Options	400	40	0
Common Stock Issued in connection with At-The-Market Offerings, net	3,894	390	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income	0	0	0

Balance June 30, 2021	47,387	$4,739	$247,100

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2021

(in thousands)

	Preferred Stock	Additional Paid-In	Undistributed Income (Accumulated	Total Shareholders’
	Series D	Capital	Deficit)	Equity

Balance December 31, 2021	$215,219	$300,020	$(25,364)	$742,140

Common Stock Issued with the DRIP	0	1,667	0	1,674
Common Stock Issued through Restricted Stock Awards	0	(11)	0	0
Common Stock Issued through Stock Options	0	985	0	993
Common Stock Issued in connection with At-The-Market Offerings, net	0	38,210	0	38,369
Distributions	0	(14,731)	(3,275)	(18,006)
Stock Compensation Expense	0	1,169	0	1,169
Net Income	0	0	3,275	3,275

Balance March 31, 2022	215,219	327,309	(25,364)	769,614

Common Stock Issued with the DRIP	0	1,332	0	1,340
Common Stock Issued through Restricted Stock Awards	0	0	0	0
Common Stock Issued through Stock Options	0	2,197	0	2,220
Common Stock Issued in connection with At-The-Market Offerings, net	0	19,781	0	19,867
Preferred Stock Called for Redemption	0	8,185	(8,185)	(247,100)
Distributions	0	(33,363)	14,873	(18,490)
Stock Compensation Expense	0	1,132	0	1,132
Net Loss	0	0	(6,688)	(6,688)

Balance June 30, 2022	$215,219	$326,573	$(25,364)	$521,895

Balance December 31, 2020	$160,854	$115,026	$(25,364)	$501,808

Common Stock Issued with the DRIP	0	3,838	0	3,862
Common Stock Issued through Restricted Stock Awards	0	(30)	0	0
Common Stock Issued through Stock Options	0	2,567	0	2,588
Common Stock Issued in connection with At-The-Market Offerings, net	0	6,550	0	6,585
Preferred Stock Issued in connection with At-The-Market Offerings, net	31,591	(727)	0	30,864
Distributions	0	(1,209)	(13,878)	(15,087)
Stock Compensation Expense	0	750	0	750
Net Income	0	0	13,878	13,878

Balance March 31, 2021	192,445	126,765	(25,364)	545,248

Common Stock Issued with the DRIP	0	1,469	0	1,476
Common Stock Issued through Stock Options	0	4,683	0	4,723
Common Stock Issued in connection with At-The-Market Offerings, net	0	77,727	0	78,117
Preferred Stock Issued in connection with At-The-Market Offerings, net	22,774	(425)	0	22,349
Distributions	0	(226)	(16,003)	(16,229)
Stock Compensation Expense	0	774	0	774
Net Income	0	0	16,003	16,003

Balance June 30, 2021	$215,219	$210,767	$(25,364)	$652,461

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2022 AND 2021

(in thousands)

	SIX MONTHS ENDED
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,413)	$29,881
Non-Cash items included in Net Income (Loss):
Depreciation	23,701	22,192
Amortization of Financing Costs	939	450
Stock Compensation Expense	2,301	1,524
Provision for Uncollectible Notes and Other Receivables	611	631
(Gain) Loss on Sales of Marketable Securities, net	(30,721)	294
(Increase) Decrease in Fair Value of Marketable Securities	41,794	(19,510)
Loss on Sales of Investment Property and Equipment	86	18
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(22,333)	1,997
Notes and Other Receivables, net of notes acquired with acquisitions	(4,912)	(5,422)
Prepaid Expenses and Other Assets	(1,555)	589
Accounts Payable	298	1,224
Accrued Liabilities and Deposits	(1,614)	(1,079)
Tenant Security Deposits	233	414
Net Cash Provided by Operating Activities	5,415	33,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(17,306)	(18,926)
Purchase of Investment Property and Equipment	(28,646)	(29,908)
Proceeds from Sales of Investment Property and Equipment	1,887	1,253
Additions to Land Development Costs	(8,733)	(8,951)
Purchase of Marketable Securities	(10)	(9)
Proceeds from Sales of Marketable Securities	55,752	6,968
Investment in Joint Venture	(2,073)	0
Net Cash Provided by (Used in) Investing Activities	871	(49,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	25,643	0
Net Proceeds (Payments) from Short-Term Borrowings	11,493	(23,615)
Principal Payments of Mortgages	(8,787)	(5,597)
Proceeds from Bonds Issuance	102,670	0
Financing Costs on Debt	(5,285)	0
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	0	53,213
Proceeds from At-The-Market Common Equity Program, net of offering costs	58,236	84,702
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	1,498	3,553
Proceeds from Exercise of Stock Options	3,213	7,311
Preferred Dividends Paid	(15,200)	(14,639)
Common Dividends Paid, net of Dividend Reinvestments	(19,780)	(14,892)
Net Cash Provided by Financing Activities	153,701	90,036

Net Increase in Cash, Cash Equivalents and Restricted Cash	159,987	73,666
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	125,026	28,593
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$285,013	$102,259

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 130 manufactured home communities containing approximately 24,400 developed homesites as of June 30, 2022. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. The Company also has an ownership interest in and operates one community in Florida through its joint venture with Nuveen Real Estate. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of June 30, 2022, the right-of-use assets and corresponding lease liabilities of $3.4 million are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2022	$207
2023	391
2024	391
2025	391
2026	391
Thereafter	19,123

Total Lease Payments	$20,894

The weighted average remaining lease term for these leases is 164.8 years. The right of use assets and lease liabilities were calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	6/30/22	12/31/21	6/30/21	12/31/20

Cash and Cash Equivalents	$275,807	$116,175	$90,096	$15,336
Restricted Cash	9,206	8,851	12,163	13,257
Cash, Cash Equivalents And Restricted Cash	$285,013	$125,026	$102,259	$28,593

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

Notes Receivables

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of June 30, 2022 and 2021, the Company had notes receivable of $56.1 million and $48.2 million, net the fair value adjustment of $1.1 million and $1.0 million, respectively. Notes receivable are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three and six months ended June 30, 2022, common stock equivalents resulting from employee stock options to purchase 3.5 million shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the three and six months ended June 30, 2021, common stock equivalents resulting from employee stock options to purchase 2.8 million shares of common stock amounted to 1.2 million and 952,000 shares, respectively, which were included in the computation of Diluted Net Income (Loss) per Share.

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

On May 25, 2022, the Company acquired La Vista Estates, located in Dothan, Alabama, for approximately $3.9 million. This community contains a total of 139 developed homesites that are situated on approximately 36 total acres. At the date of acquisition, the average occupancy for this community was approximately 6%.

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $253,000 for the six months ended June 30, 2022, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the six months ended June 30, 2022 (in thousands):

At Acquisition Date
Assets Acquired:
Land	$3,431
Depreciable Property	13,875
Total Assets Acquired	$17,306

See Note 13 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

The Company’s business plan includes the purchase of value-add communities, redevelopment, development and expansion of communities. The Company capitalizes payroll for those individuals responsible for and who spend their time on the execution and supervision of development activities and capital projects. Salaries and benefits capitalized to land development were approximately $1.6 million for the six months ended June 30, 2022.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $46.9 million as of June 30, 2022, which represents 2.7% of undepreciated assets. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

As of December 31, 2021, the Company’s securities portfolio included 2.7 million shares of common stock of Monmouth Real Estate Investment Corporation (“MREIC”), representing 2.7% of the total MREIC shares outstanding. The Company’s Chairman of the Board was also the Chairman of MREIC and there were three other Company Directors who were also directors and shareholders of MREIC. In February 2022, MREIC was acquired by a third party pursuant to an all-cash merger approved by the shareholders of MREIC, which resulted in the Company and MREIC’s other shareholders receiving a cash payment of $21.00 per share in cancellation of their MREIC common shares. The merger consideration received by the Company on February 28, 2022 for its 2.7 million shares of MREIC common stock totaled approximately $55.7 million. These shares had been acquired by the Company at a cost of approximately $25 million, which resulted in a gain of approximately $30.7 million.

As of June 30, 2022, the Company had total net unrealized losses of $56.1 million in its REIT securities portfolio. For the three and six months ended June 30, 2022, the Company recorded a decrease of $10.0 million and $41.8 million, respectively, in the fair value of these marketable securities, as the gain on the MREIC common stock became realized as a result of the MREIC merger. The Company held fourteen securities that had unrealized losses as of June 30, 2022.

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

NOTE 6 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Unsecured Line of Credit

On November 29, 2018, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks led by BMO Capital Markets Corp. (“BMO”), as sole lead arranger and sole book runner, with Bank of Montreal as administrative agent, and includes JPMorgan Chase Bank, N.A. (“J.P. Morgan”) as the sole syndication agent. The Amendment provided for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extended the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. On February 5, 2021, the Company entered into a Second Amendment to Amended and Restated Credit Agreement with BMO to further reduce the capitalization rate from 7.0% to 6.5%. As of June 30, 2022, the amount outstanding under the Facility was $25 million and the interest rate was 2.62%.

Loans Payable

The following is a summary of our loans payable as of June 30, 2022 and December 31, 2021 (in thousands):

	6/30/2022		12/31/2021
	Amount	Rate	Amount	Rate

Unsecured line of credit	$25,000	2.62%	$25,000	1.60%
Floorplan inventory financing	22,438	4.85%	10,945	4.38%
FirstBank rental home financing	5,000	3.50%	5,000	3.50%
OceanFirst notes receivable financing	6,000	4.00%	6,000	3.25%
Total Loans Payable	58,438	3.69%	46,945	2.66%
Unamortized debt issuance costs	(63)		(188)
Loans Payable, net of unamortized debt issuance costs	$58,375	3.70%	$46,757	2.67%

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of June 30, 2022, the Company is in compliance with these covenants.

Under the Deed of Trust, the Company has the right to redeem the 2027 Bonds, in whole or in part, at any time on or after 60 days from February 9, 2022, the date on which the 2027 Bonds were listed for trading on the Tel Aviv Stock Exchange (the “TASE”). Any such voluntary early redemption by the Company will require payment of the applicable early redemption amount calculated in accordance with the Deed of Trust. Upon the occurrence of an event of default or certain other events, including a delisting of the 2027 Bonds by the TASE, the Company may be required to affect an early repayment or redemption of all or a portion of the 2027 Bonds at their par value plus accrued and unpaid interest. The Deed of Trust permits the Company, subject to certain conditions, to issue additional 2027 Bonds without obtaining approval of the holders of the 2027 Bonds.

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

Mortgages Payable

The following is a summary of our mortgages payable as of June 30, 2022 and December 31, 2021 (in thousands):

	6/30/2022		12/31/2021
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$473,559	3.77%	$456,702	3.75%
Unamortized debt issuance costs	(4,748)		(4,135)
Mortgages Payable, net of unamortized debt issuance costs	$468,811	3.81%	$452,567	3.79%

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

As of June 30, 2022 and December 31, 2021, the weighted average loan maturity of mortgages payable was 4.9 and 5.2 years, respectively.

NOTE 7 - SHAREHOLDERS’ EQUITY

Common Stock

On February 8, 2022, the Company’s common stock was approved for listing on the TASE. Trading of the common stock on the TASE began on February 9, 2022. The Company’s common stock continues to be listed on the NYSE.

On June 15, 2022, the Company paid total cash dividends of $10.9 million or $0.20 per share to common shareholders of record as of the close of business on May 16, 2022, of which $605,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On July 1, 2022, the Company declared a dividend of $0.20 per share to be paid September 15, 2022 to common shareholders of record as of the close of business on August 15, 2022.

During the six months ended June 30, 2022, the Company received, including dividends reinvested of $1.5 million, a total of $3.0 million from its DRIP. There were 150,000 shares issued under the DRIP during this period.

On January 12, 2022, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three and six months ended June 30, 2022, the Company did not repurchase any shares of its Common Stock.

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

On March 7, 2022, the Company entered into a new Equity Distribution Agreement (the “2022 Common ATM Program”) with the Distribution Agents under which the Company may offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the 2022 Common ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The Company began selling shares under the 2022 Common ATM Program on March 8, 2022 and through June 30, 2022, 2.1 million shares of Common Stock were issued and sold at a weighted average price of $23.94 per share, generating gross proceeds of $51.3 million and net proceeds of $50.3 million, after offering expenses. As of June 30, 2022, $98.7 million of common stock remained eligible for sale under the 2022 Common ATM Program.

6.75% Series C Cumulative Redeemable Preferred Stock

On June 15, 2022, the Company paid $4.2 million in dividends or $0.421875 per share for the period from March 1, 2021 through May 31, 2022 to holders of record as of the close of business on May 16, 2022 of our 6.75% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series C Preferred Stock”). Dividends on our Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.6875 per share.

On June 16, 2022, the Company issued a notice of redemption for its Series C Preferred Stock, pursuant to which all 9.9 million issued and outstanding shares of Series C Preferred Stock were redeemed on July 26, 2022 (the “Redemption Date”) at a redemption price equal to the $25.00 per share liquidation preference of the Series C Preferred Stock plus accrued and unpaid dividends to, but not including, the Redemption Date in an amount of $0.2578 per share, for a total payment of $25.2578 per share (the “Redemption Price”). As a result of our redemption notice, the Company recognized a preferred share redemption charge of approximately $8.2 million for the six months ended June 30, 2022, related to the original issuance costs. As of June 30, 2022, as a result of the redemption notice, the Series C Preferred Stock was reclassified out of Shareholders’ Equity and recorded as a liability on the Company’s Consolidated Balance Sheet. See Note 12 for additional detail.

6.375% Series D Cumulative Redeemable Preferred Stock

On June 15, 2022, the Company paid $3.4 million in dividends or $0.3984375 per share for the period from March 1, 2022 through May 31, 2022 to holders of record as of the close of business on May 16, 2022 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On July 1, 2022, the Company declared a dividend of $0.3984375 per share for the period from June 1, 2022 through August 31, 2022 to be paid on September 15, 2022 to Series D Preferred shareholders of record as of the close of business on August 15, 2022.

NOTE 8 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation costs for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.1 and $2.3 million have been recognized for the three and six months ended June 30, 2022, respectively, and $774,000 and $1.5 million have been recognized for the three and six months ended June 30, 2021, respectively.

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

On March 28, 2022, the Company granted options to purchase 470,800 shares of common stock to forty-five participants in the Company’s Amended and Restated 2013 Incentive Award Plan. The grant date fair value of these options amounted to $2.1 million. These grants vest ratably over five years.

On June 15, 2022, the Company awarded a total of 3,933 shares of common stock to nine members of our Board of Directors. The grant date fair value of these awards was $68,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2022:

2022

Dividend yield	3.51%
Expected volatility	24.79%
Risk-free interest rate	2.48%
Expected lives	10
Estimated forfeitures	0

During the six months ended June 30, 2022, fourteen participants exercised options to purchase a total of 304,160 shares of common stock at a weighted-average exercise price of $10.56 per share for total proceeds of $3.2 million. The aggregate intrinsic value of options exercised was $3.2 million.

As of June 30, 2022, there were options outstanding to purchase 3.5 million shares, with an aggregate intrinsic value of $12.3 million. There were 1.8 million shares available for grant under the Amended and Restated 2013 Incentive Award Plan.

NOTE 9 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2022:
Marketable Securities - Preferred stock	$912	$912	$0	$0
Marketable Securities - Common stock	46,020	46,020	0	0
Total	$46,932	$46,932	$0	$0

As of December 31, 2021:
Marketable Securities - Preferred stock	$1,740	$1,740	$0	$0
Marketable Securities - Common stock	112,008	112,008	0	0
Total	$113,748	$113,748	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2022, the estimated fair value of fixed rate mortgages payable amounted to $460.9 million and the carrying value of fixed rate mortgages payable amounted to $473.6 million.

NOTE 10 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of June 30, 2022, the total loan balance under this agreement was approximately $1.1 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of June 30, 2022, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $1.3 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in notes and other receivables is approximately $51.0 million of loans that the Company acquired under the COP Program as of June 30, 2022.

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

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2022 and 2021 was $11.7 million and $10.1 million, respectively. Interest cost capitalized to land development was $712,000 and $693,000 for the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022 and 2021, the Company had Dividend Reinvestments of $1.5 million and $1.8 million, respectively, which required no cash transfers.

NOTE 12– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

On July 14, 2022, the Company acquired Hidden Creek, located in Erie, Michigan, for approximately $21.1 million. This community contains a total of 351 developed homesites that are situated on approximately 88 total acres. At the date of acquisition, the average occupancy for this community was approximately 63%.

On July 26, 2022, pursuant to its June 16, 2022 notice of redemption, the Company redeemed all 9.9 million issued and outstanding shares of its 6.75% Series C Preferred Stock at a redemption price of $25.00 per share liquidation preference plus accrued and unpaid dividends to, but not including, the July 26, 2022 redemption date in an amount of $0.2578 per share, for a total payment of $25.2578 per share, or $249.6 million.

In conjunction with the Series C Preferred Stock redemption, on July 22, 2022, the Company drew down $50 million on its credit facility.

In July 2022, the Company invested $8 million in UMH OZ Fund, LLC (“OZ Fund”), a new entity recently formed by the Company. The OZ Fund will acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department. The OZ Fund was designed to allow the Company and any other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits.  UMH will manage the OZ Fund and will receive certain management fees.

NOTE 13 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2021 and through July 2022. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions; and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	Three Months Ended		Six months Ended
	6/30/22	6/30/21	6/30/22	6/30/21

Rental and Related Income	$42,507	$39,972	$84,554	$79,408
Community Operating Expenses	19,045	17,345	37,321	34,844
Net Income (Loss) Attributable to Common Shareholders	(22,573)	8,283	(27,007)	14,983
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.42)	$0.18	$(0.51)	$0.34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2022, the Company owned and operated 130 manufactured home communities containing approximately 24,400 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. The Company also has an ownership interest in and operates one community in Florida through its joint venture with Nuveen Real Estate.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales and revenue under cable service agreements as well as from appreciation in the values of the manufactured home communities and vacant land owned by the Company. In addition, the Company receives property management and other fees from its joint venture with Nuveen Real Estate. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. The Company also invests in equity securities of other REITs which the Company generally limits to no more than approximately 15% of its undepreciated assets. As of June 30, 2022, the securities portfolio represented 2.7% of undepreciated assets.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and six months ended June 30, 2022, rental and related income increased 7% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 5% and 7%, respectively. Same property NOI, which includes communities owned and operated as of January 1, 2021, increased 5% for the six months ended June 30, 2022 over the prior year period, primarily due to a rental rate increase of 5%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our recently-formed joint venture with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines.

Sales of manufactured homes decreased 20% during the six months ended June 30, 2022 from the prior year. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 151 rental homes during the first six months of 2022. This brought the total number of rental homes to approximately 8,900 rental homes, or 36.3% of total sites. Occupied rental homes represented approximately 40.2% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 94.6% as of June 30, 2022. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding approximately 700 - 800 rental homes in 2022.

The following is a summary of the communities acquired during the six months ended June 30, 2022 (in thousands):

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Center Manor	March 31, 2022	PA	96	$5,800	18	83%

Mandell Trails	May 3, 2022	PA	132	7,375	65	70%

La Vista Estates	May 25, 2022	AL	139	3,878	36	6%

Total as of June 30, 2022			367	$17,053	119	49%

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

The Company’s Community NOI for the three and six months ended June 30, 2022 and 2021 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/22	6/30/21	6/30/22	6/30/21

Rental and Related Income	$42,229	$39,341	$83,806	$78,054
Less: Community Operating Expenses	18,923	17,045	36,994	34,182
Community NOI	$23,306	$22,296	$46,812	$43,872

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2022 and 2021 are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/22	6/30/21	6/30/22	6/30/21

Net Income (Loss) Attributable to Common Shareholders	$(22,478)	$8,403	$(26,803)	$15,242
Depreciation Expense	11,984	11,184	23,701	22,192
Depreciation Expense from Unconsolidated Joint Venture	86	0	167	0
(Gain) Loss on Sales of Depreciable Assets	44	(5)	86	18
(Increase) Decrease in Fair Value of Marketable Securities	10,044	(9,291)	41,794	(19,510)
(Gain) Loss on Sales of Marketable Securities, net	0	(436)	(30,721)	294
FFO Attributable to Common Shareholders	(320)	9,855	8,224	18,236

Adjustments:
Redemption of Preferred Stock	8,190	0	8,190	0
Non- Recurring Other Expense (1)	825	426	1,256	746
Normalized FFO Attributable to Common Shareholders	$8,695	$10,281	$17,670	$18,982

(1)	For the three and six months ended June 30, 2022, consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($431 and $862, respectively) and non-recurring expenses for the joint venture with Nuveen ($52), early extinguishment of debt ($193) and one-time legal fees ($149). For 2021, consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period.

The following are the cash flows provided (used) by operating, investing and financing activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	6/30/22	6/30/21

Operating Activities	$5,415	$33,203
Investing Activities	871	(49,573)
Financing Activities	153,701	90,036

Changes In Results Of Operations

Rental and related income increased 7% from $39.3 million for the three months ended June 30, 2021 to $42.2 million for the three months ended June 30, 2022. Rental and related income increased 7% from $78.1 million for the six months ended June 30, 2021 to $83.8 million for the six months ended June 30, 2022. This increase was primarily due to the acquisitions made during 2021 and 2022, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 3% to 4% annually at most communities. Same property occupancy remained stable at 86.7% as of June 30, 2021 and 2022. Occupied rental homes increased 2% from approximately 8,300 homes at June 30, 2021 to 8,400 homes at June 30, 2022.

Community operating expenses increased 11% from $17.0 million for the three months ended June 30, 2021 to $18.9 million for the three months ended June 30, 2022. Community operating expenses increased 8% from $34.2 million for the six months ended June 30, 2021 to $37.0 million for the six months ended June 30, 2022. These increases were primarily due to an increase in personnel costs, real estate taxes, insurance and water and sewer expenses.

Community NOI increased 5% from $22.3 million for the three months ended June 30, 2021 to $23.3 million for the three months ended June 30, 2022. Community NOI increased 7% from $43.9 million for the six months ended June 30, 2021 to $46.8 million for the six months ended June 30, 2022. These increases were primarily due to the acquisitions during 2021 and 2022 and increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 44.8% and 43.3% for the three months ended June 30, 2022 and 2021, respectively. The Company’s Operating Expense Ratio was 44.1% and 43.8% for the six months ended June 30, 2022 and 2021, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes decreased 27% from $9.6 million, or 120 homes, for the three months ended June 30, 2021 to $7.0 million, or 86 homes, for the three months ended June 30, 2022. Sales of manufactured homes decreased 20% from $14.0 million, or 193 homes, for the six months ended June 30, 2021 to $11.3 million, or 147 homes, for the six months ended June 30, 2022. Cost of sales of manufactured homes amounted to $4.8 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively. Cost of sales of manufactured homes amounted to $7.8 million and $10.5 million for the six months ended June 30, 2022 and 2021, respectively. The gross profit percentage was 31% and 27% for the three months ended June 30, 2022 and 2021, respectively, and 31% and 25% for the six months ended June 30, 2022 and 2021, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.2 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. Gain (loss) from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to a gain of $876,000 or 13% of total sales and a gain of $1.2 million or 12% of total sales for the three months ended June 30, 2022 and 2021, respectively. Gain (loss) from the sales operations amounted to a gain of $979,000 or 9% of total sales and a gain of $929,000 or 7% of total sales for the six months ended June 30, 2022 and 2021, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

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

General and administrative expenses increased 29% from $3.3 million for the three months ended June 30, 2021 to $4.3 million for the three months ended June 30, 2022. General and administrative expenses increased 21% from $6.8 million for the six months ended June 30, 2021 to $8.2 million for the six months ended June 30, 2022. These increases were mainly due to an increase in personnel costs, including an increase in stock-based compensation, including the cost of previously issued special restricted stock grants for the groundbreaking Fannie Mae financing completed in 2020, and other non-recurring expenses for the joint venture, early extinguishment of debt and other legal expenses. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was 8.4% and 8.3% for the three and six months ended June 30, 2022, respectively, as compared to 6.5% and 7.4% for the three and six months ended June 30, 2021, respectively. Without the special bonus and restricted stock grants and the non-recurring expenses, this percentage was 6.8% and 7.0% for the three and six months ended June 30, 2022, respectively, as compared to 5.7% and 6.2% for the three and six months ended June 30, 2021, respectively.

Depreciation expense increased 7% from $11.2 million for the three months ended June 30, 2021 to $12.0 million for the three months ended June 30, 2022. Depreciation expense increased 7% from $22.2 million for the six months ended June 30, 2021 to $23.7 million for the six months ended June 30, 2022. This increase was primarily due to the acquisitions and the increase in rental homes during 2021 and 2022.

Interest income increased 35% from $792,000 for the three months ended June 30, 2021 to $1.1 million for the three months ended June 30, 2022. Interest income increased 23% from $1.6 million for the six months ended June 30, 2021 to $2.0 million for the six months ended June 30, 2022. This increase was primarily due to an increase in the average balance of notes receivable from $43.8 million at June 30, 2021 to $55.1 million at June 30, 2022.

Dividend income decreased 44% from $1.3 million for the three months ended June 30, 2021 to $721,000 for the three months ended June 30, 2022. Dividend income decreased 42% from $2.6 million for the six months ended June 30, 2021 to $1.5 million for the six months ended June 30, 2022. This decrease was due to reduced dividends from the reduction of our securities portfolio. Dividends received from our marketable securities investments were at a weighted average yield of approximately 5.9% and 4.2% at June 30, 2022 and 2021, respectively.

The Company recognized a gain on sales of marketable securities of $30.7 million for the six months ended June 30, 2022 as a result of the cash consideration received in the MREIC merger. The Company recognized a gain on sales of marketable securities of $436,000 for the three months ended June 30, 2021 and a loss on sales of marketable securities of $294,000 for the six months ended June 30, 2021. Increase (decrease) in fair value of marketable securities decreased from a gain of $9.3 million for the three months ended June 30, 2021 to a loss of $10.0 million for the three months ended June 30, 2022. Increase (decrease) in fair value of marketable securities decreased from a gain of $19.5 million for the six months ended June 30, 2021 to a loss of $41.8 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had total net unrealized losses of $56.1 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased 29% from $5.0 million for the three months ended June 30, 2021 to $6.4 million for the three months ended June 30, 2022. Interest expense, including amortization of financing costs, increased 22% from $9.8 million for the six months ended June 30, 2021 to $11.9 million for the six months ended June 30, 2022. This increase is mainly due to interest on the Series A Bonds.

Changes in Financial Condition

Total investment property and equipment increased 3% or $43.0 million during the six months ended June 30, 2022. The Company acquired three communities with 367 developed homesites for approximately $17.1 million. The Company also added 151 rental homes to its communities during the first six months of 2022. The Company’s occupancy rate on its rental homes portfolio was 94.6% at June 30, 2022 as compared to 95.5% at December 31, 2021.

Marketable securities decreased 59% or $66.8 million during the six months ended June 30, 2022. This decrease was due to a net decrease in the fair value of $41.8 million, primarily due to the MREIC merger.

Mortgages payable, net of unamortized debt issuance costs, increased 4% or $16.2 million during the six months ended June 30, 2022. This increase was due to a new mortgage of $25.6 million offset by principal payments of $8.8 million.

Loans payable, net of unamortized debt issuance costs, increased 25% or $11.6 million during the six months ended June 30, 2022. This increase was due to an increase of $11.5 million on our revolving lines of credit for the financing of home sales and the purchase of inventory.

During the six months ended June 30, 2022, the Company also issued $102.7 million of its new 4.72% Series A Bonds due 2027.

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

The Company continues to strengthen its capital and liquidity positions. During the six months ended June 30, 2022, the Company issued and sold 2.4 million shares of Common Stock through our Common ATM Programs, at a weighted average price of $24.29 per share, generating gross proceeds of $59.3 million and net proceeds of $58.2 million, after offering expenses.

During the six months ended June 30, 2022, the Company also issued $102.7 million of its new 4.72% Series A Bonds due 2027 in an offering to investors in Israel and received $98.7 million in net proceeds, after offering expenses.

In addition, the Company raised $3.0 million from the issuance of common stock in the DRIP during the six months ended June 30, 2022, which included Dividend Reinvestments of $1.5 million. Dividends paid on the common stock for the six months ended June 30, 2022 were $21.3 million, of which $1.5 million were reinvested. Dividends paid on the Series C Preferred Stock and the Series D Preferred Stock for the six months ended June 30, 2022 totaled $15.2 million.

Net cash provided by operating activities amounted to $5.4 million and $33.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had cash and cash equivalents of $275.8 million, marketable securities of $46.9 million, approximately $30.1 million available on our revolving lines of credit for the financing of home sales and purchases of inventory, $15 million available on our line of credit secured by rental homes and rental homes leases and $50 million available on our unsecured credit facility, with an additional $50 million potentially available pursuant to an accordion feature. Subsequent to quarter end, the Company drew down $50 million on its credit facility.

On July 26, 2022, pursuant to its June 16, 2022 notice of redemption, the Company redeemed all 9.9 million issued and outstanding shares of its 6.75% Series C Preferred Stock at a redemption price of $25.00 per share liquidation preference plus accrued and unpaid dividends to, but not including, the July 26, 2022 redemption date in an amount of $0.2578 per share, for a total payment of $25.2578 per share, or $249.6 million.

The Company owns 130 communities, of which 32 are unencumbered. Except for 13 communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company also holds a 40% equity interest in its joint venture with Nuveen Real Estate, which owns one newly developed community that is unencumbered.

As of June 30, 2022, the Company had total assets of $1.4 billion and total liabilities of $901.4 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of June 30, 2022 was approximately 19% and the Company’s net debt, less securities to total market capitalization as of June 30, 2022 was approximately 17%. As of June 30, 2022, the Company had mortgages totaling $58.8 million due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Collections are consistent with pre-pandemic levels and we have collected 93% of July 2022 site and home rent as of today’s date. Some of our residents benefitted from the federal government’s funding of the Emergency Rental Assistance Programs that were enacted in each state.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●	risks and uncertainties related to the COVID-19 pandemic;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain rental rates and occupancy levels;
●	changes in market rates of interest;
●	inflation, including increases in commodity prices and the cost of purchasing manufactured homes;
●	our ability to purchase manufactured homes for rental or sale;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are made in a timely manner in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a real estate investment trust for federal income tax purposes; and,
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	August 3, 2022	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 3, 2022	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

