Form 10-Q
period 2022-09-30
UMH PROPERTIES, INC.
filed 2022-11-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of November 1, 2022
Common Stock, $.10 par value per share	55,735,227

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(in thousands except per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
- ASSETS -
Investment Property and Equipment
Land	$81,114	$74,963
Site and Land Improvements	772,468	716,211
Buildings and Improvements	33,260	30,450
Rental Homes and Accessories	410,531	383,467
Total Investment Property	1,297,373	1,205,091
Equipment and Vehicles	25,916	24,437
Total Investment Property and Equipment	1,323,289	1,229,528
Accumulated Depreciation	(350,762)	(316,073)
Net Investment Property and Equipment	972,527	913,455

Other Assets
Cash and Cash Equivalents	62,512	116,175
Marketable Securities at Fair Value	39,217	113,748
Inventory of Manufactured Homes	57,206	23,659
Notes and Other Receivables, net	65,103	55,359
Prepaid Expenses and Other Assets	20,628	17,135
Land Development Costs	38,949	22,352
Investment in Joint Venture	10,758	8,937
Total Other Assets	294,373	357,365

TOTAL ASSETS	$1,266,900	$1,270,820

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(in thousands except per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$499,697	$452,567

Other Liabilities:
Accounts Payable	6,768	4,274
Loans Payable, net of unamortized debt issuance costs	127,342	46,757
Series A Bonds, net of unamortized debt issuance costs	99,022	0
Accrued Liabilities and Deposits	14,145	17,162
Tenant Security Deposits	8,374	7,920
Total Other Liabilities	255,651	76,113
Total Liabilities	755,348	528,680

Commitments and Contingencies

Shareholders’ Equity:
Series C – 6.75% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 3,866 and 13,750 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 9,884 shares issued and outstanding as of December 31, 2021	0	247,100
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 9,300 shares authorized; 8,616 and 8,609 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	215,407	215,219
Common Stock - $0.10 par value per share; 154,048 and 144,164 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 55,138 and 51,651 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5,514	5,165
Excess Stock - $0.10 par value per share; 3,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	0	0
Additional Paid-In Capital	313,806	300,020
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	509,363	742,140
Non-Controlling Interest in Consolidated Subsidiaries	2,189	0
Total Shareholders’ Equity	511,552	742,140

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,266,900	$1,270,820

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

INCOME:
Rental and Related Income	$42,893	$40,248	$126,699	$118,302
Sales of Manufactured Homes	9,044	7,782	20,329	21,819
Total Income	51,937	48,030	147,028	140,121

EXPENSES:
Community Operating Expenses	19,181	16,833	56,175	51,015
Cost of Sales of Manufactured Homes	6,330	5,826	14,150	16,314
Selling Expenses	1,625	1,324	3,994	3,817
General and Administrative Expenses	5,150	3,165	13,348	9,945
Depreciation Expense	12,302	11,380	36,003	33,572
Total Expenses	44,588	38,528	123,670	114,663

OTHER INCOME (EXPENSE):
Interest Income	1,080	857	3,058	2,466
Dividend Income	699	1,267	2,200	3,856
Gain (Loss) on Sales of Marketable Securities, net	(6,405)	2,636	24,316	2,342
Increase (Decrease) in Fair Value of Marketable Securities	(1,230)	(5,390)	(43,024)	14,120
Other Income	366	189	782	488
Loss on Investment in Joint Venture	(116)	0	(373)	0
Interest Expense	(6,951)	(4,773)	(18,852)	(14,543)
Total Other Income (Expense)	(12,557)	(5,214)	(31,893)	8,729

Income (Loss) before Loss on Sales of Investment Property and Equipment	(5,208)	4,288	(8,535)	34,187
Loss on Sales of Investment Property and Equipment	(10)	(91)	(96)	(109)
Net Income (Loss)	(5,218)	4,197	(8,631)	34,078
Preferred Dividends	(4,588)	(7,600)	(19,788)	(22,239)
Redemption of Preferred Stock	0	0	(8,190)	0
Loss Attributable to Non-Controlling Interest	61	0	61	0
Net Income (Loss) Attributable to Common Shareholders	$(9,745)	$(3,403)	$(36,548)	$11,839

Net Income (Loss) Attributable to Common Shareholders Per Share
Basic	$(0.18)	$(0.07)	$(0.68)	$0.27
Diluted	$(0.18)	$(0.07)	$(0.68)	$0.28

Weighted Average Common Shares Outstanding:
Basic	54,891	47,778	53,746	45,212
Diluted	54,891	47,778	53,746	46,247

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series C	Series D

Balance December 31, 2021	51,651	$5,165	$247,100	$215,219

Common Stock Issued with the DRIP	72	7	0	0
Common Stock Issued through Restricted Stock Awards	114	11	0	0
Common Stock Issued through Stock Options	78	8	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	1,585	159	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance March 31, 2022	53,500	5,350	247,100	215,219

Common Stock Issued with the DRIP	78	8	0	0
Common Stock Issued through Restricted Stock Awards	4	0	0	0
Common Stock Issued through Stock Options	226	23	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	857	86	0	0
Preferred Stock Called for Redemption	0	0	(247,100)	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Loss	0	0	0	0

Balance June 30, 2022	54,665	5,467	0	215,219

Common Stock Issued with the DRIP	130	12	0	0
Common Stock Issued through Restricted Stock Awards	6	1	0	0
Common Stock Issued through Stock Options	100	10	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	237	24	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	188
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Investment from Non-Controlling Interest	0	0	0	0
Net Loss	0	0	0	0

Balance September 30, 2022	55,138	$5,514	$0	$215,407

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

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

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2021	$300,020	$(25,364)	$0	$742,140

Common Stock Issued with the DRIP	1,667	0	0	1,674
Common Stock Issued through Restricted Stock Awards	(11)	0	0	0
Common Stock Issued through Stock Options	985	0	0	993
Common Stock Issued in connection with At-The-Market Offerings, net	38,210	0	0	38,369
Distributions	(14,731)	(3,275)	0	(18,006)
Stock Compensation Expense	1,169	0	0	1,169
Net Income	0	3,275	0	3,275

Balance March 31, 2022	327,309	(25,364)	0	769,614

Common Stock Issued with the DRIP	1,332	0	0	1,340
Common Stock Issued through Restricted Stock Awards	0	0	0	0
Common Stock Issued through Stock Options	2,197	0	0	2,220
Common Stock Issued in connection with At-The-Market Offerings, net	19,781	0	0	19,867
Preferred Stock Called for Redemption	8,185	(8,185)	0	(247,100)
Distributions	(33,363)	14,873	0	(18,490)
Stock Compensation Expense	1,132	0	0	1,132
Net Loss	0	(6,688)	0	(6,688)

Balance June 30, 2022	326,573	(25,364)	0	521,895

Common Stock Issued with the DRIP	2,331	0	0	2,343
Common Stock Issued through Restricted Stock Awards	(1)	0	0	0
Common Stock Issued through Stock Options	972	0	0	982
Common Stock Issued in connection with At-The-Market Offerings, net	4,493	0	0	4,517
Preferred Stock Issued in connection with At-The-Market Offerings, net	(78)	0	0	110
Distributions	(22,095)	5,157	0	(16,938)
Stock Compensation Expense	1,611	0	0	1,611
Investment from Non-Controlling Interest	0	0	2,250	2,250
Net Loss	0	(5,157)	(61)	(5,218)

Balance September 30, 2022	$313,806	$(25,364)	$2,189	$511,552

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

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

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(in thousands)

	NINE MONTHS ENDED
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(8,631)	$34,078
Non-Cash items included in Net Income (Loss):
Depreciation	36,003	33,572
Amortization of Financing Costs	1,445	725
Stock Compensation Expense	3,912	2,259
Provision for Uncollectible Notes and Other Receivables	979	823
Gain on Sales of Marketable Securities, net	(24,316)	(2,342)
(Increase) Decrease in Fair Value of Marketable Securities	43,024	(14,120)
Loss on Sales of Investment Property and Equipment	96	109
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(33,547)	5,119
Notes and Other Receivables, net of notes acquired with acquisitions	(10,054)	(8,125)
Prepaid Expenses and Other Assets	(3,759)	(5,492)
Accounts Payable	2,494	295
Accrued Liabilities and Deposits	(3,017)	(1,093)
Tenant Security Deposits	454	442
Net Cash Provided by Operating Activities	5,083	46,250
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(44,684)	(19,195)
Purchase of Investment Property and Equipment	(53,677)	(46,527)
Proceeds from Sales of Investment Property and Equipment	2,522	2,023
Additions to Land Development Costs	(16,597)	(17,111)
Purchase of Marketable Securities	(14)	(12)
Proceeds from Sales of Marketable Securities	55,836	16,835
Investment in Joint Venture	(1,821)	0
Net Cash Used in Investing Activities	(58,435)	(63,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	59,801	6,070
Net Proceeds (Payments) from Short-Term Borrowings	80,437	(47,339)
Principal Payments of Mortgages	(11,855)	(10,479)
Proceeds from Bonds Issuance	102,670	0
Financing Costs on Debt	(5,761)	(127)
Investments from Non-Controlling Interest	2,250	0
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	110	53,213
Payments on Redemption of Preferred Stock	(247,100)	0
Proceeds from At-The-Market Common Equity Program, net of offering costs	62,753	110,521
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	3,210	4,737
Proceeds from Exercise of Stock Options	4,195	8,304
Preferred Dividends Paid	(21,178)	(22,239)
Common Dividends Paid, net of Dividend Reinvestments	(30,109)	(23,047)
Net Cash Provided by (Used in) Financing Activities	(577)	79,614
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(53,929)	61,877
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	125,026	28,593
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$71,097	$90,470

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 132 manufactured home communities containing approximately 25,000 developed homesites as of September 30, 2022. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. The Company also has an ownership interest in and operates one community in Florida through its joint venture with Nuveen Real Estate. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of REIT securities which the Company generally limits to no more than approximately 15% of its undepreciated assets. The consolidated financial statements of the Company include S&F, all of its other wholly-owned subsidiaries and its qualified opportunity zone fund (See Note 6). All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of September 30, 2022, the right-of-use assets and corresponding lease liabilities of $3.7 million are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2022	$115
2023	460
2024	460
2025	460
2026	460
Thereafter	18,870

Total Lease Payments	$20,825

The weighted average remaining lease term for these leases is 159.8 years. The right of use assets and lease liabilities were calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	9/30/22	12/31/21	9/30/21	12/31/20

Cash and Cash Equivalents	$62,512	$116,175	$82,435	$15,336
Restricted Cash	8,585	8,851	8,035	13,257
Cash, Cash Equivalents And Restricted Cash	$71,097	$125,026	$90,470	$28,593

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

Notes Receivables

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of September 30, 2022 and 2021, the Company had notes receivable of $61.0 million and $50.8 million, net of the fair value adjustment of $1.2 million and $1.0 million, respectively. Notes receivable are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

Other Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) less Income Attributable to Non-Controlling Interest by the weighted average number of common shares outstanding, and when dilutive, the potential net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. In periods with a net loss, the diluted loss per share equals the basic loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

For the three and nine months ended September 30, 2022, common stock equivalents resulting from employee stock options to purchase 3.5 million shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the nine months ended September 30, 2021, common stock equivalents resulting from employee stock options to purchase 3.3 million shares of common stock amounted to 1.0 million shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the three months ended September 30, 2021, employee stock options to purchase 3.3 million shares of common stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

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

On July 14, 2022, the Company acquired Hidden Creek, located in Erie, Michigan, for approximately $22.0 million. This community contains a total of 351 developed homesites that are situated on approximately 88 total acres. At the date of acquisition, the average occupancy for this community was approximately 63%.

On August 10, 2022, the Company acquired Hammond Estates, located in Orangeburg, South Carolina, for approximately $5.2 million, through its qualified opportunity zone fund (See Note 6). This community contains a total of 187 developed homesites that are situated on approximately 39 total acres. At the date of acquisition, the average occupancy for this community was approximately 42%.

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $445,000 for the nine months ended September 30, 2022, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the nine months ended September 30, 2022 (in thousands):

At Acquisition Date
Assets Acquired:
Land	$4,207
Depreciable Property	39,821
Other	656
Total Assets Acquired	$44,684

See Note 14 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

The Company’s business plan includes the purchase of value-add communities, redevelopment, development and expansion of communities. The Company capitalizes payroll for those individuals responsible for and who spend their time on the execution and supervision of development activities and capital projects. Salaries and benefits capitalized to land development were approximately $2.3 million for the nine months ended September 30, 2022.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $39.2 million as of September 30, 2022, which represents 2.4% of undepreciated assets. The Company generally limits its investment in marketable securities to no more than approximately 15% of its undepreciated assets. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

As of December 31, 2021, the Company’s securities portfolio included 2.7 million shares of common stock of Monmouth Real Estate Investment Corporation (“MREIC”), representing 2.7% of the total MREIC shares outstanding. The Company’s Chairman of the Board was also the Chairman of MREIC and there were three other Company Directors who were also directors and shareholders of MREIC. In February 2022, MREIC was acquired by a third party pursuant to an all-cash merger approved by the shareholders of MREIC, which resulted in the Company and MREIC’s other shareholders receiving a cash payment of $21.00 per share in cancellation of their MREIC common shares. The merger consideration received by the Company on February 28, 2022 for its 2.7 million shares of MREIC common stock totaled approximately $55.7 million. These shares had been acquired by the Company at a cost of approximately $25.0 million, which resulted in a gain of approximately $30.7 million.

As of September 30, 2022, the Company had total net unrealized losses of $57.3 million in its REIT securities portfolio. For the three and nine months ended September 30, 2022, the Company recorded a decrease of $1.2 million and $43.0 million, respectively, in the fair value of these marketable securities, mainly due to the gain on the MREIC common stock becoming realized as a result of the MREIC merger. The Company held sixteen securities that had unrealized losses as of September 30, 2022.

NOTE 5 - INVESTMENT IN JOINT VENTURE

On December 8, 2021, the Company and Teachers Insurance and Annuity Association of America through Nuveen Real Estate (its asset management division) (“Nuveen”), established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The terms of the joint venture are set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The LLC Agreement provides for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. Committed capital will be funded 60% by Nuveen and 40% by the Company on a parity basis. The Company and Nuveen are currently discussing certain potential changes in the amounts of the parties’ respective capital commitments and certain related provisions of the LLC Agreement.  These changes would not affect the Company’s 40% interest in the joint venture.

On December 22, 2021, the Company, through its joint venture with Nuveen, closed on the acquisition of a newly developed all-age, manufactured home community located in Sebring, Florida for a total purchase price of $22.2 million. This community contains 219 developed homesites. It is situated on approximately 39 acres. The Company manages this community on behalf of the joint venture.

The Company accounts for this joint venture with Nuveen under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures” (See Note 11).

NOTE 6 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the MREIC merger, in UMH OZ Fund, LLC (“OZ Fund”), a new entity recently formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Hammond Estates, located in Orangeburg, South Carolina, for approximately $5.2 million (See Note 3). As of September 30, 2022, the Company’s investment in the OZ Fund represented 78% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers and directors of the Company.

NOTE 7 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Unsecured Line of Credit

On November 29, 2018, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with two banks, BMO Capital Markets Corp. (“BMO”) and JPMorgan Chase Bank, N.A (“JPMorgan) with Bank of Montreal as administrative agent. The Amendment provided for an increase from $50 million in available borrowings to $75 million in available borrowings with a $50 million accordion feature, bringing the total potential availability up to $125 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extended the maturity date of the Facility from March 27, 2020 to November 29, 2022, with a one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The Amendment increased the value of the Borrowing Base communities by reducing the capitalization rate applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base from 7.5% to 7.0%. On February 5, 2021, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement with BMO to further reduce the capitalization rate from 7.0% to 6.5%. As of September 30, 2022, the amount outstanding under the Facility was $75 million and the interest rate was 4.16%.

On November 7, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) to expand and extend its existing Facility (See Note 13).

Loans Payable

The following is a summary of our loans payable as of September 30, 2022 and December 31, 2021 (in thousands):

	9/30/2022		12/31/2021
	Amount	Rate	Amount	Rate

Unsecured line of credit	$75,000	4.16%	$25,000	1.60%
Floorplan inventory financing	37,282	6.27%	10,945	4.38%
FirstBank rental home financing	5,100	5.00%	5,000	3.50%
OceanFirst notes receivable financing	10,000	6.25%	6,000	3.25%
Total Loans Payable	127,382	4.97%	46,945	2.66%
Unamortized debt issuance costs	(40)		(188)
Loans Payable, net of unamortized debt issuance costs	$127,342	4.97%	$46,757	2.67%

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, (“2027 Bonds”), in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum.

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

The 2027 Bonds are general unsecured obligations of the Company and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The Deed of Trust includes certain customary covenants, including financial covenants requiring the Company to maintain certain ratios of debt to net operating income, to shareholders equity and to earnings, and customary events of default. As of September 30, 2022, the Company is in compliance with these covenants. The 2027 Bonds were offered solely to investors outside the United States and were not offered to, or for the account or benefit of, U.S. Persons (as defined in Regulation S under the Securities Act of 1933).

Mortgages Payable

The following is a summary of our mortgages payable as of September 30, 2022 and December 31, 2021 (in thousands):

	9/30/2022		12/31/2021
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$504,647	3.87%	$456,702	3.75%
Unamortized debt issuance costs	(4,950)		(4,135)
Mortgages Payable, net of unamortized debt issuance costs	$499,697	3.91%	$452,567	3.79%

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

On September 26, 2022, the Company completed the addition of two tranches to its Fannie Mae credit facility through Wells Fargo Bank, N.A., for total proceeds of approximately $34 million. One tranche consists of four communities (the “Community Tranche”) and the other tranche consists of approximately 250 homes located in those communities (the “Home Tranche”). Both tranches have a loan term of 10 years with the Community Tranche amortizing over 30 years and the Home Tranche amortizing over 17 years. Interest is at a fixed rate of 5.24%.

As of September 30, 2022 and December 31, 2021, the weighted average loan maturity of mortgages payable was 5.1 and 5.2 years, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

On February 8, 2022, the Company’s common stock was approved for listing on the TASE. Trading of the common stock on the TASE began on February 9, 2022. The Company’s common stock continues to be listed on the NYSE.

On September 15, 2022, the Company paid total cash dividends of $11.0 million or $0.20 per share to common shareholders of record as of the close of business on August 15, 2022, of which $631,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On October 3, 2022, the Company declared a dividend of $0.20 per share to be paid December 15, 2022 to common shareholders of record as of the close of business on November 15, 2022.

During the nine months ended September 30, 2022, the Company received, including dividends reinvested of $2.1 million, a total of $5.4 million from its DRIP. There were 280,000 shares issued under the DRIP during this period.

On January 12, 2022, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three and nine months ended September 30, 2022, the Company did not repurchase any shares of its Common Stock.

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

On March 7, 2022, the Company entered into a new Equity Distribution Agreement (the “2022 Common ATM Program”) with the Distribution Agents under which the Company may offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the 2022 Common ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The Company began selling shares under the 2022 Common ATM Program on March 8, 2022 and through September 30, 2022, 2.4 million shares of Common Stock were issued and sold at a weighted average price of $23.51 per share, generating gross proceeds of $55.9 million and net proceeds of $54.9 million, after offering expenses. As of September 30, 2022, $94.1 million of common stock remained eligible for sale under the 2022 Common ATM Program.

6.75% Series C Cumulative Redeemable Preferred Stock

On July 26, 2022, the Company voluntarily redeemed all 9.9 million issued and outstanding shares of its 6.75% Series C Preferred Stock at a redemption price equal to the $25.00 per share liquidation preference plus accrued and unpaid dividends to, but not including, the July 26, 2022 redemption date in an amount of $0.2578 per share, for a total payment of $25.2578 per share, or $249.6 million in aggregate. As a result of our redemption notice given on June 16, 2022, the Company recognized a preferred share redemption charge of approximately $8.2 million for the nine months ended September 30, 2022, primarily related to the original issuance costs.

6.375% Series D Cumulative Redeemable Preferred Stock

On September 15, 2022, the Company paid $3.4 million in dividends or $0.3984375 per share for the period from June 1, 2022 through August 31, 2022 to holders of record as of the close of business on August 15, 2022 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On October 3, 2022, the Company declared a dividend of $0.3984375 per share for the period from September 1, 2022 through November 30, 2022 to be paid on December 15, 2022 to Series D Preferred shareholders of record as of the close of business on November 15, 2022.

Preferred Stock At-The-Market Sales Program

On July 22, 2020, the Company entered into a Preferred Stock At-The-Market Sales Program (“New Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the New Preferred ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Series C Preferred Stock and/or Series D Preferred Stock sold under the New Preferred ATM Program are offered and sold pursuant to the Company’s 2020 Registration Statement and pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated July 22, 2020. The New Preferred ATM Program replaced the Company’s previous at-the-market sales program for its Series C Preferred Stock and/or Series D Preferred Stock. On August 22, 2022, the Company disclosed that in light of the recent redemption of the Company’s Series C Preferred Stock, it does not intend to issue any new shares of Series C Preferred Stock and accordingly any future sales under the New Preferred ATM Program would solely be shares of Series D Preferred Stock. During the nine months ended September 30, 2022, 7,500 shares of Series D Preferred Stock were issued and sold at a weighted average price of $25.00 per share, generating total gross proceeds of $188,000 and total net proceeds of $110,000, after offering expenses. As of September 30, 2022, $12.0 million in shares of Series D Preferred Stock remained eligible for sale under the New Preferred ATM Program.

NOTE 9 – STOCK BASED COMPENSATION

The Company accounts for awards of stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation costs for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.6 and $3.9 million have been recognized for the three and nine months ended September 30, 2022, respectively, and $735,000 and $2.3 million have been recognized for the three and nine months ended September 30, 2021, respectively.

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

On September 9, 2022, the Company granted options to purchase 100,000 shares of common stock, to one participant of retirement age, in the Company’s Amended and Restated 2013 Incentive Award Plan. The grant date fair value of these options amounted to $433,000 and is recognized at the time of the grant.

On September 21, 2022, the Company awarded a total of 6,453 shares of common stock to nine members of our Board of Directors. The grant date fair value of these awards was $113,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2022:

2022

Dividend yield	3.47%
Expected volatility	25.09%
Risk-free interest rate	2.63%
Expected lives	10
Estimated forfeitures	0

During the nine months ended September 30, 2022, fourteen participants exercised options to purchase a total of 404,160 shares of common stock at a weighted-average exercise price of $10.38 per share for total proceeds of $4.2 million. The aggregate intrinsic value of options exercised was $4.0 million.

As of September 30, 2022, there were options outstanding to purchase 3.5 million shares, with an aggregate intrinsic value of $8.3 million. There were 1.7 million shares available for grant under the Amended and Restated 2013 Incentive Award Plan.

NOTE 10 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2022:
Marketable Securities - Preferred stock	$902	$902	$0	$0
Marketable Securities - Common stock	38,315	38,315	0	0
Total	$39,217	$39,217	$0	$0

As of December 31, 2021:
Marketable Securities - Preferred stock	$1,740	$1,740	$0	$0
Marketable Securities - Common stock	112,008	112,008	0	0
Total	$113,748	$113,748	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2022, the estimated fair value of fixed rate mortgages payable amounted to $484.6 million and the carrying value of fixed rate mortgages payable amounted to $504.6 million.

NOTE 11 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of September 30, 2022, the total loan balance under this agreement was approximately $1.1 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2022, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $1.2 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in notes and other receivables is approximately $55.8 million of loans that the Company acquired under the COP Program as of September 30, 2022.

The Company and one of its subsidiaries are parties to a Limited Liability Company Agreement dated as of December 8, 2021 with an affiliate of Nuveen, which governs the joint venture between the Company and Nuveen. The LLC Agreement provides for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The Company is required to fund 40% of the committed capital and Nuveen is required to fund 60%. All such funding will be on a parity basis. (See Note 5). The Company anticipates closing on an acquisition of land through its joint venture for a purchase price totaling approximately $2.8 million, in the next few weeks.

In addition, the Company anticipates closing on two communities totaling 511 sites, for approximately $42 million, in the next few weeks.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2022 and 2021 was $18.7 million and $14.9 million, respectively. Interest cost capitalized to land development was $1.3 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022 and 2021, the Company had Dividend Reinvestments of $2.1 million and $2.6 million, respectively, which required no cash transfers.

NOTE 13– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since October 1, 2022, the Company issued and sold an additional 558,000 shares of its Common Stock under the 2022 Common ATM Program at a weighted average price of $16.26 per share, generating gross proceeds of $9.1 million and net proceeds of $8.9 million, after offering expenses. As of November 1, 2022, $85.0 million of common stock remained eligible for sale under the 2022 Common ATM Program.

On October 27, 2022, the Company sold its 12,000 shares of CBL for approximately $308,000. This sale decreased the realized gain on securities but also decreased the unrealized loss on securities.

On November 7, 2022, the Company entered into the Second Amended Credit Agreement to expand and extend its existing Facility. The expanded Facility is syndicated with two banks, BMO and JPMorgan, as joint arrangers and joint book runners, with Bank of Montreal as administrative agent. The Second Amended Credit Agreement provides for an increase from $75 million in available borrowings to $100 million in available borrowings with a $400 million accordion feature, bringing the total potential availability up to $500 million, subject to certain conditions including obtaining commitments from additional lenders. The Second Amended Credit Agreement also extends the maturity date of the Facility from November 29, 2022 to November 7, 2026, with a further one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the amended Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s Borrowing Base.

NOTE 14 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2021 and through 2022. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions; and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	Three Months Ended		Nine Months Ended
	9/30/22	9/30/21	9/30/22	9/30/21

Rental and Related Income	$42,957	$40,757	$127,604	$120,235
Community Operating Expenses	19,230	17,177	56,794	52,292
Net Income (Loss) Attributable to Common Shareholders	(9,799)	(3,667)	(37,062)	10,999
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.18)	$(0.08)	$(0.69)	$0.24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

The Company is a Maryland corporation that operates as a self-administered, self-managed Real Estate Investment Trust (“REIT”) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces on an annual or month-to-month basis to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. The Company also formed an opportunity zone fund to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas.  The Company currently holds a 78% percentage interest in the opportunity zone fund.

As of September 30, 2022, the Company owned and operated 132 manufactured home communities (including one community acquired through the opportunity zone fund) containing approximately 25,000 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. The Company also has an ownership interest in and operates one community in Florida through its joint venture with Nuveen Real Estate.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales and revenue under cable service agreements as well as from appreciation in the values of the manufactured home communities and vacant land owned by the Company. In addition, the Company receives property management and other fees from its joint venture with Nuveen Real Estate and from its opportunity zone fund. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. The Company also invests in equity securities of other REITs which the Company generally limits to no more than approximately 15% of its undepreciated assets. As of September 30, 2022, the securities portfolio represented 2.4% of undepreciated assets.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and nine months ended September 30, 2022, rental and related income increased 7% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 1% and 5%, respectively. Same property NOI, which includes communities owned and operated as of January 1, 2021, increased 4% for the nine months ended September 30, 2022 over the prior year period, primarily due to a rental rate increase of 6%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones.

Sales of manufactured homes increased 16% and decreased 7% during the three and nine months ended September 30, 2022, respectively, from the prior year period and increased 29% sequentially from the second quarter of 2022. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 293 rental homes during the first nine months of 2022. This brought the total number of rental homes to approximately 9,000 rental homes, or 36.0% of total sites. Occupied rental homes represented approximately 40.0% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 94.3% as of September 30, 2022. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding approximately 500 rental homes in 2022.

Acquisitions

The following is a summary of the communities acquired during the nine months ended September 30, 2022 (in thousands):

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Center Manor	March 31, 2022	PA	96	$5,800	18	83%

Mandell Trails	May 3, 2022	PA	132	7,375	65	70%

La Vista Estates	May 25, 2022	AL	139	3,878	36	6%

Hidden Creek	July 14, 2022	MI	351	22,000	88	63%

Hammond Estates	August 10, 2022	SC	187	5,200	39	42%

Total as of September 30, 2022			905	$44,253	246	53%

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

The Company’s Community NOI for the three and nine months ended September 30, 2022 and 2021 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/22	9/30/21	9/30/22	9/30/21

Rental and Related Income	$42,893	$40,248	$126,699	$118,302
Less: Community Operating Expenses	19,181	16,833	56,175	51,015
Community NOI	$23,712	$23,415	$70,524	$67,287

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2022 and 2021 are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/22	9/30/21	9/30/22	9/30/21

Net Income (Loss) Attributable to Common Shareholders	$(9,745)	$(3,403)	$(36,548)	$11,839
Depreciation Expense	12,302	11,380	36,003	33,572
Depreciation Expense from Unconsolidated Joint Venture	90	0	257	0
Loss on Sales of Depreciable Assets	10	91	96	109
(Increase) Decrease in Fair Value of Marketable Securities	1,230	5,390	43,024	(14,120)
(Gain) Loss on Sales of Marketable Securities, net	6,405	(2,636)	(24,316)	(2,342)
FFO Attributable to Common Shareholders	10,292	10,822	18,516	29,058

Adjustments:
Redemption of Preferred Stock	0	0	8,190	0
Non- Recurring Other Expense (1)	1,386	324	2,642	1,070
Normalized FFO Attributable to Common Shareholders	$11,678	$11,146	$29,348	$30,128

(1)	For the three and nine months ended September 30, 2022, consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($431 and $1,293, respectively) and non-recurring expenses for the joint venture with Nuveen ($2 and $54, respectively), early extinguishment of debt ($2 and $195, respectively), one-time legal fees ($38 and $187, respectively), fees related to the establishment of the OZ Fund ($893) and costs associated with acquisition not completed ($20). For 2021, consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period.

The following are the cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	9/30/22	9/30/21

Operating Activities	$5,083	$46,250
Investing Activities	(58,435)	(63,987)
Financing Activities	(577)	79,614

Changes In Results Of Operations

Rental and related income increased 7% from $40.2 million for the three months ended September 30, 2021 to $42.9 million for the three months ended September 30, 2022. Rental and related income increased 7% from $118.3 million for the nine months ended September 30, 2021 to $126.7 million for the nine months ended September 30, 2022. This increase was primarily due to the acquisitions made during 2021 and 2022, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 4% to 5% annually at most communities. Same property occupancy was 87.0% and 86.9% as of September 30, 2021 and 2022, respectively. Occupied rental homes increased 3% from approximately 8,300 homes at September 30, 2021 to 8,500 homes at September 30, 2022.

Community operating expenses increased 14% from $16.8 million for the three months ended September 30, 2021 to $19.2 million for the three months ended September 30, 2022 and 1.4% sequentially. Community operating expenses increased 10% from $51.0 million for the nine months ended September 30, 2021 to $56.2 million for the nine months ended September 30, 2022. These increases were primarily due to the acquisition of communities with deferred maintenance as well as an increase in personnel costs, real estate taxes, insurance, tree removal and water and sewer expenses.

Community NOI increased 1% from $23.4 million for the three months ended September 30, 2021 to $23.7 million for the three months ended September 30, 2022. Community NOI increased 5% from $67.3 million for the nine months ended September 30, 2021 to $70.5 million for the nine months ended September 30, 2022. These increases were primarily due to the acquisitions during 2021 and 2022 and increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 44.7% and 41.8% for the three months ended September 30, 2022 and 2021, respectively. The Company’s Operating Expense Ratio was 44.3% and 43.1% for the nine months ended September 30, 2022 and 2021, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased 16% from $7.8 million, or 101 homes, for the three months ended September 30, 2021 to $9.0 million, or 89 homes, for the three months ended September 30, 2022. Sales of manufactured homes decreased 7% from $21.8 million, or 294 homes, for the nine months ended September 30, 2021 to $20.3 million, or 236 homes, for the nine months ended September 30, 2022. Cost of sales of manufactured homes amounted to $6.3 million and $5.8 million for the three months ended September 30, 2022 and 2021, respectively. Cost of sales of manufactured homes amounted to $14.2 million and $16.3 million for the nine months ended September 30, 2022 and 2021, respectively. The gross profit percentage was 30% for the three and nine months ended September 30, 2022 and 25% for the three and nine months ended September 31, 2021. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.6 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and $4.0 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. Gain from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to a gain of $919,000 or 10% of total sales and a gain of $611,000 or 8% of total sales for the three months ended September 30, 2022 and 2021, respectively. Gain from the sales operations amounted to a gain of $1.9 million or 9% of total sales and a gain of $1.5 million or 7% of total sales for the nine months ended September 30, 2022 and 2021, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

Home prices have continued to rise as fewer sellers are listing homes and inventories decline. With the passage of time, the inherent relative affordability of our property type becomes more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses increased 63% from $3.2 million for the three months ended September 30, 2021 to $5.2 million for the three months ended September 30, 2022. General and administrative expenses increased 34% from $9.9 million for the nine months ended September 30, 2021 to $13.3 million for the nine months ended September 30, 2022. These increases were mainly due to non-recurring expenses relating to the cost of previously issued special restricted stock grants for the groundbreaking Fannie Mae financing completed in 2020, expenses for the joint venture, the OZ fund, early extinguishment of debt and other legal expenses. These non-recurring expenses totaled $1.4 million and $2.6 million for the three and nine months ended September 30, 2022, respectively, compared to $324,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2021. General and administrative expenses also increased due to an increase in personnel costs, stock-based compensation and travel. Without the non-recurring expenses, general and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was 7.0% for the three and nine months ended September 30, 2022, respectively, as compared to 5.6% and 6.0% for the three and nine months ended September 30, 2021, respectively.

Depreciation expense increased 8% from $11.4 million for the three months ended September 30, 2021 to $12.3 million for the three months ended September 30, 2022. Depreciation expense increased 7% from $33.6 million for the nine months ended September 30, 2021 to $36.0 million for the nine months ended September 30, 2022. These increases were primarily due to the acquisitions and the increase in rental homes during 2021 and 2022.

Interest income increased 26% from $857,000 for the three months ended September 30, 2021 to $1.1 million for the three months ended September 30, 2022. Interest income increased 24% from $2.5 million for the nine months ended September 30, 2021 to $3.1 million for the nine months ended September 30, 2022. These increases were primarily due to an increase in the average balance of notes receivable from $45.1 million at September 30, 2021 to $57.6 million at September 30, 2022.

Dividend income decreased 45% from $1.3 million for the three months ended September 30, 2021 to $699,000 for the three months ended September 30, 2022. Dividend income decreased 43% from $3.9 million for the nine months ended September 30, 2021 to $2.2 million for the nine months ended September 30, 2022. These decreases were due to reduced dividends from the reduction of our securities portfolio. Dividends received from our marketable securities investments were at a weighted average yield of approximately 6.2% and 4.3% at September 30, 2022 and 2021, respectively.

The Company recognized a loss on sales of marketable securities of $6.4 million for the three months ended September 30, 2022. The Company recognized a gain on sales of marketable securities of $24.3 million for the nine months ended September 30, 2022, mainly as a result of the cash consideration received in the MREIC merger. The Company recognized a gain on sales of marketable securities of $2.6 million and $2.3 million for the three and nine months ended September 30, 2021, respectively. Increase (decrease) in fair value of marketable securities was a decrease of $1.2 million and $5.4 million for the three months ended September 30, 2022 and 2021, respectively. Increase (decrease) in fair value of marketable securities decreased from an increase of $14.1 million for the nine months ended September 30, 2021 to a decrease of $43.0 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had total net unrealized losses of $57.3 million in its REIT securities portfolio. On October 27, 2022, the Company sold its 12,000 shares of CBL for approximately $308,000 (See Note 13).

Interest expense, including amortization of financing costs, increased 46% from $4.8 million for the three months ended September 30, 2021 to $7.0 million for the three months ended September 30, 2022. Interest expense, including amortization of financing costs, increased 30% from $14.5 million for the nine months ended September 30, 2021 to $18.9 million for the nine months ended September 30, 2022. These increases were mainly due to interest on the Series A Bonds, an increase in loans payable and an increase in interest rates.

Changes in Financial Condition

Total investment property and equipment increased 8% or $93.8 million during the nine months ended September 30, 2022. The Company acquired five communities (including one community acquired through the Company’s opportunity zone fund) with 904 developed homesites for approximately $44.3 million. The Company also added 293 rental homes to its communities during the first nine months of 2022. The Company’s occupancy rate on its rental homes portfolio was 94.3% at September 30, 2022 as compared to 95.5% at December 31, 2021.

Marketable securities decreased 66% or $74.5 million during the nine months ended September 30, 2022. This decrease was due to sales, including as a result of the MREIC merger, with a cost basis of $31.5 million, as well as a net decrease in the fair value of $43.0 million

Mortgages payable, net of unamortized debt issuance costs, increased 10% or $47.1 million during the nine months ended September 30, 2022. This increase was due to new mortgages of $59.8 million offset by principal payments of $11.9 million.

Loans payable, net of unamortized debt issuance costs, increased 172% or $80.6 million during the nine months ended September 30, 2022. This increase was due to an increase of $30.3 million on our revolving lines of credit for the financing of home sales and the purchase of inventory and an increase in $50 million on our unsecured line of credit.

During the nine months ended September 30, 2022, the Company also issued $102.7 million of its new 4.72% Series A Bonds due 2027 to investors in Israel.

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

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. We anticipate that the liquidity demands of the recent properties acquired will be met by the operations of these acquisitions. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, and other incurrence of indebtedness, proceeds from the DRIP, and access to the capital markets, including through its Common ATM Programs.

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

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. As part of this plan, we intend to seek opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones. In addition, on behalf of our joint venture with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of our joint venture depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

The Company continues to strengthen its capital and liquidity positions. During the nine months ended September 30, 2022, the Company issued and sold 2.7 million shares of Common Stock through our Common ATM Programs, at a weighted average price of $23.88 per share, generating gross proceeds of $63.9 million and net proceeds of $62.8 million, after offering expenses.

As of September 30, 2022, $94.1 million of common stock remained available for sale under the New Common ATM Program.

In addition, under the Company’s New Preferred ATM Program established in 2020, a total of 7,500 shares of Series D Preferred Stock were issued and sold during the nine months ended September 30, 2022, at a weighted average price of $25.00 per share, generating total gross proceeds of $188,000 and total net proceeds of $110,000, after offering expenses. As of September 30, 2022, $12.0 million in shares of Series D Preferred Stock remained eligible for sale under the New Preferred ATM Program.

During the nine months ended September 30, 2022, the Company also issued $102.7 million of its new 4.72% Series A Bonds due 2027 in an offering to investors in Israel and received $98.7 million in net proceeds, after offering expenses.

In addition, the Company raised $5.4 million from the issuance of common stock in the DRIP during the nine months ended September 30, 2022, which included Dividend Reinvestments of $2.1 million. Dividends paid on the common stock for the nine months ended September 30, 2022 were $32.3 million, of which $2.1 million were reinvested. Dividends paid on the Series C Preferred Stock and the Series D Preferred Stock for the nine months ended September 30, 2022 totaled $21.2 million. On July 26, 2022, the Company voluntarily redeemed all 9.9 million issued and outstanding shares of its 6.75% Series C Preferred Stock.

Net cash provided by operating activities amounted to $5.1 million and $46.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had cash and cash equivalents of $62.5 million, marketable securities of $39.2 million, approximately $46.2 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $15 million available on our line of credit secured by rental homes and rental homes leases.

The Company owns 132 communities (including one community held through the Company’s opportunity zone fund), of which 30 are unencumbered. Except for 13 communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company also holds a 40% equity interest in its joint venture with Nuveen, which currently owns one newly developed community that is unencumbered.

As of September 30, 2022, the Company had total assets of $1.3 billion and total liabilities of $755.3 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of September 30, 2022 was approximately 36% and the Company’s net debt, less securities to total market capitalization as of September 30, 2022 was approximately 34%. As of September 30, 2022, the Company had mortgages totaling $65.6 million due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Collections are consistent with pre-pandemic levels and we have collected 98% of the third quarter’s site and home rent as of today’s date. Some of our residents benefitted from the federal government’s funding of the Emergency Rental Assistance Programs that were enacted in each state.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

Item 6.	Exhibits

10	Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent, dated as of November 7, 2022 (Filed herewith).

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	November 8, 2022	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 8, 2022	By	/s/ Anna T. Chew
Anna T. Chew
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

