Form 10-K
period 2022-12-31
UMH PROPERTIES, INC.
filed 2023-02-28
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2022 was $965.4 million. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2022 was $900.7 million.

The number of shares outstanding of issuer’s common stock as of February 27, 2023 was 59,641,288 shares.

Documents Incorporated by Reference:

-Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2023 annual meeting of shareholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2022.

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

Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured homesites to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. The Company also formed an opportunity zone fund to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the Tax Cuts and Jobs Act of 2017 (the “TCJA Act”) to encourage long-term investment in economically distressed areas. The Company currently holds a 77% percentage interest in the opportunity zone fund. Our opportunity zone fund currently owns two communities, located in South Carolina and Georgia.

We have expanded our portfolio of manufactured home communities through numerous acquisitions. During 2022, the Company purchased seven communities totaling 1,486 homesites, located in Alabama, Michigan, New Jersey, Ohio, Pennsylvania and South Carolina, for a total purchase price of $86.2 million. Since January 1, 2023, we have acquired one additional community, located in Georgia and containing 118 developed homesites, through our opportunity zone fund. In addition, during 2022, the Company’s joint venture with Nuveen Real Estate also purchased one community in Florida, totaling 144 homesites for a total purchase price of $15.1 million.

As of December 31, 2022, the Company owned and operated 134 manufactured home communities (including one community acquired through the opportunity zone fund) containing approximately 25,600 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. The Company also has an ownership interest in and operates two communities in Florida through its joint venture with Nuveen Real Estate (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Investment in Joint Venture” of the Notes to Consolidated Financial Statements).

A manufactured home community is designed to accommodate detached, single-family manufactured homes. These manufactured homes are produced off-site by manufacturers and installed on sites within the communities. These homes may be improved with the addition of features constructed on-site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options. Each manufactured home-owner leases the site on which the home is located from the Company. Generally, the Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance.

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

In connection with the operation of its communities, UMH also leases homes to prospective tenants. As of December 31, 2022, UMH owned a total of 9,100 rental homes, representing approximately 36% of its developed homesites. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income from both the home and the site which might otherwise be non-income producing.

Inherent in the operation of a manufactured home community is the development, redevelopment, and expansion of our communities. The Company sells and finances, through a third-party lending program, the sale of manufactured homes in our communities through S&F. S&F was established to potentially enhance the value of our communities by filling sites that would otherwise be vacant. The home sales business is operated as it is with traditional homebuilders, with sales centers, model homes, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners. In addition, our sales centers earn a profit by selling homes to customers for placement on their own private land.

Investment and Other Policies

The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the U.S. but the Company has generally concentrated on the Northeast, Midwest and Southeast. Since 2010, we have quadrupled the number of developed homesites by purchasing 106 communities containing approximately 18,700 homesites. We are focused on acquiring communities with significant upside potential and leveraging our expertise to build long-term capital appreciation.

Our growth strategy involves purchasing well located communities in our target markets. As part of our growth strategy, we intend to evaluate potential opportunities to expand into additional geographic markets, including certain other markets in the southeastern United States.

The Company also evaluates our properties for expansion opportunities. Development of the additional acreage available for expansion allows us to leverage existing communities and amenities. We believe our ability to complete expansions translates to greater value creation and cash flow through operating efficiencies. The Company has approximately 2,100 acres of additional land potentially available for future development. See PART I, Item 2 – Properties, for a list of our additional acreage.

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

The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such an acquisition is advantageous to the Company. During the year ended December 31, 2022, the Company did not repurchase any shares of its Common Stock.

In addition to its manufactured home communities, the Company also owns a portfolio of investment securities, consisting of marketable equity securities issued by other REITs, which represented 2.5% of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation) at year end. The Company generally limits the portfolio to no more than approximately 15% of its undepreciated assets. These liquid real estate holdings provide diversification, additional liquidity and income, and serve as a proxy for real estate when more favorable risk adjusted returns are not available. The Company, from time to time, may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.

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

Our properties are insured against risks that may cause property damage and business interruption including events such as fire, business interruption, general liability and if applicable, flood. Our insurance policies contain deductible requirements, coverage limits and particular exclusions. It is the policy of the Company to maintain adequate insurance coverage on all of our properties and, in the opinion of management, all of our properties are adequately insured. We also obtain title insurance insuring fee title to the properties in an aggregate amount which we believe to be adequate.

State and local rent control laws in certain jurisdictions may dictate the structure of rent increases and limit our ability to recover increases in operating expenses and the costs of capital improvements. In 2019, the State of New York enacted the Housing Stability and Tenant Protection Act of 2019, which, among other things, set maximum collectible rent increases. Rent control also affects three of our manufactured home communities in New Jersey. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent related legislation exists or may be enacted.

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2023 will be approximately $15 - $20 million.

Human Capital

The attraction, motivation and retention of our employees are critical factors in furthering the growth and financial success of the Company. We recognize that our ability to achieve the high standards we set for ourselves can best be accomplished by having a diverse team. We are committed to promoting diversity, equity and inclusion and our benefits programs are designed to achieve employee satisfaction and advancement. As of February 16, 2023, the Company had approximately 460 employees, including officers. Approximately half of our management team and 45% of our total employee population are female. Over 32% of our employees are 40 years of age or older and 29% are over 60 years of age. During each year, the Company hires additional part-time and seasonal employees as grounds keepers and lifeguards and to conduct emergency repairs.

Our employees are fairly compensated as compared to employees of our competitors and are routinely recognized for outstanding performance. They are offered regular opportunities to participate in professional development programs which focus on building their skills and capabilities. We conduct regional training sessions and are committed to providing a safe and healthy workplace that is free from violence, intimidation and other unsafe or disruptive practices. We hold an annual employee meeting that includes safety training, as required under the federal Occupational, Safety and Health Act, as well as anti-harassment training. The Company also offers a robust wellness program to its employees that incorporates health benefits, including incentives for enrolling in exercise classes and for gym memberships. This encourages our employees to improve their mental and physical well-being.

Information about our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2022:

Name	Age	Position

Eugene W. Landy	89	Chairman of the Board of Directors and Founder
Samuel A. Landy	62	President and Chief Executive Officer
Anna T. Chew	64	Executive Vice President, Chief Financial Officer and Treasurer
Craig Koster	47	Executive Vice President, General Counsel and Secretary
Brett Taft	33	Executive Vice President and Chief Operating Officer

Environmental, Social and Governance (“ESG”) Considerations

The Company’s mission is to address the fundamental need of providing affordable housing and in doing so, create sustainable and environmentally friendly communities that have a positive societal impact. We recognize our obligation, as well as that of our industry, to reduce our impact on the environment and to conserve natural resources. We continually invest in energy-efficient technology where practicable, including water and energy conservation initiatives, and are committed to incorporating environmental and social considerations into our business practices to create value and enhance the communities where our residents live. We also recognize the importance of good corporate governance in ensuring the Company’s continued success and maintaining the confidence of our shareholders and financing sources. Our policies and practices are endorsed and supported by the Company’s executive management, including its Director of ESG and Director of Diversity, Equity and Inclusion, and are regularly reviewed by the Board of Directors and its Nominating and Corporate Governance Committee.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and other reports and documents filed by us with the SEC.

Real Estate Industry Risks:

●	General economic conditions and the concentration of our properties in certain states may affect our ability to generate revenue.
●	We may be unable to compete with our larger competitors for acquisitions, which may increase prices for communities.
●	We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.
●	We may be unable to finance or accurately estimate or anticipate costs and timing associated with expansion activities.
●	We may be unable to sell properties when appropriate because real estate investments are illiquid.

●	Our ability to sell manufactured homes may be affected by various factors, which may in turn adversely affect our profitability.
●	Licensing laws and compliance could affect our profitability.
●	The termination of our third-party lending program could adversely affect us.
●	Costs associated with taxes and regulatory compliance may reduce our revenue.
●	Rent control legislation may harm our ability to increase rents.
●	Environmental liabilities could affect our profitability.
●	Some of our properties are subject to potential natural or other disasters.
●	Climate change may adversely affect our business.
●	Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties which could adversely affect our business.
●	Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow.
●	Our investments are concentrated in the manufactured housing/residential sector and our business would be adversely affected by an economic downturn in that sector.
●	Our joint venture with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us.

Financing Risks:

●	We face risks generally associated with our debt.
●	We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.
●	We face risks associated with our dependence on external sources of capital.
●	We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.
●	We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our financial results.
●	Covenants in our credit agreements and other debt instruments could limit our flexibility and adversely affect our financial condition.
●	A change in the U.S. government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.
●	We face risks associated with the financing of home sales to customers in our manufactured home communities.

Risks Related to our Status as a REIT:

●	If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
●	Failure to make required distributions would subject us to additional tax.
●	We may not have sufficient cash available from operations to pay distributions to our shareholders, and, therefore, distributions may be made from borrowings.
●	We may be required to pay a penalty tax upon the sale of a property.
●	We may be adversely affected if we fail to qualify as a REIT.
●	To qualify as a REIT, we must comply with certain highly technical and complex requirements.
●	There is a risk of changes in the tax law applicable to REITs.
●	We may be unable to comply with the strict income distribution requirements applicable to REITs.
●	Our taxable REIT subsidiary (“TRS”) is subject to special rules that may result in increased taxes.
●	Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.

General Risk Factors

●	We face risks and uncertainties related to public health crises, including the COVID-19 pandemic.
●	Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition and growth.
●	We may not be able to obtain adequate cash to fund our business.
●	We are dependent on key personnel.
●	Some of our directors and officers may have conflicts of interest with respect to related party transactions and other business interests.
●	We may amend our business policies without shareholder approval.
●	The market value of our Series D Preferred Stock and Common Stock could decrease based on our performance and market perception and conditions.
●	The market price and trading volume of our Common Stock and Series D Preferred Stock may fluctuate significantly.
●	Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
●	The future issuance or sale of additional shares of Common Stock or Preferred Stock could adversely affect the trading prices of our outstanding Common Stock and Preferred Stock.
●	Future issuances of our debt securities, which would be senior to our Series D Preferred Stock upon liquidation, or preferred equity securities which may be senior to our Series D Preferred Stock for purposes of dividend distributions or upon liquidation, may adversely affect the per-share trading prices of our Series D Preferred Stock.
●	There are restrictions on the transfer of our capital stock.
●	The dual listing of our Common Stock on the NYSE and the Tel Aviv Stock Exchange (“TASE”) may result in price variations that could adversely affect liquidity of the market for our Common Stock.
●	The existing mechanism for the dual listing of securities on the NYSE and the TASE may be eliminated or modified in a manner that may subject us to additional regulatory burden and additional costs.
●	Our earnings are dependent, in part, upon the performance of our investment portfolio.
●	We are subject to restrictions that may impede our ability to effect a change in control.
●	We may not be able to pay distributions regularly.
●	Dividends on our capital stock do not qualify for the reduced tax rates available for some dividends.
●	We are subject to risks arising from litigation.
●	Future terrorist attacks and military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.
●	Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our capital stock.
●	We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations.
●	We are dependent on continuous access to the Internet to use our cloud-based applications.
●	We face risks relating to expanding use of social media mediums.
●	Our opportunity zone fund may fail to qualify for the tax benefits available for investments in qualified opportunity zones under the detailed rules adopted by the Internal Revenue Service.

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

We may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions. In addition, the Code limits our ability to sell our properties. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and make distributions to our shareholders.

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

The termination of our third-party lending program could adversely affect us. S&F currently relies exclusively on its third-party lending program for all loan origination and servicing activity. As a result, the termination of our third-party lending program could impact our ability to continue with our home financing activities.

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

Rent control legislation may harm our ability to increase rents. State and local rent control laws in certain jurisdictions may limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. In 2019, the State of New York enacted the Housing Stability and Tenant Protection Act of 2019, which, among other things, set maximum collectible rent increases. Rent control also affects three of our manufactured home communities in New Jersey. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent related legislation exists or may be enacted.

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

Of the 134 manufactured home communities we operated as of December 31, 2022, 46 have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s environmental protection agencies. Currently, our community-owned manufactured homes are not subject to radon or asbestos monitoring requirements.

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

Our joint venture with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us. We have entered into a joint venture arrangement with Nuveen Real Estate to acquire manufactured home communities that are recently developed or under development. We are required to contribute 40% of the capital required for investments by this joint venture. It is possible that our joint venture partner, Nuveen Real Estate, may have business interests or goals that are different from our business interests or goals. Although we manage the joint venture and its properties, we do not have full control over decisions and require approval of Nuveen Real Estate for major decisions. As a result, we may face the risk of disputes, including potential deadlocks in making decisions. In addition, the joint venture agreement provides that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, and unless Nuveen declines an acquisition proposed by us, the joint venture will be the exclusive vehicle for us to acquire any manufactured home communities that meet the joint venture’s investment guidelines. Nuveen Real Estate will have the right to remove and replace us as managing member of the joint venture and manager of the joint venture’s properties if we breach certain obligations or certain events occur, in which event Nuveen Real Estate may elect to buy out our interest in the joint venture at 98% of its value. There are also significant restrictions on our ability to exit the joint venture. Any of these provisions could adversely affect us.

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

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment. We mortgage many of our properties to secure payment of indebtedness. If we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, ability to service debt and make distributions and the market price of our Series D Preferred Stock and Common Stock and any other securities we issue.

We face risks associated with our dependence on external sources of capital. In order to qualify as a REIT, we are required each year to distribute to our shareholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our Preferred Stock and Common Stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity issuance may dilute the holdings of our current shareholders.

We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. We have incurred, and may continue to incur, indebtedness in furtherance of our activities. Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our Board of Directors may vote to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We could therefore become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay distributions to shareholders.

We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our financial results. In 2022, the U.S. Federal Reserve raised short term interest rates by a total of 4.25% and has indicated that additional interest rate increases may be possible. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may affect our ability to complete potential acquisitions. Because a portion of our debt bears interest at variable rates, in periods of rising interest rates, such as the current interest rate environment, our cost of funds would increase, which could adversely affect our cash flows, financial condition and results of operations, ability to make distributions to shareholders, and the cost of refinancing. and reduce our access to the debt or equity capital markets. Increased interest rates could also adversely affect the value of our properties to the extent that it decreases the amount buyers may be willing to pay for our properties. Additionally, if we choose to hedge any interest rate risk, we cannot assure that any such hedge will be effective or that our hedging counterparty will meet its obligations to us. As a result, increased interest rates, including any future increases in interest rates, could adversely affect us.

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

Failure to make required distributions would subject us to additional tax. In order to qualify as a REIT, we must, among other requirements, distribute, each year, to our shareholders at least 90% of our taxable income, excluding net capital gains. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:

●	85% of our ordinary income for that year;
●	95% of our capital gain net earnings for that year; and
●	100% of our undistributed taxable income from prior years.

To the extent we pay out in excess of 100% of our taxable income for any tax year, we may be able to carry forward such excess to subsequent years to reduce our required distributions for purposes of the 4% nondeductible excise tax in such subsequent years. We intend to pay out our income to our shareholders in a manner intended to satisfy the 90% distribution requirement. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the 90% distribution requirement and to avoid corporate income tax.

We may not have sufficient cash available from operations to pay distributions to our shareholders, and, therefore, distributions may be made from borrowings. The actual amount and timing of distributions to our shareholders will be determined by our Board of Directors in its discretion and typically will depend on the amount of cash available for distribution, which will depend on items such as current and projected cash requirements, limitations on distributions imposed by law on our financing arrangements and tax considerations. As a result, we may not have sufficient cash available from operations to pay distributions as required to maintain our status as a REIT. Therefore, we may need to borrow funds to make sufficient cash distributions in order to maintain our status as a REIT, which may cause us to incur additional interest expense as a result of an increase in borrowed funds for the purpose of paying distributions.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to federal income tax at regular corporate rates and possibly increased state and local taxes. In addition, we might be barred from qualification as a REIT for the four years following the year of disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions to non-corporate shareholders would be subject to a maximum federal income tax rate of 20% (and potentially a Medicare tax of 3.8%), provided applicable requirements of the Code are satisfied. Furthermore, corporate shareholders may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code. Additionally, if we fail to qualify as a REIT, non-corporate shareholders would no longer be able to deduct up to 20% of our dividends (other than capital gain dividends and dividends treated as qualified dividend income), as would otherwise generally be permitted for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

The 2017 TCJA as amended by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”), has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. The CARES Act made technical corrections, or temporary modifications, to certain of the provisions of the TCJA. It is also possible that additional legislation could be enacted in the future as a result of the COVID-19 pandemic which may affect the holders of our securities. Changes made by the TCJA and the CARES Act that could affect us and our shareholders include:

●	temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;
●	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;
●	permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;
●	reducing the highest rate of withholding with respect to our distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;
●	limiting our deduction for net operating losses (“NOLs”) to 80% of REIT taxable income (prior to the application of the dividends paid deduction) (this was modified by the CARES Act as discussed below);
●	generally limiting the deduction for net business interest expense in excess of a specified percentage (50% for taxable years beginning in 2019 and 2020 and 30% for subsequent taxable years) of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property). The CARES Act increases this interest limitation to 50% for taxable years beginning in 2019 or 2020 (with special rules applicable to interest allocation from entities treated as partnerships for tax purposes) and permits an entity to elect to use its 2019 adjusted taxable income to calculate the applicable limitation for its 2020 taxable year; and
●	eliminating the corporate alternative minimum tax (which was subsequently re-enacted, although not in a manner expected to affect us).

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

While some regulations have been issued under the TCJA and the CARES Act, certain of which specifically address REITs, the TCJA and the CARES Act are still subject to potential amendments as well as interpretations and implementing regulations by the United States Treasury Department and the IRS, any of which could lessen or increase certain impacts of the TCJA and/or the CARES Act. It is unclear how these U.S. federal income tax changes will affect state and local taxation in various states and localities, which often use federal taxable income as a starting point for computing state and local tax liabilities. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.

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

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property. For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains; provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the shareholder level. We may be subject to other Federal income taxes and may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for federal income tax purposes.

General Risk Factors

We face various risks and uncertainties related to public health crises, including the COVID-19 pandemic. The COVID-19 pandemic and its consequences may have a material adverse effect on us. We face various risks and uncertainties related to public health crises, including the global COVID-19 pandemic, which has disrupted financial markets and significantly impacted worldwide economic activity. The future impact of the COVID-19 pandemic as well as mandatory and voluntary actions taken to mitigate the public health impact of the pandemic may have a material adverse effect on our financial condition. The COVID-19 pandemic and social and governmental responses to the pandemic have caused, and may continue to cause, severe economic, market and other disruptions worldwide. Although the COVID-19 pandemic and related societal and government responses have not, to date, had a material impact on our business or financial results, the extent to which COVID-19 and related actions may, in the future, impact our operations cannot be predicted with any degree of confidence. As a result, we cannot at this time predict the direct or indirect impact on us of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Mr. Eugene W. Landy, the Founder and Chairman of the Board of Directors of the Company, owned a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. Effective January 2023, Mr. Eugene Landy transferred this ownership to Mr. Samuel A. Landy, the President and Chief Executive Officer and a director of the Company, and other family members. Effective October 1, 2019, the Company entered into a new lease for its executive offices in Freehold, New Jersey which combines the existing corporate office space with additional adjacent office space. This new lease extends our existing lease through April 30, 2027 and requires monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Samuel A. Landy may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in the landlord of the property.

Further, Mr. Eugene W. Landy owns a 9.6% interest, Mr. Samuel A. Landy owns a 4.8% interest, Mr. Daniel Landy, who is also an officer of the Company, owns a 0.96% interest, and the Samuel Landy Family Limited Partnership (of which Daniel Landy is the sole general partner) own a 0.96% interest in the qualified opportunity zone fund, UMH OZ Fund, LLC (“OZ Fund”), recently formed by the Company. In addition, one of the Company’s independent directors own a 0.96% interest in the OZ Fund.

We may amend our business policies without shareholder approval. Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although our Board of Directors has no present intention to change or reverse any of these policies, they may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in our policies. We cannot assure you that changes in our policies will serve fully the interests of all shareholders.

The market value of our Series D Preferred Stock and Common Stock could decrease based on our performance and market perception and conditions. The market value of our Series D Preferred Stock and Common Stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our Series D Preferred Stock and Common Stock is influenced by their respective distributions relative to market interest rates. Rising interest rates may lead potential buyers of our stock to expect a higher distribution rate, which could adversely affect the market price of our stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our stock include:

●	actual or anticipated variations in our quarterly operating results or dividends;
●	changes in our funds from operations or earnings estimates;
●	publication of research reports about us or the real estate industry;
●	prevailing interest rates;
●	the market for similar securities;
●	changes in market valuations of similar companies;
●	adverse market reaction to any additional debt we incur in the future;
●	additions or departures of key management personnel;
●	actions by institutional shareholders;
●	speculation in the press or investment community;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	our underlying asset value;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws;
●	future equity issuances;
●	failure to meet earnings estimates;
●	failure to maintain our REIT status;
●	changes in valuation of our REIT securities portfolio;
●	general economic and financial market conditions;
●	war, terrorist acts and epidemic disease, including the COVID-19 pandemic;
●	our issuance of debt or preferred equity securities;
●	our financial condition, results of operations and prospects; and
●	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

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

Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks. There is an increasing focus from certain investors concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there is an increased focus on such matters by various regulatory authorities, including the SEC, and the activities and expense required to comply with new regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be superior to ours, potential or current investors may elect to invest in our competitors instead of us. In addition, we could fail, or be perceived to fail, in our achievement of our initiatives and goals with respect to environmental, social and governance matters, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, our initiatives are not executed as planned, or we do not satisfy our goals, our reputation and financial results could be adversely affected.

The market prices and trading volumes of our Series D Preferred Stock may fluctuate significantly. Although our Series D Preferred Stock is listed and traded on the NYSE, the trading markets for the Series D Preferred Stock is limited. Since the Series D Preferred Stock has no maturity date, investors seeking liquidity may elect to sell their shares of Series D Preferred Stock in the secondary market. If an active trading market does not exist, the market price and liquidity of the Series D Preferred Stock may be adversely affected by such sales. Even if an active public market exists, we cannot guarantee that the market price for the Series D Preferred Stock will equal or exceed the price that investors in the Series D Preferred Stock paid for their shares.

The future issuance or sale of additional shares of Common Stock or Series D Preferred Stock could adversely affect the trading prices of our outstanding Common Stock and Series D Preferred Stock. Future issuances or sales of substantial numbers of shares of our Common Stock or Preferred Stock in the public market, or the perception that such issuances or sales might occur, could adversely affect the per-share trading prices of our Common Stock or Series D Preferred Stock. The per-share trading price of our Common Stock or Series D Preferred Stock may decline significantly upon the sale or registration of additional shares of our Common Stock or Series D Preferred Stock.

Future issuances of our debt securities, which would be senior to our Series D Preferred Stock upon liquidation, or preferred equity securities which may be senior to our Series D Preferred Stock for purposes of dividend distributions or upon liquidation, may adversely affect the per-share trading prices of our Series D Preferred Stock. In the future, we may attempt to increase our capital resources by issuing additional debt securities and/or additional classes or series of preferred stock. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will be entitled to receive our available assets prior to any distribution to holders of our Series D Preferred Stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Series D Preferred Stock. Any shares of preferred stock that we issue in the future could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to holders of our Series D Preferred Stock. Any such future issuances may adversely affect the trading price of our Series D Preferred Stock.

There are restrictions on the transfer of our capital stock. To maintain our qualification as a REIT under the Code, no more than 50% in value of our outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, our charter contains provisions restricting the transfer of our capital stock. These restrictions may discourage a tender offer or other transaction, or a change in management or of control of us that might involve a premium price for our Common Stock or Series D Preferred Stock or that our shareholders otherwise believe to be in their best interests, and may result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

The dual listing of our Common Stock on the New York Stock Exchange (“NYSE”) and the Tel Aviv Stock Exchange (“TASE”) may result in price variations that could adversely affect liquidity of the market for our Common Stock. Our Common Stock is listed and trades on both the NYSE and the TASE. The dual listing may result in price variations of our Common Stock between the two exchanges due to various factors, including the use of different currencies and the different days and hours of trading for the two exchanges. Any decrease in the trading price of our Common Stock in one market could cause a decrease in the trading price in the other market. In addition, the dual-listing may adversely affect liquidity and trading prices on one or both of the exchanges as a result of circumstances that may be outside of our control. For example, transfers by holders of our securities from trading on one exchange to the other could result in increases or decreases in liquidity and or trading prices on either or both of the exchanges. Holders could also seek to sell or buy our Common Stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any such arbitrage activity could create volatility in both the price and volume of trading of our Common Stock.

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

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

●	Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board.” By preventing common shareholders from voting on the election of more than one class of directors at any annual meeting of shareholders, this provision may have the effect of keeping the current members of our Board of Directors in control for a longer period of time than shareholders may desire.
●	Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assure our ability to remain a qualified REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for shareholders to receive a premium for their shares of Common Stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.
●	The request of shareholders entitled to cast at least a majority of all votes entitled to be cast at such meeting is necessary for shareholders to call a special meeting. We also require advance notice by common shareholders for the nomination of directors or proposals of business to be considered at a meeting of shareholders.
●	Our Board of Directors may authorize and cause us to issue securities without shareholder approval. Under our charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board of Directors may determine.
●	“Business combination” provisions that provide that, unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question.
●	The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition.

We cannot assure you that we will be able to pay distributions regularly. Our ability to pay distributions in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries and is subject to limitations under our financing arrangements and Maryland law. Under the Maryland General Corporation Law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts became due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the charter permits otherwise, the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the distribution. Accordingly, we cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future.

Dividends on our capital stock do not qualify for the reduced tax rates available for some dividends. Income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect our taxation or the dividends payable by us, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive an investment in us to be relatively less attractive than an investment in the stock of a non-REIT corporation that pays dividends, which could materially and adversely affect the value of the shares of, and per share trading price of, our capital stock. It should be noted that the TCJA provides for a deduction from income for individuals, trusts and estates up to 20% of certain REIT dividends, which reduces the effective tax rate on such dividends below the effective tax rate on interest, though the deduction is generally not as favorable as the preferential rate on qualified dividends. The deduction for certain REIT dividends, unlike the favorable rate for qualified dividends, expires after 2025.

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

Certain risks are associated with our Qualified Opportunity Zone Fund. Some aspects of the Qualified Opportunity Zone rules adopted by the Internal Revenue Service remain uncertain. Legislation may be needed to clarify certain of the provisions in the Qualified Opportunity Zone rules and to give proper effect to Congressional intent as expressed in the TCJA. No assurance can be provided that additional legislation will be enacted, and even if enacted, that such additional legislation will clearly address all items that require or would benefit from clarification. It is unclear if additional guidance will be released, or in what manner the Treasury Department will resolve any remaining areas of uncertainty. Accordingly, there can be no guarantee that our opportunity zone fund will qualify under the Qualified Opportunity Zone rules as a Qualified Opportunity Zone fund or that the Company will be able to realize, through its investment in the fund, any of the desired tax benefits.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities. As of December 31, 2022, the Company owned 134 manufactured home communities (including one community acquired through the Company’s opportunity zone fund) containing approximately 25,600 developed sites, located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. Since January 1, 2023, we have acquired one additional community, located in Georgia, which contains 118 developed homesites, through our opportunity zone fund. The Company also has an ownership interest in and operates two communities in Florida through its joint venture with Nuveen. The rents collectible from the land in our communities ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. There is a long-term trend toward larger manufactured homes. Existing manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2022.

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/22

Allentown	434	96%	97%	87	18	$537
4912 Raleigh-Millington Road
Memphis, TN 38128

Arbor Estates	230	96%	97%	30	1	$807
1081 North Easton Road
Doylestown, PA 18902

Auburn Estates	42	90%	95%	13	-0-	$402
919 Hostetler Road
Orrville, OH 44667

Bayshore Estates	207	80%	84%	56	-0-	$367
105 West Shoreway Drive
Sandusky, OH 44870

Birchwood Farms	143	94%	95%	28	-0-	$528
8057 Birchwood Drive
Birch Run, MI 48415

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Site at 12/31/22

Boardwalk	193	98%	98%	45	-0-	$444
2105 Osolo Road
Elkhart, IN 46514

Broadmore Estates	390	93%	93%	93	19	$532
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	83%	82%	37	2	$526
107 Skyline Drive
Berwick, PA 18603

Brookview Village	174	91%	92%	46	64	$607
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Camelot Village	115	86%	96%	32	50	$336
2700 West 38th Street
Anderson, IN 46013

Camelot Woods	153	59%	55%	32	-0-	$332
124 Clairmont Drive
Altoona, PA 16601

Candlewick Court	211	78%	70%	40	-0-	$543
1800 Candlewick Drive
Owosso, MI 48867

Carsons	131	85%	85%	14	4	$476
649 North Franklin Street Lot 116
Chambersburg, PA 17201

Catalina	459	75%	73%	75	26	$499
6501 Germantown Road
Middletown, OH 45042

Cedarcrest Village	283	98%	99%	71	30	$728
1976 North East Avenue
Vineland, NJ 08360

Center Manor	96	35%	N/A	16	2	$535
400 Center Manor Drive
Monaca, PA 15061

Chambersburg I & II	99	74%	76%	11	-0-	$447
5368 Philadelphia Avenue Lot 34
Chambersburg, PA 17201

Chelsea	84	96%	99%	12	-0-	$490
459 Chelsea Lane
Sayre, PA 18840

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Monthly Rent Site at 12/31/22

Cinnamon Woods	62	100%	100%	10	67	$589
70 Curry Avenue
Conowingo, MD 21918

City View	57	96%	96%	20	2	$393
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	97%	99%	23	1	$489
60 North State Route 101
Tiffin, OH 44883

Collingwood	102	84%	85%	20	-0-	$505
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	159	97%	96%	31	1	$381
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	164	81%	85%	44	20	$417
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	142	92%	96%	27	-0-	$421
6605 State Route 5
Ravenna, OH 44266

Countryside Village/Duck River Estates	407	88%	92%	79	103	$452/$495
200 Early Road
Columbia, TN 38401

Cranberry Village	187	98%	98%	36	-0-	$670
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	97	98%	92%	19	-0-	$442
Wolcott Hollow Road & Route 220
Athens, PA 18810

Cross Keys Village	132	90%	93%	21	2	$541
259 Brown Swiss Circle
Duncansville, PA 16635

Crossroads Village	34	79%	76%	9	-0-	$449
549 Chicory Lane
Mount Pleasant, PA 15666

Dallas Mobile Home Community	142	89%	92%	21	-0-	$309
1104 North 4th Street
Toronto, OH 43964

Deer Meadows	98	98%	94%	22	8	$392
12921 Springfield Road
New Springfield, OH 44443

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/22

Deer Run	189	46%	31%	33	-0-	$185
3142 Flynn Road Lot 194
Dothan, AL 36303

D & R Village	234	96%	95%	44	-0-	$678
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	55	98%	96%	10	3	$417
425 Medina Street
Lodi, OH 44254

Evergreen Manor	68	90%	90%	7	-0-	$419
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	90%	86%	10	4	$444
9249 State Route 44
Mantua, OH 44255

Fairview Manor	317	95%	96%	66	132	$767
2110 Mays Landing Road
Millville, NJ 08332

Fifty-One Estates	170	82%	89%	42	6	$493
Hayden Boulevard
Elizabeth, PA 15037

Fohl Village	321	77%	N/A	126	44	$395
5729 Joleda Drive SW
Canton, OH 44706

Forest Creek	167	97%	96%	37	-0-	$566
855 East Mishawaka Road
Elkhart, IN 46517

Forest Park Village	246	93%	94%	79	-0-	$606
102 Holly Drive
Cranberry Township, PA 16066

Fox Chapel Village	120	94%	97%	23	2	$426
1 Greene Drive
Cheswick, PA 15024

Frieden Manor	193	97%	97%	42	99	$561
102 Frieden Manor
Schuylkill Haven, PA 17972

Friendly Village	824	50%	52%	101	-0-	$450
27696 Oregon Road
Perrysburg, OH 43551

Garden View (1)	181	34%	N/A	31	8	$232
100 Banashee Circle
Orangeburg, SC 29115

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/22

Green Acres	24	88%	92%	6	-0-	$473
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	97%	97%	9	-0-	$751
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	99%	99%	19	-0-	$474
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	366	85%	74%	79	-0-	$536
109 Main Street
Inkerman, PA 18640

Hidden Creek	351	62%	N/A	69	19	$384
6400 South Dixie Highway
Erie, MI 48133

High View Acres	154	84%	84%	43	-0-	$448
247 Murray Lane
Export, PA 15632

Highland	246	84%	90%	42	-0-	$465
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	317	98%	98%	98	65	$677
60 Old Route 22
Kutztown, PA 19530

Hillcrest Crossing	197	88%	80%	60	16	$373
100 Lorraine Drive
Lower Burrell, PA 15068

Hillcrest Estates	218	97%	98%	46	45	$506
14200 Industrial Parkway
Marysville, OH 43040

Hillside Estates	88	89%	92%	29	20	$420
1722 Snyder Avenue
Greensburg, PA 15601

Holiday Village	331	85%	79%	36	29	$540
201 Sam Street
Nashville, TN 37207

Holiday Village	326	90%	87%	53	2	$552
1350 Co Road 3
Elkhart, IN 46514

Holly Acres Estates	153	97%	96%	30	9	$449
7240 Holly Dale Drive
Erie, PA 16509

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/22

Hudson Estates	159	95%	94%	19	-0-	$376
100 Keenan Road
Peninsula, OH 44264

Huntingdon Pointe	78	95%	97%	45	4	$351
240 Tee Drive
Tarrs, PA 15688

Independence Park	92	95%	96%	36	15	$452
355 Route 30
Clinton, PA 15026

Iris Winds	141	69%	44%	24	-0-	$195
1230 South Pike East Lot 144
Sumter, SC 29153

Kinnebrook	250	99%	100%	66	8	$672
351 State Route 17B
Monticello, NY 12701

LaVista Estates	141	1%	N/A	29	7	$105
2390 Denton Road
Dothan, AL 36303

Lake Erie Estates	162	66%	69%	21	-0-	$418
3742 East Main Street, Apt 1
Fredonia, NY 14757

Lake Sherman Village	251	95%	95%	63	34	$535
7227 Beth Avenue, SW
Navarre, OH 44662

Lakeview Meadows	79	100%	96%	21	32	$427
11900 Duff Road, Lot 58
Lakeview, OH 43331

Laurel Woods	208	81%	82%	43	-0-	$486
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	61	98%	97%	13	-0-	$433
11563 Back Massillon Road
Orrville, OH 44667

Mandell Trails	140	80%	N/A	54	15	$245
108 Bay Street
Butler, PA 16002

Maple Manor	312	81%	79%	71	-0-	$453
18 Williams Street
Taylor, PA 18517

Marysville Estates	306	70%	67%	58	-0-	$463
548 North Main Street
Marysville, OH 43040

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/22

Meadowood	122	89%	93%	20	-0-	$482
9555 Struthers Road
New Middletown, OH 44442

Meadows	335	76%	80%	61	-0-	$476
11 Meadows
Nappanee, IN 46550

Meadows of Perrysburg	196	95%	97%	47	8	$471
27484 Oregon Road
Perrysburg, OH 43551

Melrose Village	293	92%	95%	71	-0-	$430
4400 Melrose Drive, Lot 301
Wooster, OH 44691

Melrose West	29	100%	100%	27	3	$435
4455 Cleveland Road
Wooster, OH 44691

Memphis Blues (2)	134	66%	92%	16	78	$480
1401 Memphis Blues Avenue
Memphis, TN 38127

Monroe Valley	44	98%	95%	11	-0-	$600
15 Old State Road
Jonestown, PA 17038

Moosic Heights	147	94%	93%	35	-0-	$472
118 1st Street
Avoca, PA 18641

Mount Pleasant Village	114	96%	95%	19	-0-	$390
1 Village Drive
Mount Pleasant, PA 15666

Mountaintop	39	87%	90%	11	2	$690
Mountain Top Lane
Narvon, PA 17555

Mountain View (3)	-0-	N/A	N/A	-0-	220	N/A
Van Dyke Street
Coxsackie, NY 12501

New Colony	113	71%	74%	16	-0-	$490
3101 Homestead Duquesne Road
West Mifflin, PA 15122

Northtowne Meadows	384	90%	90%	85	-0-	$459
6255 Telegraph Road
Erie, MI 48133

Oak Ridge Estates	205	97%	99%	40	-0-	$559
1201 Country Road 15
Elkhart, IN 46514

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/22

Oak Tree	260	98%	N/A	39	2	$493
565 Diamond Road
Jackson, NJ 08527

Oakwood Lake Village	78	69%	74%	40	-0-	$538
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	125	97%	98%	15	-0-	$492
26875 Bagley Road
Olmsted Township, OH 44138

Oxford Village	224	99%	99%	59	2	$783
2 Dolinger Drive
West Grove, PA 19390

Parke Place	367	93%	98%	94	15	$449
2331 Osolo Road
Elkhart, IN 46514

Perrysburg Estates	133	93%	95%	26	7	$414
23720 Lime City Road
Perrysburg, OH 43551

Pikewood Manor	492	87%	88%	86	31	$484
1780 Lorain Boulevard
Elyria, OH 44035

Pine Ridge Village/Pine Manor	194	87%	89%	50	30	$622/$640
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	213	78%	82%	38	-0-	$441
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	85%	85%	21	9	$463
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	476	61%	63%	101	-0-	$546
485 Patterson Lane
Belle Vernon, PA 15012

Redbud Estates	579	96%	96%	128	21	$291
1800 West 38th Street
Anderson, IN 46013

River Valley Estates	228	89%	86%	60	-0-	$458
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	90	87%	96%	31	1	$447
14 Tip Top Circle
Carlisle, PA 17015

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/22

Rostraver Estates	66	88%	91%	17	66	$524
1198 Rostraver Road
Belle Vernon, PA 15012

Sandy Valley Estates	363	79%	75%	102	10	$488
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	212	93%	89%	25	-0-	$532
1508 Dickerson Pike #L3
Nashville, TN 37207

Somerset Estates/Whispering Pines	249	84%	84%	74	24	$453/$540
1873 Husband Road
Somerset, PA 15501

Southern Terrace	118	100%	99%	26	4	$411
1229 State Route 164
Columbiana, OH 44408

Southwind Village	250	99%	99%	36	-0-	$641
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	148	93%	95%	37	24	$478
7140-29 Selby Road
Athens, OH 45701

Springfield Meadows	122	99%	95%	43	77	$427
4100 Troy Road
Springfield, OH 45502

Struble Ridge (4)	-0-	N/A	N/A	-0-	61	N/A
2232 Horseshoe Pike
Honey Brook, PA 19344

Suburban Estates	200	90%	96%	36	-0-	$463
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	93%	97%	25	1	$428
3305 Summit Road
Ravenna, OH 44266

Summit Village	106	94%	87%	25	33	$287
246 North 500 East
Marion, IN 46952

Sunny Acres	207	96%	95%	55	3	$423
272 Nicole Lane
Somerset, PA 15501

Sunnyside	63	84%	84%	8	1	$786
2901 West Ridge Pike
Eagleville, PA 19403

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/22

Trailmont	129	95%	95%	32	-0-	$538
122 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	97%	97%	21	-0-	$597
27216 Cook Road
Olmsted Township, OH 44138

Twin Pines	219	90%	92%	48	2	$527
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	75	89%	87%	13	16	$410
32 Valley High Lane
Ruffs Dale, PA 15679

Valley Hills	267	97%	97%	66	67	$416
4364 Sandy Lake Road
Ravenna, OH 44266

Valley Stream	143	79%	78%	37	6	$405
60 Valley Stream
Mountaintop, PA 18707

Valley View I	104	98%	98%	19	-0-	$611
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	43	100%	100%	7	-0-	$631
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Honey Brook	144	97%	92%	28	13	$742
1 Mark Lane
Honey Brook, PA 19344

Voyager Estates	259	64%	68%	72	20	$414
1002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	196	79%	83%	35	-0-	$651
3450 Howard Road Lot 21
Hamburg, NY 14075

Wayside	81	95%	94%	16	5	$373
1000 Garfield Avenue
Bellefontaine, OH 43331

Weatherly Estates	271	100%	100%	41	-0-	$490
271 Weatherly Drive
Lebanon, TN 37087

Wellington Estates	206	88%	84%	46	1	$354
247 Murray Lane
Export, PA 15632

Name of Community	Number of Developed Sites	Occupancy Percentage at 12/31/22	Occupancy Percentage at 12/31/21	Acreage Developed	Additional Acreage	Weighted Average Monthly Rent Per Site at 12/31/22

Woodland Manor	148	75%	72%	77	-0-	$427
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	156	90%	92%	14	-0-	$747
265 Route 35
Eatontown, NJ 07724

Woods Edge	599	60%	59%	151	50	$457
1670 East 650 North
West Lafayette, IN 47906

Wood Valley	158	72%	71%	31	56	$408
2 West Street
Caledonia, OH 43314

Worthington Arms	218	93%	94%	36	-0-	$726
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	89	64%	64%	14	59	$421
999 Balmer Road
Youngstown, NY 14174

Total	25,568	84.6%	86.0%	5,513	2,066	$498

(1)	Community is part of the opportunity zone fund.
(2)	Community was closed due to unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community. The total redevelopment will be 237 sites. Phase I, consisting of 39 sites, was 100% occupied as of December 31, 2018. Phase II, consisting of 51 sites, was recently completed in 2020 and in the process of being occupied. Phase III, consisting of 44 sites, is in the process of being developed. Phase IV has been approved by city council and will allow up to an additional 103 sites.
(3)	We are currently seeking site plan approvals for approximately 360 sites for this property.
(4)	We are currently seeking site plan approvals for approximately 113 sites for this property.

The Company also has 2,066 undeveloped acres that may be developed into approximately 8,300 sites. We have approximately 3,500 sites in various stages of the approval process that may be developed over the next 7 years. Due to the uncertainties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

In addition to the communities owned by the Company listed above, the Company’s joint venture with Nuveen Real Estate owns Sebring Square, a newly-developed all-age, manufactured home community located in Sebring, Florida, which was acquired in December 2021. This community contains 219 developed homesites situated on approximately 39 acres and is now open for presales. In addition, the Company’s joint venture owns Rum Runner, a newly-developed all-age, manufactured home community, also located in Sebring, Florida, which was acquired in December 2022. This community contains 144 developed homesites situated on approximately 20 acres.

Significant Properties

The Company operated manufactured home properties with an approximate cost of $1.4 billion as of December 31, 2022. These properties consist of 134 separate manufactured home communities (including one community acquired through the opportunity zone fund) and related improvements (excluding the Sebring Square and Rum Runner communities in Florida acquired in December 2021 and 2022, respectively, which are operated by the Company and owned by the Company’s joint venture with Nuveen Real Estate). No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Friendly Village (Ohio) with 824 developed sites, Woods Edge (Indiana) with 599 developed sites, Redbud Estates (Indiana) with 579 developed sites, Pikewood Manor (Ohio) with 492 developed sites, and Port Royal Village (Pennsylvania) with 476 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from 2023 to 2032, with a weighted average term of 5.1 years. Interest on these mortgages is payable at fixed rates ranging from 2.62% to 6.35%. The weighted average interest rate on our mortgages, not including the effect of unamortized debt issuance costs, was approximately 3.9% and 3.8% at both December 31, 2022 and 2021, respectively. The aggregate balances of these mortgages, net of unamortized debt issuance costs, totaled $508.9 million and $452.6 million at December 31, 2022 and 2021, respectively. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 7 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Joint Venture with Nuveen

In December 2021, the Company and Teachers Insurance and Annuity Association of America, through Nuveen Real Estate (its asset management division) (“Nuveen” or “Nuveen Real Estate”), established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines.  The terms of the joint venture are set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen.  The LLC Agreement provides for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years.   The LLC Agreement calls for committed capital to be funded 60% by Nuveen and 40% by the Company on a parity basis.  The Company serves as managing member of the joint venture and is responsible for day-to-day operations of the joint venture and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management and other fees from the joint venture.

In December 2021, the joint venture closed on the acquisition of Sebring Square, a newly developed all-age manufactured home community located in Sebring, Florida for a total purchase price of $22.2 million. The Sebring Square community contains 219 developed homesites situated on approximately 39 acres. Thereafter, in December 2022, the joint venture closed on the acquisition of Rum Runner, another newly developed all-age manufactured home community, also located in Sebring, Florida, for a total purchase price of $15.1 million. The Rum Runner community contains 144 developed homesites situated on approximately 20 acres.

The LLC Agreement between the Company and Nuveen provides that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, the joint venture will be the exclusive vehicle for the Company to acquire any manufactured housing communities and/or recreational vehicle communities that meet the joint venture’s investment guidelines.   These guidelines call for the joint venture to acquire manufactured housing and recreational vehicle communities that have been developed within the previous two years and are less than 20% occupied, are located in certain geographic markets, are projected to meet certain cash flow and internal rate of return targets, and satisfy certain other criteria.  The Company has agreed to offer Nuveen the opportunity to have the joint venture acquire any manufactured housing community or recreational vehicle community that meets these investment guidelines.   If Nuveen determines not to pursue or approve any such acquisition, the Company would be permitted to acquire the property outside the joint venture. Nuveen provided the Company with written waivers of the exclusivity provision of the LLC Agreement with regard to two property acquisitions that may have fit the investment guidelines of the joint venture, which permitted the Company to acquire them outside of the Nuveen joint venture. Except for investment opportunities that are offered to and declined by Nuveen, the Company is prohibited from developing, owning, operating or managing manufactured housing communities or recreational vehicle communities within a 10-mile radius of any community owned by the joint venture.  However, this restriction does not apply with respect to investments by the Company in existing communities operated by the Company.

The Company and Nuveen are continuing to seek opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio, consisting of the Sebring Square and Rum Runner communities. While the terms and conditions of such new joint venture entities have not been fully negotiated, it is expected that invested capital would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the existing joint venture, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis. References in this Annual Report to the Company’s joint venture with Nuveen are intended to refer to our ongoing relationship with Nuveen. For additional information about the Company’s joint venture with Nuveen Real Estate, see Note 5, “Investment in Joint Venture,” of the Notes to Consolidated Financial Statements.

Opportunity Zone Fund

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the MREIC merger, in our qualified opportunity zone fund, UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. (For additional information about the MREIC merger, see Note 4, “Marketable Securities,” of the Notes to Consolidated Financial Statements.) The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company acquired Mighty Oak, located in Albany, Georgia, through the OZ Fund, for approximately $3.7 million. For additional information about the Company’s opportunity zone fund, see Note 6, “Opportunity Zone Fund,” of the Notes to Consolidated Financial Statements.

Item 3 – Legal Proceedings

The Company is subject to claims and litigation in the ordinary course of business. For additional information about legal proceedings, see Part IV, Item 15(a)(1)(vi), Note 14, “Commitments, Contingencies and Legal Matters” of the Notes to Consolidated Financial Statements.

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock and its Series D Preferred Stock are traded on the New York Stock Exchange (“NYSE”), under the symbols “UMH” and “UMHPRD”, respectively. Effective February 9, 2022, the Company’s Common Stock also began trading on the Tel Aviv Stock Exchange.

Shareholder Information

As of February 17, 2023, there were 1,264 registered shareholders of the Company’s Common Stock based on the number of record owners. Because many shares of the Company’s Common Stock are held by brokers and other institutions on behalf of their clients, we believe there are considerably more beneficial holders of our Common Stock than record holders.

Dividends

During the year ended December 31, 2022, the Company paid quarterly cash dividends to holders of its Common Stock of $0.20 per share. On January 11, 2023, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.205 per share, representing an annualized dividend rate of $0.82 per share. The increase will be effective commencing with the payment to be made on March 15, 2023 to shareholders of record as of the close of business on February 15, 2023.

In order to maintain our qualification as a REIT, we are required, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and any net capital gain. In addition, we intend to distribute all or substantially all of our net income so that we will generally not be subject to U.S. federal income tax on our earnings.

In general, our Board of Directors makes decisions regarding payment of dividends on a quarterly basis. The Board considers many factors when making these decisions, including our present and future liquidity needs, our current and projected financial condition and results of operations. See Item 1A. Risk Factors in this Form 10-K for a description of factors that may affect our ability to pay dividends.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On January 12, 2022, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorized us to repurchase up to $25 million in the aggregate of the Company’s Common Stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases would be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did not require the Company to acquire any particular amount of Common Stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Although the Repurchase Program remains in effect, since January 1, 2022, the Company has not repurchased any shares of its Common Stock.

Comparative Stock Performance

The following line graph compares the total return of the Company’s Common Stock for the last five years to the FTSE NAREIT All REITs Index published by the National Association of Real Estate Investment Trusts (“NAREIT”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our Common Stock and in each of the indexes listed below on December 31, 2017 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not necessarily indicative of future stock performance.

250
200
150
100
50
0
Dollars
100
84
96
96
126
123
117
149
116
117
223
192
162
157
137
121
2017
2018
2019
2020
2021
2022
YEAR ENDED DECEMBER 31,
UMH PROPERTIES, INC.
FTSE NAREIT ALL REIT
S & P 500

Item 6 – Reserved

Not applicable.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2022 Accomplishments

During 2022, UMH made substantial progress on multiple fronts – generating solid operating results, achieving strong growth and improving our financial position. We have:

●	Increased Rental and Related Income by 7%;
●	Increased Community Net Operating Income (“NOI”) by 4%;
●	Increased our rental home portfolio by 392 homes from year end 2021 to approximately 9,100 total rental homes, representing an increase of 5% from yearend 2021;
●	Acquired seven communities containing 1,486 homesites for a total cost of $86.2 million;
●	Issued $102.7 million of 4.72% Series A Bonds due 2027 in an offering to investors in Israel, for total proceeds of $98.7 million, net of offering expenses;
●	Completed the addition of approximately 1,100 homes to our Fannie Mae credit facility, for total proceeds of approximately $25.6 million;
●	Financed four communities and approximately 250 rental homes within those communities for total proceeds of approximately $34.2 million;
●	Issued and sold approximately 5.0 million shares of Common Stock through an At-the-Market Sale Program at a weighted average price of $20.58 per share, generating gross proceeds of $102.6 million and net proceeds of $100.8 million, after offering expenses;
●	Issued and sold approximately 406,000 shares of Series D Preferred Stock through an At-the-Market Sale Program at a weighted average price of $22.90 per share, generating gross proceeds of $9.3 million and net proceeds of $9.1 million, after offering expenses;
●	Redeemed all 9.9 million issued and outstanding shares of our 6.75% Series C Preferred Stock for $247.1 million;
●	Invested $8.0 million in the UMH qualified opportunity zone fund to acquire, develop and redevelop manufactured housing communities located in Qualified Opportunity Zones;
●	Entered into a Second Amended and Restated Credit Agreement to expand available borrowings from $75 million to $100 million with a $400 million accordion feature, subject to certain conditions, and to extend the maturity date to November 7, 2026, with a one-year extension available at our option; and subsequent to year end, further expanded this line from $100 million to $180 million;
●	Subsequent to year end, acquired our first community in Georgia, containing 118 developed homesites, for a total cost of $3.7 million through our qualified opportunity zone fund;
●	Subsequent to year end, issued and sold approximately 1.9 million shares of Common Stock through an At-the-Market Sale Program at a weighted average price of $16.99 per share, generating gross proceeds of $32.7 million and net proceeds of $32.2 million, after offering expenses; and
●	Subsequent to year end, issued and sold approximately 640,000 shares of Series D Preferred Stock through an At-the-Market Sale Program at a weighted average price of $22.77 per share, generating gross proceeds of $14.6 million and net proceeds of $14.4 million, after offering expenses.

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

As of December 31, 2022, we owned and operated 134 manufactured home communities (including one community acquired through the opportunity zone fund) containing approximately 25,600 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions. During the year ended December 31, 2022, we purchased seven communities located in Alabama, Michigan, New Jersey, Ohio, Pennsylvania and South Carolina, for an aggregate purchase price of $86.2 million. These acquisitions added approximately 1,486 developed homesites to our portfolio. Since January 1, 2023, we have acquired one additional community, located in Georgia and containing 118 developed homesites, through our opportunity zone fund. The Company also operates two communities in Florida owned by the Company’s joint venture with Nuveen that was formed in December 2021.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales and revenue under cable service agreements as well as from appreciation in the values of the manufactured home communities and vacant land owned by the Company. In addition, the Company receives property management and other fees from its joint venture with Nuveen and from its opportunity zone fund. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. The Company also invests in equity securities of other REITs which the Company generally limits to no more than approximately 15% of its undepreciated assets. As of December 31, 2022, the securities portfolio represented 2.5% of undepreciated assets.

Occupancy in our properties, as well as our ability to increase rental rates, directly affects revenues. In 2022, total income increased 5% from the prior year due to the acquisition and rental programs, rent increases and the growth of our sales business. Community NOI (as defined below) increased 4% from the prior year. Overall occupancy was 84.6% and 86.0% at December 31, 2022 and 2021, respectively. Overall occupancy includes communities acquired in 2022 with an average occupancy of 66%. Same property occupancy, which includes communities owned and operated as of January 1, 2021, was 86.6% and 86.8% as of December 31, 2022 and 2021, respectively. (Unless expressly indicated, information in this report with respect to the Company’s properties, including financial and operating results for the year ended December 31, 2022, does not include the properties owned by the Company’s joint venture with Nuveen.)

Demand for quality affordable housing remains healthy. Conventional single-family home prices continue their rise supported by low inventories and increasing sales. As for-sale inventory remains limited, a large share of housing demand will be looking at alternative forms of housing. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. During 2022, our portfolio of rental homes increased by 392 homes. Occupied rental homes represent approximately 39.2% of total occupied sites. Occupancy in rental homes continues to be strong and is at 93.3% as of December 31, 2022. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

The Company holds a portfolio of marketable equity securities of other REITs with a fair value of $42.2 million as of December 31, 2022, representing 2.5% of our undepreciated assets (total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional diversification, liquidity and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available. As of December 31, 2022, 2% of the Company’s portfolio consisted of REIT preferred stocks and 98% consisted of REIT common stocks.

The Company invests in these REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. The Company’s weighted average yield on the securities portfolio was approximately 7.1% at December 31, 2022. At December 31, 2022, the Company had unrealized losses of $36.1 million in its REIT securities portfolio. During 2022, the Company sold positions in securities, generating a net realized gain of $6.4 million.

The Company continues to strengthen its balance sheet. During the year ended December 31, 2022, through an At-the-Market Sale Program for our Common Stock that was established in March 2022 (the “2022 Common ATM Program”) and a prior At-the-Market Sale Program established in 2021, the Company issued and sold a total of 5.0 million shares of our Common Stock, generating gross proceeds of $102.6 million and net proceeds of $100.8 million, after offering expenses. Additionally, the Company raised approximately $7.8 million in new capital through the Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

During the year ended December 31, 2022, through an At-the-Market Sale Program for our Preferred Stock originally established in 2020 (the “2020 Preferred ATM Program”), the Company issued and sold a total of approximately 406,000 shares of our Series D Preferred Stock, generating gross proceeds of $9.3 million and net proceeds of $9.1 million, after offering expenses.

During the year ended December 31, 2022, the Company also issued $102.7 million of its new 4.72% Series A Bonds due 2027 in an offering to investors in Israel and received $98.7 million in net proceeds, after offering expenses.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common and preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

On December 31, 2022, the Company had approximately $29.8 million in cash and cash equivalents and $25 million available on our credit facility, with an additional $400 million potentially available pursuant to an accordion feature. We also had $19.4 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory and $14.9 million available on our line of credit secured by rental homes and rental homes leases.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then making physical improvements, including adding rental homes onto otherwise vacant sites. In 2021 and 2022, we added a total of ten manufactured home communities to our portfolio, encompassing approximately 2,029 developed sites. These manufactured home communities were acquired with an average occupancy rate of 64%. The Company will utilize the rental home program to seek to increase occupancy rates and improve operating results at these communities. As part of this plan, we intend to seek opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones. In addition, on behalf of our recently-formed joint venture with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. There is no guarantee that acquisition opportunities will continue to materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of the joint venture depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company’s lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions in 2022 and 2021

The following table lists the property acquisitions completed by the Company during the years ended December 31, 2022 and 2021:

Community	Date of Acquisition	State	Number of Sites	Purchase Price (in thousands)	Number of Acres	Occupancy at Acquisition

Acquisitions in 2022

Center Manor	March 31, 2022	PA	96	$5,800	18	83%
Mandell Trails	May 3, 2022	PA	132	7,375	69	70%
La Vista Estates	May 25, 2022	AL	139	3,878	36	6%
Hidden Creek	July 14, 2022	MI	351	22,000	88	63%
Garden View	August 10, 2022	SC	187	5,200	39	42%
Fohl Village	November 22, 2022	OH	321	19,070	170	77%
Oak Tree	December 15, 2022	NJ	260	22,900	41	98%

Total 2022			1,486	$86,223	461	66%

Acquisitions in 2021

Deer Run	January 8, 2021	AL	195	$4,555	33	37%
Iris Winds	January 21, 2021	SC	142	3,445	24	49%
Bayshore Estates	June 1, 2021	OH	206	10,300	56	86%

Total 2021			543	$18,300	113	59%

In addition to the acquisitions shown above, in November 2022, we acquired vacant land in Honeybrook, Pennsylvania (near two of our existing communities) with approvals for the future development of a manufactured home community containing approximately 113 sites.

In addition, on December 22, 2021, the Company’s joint venture with Nuveen closed on the acquisition of Sebring Square, a newly developed all-age, manufactured home community located in Sebring, Florida, for a total purchase price of $22.2 million. This community contains 219 developed homesites situated on approximately 39 acres. On December 23, 2022, the joint venture closed on the acquisition of Rum Runner, a newly developed all-age, manufactured home community also located in Sebring, Florida, for a total purchase price of $15.1 million. This community contains 144 developed homesites situated on approximately 20 acres.

Results of Operations

2022 vs. 2021

Rental and related income increased from $159.0 million for the year ended December 31, 2021 to $170.4 million for the year ended December 31, 2022, or 7%. This increase was due to the acquisitions during 2021 and 2022, as well as an increase in rental rates and additional rental homes. During 2022, the Company raised rental rates by 4% to 5% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy was 84.6% and 86.0% at December 31, 2022 and 2021, respectively. Overall occupancy includes communities acquired in 2022 and 2021, which had an average occupancy of 66% and 59%, respectively, at the time of acquisition. Demand for rental homes continues to be strong. As of December 31, 2022, we had approximately 9,100 rental homes with an occupancy rate of 93.3%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates.

Community operating expenses increased from $68.0 million for the year ended December 31, 2021 to $75.7 million for the year ended December 31, 2022, or 11%. This increase was primarily due to new acquisitions, and increases in waste removal, tree removal, water and sewer, insurance, real estate taxes, travel and payroll and personnel costs.

Community NOI increased from $91.0 million for the year ended December 31, 2021 to $94.8 million for the year ended December 31, 2022, or 4%. This increase was primarily due to the acquisitions during 2021 and 2022 and an increase in rental rates and rental homes. The operating expense ratio (defined as community operating expenses divided by rental and related income) was 42.8% in 2021 compared to 44.4% for 2022. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. In addition, expansions of our communities may require investments in infrastructure before we can generate revenue from additional sites. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenues and income from continuing operations.

Sales of manufactured homes decreased from $27.1 million for the year ended December 31, 2021 to $25.3 million for the year ended December 31, 2022, or 6%. The total number of homes sold in 2022 was 301 homes as compared to 370 homes in 2021. There were 144 new homes sold in 2022 as compared to 182 in 2021. The Company’s average sales price was approximately $84,000 and $73,000 for the years ended December 31, 2022 and 2021, respectively. Cost of sales of manufactured homes decreased from $20.1 million for the year ended December 31, 2021 to $17.6 million for the year ended December 31, 2022, or 13%. The gross profit percentage was 31% and 26% for 2022 and 2021, respectively. Selling expenses increased from $4.8 million for the year ended December 31, 2021 to $5.3 million for the year ended December 31, 2022, or 10%. Gain from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to a gain of $2.0 million for the year ended December 31, 2022 and 2021, respectively. Many of the costs associated with sales, such as rent, salaries, and to an extent, advertising and promotion, are fixed. Home prices have continued their rise as fewer sellers are listing homes and inventories decline. With the passage of time, the inherent relative affordability of our property type becomes more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new revenue and represent an investment in the upgrading of our communities.

General and administrative expenses increased from $14.1 million for the year ended December 31, 2021 to $19.0 million for the year ended December 31, 2022, or 35%. These increases were mainly due to non-recurring expenses relating to the cost of previously issued special restricted stock grants for the groundbreaking Fannie Mae financing completed in 2020, expenses for the joint venture with Nuveen, the opportunity zone fund, the issuance of the Series A Bonds, early extinguishment of debt and other legal expenses. These non-recurring expenses totaled $3.5 million for the year ended December 31, 2022, compared to $2.0 million for the year ended December 31, 2021. General and administrative expenses also increased due to an increase in personnel costs, stock-based compensation and travel. General and administrative expenses, excluding non-recurring expenses, as a percentage of gross revenue (total income plus interest, dividend and other income) was 7.6% and 6.2% at December 31, 2022 and 2021, respectively.

Depreciation expense increased from $45.1 million for the year ended December 31, 2021 to $48.8 million for the year ended December 31, 2022, or 8%. This increase was primarily due to the acquisitions and the increase in rental homes during 2022 and 2021.

Interest income increased from $3.4 million for the year ended December 31, 2021 to $4.1 million for the year ended December 31, 2022, or 22%. This increase was primarily due to an increase in the average balance of notes receivable from $48.6 million for the year ended December 31, 2021 to $58.6 million for the year ended December 31, 2022.

Dividend income decreased from $5.1 million for the year ended December 31, 2021 to $2.9 million for the year ended December 31, 2022, or 43%. This decrease was primarily due to reduced dividends from the reduction of our securities holdings. Dividends received from our marketable securities investments were at a weighted average yield of approximately 7.1% and 4.4% as of December 31, 2022 and 2021, respectively.

The Company recognized a net gain on sales of marketable securities of $6.4 million for the year ended December 31, 2022, mainly as a result of the cash consideration received in the MREIC merger, partially offset by a loss on sale of other marketable securities. The Company recognized a gain on sales of marketable securities of $2.3 million for the year ended December 31, 2021. Increase (decrease) in fair value of marketable securities decreased from an increase of $25.1 million for the year ended December 31, 2021 to a decrease of $21.8 million for the year ended December 31, 2022. As of December 31, 2022, the Company had total net unrealized losses of $36.1 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased from $19.2 million for the year ended December 31, 2021 to $26.4 million for the year ended December 31, 2022, or 38%. This increase was mainly due to interest on the Series A Bonds, an increase in loans payable and an increase in interest rates.

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

Dividend income decreased from $5.7 million for the year ended December 31, 2020 to $5.1 million for the year ended December 31, 2021, or 11%. This decrease was primarily due to reduced dividends from our securities holdings. Dividends received from our marketable securities investments were at a weighted average yield of approximately 4.4% and 4.7% as of December 31, 2021 and 2020, respectively.

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

The Company’s Community NOI is calculated as follows (in thousands):

	2022	2021	2020

Rental and Related Income	$170,434	$159,034	$143,344
Community Operating Expenses	(75,660)	(68,046)	(63,175)

Community NOI	$94,774	$90,988	$80,169

We assess and measure our overall operating results based upon FFO, an industry performance measure which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by NAREIT, represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the U.S. (“U.S. GAAP”), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, the change in the fair value of marketable securities, and the gain or loss on the sale of marketable securities plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of NAREIT FFO to make an election to include or exclude gains and losses on the sale of these assets, such as marketable equity securities, and include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude the change in the fair value of marketable securities from our FFO calculation. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”), as FFO, excluding certain one-time charges. FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and Normalized FFO and, accordingly, our FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

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

The Company’s FFO and Normalized FFO attributable to common shareholders are calculated as follows (in thousands except footnotes):

	2022	2021	2020

Net Income (Loss) Attributable to Common Shareholders	$(36,265)	$21,249	$(29,759)
Depreciation Expense	48,769	45,124	41,707
Depreciation Expense from Unconsolidated Joint Venture	371	-0-	-0-
Loss on Sales of Investment Property and Equipment	169	170	216
(Increase) Decrease in Fair Value of Marketable Securities	21,839	(25,052)	14,119
Gain on Sales of Marketable Securities, net	(6,394)	(2,342)	-0-
FFO Attributable to Common Shareholders	28,489	39,149	26,283

Adjustments:
Redemption of Preferred Stock (1)	12,916	-0-	2,871
Amortization(2)	1,956	-0-	-0-
Non-Recurring Other Expense (3)	3,479	1,995	-0-
Normalized FFO Attributable to Common Shareholders	$46,840	$41,144	$29,154

(1)	Primarily consists of redemption charges related to the original issuance costs ($8,190 and $2,871 in 2022 and 2020, respectively) and the carrying costs of excess cash ($4,726) in 2022 from the beginning of the year through the redemption date.
(2)	Due to the change in sources of capital, this non-cash expense is expected to become more significant and is therefore included as an adjustment to Normalized FFO for the year ended December 31, 2022. Had a similar adjustment been made in prior years, Normalized FFO Attributable to Common Shareholders would have been $42,145 and $30,181 for the years ended December 31, 2021 and 2020, respectively.
(3)	Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($1,724) and non-recurring expenses for the joint venture with Nuveen ($264), early extinguishment of debt ($320), one-time legal fees ($197), fees related to the establishment of the OZ Fund ($954), and costs associated with acquisition not completed ($20) in 2022. Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($1,824) and non-recurring expenses for the joint venture ($171) in 2021.

Liquidity and Capital Resources

The Company operates as a REIT deriving its income primarily from real estate rental operations. The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings or lines of credit, proceeds from the DRIP and access to the capital markets. In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. Specifically, the Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, finance and refinance its properties, and/or raise capital through the DRIP and capital markets. In order to provide financial flexibility to opportunistically access the capital markets, the Company implemented its 2022 Common ATM Program. The 2022 Common ATM Program allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents. During 2022, the Company also maintained its 2020 Preferred ATM Program which allowed the Company to offer and sell shares of the Company’s Series D Preferred Stock, having an aggregate sales price of up to $100 million from time to time. All shares of Series D Preferred Stock available for sale under the 2020 Preferred ATM Program have been sold and accordingly, subsequent to year end, the Company established a new 2023 Preferred ATM Program under which the Company may sell additional shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. As part of this plan, we intend to seek opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones. In addition, on behalf of our joint venture with Nuveen, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of our joint venture depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

The Company continues to strengthen its capital and liquidity positions and maintains financial flexibility. During the year ended December 31, 2022, the Company issued and sold 5.0 million shares of Common Stock through our Common ATM Programs at a weighted average price of $20.58 per share, generating gross proceeds of $102.6 million and net proceeds of $100.8 million, after offering expenses.

Through our 2020 Preferred ATM Program, the Company issued and sold a total of 406,000 shares of our Series D Preferred Stock generating gross proceeds of $9.3 million and net proceeds after offering expenses of $9.1 million during the year ended December 31, 2022.

As of December 31, 2022, $55.4 million of Common Stock remained available for sale under the 2022 Common ATM Program and $2.9 million in shares of Series D Preferred Stock remained available for sale under the 2020 Preferred ATM Program. Subsequent to year end, the Company issued and sold 1.9 million shares of Common Stock under the 2022 Common ATM Program for gross proceeds of $32.7 million. Subsequent to year end, the Company issued and sold a total of 640,000 shares of Preferred Stock under the 2020 Preferred ATM Program and the 2023 Preferred ATM Program for gross proceeds of $14.6 million.

During 2022, the Company also issued $102.7 million of its new 4.72% Series A Bonds due in 2027 in an offering to investors in Israel and received $98.7 million in net proceeds, after offering expenses.

In addition, the Company has a DRIP in which participants can purchase original issue shares of Common Stock from the Company at a price of approximately 95% of market. During 2022, amounts received under the DRIP, including dividends reinvested of $2.8 million, totaled $7.8 million. The Company issued a total of 430,000 shares under the DRIP during 2022.

The Company also has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $20 million revolving line of credit for the financing of homes, of which $10 million was utilized at December 31, 2022, revolving credit facilities totaling $73.5 million to finance inventory purchases, of which $64.1 million was utilized at December 31, 2022 and $14.9 million available on our line of credit secured by rental homes and rental homes leases.

As of December 31, 2022, the Company had $29.8 million of cash and cash equivalents and marketable securities of $42.2 million. The Company owned 134 communities (including one community acquired through the opportunity zone fund) of which 36 are unencumbered. The Company’s marketable securities and non-mortgaged properties provide us with additional liquidity. As of December 31, 2022, the Company also held a 40% equity interest in its joint venture with Nuveen Real Estate, which owns two newly developed communities that are unencumbered. The Company believes that cash on hand, funds generated from operations, the DRIP and capital markets, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2022, total investment property, including rental homes, increased 15% or $186.5 million. The Company made acquisitions of seven manufactured home communities totaling 1,486 developed sites at an aggregate purchase price of $86.2 million. These acquisitions were funded by the use of our unsecured credit facility, in addition to mortgages. See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 7 of the Notes to Consolidated Financial Statements for related debt transactions. In addition, in December 2022, the Company’s joint venture with Nuveen Real Estate acquired one newly-developed community in Florida containing 144 developed homesites, for a total purchase price of $15.1 million, 40% of which was funded by the Company. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions (including the Company’s 40% share of acquisition costs that may be incurred by the joint venture with Nuveen Real Estate) may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of debt, Common Stock or Preferred Stock, including under the Common ATM Program or the Preferred ATM Program. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company owned approximately 9,100 rental homes, or approximately 36% of our total homesites as of December 31, 2022. During 2022, our rental home portfolio increased by 392 homes or $39.4 million. The Company markets these rental homes for sale to existing residents. The Company estimates that in 2023 it will order approximately 700-800 manufactured homes to use as rental units at its properties for a total cost, including setup, of approximately $60 million. Rental home rates on new homes range from approximately $650-$1,500 per month, including lot rent, depending on size, location and market conditions. During 2022, the Company also invested approximately $42 million in other improvements to its communities.

Additionally, the Company has investments in marketable equity securities of other REITs. The REIT securities portfolio provides the Company with additional liquidity and income and serves as a proxy for real estate when more favorable risk adjusted returns are not available. The Company generally limits its marketable securities investments to no more than approximately 15% of its undepreciated assets. During 2022, the securities portfolio decreased 63% or $71.6 million primarily due to sales, including as a result of the MREIC merger, with a cost basis of $49.8 million, as well as a net decrease in the fair value of $21.8 million. The Company also earned dividend income of $2.9 million. The Company from time to time may purchase these securities on margin when there is an adequate yield spread.

The following table summarizes cash flow activity for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020

Net Cash (Used in) Provided by Operating Activities	$(7,983)	$65,163	$66,839
Net Cash Used in Investing Activities	(124,121)	(94,364)	(103,770)
Net Cash Provided by Financing Activities	47,954	125,634	46,528
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(84,150)	$96,433	$9,597

Net cash (used in) provided by operating activities decreased by $73.1 million in 2022 primarily due to an increase in inventory. Net cash provided by operating activities remained relatively stable in 2021.

Net cash used in investing activities increased by $29.8 million in 2022, primarily due to the purchase of manufactured home communities and investment property and equipment, partially offset by the proceeds from sales of marketable securities. Net cash used in investing activities decreased by $9.4 million in 2021, primarily due to a decrease in acquisitions of manufactured homes and the proceeds from sales of marketable securities offset by the increase in purchase of manufactured home communities and investment in the joint venture.

Net cash provided by financing activities decreased by $77.6 million in 2022 to $48.0 million. The Company obtained new debt financing through mortgages, short term borrowings and the issuance of our Series A Bonds totaling $260.4 million, net of principal repayments and financing costs. The Company issued and sold 5.0 million shares of its Common Stock during 2022 through the Common ATM Programs, raising net proceeds of approximately $100.8 million. The Company also received $7.8 million, including dividends reinvested, through the DRIP. In addition, the Company issued and sold 406,000 shares of its Series D Preferred Stock during 2022 through the 2020 Preferred ATM Program, raising net proceeds of approximately $9.1 million. During 2022, the Company redeemed all 9.9 million issued and outstanding shares of its 6.75% Series C Preferred Stock for $247.1 million. During 2022, the Company distributed to our common shareholders a total of $43.4 million, including dividends reinvested. In addition, the Company also paid $24.6 million in preferred dividends during 2022.

Net cash provided by financing activities increased by $79.1 million in 2021 to $125.6 million. The Company received $9.8 million, including dividends reinvested, through the DRIP. In addition, the Company issued and sold 2.2 million shares of its Series D Preferred Stock during 2021 through the 2020 Preferred ATM Program, raising net proceeds of approximately $53.2 million. The Company also issued and sold 8.2 million shares of its Common Stock during 2021 through its Common ATM Programs, raising net proceeds of approximately $179.1 million. During 2021, the Company had principal repayments and financing costs on debt totaling $260.4 million, net of new mortgage financing. During 2021, the Company distributed to our common shareholders a total of $35.0 million, including dividends reinvested. In addition, the Company also paid $29.8 million in preferred dividends during 2021.

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

Cash flows used for capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions and rental home purchases, the Company is budgeting approximately $16 million in capital improvements for 2023.

The Company’s significant commitments and contractual obligations relate to its mortgages, loans payable and other indebtedness, acquisitions of manufactured home communities, retirement benefits, and the lease on its corporate offices as described in Note 10 to the Consolidated Financial Statements.

The Company has 2,066 acres of undeveloped land which it could develop in the future. The Company continues to analyze the best use of its vacant land.

As of December 31, 2022, the Company had total assets of $1.3 billion and total liabilities of $793.4 million. Our net debt (net of cash and cash equivalents) to total market capitalization as of December 31, 2022 and 2021 was approximately 38% and 16%, respectively. Our net debt, less securities (net of cash and cash equivalents and marketable securities) to total market capitalization as of December 31, 2022 and 2021 was approximately 36% and 11%, respectively.

The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Contractual Obligations

The Company has an investment in its joint venture with Nuveen Real Estate which is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions for the joint venture. The terms of the joint venture require the Company to fund 40% of the total capital contributions made by the members to the joint venture. See Item 2 – “Properties-Joint Venture with Nuveen” and “Note 5, “Investment in Joint Venture,” of the Notes to Consolidated Financial Statements for additional information.

Our other primary contractual obligations relate to our loans and mortgages payable and other indebtedness, our operating lease obligations and our obligations regarding the financing of our home sales. See Note 2 “Summary of Significant Accounting Policies”, Note 7 “Loans and Mortgages Payable”, Note 10 “Related Party Transactions and Other Matters” and Note 14 “Commitments, Contingencies and Legal Matters” of the Notes to Consolidated Financial Statements for additional information.

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

Collections are consistent with pre-pandemic levels and we have collected 96% of January 2023 site and home rent as of today’s date. Some of our residents benefitted from the federal government’s funding of the Emergency Rental Assistance Programs that were enacted in each state.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2021 and 2022 should be accounted for as acquisitions of assets. As such, transaction costs, primarily consisting of broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. Prior to the adoption of ASU 2017-01, the Company’s acquisitions were considered an acquisition of a business and therefore, the acquisition costs were expensed.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were exposed to risks associated with adverse changes in market prices and interest rates. The Company’s principal market risk exposure is interest rate risk. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control contribute to interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which may include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

The following table sets forth information as of December 31, 2022, concerning the Company’s mortgages and loans payable, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value (in thousands).

	Mortgages Payable			Loans Payable
		Weighted Average			Weighted Average
	Carrying Value	Interest Rate		Carrying Value	Interest Rate

2023	$58,793	3.82%		$79,226	7.60%
2024	-0-	-0-%		-0-	-0-%
2025	122,260	3.98%		-0-	-0-%
2026	38,294	4.04%		75,000	5.88%
2027	39,927	4.28%		-0-	-0-%
Thereafter	254,435	7.03%		-0-	-0-%
Total	$513,709	3.93	%(1)	$154,226	6.76	%(1)
Estimated Fair Value	$503,487			$154,226

(1)	Weighted average interest rate, not including the effect of unamortized debt issuance costs. The weighted average interest rate, including the effect of unamortized debt issuance costs, at December 31, 2022 was 3.97% for mortgages payable and 6.79% for loans payable.

All mortgage loans are at fixed rates. The Company has approximately $154.2 million in variable rate loans payable. If short-term interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $1.5 million.

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

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2022 and 2021.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2022.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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

February 28, 2023
New York, New York

(c) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – Other Information

None.

Item 9C – Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption “Information about our Executive Officers” in Part I hereof, in accordance with General Instruction G(3) to Form 10-K.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 127)	63-64

	(ii)	Consolidated Balance Sheets as of December 31, 2022 and 2021	65-66

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2022, 2021 and 2020	67

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020	68-69

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	70

	(vi)	Notes to Consolidated Financial Statements	71-101

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022	102-111

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3)	The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

Exhibit No.	Description

3.12	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

3.13	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2016, Registration No. 001-12690).

3.14	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2017, Registration No. 001-12690).

3.15	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.16	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.17	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

3.18	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.19	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.20	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.21	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).
3.22	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 18, 2020, Registration No. 001-12690).

3.23	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 16, 2020, Registration No. 001-12690).
3.24	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 10, 2023, Registration No. 001-12690).

Exhibit No		Description

3.25		Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate of Common Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series D Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

4.3		Deed of Trust for the 4.72% Series A Bonds due 2027 between UMH Properties, Inc. and Reznik Paz Nevo Trusts Ltd., as trustee, dated as of January 31, 2022 (incorporated by reference to Exhibit 4.4 to the Form 10-K as filed by the Registrant with the Securities and Exchange Commission on February 24, 2022, Registration No. 001-12690).

4.4	*	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5	+	Amended and Restated Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.6	+	Amended and Restated Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

Exhibit No		Description

10.7	+	Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Craig Koster (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.8	+	Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Brett Taft (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.9	+	Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.10	+	UMH Properties, Inc. Amended and Restated 2013 Incentive Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on April 16, 2021, Registration No. 001-12690).

10.11		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on June 17, 2019, Registration No. 333-232162).

10.12

Equity Distribution Agreement by and between UMH Properties, Inc. and BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading LLC, and Janney Montgomery Scott LLC, (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 7, 2022, Registration No. 001-12690).

10.13		Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent, dated as of November 7, 2022 (incorporated by reference to the Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on November 8, 2022, Registration No. 001-12690).

10.14	*	First Amendment to Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent, dated as of February 24, 2023.

10.15		At-the-Market Sales Agreement by and between UMH Properties, Inc. and B. Riley Securities, Inc. (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 11, 2023, Registration No. 001-12690).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)		Interactive Data File

	++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

Exhibit No		Description

101.SCH	++	Inline XBRL Taxonomy Extension Schema Document
101.CAL	++	Inline XBRL Taxonomy Extension Calculation Document
101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF 104	++ ++	Inline XBRL Taxonomy Extension Definition Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)
*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++		Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

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
ANNA T. CHEW
Executive Vice President, Chief Financial Officer, Treasurer
and Director (Principal Financial and Accounting Officer)

Dated: February 28, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/Eugene W. Landy	Chairman of the Board	February 28, 2023
EUGENE W. LANDY

/s/Samuel A. Landy	President, Chief Executive Officer and Director	February 28, 2023
SAMUEL A. LANDY

/s/Anna T. Chew	Executive Vice President, Chief Financial Officer,	February 28, 2023
ANNA T. CHEW	Treasurer and Director

/s/Amy Butewicz	Director	February 28, 2023
AMY BUTEWICZ

/s/Jeffrey A. Carus	Director	February 28, 2023
JEFFREY A. CARUS

/s/Kiernan Conway	Director	February 28, 2023
KIERNAN CONWAY

/s/Matthew Hirsch	Director	February 28, 2023
MATTHEW HIRSCH

/s/Michael P. Landy	Director	February 28, 2023
MICHAEL P. LANDY

/s/Stuart Levy	Director	February 28, 2023
STUART LEVY

/s/William Mitchell	Director	February 28, 2023
WILLIAM MITCHELL

/s/Angela D. Pruitt-Marriott	Director	February 28, 2023
ANGELA PRUITT

/s/Kenneth K. Quigley, Jr.	Director	February 28, 2023
KENNETH K. QUIGLEY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMH Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2023, expressed an unqualified opinion.

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

Acquisition of Manufactured Home Communities

The Company’s strategy includes growth by acquisition. As described in note 1 to the consolidated financial statements, the Company evaluates acquisitions to determine whether the acquisition should be classified as either an asset acquisition or business combination. For asset acquisitions, the Company allocates the purchase price of these manufactured home communities on a relative fair value basis and capitalizes direct acquisition related costs as part of the purchase price. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2022 should be accounted for as acquisitions of assets. During the year ended December 31, 2022, the Company acquired seven manufactured home communities for total consideration of approximately $87 million. The cost of the acquisitions is approximately 8.25% of total net investment property and equipment as of December 31, 2022. We identified the evaluation of the measurement of the fair values used in purchase price allocation of manufactured home communities as a critical audit matter.

The principal consideration for our determination that the evaluation of the measurement of the fair value used in the purchase price allocation of manufactured home communities was a critical audit matter was that it involves a high degree of subjectivity in evaluating the reasonableness of management’s estimates and the assumptions used in those estimates, related to the recognition and measurement of assets acquired.

Our audit procedures related to evaluating the fair values used in the purchase price allocation of manufactured home community acquisition included the following. We obtained an understanding and tested the design and operating effectiveness of relevant controls relating to accounting for acquisitions, such as controls over the evaluation of the accounting treatment and the recognition and measurement of assets acquired, liabilities assumed, and consideration paid. For each acquisition, we obtained purchase price allocation information from management, along with relevant supporting documentation such as the executed purchase agreement, in order to corroborate our understanding of the substance of the acquisition as well as assess the completeness of the assets acquired and liabilities assumed. We assessed whether (1) the values assigned to the tangible assets appeared reasonable based on a cost or market approach for similar properties in each geographic area, (2) intangible assets, if any, were properly considered, identified and valued, and (3) the significant assumptions used in valuing the assets and liabilities were reasonable. Our overall assessment of the amounts reported and disclosed in the consolidated financial statements included consideration of whether such information was consistent with evidence obtained in other areas of the audit.

/s/ PKF O’Connor Davies, LLP

February 28, 2023

New York, New York

We have served as the Company’s auditor since 2008.

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 and 2021

(in thousands except per share amounts)

	2022	2021

-ASSETS-
Investment Property and Equipment
Land	$86,619	$74,963
Site and Land Improvements	846,218	716,211
Buildings and Improvements	35,933	30,450
Rental Homes and Accessories	422,818	383,467
Total Investment Property	1,391,588	1,205,091
Equipment and Vehicles	26,721	24,437
Total Investment Property and Equipment	1,418,309	1,229,528
Accumulated Depreciation	(363,098)	(316,073)
Net Investment Property and Equipment	1,055,211	913,455

Other Assets
Cash and Cash Equivalents	29,785	116,175
Marketable Securities at Fair Value	42,178	113,748
Inventory of Manufactured Homes	88,468	23,659
Notes and Other Receivables, net	67,271	55,359
Prepaid Expenses and Other Assets	20,011	17,135
Land Development Costs	23,250	22,352
Investment in Joint Venture	18,422	8,937
Total Other Assets	289,385	357,365

TOTAL ASSETS	$1,344,596	$1,270,820

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2022 and 2021

(in thousands except per share amounts)

	2022	2021

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$508,938	$452,567

Other Liabilities:
Accounts Payable	6,387	4,274
Loans Payable, net of unamortized debt issuance costs	153,531	46,757
Series A Bonds, net of unamortized debt issuance costs	99,207	0
Accrued Liabilities and Deposits	16,852	17,162
Tenant Security Deposits	8,485	7,920
Total Other Liabilities	284,462	76,113
Total Liabilities	793,400	528,680

Commitments and Contingencies

Shareholders’ Equity:
Series C – 6.75% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 3,866 and 13,750 shares authorized as of December 31, 2022 and 2021, respectively; 9,884 shares issued and outstanding as of December 31, 2021	0	247,100
Series D – 6.375% Cumulative Redeemable Preferred Stock, par value $0.10 per share, 9,300 shares authorized; 9,015 and 8,609 shares issued and outstanding as of December 31, 2022 and 2021, respectively	225,379	215,219
Common Stock - $0.10 par value per share, 154,048 and 144,164 shares authorized as of December 31, 2022 and 2021, respectively; 57,595 and 51,651 shares issued and outstanding as of December 31, 2022 and 2021, respectively	5,760	5,165
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and 2021	0	0
Additional Paid-In Capital	343,189	300,020
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	548,964	742,140
Non-Controlling Interest in Consolidated Subsidiaries	2,232	0
Total Shareholders’ Equity	551,196	742,140

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,344,596	$1,270,820

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

(in thousands)

	2022	2021	2020

INCOME:
Rental and Related Income	$170,434	$159,034	$143,344
Sales of Manufactured Homes	25,342	27,089	20,265

Total Income	195,776	186,123	163,609

EXPENSES:
Community Operating Expenses	75,660	68,046	63,175
Cost of Sales of Manufactured Homes	17,562	20,091	14,417
Selling Expenses	5,282	4,807	4,941
General and Administrative Expenses	18,979	14,095	11,056
Depreciation Expense	48,769	45,124	41,707

Total Expenses	166,252	152,163	135,296

OTHER INCOME (EXPENSE):
Interest Income	4,085	3,362	2,917
Dividend Income	2,903	5,098	5,729
Gain on Sales of Marketable Securities, net	6,394	2,342	0
Increase (Decrease) in Fair Value of Marketable Securities	(21,839)	25,052	(14,119)
Other Income	1,240	626	718
Loss on Investment in Joint Venture	(671)	(24)	0
Interest Expense	(26,439)	(19,158)	(18,287)

Total Other Income (Expense)	(34,327)	17,298	(23,042)

Income (Loss) Before Loss on Sales of Investment Property and Equipment	(4,803)	51,258	5,271
Loss on Sales of Investment Property and Equipment	(169)	(170)	(216)

Net Income (Loss)	(4,972)	51,088	5,055

Preferred Dividends	(23,221)	(29,839)	(31,943)
Redemption of Preferred Stock	(8,190)	0	(2,871)
Loss Attributable to Non-Controlling Interest	118	0	0

Net Income (Loss) Attributable to Common Shareholders	$(36,265)	$21,249	$(29,759)

Net Income (Loss) Attributable to Common Shareholders Per Share
Basic	$(0.67)	$0.46	$(0.72)
Diluted	$(0.67)	$0.45	$(0.72)

Weighted Average Common Shares Outstanding:
Basic	54,389	46,332	41,395
Diluted	54,389	47,432	41,395

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series B	Series C

Balance December 31, 2019	41,130	$4,113	$95,030	$243,750

Common Stock Issued with the DRIP	720	72	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	46	5	0	0
Common Stock Issued through Stock Options	63	6	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	135	13	0	0
Repurchase of Common Stock	(174)	(17)	0	0
Repurchase of Preferred Stock	0	0	(13)	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	3,350
Redemption of Preferred Stock	0	0	(95,017)	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance December 31, 2020	41,920	4,192	0	247,100

Common Stock Issued with the DRIP	503	50	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	297	30	0	0
Common Stock Issued through Stock Options	710	71	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	8,221	822	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance December 31, 2021	51,651	5,165	0	247,100

Common Stock Issued with the DRIP	430	44	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	124	12	0	0
Common Stock Issued through Stock Options	404	40	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	4,986	499	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	0
Redemption of Preferred Stock	0	0	0	(247,100)
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Investment from Non-Controlling Interest	0	0	0	0
Net Loss	0	0	0	0

Balance December 31, 2022	57,595	$5,760	$0	$0

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

(in thousands)

	Preferred Stock	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Series D	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2019	$66,268	$162,542	$(25,364)	$0	$546,339

Common Stock Issued with the DRIP	0	9,082	0	0	9,154
Common Stock Issued through Restricted/ Unrestricted Stock Awards	0	(5)	0	0	0
Common Stock Issued through Stock Options	0	653	0	0	659
Common Stock Issued in connection with At-The-Market Offerings, net	0	1,730	0	0	1,743
Repurchase of Common Stock	0	(1,813)	0	0	(1,830)
Repurchase of Preferred Stock	0	1	0	0	(12)
Preferred Stock Issued in connection with At-The-Market Offerings, net	94,586	(1,795)	0	0	96,141
Redemption of Preferred Stock	0	2,871	(2,871)	0	(95,017)
Distributions	0	(59,567)	(2,184)	0	(61,751)
Stock Compensation Expense	0	1,327	0	0	1,327
Net Income	0	0	5,055	0	5,055

Balance December 31, 2020	160,854	115,026	(25,364)	0	501,808

Common Stock Issued with the DRIP	0	9,723	0	0	9,773
Common Stock Issued through Restricted/ Unrestricted Stock Awards	0	(30)	0	0	0
Common Stock Issued through Stock Options	0	8,530	0	0	8,601
Common Stock Issued in connection with At-The-Market Offerings, net	0	178,247	0	0	179,069
Preferred Stock Issued in connection with At-The-Market Offerings, net	54,365	(1,152)	0	0	53,213
Distributions	0	(13,771)	(51,088)	0	(64,859)
Stock Compensation Expense	0	3,447	0	0	3,447
Net Income	0	0	51,088	0	51,088

Balance December 31, 2021	215,219	300,020	(25,364)	0	742,140

Common Stock Issued with the DRIP	0	7,764	0	0	7,808
Common Stock Issued through Restricted/ Unrestricted Stock Awards	0	(12)	0	0	0
Common Stock Issued through Stock Options	0	4,155	0	0	4,195
Common Stock Issued in connection with At-The-Market Offerings, net	0	100,253	0	0	100,752
Preferred Stock Issued in connection with At-The-Market Offerings, net	10,160	(1,085)	0	0	9,075
Redemption of Preferred Stock	0	8,185	(8,185)	0	(247,100)
Distributions	0	(81,061)	13,039	0	(68,022)
Stock Compensation Expense	0	4,970	0	0	4,970
Investment from Non-Controlling Interest	0	0	0	2,350	2,350
Net Loss	0	0	(4,854)	(118)	(4,972)

Balance December 31, 2022	$225,379	$343,189	$(25,364)	$2,232	$551,196

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

(in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,972)	$51,088	$5,055
Non-cash items included in Net Income (Loss):
Depreciation	48,769	45,124	41,707
Amortization of Financing Costs	1,956	1,001	1,027
Stock Compensation Expense	4,970	3,447	1,327
Provision for Uncollectible Notes and Other Receivables	1,497	1,213	1,546
Gain on Sales of Marketable Securities, net	(6,394)	(2,342)	0
Decrease (Increase) in Fair Value of Marketable Securities	21,839	(25,052)	14,119
Loss on Sales of Investment Property and Equipment	169	170	216
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(64,809)	1,791	6,517
Notes and Other Receivables, net of notes acquired with acquisitions	(12,740)	(9,957)	(9,965)
Prepaid Expenses and Other Assets	(636)	(1,557)	(2,058)
Accounts Payable	2,113	(116)	(182)
Accrued Liabilities and Deposits	(310)	(134)	6,720
Tenant Security Deposits	565	487	810
Net Cash Provided by (Used in) Operating Activities	(7,983)	65,163	66,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(65,562)	(18,405)	(5,320)
Purchase of Investment Property and Equipment	(81,112)	(59,270)	(76,761)
Proceeds from Sales of Investment Property and Equipment	3,098	2,859	2,657
Additions to Land Development Costs	(27,185)	(27,428)	(23,241)
Purchase of Marketable Securities	(19)	(18)	(1,105)
Proceeds from Sales of Marketable Securities	56,144	16,835	0
Investment in Joint Venture	(9,485)	(8,937)	0
Net Cash Used in Investing Activities	(124,121)	(94,364)	(103,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	59,801	6,070	105,984
Net Proceeds (Payments) from Short Term Borrowings	107,280	(40,448)	3,309
Principal Payments of Mortgages and Loans	(24,294)	(25,618)	(7,115)
Proceeds from Bond Issuance	102,670	0	0
Financing Costs on Debt	(6,561)	(167)	(4,737)
Investments from Non-Controlling Interest	2,350	0	0
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	9,075	53,213	96,141
Payments on Redemption of Preferred Stock	(247,100)	0	(95,017)
Proceeds from At-The-Market Common Equity Program, net of offering costs	100,752	179,069	1,743
Proceeds from Issuance of Common Stock in the DRIP, net of
dividend reinvestments	5,025	6,267	6,003
Repurchase of Preferred Stock, net	0	0	(12)
Repurchase of Common Stock, net	0	0	(1,830)
Proceeds from Exercise of Stock Options	4,195	8,601	659
Preferred Dividends Paid	(24,611)	(29,839)	(31,943)
Common Dividends Paid, net of dividend reinvestments	(40,628)	(31,514)	(26,657)
Net Cash Provided by Financing Activities	47,954	125,634	46,528

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(84,150)	96,433	9,597
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	125,026	28,593	18,996

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$40,876	$125,026	$28,593

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Description of the Business

As of December 31, 2022, the Company owned and operated 134 manufactured home communities (including one community acquired through the opportunity zone fund) containing approximately 25,600 developed sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama and South Carolina.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Arbor Estates	Doylestown, Pennsylvania
Auburn Estates	Orrville, Ohio
Bayshore Estates	Sandusky, Ohio
Birchwood Farms	Birch Run, Michigan
Boardwalk	Elkhart, Indiana
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Camelot Village	Anderson, Indiana
Camelot Woods	Altoona, Pennsylvania
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedarcrest Village	Vineland, New Jersey
Center Manor	Monaca, Pennsylvania
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
Cinnamon Woods	Conowingo, Maryland
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village/ Duck River	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Athens, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Crossroads Village	Mount Pleasant, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio

MANUFACTURED HOME COMMUNITY	LOCATION

Deer Run	Dothan, Alabama
D & R Village	Clifton Park, New York
Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio
Fairview Manor	Millville, New Jersey
Fifty One Estates	Elizabeth, Pennsylvania
Fohl Village	Canton, Ohio
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Fox Chapel Village	Cheswick, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Friendly Village	Perrysburg, Ohio
Garden View	Orangeburg, South Carolina
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
Hidden Creek	Erie, Michigan
High View Acres	Export, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillcrest Crossing	Lower Burrell, Pennsylvania
Hillcrest Estates	Marysville, Ohio
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Iris Winds	Sumter, South Carolina
Kinnebrook	Monticello, New York
La Vista Estates	Dothan, Alabama
Lake Erie Estates	Fredonia, New York
Lake Sherman Village	Navarre, Ohio
Lakeview Meadows	Lakeview, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Mandell Trails	Butler, Pennsylvania
Maple Manor	Taylor, Pennsylvania
Marysville Estates	Marysville, Ohio
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Meadows of Perrysburg	Perrysburg, Ohio
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Monroe Valley	Jonestown, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mount Pleasant Village	Mount Pleasant, Pennsylvania
Mountaintop	Narvon, Pennsylvania
New Colony	West Mifflin, Pennsylvania
Northtowne Meadows	Erie, Michigan
Oak Ridge Estates	Elkhart, Indiana
Oak Tree	Jackson, New Jersey

MANUFACTURED HOME COMMUNITY	LOCATION
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Township, Ohio
Oxford Village	West Grove, Pennsylvania
Parke Place	Elkhart, Indiana
Perrysburg Estates	Perrysburg, Ohio
Pikewood Manor	Elyria, Ohio
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
Redbud Estates	Anderson, Indiana
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Springfield Meadows	Springfield, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Summit Village	Marion, Indiana
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Township, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View Honeybrook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Wayside	Bellefontaine, Ohio
Weatherly Estates	Lebanon, Tennessee
Wellington Estates	Export, Pennsylvania
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

In addition to the manufactured home communities owned by the Company listed above, the Company’s joint venture with Nuveen Real Estate, in which the Company has a 40% interest, owns two manufactured home communities located in Sebring, Florida, Sebring Square which was acquired in December 2021 and Rum Runner which was acquired in December 2022. See Note 5.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company prepares its financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s subsidiaries are all 100% wholly-owned, except for its investment in its qualified opportunity zone fund, which is 77% owned by the Company (see Note 6). The consolidated financial statements of the Company include all of these subsidiaries, including its qualified opportunity zone fund. All intercompany transactions and balances have been eliminated in consolidation.

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost less accumulated depreciation. Depreciation for Sites and Buildings is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 27.5 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 27.5 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Site and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The Company uses its professional judgement in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company’s business plan includes the purchase of value-add communities, redevelopment, development and expansion of communities. During 2022 and 2021, we acquired 10 value-add communities containing 2,029 sites and developed 305 expansions sites. The Company capitalizes payroll for those individuals responsible for and who spend their time on the execution and supervision of development activities and capital projects. Salaries and benefits capitalized to land development were approximately $3.7 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statements and any gain or loss is reflected in the current year’s results of operations.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2022, no impairment charges were required.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2021 and 2022 should be accounted for as acquisitions of assets. As such, transaction costs, primarily consisting of broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. Prior to the adoption of ASU 2017-01, the Company’s acquisitions were considered an acquisition of a business and therefore, the acquisition costs were expensed.

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

Marketable Securities

Investments in marketable securities consist of marketable common and preferred stock securities of other REITs, which the Company generally limits to no more than approximately 15% of its undepreciated assets. These marketable securities are all publicly traded and purchased on the open market, through private transactions or through dividend reinvestment plans. The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2022 and 2021, gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or net realizable value and is determined by the specific identification method. All inventory is considered finished goods.

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance and reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. At December 31, 2022 and 2021, the reserves for uncollectible accounts, notes and other receivables were $2.6 million and $2.1 million, respectively. For the years ended December 31, 2022, 2021 and 2020 the provisions for uncollectible notes and other receivables were $1.5 million, $1.2 million and $1.5 million, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2022, 2021 and 2020 amounted to $1.0 million, $712,000 and $1.2 million, respectively.

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and supportable forecasts that affect the collectability of the reported amount. As of December 31, 2022 and 2021, the Company had notes receivable of $63.0 million and $51.9 million, net of a fair value adjustment of $1.3 million and $1.0 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. The weighted average interest rate on these loans is approximately 6.7% and the average maturity is approximately 8 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. These costs are amortized on a straight-line basis which approximates the effective interest method over the term of the related obligations, and included as a component of interest expense. Unamortized costs are charged to expense upon prepayment of the obligation. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with ASC 470-50-40, Modifications and Extinguishments. As of December 31, 2022 and 2021, accumulated amortization amounted to $9.1 million and $7.2 million, respectively. The Company estimates that aggregate amortization expense will be approximately $2.0 million for 2023, $1.9 million for 2024, $1.7 million for 2025, $1.6 million for 2026, $577,000 for 2027 and $1.2 million thereafter.

Leases

We account for our leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

We are the lessee in other arrangements, primarily for our corporate office and a 99-year ground lease at one community expiring April 12, 2099, with an option to extend for another 99-year term. As of December 31, 2022, the right-of-use assets and corresponding lease liabilities of $3.6 million are included in Prepaid Expenses and Other Assets and Accrued Liabilities and Deposits on the Consolidated Balance Sheets.

Future minimum lease payments under these leases over the remaining lease terms, exclusive of renewal options are as follows (in thousands):

2023	$460
2024	460
2025	460
2026	460
2027	257
Thereafter	18,614

Total Lease Payments	$20,711

The weighted average remaining lease term for these leases, including renewal options is 160.2 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	12/31/22	12/31/21	12/31/20	12/31/19

Cash and Cash Equivalents	$29,785	$116,175	$15,336	$12,902
Restricted Cash	11,091	8,851	13,257	6,094
Cash, Cash Equivalents And Restricted Cash	$40,876	$125,026	$28,593	$18,996

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (54.4 million, 46.3 million and 41.4 million in 2022, 2021 and 2020, respectively). Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the year ended December 31, 2022, employee stock options to purchase 3.5 million shares of Common Stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive. For the year ended December 31, 2021, Common Stock equivalents resulting from employee stock options to purchase 3.3 million shares of Common Stock amounted to 1.1 million shares, which were included in the computation of Diluted Net Income (Loss) per Share. For the year ended December 31, 2020, employee stock options to purchase 3.3 million shares of Common Stock were excluded from the computation of Diluted Net Income (Loss) per Share as their effect would be anti-dilutive.

Stock Compensation Plan

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants are determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock are recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards are equal to the fair value of the Company’s stock on the grant date. Compensation costs, which is included in General and Administrative Expenses, of $5.0 million, $3.4 million and $1.3 million have been recognized in 2022, 2021 and 2020, respectively. During 2022, 2021 and 2020, compensation costs included a one-time charge of $433,000, $44,000 and $127,000, respectively, for restricted stock and stock option grants awarded to participants who were of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 8 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

Income Tax

The Company has elected to be taxed as a REIT under the applicable provisions of Sections 856 to 860 of the Internal Revenue Code. Under such provisions, the Company will not be taxed on that portion of its income which is distributed to shareholders, provided it distributes at least 90% of its taxable income, has at least 75% of its assets in real estate or cash-type investments and meets certain other requirements for qualification as a REIT. The Company has and intends to continue to distribute all of its income currently, and therefore no provision has been made for income or excise taxes. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. The Company is also subject to certain state and local income, excise or franchise taxes. In addition, the Company has a taxable REIT Subsidiary (“TRS”) which is subject to federal and state income taxes at regular corporate tax rates (See Note 13).

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2022. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2022, the tax years 2019 through and including 2022 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

Acquisitions in 2022

On March 31, 2022, the Company acquired Center Manor, located in Monaca, Pennsylvania, for approximately $5.8 million. This community contains a total of 96 developed homesites that are situated on approximately 18 total acres. At the date of acquisition, the average occupancy for this community was approximately 83%.

On May 3, 2022, the Company acquired Mandell Trails, located in Butler, Pennsylvania, for approximately $7.4 million. This community contains a total of 132 developed homesites that are situated on approximately 69 total acres. At the date of acquisition, the average occupancy for this community was approximately 70%.

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

On August 10, 2022, the Company acquired Garden View, located in Orangeburg, South Carolina, for approximately $5.2 million, through its qualified opportunity zone fund (See Note 6). This community contains a total of 187 developed homesites that are situated on approximately 39 total acres. At the date of acquisition, the average occupancy for this community was approximately 42%.

On November 22, 2022, the Company acquired Fohl Village, located in Canton, Ohio, for approximately $19.1 million. This community contains a total of 321 developed homesites that are situated on approximately 170 total acres. At the date of acquisition, the average occupancy for this community was approximately 77%.

On December 15, 2022, the Company acquired Oak Tree, located in Jackson, New Jersey, for approximately $22.9 million. This community contains a total of 260 developed homesites that are situated on approximately 41 total acres. At the date of acquisition, the average occupancy for this community was approximately 98%.

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

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $852,000 for 2022 and $109,000 for 2021, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the years ended December 31, 2022 and 2021, respectively (in thousands):

	2022 Acquisitions	2021 Acquisitions
Assets Acquired:
Land	$6,379	$986
Depreciable Property	80,027	17,223
Notes Receivable and Other	656	197
Total Assets Acquired	$87,062	$18,406

Total Income, Community Net Operating Income (“Community NOI”)* and Net Loss for communities acquired in 2022 and 2021, which are included in our Consolidated Statements of Income (Loss) for the years ended December 31, 2022 and 2021, are as follows (in thousands):

	2022 Acquisitions	2021 Acquisitions
	2022	2022	2021

Total Income	$1,376	$1,685	$1,134
Community NOI *	$610	$497	$235
Net Loss	$(781)	$(1,078)	$(740)

*	Community NOI is defined as rental and related income less community operating expenses.

See Note 7 for additional information relating to Loans and Mortgages Payable and Note 18 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

In addition to the acquisitions listed above made by the Company, the Company’s joint venture with Nuveen Real Estate consummated its second acquisition in December 2022. (See Note 5.)

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets (in thousands):

	December 31, 2022	December 31, 2021

Site and Land Improvements	$225,926	$199,482
Buildings and Improvements	11,294	10,020
Rental Homes and Accessories	104,481	87,104
Equipment and Vehicles	21,397	19,467
Total Accumulated Depreciation	$363,098	$316,073

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

The following is a listing of marketable securities at December 31, 2022 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Cedar Realty Trust, Inc.	B	7.250%	12	$257	$168
Cedar Realty Trust, Inc.	C	6.500%	20	494	235
Centerspace	C	6.625%	20	500	505
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	97
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	38
Total Preferred Stock				2,749	1,043

Common Stock:
Alerislife Inc.			12	45	6
Diversified HealthCare Trust			171	2,920	111
Franklin Street Properties Corporation			220	2,219	601
Industrial Logistics Properties Trust			87	1,729	285
Kimco Realty Corporation			890	16,677	18,850
Office Properties Income Trust			562	36,418	7,496
Orion Office REIT, Inc.			18	293	158
Pennsylvania Real Estate Investment Trust			15	2,316	17
Realty Income Corporation			185	10,910	11,716
Urstadt Biddle Properties, Inc.			100	2,049	1,895
Total Common Stock				75,576	41,135

Total Marketable Securities				$78,325	$42,178

The following is a listing of marketable securities at December 31, 2021 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Cedar Realty Trust, Inc.	B	7.250%	10	$237	$264
Cedar Realty Trust, Inc.	C	6.500%	20	494	505
Centerspace	C	6.625%	20	500	522
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	304
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	145
Total Preferred Stock				2,729	1,740

Common Stock:
CBL & Associates Properties, Inc.			12	18,230	361
Five Star Senior Living			12	45	34
Franklin Street Properties Corporation			220	2,219	1,309
Industrial Logistics Properties Trust			87	1,729	2,186
Kimco Realty Corporation			890	16,677	21,939
Monmouth Real Estate Investment Corporation			2,655	25,031	55,778
Office Properties Income Trust			562	36,418	13,948
Orion Office REIT, Inc.			18	293	345
Pennsylvania Real Estate Investment Trust			222	2,316	226
Diversified HealthCare Trust			171	2,920	528
Urstadt Biddle Properties, Inc.			100	2,049	2,130
Realty Income Corporation			185	10,910	13,224
Washington Prime Group			3	6,489	0
Total Common Stock				125,326	112,008

Total Marketable Securities				$128,055	$113,748

As of December 31, 2021, the Company’s securities portfolio included 2.7 million shares of common stock of Monmouth Real Estate Investment Corporation (“MREIC”), representing 2.7% of the total MREIC shares outstanding. The Company’s Chairman of the Board was also the Chairman of MREIC and there were three other Company Directors who were also directors and shareholders of MREIC. In February 2022, MREIC was acquired by a third party pursuant to an all-cash merger approved by the shareholders of MREIC, which resulted in the Company and MREIC’s other shareholders receiving a cash payment of $21.00 per share in cancellation of their MREIC common shares. The merger consideration received by the Company on February 28, 2022 for its 2.7 million shares of MREIC common stock totaled approximately $55.7 million. These shares had been acquired by the Company at a cost of approximately $25 million, which resulted in a gain of approximately $30.7 million. The Company also sold other securities in its portfolio with a total cost of $24.7 million at a loss of $24.3 million. As of December 31, 2022, 2021 and 2020, the securities portfolio had net unrealized holding losses of $36.1 million, $14.3 million and $39.4 million, respectively.

NOTE 5- INVESTMENT IN JOINT VENTURE

In December 2021, the Company and Teachers Insurance and Annuity Association of America, through Nuveen Real Estate (its asset management division) (“Nuveen” or “Nuveen Real Estate”), established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The terms of the joint venture are set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The LLC Agreement provides for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The LLC Agreement calls for committed capital to be funded 60% by Nuveen and 40% by the Company on a parity basis. The Company serves as managing member of the joint venture and is responsible for day-to-day operations of the joint venture and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management and other fees from the joint venture.

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

The LLC Agreement between the Company and Nuveen provides that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, the joint venture will be the exclusive vehicle for the Company to acquire any manufactured housing communities and/or recreational vehicle communities that meet the joint venture’s investment guidelines. These guidelines call for the joint venture to acquire manufactured housing and recreational vehicle communities that have been developed within the previous two years and are less than 20% occupied, are located in certain geographic markets, are projected to meet certain cash flow and internal rate of return targets, and satisfy certain other criteria. The Company has agreed to offer Nuveen the opportunity to have the joint venture acquire any manufactured housing community or recreational vehicle community that meets these investment guidelines. If Nuveen determines not to pursue or approve any such acquisition, the Company would be permitted to acquire the property outside the joint venture. Nuveen provided the Company with written waivers of the exclusivity provision of the LLC Agreement with regard to two property acquisitions that may have fit the investment guidelines of the joint venture, which permitted the Company to acquire them outside of the Nuveen joint venture. Except for investment opportunities that are offered to and declined by Nuveen, the Company is prohibited from developing, owning, operating or managing manufactured housing communities or recreational vehicle communities within a 10-mile radius of any community owned by the joint venture. However, this restriction does not apply with respect to investments by the Company in existing communities operated by the Company.

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

On December 22, 2021, the joint venture closed on the acquisition of Sebring Square, a newly developed all-age, manufactured home community located in Sebring, Florida, for a total purchase price of $22.2 million. This community contains 219 developed homesites situated on approximately 39 acres. On December 23, 2022, the joint venture closed on the acquisition of Rum Runner, a newly developed all-age, manufactured home community also located in Sebring, Florida for a total purchase price of $15.1 million. This community contains 144 developed homesites. situated on approximately 20 acres. The Company manages these communities on behalf of the joint venture (See Note 14).

The Company and Nuveen are continuing to seek opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio, consisting of the Sebring Square and Rum Runner communities. While the terms and conditions of such new joint venture entities have not been fully negotiated, it is expected that invested capital would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the existing joint venture, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis.

NOTE 6 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the MREIC merger, in its opportunity zone fund, UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View, located in Orangeburg, South Carolina, for approximately $5.2 million (See Note 3). As of December 31, 2022, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers and directors of the Company. Subsequent to year end, the OZ Fund acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million (See Note 17).

NOTE 7 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The Company may purchase securities on margin. The interest rates charged on the margin loans at December 31, 2022 and 2021 was 5.0% and 0.75%, respectively. These margin loans are collateralized by the Company’s securities portfolio and are due on demand. The Company must maintain a coverage ratio of approximately 2 times. At December 31, 2022 and 2021, there were no margin loans outstanding.

The Company has revolving credit agreements totaling $73.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank and Northpoint Commercial Finance to finance inventory purchases. Interest rates on these agreements range from 4.15% to prime with a minimum of 6%. As of December 31, 2022 and 2021, the total amount outstanding on these lines was $64.1 million and $10.9 million, respectively, with a weighted average interest rate of 7.70% and 4.38%, respectively.

In June 2020, the Company expanded its revolving line of credit with OceanFirst Bank (“OceanFirst Line”) from $15 million to $20 million. This line is secured by the Company’s eligible notes receivable. Interest was reduced from prime plus 25 basis points to prime with a floor of 3.25%. The amendment also extended the maturity date from June 1, 2020 to June 1, 2022, which was extended to June 1, 2023. As of December 31, 2022 the amount outstanding on this revolving line of credit was $10 million and the interest rate was 7.50%. As of December 31, 2021, the amount outstanding on this revolving line of credit was $6 million and the interest rate was 3.25%.

On October 7, 2020, the Company entered into a revolving line of credit with FirstBank secured by rental homes and rental home leases in several of our manufactured home communities. This facility allows for proceeds of $20 million and is expandable to $30 million with an accordion feature. The facility has a maturity date of November 29, 2022, which was extended to November 29, 2023. Interest is payable at prime plus 25 basis points with a floor of 3.5%, adjusted on the first day of each calendar quarter. As of December 31, 2022 the amount outstanding on this revolving line of credit was $5.1 million and the interest rate was 6.5%. As of December 31, 2021, the amount outstanding on this revolving line of credit was $5 million and the interest rate was 3.5%.

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

On November 7, 2022, the Company entered into the Second Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The expanded Facility is syndicated with two banks, BMO and JPMorgan, as joint arrangers and joint book runners, with Bank of Montreal as administrative agent. The Second Amended Credit Agreement provides for an increase from $75 million in available borrowings to $100 million in available borrowings with a $400 million accordion feature, bringing the total potential availability up to $500 million, subject to certain conditions including obtaining commitments from additional lenders. The Second Amended Credit Agreement also extends the maturity date of the Facility from November 29, 2022 to November 7, 2026, with a further one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the amended Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The value of the Borrowing Base communities is based on a capitalization rate of 6.5% applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base.

Interest rates on borrowings are based on the Company’s overall leverage ratio and is equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.50% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%. Based on the Company’s current leverage ratio, borrowings under the Facility will bear interest at SOFR plus 1.60% or at BMO’s prime lending rate plus 0.60%, which results in an interest rate of 5.88% and 1.60% at December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the amount outstanding under this Facility was $75 million and $25 million, respectively.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows (in thousands):

Year Ended December 31,
2023	$79,226
2024	0
2025	0
2026	75,000
2027	0
Thereafter	0

Total Loans Payable	154,226
Unamortized Debt Issuance Costs	(695)
Total Loans Payable, net of Unamortized Debt Issuance Costs	$153,531

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

The 2027 Bonds are general unsecured obligations of the Company and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The Deed of Trust includes certain customary covenants, including financial covenants requiring the Company to maintain certain ratios of debt to net operating income, to shareholders equity and to earnings, and customary events of default. As of December 31, 2022, the Company is in compliance with these covenants. The 2027 Bonds were offered solely to investors outside the United States and were not offered to, or for the account or benefit of, U.S. Persons (as defined in Regulation S under the Securities Act of 1933).

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding, net of unamortized debt issuance costs. Interest is payable on these mortgages at fixed rates ranging from 2.62% to 6.35%. The weighted average interest rate was 4.0% and 3.8% as of December 31, 2022 and 2021, respectively, including the effect of unamortized debt issuance costs. The weighted average interest rate as of December 31, 2022 and 2021 was 3.9% and 3.8%, respectively, not including the effect of unamortized debt issuance costs. The weighted average loan maturity of the Mortgage Notes Payable was 5.1 and 5.2 years at December 31, 2022 and 2021, respectively.

The following is a summary of mortgages payable at December 31, 2022 and 2021 (in thousands):

	At December 31, 2022		Balance at December 31,
Property	Due Date	Interest Rate	2022	2021

Allentown	10/01/25	4.06%	$11,992	$12,295
Brookview Village	04/01/25	3.92%	2,473	2,539
Candlewick Court	09/01/25	4.10%	4,002	4,104
Catalina	08/19/25	3.00%	4,311	4,586
Cedarcrest Village	04/01/25	3.71%	10,662	10,956
Clinton Mobile Home Resort	10/01/25	4.06%	3,147	3,227
Cranberry Village	04/01/25	3.92%	6,783	6,965
D & R Village	03/01/25	3.85%	6,828	7,013
Fairview Manor	11/01/26	3.85%	14,388	14,739
Fohl Village	11/22/32	5.93%	9,490	0
Forest Park Village	09/01/25	4.10%	7,463	7,652
Friendly Village	06/06/23	4.618%	6,382	6,650
Hayden Heights	04/01/25	3.92%	1,864	1,914
Highland Estates	06/01/27	4.12%	15,080	15,419
Holiday Village	09/01/25	4.10%	7,102	7,282
Holiday Village- IN	11/01/25	3.96%	7,616	7,811
Holly Acres Estates	09/01/31	3.21%	5,910	6,031
Kinnebrook Village	04/01/25	3.92%	3,603	3,700
Lake Erie Estates	07/06/25	5.16%	2,549	2,604
Lake Sherman Village	09/01/25	4.10%	4,935	5,060
Meadows of Perrysburg	10/06/23	5.413%	0	2,825
Northtowne Meadows	09/06/26	4.45%	11,322	11,576
Oak Tree	12/15/32	5.60%	12,000	0
Olmsted Falls	04/01/25	3.98%	1,865	1,915
Oxford Village	07/01/29	3.41%	14,659	14,985
Perrysburg Estates	09/06/25	4.98%	1,493	1,526
Pikewood Manor	11/29/28	5.00%	13,414	13,766
Shady Hills	04/01/25	3.92%	4,444	4,563
Springfield Meadows	10/06/25	4.83%	0	2,914
Suburban Estates	10/01/25	4.06%	5,000	5,126
Sunny Acres	10/01/25	4.06%	5,566	5,706
Trailmont	04/01/25	3.92%	2,963	3,042
Twin Oaks	10/01/29	3.37%	5,683	5,809
Valley Hills	06/01/26	4.32%	3,080	3,152
Waterfalls	06/01/26	4.38%	4,197	4,293
Weatherly Estates	04/01/25	3.92%	7,229	7,422
Wellington Estates	02/01/23	6.35%	2,144	2,205
Woods Edge	01/07/26	3.25%	5,306	5,627
Worthington Arms	09/01/25	4.10%	8,369	8,580
Various (2 properties)	02/01/27	4.56%	12,799	13,073
Various (2 properties)	08/01/28	4.27%	12,408	12,661
Various (2 properties)	07/01/29	3.41%	21,430	21,907
Various (4 properties)	07/01/23	4.975%	7,230	7,418
Various (4 properties)	10/1/32	5.24%	34,027	0
Various (5 properties)	12/06/22	4.75%	0	6,523
Various (6 properties)	08/01/27	4.18%	12,048	12,320
Various (13 properties)	03/01/23	4.065%	43,037	44,339
Various (28 properties)*	09/01/30	4.25%	24,935	0
Various (28 properties)	09/01/30	2.62%	100,481	102,882
Total Mortgages Payable			513,709	456,702
Unamortized Debt Issuance Costs			(4,771)	(4,135)
Total Mortgages Payable, net of Unamortized Debt Issuance Costs			$508,938	$452,567

*	Rental home addition to the Fannie Mae credit facility consisting of 28 properties.

At December 31, 2022 and 2021, mortgages were collateralized by real property with a carrying value of $1.1 billion and $950.9 million, respectively, before accumulated depreciation and amortization. Interest costs amounting to $2.7 million, $1.5 million and $1.3 million were capitalized during 2022, 2021 and 2020, respectively, in connection with the Company’s expansion program. At December 31, 2022, the Company owned 134 communities of which 36 are unencumbered.

Recent Financing Transactions

During the year ended December 31, 2022

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

On September 26, 2022, the Company completed the addition of two tranches to its Fannie Mae credit facility through Wells Fargo Bank, N.A., for total proceeds of approximately $34.0 million. One tranche consists of four communities (the “Community Tranche”) and the other tranche consists of approximately 250 homes located in those communities (the “Home Tranche”). Both tranches have a loan term of 10 years with the Community Tranche amortizing over 30 years and the Home Tranche amortizing over 17 years. Interest is at a fixed rate of 5.24%.

On November 22, 2022, in conjunction with the acquisition of Fohl Village (See Note 3), the Company obtained a mortgage totaling $9.5 million with OceanFirst Bank. The initial interest rate on this mortgage is fixed at 5.93% until November 22, 2027 and then adjusted by adding 200 basis points to the weekly average yield on the U.S. Treasury Securities, adjusted to a constant maturity of 5 years, with a floor of 4.5%, through maturity date. This mortgage matures on November 22, 2032, with principal repayments based on a 30-year amortization schedule.

On December 15, 2022, in conjunction with the acquisition of Oak Tree (see Note 3), the Company obtained a mortgage totaling $12.0 million with OceanFirst Bank. The initial interest rate on this mortgage is fixed at 5.6% until December 15, 2027 and then adjusted by adding 200 basis points to the weekly average yield on the U.S. Treasury Securities, adjusted to a constant maturity of 5 years, with a floor of 4.5%, through maturity date. This mortgage matures on December 15, 2032, with principal repayments based on a 30-year amortization schedule.

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

The aggregate principal payments of all mortgages payable are scheduled as follows (in thousands):

Year Ended December 31,
2023	$70,323
2024	11,983
2025	138,373
2026	37,967
2027	42,674
Thereafter	212,389

Total	$513,709

NOTE 8 – STOCK COMPENSATION PLAN

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

Stock Options

During the year ended December 31, 2022, forty-six employees were granted options to purchase a total of 570,800 shares. During the year ended December 31, 2021, forty-six employees were granted options to purchase a total of 767,900 shares. During the year ended December 31, 2020, forty-one employees were granted options to purchase a total of 715,000 shares. The fair value of these options for the years ended December 31, 2022, 2021 and 2020 was approximately $2.6 million, $2.1 million and $686,000, respectively, based on assumptions noted below and is being amortized over the vesting period. The remaining unamortized stock option expense was $3.6 million as of December 31, 2022, which will be expensed ratably through 2027.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the following years:

	2022	2021	2020

Dividend yield	3.47%	4.66%	5.33%
Expected volatility	25.09%	24.59%	24.57%
Risk-free interest rate	2.63%	1.44%	0.89%
Expected lives	10	10	10
Estimated forfeitures	0	0	0

During the year ended December 31, 2022, options to fourteen employees to purchase a total of 404,160 shares were exercised. During the year ended December 31, 2021, options to thirty-five employees to purchase a total of 709,980 shares were exercised. During the year ended December 31, 2020, options to ten employees to purchase a total of 62,500 shares were exercised. During the year ended December 31, 2021, options to one employee to purchase a total of 400 shares were forfeited. During the year ended December 31, 2020, options to two employees to purchase a total of 23,000 shares were forfeited or expired.

A summary of the status of the stock options outstanding under the Company’s stock compensation plans as of December 31, 2022, 2021 and 2020 and changes during the years then ended are as follows (in thousands):

	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,324	$14.25	3,266	$12.03	2,637	$12.05
Granted	570	22.88	768	21.90	715	9.84
Exercised	(404)	10.38	(710)	12.11	(63)	10.55
Forfeited	0	0	0	19.36	(11)	11.65
Expired	0	0	0	0	(12)	11.29
Outstanding at end of year	3,490	15.96	3,324	14.25	3,266	12.03
Options exercisable at end of year	1,879		2,556		2,556
Weighted average fair value of options granted during the year		$4.50		$2.77		$0.96

The following is a summary of stock options outstanding as of December 31, 2022 (in thousands):

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

06/24/15	3	45		9.82	06/24/23
04/05/16	7	184		9.77	04/05/24
01/19/17	2	60		14.25	01/19/27
04/04/17	18	397		15.04	04/04/27
04/02/18	16	291		13.09	04/02/28
07/09/18	4	40		15.75	07/09/28
12/10/18	1	25		12.94	12/10/28
01/02/19	2	60		11.42	01/02/29
04/02/19	19	403		13.90	04/02/29
01/17/20	1	10	*	16.37	01/17/30
03/25/20	39	622	*	9.70	03/25/30
05/20/20	2	14	*	11.80	05/20/30
03/18/21	41	159	*	19.36	03/18/31
07/14/21	46	609	*	22.57	07/14/31
03/28/22	45	471	*	23.81	03/28/32
09/09/22	1	100	*	18.52	09/09/32
		3,490

*	Exercisable over 5 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2022, 2021 and 2020 was $8.2 million, $42.9 million and $9.3 million, respectively, of which $5.5 million, $39.9 million and $5.7 million relate to options exercisable. The intrinsic value of options exercised in 2022, 2021 and 2020 was $373,000, $3.6 million and $283,000, respectively, determined as of the date of option exercise. The weighted average remaining contractual term of the above options was 6.7, 7.6 and 6.4 years as of December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, amounts charged to stock compensation expense relating to stock option grants, which is included in General and Administrative Expenses, totaled $1.3 million, $325,000 and $396,000, respectively.

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

On January 12, 2022, the Company awarded a total of 25,000 shares of restricted stock to five employees. On March 25, 2022, the Company awarded a total of 78,000 shares of restricted stock to two employees, pursuant to their employment agreements. On January 13, 2021, the Company awarded a total of 25,000 shares of restricted stock to five employees. On March 18, 2021, the Company awarded a total of 108,500 shares of restricted stock to four employees. On January 8, 2020, the Company awarded a total of 15,000 shares of restricted stock to three employees. On October 23, 2020, the Company awarded a total of 19,700 shares of restricted stock to two participants, pursuant to their employment agreements. The grant date fair value of the restricted stock grants awarded to participants (other than the performance based awards granted in January 2021) was $2.5 million, $2.5 million and $512,000 for the years ended December 31, 2022, 2021 and 2020, respectively. These grants primarily vest in equal installments over five years. As of December 31, 2022, there remained a total of $8.7 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.9 years. For the years ended December 31, 2022, 2021 and 2020, amounts charged to stock compensation expense related to restricted stock grants, which is included in General and Administrative Expenses, totaled $3.7 million, $3.1 million and $931,000, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2022, 2021 and 2020, and changes during the year ended December 31, 2022, 2021 and 2020 are presented below (in thousands):

	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	434	$16.66	212	$13.69	238	$13.33
Granted	103	23.98	280	16.51	35	14.75
Dividend Reinvested Shares	20	18.10	15	21.68	11	12.91
Vested	(86)	20.69	(73)	8.48	(72)	12.87
Non-vested at end of year	471	$17.58	434	$16.66	212	$13.69

Other Stock-Based Awards

Effective June 20, 2018, a portion of our quarterly directors’ fee was paid with our unrestricted Common Stock. During 2022, 21,492 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $20.94 per share. During 2021, 16,500 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $14.78 per share. During 2020, 11,000 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $16.13 per share.

As of December 31, 2022, there were 1.7 million shares available for grant as stock options, restricted stock or other stock-based awards under the 2013 Plan.

NOTE 9 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2022, 2021 and 2020, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $984,000, $752,000 and $1.1 million in 2022, 2021 and 2020, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

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

Employment Agreements

On January 11, 2023, the Company entered into employment agreements with Mr. Samuel A. Landy, Ms. Anna T. Chew, Mr. Craig Koster and Mr. Brett Taft. The agreements are effective as of January 1, 2023 and provide for base compensation, incentive bonuses, and certain customary fringe benefits, including vacation, life insurance and health benefits and the right to participate in the Company’s 401(k) retirement plan (see Note 17).

Other Matters

Mr. Eugene W. Landy, the Founder and Chairman of the Board of Directors of the Company, owned a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. As of January 2023, Mr. Eugene Landy transferred this ownership to Mr. Samuel A. Landy, the President and Chief Executive Officer and a director of the Company, and other family members. The lease of the Company’s corporate office space extends through April 30, 2027 and requires monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Management believes that the aforesaid rents are no more than what the Company would pay for comparable space elsewhere.

Further, Mr. Eugene W. Landy owns a 9.6% interest, Mr. Samuel A. Landy owns a 4.8% interest, Mr. Daniel Landy, who is also an officer of the Company, owns a 0.96% interest, and the Samuel Landy Family Limited Partnership (of which Daniel Landy is the sole general partner) own a 0.96% interest in the qualified opportunity zone fund, UMH OZ Fund, LLC (“OZ Fund”), recently formed by the Company. In addition, one of the Company’s independent directors owns a 0.96% interest in the OZ Fund.

NOTE 11 – SHAREHOLDERS’ EQUITY

As of December 31, 2022, our authorized capital stock consisted of 170,413,800 shares, classified as 154,048,469 shares of Common Stock, par value $0.10 per share (“Common Stock”), 199,331 shares of 8.0% Series B Preferred Stock, par value $0.10 per share (“Series B Preferred Stock”), 3,866,000 shares of 6.75% Series C Preferred Stock, par value $0.10 per share (“Series C Preferred Stock”), 9,300,000 shares of Series D Preferred Stock, par value $0.10 per share (“Series D Preferred Stock”), and 3,000,000 shares of excess stock, par value $0.10 per share. On January 10, 2023, the Company filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary (the “Articles Supplementary”) reclassifying and designating 4,400,000 shares of the Company’s Common Stock as shares of Series D Preferred Stock. After giving effect to the filing of the Articles Supplementary on January 10, 2023, the authorized capital stock of the Company consists of 170,413,800 shares, classified as 149,648,469 shares of Common Stock, 199,331 shares of Series B Preferred Stock, 3,866,000 shares of Series C Preferred Stock, 13,700,000 shares of Series D Preferred Stock and 3,000,000 shares of excess stock, par value $0.10 per share. We previously redeemed all outstanding shares of the Series B Preferred Stock and Series C Preferred Stock and do not intend to issue any new shares of the Series B Preferred Stock or Series C Preferred Stock. The excess stock is designed to help us protect our status as a REIT under the Internal Revenue Code.

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

Amounts received in connection with the DRIP for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020

Amounts Received	$7,808	$9,773	$9,154
Less: Dividends Reinvested	(2,783)	(3,506)	(3,151)
Amounts Received, net	$5,025	$6,267	$6,003

Number of Shares Issued	430	503	720

Common Stock At-The-Market Sales Program

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

On March 7, 2022, the Company entered into a new Equity Distribution Agreement (the “2022 Common ATM Program”) with the Distribution Agents under which the Company may offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the 2022 Common ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The Company began selling shares under the 2022 Common ATM Program on March 8, 2022 and through December 31, 2022, 4.7 million shares of Common Stock were issued and sold at a weighted average price of $20.18 per share, generating gross proceeds of $94.6 million and net proceeds of $92.9 million, after offering expenses. As of December 31, 2022, $55.4 million of Common Stock remained eligible for sale under the 2022 Common ATM Program.

Issuer Purchases of Equity Securities

On January 12, 2022, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorized us to repurchase up to $25 million in the aggregate of the Company’s Common Stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases would be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did not require the Company to acquire any particular amount of Common Stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Although the Repurchase Program remains in effect, the Company did not make any repurchases of Common Stock during 2022.

Preferred Stock

6.75% Series C Cumulative Redeemable Preferred Stock

On July 26, 2022, the Company voluntarily redeemed all 9.9 million issued and outstanding shares of its 6.75% Series C Preferred Stock at a redemption price equal to the $25.00 per share liquidation preference plus accrued and unpaid dividends to, but not including, the July 26, 2022 redemption date in an amount of $0.2578 per share, for a total payment of $25.2578 per share, or $249.6 million in aggregate. As a result of our redemption, the Company recognized a preferred share redemption charge of approximately $8.2 million in 2022, primarily related to the original issuance costs.

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

The Series D Preferred Stock, par value $0.10 per share, has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. On and after January 22, 2023, the Series D Preferred Stock is redeemable at the Company’s option for cash, in whole or, from time to time, in part, at a price per share equal to $25.00, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

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

During 2022, 2021 and 2020, the Company sold additional shares of Series D Preferred Stock pursuant to its at-the-market sales programs, and amended its charter in connection therewith, as described below.

Preferred Stock At-The-Market Sales Programs

On July 22, 2020, the Company entered into a Preferred Stock At-The-Market Sales Program (“Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the Preferred ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Series C Preferred Stock and/or Series D Preferred Stock sold under the Preferred ATM Program are offered and sold pursuant to the Company’s 2020 Registration Statement and pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated July 22, 2020. The Preferred ATM Program replaced the Company’s previous at-the-market sales program for its Series C Preferred Stock and/or Series D Preferred Stock. On August 22, 2022, the Company disclosed that in light of the redemption of the Company’s Series C Preferred Stock, it does not intend to issue any new shares of Series C Preferred Stock and accordingly any future sales under the Preferred ATM Program would solely be shares of Series D Preferred Stock. During the year ended December 31, 2022, 406,000 shares of Series D Preferred Stock were issued and sold at a weighted average price of $22.90 per share, generating total gross proceeds of $9.3 million and total net proceeds of $9.1 million, after offering expenses. As of December 31, 2022, $2.9 million in shares of Series D Preferred Stock remained eligible for sale under the Preferred ATM Program.

On January 10, 2023, the Company entered into a new Preferred Stock At-The-Market Sales Program (“2023 Preferred ATM Program”) (see Note 17).

NOTE 12 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the three years ended December 31, 2022, 2021 and 2020 (in thousands except per share amounts):

	2022		2021		2020
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$10,406	$0.20	$8,048	$0.19	$7,417	$0.18
June 30	10,890	0.20	8,629	0.19	7,417	0.18
September 30	10,960	0.20	9,016	0.19	7,454	0.18
December 31	11,154	0.20	9,327	0.19	7,520	0.18

	$43,410	$0.80	$35,020	$0.76	$29,808	$0.72

These amounts do not include the discount on shares purchased through the Company’s DRIP.

On January 11, 2023, the Company declared a 2.5% increase in the cash dividend, raising it from a quarterly $0.20 per share to $0.205 per share, beginning with the dividend to be paid on March 15, 2023 to shareholders of record as of the close of business on February 15, 2023.

Preferred Stock

The following dividends were paid to holders of our Series B Preferred Stock during the years ended December 31, 2020 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/15/2020	2/18/2020	3/16/2020	$1,901	$0.50
4/2/2020	5/15/2020	6/15/2020	1,900	0.50
7/1/2020	8/17/2020	9/15/2020	1,900	0.50
9/11/2020	9/11/2020	10/20/2020	1,035	0.2722

			$6,736	$1.7722

The following dividends were paid to holders of our Series C Preferred Stock during the years ended December 31, 2022, 2021 and 2020 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/12/2022	2/15/2022	3/15/2022	$4,170	$0.421875
4/1/2022	5/16/2022	6/15/2022	4,170	0.421875
7/1/2022	8/15/2022	9/15/2022	2,548	0.257800

			$10,888	$1.101550

1/15/2021	2/16/2021	3/15/2021	$4,170	$0.421875
4/1/2021	5/17/2021	6/15/2021	4,170	0.421875
7/1/2021	8/15/2021	9/15/2021	4,170	0.421875
10/1/2021	11/15/2021	12/15/2021	4,170	0.421875

			$16,680	$1.68750

1/15/2020	2/18/2020	3/16/2020	$4,113	$0.421875
4/2/2020	5/15/2020	6/15/2020	4,113	0.421875
7/1/2020	8/17/2020	9/15/2020	4,128	0.421875
10/1/2020	11/16/2020	12/15/2020	4,170	0.421875

			$16,524	$1.68750

The following dividends were paid to holders of our Series D Preferred Stock during the years ended December 31, 2022, 2021 and 2020 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/12/2022	2/15/2022	3/15/2022	$3,430	$0.3984375
4/1/2022	5/16/2022	6/15/2022	3,430	0.3984375
7/1/2022	8/15/2022	9/15/2022	3,430	0.3984375
10/3/2022	11/15/2022	12/15/2022	3,433	0.3984375

			$13,723	$1.59375

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
1/15/2021	2/16/2021	3/15/2021	$2,869	$0.3984375
4/1/2021	5/17/2021	6/15/2021	3,430	0.3984375
7/1/2021	8/15/2021	9/15/2021	3,430	0.3984375
10/1/2021	11/15/2021	12/15/2021	3,430	0.3984375

			$13,159	$1.59375

1/15/2020	2/18/2020	3/16/2020	$2,076	$0.3984375
4/2/2020	5/15/2020	6/15/2020	2,076	0.3984375
7/1/2020	8/17/2020	9/15/2020	2,082	0.3984375
10/1/2020	11/16/2020	12/15/2020	2,449	0.3984375

			$8,683	$1.59375

On January 11, 2023, the Board of Directors declared a quarterly dividend of $0.3984375 per share for the period from December 1, 2022 through February 28, 2023, on the Company’s Series D Preferred Stock payable March 15, 2023 to shareholders of record as of the close of business on February 15, 2023.

NOTE 13 – FEDERAL INCOME TAXES

Characterization of Distributions

The following table characterizes the distributions paid for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent

Common Stock
Ordinary income	$0	0%	$0.024636	3.24%	$0	0%
Capital gains	0	0%	0.002008	0.26%	0	0%
Return of capital	0.80	100.00%	0.733356	96.50%	0.72	100.00%

	$0.80	100.00%	$0.76	100.00%	$0.72	100.00%

Preferred Stock - Series B
Ordinary income	$0	0%	$0	0%	$0.661633	37.33%
Capital gains	0	0%	0	0%	0	0%
Return of capital	0	0%	0	0%	1.110567	62.67%

	$0	0%	$0	0%	$1.772200	100.00%

Preferred Stock - Series C
Ordinary income	$0.432071	39.22%	$1.560268	92.46%	$0.630008	37.33%
Capital gains	0	0%	0.127232	7.54%	0	0%
Return of capital	0.669479	60.78%	0	0%	1.057492	62.67%

	$1.101550	100.00%	$1.687500	100.00%	$1.687500	100.00%

	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent

Preferred Stock - Series D
Ordinary income	$0.625130	39.22%	$1.473586	92.46%	$0.595008	37.33%
Capital gains	0	0%	0.120164	7.54%	0	0%
Return of capital	0.968620	60.78%	0	0%	0.998742	62.67%

	$1.593750	100.00%	$1.593750	100.00%	$1.593750	100.00%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the year ended December 31, 2022, S&F had operating income for financial reporting purposes of $71,000. For the years ended December 31, 2021 and 2020, S&F had operating losses for financial reporting purposes of $1.4 million and $273,000, respectively. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2022, 2021 and 2020, S&F recorded $16,000, $10,000 and $10,000, respectively, in federal, state and franchise taxes.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company and S&F have an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of December 31, 2022 the total loan balance under this agreement was approximately $1.1 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2022, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $1.1 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $58.2 million of loans that the Company acquired under the COP Program as of December 31, 2022.

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

The Company and Nuveen are continuing to seek opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio. While the terms and conditions of such new joint venture entities have not been fully negotiated, it is expected that invested capital would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the existing joint venture, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis. (See Note 5).

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2022:
Equity Securities - Preferred Stock	$1,043	$1,043	$0	$0
Equity Securities - Common Stock	41,135	41,135	0	0
Total	$42,178	$42,178	$0	$0

December 31, 2021:
Equity Securities - Preferred Stock	$1,740	$1,740	$0	$0
Equity Securities - Common Stock	112,008	112,008	0	0
Total	$113,748	$113,748	$0	$0

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

The fair value of cash and cash equivalents and notes receivables approximates their current carrying amounts since all such items are short-term in nature. The fair value of marketable securities is primarily based upon quoted market values. The fair value of variable rate mortgages payable and loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. As of December 31, 2022, the fair and carrying value of fixed rate mortgages payable amounted to $503.5 million and $513.7 million, respectively. As of December 31, 2021, the fair and carrying value of fixed rate mortgages payable amounted to $458.4 million and $456.7 million, respectively.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2022, 2021 and 2020 was $27.0 million, $19.7 million and $18.3 million, respectively. Interest cost capitalized to land development during the years ended December 31, 2022, 2021 and 2020 was $2.7 million, $1.5 million and $1.3 million, respectively.

During the year ended December 31, 2020, the Company assumed mortgages totaling $2.7 million, for the acquisition of a community.

During the years ended December 31, 2022, 2021 and 2020, land development costs of $26.3 million, $25.9 million and $14.4 million, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2022, 2021 and 2020, the Company had dividend reinvestments of $2.8 million, $3.5 million and $3.2 million, respectively which required no cash transfers.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Common ATM Program

Since January 1, 2023, the Company issued and sold an additional 1.9 million shares of its Common Stock under the 2022 Common ATM Program at a weighted average price of $16.99 per share, generating gross proceeds of $32.7 million and net proceeds of $32.2 million, after offering expenses. As of February 10, 2023, $22.8 million of Common Stock remained eligible for sale under the 2022 Common ATM Program.

Preferred ATM Program

On January 10, 2023, the Company entered into an At Market Issuance Sales Agreement (“2023 Preferred ATM Program”) with B. Riley Securities, Inc., as distribution agent (the “Distribution Agent”) under which the Company may offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, with a liquidation preference of $25.00 per share (the “Series D Preferred Stock”), having an aggregate sales price of up to $100 million from time to time through the Distribution Agent, as agent or principal. Sales of the shares of Series D Preferred Stock under the Sales Agreement, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agent is not required to sell any specific number or dollar amount of securities, but will use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Distribution Agent and the Company.

Since January 1, 2023, the Company issued and sold an additional 640,000 shares of its Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $22.77 per share, generating gross proceeds of $14.6 million and net proceeds of $14.4 million, after offering expenses. As of February 17, 2023, $85.4 million of Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

Restricted Stock Awards

On January 11, 2023, the Company awarded approximately 25,000 shares of restricted stock to five employees.

Employment Agreements

On January 11, 2023, the Company entered into employment agreements with Mr. Samuel A. Landy, Ms. Anna T. Chew, Mr. Craig Koster and Mr. Brett Taft. The agreements are effective as of January 1, 2023 and have initial terms of three years which will be renewed automatically thereafter for additional successive one (1) year terms commencing on the third anniversary and each subsequent anniversary of the effective date unless otherwise terminated pursuant to the terms of each agreement. The agreements provide for base compensation, incentive bonuses, long term equity compensation awards, which shall be subject to performance-based and time-based vesting requirements, compensation on termination, including change of control, and certain customary fringe benefits, including vacation, life insurance and health benefits and the right to participate in the Company’s 401(k) retirement plan.

Acquisitions

On January 19, 2023, the Company acquired Mighty Oak, a newly developed all-age, manufactured home community located in Albany, Georgia, for approximately $3.7 million through the Company’s OZ Fund. This community contains a total of 118 developed homesites that are situated on approximately 26 acres.

Loans and Mortgages Payable

On February 24, 2023, the Company amended its unsecured line of credit to expand available borrowings from $100 million to $180 million.

On February 27, 2023, the Company paid off a mortgage of approximately $43.1 million with proceeds from additional borrowings on our lines of credit of $20 million, in addition to available cash on hand.

NOTE 18– PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

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

	For the years ended December 31,
	2022	2021

Rental and Related Income	$174,746	$165,078
Community Operating Expenses	76,747	70,098
Net Income (Loss) Attributable to Common Shareholders	(37,536)	19,298
Net Income (Loss) Attributable to Common Shareholders per Share:
Basic	(0.69)	0.42
Diluted	(0.69)	0.41

UMH PROPERTIES, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Allentown	Memphis, TN	$11,992		$250	$2,569	$19,352
Arbor Estates	Doylestown, PA		(2)	2,650	8,266	3,045
Auburn Estates	Orrville, OH	0		114	1,174	1,116
Bayshore Estates	Sandusky, OH	0		561	9,553	2,211
Birchwood Farms	Birch Run, MI		(2)	70	2,797	4,199
Boardwalk	Elkhart, IN	12,799	(6)	1,796	4,768	339
Broadmore Estates	Goshen, IN	43,037	(2)	1,120	11,136	12,709
Brookside	Berwick, PA		(4)	372	4,776	4,051
Brookview	Greenfield Ctr, NY	2,473		38	233	12,451
Camelot Village	Anderson, IN		(7)	824	2,480	2,856
Camelot Woods	Altoona, PA	0		573	2,767	2,521
Candlewick Court	Owosso, MI	4,002		159	7,087	7,185
Carsons	Chambersburg, PA	24,935	(1)	176	2,411	2,968
Catalina	Middletown, OH	4,311		1,008	11,735	14,179
Cedarcrest	Vineland, NJ	10,662		320	1,866	3,832
Center Manor	Monaca, Pa	0		198	5,602	211
Chambersburg	Chambersburg, PA		(1)	108	2,397	1,442
Chelsea	Sayre, PA		(3)	124	2,049	2,302
Cinnamon Woods	Conowingo, MD		(1)	1,884	2,116	1,282
City View	Lewistown, PA	0		137	613	1,551
Clinton	Tiffin, OH	3,147		142	3,302	507
Collingwood	Horseheads, NY		(1)	196	2,318	3,900
Colonial Heights	Wintersville, OH		(2)	67	2,383	8,502
Countryside Estates	Muncie, IN	0		174	1,926	6,639
Countryside Estates	Ravenna, OH		(1)	205	2,896	6,266
Countryside Village	Columbia, TN	100,481	(1)	394	6,917	15,341
Cranberry	Cranberry Twp, PA	6,783		182	1,923	4,526
Crestview	Athens, PA		(1)	188	2,258	3,281
Cross Keys	Duncansville, PA	0		61	378	5,037
Crossroads Village	Mount Pleasant, PA		(1)	183	1,403	230
D&R	Clifton Park, NY	6,828		392	704	3,834
Dallas Mobile Home	Toronto,OH		(1)	276	2,729	3,897
Deer Meadows	New Springfield,OH		(1)	226	2,299	4,855
Deer Run	Dothan, AL	0		298	4,242	7,071
Evergreen Estates	Lodi,OH		(1)	99	1,121	618
Evergreen Manor	Bedford, OH	0		49	2,372	1,546
Evergreen Village	Mantua, OH		(1)	105	1,277	1,411
Fairview Manor	Millville, NJ	14,388		216	1,167	11,463
Fifty One Estates	Elizabeth, PA		(1)	1,214	5,746	3,394
Fohl Village	Canton, OH	9,490		1,018	18,052	100
Forest Creek	Elkhart, IN		(2)	440	7,004	2,889
Forest Park	Cranberry Twp, PA	7,463		75	977	10,512
Fox Chapel Village	Cheswick, PA	0		372	4,082	4,399
Frieden Manor	Schuylkill Haven, PA	12,048	(3)	643	5,294	6,186
Friendly Village	Perrysburg, OH	6,382		1,215	18,141	13,120
Garden View Estates	Orangeburg, SC	0		156	5,044	1,171
Green Acres	Chambersburg, PA	0		63	584	214
Gregory Courts	Honey Brook, PA		(2)	370	1,220	1,332

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Hayden Heights	Dublin,OH	$1,864		$248	$2,148	$1,098
Heather Highlands	Inkerman, PA	0		573	2,152	15,951
Hidden Creek	Erie, MI	0		614	20,717	821
High View Acres	Export, PA		(1)	825	4,264	864
Highland	Elkhart, IN		(2)	510	7,084	6,176
Highland Estates	Kutztown, PA	15,080		145	1,695	12,768
Hillcrest Crossing	Lower Burrell, PA		(1)	961	1,464	10,894
Hillcrest Estates	Marysville, OH		(1)	1,277	3,034	5,775
Hillside Estates	Greensburg, PA		(5)	484	2,679	3,889
Holiday Mobile Village	Nashville, TN	7,102		1,632	5,618	15,385
Holiday Village	Elkhart, IN	7,616		491	13,808	10,823
Holly Acres	Erie, PA	5,910		194	3,591	1,463
Hudson Estates	Peninsula, OH		(1)	141	3,516	6,193
Huntingdon Pointe	Tarrs, PA		(1)	399	865	2,316
Independence Park	Clinton, PA	7,230	(5)	686	2,784	6,414
Iris Winds	Sumter, SC	0		121	3,324	5,291
Kinnebrook	Monticello, NY	3,603		236	1,403	14,840
La Vista Estates	Dothan, AL	0		713	3,165	817
Lake Erie Estates	Fredonia, NY	2,549		104	4,391	3,002
Lake Sherman	Navarre, OH	4,935		290	1,458	15,519
Lakeview Meadows	Lakeview, OH		(1)	574	1,104	2,198
Laurel Woods	Cresson, PA	0		433	2,070	6,621
Little Chippewa	Orrville, OH	0		113	1,135	2,831
Mandell Trails	Butler, PA	0		2,470	4,905	378
Maple Manor	Taylor, PA	34,028	(4)	674	9,433	8,322
Marysville Estates	Marysville, OH		(1)	810	4,556	9,474
Meadowood	New Middletown, OH		(2)	152	3,191	5,644
Meadows	Nappanee, IN	0		549	6,721	11,693
Meadows of Perrysburg	Perrysburg, OH	0		2,146	5,541	1,456
Melrose Village	Wooster, OH	0		767	5,429	8,671
Melrose West	Wooster, OH	0		94	1,040	123
Memphis Blues	Memphis, TN	0		78	810	15,605
Monroe Valley	Jonestown, PA		(3)	114	994	774
Moosic Heights	Avoca, PA		(4)	330	3,794	4,370
Mount Pleasant Village	Mount Pleasant, PA		(1)	280	3,502	1,703
Mountaintop	Narvon, PA		(3)	134	1,665	2,049
New Colony	West Mifflin, PA		(1)	429	4,129	1,961
Northtowne Meadows	Erie, MI	11,322		1,272	23,859	4,404
Oak Ridge	Elkhart, IN		(2)	500	7,524	3,999
Oak Tree	Jackson, NJ	12,000		1,134	21,766	310
Oakwood Lake	Tunkhannock, PA	0		379	1,639	2,683
Olmsted Falls	Olmsted Falls, OH	1,865		569	3,031	2,585
Oxford	West Grove, PA	14,659		175	991	2,934
Parke Place	Elkhart, IN		(6)	4,317	10,341	6,860
Perrysburg Estates	Perrysburg, OH	1,493		399	4,047	6,591
Pikewood Manor	Elyria, OH	13,414		1,053	22,068	17,873
Pine Ridge/Pine Manor	Carlisle, PA	0		38	198	11,058
Pine Valley	Apollo, PA	0		670	1,337	9,825
Pleasant View	Bloomsburg, PA		(4)	282	2,175	3,178
Port Royal	Belle Vernon, PA	0		150	2,492	17,266
Redbud Estates	Anderson, IN	12,408	(7)	1,739	15,091	7,199
River Valley	Marion, OH	0		236	785	9,568
Rolling Hills Estates	Carlisle, PA		(1)	301	1,419	3,119
Rostraver Estates	Belle Vernon, PA		(5)	814	2,204	2,639
Sandy Valley	Magnolia, OH	0		270	1,941	14,395
Shady Hills	Nashville, TN	4,444		337	3,379	5,027
Somerset/Whispering	Somerset, PA		(1)	1,485	2,050	9,854
Southern Terrace	Columbiana, OH		(2)	63	3,387	776

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Southwind	Jackson, NJ	$21,430	(8)	$100	$603	$3,426
Spreading Oaks	Athens, OH	0		67	1,327	4,381
Springfield Meadows	Springfield, OH	0		1,230	3,093	2,994
Suburban Estates	Greensburg, PA	5,000		299	5,837	5,430
Summit Estates	Ravenna, OH		(1)	198	2,779	4,781
Summit Village	Marion, IN	0		522	2,821	4,059
Sunny Acres	Somerset, PA	5,566		287	6,114	3,997
Sunnyside	Eagleville, PA		(2)	450	2,674	970
Trailmont	Goodlettsville, TN	2,963		411	1,867	3,916
Twin Oaks	Olmsted Falls, OH	5,683		823	3,527	2,426
Twin Pines	Goshen, IN		(2)	650	6,307	6,545
Valley High	Ruffs Dale, PA		(5)	284	2,267	2,655
Valley Hills	Ravenna, OH	3,080		996	6,542	10,155
Valley Stream	Mountaintop, PA	0		323	3,191	1,267
Valley View HB	Honeybrook, PA		(2)	1,380	5,348	4,982
Valley View I	Ephrata, PA		(3)	191	4,359	1,250
Valley View II	Ephrata, PA		(3)	72	1,746	78
Voyager Estates	West Newton, PA		(1)	742	3,143	5,878
Waterfalls	Hamburg, NY	4,197		424	3,812	6,216
Wayside	Bellefontaine, OH		(1)	196	1,080	2,958
Weatherly Estates	Lebanon, TN	7,229		1,184	4,034	4,151
Wellington Estates	Export, PA	2,144		896	6,179	6,942
Wood Valley	Caledonia, OH	0		260	1,753	6,546
Woodland Manor	West Monroe, NY		(1)	77	841	5,512
Woodlawn	Eatontown, NJ		(8)	157	281	2,334
Woods Edge	West Lafayette, IN	5,306		1,808	13,321	10,536
Worthington Arms	Lewis Center, OH	8,368		437	12,706	7,402
Youngstown Estates	Youngstown, NY	0		269	1,606	1,959
		$513,709		$73,208	$584,215	$722,104

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/22
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Allentown	Memphis, TN	$1,500	$20,671	$22,171	$(8,000)
Arbor Estates	Doylestown, PA	2,650	11,311	13,961	(3,517)
Auburn Estates	Orrville, OH	114	2,290	2,404	(590)
Bayshore Estates	Sandusky, OH	561	11,764	12,325	(618)
Birchwood Farms	Birch Run, MI	70	6,996	7,066	(2,121)
Boardwalk	Elkhart, IN	1,796	5,107	6,903	(1,051)
Broadmore Estates	Goshen, IN	1,120	23,845	24,965	(7,584)
Brookside	Berwick, PA	372	8,827	9,199	(2,851)
Brookview	Greenfield Ctr, NY	123	12,599	12,722	(4,016)
Camelot Village	Anderson, IN	828	5,332	6,160	(493)
Camelot Woods	Altoona, PA	766	5,095	5,861	(377)
Candlewick Court	Owosso, MI	159	14,272	14,431	(3,809)
Carsons	Chambersburg, PA	176	5,379	5,555	(1,411)
Catalina	Middletown, OH	1,008	25,914	26,922	(6,146)
Cedarcrest	Vineland, NJ	408	5,610	6,018	(3,301)
Center Manor	Monaca, Pa	201	5,810	6,011	(175)
Chambersburg	Chambersburg, PA	118	3,829	3,947	(1,106)
Chelsea	Sayre, PA	124	4,351	4,475	(1,264)
Cinnamon Woods	Conowingo, MD	1,884	3,398	5,282	(558)
City View	Lewistown, PA	137	2,164	2,301	(696)
Clinton	Tiffin, OH	142	3,809	3,951	(1,451)
Collingwood	Horseheads, NY	196	6,218	6,414	(1,594)
Colonial Heights	Wintersville, OH	67	10,885	10,952	(2,736)
Countryside Estates	Muncie, IN	174	8,565	8,739	(2,188)
Countryside Estates	Ravenna, OH	205	9,162	9,367	(2,360)
Countryside Village	Columbia, TN	609	22,043	22,652	(6,451)
Cranberry	Cranberry Twp, PA	182	6,449	6,631	(3,702)
Crestview	Athens, PA	362	5,365	5,727	(1,429)
Cross Keys	Duncansville, PA	61	5,415	5,476	(2,039)
Crossroads Village	Mount Pleasant, PA	183	1,633	1,816	(336)
D&R	Clifton Park, NY	392	4,538	4,930	(2,475)
Dallas Mobile Home	Toronto,OH	276	6,626	6,902	(1,497)
Deer Meadows	New Springfield,OH	226	7,154	7,380	(1,571)
Deer Run	Dothan, AL	301	11,310	11,611	(477)
Evergreen Estates	Lodi,OH	119	1,719	1,838	(504)
Evergreen Manor	Bedford, OH	49	3,918	3,967	(1,096)
Evergreen Village	Mantua, OH	105	2,688	2,793	(716)
Fairview Manor	Millville, NJ	2,535	10,311	12,846	(6,520)
Fifty One Estates	Elizabeth, PA	1,330	9,024	10,354	(956)
Fohl Village	Canton, OH	1,023	18,147	19,170	(110)
Forest Creek	Elkhart, IN	440	9,893	10,333	(3,631)
Forest Park	Cranberry Twp, PA	75	11,489	11,564	(4,847)
Fox Chapel Village	Cheswick, PA	372	8,481	8,853	(1,192)
Frieden Manor	Schuylkill Haven, PA	1,420	10,703	12,123	(3,054)
Friendly Village	Perrysburg, OH	1,266	31,210	32,476	(3,398)
Garden View Estates	Orangeburg, SC	158	6,213	6,371	(82)
Green Acres	Chambersburg, PA	63	798	861	(253)
Gregory Courts	Honey Brook, PA	370	2,552	2,922	(792)
Hayden Heights	Dublin,OH	248	3,246	3,494	(920)
Heather Highlands	Inkerman, PA	573	18,103	18,676	(7,532)
Hidden Creek	Erie, MI	618	21,534	22,152	(323)
High View Acres	Export, PA	825	5,128	5,953	(898)
Highland	Elkhart, IN	510	13,260	13,770	(4,642)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/22
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Highland Estates	Kutztown, PA	$404	$14,204	$14,608	$(8,693)
Hillcrest Crossing	Lower Burrell, PA	961	12,358	13,319	(1,744)
Hillcrest Estates	Marysville, OH	1,277	8,809	10,086	(1,468)
Hillside Estates	Greensburg, PA	484	6,568	7,052	(1,644)
Holiday Mobile Village	Nashville, TN	1,632	21,003	22,635	(4,465)
Holiday Village	Elkhart, IN	491	24,631	25,122	(5,843)
Holly Acres	Erie, PA	194	5,054	5,248	(1,284)
Hudson Estates	Peninsula, OH	141	9,709	9,850	(2,612)
Huntingdon Pointe	Tarrs, PA	399	3,181	3,580	(602)
Independence Park	Clinton, PA	686	9,198	9,884	(1,807)
Iris Winds	Sumter, SC	122	8,614	8,736	(374)
Kinnebrook	Monticello, NY	353	16,126	16,479	(7,378)
La Vista Estates	Dothan, AL	718	3,977	4,695	(73)
Lake Erie Estates	Fredonia, NY	140	7,357	7,497	(595)
Lake Sherman	Navarre, OH	290	16,977	17,267	(6,500)
Lakeview Meadows	Lakeview, OH	726	3,150	3,876	(612)
Laurel Woods	Cresson, PA	433	8,691	9,124	(3,418)
Little Chippewa	Orrville, OH	113	3,966	4,079	(947)
Mandell Trails	Butler, PA	2,537	5,216	7,753	(107)
Maple Manor	Taylor, PA	674	17,755	18,429	(6,144)
Marysville Estates	Marysville, OH	818	14,022	14,840	(2,161)
Meadowood	New Middletown, OH	152	8,835	8,987	(2,432)
Meadows	Nappanee, IN	549	18,414	18,963	(4,046)
Meadows of Perrysburg	Perrysburg, OH	2,182	6,961	9,143	(912)
Melrose Village	Wooster, OH	767	14,100	14,867	(3,546)
Melrose West	Wooster, OH	94	1,163	1,257	(369)
Memphis Blues	Memphis, TN	336	16,157	16,493	(3,461)
Monroe Valley	Jonestown, PA	114	1,768	1,882	(558)
Moosic Heights	Avoca, PA	330	8,164	8,494	(2,540)
Mount Pleasant Village	Mount Pleasant, PA	280	5,205	5,485	(1,067)
Mountaintop	Narvon, PA	249	3,599	3,848	(883)
New Colony	West Mifflin, PA	448	6,071	6,519	(699)
Northtowne Meadows	Erie, MI	1,313	28,222	29,535	(3,655)
Oak Ridge	Elkhart, IN	500	11,523	12,023	(3,803)
Oak Tree	Jackson, NJ	1,149	22,061	23,210	(67)
Oakwood Lake	Tunkhannock, PA	379	4,322	4,701	(1,176)
Olmsted Falls	Olmsted Falls, OH	569	5,616	6,185	(1,682)
Oxford	West Grove, PA	155	3,945	4,100	(2,416)
Parke Place	Elkhart, IN	4,317	17,201	21,518	(4,111)
Perrysburg Estates	Perrysburg, OH	407	10,630	11,037	(1,275)
Pikewood Manor	Elyria, OH	1,071	39,923	40,994	(5,192)
Pine Ridge/Pine Manor	Carlisle, PA	145	11,149	11,294	(5,069)
Pine Valley	Apollo, PA	732	11,100	11,832	(4,306)
Pleasant View	Bloomsburg, PA	307	5,328	5,635	(1,559)
Port Royal	Belle Vernon, PA	505	19,403	19,908	(9,216)
Redbud Estates	Anderson, IN	1,753	22,276	24,029	(3,183)
River Valley	Marion, OH	236	10,353	10,589	(4,768)
Rolling Hills Estates	Carlisle, PA	517	4,322	4,839	(1,230)
Rostraver Estates	Belle Veron, PA	814	4,843	5,657	(1,315)
Sandy Valley	Magnolia, OH	270	16,336	16,606	(6,585)
Shady Hills	Nashville, TN	337	8,406	8,743	(2,790)
Somerset/Whispering	Somerset, PA	1,489	11,900	13,389	(5,208)
Southern Terrace	Columbiana, OH	63	4,163	4,226	(1,458)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/22
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Southwind	Jackson, NJ	$100	$4,029	$4,129	$(2,372)
Spreading Oaks	Athens, OH	67	5,708	5,775	(2,597)
Springfield Meadows	Springfield, OH	1,230	6,087	7,317	(997)
Suburban Estates	Greensburg, PA	299	11,267	11,566	(3,819)
Summit Estates	Ravenna, OH	198	7,560	7,758	(1,981)
Summit Village	Marion, IN	522	6,880	7,402	(1,518)
Sunny Acres	Somerset, PA	287	10,111	10,398	(3,540)
Sunnyside	Eagleville, PA	662	3,432	4,094	(1,121)
Trailmont	Goodlettsville, TN	411	5,783	6,194	(1,829)
Twin Oaks	Olmsted Falls, OH	998	5,778	6,776	(1,970)
Twin Pines	Goshen, IN	650	12,852	13,502	(3,994)
Valley High	Ruffs Dale, PA	284	4,922	5,206	(1,214)
Valley Hills	Ravenna, OH	996	16,697	17,693	(4,515)
Valley Stream	Mountaintop, PA	323	4,458	4,781	(1,073)
Valley View HB	Honeybrook, PA	1,380	10,330	11,710	(3,029)
Valley View I	Ephrata, PA	280	5,520	5,800	(1,990)
Valley View II	Ephrata, PA	72	1,824	1,896	(670)
Voyager Estates	West Newton, PA	742	9,021	9,763	(1,827)
Waterfalls	Hamburg, NY	424	10,028	10,452	(5,294)
Wayside	Bellefontaine, OH	261	3,973	4,234	(579)
Weatherly Estates	Lebanon, TN	1,184	8,185	9,369	(4,314)
Wellington Estates	Export, PA	896	13,121	14,017	(1,987)
Wood Valley	Caledonia, OH	260	8,299	8,559	(4,002)
Woodland Manor	West Monroe, NY	77	6,353	6,430	(2,017)
Woodlawn	Eatontown, NJ	135	2,637	2,772	(1,104)
Woods Edge	West Lafayette, IN	1,808	23,857	25,665	(5,499)
Worthington Arms	Lewis Center, OH	437	20,108	20,545	(4,510)
Youngstown Estates	Youngstown, NY	269	3,565	3,834	(910)
		$80,964	$1,298,563	$1,379,527	$(340,776)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Arbor Estates	Doylestown, PA	1959	2013	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Bayshore Estates	Sandusky, OH	1969	2021	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Boardwalk	Elkhart, IN	1995-1996	2017	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Camelot Village	Anderson, IN	1998	2018	5 to 27.5
Camelot Woods	Altoona, PA	1999	2020	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedarcrest	Vineland, NJ	1973	1986	5 to 27.5
Center Manor	Monaca, Pa	1957	2022	5 to 27.5
Chambersburg	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
Cinnamon Woods	Conowingo, MD	2005	2017	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	5 to 27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Athens, PA	1964	2012	5 to 27.5
Cross Keys	Duncansville, PA	1961	1979	5 to 27.5
Crossroads Village	Mount Pleasant, PA	1955/2004	2017	5 to 27.5
D&R	Clifton Park, NY	1972	1978	5 to 27.5
Dallas Mobile Home	Toronto,OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield,OH	1973	2014	5 to 27.5
Deer Run	Dothan, AL	1960	2021	5 to 27.5
Evergreen Estates	Lodi,OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Fifty One Estates	Elizabeth, PA	1970’s	2019	5 to 27.5
Fohl Village	Canton, OH	1972	2022	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Fox Chapel Village	Cheswick, PA	1975	2017	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Friendly Village	Perrysburg, OH	1970	2019	5 to 27.5
Garden View Estates	Orangeburg, SC	1962	2022	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	5 to 27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin,OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
Hidden Creek	Erie, MI	1993	2022	5 to 27.5
High View Acres	Export, PA	1984	2017	5 to 27.5
Highland	Elkhart, IN	1969	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillcrest Crossing	Lower Burrell, PA	1971	2017	5 to 27.5
Hillcrest Estates	Marysville, OH	1995	2017	5 to 27.5
Hillside Estates	Greensburg, PA	1980	2014	5 to 27.5
Holiday Mobile Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5
Independence Park	Clinton, PA	1987	2014	5 to 27.5
Iris Winds	Sumter, SC	1972	2021	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
La Vista Estates	Dothan, AL	1972	2022	5 to 27.5
Lake Erie Estates	Fredonia, NY	1965-1975	2020	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Lakeview Meadows	Lakeview, OH	1995	2016	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Mandell Trails	Butler, PA	1969	2022	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
Marysville Estates	Marysville, OH	1960s to 2015	2017	5 to 27.5
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Meadows of Perrysburg	Perrysburg, OH	1998	2018	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	5 to 27.5
Memphis Blues	Memphis, TN	1955	1985	5 to 27.5
Monroe Valley	Jonestown, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mount Pleasant Village	Mount Pleasant, PA	1977-1986	2017	5 to 27.5
Mountaintop	Narvon, PA	1972	2012	5 to 27.5
New Colony	West Mifflin, PA	1975	2019	5 to 27.5
Northtowne Meadows	Erie, MI	1988, 1995, 1999	2019	5 to 27.5
Oak Ridge	Elkhart, IN	1990	2013	5 to 27.5
Oak Tree	Jackson, NJ	1958	2022	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Falls, OH	1953/1970	2012	5 to 27.5
Oxford	West Grove, PA	1971	1974	5 to 27.5
Parke Place	Elkhart, IN	1995-1996	2017	5 to 27.5
Perrysburg Estates	Perrysburg, OH	1972	2018	5 to 27.5
Pikewood Manor	Elyria, OH	1962	2018	5 to 27.5
Pine Ridge/Pine Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View	Bloomsburg, PA	1960’s	2010	5 to 27.5
Port Royal	Belle Vernon, PA	1973	1983	5 to 27.5
Redbud Estates	Anderson, IN	1966/1998/2003	2018	5 to 27.5
River Valley	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Veron, PA	1970	2014	5 to 27.5
Sandy Valley	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	5 to 27.5
Southern Terrace	Columbiana, OH	1983	2012	5 to 27.5
Southwind	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5
Springfield Meadows	Springfield, OH	1970	2016	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Summit Village	Marion, IN	2000	2018	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks	Olmsted Falls, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5
Valley High	Ruffs Dale, PA	1974	2014	5 to 27.5
Valley Hills	Ravenna, OH	1960-1970	2014	5 to 27.5
Valley Stream	Mountaintop, PA	1970	2015	5 to 27.5
Valley View HB	Honeybrook, PA	1970	2013	5 to 27.5
Valley View I	Ephrata, PA	1961	2012	5 to 27.5
Valley View II	Ephrata, PA	1999	2012	5 to 27.5
Voyager Estates	West Newton, PA	1968	2015	5 to 27.5
Waterfalls	Hamburg, NY	prior to 1980	1997	5 to 27.5
Wayside	Bellefontaine, OH	1960	2016	5 to 27.5
Weatherly Estates	Lebanon, TN	1997	2006	5 to 27.5
Wellington Estates	Export, PA	1970/1996	2017	5 to 27.5
Wood Valley	Caledonia, OH	prior to 1980	1996	5 to 27.5
Woodland Manor	West Monroe, NY	prior to 1980	2003	5 to 27.5
Woodlawn	Eatontown, NJ	1964	1978	5 to 27.5
Woods Edge	West Lafayette, IN	1974	2015	5 to 27.5
Worthington Arms	Lewis Center, OH	1968	2015	5 to 27.5
Youngstown Estates	Youngstown, NY	1963	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(1)	Represents one mortgage note payable secured by twenty-eight properties and one mortgage notes payable secured by the rental home therein.

(2)	Represents one mortgage note payable secured by thirteen properties.

(3)	Represents one mortgage note payable secured by six properties.

(4)	Represents one mortgage note payable secured by four properties.

(5)	Represents one mortgage note payable secured by four properties.

(6)	Represents one mortgage note payable secured by two properties.

(7)	Represents one mortgage note payable secured by two properties.

(8)	Represents one mortgage note payable secured by two properties.

(9)	Reconciliation

	/———-FIXED ASSETS————/ (in thousands)
	12/31/22	12/31/21	12/31/20

Balance – Beginning of Year	$1,198,104	$1,100,256	$1,008,104

Additions:
Acquisitions	85,553	8,546	7,835
Improvements	108,544	94,213	88,684
Total Additions	194,097	102,759	96,519

Deletions	(12,674)	(4,911)	(4,367)

Balance – End of Year	$1,379,527	$1,198,104	$1,100,256

	/——ACCUMULATED DEPRECIATION——/ (in thousands)
	12/31/22	12/31/21	12/31/20

Balance – Beginning of Year	$295,740	$254,369	$216,332

Additions:
Depreciation	46,650	43,064	39,525
Total Additions	46,650	43,064	39,525

Deletions	(1,614)	(1,693)	(1,488)

Balance – End of Year	$340,776	$295,740	$254,369

(10)	The aggregate cost for Federal tax purposes approximates historical cost.

-111-