Form 10-Q
period 2023-03-31
UMH PROPERTIES, INC.
filed 2023-05-09
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 001-12690

UMH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	22-1890929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ	07728
(Address of Principal Executive 0ffices)	(Zip Code)

Registrant’s telephone number, including area code (732) 577-9997

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.10 par value	UMH	New York Stock Exchange
6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value	UMH PRD	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of May 2, 2023
Common Stock, $0.10 par value per share	60,718,549

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(in thousands except per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
- ASSETS -
Investment Property and Equipment
Land	$87,286	$86,619
Site and Land Improvements	855,490	846,218
Buildings and Improvements	35,956	35,933
Rental Homes and Accessories	441,535	422,818
Total Investment Property	1,420,267	1,391,588
Equipment and Vehicles	27,247	26,721
Total Investment Property and Equipment	1,447,514	1,418,309
Accumulated Depreciation	(375,830)	(363,098)
Net Investment Property and Equipment	1,071,684	1,055,211

Other Assets
Cash and Cash Equivalents	32,858	29,785
Marketable Securities at Fair Value	39,285	42,178
Inventory of Manufactured Homes	88,342	88,468
Notes and Other Receivables, net	70,146	67,271
Prepaid Expenses and Other Assets	15,517	20,011
Land Development Costs	28,743	23,250
Investment in Joint Venture	23,766	18,422
Total Other Assets	298,657	289,385

TOTAL ASSETS	$1,370,341	$1,344,596

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(in thousands except per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$460,943	$508,938

Other Liabilities:
Accounts Payable	6,020	6,387
Loans Payable, net of unamortized debt issuance costs	191,102	153,531
Series A Bonds, net of unamortized debt issuance costs	99,419	99,207
Accrued Liabilities and Deposits	12,741	16,852
Tenant Security Deposits	8,722	8,485
Total Other Liabilities	318,004	284,462
Total Liabilities	778,947	793,400

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 13,700 and 9,300 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 9,889 and 9,015 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	247,237	225,379
Common Stock - $0.10 par value per share, 149,648 and 154,048 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 59,984 and 57,595 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5,998	5,760
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	0	0
Additional Paid-In Capital	361,331	343,189
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	589,202	548,964
Non-Controlling Interest in Consolidated Subsidiaries	2,192	2,232
Total Shareholders’ Equity	591,394	551,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,370,341	$1,344,596

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(in thousands except per share amounts)

	THREE MONTHS ENDED
	March 31, 2023	March 31, 2022

INCOME:
Rental and Related Income	$45,305	$41,577
Sales of Manufactured Homes	7,302	4,291
Total Income	52,607	45,868

EXPENSES:
Community Operating Expenses	20,088	18,071
Cost of Sales of Manufactured Homes	4,985	2,983
Selling Expenses	1,812	1,155
General and Administrative Expenses	4,982	3,898
Depreciation Expense	13,373	11,717
Total Expenses	45,240	37,824

OTHER INCOME (EXPENSE):
Interest Income	1,138	910
Dividend Income	706	780
Gain (Loss) on Sales of Marketable Securities, net	(42)	30,721
Decrease in Fair Value of Marketable Securities	(2,395)	(31,750)
Other Income	328	220
Loss on Investment in Joint Venture	(305)	(121)
Interest Expense	(8,330)	(5,487)
Total Other Income (Expense)	(8,900)	(4,727)

Income (Loss) before Gain (Loss) on Sales of Investment Property and Equipment	(1,533)	3,317
Gain (Loss) on Sales of Investment Property and Equipment	32	(42)
Net Income (Loss)	(1,501)	3,275
Preferred Dividends	(3,836)	(7,600)
Loss Attributable to Non-Controlling Interest	40	0
Net Loss Attributable to Common Shareholders	$(5,297)	$(4,325)

Net Loss Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.09)	$(0.09)

Weighted Average Common Shares Outstanding:

Basic	59,085	52,301
Diluted	59,085	52,301

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series C	Series D

Balance December 31, 2022	57,595	$5,760	$0	$225,379

Common Stock Issued with the DRIP	164	15	0	0
Common Stock Issued through Restricted Stock Awards	140	14	0	0
Common Stock Issued through Stock Options	14	1	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,071	208	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	21,858
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Loss	0	0	0	0

Balance March 31, 2023	59,984	$5,998	$0	$247,237

Balance December 31, 2021	51,651	$5,165	$247,100	$215,219

Common Stock Issued with the DRIP	72	7	0	0
Common Stock Issued through Restricted Stock Awards	114	11	0	0
Common Stock Issued through Stock Options	78	8	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	1,585	159	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance March 31, 2022	53,500	$5,350	$247,100	$215,219

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2022	$343,189	$(25,364)	$2,232	$551,196

Common Stock Issued with the DRIP	2,502	0	0	2,517
Common Stock Issued through Restricted Stock Awards	(14)	0	0	0
Common Stock Issued through Stock Options	136	0	0	137
Common Stock Issued in connection with At-The-Market Offerings, net	34,080	0	0	34,288
Preferred Stock Issued in connection with At-The-Market Offerings, net	(2,567)	0	0	19,291
Distributions	(17,523)	1,461	0	(16,062)
Stock Compensation Expense	1,528	0	0	1,528
Net Loss	0	(1,461)	(40)	(1,501)

Balance March 31, 2023	$361,331	$(25,364)	$2,192	$591,394

Balance December 31, 2021	$300,020	$(25,364)	$0	$742,140

Common Stock Issued with the DRIP	1,667	0	0	1,674
Common Stock Issued through Restricted Stock Awards	(11)	0	0	0
Common Stock Issued through Stock Options	985	0	0	993
Common Stock Issued in connection with At-The-Market Offerings, net	38,210	0	0	38,369
Distributions	(14,731)	(3,275)	0	(18,006)
Stock Compensation Expense	1,169	0	0	1,169
Net Income	0	3,275	0	3,275

Balance March 31, 2022	$327,309	$(25,364)	$0	$769,614

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(in thousands)

	THREE MONTHS ENDED
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,501)	$3,275
Non-Cash items included in Net Income (Loss):
Depreciation	13,373	11,717
Amortization of Financing Costs	518	406
Stock Compensation Expense	1,528	1,169
Provision for Uncollectible Notes and Other Receivables	358	183
(Gain) Loss on Sales of Marketable Securities, net	42	(30,721)
Decrease in Fair Value of Marketable Securities	2,395	31,750
(Gain) Loss on Sales of Investment Property and Equipment	(32)	42
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	126	(10,629)
Notes and Other Receivables, net of notes acquired with acquisitions	(3,232)	(2,761)
Prepaid Expenses and Other Assets	3,606	1,482
Accounts Payable	(367)	91
Accrued Liabilities and Deposits	(4,111)	(485)
Tenant Security Deposits	237	89
Net Cash Provided by Operating Activities	12,940	5,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(3,679)	(5,989)
Purchase of Investment Property and Equipment	(26,767)	(12,240)
Proceeds from Sales of Investment Property and Equipment	632	738
Additions to Land Development Costs	(5,493)	(3,523)
Purchase of Marketable Securities	(6)	(5)
Proceeds from Sales of Marketable Securities	462	55,752
Investment in Joint Venture	(5,344)	(116)
Net Cash Provided by (Used in) Investing Activities	(40,195)	34,617

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	0	25,643
Net Proceeds (Payments) from Short-Term Borrowings	37,984	(4,951)
Principal Payments of Mortgages and Loans	(48,214)	(2,891)
Proceeds from Bonds Issuance	0	102,670
Financing Costs on Debt	(501)	(5,040)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	19,291	0
Proceeds from At-The-Market Common Equity Program, net of offering costs	34,288	38,369
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	1,862	763
Proceeds from Exercise of Stock Options	137	993
Preferred Dividends Paid	(3,836)	(7,600)
Common Dividends Paid, net of dividend reinvestments	(11,571)	(9,495)
Net Cash Provided by Financing Activities	29,440	138,461

Net Increase in Cash, Cash Equivalents and Restricted Cash	2,185	178,686
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40,876	125,026
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$43,061	$303,712

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 135 manufactured home communities (including two communities acquired through its qualified opportunity zone fund (See Note 6)) containing approximately 25,700 developed homesites as of March 31, 2023. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina and Georgia. The Company also has an ownership interest in and operates two communities in Florida through its joint venture with Nuveen Real Estate. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also owns a portfolio of investment securities consisting of marketable equity securities issued by other REITS. This portfolio represents approximately 2.2% of the Company’s undepreciated assets. The Company does not intend to increase its investment in this REIT securities portfolio. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries and its qualified opportunity zone fund). All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of March 31, 2023, the right-of-use assets and corresponding lease liabilities of $3.5 million are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2023	$345
2024	460
2025	460
2026	460
2027	257
Thereafter	18,614

Total Lease Payments	$20,596

The weighted average remaining lease term for these leases is 160.6 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

Restricted Cash

The Company’s restricted cash consists of amounts primarily held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. Restricted cash is included in prepaid expenses and other assets on the consolidated balance sheets.

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	3/31/23	12/31/22	3/31/22	12/31/21

Cash and Cash Equivalents	$32,858	$29,785	$292,465	$116,175
Restricted Cash	10,203	11,091	11,247	8,851
Cash, Cash Equivalents And Restricted Cash	$43,061	$40,876	$303,712	$125,026

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

Notes Receivables

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of March 31, 2023 and 2022, the Company had notes receivable of $66.4 million and $53.5 million, net the fair value adjustment of $1.4 million and $1.1 million, respectively. Notes receivable are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

Other Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss) less Income (Loss) Attributable to Non-Controlling Interest by the weighted average number of common shares outstanding, and when dilutive, the potential net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. In periods with a net loss, the diluted loss per share equals the basic loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

For the three months ended March 31, 2023 and 2022, common stock equivalents of 682,000 shares and 1.4 million shares, respectively, were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions

On January 19, 2023, the Company acquired Mighty Oak, a newly developed manufactured home community located in Albany, Georgia, for approximately $3.7 million, through its qualified opportunity zone fund (See Note 6). This community contains a total of 118 newly developed homesites that are situated on approximately 26 total acres.

The Company has evaluated this acquisition and has determined that it should be accounted for as an acquisition of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $29,000 for the three months ended March 31, 2023, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the three months ended March 31, 2023 (in thousands):

At Acquisition Date
Assets Acquired:
Land	$234
Depreciable Property	3,445
Total Assets Acquired	$3,679

See Note 14 for the Unaudited Pro Forma Financial Information relating to this acquisition.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $39.3 million as of March 31, 2023, which represents 2.2% of undepreciated assets. The Company does not intend to increase its investments in this REIT securities portfolio. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

As of March 31, 2023, the Company had total net unrealized losses of $38.5 million in its REIT securities portfolio. For the three months ended March 31, 2023, the Company recorded a $2.4 million decrease in the fair value of these marketable securities. The Company held twelve securities that had unrealized losses as of March 31, 2023.

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

In December 2021, the joint venture closed on the acquisition of Sebring Square, a newly developed all-age, manufactured home community located in Sebring, Florida, for a total purchase price of $22.2 million. This community contains 219 developed homesites situated on approximately 39 acres. On December 23, 2022, the joint venture closed on the acquisition of Rum Runner, a newly developed all-age, manufactured home community also located in Sebring, Florida for a total purchase price of $15.1 million. This community contains 144 developed homesites. situated on approximately 20 acres. The Company manages these communities on behalf of the joint venture.

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

NOTE 6 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized from its investment in Monmouth Real Estate Investment Corp. (“MREIC”), which was acquired by merger in February 2022, in UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million (See Note 3). As of March 31, 2023, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers and directors of the Company.

NOTE 7 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Unsecured Line of Credit

On November 7, 2022, the Company entered into the Second Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The expanded Facility is syndicated with two banks, BMO and JPMorgan, as joint arrangers and joint book runners, with Bank of Montreal as administrative agent. The Second Amended Credit Agreement provides for an increase from $75 million in available borrowings to $100 million in available borrowings with a $400 million accordion feature, bringing the total potential availability up to $500 million, subject to certain conditions including obtaining commitments from additional lenders. The Second Amended Credit Agreement also extends the maturity date of the Facility from November 29, 2022 to November 7, 2026, with a further one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the amended Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The value of the Borrowing Base communities is based on a capitalization rate of 6.5% applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base. Interest rates on borrowings are based on the Company’s overall leverage ratio and are equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.50% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%.

On February 24, 2023, the Company amended its unsecured line of credit to expand available borrowings from $100 million to $180 million. As of March 31, 2023, the amount outstanding under the Facility was $100 million and the interest rate was 6.59%.

Loans Payable

The following is a summary of our loans payable as of March 31, 2023 and December 31, 2022 (in thousands):

	3/31/2023		12/31/2022
	Amount	Rate	Amount	Rate

Margin Loan	$0	0%	$0	0%
Unsecured line of credit	100,000	6.59%	75,000	5.88%
Floorplan inventory financing	57,109	8.48%	64,126	7.70%
FirstBank rental home financing	15,100	7.75%	5,100	6.50%
OceanFirst notes receivable financing	20,000	8.00%	10,000	7.50%
Total Loans Payable	192,209	7.39%	154,226	6.76%
Unamortized debt issuance costs	(1,107)		(695)
Loans Payable, net of unamortized debt issuance costs	$191,102	7.43%	$153,531	6.79%

On March 9, 2023, the Company entered into a $30 million revolving line of credit with Triad Financial Services (“Triad”) secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of March 31, 2023, the Company is in compliance with these covenants.

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

The 2027 Bonds are general unsecured obligations of the Company and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The Deed of Trust includes certain customary covenants, including financial covenants requiring the Company to maintain certain ratios of debt to net operating income, to shareholders’ equity and to earnings, and customary events of default. The 2027 Bonds were offered solely to investors outside the United States and were not offered to, or for the account or benefit of, U.S. Persons (as defined in Regulation S under the Securities Act of 1933).

Mortgages Payable

The following is a summary of our mortgages payable as of March 31, 2023 and December 31, 2022 (in thousands):

	3/31/2023		12/31/2022
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$465,495	3.91%	$513,709	3.93%
Unamortized debt issuance costs	(4,552)		(4,771)
Mortgages Payable, net of unamortized debt issuance costs	$460,943	3.95%	$508,938	3.97%

As of March 31, 2023 and December 31, 2022, the weighted average loan maturity of mortgages payable was 5.3 years and 5.1 years, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

On January 11, 2023, the Board of Directors approved a 2.5% increase in the Company’s quarterly common stock dividend, raising it to $0.205 per share from $0.20 per share.

On March 15, 2023, the Company paid total cash dividends of $12.2 million or $0.205 per share to common shareholders of record as of the close of business on February 15, 2023, of which $655,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On April 3, 2023, the Company declared a dividend of $0.205 per share to be paid June 15, 2023 to common shareholders of record as of the close of business on May 15, 2023.

During the three months ended March 31, 2023, the Company received, including dividends reinvested of $655,000, a total of $2.5 million from its DRIP. There were 164,000 shares issued under the DRIP during this period.

On January 11, 2023, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three months ended March 31, 2023, the Company did not repurchase any shares of its Common Stock.

Common Stock At-The-Market Sales Programs

On March 7, 2022, the Company entered into an Equity Distribution Agreement (the “2022 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC and Janney Montgomery Scott LLC, as distribution agents (the “Distribution Agents”) under which the Company may offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the 2022 Common ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. For the three months ended March 31, 2023, 2.1 million shares of Common Stock were issued and sold at a weighted average price of $16.83 per share, generating gross proceeds of $34.8 million and net proceeds of $34.3 million, after offering expenses. As of March 31, 2023, $20.6 million of common stock remained eligible for sale under the 2022 Common ATM Program.

On April 4, 2023, the Company entered into a new Equity Distribution Agreement (the “2023 Common ATM Program”) and terminated the use of the 2022 Common ATM Program (see Note 13).

6.375% Series D Cumulative Redeemable Preferred Stock

On March 15, 2023, the Company paid $3.8 million in dividends or $0.3984375 per share for the period from December 1, 2022 through February 28, 2023 to holders of record as of the close of business on February 15, 2023 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On April 3, 2023, the Company declared a dividend of $0.3984375 per share for the period from March 1, 2023 through May 31, 2023 to be paid on June 15, 2023 to Series D Preferred shareholders of record as of the close of business on May 15, 2023.

Preferred Stock At-The-Market Sales Program

On July 22, 2020, the Company entered into a Preferred Stock At-The-Market Sales Program (“2020 Preferred ATM Program”) with B. Riley Securities, Inc., as distribution agent (“B. Riley”), under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the 2020 Preferred ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Series C Preferred Stock and/or Series D Preferred Stock sold under the 2020 Preferred ATM Program are offered and sold pursuant to the Company’s 2020 Registration Statement and pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated July 22, 2020. The 2020 Preferred ATM Program replaced the Company’s previous at-the-market sales program for its Series C Preferred Stock and/or Series D Preferred Stock. On August 22, 2022, the Company disclosed that in light of the redemption of the Company’s Series C Preferred Stock, it does not intend to issue any new shares of Series C Preferred Stock and accordingly any future sales under the 2020 Preferred ATM Program would solely be shares of Series D Preferred Stock. During the three months ended March 31, 2023, the Company issued and sold 126,000 shares of Series D Preferred Stock under the 2020 Preferred ATM Program at a weighted average price of $22.25 per share, generating total gross and net proceeds, of $2.8 million.

On January 10, 2023, the Company entered into an At Market Issuance Sales Agreement (“2023 Preferred ATM Program”) with B. Riley and terminated the use of the 2020 Preferred ATM Program. Under the 2023 Preferred ATM Program, the Company may offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, with a liquidation preference of $25.00 per share (the “Series D Preferred Stock”), having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. Since January 10, 2023, the Company issued and sold 748,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $22.56 per share, generating gross proceeds of $16.9 million and net proceeds of $16.5 million, after offering expenses.

As of March 31, 2023, $83.1 million in shares of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

NOTE 9 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.5 million and $1.2 million have been recognized for the three months ended March 31, 2023 and 2022, respectively.

On January 11, 2023, the Company awarded a total of 25,000 shares of restricted stock to five employees. The grant date fair value of these restricted stock grants was $413,000. These grants vest ratably over 5 years.

On January 11, 2023, the Company awarded a total of 7,488 shares of common stock to nine members of our Board of Directors. The grant date fair value of these awards was $124,000.

On March 21, 2023, the Company awarded a total of 8,622 shares of common stock to nine members of our Board of Directors. The grant date fair value of these awards was $124,000.

On March 21, 2023, the Company awarded a total of 98,500 shares of restricted stock to two employees, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $1.4 million. These grants vest ratably over 5 years.

On March 21, 2023, the Company granted options to purchase 1.4 million shares of common stock to sixty-nine participants in the Company’s Amended and Restated 2013 Incentive Award Plan (the “A&R 2013 Plan”). The grant date fair value of these options amounted to $4.2 million. These grants vest ratably over five years. Compensation costs for grants issued to a participant who is of retirement age are recognized at the time of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2023:

2023

Dividend yield	3.94%
Expected volatility	27.14%
Risk-free interest rate	3.59%
Expected lives	10
Estimated forfeitures	0

During the three months ended March 31, 2023, two participants exercised options to purchase a total of 14,000 shares of common stock at a weighted-average exercise price of $9.79 per share for total proceeds of $137,000. The aggregate intrinsic value of options exercised was $105,000.

As of March 31, 2023, there were options outstanding to purchase 4.8 million shares, with an aggregate intrinsic value of $6.0 million. There were 201,000 shares available for grant under the A&R 2013 Plan.

On March 21, 2023, the Company’s Board of Directors adopted, subject to shareholder approval at the 2023 Annual Meeting of Shareholders (to be held on May 31, 2023), the UMH Properties, Inc. 2023 Equity Incentive Award Plan (the “2023 Plan”). If approved at the annual meeting, the 2023 Plan will replace the Company’s existing A&R 2013 Plan, which by its terms terminates with respect to new awards on June 13, 2023. Outstanding grants under the A&R 2013 Plan will continue to be subject to the terms of the A&R 2013 Plan. No future awards will be granted under the A&R 2013 Plan in the event of shareholder approval of the 2023 Plan, except for those shares previously reserved for outstanding performance-based grants under the A&R 2013 Plan.

NOTE 10 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2023:
Marketable Securities - Preferred stock	$560	$560	$0	$0
Marketable Securities - Common stock	38,725	38,725	0	0
Total	$39,285	$39,285	$0	$0

As of December 31, 2022:
Marketable Securities - Preferred stock	$1,043	$1,043	$0	$0
Marketable Securities - Common stock	41,135	41,135	0	0
Total	$42,178	$42,178	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2023, the estimated fair value of fixed rate mortgages payable amounted to $453.6 million and the carrying value of fixed rate mortgages payable amounted to $465.5 million.

NOTE 11 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company has an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage can provide financing for home purchasers in the Company’s communities. The Company does not receive referral fees or other cash compensation under the agreement. If 21st Mortgage makes loans to purchasers and those purchasers default on their loans and 21st Mortgage repossesses the homes securing such loans, the Company has agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. This agreement may be terminated by either party with 30 days written notice. As of March 31, 2023, the total loan balance under this agreement was approximately $1.0 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of March 31, 2023, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $1.0 million. Although this agreement is still active, this program is not being utilized by the Company’s new customers as a source of financing.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $61.9 million of loans that the Company acquired under the COP Program as of March 31, 2023.

The Company and one of its subsidiaries are parties to a Limited Liability Company Agreement dated as of December 8, 2021 with an affiliate of Nuveen, which governs the joint venture between the Company and Nuveen. The LLC Agreement provides for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The Company is required to fund 40% of the committed capital and Nuveen is required to fund 60%. All such funding will be on a parity basis. The Company and Nuveen are continuing to seek opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio. While the terms and conditions of such new joint venture entities have not been fully negotiated, it is expected that invested capital would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the existing joint venture, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis (See Note 5).

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2023 and 2022 was $9.1 million and $5.9 million, respectively. Interest cost capitalized to land development was $1.3 million and $330,000 for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022, the Company had Dividend Reinvestments of $655,000 and $911,000, respectively, which required no cash transfers.

NOTE 13– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since April 1, 2023, the Company issued and sold an additional 278,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $21.76 per share, generating gross proceeds of $6.0 million and net proceeds of $5.9 million, after offering expenses. As of May 4, 2023, $77.1 million of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

On April 4, 2023, the Company entered into an equity distribution agreement (“2023 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as distribution agents (the “Distribution Agents”) under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share (the “Common Stock”), having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company.

Subsequent to quarter end, the Company issued and sold an additional 53,000 shares of its Common Stock under the 2022 Common ATM Program and 635,000 shares of its Common Stock under the 2023 Common ATM Program at a weighted average price of $15.03 per share, generating gross proceeds of $10.3 million and net proceeds of $10.2 million, after offering expenses. As of May 4, 2023, $140.4 million of Common Stock remained eligible for sale under the 2023 Common ATM Program.

NOTE 14 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2022 and 2023. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions; and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	Three Months Ended
	3/31/23	3/31/22

Rental and Related Income	$45,305	$42,685
Community Operating Expenses	20,109	18,599
Net Loss Attributable to Common Shareholders	(5,515)	(5,514)
Net Loss Attributable to Common Shareholders per Share –
Basic	$(0.09)	$(0.11)
Diluted	$(0.09)	$(0.10)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

The Company is a Maryland corporation that operates as a self-administered, self-managed Real Estate Investment Trust (“REIT”) with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces on an annual or month-to-month basis to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. During 2022, the Company also formed an opportunity zone fund to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The Company currently holds a 77% percentage interest in the opportunity zone fund.

As of March 31, 2023, the Company owned and operated 135 manufactured home communities (including two communities acquired through the Company’s opportunity zone fund) containing approximately 25,700 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina and Georgia. The Company also has an ownership interest in and operates two communities in Florida through its joint venture with Nuveen Real Estate.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales and revenue under cable service agreements as well as from appreciation in the values of the manufactured home communities and vacant land owned by the Company. In addition, the Company receives property management and other fees from its joint venture with Nuveen Real Estate and from its opportunity zone fund. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. The Company also invests in equity securities of other REITs. As of March 31, 2023, the securities portfolio represented 2.2% of undepreciated assets. The Company does not intend to increase its investment in this REIT securities portfolio.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three months ended March 31, 2023, rental and related income increased 9% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 7%. Same property NOI, which includes communities owned and operated as of January 1, 2022, increased 6% for the three months ended March 31, 2023 over the prior year period driven by a 100 basis point increase in occupancy, to 87.0%, and rental rate increase of 4.5%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones.

Sales of manufactured homes increased 70% during the three months ended March 31, 2023 from the prior year. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 230 rental homes during the first three months of 2023. This brought the total number of rental homes to approximately 9,300 rental homes, or 36.2% of total sites. Occupied rental homes represented approximately 40.0% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 93.7% as of March 31, 2023. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding approximately 700 - 800 rental homes in 2023.

The following is a summary of the community acquired through our opportunity zone fund during the three months ended March 31, 2023 (dollars in thousands):

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Mighty Oak	January 19, 2023	GA	118	$3,650	26	0%

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company’s Community NOI for the three months ended March 31, 2023 and 2022 is calculated as follows (in thousands):

	Three Months Ended
	3/31/23	3/31/22

Rental and Related Income	$45,305	$41,577
Less: Community Operating Expenses	(20,088)	(18,071)
Community NOI	$25,217	$23,506

We assess and measure our overall operating results based upon FFO, an industry performance measure which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trust (“NAREIT”), represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the U.S. (“U.S. GAAP”), excluding gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, the change in the fair value of marketable securities, and the gain or loss on the sale of marketable securities plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of NAREIT FFO to make an election to include or exclude gains and losses on the sale of these assets, such as marketable equity securities, and include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude the change in the fair value of marketable securities from our FFO calculation. NAREIT created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”), as FFO, excluding amortization and certain one-time charges. FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and Normalized FFO and, accordingly, our FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO and Normalized FFO (i) do not represent cash flow from operations as defined by U.S. GAAP; (ii) should not be considered as an alternative to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.

The Company’s FFO and Normalized FFO attributable to common shareholders for the three months ended March 31, 2023 and 2022 are calculated as follows (in thousands):

	Three Months Ended
	3/31/23	3/31/22

Net Loss Attributable to Common Shareholders	$(5,297)	$(4,325)
Depreciation Expense	13,373	11,717
Depreciation Expense from Unconsolidated Joint Venture	159	81
(Gain) Loss on Sales of Investment Property and Equipment	(32)	42
Decrease in Fair Value of Marketable Securities	2,395	31,750
(Gain) Loss on Sales of Marketable Securities, net	42	(30,721)
FFO Attributable to Common Shareholders	10,640	8,544

Adjustments:
Redemption of Preferred Stock (1)	0	1,032
Amortization of Financing Costs(1)	518	406
Non-Recurring Other Expense (2)	562	431
Normalized FFO Attributable to Common Shareholders (1)	$11,720	$10,413

(1)	Normalized FFO as previously reported for the three months ended March 31, 2022, was $8,975. During 2022, the Company incurred the carrying cost of excess cash for the redemption of preferred stock. Additionally, due to the change in sources of capital, amortization expense is expected to become more significant and is therefore included as an adjustment to Normalized FFO for the three months ended March 31, 2023 and 2022. After making these adjustments for the three months ended March 31, 2022, Normalized FFO was $10,413.

(2)	Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($431) and non-recurring expenses for the joint venture with Nuveen ($47), one-time legal fees ($20), fees related to the establishment of the OZ Fund ($33), and costs associated with an acquisition that was not completed ($31) for the three months ended March 31, 2023. Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period for the three months ended March 31, 2022.

The following are the cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	3/31/23	3/31/22

Operating Activities	$12,940	$5,608
Investing Activities	(40,195)	34,617
Financing Activities	29,440	138,461

Changes In Results Of Operations

Rental and related income increased 9% from $41.6 million for the three months ended March 31, 2022 to $45.3 million for the three months ended March 31, 2023. This increase was primarily due to the acquisitions made during 2022, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 4% to 5% annually at most communities. Same property occupancy has increased 100 basis points from 86.0% as of March 31, 2022 to 87.0% at March 31, 2023. Occupied rental homes increased 5% from approximately 8,300 homes at March 31, 2022 to 8,700 homes at March 31, 2023.

Community operating expenses increased 11% from $18.1 million for the three months ended March 31, 2022 to $20.1 million for the three months ended March 31, 2023. These increases were primarily due to acquisitions made during 2022, as well as an increase in payroll costs, real estate taxes, insurance, waste removal and sewer expenses.

Community NOI increased 7% from $23.5 million for the three months ended March 31, 2022 to $25.2 million for the three months ended March 31, 2023. These increases were primarily due to the acquisitions during 2022 and increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 43.5% and 44.3% for the three months ended March 31, 2022 and 2023, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased 70% from $4.3 million, or 61 homes, for the three months ended March 31, 2022 to $7.3 million, or 83 homes, for the three months ended March 31, 2023. Cost of sales of manufactured homes amounted to $5.0 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively. The gross profit percentage was 32% and 30% for the three months ended March 31, 2023 and 2022, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.8 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. Gain from the sales operations (defined as sales of manufactured homes less cost of sales of manufactured homes less selling expenses less interest on the financing of inventory) amounted to $236,000 or 3% of total sales and $103,000 or 2% of total sales for the three months ended March 31, 2023 and 2022, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $505,000 or 7% of total sales and $153,000 or 4% of total sales for the three months ended March 31, 2023 and 2022, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

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

General and administrative expenses increased 28% from $3.9 million for the three months ended March 31, 2022 to $5.0 million for the three months ended March 31, 2023. These increases were due to non-recurring expenses relating to the cost of previously issued special restricted stock grants for the groundbreaking Fannie Mae financing completed in 2020, expenses for the joint venture with Nuveen, the opportunity zone fund and other legal expenses. These non-recurring expenses totaled $562,000 for the three months ended March 31, 2023, compared to $431,000 for the three months ended March 31, 2022. General and administrative expenses also increased due to an increase in personnel costs, non- cash stock-based compensation and professional fees. General and administrative expenses, excluding non-recurring expenses, as a percentage of gross revenue (total income plus interest, dividend and other income) were 8.1% and 7.3% at March 31, 2023 and 2022, respectively.

Depreciation expense increased 14% from $11.7 million for the three months ended March 31, 2022 to $13.4 million for the three months ended March 31, 2023. This increase was primarily due to the acquisitions and increase in rental homes during 2022 and 2023.

Interest income increased 25% from $910,000 for the three months ended March 31, 2022 to $1.1 million for the three months ended March 31, 2023. This increase was primarily due to an increase in the average balance of notes receivable from $53.8 million at March 31, 2022 to $61.1 million at March 31, 2023.

Dividend income decreased 9% from $780,000 for the three months ended March 31, 2022 to $706,000 for the three months ended March 31, 2023. This decrease was due to reduced dividends from our smaller securities portfolio. The weighted average yield on our dividends received from our marketable securities investments increased 100 basis points and were approximately 6.5% and 5.5% at March 31, 2023 and 2022, respectively.

The Company recognized a loss on sales of marketable securities of $42,000 for the three months ended March 31, 2023. The Company recognized a gain on sales of marketable securities of $30.7 million for the three months ended March 31, 2022 as a result of the cash consideration received in the MREIC merger. Increase (decrease) in fair value of marketable securities decreased from an unrealized loss of $31.8 million for the three months ended March 31, 2022 to an unrealized loss of $2.4 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had total net unrealized losses of $38.5 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased 52% from $5.5 million for the three months ended March 31, 2022 to $8.3 million for the three months ended March 31, 2023. This increase was mainly due to interest on the Series A Bonds issued in 2022, an increase in the average balance of loans payable and an increase in interest rates. Loans Payable increased due to additional takedown on the line of credit for payoff of mortgages of approximately $45 million during the three months ended March 31, 2023. Additionally, our revolving lines of credit for the purchase of inventory increased from approximately $6.0 million as of March 31, 2022 to approximately $57.1 million as of March 31, 2023, as a result of increased inventory purchases due to supply chain issues. Inventory was approximately $88.3 million and $34.3 million as of March 31, 2023 and 2022, respectively.

Changes in Financial Condition

Total investment property increased 2% or $28.7 million during the three months ended March 31, 2023. The Company, through its opportunity zone fund, acquired one community with 118 developed homesites for approximately $3.7 million. The Company also added 230 rental homes to its communities during the most recent quarter. The Company’s occupancy rate on its rental homes portfolio was 93.7% at March 31, 2023 as compared to 93.3% at December 31, 2022.

Marketable securities decreased 7% or $2.9 million during the three months ended March 31, 2023. This decrease was due to a net decrease in the fair value of $2.4 million and sales of securities with a cost basis of $504,000.

Mortgages payable, net of unamortized debt issuance costs, decreased 9% or $48.0 million during the three months ended March 31, 2023 due to principal payments.

Loans payable, net of unamortized debt issuance costs, increased 24% or $37.6 million during the three months ended March 31, 2023. This increase was due to an increase of $10.0 million on our revolving lines of credit for the financing of home sales, an increase of $10.0 million on our revolving line of credit secured by the Company’s rental homes and an increase of $25 million on our unsecured line of credit, offset by a decrease of $7.0 million on our revolving lines of credits for the purchase of inventory.

Liquidity and Capital Resources

The Company’s focus is on real estate investments, including investment in rental homes. The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. We anticipate that the liquidity demands of the recent properties acquired will be met by the operations of these acquisitions. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, and other incurrence of indebtedness, proceeds from the DRIP, and access to the capital markets, including through its Common and Preferred ATM Programs.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, the Company implemented a new 2023 Preferred ATM Program on January 10, 2023 which allows the Company to offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, having an aggregate sales price of up to $100 million from time to time through B. Riley. Subsequent to quarter end, the Company also implemented a new Common ATM Program which allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents. Additionally, the Company amended its unsecured line of credit to expand available borrowings from $100 million to $180 million.

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

The Company continues to strengthen its capital and liquidity positions. During the three months ended March 31, 2023, the Company issued and sold 2.1 million shares of Common Stock through our 2022 Common ATM Program, at a weighted average price of $16.83 per share, generating gross proceeds of $34.8 million and net proceeds of $34.3 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 688,000 shares of its Common Stock under the Common ATM Programs at a weighted average price of $15.03 per share, generating gross proceeds of $10.3 million and net proceeds of $10.2 million, after offering expenses.

In addition, during the three months ended March 31, 2023, the Company issued and sold 874,000 shares of Series D Preferred Stock through our Preferred ATM Programs, at a weighted average price of $22.52 per share, generating gross proceeds of $19.7 million and net proceeds of $19.3 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 278,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $21.76 per share, generating gross proceeds of $6.0 million and net proceeds of $5.9 million, after offering expenses.

The Company also raised $2.5 million from the issuance of common stock in the DRIP during the three months ended March 31, 2023, which included Dividend Reinvestments of $655,000. Dividends paid on the common stock for the three months ended March 31, 2023 were $12.2 million, of which $655,000 were reinvested. Dividends paid on the Series D Preferred Stock for the three months ended March 31, 2023 totaled $3.8 million.

Net cash provided by operating activities amounted to $12.9 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had cash and cash equivalents of $32.9 million, marketable securities of $39.3 million and $80 million available on our credit facility, with an additional $400 million potentially available pursuant to an accordion feature. We also had approximately $51.4 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $34.9 million available on our line of credit secured by rental homes and rental homes leases.

The Company owns 135 communities, of which 51 are unencumbered. Except for communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company also holds a 40% equity interest in its joint venture with Nuveen, which owns two newly developed communities that are unencumbered.

As of March 31, 2023, the Company had total assets of $1.4 billion and total liabilities of $778.9 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of March 31, 2023 was approximately 38% and the Company’s net debt, less securities to total market capitalization as of March 31, 2023 was approximately 36%. As of March 31, 2023, the Company had mortgages totaling $13.5 million due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●	risks and uncertainties related to the COVID-19 pandemic or other highly infectious or contagious diseases;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain or increase rental rates and occupancy levels;
●	changes in market rates of interest;
●	inflation and increases in costs, including personnel, insurance and the cost of purchasing manufactured homes;
●	our ability to purchase manufactured homes for rental or sale;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are made in a timely manner in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a real estate investment trust for federal income tax purposes; and,
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company’s President and Chief Executive Officer (principal executive officer) and the Company’s Executive Vice President and Chief Financial Officer (principal financial and accounting officer), with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	May 9, 2023	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 9, 2023	By	/s/ Anna T. Chew
Anna T. Chew
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

