Form 10-Q
period 2023-06-30
UMH PROPERTIES, INC.
filed 2023-08-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number 001-12690

UMH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	22-1890929
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ	07728
(Address of Principal Executive 0ffices)	(Zip Code)

Registrant’s telephone number, including area code (732) 577-9997

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.10 par value	UMH	New York Stock Exchange
6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value	UMH PD	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of August 1, 2023
Common Stock, $0.10 par value per share	65,269,251

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(in thousands except per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
- ASSETS -

Investment Property and Equipment
Land	$89,604	$86,619
Site and Land Improvements	862,276	846,218
Buildings and Improvements	35,869	35,933
Rental Homes and Accessories	478,595	422,818
Total Investment Property	1,466,344	1,391,588
Equipment and Vehicles	27,743	26,721
Total Investment Property and Equipment	1,494,087	1,418,309
Accumulated Depreciation	(389,012)	(363,098)
Net Investment Property and Equipment	1,105,075	1,055,211

Other Assets
Cash and Cash Equivalents	41,484	29,785
Marketable Securities at Fair Value	36,701	42,178
Inventory of Manufactured Homes	61,054	88,468
Notes and Other Receivables, net	75,491	67,271
Prepaid Expenses and Other Assets	15,033	20,011
Land Development Costs	35,837	23,250
Investment in Joint Venture	23,194	18,422
Total Other Assets	288,794	289,385

TOTAL ASSETS	$1,393,869	$1,344,596

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(in thousands except per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$444,797	$508,938

Other Liabilities:
Accounts Payable	6,704	6,387
Loans Payable, net of unamortized debt issuance costs	182,434	153,531
Series A Bonds, net of unamortized debt issuance costs	99,631	99,207
Accrued Liabilities and Deposits	13,318	16,852
Tenant Security Deposits	9,118	8,485
Total Other Liabilities	311,205	284,462
Total Liabilities	756,002	793,400

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 13,700 and 9,300 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 10,601 and 9,015 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	265,032	225,379
Common Stock - $0.10 par value per share, 153,714 and 154,048 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 63,072 and 57,595 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6,307	5,760
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	0	0
Additional Paid-In Capital	389,736	343,189
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	635,711	548,964
Non-Controlling Interest in Consolidated Subsidiaries	2,156	2,232
Total Shareholders’ Equity	637,867	551,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,393,869	$1,344,596

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(in thousands except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

INCOME:
Rental and Related Income	$47,063	$42,229	$92,368	$83,806
Sales of Manufactured Homes	8,227	6,994	15,529	11,285
Total Income	55,290	49,223	107,897	95,091

EXPENSES:
Community Operating Expenses	20,034	18,923	40,122	36,994
Cost of Sales of Manufactured Homes	5,740	4,837	10,725	7,820
Selling Expenses	1,665	1,214	3,477	2,369
General and Administrative Expenses	5,181	4,300	10,163	8,198
Depreciation Expense	13,751	11,984	27,124	23,701
Total Expenses	46,371	41,258	91,611	79,082

OTHER INCOME (EXPENSE):
Interest Income	1,217	1,068	2,355	1,978
Dividend Income	531	721	1,237	1,501
Gain (Loss) on Sales of Marketable Securities, net	(1)	0	(43)	30,721
Decrease in Fair Value of Marketable Securities	(2,548)	(10,044)	(4,943)	(41,794)
Other Income	288	196	616	416
Loss on Investment in Joint Venture	(175)	(136)	(480)	(257)
Interest Expense	(8,639)	(6,414)	(16,969)	(11,901)
Total Other Income (Expense)	(9,327)	(14,609)	(18,227)	(19,336)

Loss before Gain (Loss) on Sales of Investment Property and Equipment	(408)	(6,644)	(1,941)	(3,327)
Gain (Loss) on Sales of Investment Property and Equipment	5	(44)	37	(86)
Net Loss	(403)	(6,688)	(1,904)	(3,413)
Preferred Dividends	(4,051)	(7,600)	(7,887)	(15,200)
Loss Attributable to Non-Controlling Interest	36	0	76	0
Redemption of Preferred Stock	0	(8,190)	0	(8,190)
Net Loss Attributable to Common Shareholders	$(4,418)	$(22,478)	$(9,715)	$(26,803)

Net Loss Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.07)	$(0.41)	$(0.16)	$(0.50)

Weighted Average Common Shares Outstanding:
Basic and Diluted	61,236	54,215	60,186	53,224

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series C	Series D

Balance December 31, 2022	57,595	$5,760	$0	$225,379

Common Stock Issued with the DRIP	164	15	0	0
Common Stock Issued through Restricted Stock Awards	140	14	0	0
Common Stock Issued through Stock Options	14	1	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,071	208	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	21,858
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Loss	0	0	0	0

Balance March 31, 2023	59,984	5,998	0	247,237

Common Stock Issued with the DRIP	151	15	0	0
Common Stock Issued through Restricted Stock Awards	8	1	0	0
Common Stock Issued through Stock Options	42	4	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,887	289	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	17,795
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Loss	0	0	0	0

Balance June 30, 2023	63,072	$6,307	$0	$265,032

Balance December 31, 2021	51,651	$5,165	$247,100	$215,219

Common Stock Issued with the DRIP	72	7	0	0
Common Stock Issued through Restricted Stock Awards	114	11	0	0
Common Stock Issued through Stock Options	78	8	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	1,585	159	0	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance March 31, 2022	53,500	5,350	247,100	215,219

Common Stock Issued with the DRIP	78	8	0	0
Common Stock Issued through Restricted Stock Awards	4	0	0	0
Common Stock Issued through Stock Options	226	23	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	857	86	0	0
Preferred Stock Called for Redemption	0	0	(247,100)	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Loss	0	0	0	0

Balance June 30, 2022	54,665	$5,467	$0	$215,219

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2022	$343,189	$(25,364)	$2,232	$551,196

Common Stock Issued with the DRIP	2,502	0	0	2,517
Common Stock Issued through Restricted Stock Awards	(14)	0	0	0
Common Stock Issued through Stock Options	136	0	0	137
Common Stock Issued in connection with At-The-Market Offerings, net	34,080	0	0	34,288
Preferred Stock Issued in connection with At-The-Market Offerings, net	(2,567)	0	0	19,291
Distributions	(17,523)	1,461	0	(16,062)
Stock Compensation Expense	1,528	0	0	1,528
Net Loss	0	(1,461)	(40)	(1,501)

Balance March 31, 2023	361,331	(25,364)	2,192	591,394

Common Stock Issued with the DRIP	2,020	0	0	2,035
Common Stock Issued through Restricted Stock Awards	(1)	0	0	0
Common Stock Issued through Stock Options	409	0	0	413
Common Stock Issued in connection with At-The-Market Offerings, net	43,870	0	0	44,159
Preferred Stock Issued in connection with At-The-Market Offerings, net	(2,486)	0	0	15,309
Distributions	(16,878)	367	0	(16,511)
Stock Compensation Expense	1,471	0	0	1,471
Net Loss	0	(367)	(36)	(403)

Balance June 30, 2023	$389,736	$(25,364)	$2,156	$637,867

Balance December 31, 2021	$300,020	$(25,364)	$0	$742,140

Common Stock Issued with the DRIP	1,667	0	0	1,674
Common Stock Issued through Restricted Stock Awards	(11)	0	0	0
Common Stock Issued through Stock Options	985	0	0	993
Common Stock Issued in connection with At-The-Market Offerings, net	38,210	0	0	38,369
Distributions	(14,731)	(3,275)	0	(18,006)
Stock Compensation Expense	1,169	0	0	1,169
Net Income	0	3,275	0	3,275

Balance March 31, 2022	327,309	(25,364)	0	769,614

Common Stock Issued with the DRIP	1,332	0	0	1,340
Common Stock Issued through Restricted Stock Awards	0	0	0	0
Common Stock Issued through Stock Options	2,197	0	0	2,220
Common Stock Issued in connection with At-The-Market Offerings, net	19,781	0	0	19,867
Preferred Stock Called for Redemption	8,185	(8,185)	0	(247,100)
Distributions	(33,363)	14,873	0	(18,490)
Stock Compensation Expense	1,132	0	0	1,132
Net Loss	0	(6,688)	0	(6,688)

Balance June 30, 2022	$326,573	$(25,364)	$0	$521,895

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(in thousands)

	SIX MONTHS ENDED
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,904)	$(3,413)
Non-Cash items included in Net Loss:
Depreciation	27,124	23,701
Amortization of Financing Costs	1,056	939
Stock Compensation Expense	2,999	2,301
Provision for Uncollectible Notes and Other Receivables	797	611
(Gain) Loss on Sales of Marketable Securities, net	43	(30,721)
Decrease in Fair Value of Marketable Securities	4,943	41,794
(Gain) Loss on Sales of Investment Property and Equipment	(37)	86
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	27,414	(22,333)
Notes and Other Receivables, net of notes acquired with acquisitions	(9,017)	(4,912)
Prepaid Expenses and Other Assets	1,591	(1,555)
Accounts Payable	317	298
Accrued Liabilities and Deposits	(3,534)	(1,614)
Tenant Security Deposits	633	233
Net Cash Provided by Operating Activities	52,425	5,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(3,679)	(17,306)
Purchase of Investment Property and Equipment	(74,604)	(28,646)
Proceeds from Sales of Investment Property and Equipment	1,332	1,887
Additions to Land Development Costs	(12,587)	(8,733)
Purchase of Marketable Securities	(11)	(10)
Proceeds from Sales of Marketable Securities	502	55,752
Investment in Joint Venture	(4,772)	(2,073)
Net Cash Provided by (Used in) Investing Activities	(93,819)	871

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	0	25,643
Net Proceeds from Short-Term Borrowings	29,527	11,493
Principal Payments of Mortgages and Loans	(64,583)	(8,787)
Proceeds from Bonds Issuance	0	102,670
Financing Costs on Debt	(814)	(5,285)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	34,600	0
Proceeds from At-The-Market Common Equity Program, net of offering costs	78,447	58,236
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	3,197	1,498
Proceeds from Exercise of Stock Options	550	3,213
Preferred Dividends Paid	(7,887)	(15,200)
Common Dividends Paid, net of dividend reinvestments	(23,331)	(19,780)
Net Cash Provided by Financing Activities	49,706	153,701

Net Increase in Cash, Cash Equivalents and Restricted Cash	8,312	159,987
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40,876	125,026
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$49,188	$285,013

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 135 manufactured home communities (including two communities acquired through its qualified opportunity zone fund (See Note 6)) containing approximately 25,700 developed homesites as of June 30, 2023. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina and Georgia. The Company also has an ownership interest in and operates two communities in Florida through its joint venture with Nuveen Real Estate. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances manufactured homes to residents and prospective residents in our communities. The Company also holds a 77% percentage controlling interest in an opportunity zone fund which it created to acquire, develop and redevelop manufactured housing communities located in areas designated as Qualified Opportunity Zones by the Treasury Department to encourage long-term investment in economically distressed areas. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The consolidated financial statements of the Company include S&F, all of its other wholly-owned subsidiaries and its qualified opportunity zone fund. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of June 30, 2023 and December 31, 2022, the right-of-use assets and corresponding lease liabilities of $3.4 million and $3.6 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2023	$230
2024	460
2025	460
2026	460
2027	257
Thereafter	18,614

Total Lease Payments	$20,481

The weighted average remaining lease term for these leases is 161 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	6/30/23	12/31/22	6/30/22	12/31/21

Cash and Cash Equivalents	$41,484	$29,785	$275,807	$116,175
Restricted Cash	7,704	11,091	9,206	8,851
Cash, Cash Equivalents And Restricted Cash	$49,188	$40,876	$285,013	$125,026

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

Notes Receivables

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of June 30, 2023 and December 31, 2022, the Company had notes receivable of $71.4 million and $63.0 million, net of the fair value adjustment of $1.5 million and $1.3 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three and six months ended June 30, 2023, common stock equivalents of 524,000 shares and 658,000 shares, respectively, were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive. For the three and six months ended June 30, 2022, common stock equivalents of 955,000 shares and 1.0 million shares, respectively, were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions

On January 19, 2023, the Company acquired Mighty Oak, a newly developed manufactured home community located in Albany, Georgia, for approximately $3.7 million, through its qualified opportunity zone fund (See Note 6). This community contains a total of 118 newly developed homesites that are situated on approximately 26 total acres.

The Company has evaluated this acquisition and has determined that it should be accounted for as an acquisition of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $29,000 for the six months ended June 30, 2023, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the six months ended June 30, 2023 (in thousands):

At Acquisition Date
Assets Acquired:
Land	$234
Depreciable Property	3,445
Total Assets Acquired	$3,679

See Note 14 for the Unaudited Pro Forma Financial Information relating to this acquisition.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $36.7 million as of June 30, 2023, which represents 2.1% of undepreciated assets. The Company does not intend to increase its investments in this REIT securities portfolio. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

As of June 30, 2023, the Company had total net unrealized losses of $41.1 million in its REIT securities portfolio. For the three and six months ended June 30, 2023, the Company recorded a decrease of $2.5 million and $4.9 million, respectively, in the fair value of these marketable securities. The Company held ten securities that had unrealized losses as of June 30, 2023.

NOTE 5- INVESTMENT IN JOINT VENTURE

In December 2021, the Company and Teachers Insurance and Annuity Association of America, through Nuveen Real Estate (its asset management division) (“Nuveen” or “Nuveen Real Estate”), established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The terms of the joint venture are set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The LLC Agreement provides for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The LLC Agreement calls for committed capital to be funded 60% by Nuveen and 40% by the Company on a parity basis. The Company serves as managing member of the joint venture and is responsible for day-to-day operations of the joint venture and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management and other fees from the joint venture. In addition, once each member of the joint venture has recouped its invested capital and received a 7.5% net unlevered internal rate of return. The remaining 80% available for distribution will be allocated pro rata in accordance with each member’s respective percentage interest. The Company will be entitled to receive a promote percentage on the remaining 20% available for distribution.

The Company and Nuveen are continuing to seek opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio, consisting of the Sebring Square and Rum Runner communities. While the terms and conditions of such new joint venture entities have not been fully negotiated, it is expected that invested capital would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the existing joint venture, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis. References in this report to the Company’s joint venture with Nuveen are intended to refer to our ongoing relationship with Nuveen.

Under the terms of the LLC Agreement, after December 8, 2024 or, if later, the second anniversary of the joint venture’s acquisition and placing in service of a manufactured housing or recreational vehicle community, Nuveen will have a right to initiate the sale of one or more of the communities owned by the joint venture. If Nuveen elects to initiate such a sale process, the Company may exercise a right of first refusal to acquire Nuveen’s interest in the community or communities to be sold for a purchase price corresponding to the greater of the appraised value of such communities or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment. In addition, the Company will have the right to buy out Nuveen’s interest in the joint venture at any time after December 8, 2031 at a purchase price corresponding to the greater of the appraised value of the portfolio or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment.

The LLC Agreement between the Company and Nuveen provides that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, the joint venture will be the exclusive vehicle for the Company to acquire any manufactured housing communities and/or recreational vehicle communities that meet the joint venture’s investment guidelines. These guidelines call for the joint venture to acquire manufactured housing and recreational vehicle communities that have been developed within the previous two years and are less than 20% occupied, are located in certain geographic markets, are projected to meet certain cash flow and internal rate of return targets, and satisfy certain other criteria. The Company has agreed to offer Nuveen the opportunity to have the joint venture acquire any manufactured housing community or recreational vehicle community that meets these investment guidelines. If Nuveen determines not to pursue or approve any such acquisition, the Company would be permitted to acquire the property outside the joint venture. Since formation of the joint venture, Nuveen has provided the Company with written waivers of the exclusivity provision of the LLC Agreement with regard to two property acquisitions that may have fit the investment guidelines of the joint venture, which permitted the Company to acquire them outside of the Nuveen joint venture. Except for investment opportunities that are offered to and declined by Nuveen, the Company is prohibited from developing, owning, operating or managing manufactured housing communities or recreational vehicle communities within a 10-mile radius of any community owned by the joint venture. However, this restriction does not apply with respect to investments by the Company in existing communities operated by the Company.

The LLC Agreement provides that Nuveen will have the right to remove and replace the Company as managing member of the joint venture and manager of the joint venture’s properties if the Company breaches certain obligations or certain events occur. Upon such removal, Nuveen may elect to buy out the Company’s interest in the joint venture at 98% of the value of the Company’s interest in the joint venture. If Nuveen does not exercise such buy-out right, the Company may, at specified times, elect to initiate a sale of the communities owned by the joint venture, subject to a right of first refusal on the part of Nuveen. The LLC Agreement contains restrictions on a party’s right to transfer its interest in the joint venture without the approval of the other party.

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

References in this report to the Company’s joint venture with Nuveen are intended to refer to our ongoing relationship with Nuveen.

The Company accounts for this joint venture with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

NOTE 6 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized from its investment in Monmouth Real Estate Investment Corp. (“MREIC”), which was acquired by merger in February 2022, in UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million (See Note 3). As of June 30, 2023, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company.

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

On February 24, 2023, the Company amended its unsecured line of credit to expand available borrowings from $100 million to $180 million. As of June 30, 2023, the amount outstanding under the Facility was $100 million and the interest rate was 7.04%.

Loans Payable

The following is a summary of our loans payable as of June 30, 2023 and December 31, 2022 (in thousands):

	6/30/2023		12/31/2022
	Amount	Rate	Amount	Rate

Margin Loan	$0	N/A	$0	N/A
Unsecured line of credit	100,000	7.04%	75,000	5.88%
Floorplan inventory financing	38,763	8.80%	64,126	7.70%
FirstBank rental home financing	24,990	6.15%	5,100	6.50%
OceanFirst notes receivable financing	20,000	8.25%	10,000	7.50%
Total Loans Payable	183,753	7.42%	154,226	6.76%
Unamortized debt issuance costs	(1,319)		(695)
Loans Payable, net of unamortized debt issuance costs	$182,434	7.48%	$153,531	6.79%

On March 9, 2023, the Company entered into a $30 million revolving line of credit with Triad Financial Services (“Triad”) secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.

On May 12, 2023, the Company entered into a $25 million term loan with FirstBank. The term loan has a 5-year term with a fixed interest rate of 6.15%. The term loan is secured by rental homes, and their leases, in various communities throughout our portfolio. Additionally, the Company entered into a new $25 million line of credit secured by rental homes and their leases. This new line of credit also has a 5-year term and has a variable rate tied to Prime.

On July 19, 2023, the Company expanded and extended its revolving line of credit with OceanFirst Bank (See Note 13).

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of June 30, 2023, the Company is in compliance with these covenants.

Under the Deed of Trust, the Company has the right to redeem the 2027 Bonds, in whole or in part, at any time on or after 60 days from February 9, 2022, the date on which the 2027 Bonds were listed for trading on the Tel Aviv Stock Exchange (the “TASE”). Any such voluntary early redemption by the Company will require payment of the applicable early redemption amount calculated in accordance with the Deed of Trust. The Company does not currently intend to redeem the 2027 Bonds. Upon the occurrence of an event of default or certain other events, including a delisting of the 2027 Bonds by the TASE, the Company may be required to effect an early repayment or redemption of all or a portion of the 2027 Bonds at their par value plus accrued and unpaid interest. The Deed of Trust permits the Company, subject to certain conditions, to issue additional 2027 Bonds without obtaining approval of the holders of the 2027 Bonds.

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

Mortgages Payable

The following is a summary of our mortgages payable as of June 30, 2023 and December 31, 2022 (in thousands):

	6/30/2023		12/31/2022
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$449,126	3.88%	$513,709	3.93%
Unamortized debt issuance costs	(4,329)		(4,771)
Mortgages Payable, net of unamortized debt issuance costs	$444,797	3.92%	$508,938	3.97%

As of June 30, 2023 and December 31, 2022, the weighted average loan maturity of mortgages payable was 5.2 years and 5.1 years, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

On January 11, 2023, the Board of Directors approved a 2.5% increase in the Company’s quarterly common stock dividend, raising it to $0.205 per share from $0.20 per share, representing a 2.5% increase. Over the past three years the Company has increased the dividend by 14%.

On June 15, 2023, the Company paid total cash dividends of $12.5 million or $0.205 per share to common shareholders of record as of the close of business on May 15, 2023, of which $701,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On July 3, 2023, the Company declared a dividend of $0.205 per share to be paid September 15, 2023 to common shareholders of record as of the close of business on August 15, 2023.

During the six months ended June 30, 2023, the Company received, including dividends reinvested of $1.4 million, a total of $4.6 million from its DRIP. There were 315,000 shares issued under the DRIP during this period.

On January 11, 2023, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three and six months ended June 30, 2023, the Company did not repurchase any shares of its common stock.

Common Stock At-The-Market Sales Programs

On March 7, 2022, the Company entered into an Equity Distribution Agreement (the “2022 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC and Janney Montgomery Scott LLC, as distribution agents (the “Distribution Agents”) under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share (the “Common Stock”), having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the 2022 Common ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. For the six months ended June 30, 2023, 2.1 million shares of Common Stock were issued and sold at a weighted average price of $16.77 per share, generating gross proceeds of $35.6 million and net proceeds of $35.1 million, after offering expenses.

On April 4, 2023, the Company entered into a new equity distribution agreement (the “2023 Common ATM Program”) with the Distribution Agents and terminated the 2022 Common ATM Program. Under the 2023 Common ATM Program, the Company may offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The Company began selling shares under the 2023 Common ATM Program on April 4, 2023 and through June 30, 2023, 2.8 million shares of Common Stock were issued and sold at a weighted average price of $15.62 per share, generating gross proceeds of $44.3 million and net proceeds of $43.3 million, after offering expenses.

Under both the 2022 Common ATM Program and the 2023 Common ATM Program, for the six months ended June 30, 2023, a total of 5 million shares of Common Stock were issued and sold at a weighted average price of $16.12 per share, generating gross proceeds of $79.9 million and net proceeds of $78.4 million, after offering expenses.

As of June 30, 2023, $105.7 million of common stock remained eligible for sale under the 2023 Common ATM Program.

6.375% Series D Cumulative Redeemable Preferred Stock

On June 15, 2023, the Company paid $4.1 million in dividends or $0.3984375 per share for the period from March 1, 2023 through May 31, 2023 to holders of record as of the close of business on May 15, 2023 of our 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On July 3, 2023, the Company declared a dividend of $0.3984375 per share for the period from June 1, 2023 through August 31, 2023 to be paid on September 15, 2023 to Series D Preferred shareholders of record as of the close of business on August 15, 2023.

Preferred Stock At-The-Market Sales Program

On July 22, 2020, the Company entered into a Preferred Stock At-The-Market Sales Program (the “2020 Preferred ATM Program”) with B. Riley Securities, Inc., as distribution agent (“B. Riley”), under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the 2020 Preferred ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Series C Preferred Stock and/or Series D Preferred Stock sold under the 2020 Preferred ATM Program are offered and sold pursuant to the Company’s 2020 Registration Statement and pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated July 22, 2020. The 2020 Preferred ATM Program replaced the Company’s previous at-the-market sales program for its Series C Preferred Stock and/or Series D Preferred Stock. On July 26, 2022, the Company redeemed all of its issued and outstanding shares of its Series C Preferred Stock and therefore, in light of the redemption, the Company does not intend to issue any new shares of Series C Preferred Stock. Accordingly any future sales under the 2020 Preferred ATM Program would solely be shares of Series D Preferred Stock. During the six months ended June 30, 2023, the Company issued and sold 126,000 shares of Series D Preferred Stock under the 2020 Preferred ATM Program at a weighted average price of $22.25 per share, generating total gross and net proceeds, of $2.8 million.

On January 10, 2023, the Company entered into a new At Market Issuance Sales Agreement (the “2023 Preferred ATM Program”) with B. Riley and terminated the use of the 2020 Preferred ATM Program. Under the 2023 Preferred ATM Program, the Company may offer and sell shares of the Company’s Series D Preferred Stock, having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. Since January 10, 2023, the Company issued and sold 1.5 million shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $22.22 per share, generating gross proceeds of $32.4 million and net proceeds of $31.8 million, after offering expenses.

Under both the 2020 Preferred ATM Program and the 2023 Preferred ATM Program, for the six months ended June 30, 2023, a total of 1.6 million shares of Series D Preferred Stock were issued and sold at a weighted average price of $22.22 per share, generating gross proceeds of $35.2 million and net proceeds of $34.6 million, after offering expenses.

As of June 30, 2023, $67.6 million in shares of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

NOTE 9 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.5 and $3.0 million have been recognized for the three and six months ended June 30, 2023, respectively, and $1.1 and $2.3 million have been recognized for the three and six months ended June 30, 2022, respectively.

On January 11, 2023, the Company awarded a total of 25,000 shares of restricted stock to five employees under the Company’s Amended and Restated 2013 Incentive Award Plan (the “A&R 2013 Plan”). The grant date fair value of these restricted stock grants was $413,000. These grants vest ratably over 5 years.

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

On March 21, 2023, the Company granted options to purchase 1.4 million shares of common stock to sixty-nine participants. The grant date fair value of these options amounted to $4.2 million. These grants vest ratably over five years. Compensation costs for grants issued to a participant who is of retirement age are recognized at the time of the grant.

On June 14, 2023, the Company awarded a total of 7,641 shares of common stock to nine members of our Board of Directors. The grant date fair value of these awards was $124,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2023:

2023

Dividend yield	3.94%
Expected volatility	27.14%
Risk-free interest rate	3.59%
Expected lives	10
Estimated forfeitures	0

During the six months ended June 30, 2023, ten participants exercised options to purchase a total of 56,000 shares of common stock at a weighted-average exercise price of $9.83 per share for total proceeds of $550,000. The aggregate intrinsic value of options exercised was $361,000. During the six months ended June 30, 2023, options to purchase 20,000 shares expired.

As of June 30, 2023, there were options outstanding to purchase 4.8 million shares, with an aggregate intrinsic value of $5.8 million.

On May 31, 2023, the shareholders approved the UMH Properties, Inc. 2023 Equity Incentive Award Plan (the “2023 Plan”), authorizing the grant of options, restricted stock or other stock-based awards to participants. The maximum number of shares available for grant under the 2023 Plan will be 2,200,000 shares. The maximum number of shares underlying awards that may be granted in any one year to a participant is 300,000 shares. Option awards are exercisable after one year of continued employment or service to the Company from the date of grant. The option price shall not be below the fair market value at date of grant.

The 2023 Plan replaces the Company’s existing A&R 2013 Plan, which by its terms terminated with respect to new awards on June 13, 2023. Outstanding grants under the A&R 2013 Plan will continue to be subject to the terms of the A&R 2013 Plan. No future awards will be granted under the A&R 2013 Plan, except for those shares previously reserved for outstanding performance-based grants under the A&R 2013 Plan.

NOTE 10 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2023:
Marketable Securities - Preferred stock	$535	$535	$0	$0
Marketable Securities - Common stock	36,166	36,166	0	0
Total	$36,701	$36,701	$0	$0

As of December 31, 2022:
Marketable Securities - Preferred stock	$1,043	$1,043	$0	$0
Marketable Securities - Common stock	41,135	41,135	0	0
Total	$42,178	$42,178	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2023, the estimated fair value of fixed rate mortgages payable amounted to $434.0 million and the carrying value of fixed rate mortgages payable amounted to $449.1 million.

NOTE 11 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company had an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage provided financing for home purchasers in the Company’s communities. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of June 30, 2023, the total loan balance under this agreement was approximately $2.5 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of June 30, 2023, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $622,000. This program was terminated on June 22, 2023 and is no longer being utilized by the Company’s new customers as a source of financing. The Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of June 30, 2023, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $67.3 million of loans that the Company acquired under the COP Program as of June 30, 2023.

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

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2023 and 2022 was $18.5 million and $11.7 million, respectively. Interest cost capitalized to land development was $2.7 million and $712,000 for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023 and 2022, the Company had Dividend Reinvestments of $1.4 million and $1.5 million, respectively, which required no cash transfers.

NOTE 13– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since July 1, 2023, the Company issued and sold an additional 2.1 million shares of its Common Stock under the 2023 Common ATM Program at a weighted average price of $16.23 per share, generating gross proceeds of $34.8 million and net proceeds of $34.3 million, after offering expenses. As of August 1, 2023, $70.9 million of Common Stock remained eligible for sale under the 2023 Common ATM Program.

Since July 1, 2023, the Company issued and sold an additional 351,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $21.55 per share, generating gross proceeds of $7.6 million and net proceeds of $7.5 million, after offering expenses. As of August 1, 2023, $60.0 million of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

Since July 1, 2023, the Company has paid down approximately $35 million on its floorplan inventory financing revolving lines of credit.

On July 19, 2023, the Company expanded its revolving line of credit with OceanFirst Bank from $20 million to $35 million. Interest is at prime with a floor of 4.75%. This line is secured by the Company’s eligible notes receivable. The amendment also extended the maturity date to June 1, 2025.

On July 26, 2023, the Company entered into an agreement to purchase two manufactured home communities, located in Maryland, for approximately $12.5 million.

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

	Three Months Ended		Six Months Ended
	6/30/23	6/30/22	6/30/23	6/30/22

Rental and Related Income	$47,063	$43,246	$92,368	$85,961
Community Operating Expenses	20,034	19,388	40,123	38,040
Net Loss Attributable to Common Shareholders	(4,418)	(23,274)	(9,730)	(29,511)
Net Loss Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.07)	$(0.43)	$(0.16)	$(0.55)

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

As of June 30, 2023, the Company owned and operated 135 manufactured home communities (including two communities acquired through the Company’s opportunity zone fund) containing approximately 25,700 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina and Georgia. The Company also has an ownership interest in and operates two communities in Florida through its joint venture with Nuveen Real Estate.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales, self-storage leases, oil and gas leases, cable service agreements and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. In addition, the Company receives property management and other fees from its joint venture with Nuveen Real Estate and from its opportunity zone fund. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. The Company also invests in equity securities of other REITs. As of June 30, 2023, the securities portfolio represented 2.1% of undepreciated assets. The Company does not intend to increase its investment in this REIT securities portfolio.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and six months ended June 30, 2023, rental and related income increased 11% and 10%, respectively, from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 16% and 12%, respectively. Same property NOI, which includes communities owned and operated as of January 1, 2022, increased 13% and 9% for the three and six months ended June 30, 2023, respectively, over the prior year period driven by a 190 basis point increase in occupancy, to 87.9%, and rental rate increase of 4.7%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones.

Sales of manufactured homes increased 38% during the six months ended June 30, 2023 from the prior year. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 534 rental homes during the first six months of 2023. This brought the total number of rental homes to approximately 9,600 rental homes, or 37.4% of total sites. Occupied rental homes represented approximately 40.9% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 93.9% as of June 30, 2023. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding approximately 800- 900 rental homes in 2023.

The following is a summary of the community acquired through our opportunity zone fund during the six months ended June 30, 2023 (dollars in thousands):

Community	Date of Acquisition	State	Number of Sites	Purchase Price	Number of Acres	Occupancy at Acquisition

Mighty Oak	January 19, 2023	GA	118	$3,650	26	-0-%

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

The Company’s Community NOI for the three and six months ended June 30, 2023 and 2022 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/23	6/30/22	6/30/23	6/30/22

Rental and Related Income	$47,063	$42,229	$92,368	$83,806
Less: Community Operating Expenses	20,034	18,923	40,122	36,994
Community NOI	$27,029	$23,306	$52,246	$46,812

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2023 and 2022 are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/23	6/30/22	6/30/23	6/30/22

Net Loss Attributable to Common Shareholders	$(4,418)	$(22,478)	$(9,715)	$(26,803)
Depreciation Expense	13,751	11,984	27,124	23,701
Depreciation Expense from Unconsolidated Joint Venture	166	86	325	167
(Gain) Loss on Sales of Investment Property and Equipment	(5)	44	(37)	86

Decrease in Fair Value of Marketable Securities	2,548	10,044	4,943	41,794
(Gain) Loss on Sales of Marketable Securities, net	1	-0-	43	(30,721)

FFO Attributable to Common Shareholders	12,043	(320)	22,683	8,224

Adjustments:
Redemption of Preferred Stock (1)	-0-	10,988	-0-	12,020
Amortization of Financing Costs (1)	538	533	1,056	939
Non- Recurring Other Expense (2)	468	825	1,030	1,256
Normalized FFO Attributable to Common Shareholders (1)	$13,049	$12,026	$24,769	$22,439

(1)	Normalized FFO as previously reported for the three and six months ended June 30, 2022, were $8,695 and $17,670, respectively. During 2022, the Company incurred the carrying cost of excess cash for the redemption of preferred stock. Additionally, due to the change in sources of capital, amortization expense is expected to become more significant and is therefore included as an adjustment to Normalized FFO for the three and six months ended June 30, 2023 and 2022. After making these adjustments for the three and six months ended June 30, 2022, Normalized FFO were $12,026 and $22,439, respectively.

(2)	Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($431 and $862, respectively) and non-recurring expenses for the joint venture with Nuveen ($3 and $50, respectively), one-time legal fees ($30 and $50, respectively), fees related to the establishment of the OZ Fund ($4 and $37, respectively), and costs associated with an acquisition that was not completed ($0 and $31, respectively) for the three and six months ended June 30, 2023. Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($431 and $862, respectively) and non-recurring expenses for the joint venture with Nuveen ($52), early extinguishment of debt ($193) and one-time legal fees ($149) for the three and six months ended June 30, 2022.

The following are the cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	6/30/23	6/30/22

Operating Activities	$52,425	$5,415
Investing Activities	(93,819)	871
Financing Activities	49,706	153,701

Changes In Results Of Operations

Rental and related income increased 11% from $42.2 million for the three months ended June 30, 2022 to $47.1 million for the three months ended June 30, 2023. Rental and related income increased 10% from $83.8 million for the six months ended June 30, 2022 to $92.4 million for the six months ended June 30, 2023. This increase was primarily due to the acquisitions made during 2022, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 4% to 5% annually at most communities. Same property occupancy has increased 190 basis points from 86.0% as of June 30, 2022 to 87.9% at June 30, 2023. Occupied rental homes increased 8% from approximately 8,400 homes at June 30, 2022 to 9,000 homes at June 30, 2023.

Community operating expenses increased 6% from $18.9 million for the three months ended June 30, 2022 to $20.0 million for the three months ended June 30, 2023. Community operating expenses increased 8% from $37.0 million for the six months ended June 30, 2022 to $40.1 million for the six months ended June 30, 2023. These increases were primarily due to acquisitions made during 2022, as well as an increase in payroll, rental home expenses, real estate taxes, insurance, waste removal and sewer expenses.

Community NOI increased 16% from $23.3 million for the three months ended June 30, 2022 to $27.0 million for the three months ended June 30, 2023. Community NOI increased 12% from $46.8 million for the six months ended June 30, 2022 to $52.2 million for the six months ended June 30, 2023. These increases were primarily due to the acquisitions during 2022 and increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 42.6% and 44.8% for the three months ended June 30, 2023 and 2022, respectively. The Company’s Operating Expense Ratio was 43.4% and 44.1% for the six months ended June 30, 2023 and 2022, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased 18% from $7.0 million, or 86 homes, for the three months ended June 30, 2022 to $8.2 million, or 91 homes, for the three months ended June 30, 2023. Sales of manufactured homes increased 38% from $11.3 million, or 147 homes, for the six months ended June 30, 2022 to $15.5 million, or 174 homes, for the six months ended June 30, 2023. Cost of sales of manufactured homes amounted to $5.7 million and $4.8 million for the three months ended June 30, 2023 and 2022, respectively. Cost of sales of manufactured homes amounted to $10.7 million and $7.8 million for the six months ended June 30, 2023 and 2022, respectively. The gross profit percentage was 30% and 31% for the three months ended June 30, 2023 and 2022, respectively, and 31% for the six months ended June 30, 2023 and 2022. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.7 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $3.5 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively. Gain from the sales operations (defined as sales of manufactured homes, less cost of sales of manufactured homes, less selling expenses, less interest on the financing of inventory) amounted to $665,000 or 8% of total sales and $876,000 or 13% of total sales for the three months ended June 30, 2023 and 2022, respectively. Gain from the sales operations amounted to $901,000 or 6% of total sales and $979,000 or 9% of total sales for the six months ended June 30, 2023 and 2022, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $822,000 or 10% of total sales and $943,000 or 13% of total sales for the three months ended June 30, 2023 and 2022, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $1.3 million or 9% of total sales and $1.1 million or 10% of total sales for the six months ended June 30, 2023 and 2022, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

Despite an increase in mortgage interest rates, home prices have continued to rise as fewer sellers are listing homes and inventories decline. With the passage of time, the inherent relative affordability of our property type becomes more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses increased 20% from $4.3 million for the three months ended June 30, 2022 to $5.2 million for the three months ended June 30, 2023. General and administrative expenses increased 24% from $8.2 million for the six months ended June 30, 2022 to $10.2 million for the six months ended June 30, 2023. These increases were due to an increase in payroll, personnel costs and non-cash stock-based compensation. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was 9.0% and 9.1% for the three and six months ended June 30, 2023, respectively, as compared to 8.4% and 8.3% for the three and six months ended June 30, 2022, respectively.

Depreciation expense increased 15% from $12.0 million for the three months ended June 30, 2022 to $13.8 million for the three months ended June 30, 2023. Depreciation expense increased 14% from $23.7 million for the six months ended June 30, 2022 to $27.1 million for the six months ended June 30, 2023. This increase was primarily due to the acquisitions and increase in rental homes during 2022 and 2023.

Interest income increased 14% from $1.1 million for the three months ended June 30, 2022 to $1.2 million for the three months ended June 30, 2023. Interest income increased 19% from $2.0 million for the six months ended June 30, 2022 to $2.4 million for the six months ended June 30, 2023. This increase was primarily due to an increase in the average balance of notes receivable from $55.1 million at June 30, 2022 to $65.1 million at June 30, 2023.

Dividend income decreased 26% from $721,000 for the three months ended June 30, 2022 to $531,000 for the three months ended June 30, 2023. Dividend income decreased 18% from $1.5 million for the six months ended June 30, 2022 to $1.2 million for the six months ended June 30, 2023. This decrease was due to reduced dividends as a result of our smaller securities portfolio. The weighted average yield on our dividends received from our marketable securities investments increased 60 basis points and were approximately 6.5% and 5.9% at June 30, 2023 and 2022, respectively.

The Company recognized a loss on sales of marketable securities of $43,000 for the six months ended June 30, 2023. The Company recognized a gain on sales of marketable securities of $30.7 million for the six months ended June 30, 2022 as a result of the cash consideration received in the MREIC merger. The decrease in fair value of marketable securities amounted to $2.5 million and $10.0 million for the three months ended June 30, 2023 and 2022, respectively, and $4.9 million and $41.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had total net unrealized losses of $41.1 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased 35% from $6.4 million for the three months ended June 30, 2022 to $8.6 million for the three months ended June 30, 2023. Interest expense, including amortization of financing costs, increased 43% from $11.9 million for the six months ended June 30, 2022 to $17.0 million for the six months ended June 30, 2023. This increase was mainly due to interest on the Series A Bonds issued in 2022, an increase in the average balance of loans payable and an increase in interest rates. Loans Payable increased due to additional takedown on the line of credit for payoff of mortgages of approximately $59 million during the six months ended June 30, 2023. Additionally, our floorplan inventory financing revolving lines of credit increased from approximately $22.4 million as of June 30, 2022 to approximately $38.8 million as of June 30, 2023, as a result of increased inventory purchases due to supply chain issues. Inventory was approximately $61.1 million and $46.0 million as of June 30, 2023 and 2022, respectively.

Changes in Financial Condition

Total investment property increased 5% or $74.8 million during the six months ended June 30, 2023. The Company, through its opportunity zone fund, acquired one community with 118 developed homesites for approximately $3.7 million. The Company also added 534 rental homes to its communities during the first six months of 2023. The Company’s occupancy rate on its rental homes portfolio was 93.9% at June 30, 2023 as compared to 93.3% at December 31, 2022.

Marketable securities decreased 13% or $5.5 million during the six months ended June 30, 2023. This decrease was due to a net decrease in the fair value of $4.9 million and sales of securities with a cost basis of $545,000.

Mortgages payable, net of unamortized debt issuance costs, decreased 13% or $64.1 million during the six months ended June 30, 2023 due to principal payments.

Loans payable, net of unamortized debt issuance costs, increased 19% or $28.9 million during the six months ended June 30, 2023. This increase was due to an increase of $19.9 million on our revolving line of credit secured by the Company’s rental homes, $10.0 million on our revolving lines of credit for the financing of home sales and an increase of $25.0 million on our unsecured line of credit, offset by a decrease of $25.4 million on our floorplan inventory financing revolving lines of credit.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, the Company implemented a new 2023 Preferred ATM Program on January 10, 2023 which allows the Company to offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, having an aggregate sales price of up to $100 million from time to time through B. Riley. On April 4, 2023, the Company also implemented a new 2023 Common ATM Program which allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents. Additionally, the Company amended its unsecured line of credit to expand available borrowings from $100 million to $180 million and expanded its revolving line of credit on notes receivable from $20 million to $35 million.

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

The Company continues to strengthen its capital and liquidity positions. During the six months ended June 30, 2023, the Company issued and sold 5 million shares of Common Stock through our Common ATM Programs, at a weighted average price of $16.12 per share, generating gross proceeds of $79.9 million and net proceeds of $78.4 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 2.1 million shares of its Common Stock under the 2023 Common ATM Program at a weighted average price of $16.23 per share, generating gross proceeds of $34.8 million and net proceeds of $34.3 million, after offering expenses.

In addition, during the six months ended June 30, 2023, the Company issued and sold 1.6 million shares of Series D Preferred Stock through our Preferred ATM Programs, at a weighted average price of $22.22 per share, generating gross proceeds of $35.2 million and net proceeds of $34.6 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 351,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $21.55 per share, generating gross proceeds of $7.6 million and net proceeds of $7.5 million, after offering expenses.

The Company also raised $4.6 million from the issuance of common stock in the DRIP during the six months ended June 30, 2023, which included Dividend Reinvestments of $1.4 million. Dividends paid on the common stock for the six months ended June 30, 2023 were $24.7 million, of which $1.4 million were reinvested. Dividends paid on the Series D Preferred Stock for the six months ended June 30, 2023 totaled $7.9 million.

Net cash provided by operating activities amounted to $52.4 million and $5.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase in net cash provided by operating activities was primarily due to the reduction in the inventory of manufactured homes in the amount of $27.4 million for the six months ended June 30, 2023 as compared to the increase in the inventory of manufactured homes in the amount of $22.3 million for the six months ended June 30, 2022. As of June 30, 2023, the Company had cash and cash equivalents of $41.5 million, marketable securities of $36.7 million and $80 million available on our unsecured revolving credit facility, with an additional $400 million potentially available pursuant to an accordion feature. We also had approximately $99.7 million available on our revolving lines of credit for the financing of home sales and purchases of inventory.

The Company owns 135 communities, of which 56 are unencumbered. Except for communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company also holds a 40% equity interest in its joint venture with Nuveen, which owns two newly developed communities that are unencumbered.

As of June 30, 2023, the Company had total assets of $1.4 billion and total liabilities of $756.0 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of June 30, 2023 was approximately 34% and the Company’s net debt, less securities to total market capitalization as of June 30, 2023 was approximately 32%. As of June 30, 2023, the Company does not have any mortgages due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

	(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

	(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

Item 6.	Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	August 8, 2023	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 8, 2023	By	/s/ Anna T. Chew
Anna T. Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

