Form 10-Q
period 2023-09-30
UMH PROPERTIES, INC.
filed 2023-11-08
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of November 1, 2023
Common Stock, $0.10 par value per share	66,398,142

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(in thousands except per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
- ASSETS -
Investment Property and Equipment
Land	$89,604	$86,619
Site and Land Improvements	868,123	846,218
Buildings and Improvements	36,012	35,933
Rental Homes and Accessories	504,444	422,818
Total Investment Property	1,498,183	1,391,588
Equipment and Vehicles	28,192	26,721
Total Investment Property and Equipment	1,526,375	1,418,309
Accumulated Depreciation	(402,411)	(363,098)
Net Investment Property and Equipment	1,123,964	1,055,211

Other Assets
Cash and Cash Equivalents	38,646	29,785
Marketable Securities at Fair Value	27,616	42,178
Inventory of Manufactured Homes	38,950	88,468
Notes and Other Receivables, net	78,584	67,271
Prepaid Expenses and Other Assets	14,232	20,011
Land Development Costs	47,560	23,250
Investment in Joint Venture	23,332	18,422
Total Other Assets	268,920	289,385

TOTAL ASSETS	$1,392,884	$1,344,596

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(in thousands except per share amounts)

	September 30, 2023	December 31, 2022
- LIABILITIES AND SHAREHOLDERS’ EQUITY -	(Unaudited)
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$442,164	$508,938

Other Liabilities:
Accounts Payable	5,978	6,387
Loans Payable, net of unamortized debt issuance costs	144,623	153,531
Series A Bonds, net of unamortized debt issuance costs	99,843	99,207
Accrued Liabilities and Deposits	13,037	16,852
Tenant Security Deposits	9,492	8,485
Total Other Liabilities	272,973	284,462
Total Liabilities	715,137	793,400

Commitments and Contingencies

Shareholders’ Equity:
Series D - 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 13,700 and 9,300 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 11,179 and 9,015 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	279,482	225,379
Common Stock - $0.10 par value per share, 153,714 and 154,048 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 66,172 and 57,595 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6,617	5,760
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of September 30, 2023 and December 31, 2022	0	0
Additional Paid-In Capital	414,888	343,189
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	675,623	548,964
Non-Controlling Interest in Consolidated Subsidiaries	2,124	2,232
Total Shareholders’ Equity	677,747	551,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,392,884	$1,344,596

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(in thousands except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

INCOME:
Rental and Related Income	$48,135	$42,893	$140,503	$126,699
Sales of Manufactured Homes	7,909	9,044	23,438	20,329
Total Income	56,044	51,937	163,941	147,028

EXPENSES:
Community Operating Expenses	20,673	19,181	60,795	56,175
Cost of Sales of Manufactured Homes	5,334	6,330	16,059	14,150
Selling Expenses	1,792	1,625	5,269	3,994
General and Administrative Expenses	4,491	5,150	14,654	13,348
Depreciation Expense	14,147	12,302	41,271	36,003
Total Expenses	46,437	44,588	138,048	123,670

OTHER INCOME (EXPENSE):
Interest Income	1,306	1,080	3,661	3,058
Dividend Income	508	699	1,745	2,200
Gain (Loss) on Sales of Marketable Securities, net	226	(6,405)	183	24,316
Decrease in Fair Value of Marketable Securities	(5,496)	(1,230)	(10,439)	(43,024)
Other Income	235	366	850	782
Loss on Investment in Joint Venture	(165)	(116)	(645)	(373)
Interest Expense	(7,694)	(6,951)	(24,662)	(18,852)
Total Other Income (Expense)	(11,080)	(12,557)	(29,307)	(31,893)

Loss before Gain (Loss) on Sales of Investment Property and Equipment	(1,473)	(5,208)	(3,414)	(8,535)
Gain (Loss) on Sales of Investment Property and Equipment	(26)	(10)	11	(96)
Net Loss	(1,499)	(5,218)	(3,403)	(8,631)
Preferred Dividends	(4,364)	(4,588)	(12,251)	(19,788)
Loss Attributable to Non-Controlling Interest	32	61	108	61
Redemption of Preferred Stock	0	0	0	(8,190)
Net Loss Attributable to Common Shareholders	$(5,831)	$(9,745)	$(15,546)	$(36,548)

Net Loss Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.09)	$(0.18)	$(0.25)	$(0.68)

Weighted Average Common Shares Outstanding:
Basic and Diluted	65,076	54,891	61,853	53,746

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series C	Series D

Balance December 31, 2022	57,595	$5,760	$0	$225,379

Common Stock Issued with the DRIP	164	15	0	0
Common Stock Issued through Restricted Stock Awards	140	14	0	0
Common Stock Issued through Stock Options	14	1	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,071	208	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	21,858
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Loss	0	0	0	0

Balance March 31, 2023	59,984	5,998	0	247,237

Common Stock Issued with the DRIP	151	15	0	0
Common Stock Issued through Restricted Stock Awards	8	1	0	0
Common Stock Issued through Stock Options	42	4	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,887	289	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	17,795
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Loss	0	0	0	0

Balance June 30, 2023	63,072	6,307	0	265,032

Common Stock Issued with the DRIP	137	13	0	0
Common Stock Issued through Restricted Stock Awards	155	16	0	0
Common Stock Issued through Stock Options	15	2	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,793	279	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	14,450
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Loss	0	0	0	0

Balance September 30, 2023	66,172	$6,617	$0	$279,482

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2022	$343,189	$(25,364)	$2,232	$551,196

Common Stock Issued with the DRIP	2,502	0	0	2,517
Common Stock Issued through Restricted Stock Awards	(14)	0	0	0
Common Stock Issued through Stock Options	136	0	0	137
Common Stock Issued in connection with At-The-Market Offerings, net	34,080	0	0	34,288
Preferred Stock Issued in connection with At-The-Market Offerings, net	(2,567)	0	0	19,291
Distributions	(17,523)	1,461	0	(16,062)
Stock Compensation Expense	1,528	0	0	1,528
Net Loss	0	(1,461)	(40)	(1,501)

Balance March 31, 2023	361,331	(25,364)	2,192	591,394

Common Stock Issued with the DRIP	2,020	0	0	2,035
Common Stock Issued through Restricted Stock Awards	(1)	0	0	0
Common Stock Issued through Stock Options	409	0	0	413
Common Stock Issued in connection with At-The-Market Offerings, net	43,870	0	0	44,159
Preferred Stock Issued in connection with At-The-Market Offerings, net	(2,486)	0	0	15,309
Distributions	(16,878)	367	0	(16,511)
Stock Compensation Expense	1,471	0	0	1,471
Net Loss	0	(367)	(36)	(403)

Balance June 30, 2023	389,736	(25,364)	2,156	637,867

Common Stock Issued with the DRIP	2,245	0	0	2,258
Common Stock Issued through Restricted Stock Awards	(16)	0	0	0
Common Stock Issued through Stock Options	182	0	0	184
Common Stock Issued in connection with At-The-Market Offerings, net	43,238	0	0	43,517
Preferred Stock Issued in connection with At-The-Market Offerings, net	(2,258)	0	0	12,192
Distributions	(19,250)	1,467	0	(17,783)
Stock Compensation Expense	1,011	0	0	1,011
Net Loss	0	(1,467)	(32)	(1,499)

Balance September 30, 2023	$414,888	$(25,364)	$2,124	$677,747

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

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

SEPTEMBER 30, 2023 AND 2022

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

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(in thousands)

	NINE MONTHS ENDED
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,403)	$(8,631)
Non-Cash items included in Net Loss:
Depreciation	41,271	36,003
Amortization of Financing Costs	1,592	1,445
Stock Compensation Expense	4,010	3,912
Provision for Uncollectible Notes and Other Receivables	1,332	979
Gain on Sales of Marketable Securities, net	(183)	(24,316)
Decrease in Fair Value of Marketable Securities	10,439	43,024
(Gain) Loss on Sales of Investment Property and Equipment	(11)	96
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	49,518	(33,547)
Notes and Other Receivables, net of notes acquired with acquisitions	(12,645)	(10,054)
Prepaid Expenses and Other Assets	1,612	(3,759)
Accounts Payable	(409)	2,494
Accrued Liabilities and Deposits	(3,815)	(3,017)
Tenant Security Deposits	1,007	454
Net Cash Provided by Operating Activities	90,315	5,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(3,679)	(44,684)
Purchase of Investment Property and Equipment	(108,616)	(53,677)
Proceeds from Sales of Investment Property and Equipment	2,282	2,522
Additions to Land Development Costs	(24,310)	(16,597)
Purchase of Marketable Securities	(17)	(14)
Proceeds from Sales of Marketable Securities	4,323	55,836
Investment in Joint Venture	(4,910)	(1,821)
Net Cash Used in Investing Activities	(134,927)	(58,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	0	59,801
Net (Payments) Proceeds from Short-Term Borrowings	(8,338)	80,437
Principal Payments of Mortgages and Loans	(67,429)	(11,855)
Proceeds from Bonds Issuance	0	102,670
Financing Costs on Debt	(871)	(5,761)
Investments from Non-Controlling Interest	0	2,250
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	46,792	110
Payments on Redemption of Preferred Stock	0	(247,100)
Proceeds from At-The-Market Common Equity Program, net of offering costs	121,964	62,753
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	4,807	3,210
Proceeds from Exercise of Stock Options	734	4,195
Preferred Dividends Paid	(12,251)	(21,178)
Common Dividends Paid, net of dividend reinvestments	(36,102)	(30,109)
Net Cash Provided by (Used in) Financing Activities	49,306	(577)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4,694	(53,929)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40,876	125,026
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$45,570	$71,097

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 135 manufactured home communities (including two communities acquired through its qualified opportunity zone fund, as further discussed in Note 6) containing approximately 25,800 developed homesites as of September 30, 2023. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina and Georgia. As further discussed in Note 5, the Company also has an ownership interest in and operates two communities in Florida through its joint venture with Nuveen Real Estate. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also holds a 77% percentage controlling interest in an opportunity zone fund which it created to acquire, develop and redevelop manufactured housing communities located in areas designated as Qualified Opportunity Zones by the U.S. Treasury Department to encourage long-term investment in economically distressed areas. The consolidated financial statements of the Company include S&F, all of its other wholly-owned subsidiaries and its qualified opportunity zone fund. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

Investment in Joint Venture

The Company accounts for its investment in its joint venture with Nuveen Real Estate under the equity method of accounting in accordance with Accounting Standards Codification (“ASC”) 323, Investments – Equity Method and Joint Ventures. The Company has the ability to exercise significant influence, but not control, over the operating and financial decisions of the joint venture. Under the equity method of accounting, the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss is allocated in accordance with the provisions of the operating agreement. The carrying value of the investment in the joint venture is reviewed for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are among the factors that are considered in evaluation of the existence of impairment indicators (See Note 5).

Leases

We account for our leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of September 30, 2023 and December 31, 2022, the right-of-use assets and corresponding lease liabilities of $3.4 million and $3.6 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2023	$115
2024	460
2025	460
2026	460
2027	257
Thereafter	18,614

Total Lease Payments	$20,366

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

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	9/30/23	12/31/22	9/30/22	12/31/21

Cash and Cash Equivalents	$38,646	$29,785	$62,512	$116,175
Restricted Cash	6,924	11,091	8,585	8,851
Cash, Cash Equivalents
And Restricted Cash	$45,570	$40,876	$71,097	$125,026

Revenue Recognition

We account for our Sales of Manufactured Homes in accordance with Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASC 606). For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services.

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

Notes Receivables

We account for our receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of September 30, 2023 and December 31, 2022, the Company had notes receivable of $74.1 million and $63.0 million, net of the fair value adjustment of $1.5 million and $1.3 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three and nine months ended September 30, 2023, common stock equivalents of 478,000 shares and 655,000 shares, respectively, were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2022, common stock equivalents of 728,000 shares and 956,000 shares, respectively, were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions

On January 19, 2023, the Company acquired Mighty Oak, a newly developed manufactured home community located in Albany, Georgia, for approximately $3.7 million, through its qualified opportunity zone fund (See Note 6). This community contains a total of 118 newly developed homesites that are situated on approximately 26 total acres.

The Company has evaluated this acquisition and has determined that it should be accounted for as an acquisition of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $29,000 for the nine months ended September 30, 2023, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the nine months ended September 30, 2023 (in thousands):

At Acquisition Date
Assets Acquired:
Land	$234
Depreciable Property	3,445
Total Assets Acquired	$3,679

See Note 14 for the Unaudited Pro Forma Financial Information relating to this acquisition.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $27.6 million as of September 30, 2023, which represents 1.5% of undepreciated assets. The Company does not intend to increase its investments in this REIT securities portfolio. The REIT securities portfolio provides the Company with additional liquidity and additional income and serves as a proxy for real estate when more favorable risk adjusted returns are not available.

As of September 30, 2023, the Company had total net unrealized losses of $46.6 million in its REIT securities portfolio. For the three and nine months ended September 30, 2023, the Company recorded a decrease of $5.5 million and $10.4 million, respectively, in the fair value of these marketable securities. The Company held twelve securities that had unrealized losses as of September 30, 2023.

NOTE 5- INVESTMENT IN JOINT VENTURE

In December 2021, the Company and Teachers Insurance and Annuity Association of America, through Nuveen Real Estate (its asset management division) (“Nuveen” or “Nuveen Real Estate”), established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The terms of the joint venture are set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The LLC Agreement provides for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The LLC Agreement calls for committed capital to be funded 60% by Nuveen and 40% by the Company on a parity basis. The Company serves as managing member of the joint venture and is responsible for day-to-day operations of the joint venture and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management, asset management and other fees from the joint venture. In addition, once each member of the joint venture has recouped its invested capital and received a 7.5% net unlevered internal rate of return, 80% of distributable cash will be allocated pro rata in accordance with the members’ respective percentage interests and the Company and Nuveen will receive a promote percentage equal to 70% (in the case of the Company) and 30% (in the case of Nuveen) of the remaining 20% of distributable cash. After 7 years the Company may elect to consummate the crystallization of the promote.

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

NOTE 6 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized from its investment in Monmouth Real Estate Investment Corporation (“MREIC”), which was acquired by merger in February 2022, in UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million (See Note 3). As of September 30, 2023, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company.

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

On February 24, 2023, the Company amended its Facility to expand available borrowings from $100 million to $180 million. As of September 30, 2023, the amount outstanding under the Facility was $100 million and the interest rate was 7.27%.

Loans Payable

The following is a summary of our loans payable as of September 30, 2023 and December 31, 2022 (in thousands):

	9/30/2023		12/31/2022
	Amount	Rate	Amount	Rate

Margin Loan	$0	N/A	$0	N/A
Unsecured line of credit	100,000	7.27%	75,000	5.88%
Floorplan inventory financing	1,050	9.01%	64,126	7.70%
FirstBank rental home financing	24,838	6.15%	5,100	6.50%
OceanFirst notes receivable financing	20,000	8.50%	10,000	7.50%
Total Loans Payable	145,888	7.26%	154,226	6.76%
Unamortized debt issuance costs	(1,265)		(695)
Loans Payable, net of unamortized
debt issuance costs	$144,623	7.32%	$153,531	6.79%

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

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of September 30, 2023, the Company is in compliance with these covenants.

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

Mortgages Payable

The following is a summary of our mortgages payable as of September 30, 2023 and December 31, 2022 (in thousands):

	9/30/2023		12/31/2022
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$446,280	3.88%	$513,709	3.93%
Unamortized debt issuance costs	(4,116)		(4,771)
Mortgages Payable, net of
unamortized debt issuance costs	$442,164	3.92%	$508,938	3.97%

As of September 30, 2023 and December 31, 2022, the weighted average loan maturity of mortgages payable was 5.0 years and 5.1 years, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

On January 11, 2023, the Board of Directors approved an increase in the Company’s quarterly common stock dividend, raising it to $0.205 per share from $0.20 per share, representing a 2.5% increase. Over the past three years the Company has increased the dividend by 14%.

On September 15, 2023, the Company paid total cash dividends of $13.4 million or $0.205 per share to common shareholders of record as of the close of business on August 15, 2023, of which $647,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On October 2, 2023, the Company declared a dividend of $0.205 per share to be paid December 15, 2023 to common shareholders of record as of the close of business on November 15, 2023.

During the nine months ended September 30, 2023, the Company received, including dividends reinvested of $2.0 million, a total of $6.8 million from its DRIP. There were 452,000 shares issued under the DRIP during this period.

On January 11, 2023, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three and nine months ended September 30, 2023, the Company did not repurchase any shares of its common stock.

Common Stock At-The-Market Sales Programs

On March 7, 2022, the Company entered into an Equity Distribution Agreement (the “2022 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC and Janney Montgomery Scott LLC, as distribution agents (the “Distribution Agents”) under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share (the “Common Stock”), having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the 2022 Common ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. For the nine months ended September 30, 2023, 2.1 million shares of Common Stock were issued and sold under the 2022 Common ATM Program at a weighted average price of $16.77 per share, generating gross proceeds of $35.6 million and net proceeds of $35.1 million, after offering expenses.

On April 4, 2023, the Company entered into a new equity distribution agreement (the “2023 Common ATM Program”) with the Distribution Agents and terminated the 2022 Common ATM Program. Under the 2023 Common ATM Program, the Company may offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The Company began selling shares under the 2023 Common ATM Program on April 4, 2023 and through September 30, 2023, 5.6 million shares of Common Stock were issued and sold at a weighted average price of $15.78 per share, generating gross proceeds of $88.8 million and net proceeds of $86.9 million, after offering expenses.

Under both the 2022 Common ATM Program and the 2023 Common ATM Program, for the nine months ended September 30, 2023, a total of 7.8 million shares of Common Stock were issued and sold at a weighted average price of $16.05 per share, generating gross proceeds of $124.4 million and net proceeds of $122.0 million, after offering expenses.

As of September 30, 2023, $61.2 million of common stock remained eligible for sale under the 2023 Common ATM Program.

6.375% Series D Cumulative Redeemable Preferred Stock

On September 15, 2023, the Company paid $4.4 million in dividends or $0.3984375 per share for the period from June 1, 2023 through August 31, 2023 to holders of record as of the close of business on August 15, 2023 of our 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On October 2, 2023, the Company declared a dividend of $0.3984375 per share for the period from September 1, 2023 through November 30, 2023 to be paid on December 15, 2023 to Series D Preferred shareholders of record as of the close of business on November 15, 2023.

Preferred Stock At-The-Market Sales Programs

On July 22, 2020, the Company entered into a Preferred Stock At-The-Market Sales Program (the “2020 Preferred ATM Program”) with B. Riley Securities, Inc., as distribution agent (“B. Riley”), under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the 2020 Preferred ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Series C Preferred Stock and/or Series D Preferred Stock sold under the 2020 Preferred ATM Program are offered and sold pursuant to the Company’s 2020 Registration Statement and pursuant to the Company’s prospectus dated June 1, 2020 included in the 2020 Registration Statement and the related prospectus supplement dated July 22, 2020. The 2020 Preferred ATM Program replaced the Company’s previous at-the-market sales program for its Series C Preferred Stock and/or Series D Preferred Stock. On July 26, 2022, the Company redeemed all of its issued and outstanding shares of its Series C Preferred Stock and therefore, in light of the redemption, disclosed that the Company does not intend to issue any new shares of Series C Preferred Stock. During the nine months ended September 30, 2023, the Company issued and sold 126,000 shares of Series D Preferred Stock under the 2020 Preferred ATM Program at a weighted average price of $22.25 per share, generating total gross and net proceeds, of $2.8 million.

On January 10, 2023, the Company entered into a new At Market Issuance Sales Agreement (the “2023 Preferred ATM Program”) with B. Riley and terminated the use of the 2020 Preferred ATM Program. Under the 2023 Preferred ATM Program, the Company may offer and sell shares of the Company’s Series D Preferred Stock, having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. Since January 10, 2023, the Company issued and sold 2.0 million shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $21.99 per share, generating gross proceeds of $44.8 million and net proceeds of $44.0 million, after offering expenses.

Under both the 2020 Preferred ATM Program and the 2023 Preferred ATM Program, for the nine months ended September 30, 2023, a total of 2.2 million shares of Series D Preferred Stock were issued and sold at a weighted average price of $22.01 per share, generating gross proceeds of $47.6 million and net proceeds of $46.8 million, after offering expenses.

As of September 30, 2023, $55.2 million in shares of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

NOTE 9 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.0 and $4.0 million have been recognized for the three and nine months ended September 30, 2023, respectively, and $1.6 and $3.9 million have been recognized for the three and nine months ended September 30, 2022, respectively.

On May 31, 2023, the shareholders approved the UMH Properties, Inc. 2023 Equity Incentive Award Plan (the “2023 Plan”), authorizing the grant of options, restricted stock or other stock-based awards to participants. The maximum number of shares available for grant under the 2023 Plan is 2.2 million shares. The maximum number of shares underlying awards that may be granted in any one year to a participant is 300,000 shares. Option awards are exercisable after one year of continued employment or service to the Company from the date of grant. The option price shall not be below the fair market value at date of grant.

The 2023 Plan replaced the Company’s previous Amended and Restated 2013 Incentive Award Plan (the “A&R 2013 Plan”), which by its terms terminated with respect to new awards on June 13, 2023. Outstanding grants under the A&R 2013 Plan will continue to be subject to the terms of the A&R 2013 Plan. No future awards will be granted under the A&R 2013 Plan, except for those shares previously reserved for outstanding performance-based grants under the A&R 2013 Plan.

On January 11, 2023, the Company awarded a total of 25,000 shares of restricted stock to five employees under the Company’s A&R 2013 Plan. The grant date fair value of these restricted stock grants was $413,000. These grants vest ratably over 5 years.

On January 11, 2023, the Company awarded a total of 7,488 shares of common stock to nine members of our Board of Directors. The grant date fair value of these awards was $124,000.

On March 21, 2023, the Company awarded a total of 8,622 shares of common stock to nine members of our Board of Directors. The grant date fair value of these awards was $124,000.

On March 21, 2023, the Company awarded a total of 98,500 shares of restricted stock to two employees under the A&R 2013 Plan, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $1.4 million. These grants vest ratably over 5 years.

On March 21, 2023, the Company granted options to purchase 1.4 million shares of common stock to sixty-nine participants under the A&R 2013 Plan. The grant date fair value of these options amounted to $4.2 million. These grants vest ratably over five years. Compensation costs for grants issued to a participant who is of retirement age are recognized at the time of the grant.

On June 14, 2023, the Company awarded a total of 7,641 shares of common stock to nine members of our Board of Directors under the 2023 Plan. The grant date fair value of these awards was $124,000.

On August 10, 2023, the Company issued a total of 146,572 shares of common stock to five employees upon vesting of previously disclosed awards granted in 2021 under the A&R 2013 Plan as a special bonus in connection with the Company’s August 2020 groundbreaking Fannie Mae financing. These grants were expensed over the vesting period.

On September 20, 2023, the Company awarded a total of 8,595 shares of common stock to nine members of our Board of Directors under the 2023 Plan. The grant date fair value of these awards was $124,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2023:

2023

Dividend yield	3.94%
Expected volatility	27.14%
Risk-free interest rate	3.59%
Expected lives	10
Estimated forfeitures	0

During the nine months ended September 30, 2023, thirteen participants exercised options to purchase a total of 71,000 shares of common stock at a weighted-average exercise price of $10.34 per share for total proceeds of $734,000. The aggregate intrinsic value of options exercised was $418,000. During the nine months ended September 30, 2023, options to purchase 20,000 shares expired.

As of September 30, 2023, there were options outstanding to purchase 4.8 million shares, with an aggregate intrinsic value of $2.7 million. There were 2.2 million shares available for grant under the 2023 Plan.

NOTE 10 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2023:
Marketable Securities - Preferred stock	$484	$484	$0	$0
Marketable Securities - Common stock	27,132	27,132	0	0
Total	$27,616	$27,616	$0	$0

As of December 31, 2022:
Marketable Securities - Preferred stock	$1,043	$1,043	$0	$0
Marketable Securities - Common stock	41,135	41,135	0	0
Total	$42,178	$42,178	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2023, the estimated fair value of fixed rate mortgages payable amounted to $422.5 million and the carrying value of fixed rate mortgages payable amounted to $446.3 million.

NOTE 11 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

From time to time, the Company may be subject to claims and litigation in the ordinary course of business. Management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations.

The Company had an agreement with 21st Mortgage Corporation (“21st Mortgage”) under which 21st Mortgage provided financing for home purchasers in the Company’s communities. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of September 30, 2023, the total loan balance under this agreement was approximately $2.4 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2023, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $740,000. This program was terminated on June 22, 2023. The Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of September 30, 2023, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $70.3 million of loans that the Company acquired under the COP Program as of September 30, 2023.

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

On July 26, 2023, the Company entered into an agreement to purchase two manufactured home communities, located in Maryland, for approximately $12.5 million. As of November 8, 2023, this transaction remains pending.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2023 and 2022 was $27.2 million and $18.7 million, respectively. Interest cost capitalized to land development was $4.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023 and 2022, the Company had Dividend Reinvestments of $2.0 million and $2.1 million, respectively, which required no cash transfers.

NOTE 13– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since October 1, 2023, the Company issued and sold an additional 190,000 shares of its Common Stock under the 2023 Common ATM Program at a weighted average price of $13.98 per share, generating gross proceeds of $2.7 million and net proceeds of $2.6 million, after offering expenses. As of November 1, 2023, $58.6 million of Common Stock remained eligible for sale under the 2023 Common ATM Program.

Since October 1, 2023, the Company issued and sold an additional 44,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $21.08 per share, generating gross proceeds of $931,000 and net proceeds of $916,000, after offering expenses. As of November 1, 2023, $54.2 million of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

On October 13, 2023, the Company paid down $10 million on its revolving line of credit secured by its eligible notes receivables.

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

	Three Months Ended		Nine Months Ended
	9/30/23	9/30/22	9/30/23	9/30/22

Rental and Related Income	$48,135	$43,642	$140,503	$129,708
Community Operating Expenses	20,673	19,472	60,796	57,575
Net Loss Attributable to Common Shareholders	(5,831)	(10,062)	(15,561)	(39,986)
Net Loss Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.09)	$(0.18)	$(0.25)	$(0.74)

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

As of September 30, 2023, the Company owned and operated 135 manufactured home communities (including two communities acquired through the Company’s opportunity zone fund) containing approximately 25,800 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina and Georgia. The Company also has an ownership interest in and operates two communities in Florida through its joint venture with Nuveen Real Estate.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales, self-storage leases, oil and gas leases, cable service agreements and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. In addition, the Company receives property management and other fees from its joint venture with Nuveen Real Estate and from its non-controlling interest in its opportunity zone fund. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. The Company also invests in equity securities of other REITs. As of September 30, 2023, the securities portfolio represented 1.5% of undepreciated assets. The Company does not intend to increase its investment in this REIT securities portfolio.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and nine months ended September 30, 2023, rental and related income increased 12% and 11%, respectively, from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 16% and 13%, respectively. Same property NOI, which includes communities owned and operated as of January 1, 2022, increased 13% and 10% for the three and nine months ended September 30, 2023, respectively, over the prior year period driven by a 210 basis point increase in occupancy, to 88.4%, and a rental rate increase of 5.3%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones.

Sales of manufactured homes increased 15% during the nine months ended September 30, 2023 from the prior year. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Due to the climbing mortgage rates, the higher cost of buying a home versus renting one is at its most extreme since 1996. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 779 rental homes, net during the first nine months of 2023. This brought the total number of rental homes to approximately 9,900 rental homes, or 38.3% of total sites. Occupied rental homes represented approximately 41.8% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 94.2% as of September 30, 2023. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding a total of approximately 800 - 900 rental homes by the end of 2023.

The following is a summary of the community acquired through our opportunity zone fund during the nine months ended September 30, 2023 (dollars in thousands):

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

The Company’s Community NOI for the three and nine months ended September 30, 2023 and 2022 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/23	9/30/22	9/30/23	9/30/22

Rental and Related Income	$48,135	$42,893	$140,503	$126,699
Less: Community Operating Expenses	20,673	19,181	60,795	56,175
Community NOI	$27,462	$23,712	$79,708	$70,524

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2023 and 2022 are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/23	9/30/22	9/30/23	9/30/22
Net Loss Attributable to Common Shareholders	$(5,831)	$(9,745)	$(15,546)	$(36,548)
Depreciation Expense	14,147	12,302	41,271	36,003
Depreciation Expense from Unconsolidated Joint Venture	179	90	504	257
(Gain) Loss on Sales of Investment Property and Equipment	26	10	(11)	96
Decrease in Fair Value of Marketable Securities	5,496	1,230	10,439	43,024
(Gain) Loss on Sales of Marketable Securities, net	(226)	6,405	(183)	(24,316)
FFO Attributable to Common Shareholders	13,791	10,292	36,474	18,516

Adjustments:
Redemption of Preferred Stock (1)	-0-	896	-0-	12,916
Amortization of Financing Costs (1)	536	505	1,592	1,445
Non- Recurring Other Expense (2)	73	1,386	1,103	2,642
Normalized FFO Attributable to Common Shareholders (1)	$14,400	$13,079	$39,169	$35,519

(1)	Normalized FFO as previously reported for the three and nine months ended September 30, 2022, were $11,678 and $29,348, respectively. During 2022, the Company incurred the carrying cost of excess cash for the redemption of preferred stock. Additionally, due to the change in sources of capital, amortization expense is expected to become more significant and is therefore included as an adjustment to Normalized FFO for the three and nine months ended September 30, 2023 and 2022. After making these adjustments for the three and nine months ended September 30, 2022, Normalized FFO were $13,079 and $35,519, respectively.

(2)	Consists of the previously disclosed special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($0 and $862, respectively) and non-recurring expenses for the joint venture with Nuveen ($43 and $93, respectively), one-time legal fees ($25 and $75, respectively), fees related to the establishment of the OZ Fund ($0 and $37, respectively), and costs associated with acquisitions that were not completed ($5 and $36, respectively) for the three and nine months ended September 30, 2023. Consists of the previously disclosed special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($431 and $1.3 million, respectively) and non-recurring expenses for the joint venture with Nuveen ($2 and $54, respectively), early extinguishment of debt ($2 and $195, respectively), one-time legal fees ($38 and $187, respectively), fees related to the establishment of the OZ Fund ($893) and costs associated with an acquisition that was not completed ($20) for the three and nine months ended September 30, 2022.

The following are the cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	9/30/23	9/30/22

Operating Activities	$90,315	$5,083
Investing Activities	(134,927)	(58,435)
Financing Activities	49,306	(577)

Changes In Results Of Operations

Rental and related income increased 12% from $42.9 million for the three months ended September 30, 2022 to $48.1 million for the three months ended September 30, 2023. Rental and related income increased 11% from $126.7 million for the nine months ended September 30, 2022 to $140.5 million for the nine months ended September 30, 2023. This increase was primarily due to the acquisitions made during 2022, as well as increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 5% to 6% annually at most communities. Same property occupancy has increased 210 basis points from 86.3% as of September 30, 2022 to 88.4% at September 30, 2023. Occupied rental homes increased 10% from approximately 8,500 homes at September 30, 2022 to 9,300 homes at September 30, 2023.

Community operating expenses increased 8% from $19.2 million for the three months ended September 30, 2022 to $20.7 million for the three months ended September 30, 2023. Community operating expenses increased 8% from $56.2 million for the nine months ended September 30, 2022 to $60.8 million for the nine months ended September 30, 2023. These increases were primarily due to acquisitions made during 2022, as well as an increase in payroll, rental home expenses, real estate taxes, insurance, waste removal, water expenses and sewer expenses.

Community NOI increased 16% from $23.7 million for the three months ended September 30, 2022 to $27.5 million for the three months ended September 30, 2023. Community NOI increased 13% from $70.5 million for the nine months ended September 30, 2022 to $79.7 million for the nine months ended September 30, 2023. These increases were primarily due to the acquisitions during 2022 and increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) decreased 180 basis points and was 42.9% and 44.7% for the three months ended September 30, 2023 and 2022, respectively. The Company’s operating expense ratio decreased 100 basis points and was 43.3% and 44.3% for the nine months ended September 30, 2023 and 2022, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Because most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Since the Company has the ability to increase its rental rates annually, increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes decreased 13% from $9.0 million, or 89 homes, for the three months ended September 30, 2022 to $7.9 million, or 90 homes, for the three months ended September 30, 2023. There were 40 new homes sold for an average sales price of $128,000 and 50 used homes sold for an average sales price of $56,000 during the three months ended September 30, 2023. There were 56 new homes sold for an average sales price of $125,000 and 33 used homes sold for an average sales price of $62,000 during the three months ended September 30, 2022. Sales of manufactured homes increased 15% from $20.3 million, or 236 homes, for the nine months ended September 30, 2022 to $23.4 million, or 264 homes, for the nine months ended September 30, 2023. Cost of sales of manufactured homes amounted to $5.3 million and $6.3 million for the three months ended September 30, 2023 and 2022, respectively. Cost of sales of manufactured homes amounted to $16.1 million and $14.2 million for the nine months ended September 30, 2023 and 2022, respectively. The gross profit percentage increased 300 basis points and was 33% and 30% for the three months ended September 30, 2023 and 2022, respectively, increased 100 basis points and was 31% and 30% for the nine months ended September 30, 2023 and 2022, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.8 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and $5.3 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $783,000 or 10% of total sales and $1.1 million or 12% of total sales for the three months ended September 30, 2023 and 2022, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $2.1 million or 9% of total sales and $2.2 million or 11% of total sales for the nine months ended September 30, 2023 and 2022, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

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

General and administrative expenses decreased 13% from $5.2 million for the three months ended September 30, 2022 to $4.5 million for the three months ended September 30, 2023, primarily due to non-recurring expenses incurred during the three months ended September 30, 2022. General and administrative expenses increased 10% from $13.3 million for the nine months ended September 30, 2022 to $14.7 million for the nine months ended September 30, 2023. These increases were due to an increase in payroll, personnel costs and non-cash stock-based compensation. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) decreased 180 basis points from 9.5% for the three months ended September 30, 2022 to 7.7% for the three months ended September 30, 2023 and decreased 10 basis points from 8.7% for the nine months ended September 30, 2022 to 8.6% for the nine months ended September 30, 2023.

Depreciation expense increased 15% from $12.3 million for the three months ended September 30, 2022 to $14.1 million for the three months ended September 30, 2023. Depreciation expense increased 15% from $36.0 million for the nine months ended September 30, 2022 to $41.3 million for the nine months ended September 30, 2023. These increases were primarily due to the acquisitions and increase in rental homes during 2022 and 2023.

Interest income increased 21% from $1.1 million for the three months ended September 30, 2022 to $1.3 million for the three months ended September 30, 2023. Interest income increased 20% from $3.1 million for the nine months ended September 30, 2022 to $3.7 million for the nine months ended September 30, 2023. This increase was primarily due to an increase in the average balance of notes receivable from $57.6 million at September 30, 2022 to $68.9 million at September 30, 2023.

Dividend income decreased 27% from $699,000 for the three months ended September 30, 2022 to $508,000 for the three months ended September 30, 2023. Dividend income decreased 21% from $2.2 million for the nine months ended September 30, 2022 to $1.7 million for the nine months ended September 30, 2023. This decrease was due to reduced dividends as a result of our smaller securities portfolio. The weighted average yield on our dividends received from our marketable securities investments increased 140 basis points and were approximately 7.6% and 6.2% at September 30, 2023 and 2022, respectively.

The Company recognized a realized gain on sales of marketable securities of $226,000 for the three months ended September 30, 2023 and a realized loss on sales of marketable securities of $6.4 million for the three months ended September 30, 2022. The Company recognized a realized gain on sales of marketable securities of $183,000 for the nine months ended September 30, 2023. The Company recognized a realized gain on sales of marketable securities of $24.3 million for the nine months ended September 30, 2022 as a result of the cash consideration received in the MREIC merger. The decrease in fair value of marketable securities amounted to $5.5 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $10.4 million and $43.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had total net unrealized losses of $46.6 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased 11% from $7.0 million for the three months ended September 30, 2022 to $7.7 million for the three months ended September 30, 2023. Interest expense, including amortization of financing costs, increased 31% from $18.9 million for the nine months ended September 30, 2022 to $24.7 million for the nine months ended September 30, 2023. This increase was mainly due from the interest incurred from the Series A Bonds issued in 2022, an increase in the average balance of loans payable and an increase in interest rates. Loans Payable increased year over year, due to additional takedown on the line of credit for payoff of mortgages of approximately $58.5 million during the nine months ended September 30, 2023. Our floorplan inventory financing revolving lines of credit increased from approximately $37.3 million as of September 30, 2022 to a high of approximately $65.5 million during the nine months ended September 30, 2023 as a result of increased inventory purchases due to supply chain issues. We have been paying down these lines of credit and at quarter end, the balance was $1.1 million. Inventory has returned to more normalized levels and was approximately $39.0 million and $57.2 million as of September 30, 2023 and 2022, respectively.

Changes in Financial Condition

Total investment property increased 8% or $106.6 million during the nine months ended September 30, 2023. The Company, through its opportunity zone fund, acquired one community with 118 developed homesites for approximately $3.7 million. The Company also added 779 rental homes to its communities during the first nine months of 2023. The Company’s occupancy rate on its rental homes portfolio increased 90 basis points and was 94.2% at September 30, 2023 as compared to 93.3% at December 31, 2022.

Marketable securities decreased 35% or $14.6 million during the nine months ended September 30, 2023. This decrease was due to a net decrease in the fair value of $10.4 million and sales of securities with a cost basis of $4.2 million.

Mortgages payable, net of unamortized debt issuance costs, decreased 13% or $66.8 million during the nine months ended September 30, 2023 due to principal payments.

Loans payable, net of unamortized debt issuance costs, decreased 6% or $8.9 million during the nine months ended September 30, 2023. This decrease was due to a decrease of $63.1 million on our floorplan inventory financing revolving lines of credit offset by an increase of $19.7 million on our revolving line of credit secured by the Company’s rental homes, an increase of $10.0 million on our revolving lines of credit for the financing of home sales and an increase of $25.0 million on our unsecured line of credit.

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

The Company continues to strengthen its capital and liquidity positions. During the nine months ended September 30, 2023, the Company issued and sold 7.8 million shares of Common Stock through our Common ATM Programs, at a weighted average price of $16.05 per share, generating gross proceeds of $124.4 million and net proceeds of $122.0 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 190,000 shares of its Common Stock under the 2023 Common ATM Program at a weighted average price of $13.98 per share, generating gross proceeds of $2.7 million and net proceeds of $2.6 million, after offering expenses.

In addition, during the nine months ended September 30, 2023, the Company issued and sold 2.2 million shares of Series D Preferred Stock through our Preferred ATM Programs, at a weighted average price of $22.01 per share, generating gross proceeds of $47.6 million and net proceeds of $46.8 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 44,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $21.08 per share, generating gross proceeds of $931,000 and net proceeds of $916,000, after offering expenses.

The Company also raised $6.8 million from the issuance of common stock in the DRIP during the nine months ended September 30, 2023, which included Dividend Reinvestments of $2.0 million. Dividends paid on the common stock for the nine months ended September 30, 2023 were $38.1 million, of which $2.0 million were reinvested. Dividends paid on the Series D Preferred Stock for the nine months ended September 30, 2023 totaled $12.3 million.

Net cash provided by operating activities amounted to $90.3 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in net cash provided by operating activities was primarily due to the reduction in the inventory of manufactured homes in the amount of $49.5 million for the nine months ended September 30, 2023 as compared to the increase in the inventory of manufactured homes in the amount of $33.5 million for the nine months ended September 30, 2022. As of September 30, 2023, the Company had cash and cash equivalents of $38.6 million, marketable securities of $27.6 million and $80 million available on our unsecured revolving credit facility, with an additional $400 million potentially available pursuant to an accordion feature. We also had approximately $177.4 million available on our revolving lines of credit for the financing of home sales, purchase of rental homes and purchases of inventory.

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

As of September 30, 2023, the Company had total assets of $1.4 billion and total liabilities of $715.1 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of September 30, 2023 was approximately 34% and the Company’s net debt, less securities to total market capitalization as of September 30, 2023 was approximately 33%. As of September 30, 2023, the Company does not have any mortgages due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	November 8, 2023	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 8, 2023	By	/s/ Anna T. Chew
Anna T. Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

