Form 10-K
period 2023-12-31
UMH PROPERTIES, INC.
filed 2024-02-28
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2023 was $1.0 billion. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2023 was $945.8 million.

The number of shares outstanding of issuer’s common stock as of February 27, 2024 was 69,342,865 shares.

Documents Incorporated by Reference:

-Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2023.

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

Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured homesites to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. In 2022, Company also formed an opportunity zone fund to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the Tax Cuts and Jobs Act of 2017 (the “TCJA”) to encourage long-term investment in economically distressed areas. The Company currently holds a 77% percentage interest in the opportunity zone fund. Our opportunity zone fund currently owns two communities, located in South Carolina and Georgia.

As of December 31, 2023, the Company owned and operated 135 manufactured home communities (including two communities acquired through the Company’s opportunity zone fund) containing approximately 25,800 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama, South Carolina and Georgia. The Company also has an ownership interest in and operates two communities in Florida through a joint venture with Nuveen Real Estate (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Investment in Joint Venture” of the Notes to Consolidated Financial Statements).

We have expanded our portfolio of manufactured home communities through numerous acquisitions. During 2023, the Company purchased one community, located in Georgia, containing 118 developed homesites, through our opportunity zone fund. In addition, during 2023, the Company expanded our joint venture relationship with Nuveen Real Estate by forming a new joint venture vehicle with Nuveen to develop a new manufactured housing community in Pennsylvania.

A manufactured home community is designed to accommodate detached or semi-attached, single-family manufactured homes. These manufactured homes are produced off-site by manufacturers and installed on sites within the communities. These homes may be improved with the addition of features constructed on-site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options. Each manufactured homeowner leases the site on which the home is located from the Company. Generally, the Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance.

Manufactured homes are accepted by the public as a viable and economically attractive alternative to conventional site-built single-family housing. The affordability of the modern manufactured home makes it a very attractive housing alternative. Depending on the region of the country, prices per square foot for a new manufactured home average up to 50 percent less than a comparable site-built home, excluding the cost of land. This is due to a number of factors, including volume purchase discounts, inventory control of construction materials and control of all aspects of the construction process, which is generally a more efficient, environmentally friendly and streamlined process as compared to a site-built home.

Modern residential land lease communities are similar to typical residential subdivisions containing central entrances, paved well-lit streets, curbs and gutters. Generally, modern manufactured home communities contain buildings for recreation, green areas, and other common area facilities, all of which are the property of the community owner. In addition to such general improvements, certain manufactured home communities include recreational improvements such as swimming pools, tennis courts and playgrounds. Municipal water and sewer services are available in some manufactured home communities, while other communities supply these services on-site.

Typically, our leases are on an annual or month-to-month basis, renewable upon the consent of both parties. The community manager interviews prospective residents, collects rent and finance payments, ensures compliance with community regulations, maintains common areas and community facilities and is responsible for the overall appearance of the community. The homeowner is responsible for the maintenance of the home and leased site. As a result, our capital expenditures tend to be less significant relative to multifamily rental apartments. Manufactured home communities produce predictable income streams and provide protection from inflation due to the ability to annually increase rents.

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

In connection with the operation of its communities, UMH also leases homes to prospective tenants. As of December 31, 2023, UMH owned approximately 10,000 rental homes, representing approximately 39% of its developed homesites. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income from both the home and the site which might otherwise be non-income producing.

Inherent in the operation of a manufactured home community is the development, redevelopment, and expansion of our communities. In addition to leasing manufactured homes to residents, the Company sells and finances, through a third-party lending program, the sale of manufactured homes in our communities through its 100% owned, fully consolidated subsidiary S&F. S&F was established to potentially enhance the value of our communities by filling sites that would otherwise be vacant. The home sales business is operated as it is with traditional homebuilders, with sales centers, model homes, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners. In addition, our sales centers can earn a profit by selling homes to customers for placement on their own private land.

Investment and Other Policies

The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the U.S. but the Company has generally concentrated on the Northeast, Midwest and Southeast. Since 2010, we have quadrupled the number of developed homesites by purchasing 107 communities containing approximately 18,800 homesites. We are focused on acquiring communities with significant upside potential and leveraging our expertise to build long-term capital appreciation.

Our growth strategy involves purchasing well-located communities in our target markets. As part of our growth strategy, we intend to evaluate potential opportunities to expand into additional geographic markets, including other markets in the southeastern United States.

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

The Company seeks to finance acquisitions with the most appropriate available source of capital, including purchase money mortgages or other financing, which may be first liens, wraparound mortgages or subordinated indebtedness, sales of investments, and issuance of additional equity securities. In connection with its ongoing activities, the Company may issue notes, mortgages or other senior securities. The Company intends to use both secured and unsecured lines of credit. The Company’s joint venture relationship with Nuveen Real Estate also provides a source of financing for acquisitions of newly developed communities and development of new communities.

The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors, such an acquisition is advantageous to the Company. During the years ended December 31, 2023 and 2022, the Company did not repurchase any shares of its Common Stock.

In addition to its manufactured home communities, the Company also owns a portfolio of investment securities, consisting of marketable equity securities issued by other REITs, which represented 1.9% of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation) at year end. We do not intend to increase our investments in our REIT securities portfolio. These liquid real estate holdings provide additional diversification, liquidity and income. The Company, from time to time, may purchase these securities on margin when the interest and dividend yields exceed the cost of funds.

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

State and local rent control laws in certain jurisdictions may dictate the structure of rent increases and limit our ability to recover increases in operating expenses and the costs of capital improvements. In 2019, the State of New York enacted the Housing Stability and Tenant Protection Act of 2019, which, among other things, set maximum collectible rent increases. Rent control also affects three of our manufactured home communities in New Jersey. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-related legislation exists or may be enacted.

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2024 will be approximately $20 - $30 million.

Human Capital

The attraction, motivation and retention of our employees are critical factors in furthering the growth and financial success of the Company. We recognize that our ability to achieve the high standards we set for ourselves can best be accomplished by having a diverse team. We are committed to promoting diversity, equity and inclusion and our benefits programs are designed to achieve employee satisfaction and advancement. As of February 16, 2024, the Company had approximately 480 employees, including officers. Approximately half of our management team and 45% of our total employee population are female. Over 41% of our employees are 40 years of age or older and 24% are over 60 years of age. During each year, the Company hires additional part-time and seasonal employees as groundskeepers and lifeguards and to conduct emergency repairs.

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

Information about our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2023:

Name	Age	Position

Eugene W. Landy	90	Chairman of the Board of Directors and Founder
Samuel A. Landy	63	President and Chief Executive Officer
Anna T. Chew	65	Executive Vice President, Chief Financial Officer and Treasurer
Craig Koster	48	Executive Vice President, General Counsel and Secretary
Brett Taft	34	Executive Vice President and Chief Operating Officer

Environmental, Social and Governance (“ESG”) Considerations

The Company’s mission is to address the fundamental need of providing affordable housing and in doing so, create sustainable and environmentally friendly communities that have a positive societal impact. We recognize our obligation, as well as that of our industry, to reduce our impact on the environment and to conserve natural resources. We continually invest in energy-efficient technology where practicable, including water and energy conservation initiatives, and are committed to incorporating environmental and social considerations into our business practices to create value and enhance the communities where our residents live. We also recognize the importance of good corporate governance in ensuring the Company’s continued success and maintaining the confidence of our shareholders and financing sources. Our policies and practices are endorsed and supported by the Company’s executive management, including its Vice President of ESG, and are regularly reviewed by the Board of Directors and the Environmental, Social and Corporate Governance (“ESG”) Subcommittee of the Nominating and Corporate Responsibility Committee.

Investments in the Company’s common stock and preferred stock may be considered qualified ESG investments. Sustainalytics, which is a leading independent ESG and corporate governance research ratings and analytics firm, reviewed our Sustainable Finance Framework and agreed that we not only provide a social good in the form of providing affordable housing, but also an environmental good for our conservation initiatives. The framework is also in line with UN Sustainable Development Goals 6, 7 and 11.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and other reports and documents filed by us with the SEC.

Real Estate Industry Risks:

●	General economic conditions and the concentration of our properties in certain states may affect our ability to generate sufficient revenue to maintain our profitability.
●	We may be unable to compete with our larger competitors for acquisitions, which may increase prices for communities.
●	We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.
●	We may be unable to finance or accurately estimate or anticipate costs and timing associated with expansion activities.
●	We may be unable to sell properties when appropriate because real estate investments are illiquid.
●	Our ability to sell manufactured homes may be affected by various factors, which may in turn adversely affect our profitability.
●	Licensing laws and compliance could affect our profitability.
●	The termination of our third-party lending program could adversely affect us.
●	Costs associated with taxes and regulatory compliance may reduce our revenue.
●	Rent control legislation may harm our ability to increase rents.
●	Environmental liabilities could affect our profitability.

●	Some of our properties are subject to potential natural or other disasters.
●	Climate change may adversely affect our business.
●	Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties which could adversely affect our business.
●	Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow.
●	Our investments are concentrated in the manufactured housing/residential sector and our business would be adversely affected by an economic downturn in that sector.
●	Our joint venture relationship with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us.

Financing Risks:

●	We face risks generally associated with our debt.
●	We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.
●	We face risks associated with our dependence on external sources of capital.
●	We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.
●	We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our financial results.
●	Covenants in our credit agreements and other debt instruments could limit our flexibility and adversely affect our financial condition.
●	A change in the U.S. government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.
●	We face risks associated with the financing of home sales to customers in our manufactured home communities.

Risks Related to our Status as a REIT:

●	If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
●	Failure to make required distributions would subject us to additional tax.
●	We may not have sufficient cash available from operations to pay distributions to our shareholders, and, therefore, distributions may be made from borrowings.
●	We may be required to pay a penalty tax upon the sale of property that is determined to be held for sale to customers.
●	We may be adversely affected if we fail to qualify as a REIT.
●	To qualify as a REIT, we must comply with certain highly technical and complex requirements.
●	There is a risk of changes in the tax law applicable to REITs.
●	We may be unable to comply with the strict income distribution requirements applicable to REITs.
●	Our taxable REIT subsidiary (“TRS”) is subject to special rules that may result in increased taxes.
●	Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.

General Risk Factors

●	Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition and growth.
●	We may not be able to obtain adequate cash to fund our business.
●	We are dependent on key personnel.
●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.
●	Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.
●	We may amend our business policies without shareholder approval.

●	Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
●	The market value of our Series D Preferred Stock and Common Stock could decrease based on our performance and market perception and conditions.
●	The market price and trading volume of our Series D Preferred Stock and Common Stock may fluctuate significantly.
●	Future issuance or sale of additional shares of Preferred Stock or Common Stock or other securities could adversely affect the trading prices of our outstanding Series D Preferred Stock and Common Stock.
●	Future issuances of our debt securities, which would be senior to our Series D Preferred Stock upon liquidation, or preferred equity securities which may be senior to our Series D Preferred Stock for purposes of dividend distributions or upon liquidation, may adversely affect the per-share trading prices of our Series D Preferred Stock.
●	There are restrictions on the transfer of our capital stock.
●	The dual listing of our Common Stock on the New York Stock Exchange (“NYSE”) and the Tel Aviv Stock Exchange (“TASE”) may result in price variations that could adversely affect liquidity of the market for our Common Stock.
●	The existing mechanism for the dual listing of securities on the NYSE and the TASE may be eliminated or modified in a manner that may subject us to additional regulatory burden and additional costs.
●	We are subject to restrictions that may impede our ability to effect a change in control.
●	We cannot assure you that we will be able to pay distributions regularly.
●	Dividends on our capital stock do not qualify for the reduced federal tax rates available for some dividends (i.e., they are not qualified dividends).
●	We are subject to risks arising from litigation.
●	Future terrorist attacks and military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.
●	Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our capital stock.
●	We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations.
●	We are dependent on continuous access to the Internet to use our cloud-based applications.
●	We face risks relating to expanding use of social media mediums.
●	Our opportunity zone fund may fail to qualify for the tax benefits available for investments in qualified opportunity zones under the detailed rules adopted by the Internal Revenue Service.
●	We face various risks and uncertainties related to public health crises, such as the COVID-19 pandemic or other highly infectious or contagious diseases.

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

Real Estate Industry Risks

General economic conditions and the concentration of our properties in certain states may affect our ability to generate sufficient revenue to maintain our profitability. The market and economic conditions in our current markets may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. As a result of the geographic concentration of our properties in ten states in the Eastern United States, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

Other factors that may affect general economic conditions or local real estate conditions include:

●	the national and local economic climate, including that of the energy-market dependent Marcellus and Utica Shale regions, may be adversely impacted by, among other factors, potential restrictions on drilling, plant closings, and industry slowdowns;
●	local real estate market conditions such as the oversupply of manufactured homesites or a reduction in demand for manufactured homesites in an area;
●	the number of repossessed homes in a particular market;
●	the lack of an established dealer network;
●	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;
●	the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;
●	zoning or other regulatory restrictions;
●	competition from other available manufactured home communities and alternative forms of housing (such as apartment buildings and single-family homes);
●	our ability to provide adequate management, maintenance and insurance;
●	a pandemic or other health crisis, such as the COVID-19 pandemic or other highly infectious or contagious diseases;
●	increased operating costs, including insurance premiums, real estate taxes and utilities; and
●	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

We may be unable to compete with our larger competitors for acquisitions, which may increase prices for communities. The real estate business is highly competitive. We compete for manufactured home community investments with numerous other real estate entities, such as individuals, corporations, REITs and other enterprises engaged in real estate activities. In many cases, the competing companies may be larger and better financed than we are, making it difficult for us to secure new manufactured home community investments. Competition among private and institutional purchasers of manufactured home community investments has resulted in increases in the purchase prices paid for manufactured home communities and consequently higher fixed costs. To the extent we are unable to effectively compete in the marketplace, our business may be adversely affected.

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

We may be unable to finance or accurately estimate or anticipate costs and timing associated with expansion activities. We periodically consider the expansion of existing communities and development of new communities. Our expansion and development activities are subject to risks such as:

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

Of the 135 manufactured home communities we operated as of December 31, 2023, 46 have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s environmental protection agencies.

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

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties which could adversely affect our business. We compete with other owners and operators of manufactured home community properties, some of which own properties similar to ours in the same submarkets in which our properties are located. The number of competitive manufactured home community properties in a particular area could have a material adverse effect on our ability to attract tenants, lease sites and maintain or increase rents charged at our properties or at any newly acquired properties. In addition, other forms of multifamily residential properties, such as private and federally funded or assisted multifamily housing projects and single-family housing, provide housing alternatives to potential tenants of manufactured home communities. If our competitors offer housing at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.

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

Our joint venture relationship with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us. We have entered into joint venture arrangements with Nuveen Real Estate to acquire manufactured home communities that are recently developed or under development. We are required to contribute 40% of the capital required for investments by the joint venture entities. It is possible that our joint venture partner, Nuveen Real Estate, may have business interests, goals, priorities or concerns that are different from our business interests, goals, priorities or concerns. Although we manage the joint venture entities and their properties, we do not have full control over decisions and require approval of Nuveen Real Estate for major decisions. As a result, we may face the risk of disputes, including potential deadlocks in making decisions. In addition, the joint venture agreements provide that until the capital contributions to the joint venture entities are fully funded or the joint venture is terminated, and unless Nuveen declines an acquisition proposed by us, the joint venture will be the exclusive vehicle for us to acquire any manufactured home communities that meet the joint venture’s investment guidelines. Nuveen Real Estate will have the right to remove and replace us as managing member of the joint venture entities and manager of the joint venture’s properties if we breach certain obligations or certain events occur, in which event Nuveen Real Estate may elect to buy out our interest in the applicable joint venture entity at 98% of its value.  There are also significant restrictions on our ability to exit the joint venture. Any of these provisions could adversely affect us.

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

We face risks associated with our dependence on external sources of capital. In order to qualify as a REIT, we are required each year to distribute to our shareholders at least 90% of our REIT taxable income, and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms, if at all. Our access to third-party sources of capital depends upon a number of factors, including (i) general market conditions; (ii) the market’s perception of our growth potential; (iii) our current and potential future earnings and cash distributions; and (iv) the market price of our Series D Preferred Stock and Common Stock and any other securities we issue. Additional debt financing may substantially increase our debt-to-total capitalization ratio. Additional equity issuance may dilute the holdings of our current shareholders.

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

We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our financial results. In 2022 and 2023, the U.S. Federal Reserve raised short term interest rates by a total of 4.25% and 1.00%, respectively. Although rates have recently stabilized, additional interest rate increases may be possible. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may affect our ability to complete potential acquisitions. Because a portion of our debt bears interest at variable rates, in periods of rising interest rates, such as the current interest rate environment, our cost of funds would increase, which could adversely affect our cash flows, financial condition and results of operations, ability to make distributions to shareholders, and the cost of refinancing. and reduce our access to the debt or equity capital markets. Increased interest rates could also adversely affect the value of our properties to the extent that it decreases the amount buyers may be willing to pay for our properties. Additionally, if we choose to hedge any interest rate risk, we cannot assure that any such hedge will be effective or that our hedging counterparty will meet its obligations to us. As a result, increased interest rates, including any future increases in interest rates, could adversely affect us.

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

Risks Related to our Status as a REIT

If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT. To qualify as a REIT, we must, among other things, satisfy two gross income tests, under which specified percentages of our gross income must be certain types of passive income, such as rent. For the rent paid pursuant to our leases to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint venture or some other type of arrangement. We believe that our leases will be respected as true leases for federal income tax purposes. However, there can be no assurance that the Internal Revenue Service (“IRS”) will agree with this view. If the leases are not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs, and we could lose our REIT status.

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

We may be required to pay a penalty tax upon the sale of property that is determined to be held for sale to customers. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of real estate or other property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend that we and our subsidiaries will hold the interests in the real estate for investment with a view to long-term appreciation, engage in the business of acquiring and owning real estate, and make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to federal income tax at regular corporate rates and possibly increased state and local taxes. In addition, we might be barred from qualification as a REIT for the four years following the year of disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions to non-corporate shareholders would be subject to a maximum federal income tax rate of 20% (and potentially a federal tax on net investment income of 3.8%), provided applicable requirements of the Code are satisfied. Furthermore, corporate shareholders may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code. Additionally, if we fail to qualify as a REIT, non-corporate shareholders would no longer be able to deduct up to 20% of our dividends (other than capital gain dividends and dividends treated as qualified dividend income), as would otherwise generally be permitted for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

There is a risk of changes in the tax law applicable to REITs. Because the IRS, the U.S. Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Numerous changes to the U.S. federal income tax laws are proposed on a regular basis. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. Additionally, the REIT rules are continually under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. Furthermore, members of the U.S. Congress and the Biden administration have expressed intent to pass legislation to change or repeal parts of currently enacted tax law, including, in particular, legislation that will increase corporate tax rates from the current flat rate of 21%. If enacted, certain proposed changes could have an adverse impact on our business and financial results. Importantly, legislation has been proposed in several states specifically taxing REITs. If such legislation were to be enacted, our income from such states would be adversely impacted.

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

General Risk Factors

Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition and growth. Adverse macroeconomic conditions, including inflation, slower growth or recession, tighter credit, higher interest rates and high unemployment could materially adversely impact our business, results of operations, financial condition and growth. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our suppliers.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock. We are required by securities laws and provisions of our debt instruments to establish and maintain internal control over financial reporting and disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Disclosure controls and procedures are processes designed to ensure that information required to be disclosed is communicated to management and reported in a timely manner. We cannot be certain that we will be successful in continuing to maintain adequate control over our financial reporting and disclosure controls and procedures. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur could result in misstatements or restatements of our financial statements or a decline in the price of our securities. In addition, as our business continues to grow, and as we continue to make significant acquisitions, our internal controls will become more complex and may require significantly more resources to ensure that our disclosure controls and procedures remain effective. Acquisitions can pose challenges in implementing the required processes, procedures and controls in the operations of the companies that we acquire. Any companies that are acquired by us may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by the securities laws that currently apply to us. Moreover, the existence of any material weakness or significant deficiency in our internal controls and procedures would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. If we do not maintain an effective system of internal controls and cannot provide reliable financial reports, our reputation, operating results and access to capital could be materially adversely affected, which could lead to a loss of confidence by investors in our reported financial information, which in turn could adversely affect the trading price of our common stock and preferred stock.

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Mr. Eugene W. Landy, the Founder and Chairman of the Board of Directors of the Company, previously owned a 24% interest in the entity that is the landlord of the property in Freehold, New Jersey where the Company’s executive offices are located. Effective January 2023, Mr. Eugene Landy transferred this ownership to his son, Mr. Samuel A. Landy, the President and Chief Executive Officer and a director of the Company, and other family members. Effective October 1, 2019, the Company entered into a new lease for these executive offices in Freehold, New Jersey which combined the existing corporate office space with additional adjacent office space. This new lease extended the previous lease through April 30, 2027 and required monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Samuel A. Landy may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in the landlord of the property.

Further, Mr. Eugene W. Landy owns a 9.6% interest, Mr. Samuel A. Landy owns a 4.8% interest, Mr. Daniel Landy, who is also an officer of the Company and is Samuel A. Landy’s son, owns a 0.96% interest, and the Samuel Landy Family Limited Partnership (of which Daniel Landy is the sole general partner) own a 0.96% interest in the qualified opportunity zone fund, UMH OZ Fund, LLC (“OZ Fund”), that was formed by the Company in 2022. In addition, one of the Company’s independent directors owns a 0.96% interest in the OZ Fund.

We may amend our business policies without shareholder approval. Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although our Board of Directors has no present intention to change or reverse any of these policies, they may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in our policies. We cannot assure you that changes in our policies will fully serve the interests of all shareholders.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our stock include:

●	actual or anticipated variations in our quarterly operating results or dividends;
●	changes in our funds from operations or earnings estimates;
●	publication of research reports about us or the real estate industry;
●	prevailing interest rates;
●	the market for similar securities;
●	changes in market valuations of similar companies;
●	adverse market reaction to any additional debt we incur in the future;
●	additions or departures of key management personnel;

●	actions by institutional shareholders;
●	speculation in the press or investment community;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	our underlying asset value;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws;
●	future equity issuances;
●	failure to meet earnings estimates;
●	failure to maintain our REIT status;
●	changes in valuation of our REIT securities portfolio;
●	general economic and financial market conditions;
●	war, terrorist acts and epidemic disease, including the COVID-19 pandemic or other highly infectious or contagious diseases;
●	our issuance of debt or preferred equity securities;
●	our financial condition, results of operations and prospects; and
●	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

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

Future issuance or sale of additional shares of Preferred Stock or Common Stock or other securities could adversely affect the trading prices of our outstanding Series D Preferred Stock and Common Stock. Future issuances or sales of substantial numbers of shares of our Preferred Stock or Common Stock or other securities in the public market, or the perception that such issuances or sales might occur, could adversely affect the per-share trading prices of our Preferred Stock or Common Stock. The per-share trading price of our Preferred Stock or Common Stock may decline significantly upon the sale or registration of additional shares of our Preferred Stock or Common Stock or other securities.

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

There are restrictions on the transfer of our capital stock. To maintain our qualification as a REIT under the Code, no more than 50% in value of our outstanding capital stock may be owned, actually or by attribution, by five or fewer individuals, as defined in the Code to also include certain entities, during the last half of a taxable year. Accordingly, our charter contains provisions restricting the transfer of our capital stock. These restrictions may discourage a tender offer or other transaction, or a change in management or of control of us that might involve a premium price for our Series D Preferred Stock or Common Stock or that our shareholders otherwise believe to be in their best interests, and may result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

The dual listing of our Common Stock on the New York Stock Exchange (“NYSE”) and the Tel Aviv Stock Exchange (“TASE”) may result in price variations that could adversely affect liquidity of the market for our Common Stock. Our Common Stock is listed and trades on both the NYSE and the TASE. The dual listing may result in price variations of our Common Stock between the two exchanges due to various factors, including the use of different currencies and the different days and hours of trading for the two exchanges. Any decrease in the trading price of our Common Stock in one market could cause a decrease in the trading price in the other market. In addition, the dual-listing may adversely affect liquidity and trading prices on one or both of the exchanges as a result of circumstances that may be outside of our control. For example, transfers by holders of our securities from trading on one exchange to the other could result in increases or decreases in liquidity and/or trading prices on either or both of the exchanges. Holders could also seek to sell or buy our Common Stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any such arbitrage activity could create volatility in both the price and volume of trading of our Common Stock.

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

Dividends on our capital stock do not qualify for the reduced federal tax rates available for some dividends (i.e., they are not qualified dividends). Income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect our taxation or the dividends payable by us, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive an investment in us to be relatively less attractive than an investment in the stock of a non-REIT corporation that pays qualified dividends, which could materially and adversely affect the value of the shares of, and per share trading price of, our capital stock. It should be noted that the TCJA provides for a deduction from income for individuals, trusts and estates up to 20% of certain REIT dividends, which reduces the effective tax rate on such dividends below the effective tax rate on interest, though the deduction is generally not as favorable as the preferential rate on qualified dividends. The deduction for certain REIT dividends, unlike the favorable rate for qualified dividends, currently expires after 2025.

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

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our capital stock. Uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our investment strategy accordingly. These types of events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of the Series D Preferred Stock, Common Stock or other equity or debt securities. The potential disruptions in the financial markets may have a material adverse effect on the market value of the Series D Preferred Stock and Common Stock, any other securities we issue, and/or the economy in general. In addition, the national and local economic climate, including that of the energy-market dependent Marcellus and Utica Shale regions, may be adversely impacted by, among other factors, potential restrictions on drilling, plant closings and industry slowdowns, which may have a material adverse effect on the return we receive on our properties and investments, as well as other unknown adverse effects on us.

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

We face various risks and uncertainties related to public health crises, such as the COVID-19 pandemic or other highly infectious or contagious diseases. Although the World Health Organization declared the public health emergency to be over, we face various risks and uncertainties related to public health crises, such as the global COVID-19 pandemic, which disrupted financial markets and significantly impacted worldwide economic activity. A further outbreak of COVID-19 or other future health crisis, as well as mandatory and voluntary actions taken to mitigate the public health impact of any such health crisis may have a material adverse effect on our financial condition. The COVID-19 pandemic and social and governmental responses to the pandemic caused, and may continue to cause, severe economic, market and other disruptions worldwide. Although the COVID-19 pandemic and related societal and government responses did not have a material impact on our business or financial results, the extent to which COVID-19 and other health crises may, in the future, impact our operations cannot be predicted with any degree of confidence, but they could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

The Company’s Board of Directors (the “Board”) and its Cybersecurity Subcommittee are responsible for overseeing the Company’s risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Company’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Company’s overall risk management system and processes. In general, the Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Company’s cybersecurity risk management strategy focuses on several areas:

●	Identification and Reporting: The Company has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Company’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.

●	Technical Safeguards: The Company implements technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats. The company uses a managed antivirus platform and mobile device management on all company devices to scan for viruses, manage patching and updates, and provide remote support and monitoring tools. Firewalls, web filtration, network intrusion prevention measures, monitoring nodes, and network access controls are evaluated annually and improved through vulnerability assessments. All company accounts have strong passwords, two factor authentication, and domain authentication enforced. The IT Department researches emerging cybersecurity threats and keeps employees informed on the best security practices.

●	Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. The Company conducts regular tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.

●	Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on the Company’s cybersecurity systems.

●	Education and Awareness: The Company provides regular, mandatory training for all levels of employees regarding cybersecurity threats as a means to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

The Company conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The Company conducts quarterly reviews of backup logs, access privileges, financial transactions, and application updates. Backups are tested for integrity and functionality. The company regularly conducts seminars on the rollout of new applications and features for employees, as well as administering phishing testing and security awareness training. Penetration testing is conducted annually to verify the integrity of the Company’s network security. The results of such assessments, audits, and reviews are evaluated by management and reported to the Cybersecurity Subcommittee and the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Governance

The Board, in coordination with the Cybersecurity Subcommittee, oversees the Company’s risk management program, including the management of cybersecurity threats. The Board and the Cybersecurity Subcommittee each receive regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by the Company’s peers and third parties. The Board and the Cybersecurity Subcommittee also receive prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Cybersecurity Subcommittee discuss the Company’s approach to overseeing cybersecurity threats with the Company’s IT Department and members of senior management.

The IT Department, in coordination with members of senior management including the Executive Vice President, Chief Financial Officer and Treasurer, the Executive Vice President and Chief Operating Officer and the Executive Vice President, General Counsel and Secretary, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the IT Department and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Cybersecurity Subcommittee when appropriate.

The members of the IT Department have served in various roles in information technology and information security for over 5 years. The IT Systems Administrator has experience in monitoring arising security threats, creating documented cybersecurity and technology usage policies, and bringing companies into compliance with cybersecurity regulations. The IT Systems Administrator has been certified in Network Administration and Security, Systems Administration, and Database Vulnerability Assessment via Cisco and IBM. The Company’s IT Technician has been certified via the committee on National Security Systems and National Security Agency as an Information Systems Security Professional.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities. As of December 31, 2023, the Company owned 135 manufactured home communities (including two communities acquired through the Company’s opportunity zone fund) containing approximately 25,800 developed sites, located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama, South Carolina and Georgia. The Company also has an ownership interest in and operates two communities in Florida through its joint venture relationship with Nuveen. The rents collectible from the land in our communities ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. There is a long-term trend toward larger manufactured homes. Existing manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2023.

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

Allentown	434	97%	96%	89	182	$568
4912 Raleigh-Millington Road
Memphis, TN 38128

Arbor Estates	230	96%	96%	30	1	$852
1081 North Easton Road
Doylestown, PA 18902

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

Auburn Estates	42	93%	90%	13	-0-	$443
919 Hostetler Road
Orrville, OH 44667

Bayshore Estates	202	86%	80%	56	-0-	$388
105 West Shoreway Drive
Sandusky, OH 44870

Birchwood Farms	143	98%	94%	28	-0-	$557
8057 Birchwood Drive
Birch Run, MI 48415

Boardwalk	195	98%	98%	45	-0-	$470
2105 Osolo Road
Elkhart, IN 46514

Broadmore Estates	388	92%	93%	93	19	$561
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	82%	83%	37	2	$554
107 Skyline Drive
Berwick, PA 18603

Brookview Village	183	93%	91%	50	60	$631
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Camelot Village	116	91%	86%	47	35	$359
2700 West 38th Street
Anderson, IN 46013

Camelot Woods	152	63%	59%	32	-0-	$352
124 Clairmont Drive
Altoona, PA 16601

Candlewick Court	211	84%	78%	40	-0-	$569
1800 Candlewick Drive
Owosso, MI 48867

Carsons	122	96%	85%	14	4	$452
649 North Franklin Street Lot 116
Chambersburg, PA 17201

Catalina	458	84%	75%	75	26	$523
6501 Germantown Road
Middletown, OH 45042

Cedarcrest Village	283	98%	98%	71	30	$741
1976 North East Avenue
Vineland, NJ 08360--

Center Manor	96	24%	35%	16	2	$500
400 Center Manor Drive
Monaca, PA 15061

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

Chambersburg I & II	95	92%	74%	11	-0-	$434
5368 Philadelphia Avenue Lot 34
Chambersburg, PA 17201

Chelsea	85	99%	96%	12	-0-	$504
459 Chelsea Lane
Sayre, PA 18840

Cinnamon Woods	63	98%	100%	29	48	$621
70 Curry Avenue
Conowingo, MD 21918

City View	57	93%	96%	20	2	$416
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	100%	97%	23	1	$517
60 North State Route 101
Tiffin, OH 44883

Collingwood	102	87%	87%	20	-0-	$518
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	159	97%	97%	31	1	$396
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	164	95%	81%	44	20	$441
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	141	97%	92%	27	-0-	$443
6605 State Route 5
Ravenna, OH 44266

Countryside Village/Duck River Estates	422	96%	88%	117	65	$476/$503
200 Early Road
Columbia, TN 38401

Cranberry Village	187	95%	98%	36	-0-	$701
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	97	96%	98%	19	-0-	$453
Wolcott Hollow Road & Route 220
Athens, PA 18810

Cross Keys Village	132	92%	90%	21	2	$568
259 Brown Swiss Circle
Duncansville, PA 16635

Crossroads Village	34	79%	79%	9	-0-	$474
549 Chicory Lane
Mount Pleasant, PA 15666

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

Dallas Mobile Home Community	142	94%	89%	21	-0-	$325
1104 North 4th Street
Toronto, OH 43964

Deer Meadows	98	94%	98%	22	8	$414
12921 Springfield Road
New Springfield, OH 44443

Deer Run	184	68%	46%	33	-0-	$191
3142 Flynn Road Lot 194
Dothan, AL 36303

D & R Village	235	94%	94%	44	-0-	$696
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	55	100%	98%	10	3	$442
425 Medina Street
Lodi, OH 44254

Evergreen Manor	66	89%	90%	7	-0-	$454
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	90%	90%	10	4	$467
9249 State Route 44
Mantua, OH 44255

Fairview Manor	317	95%	95%	66	132	$808
2110 Mays Landing Road
Millville, NJ 08332

Fifty-One Estates	170	84%	82%	42	6	$520
Hayden Boulevard
Elizabeth, PA 15037

Fohl Village	315	79%	77%	126	44	$396
5729 Joleda Drive SW
Canton, OH 44706

Forest Creek	167	98%	97%	37	-0-	$597
855 East Mishawaka Road
Elkhart, IN 46517

Forest Park Village	247	89%	93%	79	-0-	$636
102 Holly Drive
Cranberry Township, PA 16066

Fox Chapel Village	121	99%	94%	23	2	$448
1 Greene Drive
Cheswick, PA 15024

Frieden Manor	193	98%	97%	42	99	$591
102 Frieden Manor
Schuylkill Haven, PA 17972

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

Friendly Village	824	58%	50%	101	-0-	$472
27696 Oregon Road
Perrysburg, OH 43551

Garden View Estates (1)	181	34%	34%	31	8	$229
100 Citrus Circle
Orangeburg, SC 29115

Green Acres	24	96%	88%	6	-0-	$456
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	100%	97%	9	-0-	$756
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	99%	99%	19	-0-	$503
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	366	84%	85%	79	-0-	$564
109 Main Street
Inkerman, PA 18640

Hidden Creek	350	73%	62%	69	19	$387
6400 South Dixie Highway
Erie, MI 48133

High View Acres	154	84%	84%	43	-0-	$475
247 Murray Lane
Export, PA 15632

Highland	246	88%	84%	42	-0-	$490
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	318	97%	98%	98	65	$716
60 Old Route 22
Kutztown, PA 19530

Hillcrest Crossing	198	91%	88%	60	16	$392
100 Lorraine Drive
Lower Burrell, PA 15068

Hillcrest Estates	220	99%	97%	46	45	$538
14200 Industrial Parkway
Marysville, OH 43040

Hillside Estates	88	89%	89%	33	16	$442
1722 Snyder Avenue
Greensburg, PA 15601

Holiday Village	339	89%	85%	53	12	$569
201 Sam Street
Nashville, TN 37207

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

Holiday Village	326	93%	90%	53	2	$579
1350 Co Road 3
Elkhart, IN 46514

Holly Acres Estates	153	97%	97%	30	9	$475
7240 Holly Dale Drive
Erie, PA 16509

Hudson Estates	159	96%	95%	19	-0-	$399
100 Keenan Road
Peninsula, OH 44264

Huntingdon Pointe	82	98%	95%	45	4	$370
240 Tee Drive
Tarrs, PA 15688

Independence Park	90	93%	95%	36	15	$476
355 Route 30
Clinton, PA 15026

Iris Winds	141	84%	69%	24	-0-	$202
1230 South Pike East Lot 144
Sumter, SC 29153

Kinnebrook	250	100%	99%	66	32	$708
351 State Route 17B
Monticello, NY 12701

Lake Erie Estates	161	68%	66%	21	-0-	$437
3742 East Main Street, Apt 1
Fredonia, NY 14757

Lake Sherman Village	257	92%	95%	63	34	$563
7227 Beth Avenue, SW
Navarre, OH 44662

Lakeview Meadows	126	61%	100%	21	32	$453
11900 Duff Road, Lot 58
Lakeview, OH 43331

Laurel Woods	208	84%	81%	43	-0-	$512
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	61	93%	98%	13	-0-	$412
11563 Back Massillon Road
Orrville, OH 44667

Mandell Trails	140	76%	80%	54	15	$335
108 Bay Street
Butler, PA 16002

Maple Manor	313	84%	81%	71	-0-	$479
18 Williams Street
Taylor, PA 18517

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

Marysville Estates	306	77%	70%	58	-0-	$489
548 North Main Street
Marysville, OH 43040

Meadowood	122	97%	89%	20	-0-	$471
9555 Struthers Road
New Middletown, OH 44442

Meadows	332	83%	76%	61	-0-	$500
11 Meadows
Nappanee, IN 46550

Meadows of Perrysburg	200	96%	95%	47	37	$499
27484 Oregon Road
Perrysburg, OH 43551

Melrose Village	293	92%	92%	71	-0-	$454
4400 Melrose Drive, Lot 301
Wooster, OH 44691

Melrose West	29	100%	100%	27	3	$501
4455 Cleveland Road
Wooster, OH 44691

Memphis Blues (2)	134	77%	66%	16	78	$497
1401 Memphis Blues Avenue
Memphis, TN 38127

Mighty Oak (1)	118	1%	N/A	26	-0-	$450
1203 Moultrie Road
Albany, GA 31705

Monroe Valley	44	100%	98%	11	-0-	$634
15 Old State Road
Jonestown, PA 17038

Moosic Heights	150	95%	94%	35	-0-	$499
118 1st Street
Avoca, PA 18641

Mount Pleasant Village	114	96%	96%	19	-0-	$414
1 Village Drive
Mount Pleasant, PA 15666

Mountaintop	39	95%	87%	11	2	$730
Mountain Top Lane
Narvon, PA 17555

Mountain View (3)	-0-	N/A	N/A	-0-	220	N/A
Van Dyke Street
Coxsackie, NY 12501

New Colony	113	79%	71%	16	-0-	$514
3101 Homestead Duquesne Road
West Mifflin, PA 15122

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

Northtowne Meadows	384	89%	90%	85	-0-	$487
6255 Telegraph Road
Erie, MI 48133

Oak Ridge Estates	205	98%	97%	40	-0-	$590
1201 Country Road 15
Elkhart, IN 46514

Oak Tree	260	97%	98%	39	2	$490
565 Diamond Road
Jackson, NJ 08527

Oakwood Lake Village	78	76%	69%	40	-0-	$568
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	125	98%	97%	15	-0-	$521
26875 Bagley Road
Olmsted Falls, OH 44138

Oxford Village	224	98%	99%	59	2	$825
2 Dolinger Drive
West Grove, PA 19390

Parke Place	379	91%	93%	94	15	$474
2331 Osolo Road
Elkhart, IN 46514

Perrysburg Estates	133	88%	93%	26	7	$436
23720 Lime City Road
Perrysburg, OH 43551

Pikewood Manor	490	90%	87%	86	31	$510
1780 Lorain Boulevard
Elyria, OH 44035

Pine Ridge Village/Pine Manor	193	88%	87%	50	30	$655/$676
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	214	82%	78%	38	-0-	$461
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	111	85%	85%	21	9	$486
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	477	65%	61%	101	-0-	$576
485 Patterson Lane
Belle Vernon, PA 15012

Redbud Estates	570	99%	96%	128	21	$308
1800 West 38th Street
Anderson, IN 46013

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

River Valley Estates	230	93%	89%	60	-0-	$482
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	91	91%	87%	31	1	$474
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	66	85%	88%	17	66	$555
1198 Rostraver Road
Belle Vernon, PA 15012

Saddle Creek	141	1%	1%	29	7	$105
2390 Denton Road
Dothan, AL 36303

Sandy Valley Estates	363	85%	79%	102	10	$514
11461 State Route 800 N.E.
Magnolia, OH 44643

Shady Hills	212	94%	93%	25	-0-	$560
1508 Dickerson Pike #L3
Nashville, TN 37207

Somerset Estates/Whispering Pines	249	86%	84%	74	24	$480/$575
1873 Husband Road
Somerset, PA 15501

Southern Terrace	118	100%	100%	26	4	$437
1229 State Route 164
Columbiana, OH 44408

Southwind Village	250	98%	99%	36	-0-	$670
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	148	93%	93%	37	24	$428
7140-29 Selby Road
Athens, OH 45701

Springfield Meadows	123	98%	99%	43	77	$453
4100 Troy Road
Springfield, OH 45502

Suburban Estates	197	95%	90%	36	-0-	$464
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	95%	93%	25	1	$388
3305 Summit Road
Ravenna, OH 44266

Summit Village	112	92%	94%	25	33	$301
246 North 500 East
Marion, IN 46952

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

Sunny Acres	207	98%	96%	55	3	$447
272 Nicole Lane
Somerset, PA 15501

Sunnyside	63	87%	84%	8	1	$829
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	130	98%	95%	32	-0-	$572
122 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	99%	97%	21	-0-	$628
27216 Cook Road
Olmsted Falls, OH 44138

Twin Pines	222	89%	90%	48	2	$554
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	75	84%	89%	13	16	$433
32 Valley High Lane
Ruffs Dale, PA 15679

Valley Hills	267	97%	97%	66	67	$440
4364 Sandy Lake Road
Ravenna, OH 44266

Valley Stream	143	79%	79%	37	6	$430
60 Valley Stream
Mountaintop, PA 18707

Valley View I	104	98%	98%	19	-0-	$644
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	43	100%	100%	7	-0-	$668
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Honey Brook	144	99%	97%	28	13	$748
1 Mark Lane
Honey Brook, PA 19344

Voyager Estates	259	71%	64%	72	20	$437
1002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	196	81%	79%	35	-0-	$671
3450 Howard Road Lot 21
Hamburg, NY 14075

Wayside	81	95%	95%	15	14	$399
1000 Garfield Avenue
Bellefontaine, OH 43331

	Number of Developed	Occupancy Percentage at	Occupancy Percentage at	Acreage	Additional	Weighted Average Monthly Rent Per Site at
Name of Community	Sites	12/31/23	12/31/22	Developed	Acreage	12/31/23

Weatherly Estates	271	97%	100%	41	-0-	$518
271 Weatherly Drive
Lebanon, TN 37087

Wellington Estates	202	98%	88%	46	1	$373
247 Murray Lane
Export, PA 15632

Woodland Manor	148	78%	75%	77	-0-	$447
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	156	92%	90%	14	-0-	$766
265 Route 35
Eatontown, NJ 07724

Woods Edge	599	63%	60%	151	50	$481
1670 East 650 North
West Lafayette, IN 47906

Wood Valley	159	81%	72%	31	56	$434
2 West Street
Caledonia, OH 43314

Worthington Arms	221	95%	93%	36	-0-	$700
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	89	63%	64%	14	59	$444
999 Balmer Road
Youngstown, NY 14174

Total	25,766	86.7%	84.6%	5,637	2,134	$519

(1)	Community is owned by the opportunity zone fund.
(2)	Community was closed due to unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community. The total redevelopment will be 237 sites. Phases I and II, consisting of 90 sites, are fully complete and occupied. Phase III, consisting of 44 sites, was recently completed in 2023 and in the process of being occupied. Phase IV has been approved by city council and will allow up to an additional 103 sites.
(3)	We are currently seeking site plan approvals for approximately 360 sites for this property.

The Company also has 2,134 undeveloped acres that may be developed into approximately 8,500 sites. We have approximately 3,400 sites in various stages of the approval process that may be developed over the next 7 years. Due to the uncertainties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

In addition to the communities owned by the Company listed above, a joint venture entity owned by the Company and Nuveen Real Estate owns Sebring Square, a newly-developed all-age, manufactured home community located in Sebring, Florida, which was acquired in December 2021. This community contains 219 developed homesites situated on approximately 39 acres. In addition, this joint venture entity owns Rum Runner, a newly-developed all-age, manufactured home community, also located in Sebring, Florida, which was acquired in December 2022. This community contains 144 developed homesites situated on approximately 20 acres. In 2023, the Company expanded its joint venture relationship with Nuveen Real Estate and formed a new joint venture entity focused on the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres.

Significant Properties

The Company operated manufactured home properties with an approximate cost of $1.5 billion as of December 31, 2023. These properties consist of 135 separate manufactured home communities (including two communities acquired through the opportunity zone fund) and related improvements (excluding the Sebring Square and Rum Runner communities in Florida acquired in December 2021 and 2022, respectively, which are operated by the Company and owned by a joint venture with Nuveen Real Estate). No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Friendly Village (Ohio) with 824 developed sites, Woods Edge (Indiana) with 599 developed sites, Redbud Estates (Indiana) with 570 developed sites, Pikewood Manor (Ohio) with 490 developed sites, and Port Royal Village (Pennsylvania) with 477 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from 2025 to 2034, with a weighted average term of 5.3 years. Interest on these mortgages is payable at fixed rates ranging from 2.62% to 6.74%. The weighted average interest rate on our mortgages, not including the effect of unamortized debt issuance costs, was approximately 4.2% and 3.9% at December 31, 2023 and 2022, respectively. The aggregate balances of these mortgages, net of unamortized debt issuance costs, totaled $496.5 million and $508.9 million at December 31, 2023 and 2022, respectively. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 7 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Joint Venture with Nuveen

In December 2021, the Company and Nuveen Real Estate (“Nuveen” or “Nuveen Real Estate”), established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The terms of the initial joint venture entity were set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The LLC Agreement called for committed capital to be funded 60% by Nuveen and 40% by the Company on a parity basis. The Company serves as managing member of the joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management and other fees from the joint venture entity.

In December 2021, the joint venture entity closed on the acquisition of Sebring Square, a newly developed all-age manufactured home community located in Sebring, Florida for a total purchase price of $22.2 million. The Sebring Square community contains 219 developed homesites situated on approximately 39 acres. In December 2022, the joint venture entity closed on the acquisition of Rum Runner, another newly developed all-age manufactured home community, also located in Sebring, Florida, for a total purchase price of $15.1 million. The Rum Runner community contains 144 developed homesites situated on approximately 20 acres.

The LLC Agreement provides that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, the joint venture will be the exclusive vehicle for the Company to acquire any manufactured housing community and/or recreational vehicle community that meets the joint venture’s investment guidelines. The investment guidelines of the joint venture provide for the venture to acquire manufactured housing and recreational vehicle communities that have been developed within the previous two years and are less than 20% occupied, located in certain geographic markets, projected to meet certain cash flow and internal rate of return targets, and satisfy certain other criteria. The Company agreed to offer Nuveen the opportunity to have the joint venture acquire any manufactured housing community or recreational vehicle community that meets these investment guidelines. Under the terms of the LLC Agreement, if Nuveen determines not to pursue or approve any such acquisition, the Company would be permitted to acquire the property outside the joint venture. Since the execution of the LLC Agreement, Nuveen has provided the Company with written waivers of the exclusivity provision of the LLC Agreement with regard to two property acquisitions that may have fit the investment guidelines of the joint venture, which permitted the Company to acquire them outside of the Nuveen joint venture. Except for investment opportunities that are offered to and declined by Nuveen, the Company is prohibited from developing, owning, operating or managing manufactured housing communities or recreational vehicle communities within a 10-mile radius of any community owned by the joint venture. However, this restriction does not apply with respect to investments by the Company in existing communities operated by the Company.

During the time since the joint venture with Nuveen was first established in 2021, the Company and Nuveen have continued to seek, and are continuing to seek, opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. During 2022, the Company and Nuveen informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the original joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio, consisting of the Sebring Square and Rum Runner communities. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the LLC Agreement entered into in 2021, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis.

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a new joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “Second LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversite, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development of a new manufactured housing community on this property. The community, once complete, is expected to contain 113 manufactured home sites. As with the 2021 LLC Agreement, capital contributions to the joint venture formed for this project will be funded 60% by Nuveen and 40% by the Company on a parity basis and the other terms (including restrictions on the Company’s right to acquire manufacturing housing communities that meet the LLC Agreement’s investment guidelines without first offering Nuveen an opportunity to participate in the acquisition) are similar to those set forth in the LLC Agreement entered into in 2021.

References in this Annual Report to the Company’s joint venture with Nuveen are intended to refer to our ongoing relationship with Nuveen. For additional information about the Company’s joint venture with Nuveen Real Estate, see Note 5, “Investment in Joint Venture,” of the Notes to Consolidated Financial Statements.

Opportunity Zone Fund

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized in February 2022 from its investment in Monmouth Real Estate Investment Corporation (“MREIC”) as a result of a merger of MREIC with another company, in our qualified opportunity zone fund, UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. (For additional information about the MREIC merger, see Note 4, “Marketable Securities,” of the Notes to Consolidated Financial Statements.) The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company acquired Mighty Oak, located in Albany, Georgia, through the OZ Fund, for approximately $3.7 million. For additional information about the Company’s opportunity zone fund, see Note 6, “Opportunity Zone Fund,” of the Notes to Consolidated Financial Statements.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Series D Preferred Stock and its Common Stock are traded on the New York Stock Exchange (“NYSE”), under the symbols “UMHPRD” and “UMH”, respectively. Effective February 9, 2022, the Company’s Common Stock also began trading on the Tel Aviv Stock Exchange (“TASE”).

Shareholder Information

As of February 16, 2024, there were 1,239 registered shareholders of the Company’s Common Stock based on the number of record owners. Because many shares of the Company’s Common Stock are held by brokers and other institutions on behalf of their clients, we believe there are considerably more beneficial holders of our Common Stock than record holders.

Dividends

During the year ended December 31, 2023, the Company paid quarterly cash dividends to holders of its Common Stock of $0.205 per share, or $0.82 annually.

In order to maintain our qualification as a REIT, we are required, among other things, to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and any net capital gain. In addition, we intend to distribute all or substantially all of our net income so that we will generally not be subject to U.S. federal income tax on our earnings.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On January 11, 2023, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorized us to repurchase up to $25 million in the aggregate of the Company’s Common Stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases would be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did not require the Company to acquire any particular amount of Common Stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Although the Repurchase Program remains in effect, the Company did not repurchase any shares of its Common Stock during 2023.

Comparative Stock Performance

The following line graph compares the total return of the Company’s Common Stock for the last five years to the FTSE Nareit All REITs Index published by the National Association of Real Estate Investment Trusts (“Nareit”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our Common Stock and in each of the indexes listed below on December 31, 2018 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not necessarily indicative of future stock performance.

Item 6 – [Reserved]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2023 Accomplishments

During 2023, UMH made substantial progress on multiple fronts – generating solid operating results, achieving strong growth and improving our financial position. We have:

●	Increased Rental and Related Income by 11%;
●	Increased Community Net Operating Income (“NOI”) by 14%;
●	Increased Normalized Funds from Operations (“Normalized FFO) by 16%;
●	Increased Same Property NOI by 13%;
●	Increased Same Property Occupancy by 230 basis points from 86.2% to 88.5%;
●	Improved our Same Property expense ratio from 42.2% at yearend 2022 to 40.3% at yearend 2023;
●	Increased our rental home portfolio by 871 homes from yearend 2022 to approximately 10,000 total rental homes, representing an increase of 10% from yearend 2022;
●	Increased Sales of Manufactured Homes by 23%;
●	Acquired our first community in Georgia, containing 118 developed homesites, for a total cost of $3.7 million through our qualified opportunity zone fund;
●	Entered into a new joint venture agreement with Nuveen Real Estate to develop a 113-site community in Honey Brook, Pennsylvania;
●	Amended our unsecured credit facility to expand available borrowing capacity from $100 million to $180 million;
●	Entered into a $25 million term loan and a $25 million line of credit secured by rental homes and their leases;
●	Expanded our revolving line of credit secured by eligible notes receivable from $20 million to $35 million;
●	Financed eight existing communities for total proceeds of approximately $57.7 million;
●	Raised our quarterly common stock dividend by 2.5% to $0.205 per share or $0.82 annually;
●	Increased our Total Market Capitalization by 6% to over $2 billion at yearend;
●	Increased our Equity Market Capitalization by 12% to over $1 billion at yearend;
●	Reduced our Net Debt to Total Market Capitalization from 38.2% in 2022 to 31.3% in 2023;
●	Issued and sold approximately 9.4 million shares of Common Stock through At-the-Market Sale Programs at a weighted average price of $15.81 per share, generating gross proceeds of $148.6 million and net proceeds of $145.8 million, after offering expenses;
●	Issued and sold approximately 2.6 million shares of Series D Preferred Stock through At-the-Market Sale Programs at a weighted average price of $21.88 per share, generating gross proceeds of $56.7 million and net proceeds of $55.7 million, after offering expenses;
●	Subsequent to year end, issued and sold approximately 1.2 million shares of Common Stock through our 2023 Common Stock At-the-Market Sale Program at a weighted average price of $15.37 per share, generating gross proceeds of $19.2 million and net proceeds of $18.9 million, after offering expenses; and
●	Subsequent to year end, issued and sold approximately 121,000 shares of Series D Preferred Stock through our 2023 Series D Preferred Stock At-the-Market Sale Program at a weighted average price of $22.85 per share, generating gross proceeds of $2.8 million and net proceeds of $2.7 million, after offering expenses.

Refer to the discussion below in this Item 7, Management’s Discussion and Analysis of Financial Condition, Results of Operations, and Non-U.S. GAAP Measures, contained in this Form 10-K for information regarding the presentation of community NOI, and for the presentation and reconciliation of funds from operations and normalized funds from operations to net income (loss) attributable to common shareholders.

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

As of December 31, 2023, we owned and operated 135 manufactured home communities (including two communities acquired through the opportunity zone fund) containing approximately 25,800 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama, South Carolina and Georgia. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions. During the year ended December 31, 2023, we purchased one community located in Georgia, for an aggregate purchase price of $3.7 million, through our opportunity zone fund. This acquisition added 118 developed homesites to our portfolio. The Company also operates two communities in Florida owned by the Company’s joint venture with Nuveen Real Estate that was originally formed in December 2021. On November 30, 2023, the Company expanded its joint venture relationship with Nuveen Real Estate and formed a new joint venture entity focused on the development of a new manufactured housing community located in Honey Brook, Pennsylvania. As with the original 2021 joint venture entity, UMH has a 40% stake in the new joint venture entity and serves as the managing member, developer and operating member. The Honey Brook community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres.

The Company earns income from the operation of its manufactured home communities, leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes and the brokering of home sales, self-storage leases, oil and gas leases, cable service agreements and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. In addition, the Company receives property management and other fees from its joint venture arrangements with Nuveen and from its opportunity zone fund. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

Occupancy in our properties, as well as our ability to increase rental rates, directly affects revenues. In 2023, total income increased 13% from the prior year due to the acquisition and rental programs, rent increases and the growth of our sales business. Community NOI (as defined below) increased 14% from the prior year. Overall occupancy increased 210 basis points from 84.6% as of December 31, 2022 to 86.7% as of December 31, 2023. Overall occupancy includes communities acquired in 2023 and 2022 with an average occupancy of 60%. Same property occupancy, which includes communities owned and operated as of January 1, 2022, increased 230 basis points from 86.2% as of December 31, 2022 to 88.5% as of December 31, 2023. (Unless expressly indicated, information in this report with respect to the Company’s properties, including financial and operating results for the year ended December 31, 2023, does not include the properties owned by the Company’s joint venture with Nuveen.)

Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in continued high demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Due to climbing mortgage rates, the higher cost of buying a home versus renting one is at its most extreme since 1996. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. During 2023, our portfolio of rental homes increased by 871 homes, net. Occupied rental homes represent approximately 42.0% of total occupied sites. Occupancy in rental homes continues to be strong and was at 94.0% as of December 31, 2023. We compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

The Company holds a portfolio of marketable equity securities of other REITs with a fair value of $34.5 million as of December 31, 2023, representing 1.9% of our undepreciated assets (total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional diversification, liquidity and income. As of December 31, 2023, 99% consisted of REIT common stocks and 1% of the Company’s portfolio consisted of REIT preferred stocks. The Company does not intend to increase its investment in the REIT securities portfolio.

The Company invests in these REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. The Company’s weighted average yield on the securities portfolio was approximately 6.7% at December 31, 2023. At December 31, 2023, the Company had unrealized losses of $39.7 million in its REIT securities portfolio. During 2023, the Company sold positions in securities, generating a net realized gain of $183,000.

The Company continues to strengthen its balance sheet. During the year ended December 31, 2023, through an At-the-Market Sale Program for our Common Stock that was established in April 2023 (the “2023 Common ATM Program”) and a prior At-the-Market Sale Program established in 2022, the Company issued and sold a total of 9.4 million shares of our Common Stock, generating gross proceeds of $148.6 million and net proceeds of $145.8 million, after offering expenses. Additionally, during 2023 the Company raised approximately $9.0 million in new capital through the Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

During the year ended December 31, 2023, through an At-the-Market Sale Program for our Preferred Stock that was established in January 2023 (the “2023 Preferred ATM Program”) and a prior At-the-Market Sale Program established in 2020, the Company issued and sold a total of approximately 2.6 million shares of our Series D Preferred Stock, generating gross proceeds of $56.7 million and net proceeds of $55.7 million, after offering expenses.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common and preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

On December 31, 2023, the Company had approximately $57.3 million in cash and cash equivalents and $110 million available on our credit facility, with an additional $400 million potentially available pursuant to an accordion feature. We also had $143.5 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory and $55 million available on our lines of credit secured by rental homes and rental homes leases. Subsequent to year end, the Company paid down approximately $20 million on its credit facility (see Note 17).

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities, that over time, are expected to yield in excess of our cost of funds and investing in physical improvements, including adding rental homes onto otherwise vacant sites. In 2022 and 2023, we added a total of eight manufactured home communities to our portfolio, encompassing approximately 1,600 developed sites. These manufactured home communities were acquired with an average occupancy rate of 60%. The Company will utilize the rental home program to increase occupancy rates and improve operating results at these communities. As part of this plan, we intend to seek opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones. In addition, through our joint venture arrangement with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. There is no guarantee that acquisition opportunities will continue to materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of the joint venture with Nuveen will depend on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company’s lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions in 2023 and 2022

The following table lists the property acquisitions completed by the Company during the years ended December 31, 2023 and 2022:

Community	Date of Acquisition	State	Number of Sites	Purchase Price (in thousands)	Number of Acres	Occupancy at Acquisition

Acquisition in 2023

Mighty Oak	January 19, 2023	GA	118	$3,650	26	0%

Total 2023			118	$3,650	26	0%

Acquisitions in 2022

Center Manor	March 31, 2022	PA	96	$5,800	18	83%
Mandell Trails	May 3, 2022	PA	132	7,375	69	70%
Saddle Creek	May 25, 2022	AL	139	3,878	36	6%
Hidden Creek	July 14, 2022	MI	351	22,000	88	63%
Garden View Estates	August 10, 2022	SC	181	5,200	39	33%
Fohl Village	November 22, 2022	OH	321	19,070	170	77%
Oak Tree	December 15, 2022	NJ	260	22,900	41	98%

Total 2022			1,480	$86,223	461	65%

Mighty Oak, acquired in January 2023, and Garden View Estates, acquired in August 2022, were acquired through the Company’s opportunity zone fund.

In addition to the acquisitions shown above, in November 2023, 61 acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to an entity formed under our joint venture with Nuveen for the purpose of developing a new manufactured housing community, which, once complete, is expected to contain 113 sites. The Company was reimbursed by Nuveen for 60% of the carrying value of this land.

Also, on December 23, 2022, an entity formed as part of our Nuveen joint venture closed on the acquisition of Rum Runner, a newly developed all-age, manufactured home community located in Sebring, Florida, for a total purchase price of $15.1 million. This community contains 144 developed homesites situated on approximately 20 acres.

Results of Operations

2023 vs. 2022

Rental and related income increased from $170.4 million for the year ended December 31, 2022 to $189.7 million for the year ended December 31, 2023, or 11%. This increase was primarily due to the acquisitions made during 2022, as well as increases in rental rates, same property occupancy and additional rental homes. During 2023, the Company raised rental rates by 5% to 6% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy was 86.7% and 84.6% at December 31, 2023 and 2022, respectively. Overall occupancy includes communities acquired in 2023 and 2022 which had an average occupancy of 60%, at the time of acquisition. Demand for rental homes continues to be strong. As of December 31, 2023, we had approximately 10,000 rental homes with an occupancy rate of 94.0%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates.

Community operating expenses increased from $75.7 million for the year ended December 31, 2022 to $81.3 million for the year ended December 31, 2023, or 8%. This increase was primarily due to expenses pertaining to recently acquired communities during 2022, as well as increases in payroll, rental home expenses, real estate taxes, waste removal, water expenses and sewer expenses.

Community NOI increased from $94.8 million for the year ended December 31, 2022 to $108.4 million for the year ended December 31, 2023, or 14%. This increase was primarily due to the acquisitions during 2022, and an increase in rental rates, occupancy and rental homes. The operating expense ratio (defined as community operating expenses divided by rental and related income) improved 150 basis points from 44.4% in 2022 to 42.9% for 2023. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased from $25.3 million for the year ended December 31, 2022 to $31.2 million for the year ended December 31, 2023, or 23%. The total number of homes sold increased from 301 homes in 2022 to 341 homes in 2023. There were a 14% increase in new homes sold from 144 new homes sold in 2022 to 164 new homes sold in 2023. The Company’s average sales price increased 8% in 2023 and was approximately $91,000 for the year ended December 31, 2023 and $84,000 for the year ended December 31, 2022. Cost of sales of manufactured homes increased from $17.6 million for the year ended December 31, 2022 to $21.1 million for the year ended December 31, 2023, or 20%. The gross profit percentage was 32% and 31% for 2023 and 2022, respectively. Selling expenses increased from $5.3 million for the year ended December 31, 2022 to $6.9 million for the year ended December 31, 2023, or 32%. Gain from the sales operations, excluding interest on the financing of inventory, increased 24% and amounted to a gain of $3.1 million and $2.5 million for the year ended December 31, 2023 and 2022, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed. Despite an increase in mortgage rates, home prices have continued their rise as fewer sellers are listing homes and inventories decline resulting in the inherent relative affordability of our property type becoming more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses increased from $19.0 million for the year ended December 31, 2022 to $19.7 million for the year ended December 31, 2023, or 4%. This increase was due to an increase in payroll, personnel costs and non-cash stock-based compensation. General and administrative expenses, excluding non-recurring expenses, as a percentage of gross revenue (total income plus interest, dividends and other income) was approximately 8.0% and 7.6% for the years ended December 31, 2023 and 2022, respectively.

Depreciation expense increased from $48.8 million for the year ended December 31, 2022 to $55.7 million for the year ended December 31, 2023, or 14%. This increase was primarily due to the acquisitions and the increases in rental homes during 2023 and 2022.

Interest income increased from $4.1 million for the year ended December 31, 2022 to $5.0 million for the year ended December 31, 2023, or 22%. This increase was primarily due to an increase in the average balance of notes receivable from $58.6 million for the year ended December 31, 2022 to $71.5 million for the year ended December 31, 2023. The weighted average interest rate earned on these notes receivables increased 30 basis points and was 7.0% and 6.7% as of December 31, 2023 and 2022, respectively

Dividend income decreased from $2.9 million for the year ended December 31, 2022 to $2.3 million for the year ended December 31, 2023, or 20%. This decrease was due to reduced dividends from a combination of our smaller securities portfolio and the weighted average yield on our dividends received from our marketable securities investments decreasing 90 basis points from 7.6% in 2022 to 6.7% in 2023.

The Company recognized a realized gain on sales of marketable securities of $183,000 for the year ended December 31, 2023. The Company recognized a realized gain on sales of marketable securities of $6.4 million for the year ended December 31, 2022 primarily as a result of the cash consideration received in the MREIC merger, partially offset by a loss on sale of other marketable securities. The decrease in fair value of marketable securities amounted to $3.6 million and $21.8 million for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had total net unrealized losses of $39.7 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased from $26.4 million for the year ended December 31, 2022 to $32.5 million for the year ended December 31, 2023, or 23%. This increase was mainly due to the interest incurred on the $102.7 million of Series A Bonds the Company issued in 2022 in an offering to investors in Israel, an increase in the average balance of total debt and an increase in interest rates. The average balance of our total debt was approximately $734.5 million in 2023 and $637.1 million in 2022.

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

The Company recognized a net gain on sales of marketable securities of $6.4 million for the year ended December 31, 2022, primarily as a result of the cash consideration received in the MREIC merger, partially offset by a loss on sale of other marketable securities. The Company recognized a gain on sales of marketable securities of $2.3 million for the year ended December 31, 2021. Increase (decrease) in fair value of marketable securities decreased from an increase of $25.1 million for the year ended December 31, 2021 to a decrease of $21.8 million for the year ended December 31, 2022. As of December 31, 2022, the Company had total net unrealized losses of $36.1 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased from $19.2 million for the year ended December 31, 2021 to $26.4 million for the year ended December 31, 2022, or 38%. This increase was mainly due to interest on the Series A Bonds issued in 2022, an increase in loans payable and an increase in interest rates.

Non-U.S. GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, management’s discussion and analysis of financial condition and results of operations include certain non-U.S. GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flow of the portfolio. These non-U.S. GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies, and include Community Net Operating Income (“Community NOI”), Funds from Operations Attributable to Common Shareholders (“FFO”) and Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”).

We define Community NOI as rental and related income less community operating expenses such as real estate taxes, repairs and maintenance, community salaries, utilities, insurance and other expenses. We believe that Community NOI is helpful to investors and analysts as a direct measure of the actual operating results of our manufactured home communities, rather than our Company overall. Community NOI should not be considered a substitute for the reported results prepared in accordance with U.S. GAAP. Community NOI should not be considered as an alternative to net income (loss) as an indicator of our financial performance, or to cash flows as a measure of liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions.

The Company’s Community NOI for the years ended December 31, 2023, 2022 and 2021 is calculated as follows (in thousands):

	2023	2022	2021

Rental and Related Income	$189,749	$170,434	$159,034
Community Operating Expenses	(81,343)	(75,660)	(68,046)

Community NOI	$108,406	$94,774	$90,988

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the years ended December 31, 2023, 2022 and 2021 are calculated as follows (in thousands):

	2023	2022	2021

Net Income (Loss) Attributable to Common Shareholders	$(8,714)	$(36,265)	$21,249
Depreciation Expense	55,719	48,769	45,124
Depreciation Expense from Unconsolidated Joint Venture	692	371	-0-
Loss on Sales of Investment Property and Equipment	-0-	169	170
(Increase) Decrease in Fair Value of Marketable Securities	3,555	21,839	(25,052)
Gain on Sales of Marketable Securities, net	(183)	(6,394)	(2,342)
FFO Attributable to Common Shareholders	51,069	28,489	39,149

Adjustments:
Redemption of Preferred Stock (1)	-0-	12,916	-0-
Amortization (1)	2,135	1,956	-0-
Non-Recurring Other Expense (2)	1,329	3,479	1,995
Normalized FFO Attributable to Common Shareholders	$54,533	$46,840	$41,144

(1)	During 2022, the Company incurred the carrying cost of excess cash for the redemption of preferred stock. Additionally, due to the change in sources of capital, amortization expense, a non-cash expense, is expected to become more significant and is therefore included as an adjustment to Normalized FFO for the years ended December 31, 2023 and 2022. Had a similar adjustment been made for the year ended December 31, 2021, Normalized FFO Attributable to Common Shareholders would have been $42,145.
(2)	Consists of the previously disclosed special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which were being expensed over the vesting period ($862) and non-recurring expenses for the joint venture with Nuveen ($135), one-time legal fees ($76), fees related to the establishment of the OZ Fund ($37), and costs associated with acquisitions and financing that were not completed ($219) in 2023. Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which were being expensed over the vesting period ($1,724) and non-recurring expenses for the joint venture with Nuveen ($264), early extinguishment of debt ($320), one-time legal fees ($197), fees related to the establishment of the OZ Fund ($954), and costs associated with acquisition not completed ($20) in 2022. Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which were being expensed over the vesting period ($1,824) and non-recurring expenses for the joint venture with Nuveen ($171) in 2021.

Liquidity and Capital Resources

The Company operates as a REIT deriving its income primarily from real estate rental operations. The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, and other incurrence of indebtedness, proceeds from the DRIP, and access to the capital markets, including through its Common and Preferred ATM Programs. In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, the Company implemented a new 2023 Preferred ATM Program on January 10, 2023 that allows the Company to offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock having an aggregate sales price of up to $100 million from time to time through its sales agent, B. Riley Securities, Inc. In addition, on April 4, 2023, the Company implemented a new 2023 Common ATM Program that allows the Company to offer and sell shares of the Company’s Common Stock having an aggregate sales price of up to $150 million from time to time through the distribution agents for the 2023 Common ATM Program. Additionally, the Company amended its unsecured line of credit to expand available borrowing capacity from $100 million to $180 million and expanded/obtained new loans and lines of credit secured by rental homes, rental homes leases and notes receivable.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. As part of this plan, we intend to seek opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones. In addition, through our joint venture relationship with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of our joint venture will depend on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

The Company continues to strengthen its capital and liquidity positions. During the year ended December 31, 2023, the Company issued and sold 9.4 million shares of Common Stock through our Common ATM Programs at a weighted average price of $15.81 per share, generating gross proceeds of $148.6 million and net proceeds of $145.8 million, after offering expenses.

Through our Preferred ATM Programs, the Company issued and sold a total of 2.6 million shares of our Series D Preferred Stock generating gross proceeds of $56.7 million and net proceeds after offering expenses of $55.7 million during the year ended December 31, 2023.

As of December 31, 2023, $37.0 million of Common Stock remained available for sale under the 2023 Common ATM Program and $46.1 million in shares of Series D Preferred Stock remained available for sale under the 2023 Preferred ATM Program. Subsequent to year end, the Company issued and sold 1.2 million shares of Common Stock under the 2023 Common ATM Program for gross proceeds of $19.2 million. Subsequent to year end, the Company issued and sold a total of 121,000 shares of Preferred Stock under the 2023 Preferred ATM Program for gross proceeds of $2.8 million.

In addition, the Company has a DRIP in which participants can purchase original issue shares of Common Stock from the Company at a price of approximately 95% of market. During 2023, amounts received under the DRIP, including dividends reinvested of $2.7 million, totaled $9.0 million. The Company issued a total of 612,000 shares under the DRIP during 2023.

The Company also has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $35 million revolving line of credit for the financing of homes that was not utilized at December 31, 2023, revolving credit facilities totaling $108.5 million to finance inventory purchases, that were not utilized at December 31, 2023 and $55.0 million available on our lines of credit secured by rental homes and rental homes leases.

As of December 31, 2023, the Company had $57.3 million of cash and cash equivalents and marketable securities of $34.5 million. The Company owned 135 communities (including two communities acquired through the opportunity zone fund) of which 48 are unencumbered. The Company’s non-mortgaged properties and marketable securities provide us with additional liquidity. As of December 31, 2023, the Company also held a 40% equity interest in the entities formed under its joint venture with Nuveen Real Estate, which own two newly developed communities that are unencumbered and one community in the process of being developed. The Company believes that cash on hand, funds generated from operations, the DRIP and capital markets, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations over the next several years.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2023, total investment property, including rental homes, increased 11% or $147.5 million. The Company acquired one manufactured home community totaling 118 developed sites at a purchase price of $3.7 million through the Company’s opportunity zone fund. See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 7 of the Notes to Consolidated Financial Statements for related debt transactions. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions (including the Company’s 40% share of acquisition costs that may be incurred pursuant to its joint venture with Nuveen Real Estate) may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of debt, Common Stock or Preferred Stock, including under the Common ATM Program or the Preferred ATM Program. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company owned approximately 10,000 rental homes, or approximately 39% of our total homesites as of December 31, 2023. During 2023, our rental home portfolio increased by 871 homes, net of rental home sales, or $93.7 million. The Company markets these rental homes for sale to existing residents. The Company estimates that in 2024 it will order approximately 800 to 900 manufactured homes to use as rental units at its properties for a total invoice cost of approximately $60 million to $65 million. Rental home rates on new homes range from approximately $790 to $2,000 per month, including lot rent, depending on size, location and market conditions. During 2023, the Company also invested approximately $30 million in other improvements to its communities.

The following table summarizes cash flow activity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021

Net Cash Provided by (Used in) Operating Activities	$120,077	$(7,227)	$65,187
Net Cash Used in Investing Activities	(165,573)	(124,877)	(94,388)
Net Cash Provided by Financing Activities	69,057	47,954	125,634
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$23,561	$(84,150)	$96,433

Net cash provided by (used in) operating activities increased by $127.3 million in 2023 primarily due to a decrease in inventory. Net cash provided by (used in) operating activities decreased by $72.4 million in 2022 primarily due to an increase in inventory.

Net cash used in investing activities increased by $40.7 million in 2023, primarily due to the purchase of investment property and equipment and additions to land development. Net cash used in investing activities increased by $30.5 million in 2022, primarily due to the purchase of manufactured home communities and investment property and equipment, partially offset by the proceeds from sales of marketable securities.

Net cash provided by financing activities increased by $21.1 million in 2023 to $69.1 million. The Company issued and sold 9.4 million shares of its Common Stock during 2023 through the Common ATM Programs, raising net proceeds of approximately $145.8 million. The Company also received $9.0 million, including dividends reinvested, through the DRIP. In addition, the Company issued and sold 2.6 million shares of its Series D Preferred Stock during 2023 through the Preferred ATM Programs, raising net proceeds of approximately $55.7 million. During 2023, the Company distributed to our common shareholders a total of $51.7 million, including dividends reinvested. In addition, the Company also paid $16.7 million in preferred dividends during 2023. The Company also made principal payments on its mortgages and loans, net of new debt financing, totaling $73.8 million.

Net cash provided by financing activities decreased by $77.6 million in 2022 to $48.0 million. The Company obtained new debt financing totaling $238.9 million, net of principal repayments and financing costs, through mortgages, short-term borrowings and the issuance in Israel of our Series A Bonds. The Company issued and sold 5.0 million shares of its Common Stock during 2022 through the Common ATM Programs, raising net proceeds of approximately $100.8 million. The Company also received $7.8 million, including dividends reinvested, through the DRIP. In addition, the Company issued and sold 406,000 shares of its Series D Preferred Stock during 2022 through the 2020 Preferred ATM Program, raising net proceeds of approximately $9.1 million. During 2022, the Company redeemed all 9.9 million issued and outstanding shares of its 6.75% Series C Preferred Stock for $247.1 million. During 2022, the Company distributed to our common shareholders a total of $43.4 million, including dividends reinvested. In addition, the Company also paid $24.6 million in preferred dividends during 2022.

Cash flows were primarily used for purchases of manufactured home communities, capital improvements, payment of dividends, purchase of inventory and rental homes, loans to customers for the sales of manufactured homes, and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of positive cash flows and refinancing. The dividend payments were primarily made from cash flows from operations.

Cash flows used for capital improvements include amounts needed to meet environmental and regulatory requirements in connection with the manufactured home communities that provide water or sewer service. Excluding expansions and rental home purchases, the Company is budgeting approximately $20 to $30 million in capital improvements for 2024.

The Company’s significant commitments and contractual obligations relate to its mortgages, loans payable and other indebtedness, acquisitions of manufactured home communities, retirement benefits, and the lease on its corporate offices as described in Note 10 to the Consolidated Financial Statements.

The Company has 2,134 acres of undeveloped land which could be developed in the future. The Company continues to analyze the best use of its vacant land.

As of December 31, 2023, the Company had total assets of $1.4 billion and total liabilities of $720.8 million. Our net debt (net of cash and cash equivalents) to total market capitalization decreased 18% and as of December 31, 2023 and 2022 was approximately 31% and 38%, respectively. Our net debt, less securities (net of cash and cash equivalents and marketable securities) to total market capitalization decreased 17% and as of December 31, 2023 and 2022 was approximately 30% and 36%, respectively.

The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

Contractual Obligations

The Company has investments in entities formed under its joint venture relationship with Nuveen Real Estate which are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions for the joint venture entities. The terms of the joint venture arrangements require the Company to fund 40% and Nuveen to fund 60% of the total capital contributions made by the members. See Item 2 – “Properties” and Note 5, “Investment in Joint Venture,” of the Notes to Consolidated Financial Statements for additional information.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from these estimates.

For additional information regarding our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2023, we were exposed to risks associated with adverse changes in market prices and interest rates. The Company’s principal market risk exposure is interest rate risk. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control contribute to interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which may include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

The following table sets forth information as of December 31, 2023, concerning the Company’s mortgages and loans payable, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value (in thousands).

	Mortgages Payable			Loans Payable
		Weighted Average			Weighted Average
	Carrying Value	Interest Rate		Carrying Value	Interest Rate

2024	$-0-	-0-%		$-0-	-0-%
2025	118,798	3.99%		-0-	-0-%
2026	37,155	4.04%		70,000	7.27%
2027	39,003	4.28%		-0-	-0-%
2028	25,193	4.65%		24,683	6.15%
Thereafter	280,986	4.12%		-0-	-0-%
Total	$501,135	4.17	%(1)	$94,683	6.98	%(1)
Estimated Fair Value	$489,828			$94,683

(1)	Weighted average interest rate, not including the effect of unamortized debt issuance costs. The weighted average interest rate, including the effect of unamortized debt issuance costs, at December 31, 2023 was 4.21% for mortgages payable and 7.07% for loans payable.

All mortgage loans are at fixed rates. The Company has approximately $70 million in variable rate loans payable. If short-term interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $700,000.

In its investment portfolio, the Company has invested in equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company’s marketable securities investments was 1.9% of undepreciated assets as of December 31, 2023. The Company does not intend to increase its investments in its REIT securities portfolio. All securities are carried at fair value.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) and included immediately following the signature pages to this report are incorporated herein by reference.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2023 and 2022.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2023.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, including the possibility of collusion or improper management override of controls, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the Company’s internal control over financial reporting as of December 31, 2023. In 2023, Management retained the services of DLA, LLC, an independent firm, to assist management in its assessment of the Company’s internal controls over financial reporting. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and our report dated February 28, 2024, expressed an unqualified opinion thereon.

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

February 28, 2024
New York, New York

(c) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – Other Information

None.

Item 9C – Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption “Information about our Executive Officers” in Part I hereof, in accordance with General Instruction G(3) to Form 10-K.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

			Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 127)	63

	(ii)	Consolidated Balance Sheets as of December 31, 2023 and 2022	64-65

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2023, 2022 and 2021	66

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021	67-68

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	69

	(vi)	Notes to Consolidated Financial Statements	70-100

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023	101-110

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a)	(3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

3.12	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

Exhibit No.	Description

3.13	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2016, Registration No. 001-12690).

3.14	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2017, Registration No. 001-12690).

3.15	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.16	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.17	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

3.18	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.19	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.20	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.21	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.22	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 18, 2020, Registration No. 001-12690).

3.23	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 16, 2020, Registration No. 001-12690).

3.24	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 10, 2023, Registration No. 001-12690).

3.25	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 19, 2023, Registration No. 001-12690).
3.26	Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

Exhibit No.		Description

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate of Common Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series D Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

4.3		Deed of Trust for the 4.72% Series A Bonds due 2027 between UMH Properties, Inc. and Reznik Paz Nevo Trusts Ltd., as trustee, dated as of January 31, 2022 (incorporated by reference to Exhibit 4.4 to the Form 10-K as filed by the Registrant with the Securities and Exchange Commission on February 24, 2022, Registration No. 001-12690).

4.4	*	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5	+	Amended and Restated Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.6	+	Amended and Restated Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.7	+	Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Craig Koster (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.8	+	Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Brett Taft (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

Exhibit No.		Description

10.9	+	Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.10	+	UMH Properties, Inc. Amended and Restated 2013 Incentive Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on April 16, 2021, Registration No. 001-12690).

10.11	+	UMH Properties, Inc. 2023 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on March 31, 2023, Registration No. 001-12690).

10.12		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on June 17, 2019, Registration No. 333-232162).

10.13

Equity Distribution Agreement by and between UMH Properties, Inc. and BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading LLC, and Janney Montgomery Scott LLC, (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 4, 2023, Registration No. 001-12690).

10.14		Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent, dated as of November 7, 2022 (incorporated by reference to the Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on November 8, 2022, Registration No. 001-12690).

10.15		First Amendment to Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent, dated as of February 24, 2023 (incorporated by reference to the Form 10-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2023, Registration No. 001-12690).

10.16		At-the-Market Sales Agreement by and between UMH Properties, Inc. and B. Riley Securities, Inc. (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 11, 2023, Registration No. 001-12690).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	* +	Compensation Clawback Policy.

(101)		Interactive Data File

Exhibit No.		Description

	++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	++	Inline XBRL Taxonomy Extension Schema Document
101.CAL	++	Inline XBRL Taxonomy Extension Calculation Document
101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	++	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++		Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Item 16 – Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:	/s/ Samuel A. Landy
SAMUEL A. LANDY
President, Chief Executive Officer and Director (Principal Executive Officer)

BY:	/s/ Anna T. Chew
ANNA T. CHEW
Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Dated:	February 28, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Eugene W. Landy	Chairman of the Board	February 28, 2024
EUGENE W. LANDY

/s/ Samuel A. Landy	President, Chief Executive Officer and Director	February 28, 2024
SAMUEL A. LANDY

/s/ Anna T. Chew	Executive Vice President, Chief Financial Officer,	February 28, 2024
ANNA T. CHEW	Treasurer and Director

/s/ Amy Butewicz	Director	February 28, 2024
AMY BUTEWICZ

/s/ Jeffrey A. Carus	Director	February 28, 2024
JEFFREY A. CARUS

/s/ Kiernan Conway	Director	February 28, 2024
KIERNAN CONWAY

/s/ Matthew Hirsch	Director	February 28, 2024
MATTHEW HIRSCH

/s/ Michael P. Landy	Director	February 28, 2024
MICHAEL P. LANDY

/s/ Stuart Levy	Director	February 28, 2024
STUART LEVY

/s/ William Mitchell	Director	February 28, 2024
WILLIAM MITCHELL

/s/ Angela D. Pruitt-Marriott	Director	February 28, 2024
ANGELA PRUITT

/s/ Kenneth K. Quigley, Jr.	Director	February 28, 2024
KENNETH K. QUIGLEY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMH Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2024, expressed an unqualified opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ PKF O’Connor Davies, LLP

February 28, 2024
New York, New York
We have served as the Company’s auditor since 2008.

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 and 2022

(in thousands except per share amounts)

	2023	2022
-ASSETS-
Investment Property and Equipment
Land	$86,497	$86,619
Site and Land Improvements	896,568	846,218
Buildings and Improvements	39,506	35,933
Rental Homes and Accessories	516,470	422,818
Total Investment Property	1,539,041	1,391,588
Equipment and Vehicles	29,126	26,721
Total Investment Property and Equipment	1,568,167	1,418,309
Accumulated Depreciation	(416,309)	(363,098)
Net Investment Property and Equipment	1,151,858	1,055,211

Other Assets
Cash and Cash Equivalents	57,320	29,785
Marketable Securities at Fair Value	34,506	42,178
Inventory of Manufactured Homes	32,940	88,468
Notes and Other Receivables, net	81,071	67,271
Prepaid Expenses and Other Assets	11,729	20,011
Land Development Costs	33,302	23,250
Investment in Joint Venture	24,851	18,422
Total Other Assets	275,719	289,385

TOTAL ASSETS	$1,427,577	$1,344,596

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2023 and 2022

(in thousands except per share amounts)

	2023	2022
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$496,483	$508,938

Other Liabilities:
Accounts Payable	6,106	6,387
Loans Payable, net of unamortized debt issuance costs	93,479	153,531
Series A Bonds, net of unamortized debt issuance costs	100,055	99,207
Accrued Liabilities and Deposits	15,117	16,852
Tenant Security Deposits	9,543	8,485
Total Other Liabilities	224,300	284,462
Total Liabilities	720,783	793,400

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 13,700 and 9,300 shares authorized as of December 31, 2023 and 2022, respectively; 11,607 and 9,015 shares issued and outstanding as of December 31, 2023 and 2022, respectively	290,180	225,379
Common Stock - $0.10 par value per share, 153,714 and 154,048 shares authorized as of December 31, 2023 and 2022, respectively; 67,978 and 57,595 shares issued and outstanding as of December 31, 2023 and 2022, respectively	6,798	5,760
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of December 31, 2023 and 2022	0	0
Additional Paid-In Capital	433,106	343,189
Undistributed Income (Accumulated Deficit)	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	704,720	548,964
Non-Controlling Interest in Consolidated Subsidiaries	2,074	2,232
Total Shareholders’ Equity	706,794	551,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,427,577	$1,344,596

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

(in thousands)

	2023	2022	2021

INCOME:
Rental and Related Income	$189,749	$170,434	$159,034
Sales of Manufactured Homes	31,176	25,342	27,089

Total Income	220,925	195,776	186,123

EXPENSES:
Community Operating Expenses	81,343	75,660	68,046
Cost of Sales of Manufactured Homes	21,089	17,562	20,091
Selling Expenses	6,949	5,282	4,807
General and Administrative Expenses	19,703	18,979	14,095
Depreciation Expense	55,719	48,769	45,124

Total Expenses	184,803	166,252	152,163

OTHER INCOME (EXPENSE):
Interest Income	4,984	4,085	3,362
Dividend Income	2,318	2,903	5,098
Gain on Sales of Marketable Securities, net	183	6,394	2,342
Increase (Decrease) in Fair Value of Marketable Securities	(3,555)	(21,839)	25,052
Other Income	1,082	1,240	626
Loss on Investment in Joint Venture	(808)	(671)	(24)
Interest Expense	(32,475)	(26,439)	(19,158)

Total Other Income (Expense)	(28,271)	(34,327)	17,298

Income (Loss) Before Loss on Sales of Investment Property and Equipment	7,851	(4,803)	51,258
Loss on Sales of Investment Property and Equipment	0	(169)	(170)

Net Income (Loss)	7,851	(4,972)	51,088

Preferred Dividends	(16,723)	(23,221)	(29,839)
Redemption of Preferred Stock	0	(8,190)	0
Loss Attributable to Non-Controlling Interest	158	118	0

Net Income (Loss) Attributable to Common Shareholders	$(8,714)	$(36,265)	$21,249

Net Income (Loss) Attributable to Common Shareholders Per Share
Basic	$(0.15)	$(0.67)	$0.46
Diluted	$(0.15)	$(0.67)	$0.45

Weighted Average Common Shares Outstanding:
Basic	63,068	54,389	46,332
Diluted	63,068	54,389	47,432

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series C	Series D

Balance December 31, 2020	41,920	$4,192	$247,100	$160,854

Common Stock Issued with the DRIP	503	50	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	297	30	0	0
Common Stock Issued through Stock Options	710	71	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	8,221	822	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	54,365
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance December 31, 2021	51,651	5,165	247,100	215,219

Common Stock Issued with the DRIP	430	44	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	124	12	0	0
Common Stock Issued through Stock Options	404	40	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	4,986	499	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	10,160
Redemption of Preferred Stock	0	0	(247,100)	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Investment from Non-Controlling Interest	0	0	0	0
Net Loss	0	0	0	0

Balance December 31, 2022	57,595	5,760	0	225,379

Common Stock Issued with the DRIP	612	61	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	302	30	0	0
Common Stock Issued through Stock Options	71	7	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	9,398	940	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	64,801
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income	0	0	0	0

Balance December 31, 2023	67,978	$6,798	$0	$290,180

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

(in thousands)

	Additional Paid-In Capital	Undistributed Income (Accumulated Deficit)	Non-Controlling Interest in Consolidated Subsidiary	Total Shareholders’ Equity

Balance December 31, 2020	$115,026	$(25,364)	$0	$501,808

Common Stock Issued with the DRIP	9,723	0	0	9,773
Common Stock Issued through Restricted/ Unrestricted Stock Awards	(30)	0	0	0
Common Stock Issued through Stock Options	8,530	0	0	8,601
Common Stock Issued in connection with At-The-Market Offerings, net	178,247	0	0	179,069
Preferred Stock Issued in connection with At-The-Market Offerings, net	(1,152)	0	0	53,213
Distributions	(13,771)	(51,088)	0	(64,859)
Stock Compensation Expense	3,447	0	0	3,447
Net Income	0	51,088	0	51,088

Balance December 31, 2021	300,020	(25,364)	0	742,140

Common Stock Issued with the DRIP	7,764	0	0	7,808
Common Stock Issued through Restricted/ Unrestricted Stock Awards	(12)	0	0	0
Common Stock Issued through Stock Options	4,155	0	0	4,195
Common Stock Issued in connection with At-The-Market Offerings, net	100,253	0	0	100,752
Preferred Stock Issued in connection with At-The-Market Offerings, net	(1,085)	0	0	9,075
Redemption of Preferred Stock	8,185	(8,185)	0	(247,100)
Distributions	(81,061)	13,039	0	(68,022)
Stock Compensation Expense	4,970	0	0	4,970
Investment from Non-Controlling Interest	0	0	2,350	2,350
Net Loss	0	(4,854)	(118)	(4,972)

Balance December 31, 2022	343,189	(25,364)	2,232	551,196

Common Stock Issued with the DRIP	8,985	0	0	9,046
Common Stock Issued through Restricted/ Unrestricted Stock Awards	(30)	0	0	0
Common Stock Issued through Stock Options	727	0	0	734
Common Stock Issued in connection with At-The-Market Offerings, net	144,849	0	0	145,789
Preferred Stock Issued in connection with At-The-Market Offerings, net	(9,072)	0	0	55,729
Distributions	(60,438)	(8,009)	0	(68,447)
Stock Compensation Expense	4,896	0	0	4,896
Net Income	0	8,009	(158)	7,851

Balance December 31, 2023	$433,106	$(25,364)	$2,074	$706,794

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

(in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$7,851	$(4,972)	$51,088
Non-cash items included in Net Income (Loss):
Depreciation	55,719	48,769	45,124
Amortization of Financing Costs	2,135	1,956	1,001
Stock Compensation Expense	4,896	4,970	3,447
Provision for Uncollectible Notes and Other Receivables	2,061	1,497	1,213
Gain on Sales of Marketable Securities, net	(183)	(6,394)	(2,342)
Decrease (Increase) in Fair Value of Marketable Securities	3,555	21,839	(25,052)
Loss on Sales of Investment Property and Equipment	0	169	170
Loss from Joint Venture	1,026	756	24
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	55,528	(64,809)	1,791
Notes and Other Receivables, net of notes acquired with acquisitions	(15,861)	(12,740)	(9,957)
Prepaid Expenses and Other Assets	4,308	(636)	(1,557)
Accounts Payable	(281)	2,113	(116)
Accrued Liabilities and Deposits	(1,735)	(310)	(134)
Tenant Security Deposits	1,058	565	487
Net Cash Provided by (Used in) Operating Activities	120,077	(7,227)	65,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(3,679)	(65,562)	(18,405)
Purchase of Investment Property and Equipment	(123,860)	(81,112)	(59,270)
Proceeds from Sales of Investment Property and Equipment	3,049	3,098	2,859
Additions to Land Development Costs	(37,928)	(27,185)	(27,428)
Purchase of Marketable Securities	(23)	(19)	(18)
Proceeds from Sales of Marketable Securities	4,323	56,144	16,835
Investment in Joint Venture	(7,455)	(10,241)	(8,961)
Net Cash Used in Investing Activities	(165,573)	(124,877)	(94,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	57,743	59,801	6,070
Net Proceeds (Payments) from Short Term Borrowings	(59,542)	107,280	(40,448)
Principal Payments of Mortgages and Loans	(70,317)	(24,294)	(25,618)
Proceeds from Bond Issuance	0	102,670	0
Financing Costs on Debt	(1,678)	(6,561)	(167)
Investments from Non-Controlling Interest	0	2,350	0
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	55,729	9,075	53,213
Payments on Redemption of Preferred Stock	0	(247,100)	0
Proceeds from At-The-Market Common Equity Program, net of offering costs	145,789	100,752	179,069
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	6,394	5,025	6,267
Proceeds from Exercise of Stock Options	734	4,195	8,601
Preferred Dividends Paid	(16,723)	(24,611)	(29,839)
Common Dividends Paid, net of dividend reinvestments	(49,072)	(40,628)	(31,514)
Net Cash Provided by Financing Activities	69,057	47,954	125,634

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	23,561	(84,150)	96,433
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	40,876	125,026	28,593

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$64,437	$40,876	$125,026

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 1 – ORGANIZATION

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), also sells manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company also holds a 77% controlling interest in an opportunity zone fund which it created to acquire, develop and redevelop manufactured housing communities located in areas designated as Qualified Opportunity Zones by the U.S. Treasury Department to encourage long-term investment in economically distressed areas. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

Description of the Business

As of December 31, 2023, the Company owned and operated 135 manufactured home communities (including two communities acquired through the opportunity zone fund) containing approximately 25,800 developed sites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Michigan, Maryland, Alabama, South Carolina and Georgia.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Arbor Estates	Doylestown, Pennsylvania
Auburn Estates	Orrville, Ohio
Bayshore Estates	Sandusky, Ohio
Birchwood Farms	Birch Run, Michigan
Boardwalk	Elkhart, Indiana
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Camelot Village	Anderson, Indiana
Camelot Woods	Altoona, Pennsylvania
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedarcrest Village	Vineland, New Jersey
Center Manor	Monaca, Pennsylvania
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
Cinnamon Woods	Conowingo, Maryland
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village/ Duck River	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Athens, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Crossroads Village	Mount Pleasant, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
Deer Run	Dothan, Alabama
D & R Village	Clifton Park, New York
Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio
Fairview Manor	Millville, New Jersey
Fifty-One Estates	Elizabeth, Pennsylvania
Fohl Village	Canton, Ohio
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Fox Chapel Village	Cheswick, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Friendly Village	Perrysburg, Ohio
Garden View Estates	Orangeburg, South Carolina
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
Hidden Creek	Erie, Michigan
High View Acres	Export, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillcrest Crossing	Lower Burrell, Pennsylvania
Hillcrest Estates	Marysville, Ohio
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Iris Winds	Sumter, South Carolina
Kinnebrook	Monticello, New York
Lake Erie Estates	Fredonia, New York
Lake Sherman Village	Navarre, Ohio
Lakeview Meadows	Lakeview, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Mandell Trails	Butler, Pennsylvania
Maple Manor	Taylor, Pennsylvania
Marysville Estates	Marysville, Ohio
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Meadows of Perrysburg	Perrysburg, Ohio
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Mighty Oak	Albany, Georgia
Monroe Valley	Jonestown, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mount Pleasant Village	Mount Pleasant, Pennsylvania
Mountaintop	Narvon, Pennsylvania
New Colony	West Mifflin, Pennsylvania
Northtowne Meadows	Erie, Michigan

MANUFACTURED HOME COMMUNITY	LOCATION

Oak Ridge Estates	Elkhart, Indiana
Oak Tree	Jackson, New Jersey
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Falls, Ohio
Oxford Village	West Grove, Pennsylvania
Parke Place	Elkhart, Indiana
Perrysburg Estates	Perrysburg, Ohio
Pikewood Manor	Elyria, Ohio
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
Redbud Estates	Anderson, Indiana
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Saddle Creek	Dothan, Alabama
Sandy Valley Estates	Magnolia, Ohio
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Springfield Meadows	Springfield, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Summit Village	Marion, Indiana
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Falls, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View – Honey Brook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Wayside	Bellefontaine, Ohio
Weatherly Estates	Lebanon, Tennessee
Wellington Estates	Export, Pennsylvania
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

In addition to the manufactured home communities owned by the Company listed above, entities formed under the Company’s joint venture with Nuveen Real Estate, in which the Company holds a 40% interest and serves as managing member, own two manufactured home communities located in Sebring, Florida, Sebring Square (which was acquired in December 2021) and Rum Runner (which was acquired in December 2022) and one community under development located in Honey Brook, Pennsylvania. See Note 5.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company prepares its financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s subsidiaries are all 100% wholly-owned, except for its investment in its qualified opportunity zone fund, which is 77% owned by the Company (see Note 6). The consolidated financial statements of the Company include all of these subsidiaries, including its qualified opportunity zone fund. All intercompany transactions and balances have been eliminated in consolidation.

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost less accumulated depreciation. Depreciation for Sites and Buildings is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 27.5 years). Depreciation of improvements to sites and buildings, rental homes and equipment and vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 27.5 years). Land development costs are not depreciated until they are put in use, at which time they are capitalized as buildings and improvements or site and land improvements. Interest expense pertaining to land development costs are capitalized. Maintenance and repairs are charged to expense as incurred and improvements are capitalized. The Company uses its professional judgement in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company’s business plan includes the purchase of value-add communities, redevelopment, development and expansion of communities. During 2023 and 2022, we acquired 8 value-add communities containing 1,598 sites and developed 441 expansions sites. The Company capitalizes payroll for those individuals responsible for and who spend their time on the execution and supervision of development activities and capital projects. Salaries and benefits capitalized to land development were approximately $3.4 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statements and any gain or loss is reflected in the current year’s results of operations.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2023, no impairment charges were required.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of manufactured home communities during 2022 and 2023 should be accounted for as acquisitions of assets. As such, transaction costs, primarily consisting of broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. Prior to the adoption of ASU 2017-01, the Company’s acquisitions were considered an acquisition of a business and therefore, the acquisition costs were expensed.

Investment in Joint Venture

The Company accounts for its investment in entities formed under its joint venture with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company has the ability to exercise significant influence, but not control, over the operating and financial decisions of the joint venture entities. Under the equity method of accounting, the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss is allocated in accordance with the provisions of the operating agreement. The carrying value of the investment in joint venture is reviewed for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are among the factors that are considered in evaluation of the existence of impairment indicators (See Note 5).

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

Marketable Securities

Investments in marketable securities consist of marketable common and preferred stock securities of other REITs. These marketable securities are all publicly traded and purchased on the open market, through private transactions or through dividend reinvestment plans. The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2023 and 2022, gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. As of December 31, 2023, the securities portfolio represented 1.9% of undepreciated assets. The Company does not intend to increase its investments in its REIT securities portfolio.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or net realizable value and is determined by the specific identification method. All inventory is considered finished goods.

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance and reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. At December 31, 2023 and 2022, the reserves for uncollectible accounts, notes and other receivables were $2.8 million and $2.6 million, respectively. For the years ended December 31, 2023, 2022 and 2021 the provisions for uncollectible notes and other receivables were $2.1 million, $1.5 million and $1.2 million, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2023, 2022 and 2021 amounted to $1.9 million, $1.0 million and $712,000, respectively.

The Company accounts for its receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and supportable forecasts that affect the collectability of the reported amount. As of December 31, 2023 and 2022, the Company had notes receivable of $77.1 million and $63.0 million, net of a fair value adjustment of $1.6 million and $1.3 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. As of December 31, 2023, the weighted average interest rate on these loans were approximately 7.0% and the average maturity was approximately 7 years. As of December 31, 2022, the weighted average interest rate on these loans were approximately 6.7% and the average maturity was approximately 8 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. These costs are amortized on a straight-line basis which approximates the effective interest method over the term of the related obligations, and included as a component of interest expense. Unamortized costs are charged to expense upon prepayment of the obligation. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with ASC 470-50-40, Modifications and Extinguishments. As of December 31, 2023 and 2022, accumulated amortization amounted to $11.2 million and $9.1 million, respectively. The Company estimates that aggregate amortization expense will be approximately $2.2 million for 2024, $2.0 million for 2025, $1.8 million for 2026, $724,000 for 2027, $556,000 for 2028 and $1.1 million thereafter.

Leases

The Company accounts for its leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

The Company is the lessee in other arrangements, primarily for our corporate office and a ground lease at one community expiring April 12, 2099, with an option to extend for another 99-year term. As of December 31, 2023 and 2022, the right-of-use assets and corresponding lease liabilities of $3.3 million and $3.6 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms, exclusive of renewal options are as follows (in thousands):

2024	$460
2025	460
2026	460
2027	257
2028	111
Thereafter	18,503

Total Lease Payments	$20,251

The weighted average remaining lease term for these leases, including renewal options is 162 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	12/31/23	12/31/22	12/31/21	12/31/20

Cash and Cash Equivalents	$57,320	$29,785	$116,175	$15,336
Restricted Cash	7,117	11,091	8,851	13,257
Cash, Cash Equivalents And Restricted Cash	$64,437	$40,876	$125,026	$28,593

Revenue Recognition

The Company accounts for its Sales of Manufactured Homes in accordance with Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASC 606). For transactions in the scope of ASC 606, we recognize revenue when control of goods or services transfers to the customer, in the amount that we expect to receive for the transfer of goods or provision of services.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (63.1 million, 54.4 million and 46.3 million in 2023, 2022 and 2021, respectively). Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. For the year ended December 31, 2023, employee stock options to purchase 4.7 million shares of Common Stock were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive. For the year ended December 31, 2022, employee stock options to purchase 3.5 million shares of Common Stock were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive. For the year ended December 31, 2021, Common Stock equivalents resulting from employee stock options to purchase 3.3 million shares of Common Stock amounted to 1.1 million shares, which were included in the computation of Diluted Net Income per Share.

Stock Compensation Plan

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants are determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock are recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards are equal to the fair value of the Company’s stock on the grant date. Compensation costs, which is included in general and administrative expenses, of $4.9 million, $5.0 million and $3.4 million have been recognized in 2023, 2022 and 2021, respectively. During 2023, 2022 and 2021, compensation costs included a one-time charge of $233,000, $433,000 and $44,000, respectively, for restricted stock and stock option grants awarded to participants who were of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 8 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA), Code Section 199A, was added to the Code and became effective for tax years beginning after December 31, 2017 and before January 1, 2026. Under the TCJA, subject to certain income limitations, individual taxpayers and trusts and estates may deduct 20% of the aggregate amount of qualified REIT dividends they receive from their taxable income. Qualified REIT dividends do not include any portion of a dividend received from a REIT that is classified as a capital gain dividend or qualified dividend income.

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2023. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2023, the tax years 2020 through and including 2023 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

Acquisitions in 2023

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

On May 25, 2022, the Company acquired Saddle Creek, located in Dothan, Alabama, for approximately $3.9 million. This community contains a total of 139 developed homesites that are situated on approximately 36 total acres. At the date of acquisition, the average occupancy for this community was approximately 6%.

On July 14, 2022, the Company acquired Hidden Creek, located in Erie, Michigan, for approximately $22.0 million. This community contains a total of 351 developed homesites that are situated on approximately 88 total acres. At the date of acquisition, the average occupancy for this community was approximately 63%.

On August 10, 2022, the Company acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million, through its qualified opportunity zone fund (See Note 6). This community contains a total of 181 developed homesites that are situated on approximately 39 total acres. At the date of acquisition, the average occupancy for this community was approximately 33%.

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

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $29,000 for 2023 and $852,000 for 2022, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the years ended December 31, 2023 and 2022, respectively (in thousands):

	2023 Acquisitions	2022 Acquisitions
Assets Acquired:
Land	$234	$6,379
Depreciable Property	3,445	80,027
Notes Receivable and Other	0	656
Total Assets Acquired	$3,679	$87,062

Total income, community net operating income (“Community NOI”)* and net loss for communities acquired in 2023 and 2022, which are included in our consolidated statements of income (loss) for the years ended December 31, 2023 and 2022, are as follows (in thousands):

	2023 Acquisitions	2022 Acquisitions
	2023	2023	2022

Total Income	$286	$4,895	$1,376
Community NOI *	$81	$2,448	$610
Net Loss	$(157)	$(2,676)	$(781)

*	Community NOI is defined as rental and related income less community operating expenses.

See Note 7 for additional information relating to loans and mortgages payable and Note 18 for the unaudited pro forma financial information relating to these acquisitions.

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets (in thousands):

	December 31, 2023	December 31, 2022

Site and land improvements	$255,928	$225,926
Buildings and improvements	12,690	11,294
Rental homes and accessories	124,493	104,481
Equipment and vehicles	23,198	21,397
Total accumulated depreciation	$416,309	$363,098

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities primarily consist of common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest. The REIT securities portfolio provides the Company with additional diversification, liquidity and income. As of December 31, 2023, the securities portfolio represented 1.9% of undepreciated assets. The Company does not intend to increase its investments in its REIT securities portfolio.

The following is a listing of marketable securities at December 31, 2023 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value
Equity Securities:
Preferred Stock:
Cedar Realty Trust, Inc.	B	7.250%	13	$278	$169
Cedar Realty Trust, Inc.	C	6.500%	20	494	254
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	16
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	8
Total Preferred Stock				2,270	447

Common Stock:
Diversified HealthCare Trust			171	2,920	639
Franklin Street Properties Corporation			220	2,219	563
Industrial Logistics Properties Trust			87	1,729	410
Kimco Realty Corporation			880	16,490	18,753
Office Properties Income Trust			562	36,418	4,110
Orion Office REIT, Inc.			18	293	106
Pennsylvania Real Estate Investment Trust			15	2,316	7
Realty Income Corporation			145	8,527	8,309
Regency Centers Corporation			17	1,024	1,162
Total Common Stock				71,936	34,059

Total Marketable Securities				$74,206	$34,506

The following is a listing of marketable securities at December 31, 2022 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value
Equity Securities:
Preferred Stock:
Cedar Realty Trust, Inc.	B	7.250%	12	$257	$168
Cedar Realty Trust, Inc.	C	6.500%	20	494	235
Centerspace	C	6.625%	20	500	505
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	97
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	38
Total Preferred Stock				2,749	1,043
Common Stock:
Alerislife Inc.			12	45	6
Diversified HealthCare Trust			171	2,920	111
Franklin Street Properties Corporation			220	2,219	601
Industrial Logistics Properties Trust			87	1,729	285
Kimco Realty Corporation			890	16,677	18,850
Office Properties Income Trust			562	36,418	7,496
Orion Office REIT, Inc.			18	293	158
Pennsylvania Real Estate Investment Trust			15	2,316	17
Realty Income Corporation			185	10,910	11,716
Urstadt Biddle Properties, Inc.			100	2,049	1,895
Total Common Stock				75,576	41,135

Total Marketable Securities				$78,325	$42,178

Gain on sales of marketable securities, net amounted to approximately $183,000, $6.4 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. During 2022, Monmouth Real Estate Investment Corporation (“MREIC”) was acquired by a third party pursuant to an all-cash merger approved by the shareholders of MREIC, which resulted in the Company and MREIC’s other shareholders receiving a cash payment of $21.00 per share in cancellation of their MREIC common shares. The Company’s securities portfolio included 2.7 million shares of common stock of MREIC, representing 2.7% of the total MREIC shares outstanding. The Company’s Chairman of the Board was also the Chairman of MREIC and there were three other Company Directors who were also directors and shareholders of MREIC. The merger consideration received by the Company totaled approximately $55.7 million, which resulted in a gain of approximately $30.7 million. During 2022, the Company also sold other securities in its portfolio with a total cost of $24.7 million at a loss of $24.3 million. As of December 31, 2023, 2022 and 2021, the securities portfolio had net unrealized holding losses of $39.7 million, $36.1 million and $14.3 million, respectively.

NOTE 5- INVESTMENT IN JOINT VENTURE

In December 2021, the Company and Nuveen Real Estate (“Nuveen” or “Nuveen Real Estate”), established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The terms of the initial joint venture entity were set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The LLC Agreement called for committed capital to be funded 60% by Nuveen and 40% by the Company on a parity basis. The Company serves as managing member of the joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management, asset management and other fees from the joint venture entity. In addition, once each member has recouped its invested capital and received a 7.5% net unlevered internal rate of return, 80% of distributable cash will be allocated pro rata in accordance with the members’ respective percentage interests and the Company and Nuveen will receive a promote percentage equal to 70% (in the case of the Company) and 30% (in the case of Nuveen) of the remaining 20% of distributable cash. After 7 years the Company may elect to consummate the crystallization of the promote.

Under the terms of the LLC Agreement, after December 8, 2024 or, if later, the second anniversary of the acquisition and placing in service of a manufactured housing or recreational vehicle community, Nuveen will have a right to initiate the sale of one or more of the communities owned by the joint venture entity. If Nuveen elects to initiate such a sale process, the Company may exercise a right of first refusal to acquire Nuveen’s interest in the community or communities to be sold for a purchase price corresponding to the greater of the appraised value of such communities or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment. In addition, the Company will have the right to buy out Nuveen’s interest in the joint venture entity at any time after December 8, 2031 at a purchase price corresponding to the greater of the appraised value of the portfolio or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment.

The LLC Agreement between the Company and Nuveen provided that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, the joint venture will be the exclusive vehicle for the Company to acquire any manufactured housing communities and/or recreational vehicle communities that meet the joint venture’s investment guidelines. These guidelines called for the joint venture to acquire manufactured housing and recreational vehicle communities that have been developed within the previous two years and are less than 20% occupied, are located in certain geographic markets, are projected to meet certain cash flow and internal rate of return targets, and satisfy certain other criteria. The Company agreed to offer Nuveen the opportunity to have the joint venture acquire any manufactured housing community or recreational vehicle community that meets these investment guidelines. Under the terms of the LLC Agreement, if Nuveen determines not to pursue or approve any such acquisition, the Company would be permitted to acquire the property outside the joint venture. Since the execution of the LLC Agreement, Nuveen has provided the Company with written waivers of the exclusivity provision of the LLC Agreement with regard to two property acquisitions that may have fit the investment guidelines of the joint venture, which permitted the Company to acquire them outside of the Nuveen joint venture. Except for investment opportunities that are offered to and declined by Nuveen, the Company is prohibited from developing, owning, operating or managing manufactured housing communities or recreational vehicle communities within a 10-mile radius of any community owned by the joint venture. However, this restriction does not apply with respect to investments by the Company in existing communities operated by the Company.

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

In December 2021, the joint venture entity closed on the acquisition of Sebring Square, a newly developed all-age, manufactured home community located in Sebring, Florida, for a total purchase price of $22.2 million. This community contains 219 developed homesites situated on approximately 39 acres. In December 2022, the joint venture entity closed on the acquisition of Rum Runner, another newly developed all-age, manufactured home community also located in Sebring, Florida for a total purchase price of $15.1 million. This community contains 144 developed homesites situated on approximately 20 acres. The Company manages these communities on behalf of the joint venture entity.

During the time since the joint venture with Nuveen was first established in 2021, the Company and Nuveen have continued to seek opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. During 2022, the Company and Nuveen informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the original joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio, consisting of the Sebring Square and Rum Runner communities. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the LLC Agreement entered into in 2021, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis.

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a new joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “Second LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversite, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development of a new manufactured housing community on this property. The community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres.

References in this report to the Company’s joint venture relationship with Nuveen are intended to refer to its ongoing relationship with Nuveen.

The Company accounts for its joint venture with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

NOTE 6 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the MREIC merger, in UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million (See Note 3). As of December 31, 2023, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company.

NOTE 7 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The following is a summary of our loans payable as of December 31, 2023 and 2022 (in thousands):

		December 31, 2023		December 31, 2022
		Amount	Rate	Amount	Rate
Margin loan	(1)	$0	N/A	$0	N/A
Unsecured line of credit	(2)	70,000	7.27%	75,000	5.88%
Floorplan inventory financing	(3)	0	N/A	64,126	7.70%
FirstBank rental home loan	(4)	24,683	6.15%	0	N/A
FirstBank rental home line of credit	(5)	0	N/A	5,100	6.50%
Triad rental home loan	(6)	0	N/A	0	N/A
OceanFirst notes receivable financing	(7)	0	N/A	10,000	7.50%
Total Loans Payable		94,683	6.98%	154,226	6.76%
Unamortized debt issuance costs		(1,204)		(695)
Loans Payable, net of unamortized debt issuance costs		$93,479	7.07%	$153,531	6.79%

(1)	Collateralized by the Company’s securities portfolio and is due on demand. The Company must maintain a coverage ratio of approximately 2 times.
(2)	Represents an unsecured line of credit facility syndicated with two banks. Interest is based on the Company’s overall leverage ratio and is equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.5% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%, and maturity is November 7, 2026.
(3)	Represents revolving credit agreements totaling $108.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank, Northpoint Commercial Finance and Triad Financial Services (“Triad”) to finance inventory purchases. Interest rates on these agreements range from prime minus 0.75% to SOFR plus 4%.
(4)	Represents a term loan secured by rental homes and rental home leases, with a fixed interest rate of 6.15% and a maturity of date of May 10, 2028.
(5)	Represents a $25 million revolving line of credit secured by rental homes and their leases with a 5-year term and a variable interest rate of prime.
(6)	Represents a $30 million revolving line of credit secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.
(7)	Represents a revolving line of credit secured by eligible notes receivable, with an interest rate of prime with a floor of 4.75%.

On March 9, 2023, the Company entered into a $30 million revolving line of credit with Triad secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.

The Company had a $20 million revolving line of credit with OceanFirst Bank (“OceanFirst Line”) secured by the Company’s eligible notes receivable. Interest was at prime with a floor of 3.25% with a maturity date which was extended to June 1, 2023. On July 19, 2023, the Company amended the OceanFirst Line from $20 million to $35 million. Interest is at prime with a floor of 4.75%. This line is secured by the Company’s eligible notes receivable. The amendment also extended the maturity date to June 1, 2025.

The Company had a $20 million revolving line of credit with FirstBank secured by rental homes and rental home leases in several of our manufactured home communities, expandable to $30 million with an accordion feature. The facility had a maturity date of November 29, 2022, which was extended to November 29, 2023. Interest was payable at prime plus 25 basis points with a floor of 3.5%, adjusted on the first day of each calendar quarter. On May 12, 2023, the Company entered into a $25 million term loan with FirstBank. The term loan has a 5-year term with a fixed interest rate of 6.15%. The term loan is secured by rental homes, and their leases, in various communities throughout our portfolio. Additionally, the Company entered into a new $25 million revolving line of credit secured by rental homes and their leases. This new line of credit also has a 5-year term and a variable rate tied to Prime, adjusted on the first day of each calendar quarter.

Unsecured Line of Credit

On November 7, 2022, the Company entered into the Second Amended and Restated Credit Agreement (the “Amendment”) to expand and extend its existing unsecured revolving credit facility (the “Facility”). The expanded Facility is syndicated with two banks, BMO and JPMorgan, as joint arrangers and joint book runners, with Bank of Montreal as administrative agent. The Second Amended Credit Agreement provides for an increase from $75 million in available borrowings to $100 million in available borrowings with a $400 million accordion feature, bringing the total potential availability up to $500 million, subject to certain conditions including obtaining commitments from additional lenders. The Second Amended Credit Agreement also extends the maturity date of the Facility from November 29, 2022 to November 7, 2026, with a further one-year extension available at the Company’s option, subject to certain conditions including payment of an extension fee. Availability under the amended Facility is limited to 60% of the value of the unencumbered communities which the Company has placed in the Facility’s unencumbered asset pool (“Borrowing Base”). The value of the Borrowing Base communities is based on a capitalization rate of 6.5% applied to the Net Operating Income (“NOI”) generated by the communities in the Borrowing Base. Interest rates on borrowings are based on the Company’s overall leverage ratio and are equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.50% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%, which results in an interest rate of 7.27% and 5.88% at December 31, 2023 and 2022, respectively.

On February 24, 2023, the Company amended the Facility to expand available borrowing capacity from $100 million to $180 million.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows (in thousands):

Year Ended December 31,
2024	$651
2025	697
2026	70,741
2027	789
2028	21,805
Thereafter	0
Total Loans Payable	94,683
Unamortized debt issuance costs	(1,204)
Loans Payable, net of unamortized debt issuance costs	$93,479

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of December 31, 2023, the Company is in compliance with these covenants.

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

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding, net of unamortized debt issuance costs. Interest is payable on these mortgages at fixed rates ranging from 2.62% to 6.74%. The weighted average interest rate was 4.2% and 4.0% as of December 31, 2023 and 2022, respectively, including the effect of unamortized debt issuance costs. The weighted average interest rate was 4.2% and 3.9% as of December 31, 2023 and 2022, respectively, not including the effect of unamortized debt issuance costs. The weighted average loan maturity of the mortgages payable was 5.3 and 5.1 years at December 31, 2023 and 2022, respectively.

The following is a summary of mortgages payable at December 31, 2023 and 2022 (in thousands):

	At December 31, 2023		Balance at December 31,
Property	Due Date	Interest Rate	2023	2022
Allentown	10/01/25	4.06%	$11,676	$11,992
Brookview Village	04/01/25	3.92%	2,405	2,473
Candlewick Court	09/01/25	4.10%	3,897	4,002
Catalina	08/19/25	3.00%	4,028	4,311
Cedarcrest Village	04/01/25	3.71%	10,357	10,662
Clinton Mobile Home Resort	10/01/25	4.06%	3,064	3,147
Cranberry Village	04/01/25	3.92%	6,595	6,783
D & R Village	03/01/25	3.85%	6,635	6,828
Fairview Manor	11/01/26	3.85%	14,024	14,388
Fohl Village	11/22/32	5.93%	9,373	9,490
Forest Park Village	09/01/25	4.10%	7,266	7,463
Friendly Village	06/06/23	4.618%	0	6,382
Hayden Heights	04/01/25	3.92%	1,812	1,864
Highland Estates	06/01/27	4.12%	14,727	15,080
Holiday Village	09/01/25	4.10%	6,915	7,102
Holiday Village- IN	11/01/25	3.96%	7,413	7,616
Holly Acres Estates	09/01/31	3.21%	5,785	5,910
Kinnebrook Village	04/01/25	3.92%	3,503	3,603
Lake Erie Estates	07/06/25	5.16%	2,491	2,549
Lake Sherman Village	09/01/25	4.10%	4,805	4,935
Northtowne Meadows	09/06/26	4.45%	11,057	11,322
Oak Tree	12/15/32	5.60%	11,843	12,000
Olmsted Falls	04/01/25	3.98%	1,814	1,865
Oxford Village	07/01/29	3.41%	14,321	14,659
Perrysburg Estates	09/06/25	4.98%	1,459	1,493
Pikewood Manor	11/29/28	6.74%	13,049	13,414
Shady Hills	04/01/25	3.92%	4,320	4,444
Suburban Estates	10/01/25	4.06%	4,868	5,000
Sunny Acres	10/01/25	4.06%	5,419	5,566
Trailmont	04/01/25	3.92%	2,880	2,963
Twin Oaks	10/01/29	3.37%	5,553	5,683
Valley Hills	06/01/26	4.32%	3,005	3,080
Waterfalls	06/01/26	4.38%	4,096	4,197
Weatherly Estates	04/01/25	3.92%	7,028	7,229
Wellington Estates	02/01/23	6.35%	0	2,144
Woods Edge	01/07/26	3.25%	4,973	5,306
Worthington Arms	09/01/25	4.10%	8,147	8,369
Various (2 properties)	02/01/27	4.56%	12,512	12,799
Various (2 properties)	08/01/28	4.27%	12,145	12,408
Various (2 properties)	07/01/29	3.41%	20,936	21,430
Various (4 properties)	07/01/23	4.975%	0	7,230
Various (4 properties)+	10/01/32	5.24%	33,467	34,027
Various (6 properties)	08/01/27	4.18%	11,765	12,048
Various (8 properties)	01/01/34	5.97%	57,743	0
Various (13 properties)	03/01/23	4.065%	0	43,037
Various (28 properties)*	09/01/30	4.25%	23,949	24,935
Various (28 properties)	09/01/30	2.62%	98,015	100,481
Total Mortgages Payable			501,135	513,709
Unamortized debt issuance costs			(4,652)	(4,771)
Total Mortgages Payable, net of unamortized debt issuance costs			$496,483	$508,938

+	Represents one mortgage payable secured by four properties and one mortgage payable secured by the rental homes therein.
*	Rental home addition to the Fannie Mae credit facility consisting of 28 properties.

At December 31, 2023 and 2022, mortgages were collateralized by real property with a carrying value of $1.0 billion and $1.1 billion, respectively, before accumulated depreciation and amortization. Interest costs amounting to $5.0 million, $2.7 million and $1.5 million were capitalized during 2023, 2022 and 2021, respectively, in connection with the Company’s expansion program. At December 31, 2023, the Company owned 135 communities of which 48 are unencumbered.

Recent Financing Transactions

During the year ended December 31, 2023

On December 14, 2023, the Company completed the addition of eight communities to its Fannie Mae credit facility through Wells Fargo Bank, N.A., for total proceeds of approximately $57.7 million. This interest only 5.97% fixed rate loan has a 10-year term with a maturity date of January 1, 2034.

During the year ended December 31, 2022

In August 2020, the Company financed 28 of its previously unencumbered communities, containing approximately 4,100 sites, under a Fannie Mae credit facility through Wells Fargo Bank, N.A. for total proceeds of approximately $106 million. On March 15, 2022, the Company completed the addition of approximately 1,100 homes to this credit facility for total proceeds of approximately $25.6 million. This addition is coterminous with the remaining term of the existing facility, which matures in 2030. Interest is at a fixed rate of 4.25%.

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

The aggregate principal payments of all mortgages payable are scheduled as follows (in thousands):

Year Ended December 31,
2024	$11,983
2025	138,373
2026	37,967
2027	42,673
2028	19,089
Thereafter	251,050
Total	$501,135

NOTE 8 – STOCK COMPENSATION PLAN

On May 31, 2023, the shareholders approved the UMH Properties, Inc. 2023 Equity Incentive Award Plan (the “2023 Plan”), authorizing the grant of options, restricted stock or other stock-based awards to participants. The maximum number of shares available for grant under the 2023 Plan is 2.2 million shares. The maximum number of shares underlying awards that may be granted in any one year to a participant is 300,000 shares. Option awards are exercisable after one year of continued employment or service to the Company from the date of grant and typically vest over five years, 20% per year on each anniversary date of grant. The option price shall not be below the fair market value at date of grant.

The 2023 Plan replaced the Company’s Amended and Restated 2013 Incentive Award Plan (“A&R 2013 Plan”), which by its terms terminated with respect to new awards on June 13, 2023. Outstanding grants under the A&R 2013 Plan will continue to be subject to the terms of the A&R 2013 Plan. No future awards will be granted under the A&R 2013 Plan, except for those shares previously reserved for outstanding performance-based grants under the A&R 2013 Plan.

The Compensation Committee has the exclusive authority to administer and construe the 2023 Plan and shall determine, among other things: persons eligible for awards and who shall receive them; the terms and conditions of the awards; the time or times and conditions subject to which awards may become vested, deliverable, exercisable, or as to which any may apply, be accelerated or lapse; and amend or modify the terms and conditions of an award with the consent of the participant.

Generally, the term of any stock option may not be more than 10 years from the date of grant. The option price may not be below the fair market value at date of grant. If and to the extent that an award made under the 2023 Plan is forfeited, expire unexercised, or settled in cash in lieu of Shares, such Shares shall, to the extent of such forfeiture, expiration, or cash settlement, be available for future grants of awards under the 2023 Plan.

The Company accounts for stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During the year ended December 31, 2023, sixty-nine employees were granted options to purchase a total of 1.4 million shares. During the year ended December 31, 2022, forty-six employees were granted options to purchase a total of 570,800 shares. During the year ended December 31, 2021, forty-six employees were granted options to purchase a total of 767,900 shares. These grants vest ratably over five years. The fair value of these options for the years ended December 31, 2023, 2022 and 2021 was approximately $4.2 million, $2.6 million and $2.1 million, respectively, based on assumptions noted below and is being amortized over the vesting period. The remaining unamortized stock option expense was $6.0 million as of December 31, 2023, which will be expensed ratably through 2028.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the following years:

	2023	2022	2021
Dividend yield	3.94%	3.47%	4.66%
Expected volatility	27.14%	25.09%	24.59%
Risk-free interest rate	3.59%	2.63%	1.44%
Expected lives	10	10	10
Estimated forfeitures	0	0	0

During the year ended December 31, 2023, options to thirteen employees to purchase a total of 71,000 shares were exercised. During the year ended December 31, 2022, options to fourteen employees to purchase a total of 404,160 shares were exercised. During the year ended December 31, 2021, options to thirty-five employees to purchase a total of 709,980 shares were exercised. During the year ended December 31, 2023, options to two employees to purchase a total of 35,500 shares were expired or forfeited. During the year ended December 31, 2021, options to one employee to purchase a total of 400 shares were forfeited.

A summary of the status of the stock options outstanding under the Company’s stock compensation plans as of December 31, 2023, 2022 and 2021 and changes during the years then ended are as follows (in thousands):

	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,490	$15.96	3,324	$14.25	3,266	$12.03
Granted	1,359	14.36	570	22.88	768	21.90
Exercised	(71)	10.34	(404)	10.38	(710)	12.11
Forfeited	(16)	18.15	0	0	0	19.36
Expired	(20)	9.82	0	0	0	0
Outstanding at end of year	4,742	15.74	3,490	15.96	3,324	14.25
Options exercisable at end of year	2,195		1,879		2,556
Weighted average fair value of options granted during the year		$3.10		$4.50		$2.77

The following is a summary of stock options outstanding as of December 31, 2023 (in thousands):

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date
04/05/16	7	184		9.77	04/05/24
01/19/17	2	60		14.25	01/19/27
04/04/17	18	397		15.04	04/04/27
04/02/18	15	281		13.09	04/02/28
07/09/18	4	40		15.75	07/09/28
12/10/18	1	25		12.94	12/10/28
01/02/19	2	60		11.42	01/02/29
04/02/19	19	404		13.90	04/02/29
01/17/20	1	10	*	16.37	01/17/30
03/25/20	38	588	*	9.70	03/25/30
05/20/20	2	10	*	11.80	05/20/30
03/18/21	40	157	*	19.36	03/18/31
07/14/21	45	605	*	22.57	07/14/31
03/28/22	44	467	*	23.81	03/28/32
09/09/22	1	100	*	18.52	09/09/32
03/21/23	68	1,354	*	14.36	03/21/33
		4,742

*	From the date of grant, 20% becomes exercisable each year, over 5 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2023, 2022 and 2021 was $7.3 million, $8.2 million and $42.9 million, respectively, of which $4.5 million, $5.5 million and $39.9 million relate to options exercisable. The intrinsic value of options exercised in 2023, 2022 and 2021 was $418,000, $373,000 and $3.6 million, respectively, determined as of the date of option exercise. The weighted average remaining contractual term of the above options was 6.8, 6.7 and 7.6 years as of December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, amounts charged to stock compensation expense relating to stock option grants, which is included in general and administrative expenses, totaled $1.8 million, $1.3 million and $325,000, respectively.

Restricted Stock

On January 29, 2021, the Company awarded special restricted stock grants totaling 146,572 shares to five employees for their successful efforts on the August 2020 groundbreaking Federal National Mortgage Association (“Fannie Mae”) financing at 2.62%, the proceeds of which were used to redeem our 8% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share. The grant date fair value of the restricted stock grants awarded on January 29, 2021 was $4.3 million, which was expensed over the vesting period. Vesting of these grants was subject to both time and performance-based vesting criteria as follows:

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

As of June 30, 2023, the growth in cumulative Normalized FFO per share over the past 3 years was over 20%. The original grant of 146,572 shares vested on August 10, 2023 with a bonus of 100%.

On January 11, 2023, the Company awarded a total of 25,000 shares of restricted stock to five employees. On March 21, 2023, the Company awarded a total of 98,500 shares of restricted stock to two employees, pursuant to their employment agreements. On January 12, 2022, the Company awarded a total of 25,000 shares of restricted stock to five employees. On March 25, 2022, the Company awarded a total of 78,000 shares of restricted stock to two employees, pursuant to their employment agreements. On January 13, 2021, the Company awarded a total of 25,000 shares of restricted stock to five employees. On March 18, 2021, the Company awarded a total of 108,500 shares of restricted stock to four employees. The grant date fair value of the restricted stock grants awarded to participants (other than the performance based awards granted in January 2021) was $1.8 million, $2.5 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. These grants primarily vest ratably over five years. As of December 31, 2023, there remained a total of $4.4 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3.2 years. For the years ended December 31, 2023, 2022 and 2021, amounts charged to stock compensation expense related to restricted stock grants, which is included in general and administrative expenses, totaled $3.1 million, $3.7 million and $3.1 million, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2023, 2022 and 2021, and changes during the year ended December 31, 2023, 2022 and 2021 are presented below (in thousands):

	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of year	471	$17.58	434	$16.66	212	$13.69
Granted	124	16.52	103	23.98	280	16.51
Dividend Reinvested Shares	24	14.57	20	18.10	15	21.68
Vested	(262)	15.65	(86)	20.69	(73)	8.48
Non-vested at end of year	357	$18.41	471	$17.58	434	$16.66

Other Stock-Based Awards

Effective June 20, 2018, a portion of our quarterly directors’ fee was paid with our unrestricted Common Stock. During 2023, 32,346 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $15.31 per share. During 2022, 21,492 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $20.94 per share. During 2021, 16,500 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $14.78 per share.

As of December 31, 2023, there were 2.2 million shares available for grant as stock options, restricted stock or other stock-based awards under the 2023 Plan.

Subsequent to year end, on January 10, 2024, the Company awarded 26,000 shares of restricted stock to six employees. These grants vest ratably over five years.

NOTE 9 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2023, 2022 and 2021, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $991,000, $984,000 and $752,000 in 2023, 2022 and 2021, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Transactions with Monmouth Real Estate Investment Corporation

During 2022, the Company realized a gain of approximately $30.7 million as a result of the MREIC merger (See Note 4).

Employment Agreements

On January 11, 2023, the Company entered into employment agreements with Mr. Samuel A. Landy, Ms. Anna T. Chew, Mr. Craig Koster and Mr. Brett Taft. The agreements are effective as of January 1, 2023 and have initial terms of three years which will be renewed automatically thereafter for additional successive one (1) year terms commencing on the third anniversary and each subsequent anniversary of the effective date unless otherwise terminated pursuant to the terms of each agreement. The agreements provide for base compensation, incentive cash bonuses, long term equity compensation awards, which shall be subject to performance-based and time-based vesting requirements, compensation on termination, including a termination not for cause or voluntary resignation for good reason following a change of control, and certain customary fringe benefits, including vacation, life insurance and health benefits and the right to participate in the Company’s 401(k) retirement plan.

Other Matters

Mr. Eugene W. Landy, the Founder and Chairman of the Board of Directors of the Company, owned a 24% interest in the entity that is the landlord of the property where the Company’s corporate office space is located. As of January 2023, Mr. Eugene Landy transferred this ownership to his son, Mr. Samuel A. Landy, the President and Chief Executive Officer and a director of the Company, and other family members. The lease of the Company’s corporate office space extends through April 30, 2027 and requires monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Management believes that the aforesaid rents are no more than what the Company would pay for comparable space elsewhere.

Further, Mr. Eugene W. Landy owns a 9.6% interest, Mr. Samuel A. Landy owns a 4.8% interest, Mr. Daniel Landy, who is also an officer of the Company and is Samuel A. Landy’s son, owns a 0.96% interest, and the Samuel Landy Family Limited Partnership (of which Daniel Landy is the sole general partner) owns a 0.96% interest in the OZ Fund. In addition, one of the Company’s independent directors owns a 0.96% interest in the OZ Fund.

In November 2023, sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million was contributed to the new joint venture entity with Nuveen for the development of a new manufactured housing community, which, once complete, is expected to contain 113 sites. The Company was reimbursed by Nuveen for 60% of the carrying value of this land.

NOTE 11 – SHAREHOLDERS’ EQUITY

On January 10, 2023, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (“SDAT”) articles supplementary reclassifying and designating 4,400,000 shares of the Company’s Common Stock, par value $0.10 per share (“Common Stock”) as shares of Series D Preferred Stock, par value $0.10 per share (“Series D Preferred Stock”). On May 18, 2023, the Company filed with the SDAT articles supplementary reclassifying 199,331 authorized unissued shares of the Corporation’s 8.00% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) and 3,866,000 authorized unissued shares of the Corporation’s 6.75% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) as authorized shares of the Corporation’s Common Stock. After giving effect to these articles supplementary, the authorized capital stock of the Company consisted of 170,413,800 shares, classified as 153,713,800 shares of Common Stock, 13,700,000 shares of Series D Preferred Stock, and 3,000,000 shares of excess stock, par value $0.10 per share. The excess stock is designed to help us protect our status as a REIT under the Internal Revenue Code.

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

Amounts received in connection with the DRIP for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Amounts Received	$9,046	$7,808	$9,773
Less: Dividends Reinvested	(2,652)	(2,783)	(3,506)
Amounts Received, net	$6,394	$5,025	$6,267

Number of Shares Issued	612	430	503

Common Stock At-The-Market Sales Program

On March 7, 2022, the Company entered into an Equity Distribution Agreement (the “2022 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC and Janney Montgomery Scott LLC, as distribution agents (the “Distribution Agents”) under which the Company was permitted to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the 2022 Common ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or any other existing trading market for the Common Stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The 2022 Common ATM Program replaced the Company’s previous Common Stock ATM Program. During 2023, 2.1 million shares of Common Stock were issued and sold under the 2022 Common ATM Program at a weighted average price of $16.77 per share, generating gross proceeds of $35.6 million and net proceeds of $35.1 million, after offering expenses.

On April 4, 2023, the Company entered into a new equity distribution agreement (the “2023 Common ATM Program”) with the Distribution Agents and terminated the 2022 Common ATM Program. Under the 2023 Common ATM Program, the Company may offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the 2023 Common ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or any other existing trading market for the Common Stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The Company began selling shares under the 2023 Common ATM Program on April 4, 2023 and through December 31, 2023, 7.3 million shares of Common Stock were issued and sold at a weighted average price of $15.53 per share, generating gross proceeds of $113.0 million and net proceeds of $110.7 million, after offering expenses.

Under both the 2022 Common ATM Program and the 2023 Common ATM Program, for the year ended December 31, 2023, a total of 9.4 million shares of Common Stock were issued and sold at a weighted average price of $15.81 per share, generating gross proceeds of $148.6 million and net proceeds of $145.8 million, after offering expenses.

As of December 31, 2023, $37.0 million of common stock remained eligible for sale under the 2023 Common ATM Program.

Issuer Purchases of Equity Securities

On January 11, 2023, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorized us to repurchase up to $25 million in the aggregate of the Company’s Common Stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases would be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did not require the Company to acquire any particular amount of Common Stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Although the Repurchase Program remains in effect, the Company did not make any repurchases of Common Stock during 2023.

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

6.375% Series D Cumulative Redeemable Preferred Stock

On January 22, 2018, the Company issued 2 million shares of its Series D Preferred Stock at an offering price of $25.00 per share in an underwritten registered public offering. The Company received net proceeds from the sale of these 2 million shares, after deducting the underwriting discount and other estimated offering expenses, of approximately $48.2 million and has used the net proceeds of the offering for general corporate purposes, which included the purchase of manufactured homes for sale or lease to customers, expansion of its existing communities, acquisitions of additional properties and repayment of indebtedness on a short-term basis.

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

During 2023, 2022 and 2021, the Company sold additional shares of Series D Preferred Stock pursuant to its at-the-market sales programs, and amended its charter in connection therewith, as described below.

Preferred Stock At-The-Market Sales Programs

On July 22, 2020, the Company entered into a Preferred Stock At-The-Market Sales Program (the “2020 Preferred ATM Program”) with B. Riley Securities, Inc., as distribution agent (“B. Riley”), under which the Company may offer and sell shares of the Company’s Series C Preferred Stock and/or Series D Preferred Stock, having an aggregate sales price of up to $100 million. Sales of shares under the 2020 Preferred ATM Program are made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Series C Preferred Stock or Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. On July 26, 2022, the Company redeemed all of its issued and outstanding shares of its Series C Preferred Stock and therefore, in light of the redemption, disclosed that the Company does not intend to issue any new shares of Series C Preferred Stock. During January 2023, the Company issued and sold 126,000 shares of Series D Preferred Stock under the 2020 Preferred ATM Program at a weighted average price of $22.25 per share, generating total gross and net proceeds, of $2.8 million.

On January 10, 2023, the Company entered into a new At Market Issuance Sales Agreement (the “2023 Preferred ATM Program”) with B. Riley and terminated the use of the 2020 Preferred ATM Program. Under the 2023 Preferred ATM Program, the Company may offer and sell shares of the Company’s Series D Preferred Stock, having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. The Company began selling shares under the 2023 Preferred ATM Program on January 10, 2023 and through December 31, 2023, 2.5 million shares of Series D Preferred Stock were issued and sold at a weighted average price of $21.86 per share, generating gross proceeds of $53.9 million and net proceeds of $52.9 million, after offering expenses.

Under both the 2020 Preferred ATM Program and the 2023 Preferred ATM Program, for the year ended December 31, 2023, a total of 2.6 million shares of Series D Preferred Stock were issued and sold at a weighted average price of $21.88 per share, generating gross proceeds of $56.7 million and net proceeds of $55.7 million, after offering expenses.

As of December 31, 2023, $46.1 million in shares of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

NOTE 12 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the years ended December 31, 2023, 2022 and 2021 (in thousands except per share amounts):

	2023		2022		2021
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share
March 31	$12,226	$0.205	$10,406	$0.20	$8,048	$0.19
June 30	12,460	0.205	10,890	0.20	8,629	0.19
September 30	13,419	0.205	10,960	0.20	9,016	0.19
December 31	13,619	0.205	11,154	0.20	9,327	0.19

	$51,724	$0.82	$43,410	$0.80	$35,020	$0.76

These amounts do not include the discount on shares purchased through the Company’s DRIP.

On January 10, 2024, the Board of Directors declared a quarterly dividend of $0.205 per share on the Company’s Common Stock payable March 15, 2024 to shareholders of record as of the close of business on February 15, 2024.

Preferred Stock

The following dividends were paid to holders of our Series C Preferred Stock during the years ended December 31, 2022 and 2021 (in thousands except per share amounts):

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

The following dividends were paid to holders of our Series D Preferred Stock during the years ended December 31, 2023, 2022 and 2021 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
1/15/2023	2/15/2023	3/15/2023	$3,836	$0.3984375
4/1/2023	5/15/2023	6/15/2023	4,051	0.3984375
7/1/2023	8/15/2023	9/15/2023	4,364	0.3984375
10/3/2023	11/15/2023	12/15/2023	4,472	0.3984375

			$16,723	$1.59375
1/12/2022	2/15/2022	3/15/2022	$3,430	$0.3984375
4/1/2022	5/16/2022	6/15/2022	3,430	0.3984375
7/1/2022	8/15/2022	9/15/2022	3,430	0.3984375
10/3/2022	11/15/2022	12/15/2022	3,433	0.3984375

			$13,723	$1.59375
1/15/2021	2/16/2021	3/15/2021	$2,869	$0.3984375
4/1/2021	5/17/2021	6/15/2021	3,430	0.3984375
7/1/2021	8/15/2021	9/15/2021	3,430	0.3984375
10/1/2021	11/15/2021	12/15/2021	3,430	0.3984375

			$13,159	$1.59375

On January 10, 2024, the Board of Directors declared a quarterly dividend of $0.3984375 per share for the period from December 1, 2023 through February 29, 2024, on the Company’s Series D Preferred Stock payable March 15, 2024 to shareholders of record as of the close of business on February 15, 2024.

NOTE 13 – FEDERAL INCOME TAXES

Characterization of Distributions

The following table characterizes the distributions paid for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Common Stock
Ordinary income	$0.22256	27.14%	$0	0%	$0.024636	3.24%
Capital gains	0	0%	0	0%	0.002008	0.26%
Return of capital	0.59744	72.86%	0.80	100.00%	0.733356	96.50%

	$0.82	100.00%	$0.80	100.00%	$0.76	100.00%
Preferred Stock - Series C
Ordinary income	$0	0%	$0.432071	39.22%	$1.560268	92.46%
Capital gains	0	0%	0	0%	0.127232	7.54%
Return of capital	0	0%	0.669479	60.78%	0	0%

	$0	0%	$1.101550	100.00%	$1.687500	100.00%
Preferred Stock - Series D
Ordinary income	$1.593750	100.0%	$0.625130	39.22%	$1.473586	92.46%
Capital gains	0	0%	0	0%	0.120164	7.54%
Return of capital	0	0%	0.968620	60.78%	0	0%

	$1.593750	100.00%	$1.593750	100.00%	$1.593750	100.00%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2023 and 2021, S&F had operating losses for financial reporting purposes of $648,000 and $1.4 million, respectively. For the year ended December 31, 2022, S&F had operating income for financial reporting purposes of $71,000. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2023, 2022 and 2021, S&F recorded $68,000, $16,000 and $10,000, respectively, in federal, state and franchise taxes.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of December 31, 2023, the total loan balance under this agreement was approximately $2.4 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2023, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $668,000. This program was terminated on June 22, 2023. The Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of December 31, 2023, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $73.6 million of loans that the Company acquired under the COP Program as of December 31, 2023.

The Company and one of its subsidiaries are parties to a Limited Liability Company Agreement dated as of December 8, 2021 with an affiliate of Nuveen, which governs the initial joint venture entity between the Company and Nuveen. The LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The Company is required to fund 40% of the committed capital and Nuveen is required to fund 60%. All such funding will be on a parity basis. Since the execution of the LLC Agreement, this joint venture entity has acquired two properties. The Company and Nuveen have continued to seek, and are continuing to seek, opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the LLC Agreement entered into in 2021, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis. In 2023, the Company and Nuveen formed a new joint venture entity, governed by a new joint venture agreement, focused on the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres. As with the 2021 LLC Agreement, capital contributions to the joint venture entity formed for this project will be funded 60% by Nuveen and 40% by the Company on a parity basis and the other terms (including restrictions on the Company’s right to acquire manufacturing housing communities that meet the LLC Agreement’s investment guidelines without first offering Nuveen an opportunity to participate in the acquisition) are similar to those set forth in the LLC Agreement entered into in 2021 (See Note 5).

On July 26, 2023, the Company entered into an agreement to purchase two manufactured home communities, located in Maryland, for approximately $12.5 million. As of February 28, 2024 this transaction remains pending.

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Equity Securities - Preferred Stock	$447	$447	$0	$0
Equity Securities - Common Stock	34,059	34,059	0	0
Total	$34,506	$34,506	$0	$0

December 31, 2022:
Equity Securities - Preferred Stock	$1,043	$1,043	$0	$0
Equity Securities - Common Stock	41,135	41,135	0	0
Total	$42,178	$42,178	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of December 31, 2023, the estimated fair value of fixed rate mortgages payable amounted to $489.8 million and the carrying value of fixed rate mortgages payable amounted to $501.1 million.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2023, 2022 and 2021 was $35.5 million, $27.0 million and $19.7 million, respectively. Interest cost capitalized to land development during the years ended December 31, 2023, 2022 and 2021 was $5.0 million, $2.7 million and $1.5 million, respectively.

During the years ended December 31, 2023, 2022 and 2021, land development costs of $27.9 million, $26.3 million and $25.9 million, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2023, 2022 and 2021, the Company had dividend reinvestments of $2.7 million, $2.8 million and $3.5 million, respectively, which required no cash transfers.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Common ATM Program

Since January 1, 2024, the Company issued and sold an additional 1.2 million shares of its Common Stock under the 2023 Common ATM Program at a weighted average price of $15.37 per share, generating gross proceeds of $19.2 million and net proceeds of $18.9 million, after offering expenses. As of February 28, 2024, $17.8 million of Common Stock remained eligible for sale under the 2023 Common ATM Program.

Preferred ATM Program

Since January 1, 2024, the Company issued and sold an additional 121,000 shares of its Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $22.85 per share, generating gross proceeds of $2.8 million and net proceeds of $2.7 million, after offering expenses. As of February 28, 2024, $43.3 million of Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

Restricted Stock Awards

On January 10, 2024, the Company awarded 26,000 shares of restricted stock to six employees. The grant date fair value of these grants was $411,000. These grants vest ratably over five years.

Stock Option Awards

On January 10, 2024, the Company awarded stock options to purchase 99,000 shares of common stock to nine non-employee members of our Board of Directors. These grants vest ratably over five years.

Loans and Mortgages Payable

On February 1, 2024, the Company paid down $20 million on its unsecured line of credit.

NOTE 18– PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2022 and through 2023. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period, after giving effect to certain adjustments including (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	For the years ended December 31,
	2023	2022
Rental and Related Income	$189,749	$173,984
Community Operating Expenses	81,345	77,216
Net Loss Attributable to Common Shareholders	(8,727)	(39,451)
Net Loss Attributable to Common Shareholders per Share:
Basic and Diluted	(0.14)	(0.73)

UMH PROPERTIES, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Allentown	Memphis, TN	$11,676		$250	$2,569	$22,559
Arbor Estates	Doylestown, PA	0		2,650	8,266	3,554
Auburn Estates	Orrville, OH	0		114	1,174	1,433
Bayshore Estates	Sandusky, OH	0		561	9,553	5,390
Birchwood Farms	Birch Run, MI		(2)	70	2,797	4,940
Boardwalk	Elkhart, IN	12,512	(6)	1,796	4,768	410
Broadmore Estates	Goshen, IN	0		1,120	11,136	14,124
Brookside	Berwick, PA		(4)	372	4,776	4,806
Brookview	Greenfield Ctr, NY	2,405		38	233	14,268
Camelot Village	Anderson, IN		(7)	824	2,480	3,005
Camelot Woods	Altoona, PA	0		573	2,767	3,736
Candlewick Court	Owosso, MI	3,897		159	7,087	9,128
Carsons	Chambersburg, PA	23,949	(1)	176	2,411	3,452
Catalina	Middletown, OH	4,028		1,008	11,735	19,197
Cedarcrest	Vineland, NJ	10,357		320	1,866	4,007
Center Manor	Monaca, PA	0		198	5,602	480
Chambersburg	Chambersburg, PA		(1)	108	2,397	2,294
Chelsea	Sayre, PA		(3)	124	2,049	2,761
Cinnamon Woods	Conowingo, MD		(1)	1,884	2,116	1,309
City View	Lewistown, PA	0		137	613	1,755
Clinton	Tiffin, OH	3,064		142	3,302	553
Collingwood	Horseheads, NY		(1)	196	2,318	4,501
Colonial Heights	Wintersville, OH		(2)	67	2,383	8,726
Countryside Estates	Muncie, IN	0		174	1,926	8,256
Countryside Estates	Ravenna, OH		(1)	205	2,896	6,800
Countryside Village	Columbia, TN	98,015	(1)	394	6,917	19,718
Cranberry	Cranberry Twp, PA	6,595		182	1,923	4,497
Crestview	Athens, PA		(1)	188	2,258	3,526
Cross Keys	Duncansville, PA	0		61	378	5,355
Crossroads Village	Mount Pleasant, PA		(1)	183	1,403	230
D&R Village	Clifton Park, NY	6,635		392	704	3,968
Dallas Mobile Home	Toronto, OH		(1)	276	2,729	4,419
Deer Meadows	New Springfield, OH		(1)	226	2,299	5,079
Deer Run	Dothan, AL	0		298	4,242	12,397
Evergreen Estates	Lodi, OH		(1)	99	1,121	703
Evergreen Manor	Bedford, OH	0		49	2,372	1,677
Evergreen Village	Mantua, OH		(1)	105	1,277	2,781
Fairview Manor	Millville, NJ	14,024		216	1,167	11,896
Fifty-One Estates	Elizabeth, PA		(1)	1,214	5,746	3,907
Fohl Village	Canton, OH	9,373		1,018	18,052	621
Forest Creek	Elkhart, IN		(2)	440	7,004	3,280
Forest Park	Cranberry Twp, PA	7,266		75	977	11,385
Fox Chapel Village	Cheswick, PA	0		372	4,082	5,321
Frieden Manor	Schuylkill Haven, PA	11,765	(3)	643	5,294	6,686
Friendly Village	Perrysburg, OH	0		1,215	18,141	22,428
Garden View Estates	Orangeburg, SC	0		156	5,044	2,167
Green Acres	Chambersburg, PA	0		63	584	183
Gregory Courts	Honey Brook, PA	0		370	1,220	1,349

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Hayden Heights	Dublin, OH	$1,812		$248	$2,148	$1,357
Heather Highlands	Inkerman, PA	0		573	2,152	17,357
Hidden Creek	Erie, MI	0		614	20,717	8,172
High View Acres	Export, PA		(1)	825	4,264	1,014
Highland	Elkhart, IN	0		510	7,084	7,215
Highland Estates	Kutztown, PA	14,727		145	1,695	12,696
Hillcrest Crossing	Lower Burrell, PA		(1)	961	1,464	12,172
Hillcrest Estates	Marysville, OH		(1)	1,277	3,034	6,154
Hillside Estates	Greensburg, PA		(5)	484	2,679	4,083
Holiday Village	Nashville, TN	6,915		1,632	5,618	17,481
Holiday Village	Elkhart, IN	7,413		491	13,808	12,667
Holly Acres	Erie, PA	5,785		194	3,591	1,487
Hudson Estates	Peninsula, OH		(1)	141	3,516	6,736
Huntingdon Pointe	Tarrs, PA		(1)	399	865	2,965
Independence Park	Clinton, PA		(5)	686	2,784	6,911
Iris Winds	Sumter, SC	0		121	3,324	9,127
Kinnebrook	Monticello, NY	3,503		236	1,403	15,161
Lake Erie Estates	Fredonia, NY	2,491		104	4,391	4,066
Lake Sherman	Navarre, OH	4,805		290	1,458	16,797
Lakeview Meadows	Lakeview, OH		(1)	574	1,104	4,665
Laurel Woods	Cresson, PA	0		433	2,070	8,402
Little Chippewa	Orrville, OH	0		113	1,135	2,811
Mandell Trails	Butler, PA	0		2,470	4,905	1,374
Maple Manor	Taylor, PA	33,467	(4)	674	9,433	9,996
Marysville Estates	Marysville, OH		(1)	810	4,556	12,700
Meadowood	New Middletown, OH		(2)	152	3,191	6,720
Meadows	Nappanee, IN	0		549	6,721	12,782
Meadows of Perrysburg	Perrysburg, OH	0		2,146	5,541	4,232
Melrose Village	Wooster, OH	0		767	5,429	9,658
Melrose West	Wooster, OH	0		94	1,040	152
Memphis Blues	Memphis, TN	0		78	810	17,697
Mighty Oak	Albany, GA	0		232	3,418	428
Monroe Valley	Jonestown, PA		(3)	114	994	805
Moosic Heights	Avoca, PA		(4)	330	3,794	5,317
Mount Pleasant Village	Mount Pleasant, PA		(1)	280	3,502	1,845
Mountaintop	Narvon, PA		(3)	134	1,665	2,073
New Colony	West Mifflin, PA		(1)	429	4,129	3,167
Northtowne Meadows	Erie, MI	11,057		1,272	23,859	6,717
Oak Ridge	Elkhart, IN		(2)	500	7,524	4,294
Oak Tree	Jackson, NJ	11,843		1,134	21,766	481
Oakwood Lake	Tunkhannock, PA	0		379	1,639	3,204
Olmsted Falls	Olmsted Falls, OH	1,814		569	3,031	2,905
Oxford	West Grove, PA	14,321		175	991	3,014
Parke Place	Elkhart, IN		(6)	4,317	10,341	7,624
Perrysburg Estates	Perrysburg, OH	1,459		399	4,047	6,957
Pikewood Manor	Elyria, OH	13,049		1,053	22,068	20,405
Pine Ridge/Pine Manor	Carlisle, PA	0		38	198	11,671
Pine Valley	Apollo, PA	0		670	1,337	15,925
Pleasant View	Bloomsburg, PA		(4)	282	2,175	3,620
Port Royal	Belle Vernon, PA	0		150	2,492	19,417
Redbud Estates	Anderson, IN	12,145	(7)	1,739	15,091	8,726
River Valley	Marion, OH	0		236	785	10,636
Rolling Hills Estates	Carlisle, PA		(1)	301	1,419	3,628
Rostraver Estates	Belle Vernon, PA		(5)	814	2,204	2,983
Saddle Creek	Dothan, AL	0		713	3,165	1,334
Sandy Valley	Magnolia, OH	0		270	1,941	16,815
Shady Hills	Nashville, TN	4,320		337	3,379	5,708
Somerset/Whispering	Somerset, PA		(1)	1,485	2,050	10,517

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Southern Terrace	Columbiana, OH		$(2)	$63	$3,387	$897
Southwind	Jackson, NJ	20,936	(8)	100	603	3,507
Spreading Oaks	Athens, OH	0		67	1,327	5,291
Springfield Meadows	Springfield, OH	0		1,230	3,093	3,207
Suburban Estates	Greensburg, PA	4,868		299	5,837	6,071
Summit Estates	Ravenna, OH		(1)	198	2,779	5,477
Summit Village	Marion, IN	0		522	2,821	5,080
Sunny Acres	Somerset, PA	5,419		287	6,114	4,550
Sunnyside	Eagleville, PA	0		450	2,674	1,157
Trailmont	Goodlettsville, TN	2,880		411	1,867	4,207
Twin Oaks	Olmsted Falls, OH	5,553		823	3,527	2,456
Twin Pines	Goshen, IN	57,743	(2)	650	6,307	7,347
Valley High	Ruffs Dale, PA		(5)	284	2,267	2,682
Valley Hills	Ravenna, OH	3,005		996	6,542	12,851
Valley Stream	Mountaintop, PA	0		323	3,191	1,323
Valley View HB	Honey Brook, PA		(2)	1,380	5,348	5,460
Valley View I	Ephrata, PA		(3)	191	4,359	1,251
Valley View II	Ephrata, PA		(3)	72	1,746	92
Voyager Estates	West Newton, PA		(1)	742	3,143	7,624
Waterfalls	Hamburg, NY	4,096		424	3,812	7,353
Wayside	Bellefontaine, OH		(1)	196	1,080	3,625
Weatherly Estates	Lebanon, TN	7,028		1,184	4,034	4,430
Wellington Estates	Export, PA	0		896	6,179	8,463
Wood Valley	Caledonia, OH	0		260	1,753	7,827
Woodland Manor	West Monroe, NY		(1)	77	841	6,682
Woodlawn	Eatontown, NJ		(8)	157	281	2,531
Woods Edge	West Lafayette, IN	4,973		1,808	13,321	14,137
Worthington Arms	Lewis Center, OH	8,147		437	12,706	8,825
Youngstown Estates	Youngstown, NY	0		269	1,606	1,963
		$501,135		$73,440	$587,633	$866,406

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/23
			Site, Land
			& Building
			Improvements and Rental		Accumulated
Name	Location	Land	Homes	Total	Depreciation

Allentown	Memphis, TN	$1,500	$23,878	$25,378	$(8,684)
Arbor Estates	Doylestown, PA	2,650	11,820	14,470	(3,935)
Auburn Estates	Orrville, OH	114	2,607	2,721	(685)
Bayshore Estates	Sandusky, OH	562	14,942	15,504	(1,153)
Birchwood Farms	Birch Run, MI	70	7,737	7,807	(2,379)
Boardwalk	Elkhart, IN	1,796	5,178	6,974	(1,237)
Broadmore Estates	Goshen, IN	1,120	25,260	26,380	(8,568)
Brookside	Berwick, PA	372	9,582	9,954	(3,197)
Brookview	Greenfield Ctr, NY	123	14,416	14,539	(4,466)
Camelot Village	Anderson, IN	828	5,481	6,309	(689)
Camelot Woods	Altoona, PA	766	6,310	7,076	(599)
Candlewick Court	Owosso, MI	159	16,215	16,374	(4,475)
Carsons	Chambersburg, PA	176	5,863	6,039	(1,622)
Catalina	Middletown, OH	1,008	30,932	31,940	(7,427)
Cedarcrest	Vineland, NJ	408	5,785	6,193	(3,431)
Center Manor	Monaca, PA	201	6,079	6,280	(396)
Chambersburg	Chambersburg, PA	118	4,681	4,799	(1,270)
Chelsea	Sayre, PA	124	4,810	4,934	(1,445)
Cinnamon Woods	Conowingo, MD	1,884	3,425	5,309	(683)
City View	Lewistown, PA	137	2,368	2,505	(785)
Clinton	Tiffin, OH	142	3,855	3,997	(1,591)
Collingwood	Horseheads, NY	196	6,819	7,015	(1,850)
Colonial Heights	Wintersville, OH	67	11,109	11,176	(3,158)
Countryside Estates	Muncie, IN	174	10,182	10,356	(2,579)
Countryside Estates	Ravenna, OH	205	9,696	9,901	(2,716)
Countryside Village	Columbia, TN	609	26,420	27,029	(7,467)
Cranberry	Cranberry Twp, PA	182	6,420	6,602	(3,830)
Crestview	Athens, PA	362	5,610	5,972	(1,641)
Cross Keys	Duncansville, PA	61	5,733	5,794	(2,211)
Crossroads Village	Mount Pleasant, PA	183	1,633	1,816	(406)
D&R Village	Clifton Park, NY	392	4,672	5,064	(2,548)
Dallas Mobile Home	Toronto, OH	276	7,148	7,424	(1,757)
Deer Meadows	New Springfield, OH	226	7,378	7,604	(1,835)
Deer Run	Dothan, AL	301	16,636	16,937	(1,056)
Evergreen Estates	Lodi, OH	119	1,804	1,923	(564)
Evergreen Manor	Bedford, OH	49	4,049	4,098	(1,242)
Evergreen Village	Mantua, OH	105	4,058	4,163	(823)
Fairview Manor	Millville, NJ	2,535	10,744	13,279	(6,849)
Fifty-One Estates	Elizabeth, PA	1,330	9,537	10,867	(1,318)
Fohl Village	Canton, OH	1,023	18,668	19,691	(777)
Forest Creek	Elkhart, IN	440	10,284	10,724	(4,097)
Forest Park	Cranberry Twp, PA	75	12,362	12,437	(5,204)
Fox Chapel Village	Cheswick, PA	372	9,403	9,775	(1,563)
Frieden Manor	Schuylkill Haven, PA	1,420	11,203	12,623	(3,446)
Friendly Village	Perrysburg, OH	1,266	40,518	41,784	(4,836)
Garden View Estates	Orangeburg, SC	158	7,209	7,367	(336)
Green Acres	Chambersburg, PA	63	767	830	(269)
Gregory Courts	Honey Brook, PA	370	2,569	2,939	(907)
Hayden Heights	Dublin, OH	248	3,505	3,753	(1,036)
Heather Highlands	Inkerman, PA	573	19,509	20,082	(8,176)
Hidden Creek	Erie, MI	618	28,885	29,503	(1,249)
High View Acres	Export, PA	825	5,278	6,103	(1,099)
Highland	Elkhart, IN	510	14,299	14,809	(5,221)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/23
			Site, Land
			& Building
			Improvements and Rental		Accumulated
Name	Location	Land	Homes	Total	Depreciation

Highland Estates	Kutztown, PA	$404	$14,132	$14,536	$(8,937)
Hillcrest Crossing	Lower Burrell, PA	961	13,636	14,597	(2,236)
Hillcrest Estates	Marysville, OH	1,277	9,188	10,465	(1,796)
Hillside Estates	Greensburg, PA	484	6,762	7,246	(1,912)
Holiday Village	Nashville, TN	1,632	23,099	24,731	(5,295)
Holiday Village	Elkhart, IN	491	26,475	26,966	(6,878)
Holly Acres	Erie, PA	194	5,078	5,272	(1,466)
Hudson Estates	Peninsula, OH	141	10,252	10,393	(2,967)
Huntingdon Pointe	Tarrs, PA	399	3,830	4,229	(740)
Independence Park	Clinton, PA	686	9,695	10,381	(2,161)
Iris Winds	Sumter, SC	122	12,450	12,572	(826)
Kinnebrook	Monticello, NY	509	16,291	16,800	(7,835)
Lake Erie Estates	Fredonia, NY	140	8,421	8,561	(918)
Lake Sherman	Navarre, OH	290	18,255	18,545	(7,174)
Lakeview Meadows	Lakeview, OH	726	5,617	6,343	(742)
Laurel Woods	Cresson, PA	433	10,472	10,905	(3,772)
Little Chippewa	Orrville, OH	113	3,946	4,059	(1,062)
Mandell Trails	Butler, PA	2,537	6,212	8,749	(307)
Maple Manor	Taylor, PA	674	19,429	20,103	(6,798)
Marysville Estates	Marysville, OH	818	17,248	18,066	(2,780)
Meadowood	New Middletown, OH	152	9,911	10,063	(2,789)
Meadows	Nappanee, IN	549	19,503	20,052	(4,824)
Meadows of Perrysburg	Perrysburg, OH	4,500	7,419	11,919	(1,176)
Melrose Village	Wooster, OH	767	15,087	15,854	(3,969)
Melrose West	Wooster, OH	94	1,192	1,286	(412)
Memphis Blues	Memphis, TN	336	18,249	18,585	(4,235)
Mighty Oak	Albany, GA	234	3,844	4,078	(129)
Monroe Valley	Jonestown, PA	114	1,799	1,913	(611)
Moosic Heights	Avoca, PA	330	9,111	9,441	(2,860)
Mount Pleasant Village	Mount Pleasant, PA	280	5,347	5,627	(1,302)
Mountaintop	Narvon, PA	249	3,623	3,872	(1,017)
New Colony	West Mifflin, PA	448	7,277	7,725	(975)
Northtowne Meadows	Erie, MI	1,311	30,537	31,848	(4,880)
Oak Ridge	Elkhart, IN	500	11,818	12,318	(4,219)
Oak Tree	Jackson, NJ	1,150	22,231	23,381	(872)
Oakwood Lake	Tunkhannock, PA	379	4,843	5,222	(1,348)
Olmsted Falls	Olmsted Falls, OH	569	5,936	6,505	(1,878)
Oxford	West Grove, PA	155	4,025	4,180	(2,501)
Parke Place	Elkhart, IN	4,317	17,965	22,282	(4,920)
Perrysburg Estates	Perrysburg, OH	407	10,996	11,403	(1,763)
Pikewood Manor	Elyria, OH	1,071	42,455	43,526	(6,779)
Pine Ridge/Pine Manor	Carlisle, PA	145	11,762	11,907	(5,496)
Pine Valley	Apollo, PA	732	17,200	17,932	(4,712)
Pleasant View	Bloomsburg, PA	307	5,770	6,077	(1,769)
Port Royal	Belle Vernon, PA	505	21,554	22,059	(9,878)
Redbud Estates	Anderson, IN	1,753	23,803	25,556	(4,020)
River Valley	Marion, OH	236	11,421	11,657	(5,079)
Rolling Hills Estates	Carlisle, PA	517	4,831	5,348	(1,381)
Rostraver Estates	Belle Veron, PA	814	5,187	6,001	(1,509)
Saddle Creek	Dothan, AL	718	4,494	5,212	(230)
Sandy Valley	Magnolia, OH	270	18,756	19,026	(7,088)
Shady Hills	Nashville, TN	337	9,087	9,424	(3,147)
Somerset/Whispering	Somerset, PA	1,489	12,563	14,052	(5,687)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/23
			Site, Land
			& Building
			Improvements and Rental		Accumulated
Name	Location	Land	Homes	Total	Depreciation

Southern Terrace	Columbiana, OH	$63	$4,284	$4,347	$(1,610)
Southwind	Jackson, NJ	100	4,110	4,210	(2,467)
Spreading Oaks	Athens, OH	67	6,618	6,685	(2,822)
Springfield Meadows	Springfield, OH	1,230	6,300	7,530	(1,224)
Suburban Estates	Greensburg, PA	299	11,908	12,207	(4,268)
Summit Estates	Ravenna, OH	198	8,256	8,454	(2,280)
Summit Village	Marion, IN	522	7,901	8,423	(2,061)
Sunny Acres	Somerset, PA	287	10,664	10,951	(3,940)
Sunnyside	Eagleville, PA	662	3,619	4,281	(1,253)
Trailmont	Goodlettsville, TN	411	6,074	6,485	(2,050)
Twin Oaks	Olmsted Falls, OH	998	5,808	6,806	(2,172)
Twin Pines	Goshen, IN	650	13,654	14,304	(4,505)
Valley High	Ruffs Dale, PA	284	4,949	5,233	(1,409)
Valley Hills	Ravenna, OH	996	19,393	20,389	(5,160)
Valley Stream	Mountaintop, PA	323	4,514	4,837	(1,218)
Valley View HB	Honey Brook, PA	1,380	10,808	12,188	(3,406)
Valley View I	Ephrata, PA	280	5,521	5,801	(2,161)
Valley View II	Ephrata, PA	72	1,838	1,910	(737)
Voyager Estates	West Newton, PA	742	10,767	11,509	(2,179)
Waterfalls	Hamburg, NY	424	11,165	11,589	(5,658)
Wayside	Bellefontaine, OH	538	4,363	4,901	(733)
Weatherly Estates	Lebanon, TN	1,184	8,464	9,648	(4,613)
Wellington Estates	Export, PA	896	14,642	15,538	(2,575)
Wood Valley	Caledonia, OH	260	9,580	9,840	(4,208)
Woodland Manor	West Monroe, NY	77	7,523	7,600	(2,290)
Woodlawn	Eatontown, NJ	135	2,834	2,969	(1,174)
Woods Edge	West Lafayette, IN	1,808	27,458	29,266	(6,578)
Worthington Arms	Lewis Center, OH	437	21,531	21,968	(5,289)
Youngstown Estates	Youngstown, NY	269	3,569	3,838	(1,040)
		$83,949	$1,443,530	$1,527,479	$(391,920)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Arbor Estates	Doylestown, PA	1959	2013	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Bayshore Estates	Sandusky, OH	1969	2021	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Boardwalk	Elkhart, IN	1995-1996	2017	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview	Greenfield Ctr, NY	prior to 1970	1977	5 to 27.5
Camelot Village	Anderson, IN	1998	2018	5 to 27.5
Camelot Woods	Altoona, PA	1999	2020	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedarcrest	Vineland, NJ	1973	1986	5 to 27.5
Center Manor	Monaca, PA	1957	2022	5 to 27.5
Chambersburg	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
Cinnamon Woods	Conowingo, MD	2005	2017	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton	Tiffin, OH	1968/1987	2011	5 to 27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry	Cranberry Twp, PA	1974	1986	5 to 27.5
Crestview	Athens, PA	1964	2012	5 to 27.5
Cross Keys	Duncansville, PA	1961	1979	5 to 27.5
Crossroads Village	Mount Pleasant, PA	1955/2004	2017	5 to 27.5
D&R Village	Clifton Park, NY	1972	1978	5 to 27.5
Dallas Mobile Home	Toronto, OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield, OH	1973	2014	5 to 27.5
Deer Run	Dothan, AL	1960	2021	5 to 27.5
Evergreen Estates	Lodi, OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Fifty-One Estates	Elizabeth, PA	1970’s	2019	5 to 27.5
Fohl Village	Canton, OH	1972	2022	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park	Cranberry Twp, PA	prior to 1980	1982	5 to 27.5
Fox Chapel Village	Cheswick, PA	1975	2017	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Friendly Village	Perrysburg, OH	1970	2019	5 to 27.5
Garden View Estates	Orangeburg, SC	1962	2022	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	5 to 27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin, OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
Hidden Creek	Erie, MI	1993	2022	5 to 27.5
High View Acres	Export, PA	1984	2017	5 to 27.5
Highland	Elkhart, IN	1969	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillcrest Crossing	Lower Burrell, PA	1971	2017	5 to 27.5
Hillcrest Estates	Marysville, OH	1995	2017	5 to 27.5
Hillside Estates	Greensburg, PA	1980	2014	5 to 27.5
Holiday Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5
Independence Park	Clinton, PA	1987	2014	5 to 27.5
Iris Winds	Sumter, SC	1972	2021	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Erie Estates	Fredonia, NY	1965-1975	2020	5 to 27.5
Lake Sherman	Navarre, OH	prior to 1980	1987	5 to 27.5
Lakeview Meadows	Lakeview, OH	1995	2016	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Mandell Trails	Butler, PA	1969	2022	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
Marysville Estates	Marysville, OH	1960s to 2015	2017	5 to 27.5
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Meadows of Perrysburg	Perrysburg, OH	1998	2018	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	5 to 27.5
Memphis Blues	Memphis, TN	1955	1985	5 to 27.5
Mighty Oak	Albany, GA	2023	2023	5 to 27.5
Monroe Valley	Jonestown, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mount Pleasant Village	Mount Pleasant, PA	1977-1986	2017	5 to 27.5
Mountaintop	Narvon, PA	1972	2012	5 to 27.5
New Colony	West Mifflin, PA	1975	2019	5 to 27.5
Northtowne Meadows	Erie, MI	1988, 1995, 1999	2019	5 to 27.5
Oak Ridge	Elkhart, IN	1990	2013	5 to 27.5
Oak Tree	Jackson, NJ	1958	2022	5 to 27.5
Oakwood Lake	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Falls, OH	1953/1970	2012	5 to 27.5
Oxford	West Grove, PA	1971	1974	5 to 27.5
Parke Place	Elkhart, IN	1995-1996	2017	5 to 27.5
Perrysburg Estates	Perrysburg, OH	1972	2018	5 to 27.5
Pikewood Manor	Elyria, OH	1962	2018	5 to 27.5
Pine Ridge/Pine Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View	Bloomsburg, PA	1960’s	2010	5 to 27.5
Port Royal	Belle Vernon, PA	1973	1983	5 to 27.5
Redbud Estates	Anderson, IN	1966/1998/2003	2018	5 to 27.5
River Valley	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Vernon, PA	1970	2014	5 to 27.5
Saddle Creek	Dothan, AL	1972	2022	5 to 27.5
Sandy Valley	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	5 to 27.5
Southern Terrace	Columbiana, OH	1983	2012	5 to 27.5
Southwind	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks	Athens, OH	prior to 1980	1996	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Springfield Meadows	Springfield, OH	1970	2016	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Summit Village	Marion, IN	2000	2018	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks	Olmsted Falls, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5
Valley High	Ruffs Dale, PA	1974	2014	5 to 27.5
Valley Hills	Ravenna, OH	1960-1970	2014	5 to 27.5
Valley Stream	Mountaintop, PA	1970	2015	5 to 27.5
Valley View HB	Honey Brook, PA	1970	2013	5 to 27.5
Valley View I	Ephrata, PA	1961	2012	5 to 27.5
Valley View II	Ephrata, PA	1999	2012	5 to 27.5
Voyager Estates	West Newton, PA	1968	2015	5 to 27.5
Waterfalls	Hamburg, NY	prior to 1980	1997	5 to 27.5
Wayside	Bellefontaine, OH	1960	2016	5 to 27.5
Weatherly Estates	Lebanon, TN	1997	2006	5 to 27.5
Wellington Estates	Export, PA	1970/1996	2017	5 to 27.5
Wood Valley	Caledonia, OH	prior to 1980	1996	5 to 27.5
Woodland Manor	West Monroe, NY	prior to 1980	2003	5 to 27.5
Woodlawn	Eatontown, NJ	1964	1978	5 to 27.5
Woods Edge	West Lafayette, IN	1974	2015	5 to 27.5
Worthington Arms	Lewis Center, OH	1968	2015	5 to 27.5
Youngstown Estates	Youngstown, NY	1963	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(1)	Represents one mortgage payable secured by twenty-eight properties and one mortgage payable secured by the rental homes therein.

(2)	Represents one mortgage payable secured by eight properties.

(3)	Represents one mortgage payable secured by six properties.

(4)	Represents one mortgage payable secured by four properties and one mortgage payable secured by the rental homes therein.

(5)	Represents one mortgage payable secured by four properties.

(6)	Represents one mortgage payable secured by two properties.

(7)	Represents one mortgage payable secured by two properties.

(8)	Represents one mortgage payable secured by two properties.

(9)	Reconciliation

	/———-FIXED ASSETS————/ (in thousands)
	12/31/23	12/31/22	12/31/21
Balance – Beginning of Year	$1,379,527	$1,198,104	$1,100,256

Additions:
Acquisitions	3,650	85,553	8,546
Improvements	151,495	108,544	94,213
Total Additions	155,145	194,097	102,759

Deletions	(7,193)	(12,674)	(4,911)

Balance – End of Year	$1,527,479	$1,379,527	$1,198,104

	/——ACCUMULATED DEPRECIATION——/ (in thousands)
	12/31/23	12/31/22	12/31/21
Balance – Beginning of Year	$340,776	$295,740	$254,369

Additions:
Depreciation	53,685	46,650	43,064
Total Additions	53,685	46,650	43,064

Deletions	(2,541)	(1,614)	(1,693)

Balance – End of Year	$391,920	$340,776	$295,740

(10)	The aggregate cost for Federal tax purposes approximates historical cost.

-110-