Form 10-Q
period 2024-03-31
UMH PROPERTIES, INC.
filed 2024-05-02
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of May 1, 2024
Common Stock, $0.10 par value per share	70,404,159

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(in thousands except per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
- ASSETS -
Investment Property and Equipment
Land	$86,497	$86,497
Site and Land Improvements	900,966	896,568
Buildings and Improvements	39,709	39,506
Rental Homes and Accessories	527,229	516,470
Total Investment Property	1,554,401	1,539,041
Equipment and Vehicles	29,560	29,126
Total Investment Property and Equipment	1,583,961	1,568,167
Accumulated Depreciation	(430,020)	(416,309)
Net Investment Property and Equipment	1,153,941	1,151,858

Other Assets
Cash and Cash Equivalents	39,865	57,320
Marketable Securities at Fair Value	29,143	34,506
Inventory of Manufactured Homes	29,219	32,940
Notes and Other Receivables, net	82,772	81,071
Prepaid Expenses and Other Assets	14,508	11,729
Land Development Costs	42,075	33,302
Investment in Joint Venture	24,916	24,851
Total Other Assets	262,498	275,719

TOTAL ASSETS	$1,416,439	$1,427,577

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(in thousands except per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$493,767	$496,483

Other Liabilities:
Accounts Payable	5,754	6,106
Loans Payable, net of unamortized debt issuance costs	77,547	93,479
Series A Bonds, net of unamortized debt issuance costs	100,267	100,055
Accrued Liabilities and Deposits	12,221	15,117
Tenant Security Deposits	9,726	9,543
Total Other Liabilities	205,515	224,300
Total Liabilities	699,282	720,783

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 13,700 shares authorized as of March 31, 2024 and December 31, 2023; 11,801 and 11,607 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	295,035	290,180
Common Stock - $0.10 par value per share, 153,714 shares authorized as of March 31, 2024 and December 31, 2023; 70,153 and 67,978 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7,015	6,798
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	0	0
Additional Paid-In Capital	438,431	433,106
Accumulated Deficit	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	715,117	704,720
Non-Controlling Interest in Consolidated Subsidiaries	2,040	2,074
Total Shareholders’ Equity	717,157	706,794

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,416,439	$1,427,577

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(in thousands except per share amounts)

	THREE MONTHS ENDED
	March 31, 2024	March 31, 2023

INCOME:
Rental and Related Income	$50,329	$45,305
Sales of Manufactured Homes	7,351	7,302
Total Income	57,680	52,607

EXPENSES:
Community Operating Expenses	21,097	20,088
Cost of Sales of Manufactured Homes	5,556	4,985
Selling Expenses	1,646	1,812
General and Administrative Expenses	5,368	4,982
Depreciation Expense	14,741	13,373
Total Expenses	48,408	45,240

OTHER INCOME (EXPENSE):
Interest Income	1,567	1,138
Dividend Income	360	706
Loss on Sales of Marketable Securities, net	0	(42)
Decrease in Fair Value of Marketable Securities	(5,369)	(2,395)
Other Income	159	328
Loss on Investment in Joint Venture	(137)	(305)
Interest Expense	(7,474)	(8,330)
Total Other Income (Expense)	(10,894)	(8,900)

Loss before Gain (Loss) on Sales of Investment Property and Equipment	(1,622)	(1,533)
Gain (Loss) on Sales of Investment Property and Equipment	(3)	32
Net Loss	(1,625)	(1,501)
Preferred Dividends	(4,673)	(3,836)
Loss Attributable to Non-Controlling Interest	34	40
Net Loss Attributable to Common Shareholders	$(6,264)	$(5,297)

Net Loss Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.09)	$(0.09)

Weighted Average Common Shares Outstanding:

Basic and Diluted	69,130	59,085

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2023	67,978	$6,798	$290,180

Common Stock Issued with the DRIP	168	16	0
Common Stock Issued through Restricted Stock Awards	481	48	0
Common Stock Issued through Stock Options	179	18	0
Common Stock Issued in connection with At-The-Market Offerings, net	1,347	135	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	4,855
Distributions	0	0	0
Stock Compensation	0	0	0
Net Loss	0	0	0

Balance March 31, 2024	70,153	$7,015	$295,035

Balance December 31, 2022	57,595	$5,760	$225,379

Common Stock Issued with the DRIP	164	15	0
Common Stock Issued through Restricted Stock Awards	140	14	0
Common Stock Issued through Stock Options	14	1	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,071	208	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	21,858
Distributions	0	0	0
Stock Compensation	0	0	0
Net Loss	0	0	0

Balance March 31, 2023	59,984	$5,998	$247,237

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2023	$433,106	$(25,364)	$2,074	$706,794

Common Stock Issued with the DRIP	2,455	0	0	2,471
Common Stock Issued through Restricted Stock Awards	(48)	0	0	0
Common Stock Issued through Stock Options	1,748	0	0	1,766
Common Stock Issued in connection with At-The-Market Offerings, net	20,260	0	0	20,395
Preferred Stock Issued in connection with At-The-Market Offerings, net	(456)	0	0	4,399
Distributions	(20,479)	1,591	0	(18,888)
Stock Compensation	1,845	0	0	1,845
Net Loss	0	(1,591)	(34)	(1,625)

Balance March 31, 2024	$438,431	$(25,364)	$2,040	$717,157

Balance December 31, 2022	$343,189	$(25,364)	$2,232	$551,196

Common Stock Issued with the DRIP	2,502	0	0	2,517
Common Stock Issued through Restricted Stock Awards	(14)	0	0	0
Common Stock Issued through Stock Options	136	0	0	137
Common Stock Issued in connection with At-The-Market Offerings, net	34,080	0	0	34,288
Preferred Stock Issued in connection with At-The-Market Offerings, net	(2,567)	0	0	19,291
Distributions	(17,523)	1,461	0	(16,062)
Stock Compensation	1,528	0	0	1,528
Net Loss	0	(1,461)	(40)	(1,501)

Balance March 31, 2023	$361,331	$(25,364)	$2,192	$591,394

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(in thousands)

	THREE MONTHS ENDED
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,625)	$(1,501)
Non-Cash items included in Net Loss:
Depreciation	14,741	13,373
Amortization of Financing Costs	556	518
Stock Compensation Expense	1,354	1,528
Provision for Uncollectible Notes and Other Receivables	463	358
Loss on Sales of Marketable Securities, net	0	42
Decrease in Fair Value of Marketable Securities	5,369	2,395
(Gain) Loss on Sales of Investment Property and Equipment	3	(32)
Loss on Investment in Joint Venture	244	349
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	3,721	126
Notes and Other Receivables, net of notes acquired with acquisitions	(2,164)	(3,232)
Prepaid Expenses and Other Assets	(549)	3,606
Accounts Payable	(352)	(367)
Accrued Liabilities and Deposits	(2,896)	(4,111)
Tenant Security Deposits	183	237
Net Cash Provided by Operating Activities	19,048	13,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	0	(3,679)
Purchase of Investment Property and Equipment	(17,861)	(26,767)
Proceeds from Sales of Investment Property and Equipment	1,034	632
Additions to Land Development Costs	(8,282)	(5,493)
Purchase of Marketable Securities	(6)	(6)
Proceeds from Sales of Marketable Securities	0	462
Investment in Joint Venture	(309)	(5,693)
Net Cash Used in Investing Activities	(25,424)	(40,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds (Payments) from Short-Term Borrowings	(16,044)	37,984
Principal Payments of Mortgages and Loans	(2,946)	(48,214)
Financing Costs on Debt	(2)	(501)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	4,399	19,291
Proceeds from At-The-Market Common Equity Program, net of offering costs	20,395	34,288
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	1,759	1,862
Proceeds from Exercise of Stock Options	1,766	137
Preferred Dividends Paid	(4,673)	(3,836)
Common Dividends Paid, net of dividend reinvestments	(13,503)	(11,571)
Net Cash Provided by (Used in) Financing Activities	(8,849)	29,440
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(15,225)	2,185
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	64,437	40,876
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$49,212	$43,061

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 136 manufactured home communities containing approximately 25,800 developed homesites, including the Countryside Village expansion (Duck River Estates) in Tennessee, which is now considered a separate community, and two communities acquired through the Company’s qualified opportunity zone fund (See Note 5). These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina and Georgia. The Company also has an ownership interest in and operates two communities in Florida through its joint venture with Nuveen Real Estate. In November 2023, the Company expanded its joint venture relationship with Nuveen Real Estate and formed a new joint venture entity for the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community, once complete, will contain 113 manufactured home sites situated on approximately 61 acres. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company holds a 77% controlling interest in an opportunity zone fund which it created to acquire, develop and redevelop manufactured housing communities located in areas designated as Qualified Opportunity Zones by the U.S. Treasury Department to encourage long-term investment in economically distressed areas. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries and its qualified opportunity zone fund. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

Investment in Joint Venture

The Company accounts for its investment in entities formed under its joint venture with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company has the ability to exercise significant influence, but not control, over the operating and financial decisions of the joint venture entities. Under the equity method of accounting, the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss is allocated in accordance with the provisions of the operating agreement. The carrying value of the investment in the joint venture is reviewed for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are among the factors that are considered in evaluation of the existence of impairment indicators (See Note 4).

Leases

The Company accounts for its leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

The Company is the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of March 31, 2024, the right-of-use assets and corresponding lease liabilities of $3.2 million are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2024	$373
2025	460
2026	460
2027	257
2028	111
Thereafter	18,475

Total Lease Payments	$20,136

The weighted average remaining lease term for these leases is 162 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	3/31/24	12/31/23	3/31/23	12/31/22

Cash and Cash Equivalents	$39,865	$57,320	$32,858	$29,785
Restricted Cash	9,347	7,117	10,203	11,091
Cash, Cash Equivalents
And Restricted Cash	$49,212	$64,437	$43,061	$40,876

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

Notes Receivables

We account for our receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of March 31, 2024 and December 31, 2023, the Company had notes receivable of $78.9 million and $77.1 million, net of the fair value adjustment of $1.6 million and $1.6 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three months ended March 31, 2024 and 2023, common stock equivalents of 406,000 shares and 682,000 shares, respectively, were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $29.1 million as of March 31, 2024, which represents 1.6% of undepreciated assets (total assets excluding accumulated depreciation). The Company does not intend to increase its investments in this REIT securities portfolio. The REIT securities portfolio provides the Company with additional diversification, liquidity and income.

As of March 31, 2024, the Company had total net unrealized losses of $45.1 million in its REIT securities portfolio. For the three months ended March 31, 2024, the Company recorded a $5.4 million decrease in the fair value of these marketable securities. The Company held eleven securities that had unrealized losses as of March 31, 2024.

NOTE 4- INVESTMENT IN JOINT VENTURE

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

NOTE 5 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the Monmouth Real Estate Investment Corp. (“MREIC”) merger, in the UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. As of March 31, 2024, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company.

NOTE 6 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Loans Payable

The following is a summary of our loans payable as of March 31, 2024 and December 31, 2023 (in thousands):

	3/31/2024			12/31/2023
	Amount		Rate	Amount	Rate

Margin Loan	(1)	$-0-	N/A	$0	N/A
Unsecured revolving credit facility	(2)	50,000	6.93%	70,000	7.27%
Floorplan inventory financing	(3)	4,116	8.95%	0	N/A
FirstBank rental home loan	(4)	24,522	6.15%	24,683	6.15%
FirstBank rental home line of credit	(5)	0	N/A	0	N/A
Triad rental home loan	(6)	0	N/A	0	N/A
OceanFirst notes receivable financing	(7)	0	N/A	0	N/A
Total Loans Payable		78,638	6.79%	94,683	6.98%
Unamortized debt issuance costs		(1,091)		(1,204)
Loans Payable, net of unamortized debt issuance costs		$77,547	6.89%	$93,479	7.07%

(1)	Collateralized by the Company’s securities portfolio and is due on demand. The Company must maintain a coverage ratio of approximately 2 times.

(2)

Represents an unsecured line of credit facility syndicated with two banks. On April 2, 2024, the Company expanded the borrowing capacity on its unsecured revolving credit facility from $180 million in available borrowings to $260 million in available borrowings (See Note 12). Interest is based on the Company’s overall leverage ratio and is equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.5% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%, and maturity is November 7, 2026.

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

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of March 31, 2024, the Company is in compliance with these covenants.

Under the Deed of Trust, the Company has the right to redeem the 2027 Bonds, in whole or in part, at any time on or after 60 days from February 9, 2022, the date on which the 2027 Bonds were listed for trading on the Tel Aviv Stock Exchange (the “TASE”). Any such voluntary early redemption by the Company will require payment of the applicable early redemption amount calculated in accordance with the Deed of Trust. The Company does not intend to redeem the 2027 Bonds. Upon the occurrence of an event of default or certain other events, including a delisting of the 2027 Bonds by the TASE, the Company may be required to effect an early repayment or redemption of all or a portion of the 2027 Bonds at their par value plus accrued and unpaid interest. The Deed of Trust permits the Company, subject to certain conditions, to issue additional 2027 Bonds without obtaining approval of the holders of the 2027 Bonds.

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

Mortgages Payable

The following is a summary of our mortgages payable as of March 31, 2024 and December 31, 2023 (in thousands):

	3/31/2024		12/31/2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Fixed rate mortgages	$498,188	4.17%	$501,135	4.17%
Unamortized debt issuance costs	(4,421)		(4,652)
Mortgages Payable, net of unamortized debt issuance costs	$493,767	4.21%	$496,483	4.21%

As of March 31, 2024 and December 31, 2023, the weighted average loan maturity of mortgages payable was 5.1 years and 5.3 years, respectively.

NOTE 7 - SHAREHOLDERS’ EQUITY

Common Stock

On March 15, 2024, the Company paid total cash dividends of $14.2 million or $0.205 per share to common shareholders of record as of the close of business on February 15, 2024, of which $712,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On April 1, 2024, the Company announced a $0.01 increase, representing a 4.9% increase, in its quarterly common stock dividend, raising it to $0.215 per share from $0.205 per share, to be paid June 17, 2024 to common shareholders of record as of the close of business on May 15, 2024.

During the three months ended March 31, 2024, the Company received, including dividends reinvested of $712,000, a total of $2.5 million from its DRIP. There were 168,000 shares issued under the DRIP during this period.

On January 10, 2024, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three months ended March 31, 2024, the Company did not repurchase any shares of its Common Stock.

Common Stock At-The-Market Sales Programs

On April 4, 2023, the Company entered into an equity distribution agreement (“2023 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as distribution agents (the “Distribution Agents”) under which the Company was permitted to offer and sell shares of the Company’s common stock, $0.10 par value per share (the “Common Stock”), having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the 2023 Common ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents were not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The 2023 Common ATM Program replaced an earlier similar at-the-market offering that the Company commenced in 2022. The Company began selling shares under the 2023 Common ATM Program in April 2023 and, through March 2024, sold a total of 8.5 million shares of Common Stock under the 2023 Common ATM Program for an aggregate sale price of $132.2 million. For the three months ended March 31, 2024, 1.2 million shares of Common Stock were issued and sold under the 2023 Common ATM Program at a weighted average price of $15.37 per share, generating gross proceeds of $19.1 million and net proceeds of $18.9 million, after offering expenses.

On March 12, 2024, the Company terminated the use of the 2023 Common ATM Program and entered into a new equity distribution agreement (“2024 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as Distribution Agents under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the 2024 Common ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The Company began selling shares under the 2024 Common ATM Program on March 13, 2024 and through March 31, 2024, 99,000 shares of Common Stock were issued and sold at a weighted average price of $15.82 per share, generating gross proceeds of $1.6 million and net proceeds of $1.5 million, after offering expenses.

Under both the 2023 Common ATM Program and the 2024 Common ATM Program, for the three months ended March 31, 2024, a total of 1.3 million shares of Common Stock were issued and sold at a weighted average price of $15.40 per share, generating gross proceeds of $20.7 million and net proceeds of $20.4 million, after offering expenses.

As of March 31, 2024, $148.4 million of common stock remained eligible for sale under the 2024 Common ATM Program.

6.375% Series D Cumulative Redeemable Preferred Stock

On March 15, 2024, the Company paid $4.7 million in dividends or $0.3984375 per share for the period from December 1, 2023 through February 29, 2024 to holders of record as of the close of business on February 15, 2024 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On April 1, 2024, the Company declared a dividend of $0.3984375 per share for the period from March 1, 2024 through May 31, 2024 to be paid on June 17, 2024 to Series D Preferred shareholders of record as of the close of business on May 15, 2024.

Preferred Stock At-The-Market Sales Program

On January 10, 2023, the Company entered into an At Market Issuance Sales Agreement (“2023 Preferred ATM Program”) with B. Riley. Under the 2023 Preferred ATM Program, the Company may offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, with a liquidation preference of $25.00 per share (the “Series D Preferred Stock”), having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. For the three months ended March 31, 2024, the Company issued and sold 194,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.01 per share, generating gross proceeds of $4.5 million and net proceeds of $4.4 million, after offering expenses.

As of March 31, 2024, $41.6 million in shares of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

NOTE 8 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.8 million , of which $491,000 were capitalized, have been recognized for the three months ended March 31, 2024. Compensation costs of $1.5 million have been recognized for the three months ended March 31, 2023.

On January 10, 2024, the Company awarded a total of 26,000 shares of restricted stock to six employees under the Company’s 2023 Equity Incentive Award Plan (the “2023 Plan”). The grant date fair value of these restricted stock grants was $411,000. These grants vest ratably over 5 years.

On January 10, 2024, the Company awarded a total of 8,613 shares of common stock to nine members of our Board of Directors. The grant date fair value of these awards was $136,000.

On January 10, 2024, the Company granted options to purchase 99,000 shares of common stock to nine members of our Board of Directors under the 2023 Plan. The grant date fair value of these options amounted to approximately $266,000. These grants vest ratably over five years.

On March 26, 2024, the Company awarded a total of 8,694 shares of common stock to nine members of our Board of Directors. The grant date fair value of these awards was $136,000.

On March 26, 2024, the Company awarded a total of 24,275 shares of common stock to four employees, pursuant to their employment agreements. The grant date fair value of these awards was $380,000.

On March 26, 2024, the Company awarded a total of 413,016 shares of restricted stock to four employees, pursuant to their employment agreements. These grants are subject to a combination of both performance-based and time-based metrics. The grant date fair value of these restricted stock grants was $6.5 million. Of these shares, 121,488 shares (time-based) vest ratably over 2 years. The remaining shares (performance-based) vest after 2 years upon achievement of certain corporate and financial metrics.

On March 26, 2024, the Company granted options to purchase 829,500 shares of common stock to sixty employees under the Company’s 2023 Plan. The grant date fair value of these options amounted to approximately $2.3 million. These grants vest ratably over five years. Compensation costs for grants issued to a participant who is of retirement age are recognized at the time of the grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2024:

2024

Dividend yield	5.33%
Expected volatility	27.05%
Risk-free interest rate	4.22%
Expected lives	10
Estimated forfeitures	0

During the three months ended March 31, 2024, eleven participants exercised options to purchase a total of 179,140 shares of common stock at a weighted-average exercise price of $9.86 per share for total proceeds of $1.8 million. The aggregate intrinsic value of options exercised was $1.1 million.

As of March 31, 2024, there were options outstanding to purchase 5.5 million shares, with an aggregate intrinsic value of $9.8 million. There were 775,000 shares available for grant under the 2023 Plan.

NOTE 9 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2024:
Marketable Securities - Preferred stock	$494	$494	$0	$0
Marketable Securities - Common stock	28,649	28,649	0	0
Total	$29,143	$29,143	$0	$0

As of December 31, 2023:
Marketable Securities - Preferred stock	$447	$447	$0	$0
Marketable Securities - Common stock	34,059	34,059	0	0
Total	$34,506	$34,506	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2024, the estimated fair value of fixed rate mortgages payable amounted to $482.7 million and the carrying value of fixed rate mortgages payable amounted to $498.2 million.

NOTE 10 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. This program was terminated on June 22, 2023; however, the Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of March 31, 2024, the total loan balance under this agreement was approximately $2.4 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of March 31, 2024, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $644,000.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of March 31, 2024, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $75.7 million of loans that the Company acquired under the COP Program as of March 31, 2024.

The Company and one of its subsidiaries are parties to a Limited Liability Company Agreement dated as of December 8, 2021 with an affiliate of Nuveen, which governs the initial joint venture entity between the Company and Nuveen. The LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The Company is required to fund 40% of the committed capital and Nuveen is required to fund 60%. All such funding will be on a parity basis. Since the execution of the LLC Agreement, this joint venture entity has acquired two properties. The Company and Nuveen have continued to seek, and are continuing to seek, opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the LLC Agreement entered into in 2021, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis. In 2023, the Company and Nuveen formed a new joint venture entity, governed by a new joint venture agreement, focused on the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres. As with the 2021 LLC Agreement, capital contributions to the joint venture entity formed for this project will be funded 60% by Nuveen and 40% by the Company on a parity basis and the other terms (including restrictions on the Company’s right to acquire manufacturing housing communities that meet the LLC Agreement’s investment guidelines without first offering Nuveen an opportunity to participate in the acquisition) are similar to those set forth in the LLC Agreement entered into in 2021 (See Note 4).

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2024 and 2023 was $7.8 million and $9.1 million, respectively. Interest cost capitalized to land development was $1.1 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company had Dividend Reinvestments of $712,000 and $655,000, respectively, which required no cash transfers.

NOTE 12– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since April 1, 2024, the Company issued and sold an additional 190,000 shares of its Common Stock under the 2024 Common ATM Program at a weighted average price of $15.92 per share, generating net proceeds, after offering expenses, of $3.0 million. As of May 1, 2024, $145.4 million of Common Stock remained eligible for sale under the 2024 Common ATM Program.

Since April 1, 2024, the Company issued and sold an additional 19,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.27 per share, generating net proceeds of $444,000, after offering expenses. As of May 1, 2024, $41.2 million of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

On April 2, 2024, the Company expanded the borrowing capacity on its unsecured revolving credit facility from $180 million in available borrowings to $260 million in available borrowings. The Facility is syndicated with three banks, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A, and Wells Fargo, N.A. as joint arrangers and joint book runners, with Bank of Montreal as administrative agent.

NOTE 13 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2023 and 2024. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions; and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	Three Months Ended
	3/31/24	3/31/23

Rental and Related Income	$50,329	$45,306
Community Operating Expenses	21,097	20,092
Net Loss Attributable to Common Shareholders	(6,264)	(5,312)
Net Loss Attributable to Common Shareholders per Share –
Basic and Diluted	$(0.09)	$(0.09)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

The Company is a Maryland corporation that operates as a self-administered, self-managed REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces on an annual or month-to-month basis to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, S&F, sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. During 2022, the Company also formed an opportunity zone fund to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The Company currently holds a 77% interest in the opportunity zone fund. The Company also has an ownership interest in and operates two communities in Florida through its joint venture relationship with Nuveen Real Estate. In November 2023, the Company expanded its joint venture relationship with Nuveen Real Estate and formed a new joint venture entity for the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community, once complete, will contain 113 manufactured home sites situated on approximately 61 acres.

As of March 31, 2024, the Company owned and operated 136 manufactured home communities containing approximately 25,800 developed homesites, including the Countryside Village expansion (Duck River Estates) in Tennessee, which is now considered a separate community, and two communities acquired through the Company’s opportunity zone fund. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina and Georgia.

The Company is in preliminary discussions with a leading national homebuilder regarding the potential formation of a joint venture to develop approximately 131 acres of undeveloped land adjacent to one of the Company’s existing manufactured home communities in southern New Jersey. If necessary governmental approvals can be obtained, the purpose of the joint venture would be to construct roads, infrastructure and other site improvements on the property and then sell the improved lots to an affiliate of the Company’s joint venture partner, which would construct luxury single family residential homes to sell to purchasers. It is envisioned that the joint venture partner would fully fund the costs of required site improvements and obtaining all approvals. The Company would contribute the real property to the joint venture and receive a percentage of the sale price of each home. If the parties elect to proceed, it is anticipated that the joint venture partner would seek preliminary subdivision and site plan approvals over the next two years and, if these approvals are obtained, the joint venture would then be formally established. Pursuit of this project would be contingent upon execution of definitive documentation setting forth the terms of an agreement between the parties and a 90-day due diligence review period for the benefit of the joint venture partner. There can be no assurance that the Company and its potential joint venture partner will reach agreement or proceed with this arrangement or that required governmental approvals can be obtained.

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

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three months ended March 31, 2024, rental and related income increased 11% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 16%. Same property NOI, which includes communities owned and operated as of January 1, 2023 (excluding Memphis Blues and Duck River Estates), increased 16% for the three months ended March 31, 2024 over the prior year period driven by a 200 basis point increase in occupancy, to 87.5%, and rental rate increase of 4.7%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture arrangement with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Due to high mortgage rates and lack of inventory, the higher cost of buying a home versus renting one is at its most extreme since 1996. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 56 rental homes during the first three months of 2024, net of home sales. This brought the total number of rental homes to approximately 10,000 rental homes, or 38.9% of total sites. Occupied rental homes represented approximately 42.4% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 95.1% as of March 31, 2024. Our manufactured home communities compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates. We anticipate adding approximately 800 rental homes in 2024.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Supplemental Measures

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

The Company’s Community NOI for the three months ended March 31, 2024 and 2023 is calculated as follows (in thousands):

	Three Months Ended
	3/31/24	3/31/23

Rental and Related Income	$50,329	$45,305
Less: Community Operating Expenses	(21,097)	(20,088)
Community NOI	$29,232	$25,217

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the three months ended March 31, 2024 and 2023 are calculated as follows (in thousands):

	Three Months Ended
	3/31/24	3/31/23

Net Loss Attributable to Common Shareholders	$(6,264)	$(5,297)
Depreciation Expense	14,741	13,373
Depreciation Expense from Unconsolidated Joint Venture	197	159
(Gain) Loss on Sales of Investment Property and Equipment	3	(32)
Decrease in Fair Value of Marketable Securities	5,369	2,395
Loss on Sales of Marketable Securities, net	-0-	42
FFO Attributable to Common Shareholders	14,046	10,640

Adjustments:
Amortization of Financing Costs (1)	556	518
Non-Recurring Other Expense (2)	415	562
Normalized FFO Attributable to Common Shareholders (1)	$15,017	$11,720

(1)	Due to the change in sources of capital, amortization expense is expected to become more significant and is therefore included as an adjustment to Normalized FFO for the three months ended March 31, 2024 and 2023.
(2)	Consists of non-recurring expenses for one-time legal fees and fees relating to the OZ Fund ($33), and costs associated with the liquidation/sale of inventory in a particular sales center ($382) for the three months ended March 31, 2024. Consisted of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which were being expensed over the vesting period ($431) and non-recurring expenses for the joint venture with Nuveen ($47), one-time legal fees and fees relating to the OZ Fund ($53), and costs associated with an acquisition that was not completed ($31) for the three months ended March 31, 2023.

The following are the cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	3/31/24	3/31/23

Operating Activities	$19,048	$13,289
Investing Activities	(25,424)	(40,544)
Financing Activities	(8,849)	29,440

Changes In Results Of Operations

Rental and related income increased 11% from $45.3 million for the three months ended March 31, 2023 to $50.3 million for the three months ended March 31, 2024. This increase was due to increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 5% to 6% annually at most communities. Same property occupancy has increased 200 basis points from 85.5% as of March 31, 2023 to 87.5% at March 31, 2024. Occupied rental homes increased 9% from approximately 8,700 homes at March 31, 2023 to 9,500 homes at March 31, 2024.

Community operating expenses increased 5% from $20.1 million for the three months ended March 31, 2023 to $21.1 million for the three months ended March 31, 2024. These increases were due to an increase in payroll costs, real estate taxes, rental home expenses and snow removal.

Community NOI increased 16% from $25.2 million for the three months ended March 31, 2023 to $29.2 million for the three months ended March 31, 2024. These increases were primarily due to increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 44.3% and 41.9% for the three months ended March 31, 2023 and 2024, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased 1% from $7.3 million, or 83 homes, for the three months ended March 31, 2023 to $7.4 million, or 95 homes, for the three months ended March 31, 2024. Cost of sales of manufactured homes amounted to $5.6 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively. The Company closed one sales center during the first quarter of 2024 and is now leasing it to Clayton Homes for a twenty-year term. All of the remaining homes in inventory at the closed sales center were sold to Clayton Homes. Excluding the homes liquidated/sold in this sales center, sales of manufactured homes amounted to $6.4 million, or 88 homes, cost of sales amounted to $4.2 million, and the gross profit percentage was 34% for the three months ended March 31, 2024. The gross profit percentage was 32% for the three months ended March 31, 2023. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.6 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of 11%. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $149,000 or 2% of total sales and $505,000 or 7% of total sales for the three months ended March 31, 2024 and 2023, respectively. Excluding the loss on liquidation/sale of inventory at the closed sales center, the gain from the sales operations, excluding interest on the financing of inventory, amounted to $531,000 or 7% of total sales for the three months ended March 31, 2024. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

Despite an increase in mortgage rates, home prices have continued to rise as fewer sellers are listing homes and inventories decline resulting in the inherent relative affordability of our property type becoming more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses increased 8% from $5.0 million for the three months ended March 31, 2023 to $5.4 million for the three months ended March 31, 2024. General and administrative expenses increased primarily due to an increase in payroll and related personnel cost. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividend and other income) were in-line from the prior year at 9.0% and 9.1% at March 31, 2024 and 2023, respectively.

Depreciation expense increased 10% from $13.4 million for the three months ended March 31, 2023 to $14.7 million for the three months ended March 31, 2024. This increase was primarily due to the increase in rental homes during 2023 and 2024.

Interest income increased 38% from $1.1 million for the three months ended March 31, 2023 to $1.6 million for the three months ended March 31, 2024. This increase was primarily due to an increase in the average balance of notes receivable from $61.1 million at March 31, 2023 to $74.1 million at March 31, 2024. The weighted average interest rate earned on these notes receivable increased 30 basis points and were approximately 7.0% and 6.7% as of March 31, 2024 and 2023, respectively

Dividend income decreased 49% from $706,000 for the three months ended March 31, 2023 to $360,000 for the three months ended March 31, 2024. This decrease was due to reduced dividends as a result of our smaller securities portfolio and dividend cuts. The weighted average yield on our dividends received from our marketable securities investments increased 70 basis points and were approximately 7.2% and 6.5% at March 31, 2024 and 2023, respectively.

The Company recognized a loss on sales of marketable securities of $42,000 for the three months ended March 31, 2023. The decrease in fair value of marketable securities amounted to $5.4 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had total net unrealized losses of $45.1 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, decreased 10% from $8.3 million for the three months ended March 31, 2023 to $7.5 million for the three months ended March 31, 2024. This decrease was due to a decrease in the average balance of mortgages and loans from $657.3 million at March 31, 2023 to $580.6 million at March 31, 2024. In addition, the balance under our floorplan inventory financing revolving lines of credit decreased from approximately $57.1 million as of March 31, 2023 to $4.1 million as of March 31, 2024.

Changes in Financial Condition

Total investment property increased 1% or $15.4 million during the three months ended March 31, 2024. In addition to adding 56 rental homes, net of 49 rental homes sold, to its communities during the most recent quarter, the Company is preparing sites for additional homes to be added during the year. Occupied rentals increased by 158 rental homes from December 31, 2023 to March 31, 2024. The Company’s occupancy rate on its rental homes portfolio increased 110 basis points and was 95.1% at March 31, 2024 as compared to 94.0% at December 31, 2023.

Marketable securities decreased 16% or $5.4 million during the three months ended March 31, 2024 due to the net decrease in fair value.

Mortgages payable, net of unamortized debt issuance costs, decreased 1% or $2.7 million during the three months ended March 31, 2024 due to principal payments.

Loans payable, net of unamortized debt issuance costs, decreased 17% or $15.9 million during the three months ended March 31, 2024. This decrease was due to a decrease of $20 million on our unsecured line of credit offset by an increase of $4.1 million on our revolving lines of credit for the purchase of inventory.

Liquidity and Capital Resources

The Company’s focus is on real estate investments, including investment in rental homes. The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. We anticipate that the liquidity demands of the recent properties acquired will be met by the operations of these acquisitions. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments, the sale of real estate investments, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, and other incurrence of indebtedness, proceeds from the DRIP, and access to the capital markets, including through its Common and Preferred ATM Programs.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, on March 12, 2024, the Company implemented a new 2024 Common ATM Program which allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents. Additionally, subsequent to quarter end, the Company expanded the borrowing capacity on its unsecured revolving credit facility from $180 million in available borrowings to $260 million in available borrowings.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. As part of this plan, we intend to continue to seek opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones. In addition, on behalf of our joint venture with Nuveen Real Estate, we will continue to seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of our joint venture depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

The Company continues to strengthen its capital and liquidity positions. During the three months ended March 31, 2024, the Company issued and sold 1.3 million shares of Common Stock through our Common ATM Programs, at a weighted average price of $15.40 per share, generating gross proceeds of $20.7 million and net proceeds of $20.4 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 190,000 shares of its Common Stock under the 2024 Common ATM Program at a weighted average price of $15.92 per share, generating gross and net proceeds, after offering expenses, of $3.0 million.

In addition, during the three months ended March 31, 2024, the Company issued and sold 194,000 shares of Series D Preferred Stock through our 2023 Preferred ATM Program, at a weighted average price of $23.01 per share, generating gross proceeds of $4.5 million and net proceeds of $4.4 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 19,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.27 per share, generating gross proceeds of $451,000 and net proceeds of $444,000, after offering expenses.

The Company also raised $2.5 million from the issuance of common stock in the DRIP during the three months ended March 31, 2024, which included dividend reinvestments of $712,000. Dividends paid on the common stock for the three months ended March 31, 2024 were $14.2 million, including the $712,000 reinvested. Dividends paid on the Series D Preferred Stock for the three months ended March 31, 2024 totaled $4.7 million.

Net cash provided by operating activities amounted to $19.0 million and $13.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had cash and cash equivalents of $39.9 million, marketable securities of $29.1 million and $130 million available on our credit facility, with an additional $400 million potentially available pursuant to an accordion feature. We also had approximately $139 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $55 million available on our line of credit secured by rental homes and rental homes leases.

The Company owns 136 communities, of which 49 are unencumbered. Except for communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company also holds a 40% equity interest in the entities formed under its joint venture with Nuveen, which owns two newly developed communities that are unencumbered and one community in the process of being developed that is also unencumbered.

As of March 31, 2024, the Company had total assets of $1.4 billion and total liabilities of $669.3 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of March 31, 2024 was approximately 30% and the Company’s net debt, less securities to total market capitalization as of March 31, 2024 was approximately 29%. As of March 31, 2024, the Company had one mortgage totaling $6.6 million due within the next 12 months and eighteen mortgages totaling $85.7 million within the next 18 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain or increase rental rates and occupancy levels;
●	changes in market rates of interest;
●	inflation and increases in costs, including personnel, insurance and the cost of purchasing manufactured homes;
●	our ability to purchase manufactured homes for rental or sale;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are made in a timely manner in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a real estate investment trust for federal income tax purposes;
●	risks and uncertainties related to pandemics or other highly infectious or contagious diseases; and,
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b) Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

Item 6.	Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	May 2, 2024	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 2, 2024	By	/s/ Anna T. Chew
Anna T. Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

