Form 10-Q
period 2024-06-30
UMH PROPERTIES, INC.
filed 2024-08-06
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number 001-12690

UMH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	22-1890929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

Juniper Business Plaza, 3499 Route 9 North, Suite 3-C, Freehold, NJ	07728
(Address of Principal Executive 0ffices)	(Zip Code)

Registrant’s telephone number, including area code (732) 577-9997

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.10 par value	UMH	New York Stock Exchange
6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value	UMH PD	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of August 1, 2024
Common Stock, $0.10 par value per share	73,552,049

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(in thousands except per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
- ASSETS -
Investment Property and Equipment
Land	$87,301	$86,497
Site and Land Improvements	907,400	896,568
Buildings and Improvements	39,749	39,506
Rental Homes and Accessories	539,746	516,470
Total Investment Property	1,574,196	1,539,041
Equipment and Vehicles	30,059	29,126
Total Investment Property and Equipment	1,604,255	1,568,167
Accumulated Depreciation	(443,448)	(416,309)
Net Investment Property and Equipment	1,160,807	1,151,858

Other Assets
Cash and Cash Equivalents	39,457	57,320
Marketable Securities at Fair Value	28,673	34,506
Inventory of Manufactured Homes	31,986	32,940
Notes and Other Receivables, net	85,940	81,071
Prepaid Expenses and Other Assets	15,485	11,729
Land Development Costs	52,736	33,302
Investment in Joint Venture	26,211	24,851
Total Other Assets	280,488	275,719

TOTAL ASSETS	$1,441,295	$1,427,577

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(in thousands except per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$491,030	$496,483

Other Liabilities:
Accounts Payable	5,386	6,106
Loans Payable, net of unamortized debt issuance costs	77,367	93,479
Series A Bonds, net of unamortized debt issuance costs	100,479	100,055
Accrued Liabilities and Deposits	13,145	15,117
Tenant Security Deposits	9,908	9,543
Total Other Liabilities	206,285	224,300
Total Liabilities	697,315	720,783

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 13,700 shares authorized as of June 30, 2024 and December 31, 2023; 11,830 and 11,607 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	295,757	290,180
Common Stock - $0.10 par value per share, 153,714 shares authorized as of June 30, 2024 and December 31, 2023; 72,750 and 67,978 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7,275	6,798
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	0	0
Additional Paid-In Capital	464,330	433,106
Accumulated Deficit	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	741,998	704,720
Non-Controlling Interest in Consolidated Subsidiaries	1,982	2,074
Total Shareholders’ Equity	743,980	706,794

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,441,295	$1,427,577

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024 AND 2023

(in thousands except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

INCOME:
Rental and Related Income	$51,494	$47,063	$101,823	$92,368
Sales of Manufactured Homes	8,834	8,227	16,185	15,529
Total Income	60,328	55,290	118,008	107,897

EXPENSES:
Community Operating Expenses	21,595	20,034	42,692	40,122
Cost of Sales of Manufactured Homes	5,461	5,740	11,017	10,725
Selling Expenses	1,744	1,665	3,390	3,477
General and Administrative Expenses	5,506	5,181	10,874	10,163
Depreciation Expense	15,001	13,751	29,742	27,124
Total Expenses	49,307	46,371	97,715	91,611

OTHER INCOME (EXPENSE):
Interest Income	1,501	1,217	3,068	2,355
Dividend Income	362	531	722	1,237
Loss on Sales of Marketable Securities, net	(3,778)	(1)	(3,778)	(43)
Increase (Decrease) in Fair Value of Marketable Securities	3,338	(2,548)	(2,031)	(4,943)
Other Income	205	288	364	616
Loss on Investment in Joint Venture	(87)	(175)	(224)	(480)
Interest Expense	(7,371)	(8,639)	(14,845)	(16,969)
Total Other Income (Expense)	(5,830)	(9,327)	(16,724)	(18,227)

Income (Loss) before Gain (Loss) on Sales of Investment Property and Equipment	5,191	(408)	3,569	(1,941)
Gain (Loss) on Sales of Investment Property and Equipment	(10)	5	(13)	37
Net Income (Loss)	5,181	(403)	3,556	(1,904)
Preferred Dividends	(4,712)	(4,051)	(9,385)	(7,887)
Loss Attributable to Non-Controlling Interest	58	36	92	76
Net Income (Loss) Attributable to Common Shareholders	$527	$(4,418)	$(5,737)	$(9,715)

Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$0.01	$(0.07)	$(0.08)	$(0.16)

Weighted Average Common Shares Outstanding:
Basic	71,418	61,236	70,291	60,186
Diluted	71,884	61,760	70,700	60,844

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024 AND 2023

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2023	67,978	$6,798	$290,180

Common Stock Issued with the DRIP	168	16	0
Common Stock Issued through Restricted Stock Awards	481	48	0
Common Stock Issued through Stock Options	179	18	0
Common Stock Issued in connection with At-The-Market Offerings, net	1,347	135	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	4,855
Distributions	0	0	0
Stock Compensation	0	0	0
Net Loss	0	0	0

Balance March 31, 2024	70,153	7,015	295,035

Common Stock Issued with the DRIP	172	17	0
Common Stock Issued through Restricted Stock Awards	9	1	0
Common Stock Issued through Stock Options	31	3	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,385	239	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	722
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income	0	0	0

Balance June 30, 2024	72,750	$7,275	$295,757

Balance December 31, 2022	57,595	$5,760	$225,379

Common Stock Issued with the DRIP	164	15	0
Common Stock Issued through Restricted Stock Awards	140	14	0
Common Stock Issued through Stock Options	14	1	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,071	208	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	21,858
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Loss	0	0	0

Balance March 31, 2023	59,984	5,998	247,237

Common Stock Issued with the DRIP	151	15	0
Common Stock Issued through Restricted Stock Awards	8	1	0
Common Stock Issued through Stock Options	42	4	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,887	289	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	17,795
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Loss	0	0	0

Balance June 30, 2023	63,072	$6,307	$265,032

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024 AND 2023

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2023	$433,106	$(25,364)	$2,074	$706,794

Common Stock Issued with the DRIP	2,455	0	0	2,471
Common Stock Issued through Restricted Stock Awards	(48)	0	0	0
Common Stock Issued through Stock Options	1,748	0	0	1,766
Common Stock Issued in connection with At-The-Market Offerings, net	20,260	0	0	20,395
Preferred Stock Issued in connection with At-The-Market Offerings, net	(456)	0	0	4,399
Distributions	(20,479)	1,591	0	(18,888)
Stock Compensation Expense	1,845	0	0	1,845
Net Loss	0	(1,591)	(34)	(1,625)

Balance March 31, 2024	438,431	(25,364)	2,040	717,157

Common Stock Issued with the DRIP	2,548	0	0	2,565
Common Stock Issued through Restricted Stock Awards	(1)	0	0	0
Common Stock Issued through Stock Options	310	0	0	313
Common Stock Issued in connection with At-The-Market Offerings, net	35,844	0	0	36,083
Preferred Stock Issued in connection with At-The-Market Offerings, net	(63)	0	0	659
Distributions	(14,622)	(5,239)	0	(19,861)
Stock Compensation Expense	1,883	0	0	1,883
Net Income	0	5,239	(58)	5,181

Balance June 30, 2024	$464,330	$(25,364)	$1,982	$743,980

Balance December 31, 2022	$343,189	$(25,364)	$2,232	$551,196

Common Stock Issued with the DRIP	2,502	0	0	2,517
Common Stock Issued through Restricted Stock Awards	(14)	0	0	0
Common Stock Issued through Stock Options	136	0	0	137
Common Stock Issued in connection with At-The-Market Offerings, net	34,080	0	0	34,288
Preferred Stock Issued in connection with At-The-Market Offerings, net	(2,567)	0	0	19,291
Distributions	(17,523)	1,461	0	(16,062)
Stock Compensation Expense	1,528	0	0	1,528
Net Loss	0	(1,461)	(40)	(1,501)

Balance March 31, 2023	361,331	(25,364)	2,192	591,394

Common Stock Issued with the DRIP	2,020	0	0	2,035
Common Stock Issued through Restricted Stock Awards	(1)	0	0	0
Common Stock Issued through Stock Options	409	0	0	413
Common Stock Issued in connection with At-The-Market Offerings, net	43,870	0	0	44,159
Preferred Stock Called for Redemption	(2,486)	0	0	15,309
Distributions	(16,878)	367	0	(16,511)
Stock Compensation Expense	1,471	0	0	1,471
Net Loss	0	(367)	(36)	(403)

Balance June 30, 2023	$389,736	$(25,364)	$2,156	$637,867

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2024 AND 2023

(in thousands)

	SIX MONTHS ENDED
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$3,556	$(1,904)
Non-Cash items included in Net Income (Loss):
Depreciation	29,742	27,124
Amortization of Financing Costs	1,163	1,056
Stock Compensation Expense	2,543	2,999
Provision for Uncollectible Notes and Other Receivables	795	797
Loss on Sales of Marketable Securities, net	3,778	43
Decrease in Fair Value of Marketable Securities	2,031	4,943
(Gain) Loss on Sales of Investment Property and Equipment	13	(37)
Loss on Investment in Joint Venture	469	577
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	954	27,414
Notes and Other Receivables, net of notes acquired with acquisitions	(5,664)	(9,017)
Prepaid Expenses and Other Assets	552	1,591
Accounts Payable	(720)	317
Accrued Liabilities and Deposits	(1,972)	(3,534)
Tenant Security Deposits	365	633
Net Cash Provided by Operating Activities	37,605	53,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	-0-	(3,679)
Purchase of Investment Property and Equipment	(41,052)	(74,604)
Proceeds from Sales of Investment Property and Equipment	2,348	1,332
Additions to Land Development Costs	(18,249)	(12,587)
Purchase of Marketable Securities	(12)	(11)
Proceeds from Sales of Marketable Securities	36	502
Investment in Joint Venture	(1,829)	(5,349)
Net Cash Used in Investing Activities	(58,758)	(94,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Payments) Proceeds from Short-Term Borrowings	(15,837)	29,527
Principal Payments of Mortgages and Loans	(5,915)	(64,583)
Financing Costs on Debt	(552)	(814)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	5,058	34,600
Proceeds from At-The-Market Common Equity Program, net of offering costs	56,478	78,447
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	3,503	3,197
Proceeds from Exercise of Stock Options	2,079	550
Preferred Dividends Paid	(9,385)	(7,887)
Common Dividends Paid, net of dividend reinvestments	(27,831)	(23,331)
Net Cash Provided by Financing Activities	7,598	49,706

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(13,555)	8,312
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	64,437	40,876
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$50,882	$49,188

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 136 manufactured home communities containing approximately 25,800 developed homesites, including the Countryside Village expansion (Duck River Estates) in Tennessee, which is now considered a separate community, and two communities acquired through the Company’s qualified opportunity zone fund (See Note 5). These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina and Georgia. The Company also has an ownership interest in and operates two communities in Florida through its joint venture with Nuveen Real Estate. In November 2023, the Company expanded its joint venture relationship with Nuveen Real Estate and formed a new joint venture entity for the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community, once complete, will contain 113 manufactured home sites situated on approximately 61 acres. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company holds a 77% controlling interest in its qualified opportunity zone fund which it created in 2022 to acquire, develop and redevelop manufactured housing communities located in areas designated as Qualified Opportunity Zones by the U.S. Treasury Department to encourage long-term investment in economically distressed areas. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries and its qualified opportunity zone fund. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of June 30, 2024 and December 31, 2023, the right-of-use assets and corresponding lease liabilities of $3.2 million and $3.3 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2024	$230
2025	460
2026	460
2027	257
2028	111
Thereafter	18,503

Total Lease Payments	$20,021

The weighted average remaining lease term for these leases is 163 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	6/30/24	12/31/23	6/30/23	12/31/22

Cash and Cash Equivalents	$39,457	$57,320	$41,484	$29,785
Restricted Cash	11,425	7,117	7,704	11,091
Cash, Cash Equivalents And Restricted Cash	$50,882	$64,437	$49,188	$40,876

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

Notes Receivables

We account for our receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of June 30, 2024 and December 31, 2023, the Company had notes receivable of $81.6 million and $77.1 million, respectively, net of the fair value adjustment of $1.6 million. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

For the three months ended June 30, 2024, common stock equivalents resulting from employee stock options to purchase 4.0 million shares of common stock amounted to 466,000 shares, which were included in the computation of Diluted Net Income per Share. For the six months ended June 30, 2024, common stock equivalents of 409,000 shares were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive. For the three and six months ended June 30, 2023, common stock equivalents of 524,000 shares and 658,000 shares, respectively, were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $28.7 million as of June 30, 2024, which represents 1.5% of undepreciated assets (total assets excluding accumulated depreciation). The Company does not intend to increase its investments in this REIT securities portfolio. The REIT securities portfolio provides the Company with additional diversification, liquidity and income.

As of June 30, 2024, the Company had total net unrealized losses of $41.7 million in its REIT securities portfolio. For the three and six months ended June 30, 2024, the Company recorded an increase of $3.3 million and a decrease of $2.0 million, respectively, in the fair value of these marketable securities. The Company held eight securities that had unrealized losses as of June 30, 2024.

NOTE 4 – INVESTMENT IN JOINT VENTURE

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

NOTE 5 – OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the Monmouth Real Estate Investment Corp. (“MREIC”) merger, in the UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. As of June 30, 2024, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company.

NOTE 6 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Loans Payable

The following is a summary of our loans payable as of June 30, 2024 and December 31, 2023 (in thousands):

	6/30/2024			12/31/2023
	Amount		Rate	Amount	Rate

Margin Loan	(1)	$-0-	N/A	$-0-	N/A
Unsecured revolving credit facility	(2)	50,000	6.94%	70,000	7.27%
Floorplan inventory financing	(3)	4,487	8.89%	-0-	N/A
FirstBank rental home loan	(4)	24,359	6.15%	24,683	6.15%
FirstBank rental home line of credit	(5)	-0-	N/A	-0-	N/A
Triad rental home loan	(6)	-0-	N/A	-0-	N/A
OceanFirst notes receivable financing	(7)	-0-	N/A	-0-	N/A
Total Loans Payable		78,846	6.81%	94,683	6.98%
Unamortized debt issuance costs		(1,479)		(1,204)
Loans Payable, net of unamortized debt issuance costs		$77,367	6.94%	$93,479	7.07%

(1)	Collateralized by the Company’s securities portfolio and is due on demand. The Company must maintain a coverage ratio of approximately 2 times.

(2)	Represents an unsecured revolving credit facility syndicated with three banks, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A, and Wells Fargo, N.A. Total available borrowings under this facility is $260 million.

(3)	Represents revolving credit agreements totaling $108.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank, Northpoint Commercial Finance and Triad Financial Services (“Triad”) to finance inventory purchases. Interest rates on these agreements range from prime minus 0.75% to SOFR plus 4%.

(4)	Represents a term loan secured by rental homes and rental home leases, with a fixed interest rate of 6.15% and a maturity of date of May 10, 2028.

(5)	Represents a $25 million revolving line of credit secured by rental homes and their leases with a 5-year term and a variable interest rate of prime.

(6)	Represents a $30 million revolving line of credit secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.

(7)	Represents a revolving line of credit secured by eligible notes receivable, with an interest rate of prime with a floor of 4.75%.

On April 2, 2024, the Company expanded the borrowing capacity on its unsecured revolving credit facility from $180 million in available borrowings to $260 million in available borrowings. The Facility is syndicated with three banks, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A, and Wells Fargo, N.A. as joint arrangers and joint book runners, with Bank of Montreal as administrative agent. Interest is based on the Company’s overall leverage ratio and is equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.5% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%. The maturity date is November 7, 2026.

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of June 30, 2024, the Company is in compliance with these covenants.

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

Mortgages Payable

The following is a summary of our mortgages payable as of June 30, 2024 and December 31, 2023 (in thousands):

	6/30/2024		12/31/2023
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$495,219	4.17%	$501,135	4.17%
Unamortized debt issuance costs	(4,189)		(4,652)
Mortgages Payable, net of unamortized debt issuance costs	$491,030	4.21%	$496,483	4.21%

As of June 30, 2024 and December 31, 2023, the weighted average loan maturity of mortgages payable was 4.8 years and 5.3 years, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

On April 1, 2024, the Company announced a $0.01 increase, representing a 4.9% increase, in its quarterly common stock dividend, raising it to $0.215 per share from $0.205 per share. Since 2020, we have increased our dividend four times by an aggregate amount of $0.14, representing a 19% increase. The Company’s annual dividend rate on its Common Stock is currently $0.86 per share.

On June 17, 2024, the Company paid total cash dividends of $15.1 million or $0.215 per share to common shareholders of record as of the close of business on May 15, 2024, of which $821,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On July 1, 2024, the Company declared a dividend of $0.215 per share to be paid September 16, 2024 to common shareholders of record as of the close of business on August 15, 2024.

During the six months ended June 30, 2024, the Company received, including dividends reinvested of $1.5 million, a total of $5.0 million from its DRIP. There were 340,000 shares issued under the DRIP during this period.

On January 10, 2024, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three and six months ended June 30, 2024, the Company did not repurchase any shares of its Common Stock.

Common Stock At-The-Market Sales Programs

On April 4, 2023, the Company entered into an equity distribution agreement (“2023 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as distribution agents (the “Distribution Agents”) under which the Company was permitted to offer and sell shares of the Company’s common stock, $0.10 par value per share (the “Common Stock”), having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the 2023 Common ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents were not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The 2023 Common ATM Program replaced an earlier similar at-the-market offering that the Company commenced in 2022. The Company began selling shares under the 2023 Common ATM Program in April 2023 and sold a total of 8.5 million shares of Common Stock during 2023 and 2024 under the 2023 Common ATM Program for an aggregate sale price of $132.2 million. For the six months ended June 30, 2024, 1.2 million shares of Common Stock were issued and sold under the 2023 Common ATM Program at a weighted average price of $15.37 per share, generating gross proceeds of $19.1 million and net proceeds of $18.9 million, after offering expenses.

On March 12, 2024, the Company terminated the use of the 2023 Common ATM Program and entered into a new equity distribution agreement (“2024 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as Distribution Agents under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the 2024 Common ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The Company began selling shares under the 2024 Common ATM Program on March 13, 2024 and through June 30, 2024, 2.5 million shares of Common Stock were issued and sold at a weighted average price of $15.47 per share, generating gross proceeds of $38.5 million and net proceeds of $37.6 million, after offering expenses.

Under both the 2023 Common ATM Program and the 2024 Common ATM Program, for the six months ended June 30, 2024, a total of 3.7 million shares of Common Stock were issued and sold at a weighted average price of $15.44 per share, generating gross proceeds of $57.6 million and net proceeds of $56.5 million, after offering expenses.

As of June 30, 2024, $111.6 million of common stock remained eligible for sale under the 2024 Common ATM Program.

6.375% Series D Cumulative Redeemable Preferred Stock

On June 17, 2024, the Company paid $4.7 million in dividends or $0.3984375 per share for the period from March 1, 2024 through May 31, 2024 to holders of record as of the close of business on May 15, 2024 of our 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On July 1, 2024, the Company declared a dividend of $0.3984375 per share for the period from June 1, 2024 through August 31, 2024 to be paid on September 16, 2024 to Series D Preferred shareholders of record as of the close of business on August 15, 2024.

Preferred Stock At-The-Market Sales Program

On January 10, 2023, the Company entered into an At Market Issuance Sales Agreement (“2023 Preferred ATM Program”) with B. Riley. Under the 2023 Preferred ATM Program, the Company may offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, with a liquidation preference of $25.00 per share (the “Series D Preferred Stock”), having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. For the six months ended June 30, 2024, the Company issued and sold 223,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.04 per share, generating gross and net proceeds, after offering expenses, of $5.1 million.

As of June 30, 2024, $41.0 million in shares of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

NOTE 8 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.9 and $3.7 million have been recognized for the three and six months ended June 30, 2024, respectively. Compensation costs of $1.5 and $3.0 million have been recognized for the three and six months ended June 30, 2023, respectively.

On January 10, 2024, the Company awarded a total of 26,000 shares of restricted stock to six employees under the Company’s 2023 Equity Incentive Award Plan (the “2023 Plan”). The grant date fair value of these restricted stock grants was $411,000. These grants vest ratably over 5 years.

On January 10, 2024, the Company awarded a total of 8,613 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was $136,000.

On January 10, 2024, the Company granted options to purchase 99,000 shares of common stock to nine members of our Board of Directors under the 2023 Plan. The grant date fair value of these options amounted to approximately $266,000. These grants vest ratably over five years.

On March 26, 2024, the Company awarded a total of 8,694 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was $136,000.

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

On June 20, 2024, the Company awarded a total of 8,847 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was $136,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2024:

2024

Dividend yield	5.33%
Expected volatility	27.05%
Risk-free interest rate	4.22%
Expected lives	10
Estimated forfeitures	-0-

During the six months ended June 30, 2024, eighteen participants exercised options to purchase a total of 209,940 shares of common stock at a weighted-average exercise price of $9.90 per share for total proceeds of $2.1 million. The aggregate intrinsic value of options exercised was $1.3 million. During the six months ended June 30, 2024, options to purchase 8,700 shares were forfeited.

As of June 30, 2024, there were options outstanding to purchase 5.5 million shares, with an aggregate intrinsic value of $8.6 million. There were 775,000 shares available for grant under the 2023 Plan.

NOTE 9 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2024:
Marketable Securities - Preferred stock	$434	$434	$-0-	$-0-
Marketable Securities - Common stock	28,239	28,239	-0-	-0-
Total	$28,673	$28,673	$-0-	$-0-

As of December 31, 2023:
Marketable Securities - Preferred stock	$447	$447	$-0-	$-0-
Marketable Securities - Common stock	34,059	34,059	-0-	-0-
Total	$34,506	$34,506	$-0-	$-0-

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2024, the estimated fair value of fixed rate mortgages payable amounted to $484.7 million and the carrying value of fixed rate mortgages payable amounted to $495.2 million.

NOTE 10 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. This program was terminated on June 22, 2023; however, the Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of June 30, 2024, the total loan balance under this agreement was approximately $2.3 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of June 30, 2024, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $606,000.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of June 30, 2024, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $78.8 million of loans that the Company acquired under the COP Program as of June 30, 2024.

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

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2024 and 2023 was $15.8 million and $18.5 million, respectively. Interest cost capitalized to land development was $2.4 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Company had Dividend Reinvestments of $1.5 million and $1.4 million, respectively, which required no cash transfers.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since July 1, 2024, the Company issued and sold an additional 765,000 shares of its Common Stock under the 2024 Common ATM Program at a weighted average price of $16.94 per share, generating net proceeds, after offering expenses, of $12.8 million. As of August 1, 2024, $98.6 million of Common Stock remained eligible for sale under the 2024 Common ATM Program.

Since July 1, 2024, the Company issued and sold an additional 150,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.01 per share, generating net proceeds of $3.4 million, after offering expenses. As of August 1, 2024, $37.5 million of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

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

	Three Months Ended		Six Months Ended
	6/30/24	6/30/23	6/30/24	6/30/23

Rental and Related Income	$51,494	$47,063	$101,823	$92,370
Community Operating Expenses	21,595	20,034	42,692	40,127
Net Income (Loss) Attributable to Common Shareholders	527	(4,418)	(5,737)	(9,733)
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$0.00	$(0.07)	$(0.08)	$(0.16)

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

The Company is a Maryland corporation that operates as a self-administered, self-managed REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces on an annual or month-to-month basis to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, S&F, sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. During 2022, the Company also formed a qualified opportunity zone fund to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas.  The Company currently holds a 77% interest in the qualified opportunity zone fund. The Company also has an ownership interest in and operates two communities in Florida through its joint venture relationship with Nuveen Real Estate. In November 2023, the Company expanded its joint venture relationship with Nuveen Real Estate and formed a new joint venture entity for the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community, once complete, will contain 113 manufactured home sites situated on approximately 61 acres.

As of June 30, 2024, the Company owned and operated 136 manufactured home communities containing approximately 25,800 developed homesites, including the Countryside Village expansion (Duck River Estates) in Tennessee, which is now considered a separate community, and two communities acquired through the Company’s qualified opportunity zone fund. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina and Georgia.

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

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and six months ended June 30, 2024, rental and related income increased 9% and 10%, respectively, from the prior year periods and Community Net Operating Income (“NOI”), as defined below, increased 11% and 13%, respectively. Same property NOI, which includes communities owned and operated as of January 1, 2023 (excluding Memphis Blues and Duck River Estates), increased 11% and 13% for the three and six months ended June 30, 2024, respectively, over the prior year period driven by a 130 basis point increase in occupancy, to 87.7%, and rental rate increase of 4.9%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture arrangement with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in Qualified Opportunity Zones.

For the three and six months ended June 30, 2024, sales of manufactured homes increased 7% and 4%, respectively from the prior year periods. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Due to high mortgage rates and lack of inventory, the higher cost of buying a home versus renting one is at its most extreme since 1996. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 167 rental homes during the first six months of 2024, net of home sales. This brought the total number of rental homes to approximately 10,100 rental homes, or 39.3% of total sites. Occupied rental homes represented approximately 42.8% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 95.0% as of June 30, 2024. Our manufactured home communities compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

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

The Company’s Community NOI for the three and six months ended June 30, 2024 and 2023 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/24	6/30/23	6/30/24	6/30/23

Rental and Related Income	$51,494	$47,063	$101,823	$92,368
Less: Community Operating Expenses	21,595	20,034	42,692	40,122
Community NOI	$29,899	$27,029	$59,131	$52,246

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2024 and 2023 are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/24	6/30/23	6/30/24	6/30/23

Net Income (Loss) Attributable to Common Shareholders	$527	$(4,418)	$(5,737)	$(9,715)
Depreciation Expense	15,001	13,751	29,742	27,124
Depreciation Expense from Unconsolidated Joint Venture	204	166	401	325
(Gain) Loss on Sales of Investment Property and Equipment	10	(5)	13	(37)
(Increase) Decrease in Fair Value of Marketable Securities	(3,338)	2,548	2,031	4,943
Loss on Sales of Marketable Securities, net	3,778	1	3,778	43
FFO Attributable to Common Shareholders	16,182	12,043	30,228	22,683

Adjustments:
Amortization of Financing Costs	607	538	1,163	1,056
Non- Recurring Other Expense (1)	18	468	433	1,030
Normalized FFO Attributable to Common Shareholders	$16,807	$13,049	$31,824	$24,769

(1)	Consists of non-recurring one-time legal fees ($18 and $51, respectively), and costs associated with the liquidation/sale of inventory in a particular sales center ($0 and $382, respectively) for the three and six months ended June 30, 2024. Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which were being expensed over the vesting period ($431 and $862, respectively) and non-recurring expenses for the joint venture with Nuveen ($3 and $50, respectively), one-time legal fees ($30 and $50, respectively), fees related to the establishment of the OZ Fund ($4 and $37, respectively), and costs associated with an acquisition that was not completed ($0 and $31, respectively) for the three and six months ended June 30, 2023.

The following are the cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	6/30/24	6/30/23

Operating Activities	$37,605	$53,002
Investing Activities	(58,758)	(94,396)
Financing Activities	7,598	49,706

Changes In Results Of Operations

Rental and related income increased 9% from $47.1 million for the three months ended June 30, 2023 to $51.5 million for the three months ended June 30, 2024. Rental and related income increased 10% from $92.4 million for the six months ended June 30, 2023 to $101.8 million for the six months ended June 30, 2024. This increase was due to increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 5% to 6% annually at most communities. Same property occupancy has increased 130 basis points from 86.4% as of June 30, 2023 to 87.7% at June 30, 2024. Occupied rental homes increased 6% from approximately 9,000 homes at June 30, 2023 to 9,600 homes at June 30, 2024.

Community operating expenses increased 8% from $20.0 million for the three months ended June 30, 2023 to $21.6 million for the three months ended June 30, 2024. Community operating expenses increased 6% from $40.1 million for the six months ended June 30, 2023 to $42.7 million for the six months ended June 30, 2024. These increases were due to an increase in payroll costs, real estate taxes and rental home expenses.

Community NOI increased 11% from $27.0 million for the three months ended June 30, 2023 to $29.9 million for the three months ended June 30, 2024. Community NOI increased 13% from $52.2 million for the six months ended June 30, 2023 to $59.1 million for the six months ended June 30, 2024. These increases were primarily due to increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 41.9% for the three and six months ended June 30, 2024 and 42.6% and 43.4% for the three and six months ended June 30, 2023, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased 7% from $8.2 million, or 91 homes, for the three months ended June 30, 2023 to $8.8 million, or 105 homes, for the three months ended June 30, 2024. Sales of manufactured homes increased 4% from $15.5 million, or 174 homes, for the six months ended June 30, 2023 to $16.2 million, or 200 homes, for the six months ended June 30, 2024. Cost of sales of manufactured homes amounted to $5.5 million and $5.7 million for the three months ended June 30, 2024 and 2023, respectively. Cost of sales of manufactured homes amounted to $11.0 million and $10.7 million for the six months ended June 30, 2024 and 2023, respectively. The gross profit percentage was 38% and 30% for the three months ended June 30, 2024 and 2023, respectively, and 32% and 31% for the six months ended June 30, 2024 and 2023, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.7 million for the three months ended June 30, 2024 and 2023, and $3.4 million and $3.5 million for the six months ended June 30, 2024 and 2023, respectively. Gain from the sales operations (defined as sales of manufactured homes, less cost of sales of manufactured homes, less selling expenses, less interest on the financing of inventory) amounted to $1.4 million or 16% of total sales and $665,000 or 8% of total sales for the three months ended June 30, 2024 and 2023, respectively. Gain from the sales operations amounted to $1.4 million or 9% of total sales and $901,000 or 6% of total sales for the six months ended June 30, 2024 and 2023, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $1.6 million or 18% of total sales and $822,000 or 10% of total sales for the three months ended June 30, 2024 and 2023, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $1.8 million or 11% of total sales and $1.3 million or 9% of total sales for the six months ended June 30, 2024 and 2023, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

Despite high mortgage rates, home prices have continued to rise as fewer sellers are listing homes and inventories decline resulting in the inherent relative affordability of our property type becoming more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses increased 6% from $5.2 million for the three months ended June 30, 2023 to $5.5 million for the three months ended June 30, 2024. General and administrative expenses increased 7% from $10.2 million for the six months ended June 30, 2023 to $10.9 million for the six months ended June 30, 2024. General and administrative expenses increased primarily due to an increase in meeting costs as a result of our biennial in-person employee training meeting (which was not held last year) and an increase in payroll and related personnel cost. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was 8.8% and 8.9% for the three and six months ended June 30, 2024, respectively, as compared to 9.0% and 9.1% for the three and six months ended June 30, 2023, respectively.

Depreciation expense increased 9% from $13.8 million for the three months ended June 30, 2023 to $15.0 million for the three months ended June 30, 2024. Depreciation expense increased 10% from $27.1 million for the six months ended June 30, 2023 to $29.7 million for the six months ended June 30, 2024. This increase was primarily due to the increase in rental homes during 2023 and 2024.

Interest income increased 23% from $1.2 million for the three months ended June 30, 2023 to $1.5 million for the three months ended June 30, 2024. Interest income increased 30% from $2.4 million for the six months ended June 30, 2023 to $3.1 million for the six months ended June 30, 2024. This increase was primarily due to an increase in the average balance of notes receivable from $65.1 million at June 30, 2023 to $78.1 million at June 30, 2024. The weighted average interest rate earned on these notes receivable increased 20 basis points and were approximately 7.0% and 6.8% as of June 30, 2024 and 2023, respectively.

Dividend income decreased 32% from $531,000 for the three months ended June 30, 2023 to $362,000 for the three months ended June 30, 2024. Dividend income decreased 42% from $1.2 million for the six months ended June 30, 2023 to $722,000 for the six months ended June 30, 2024. This decrease was due to reduced dividends as a result of our smaller securities portfolio and dividend cuts. The weighted average yield on our dividends received from our marketable securities investments decreased 140 basis points and were approximately 5.1% and 6.5% at June 30, 2024 and 2023, respectively.

The Company recognized a loss on sales of marketable securities of $3.8 million for the three and six months ended June 30, 2024. The Company recognized a loss on sales of marketable securities of $43,000 for the six months ended June 30, 2023. The increase (decrease) in fair value of marketable securities amounted to an increase of $3.3 million and a decrease of $2.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in fair value of marketable securities amounted to $2.0 million and $4.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had total net unrealized losses of $41.7 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, decreased 15% from $8.6 million for the three months ended June 30, 2023 to $7.4 million for the three months ended June 30, 2024. Interest expense, including amortization of financing costs, decreased 13% from $17.0 million for the six months ended June 30, 2023 to $14.8 million for the six months ended June 30, 2024. This decrease was due to a decrease in the average balance of mortgages and loans from $644.9 million at June 30, 2023 to $579.2 million at June 30, 2024. In addition, the balance under our floorplan inventory financing revolving lines of credit decreased from approximately $38.8 million as of June 30, 2023 to $4.5 million as of June 30, 2024.

Changes in Financial Condition

Total investment property increased 2% or $35.2 million during the six months ended June 30, 2024. In addition to adding 167 rental homes, net of 105 rental homes sold, to its communities during the six months ended June 30, 2024, the Company is preparing sites for additional homes to be added during the year. Occupied rentals increased by 257 rental homes from December 31, 2023 to June 30, 2024. The Company’s occupancy rate on its rental homes portfolio increased 100 basis points and was 95.0% at June 30, 2024 as compared to 94.0% at December 31, 2023.

Marketable securities decreased 17% or $5.8 million during the six months ended June 30, 2024. This decrease was due to sales of securities with a cost basis of $3.8 million and a net decrease in the fair value of $2.0 million.

Mortgages payable, net of unamortized debt issuance costs, decreased 1% or $5.5 million during the six months ended June 30, 2024 due to principal payments.

Loans payable, net of unamortized debt issuance costs, decreased 17% or $16.1 million during the six months ended June 30, 2024. This decrease was due to a decrease of $20 million on our unsecured line of credit offset by an increase of $4.5 million on our revolving lines of credit for the purchase of inventory.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, on March 12, 2024, the Company implemented a new 2024 Common ATM Program which allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents. Additionally, the Company expanded the borrowing capacity on its unsecured revolving credit facility from $180 million in available borrowings to $260 million in available borrowings.

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

The Company continues to strengthen its capital and liquidity positions. During the six months ended June 30, 2024, the Company issued and sold 3.7 million shares of Common Stock through our Common ATM Programs, at a weighted average price of $15.44 per share, generating gross proceeds of $57.6 million and net proceeds of $56.5 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 765,000 shares of its Common Stock under the 2024 Common ATM Program at a weighted average price of $16.94 per share, generating net proceeds of $12.8 million, after offering expenses.

In addition, during the six months ended June 30, 2024, the Company issued and sold 223,000 shares of Series D Preferred Stock through our 2023 Preferred ATM Program, at a weighted average price of $23.04 per share, generating gross and net proceeds, after offering expenses, of $5.1 million. Subsequent to quarter end, the Company issued and sold an additional 150,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.01 per share, generating net proceeds of $3.4 million, after offering expenses.

The Company also raised $5.0 million from the issuance of common stock in the DRIP during the six months ended June 30, 2024, which included dividend reinvestments of $1.5 million. Dividends paid on the common stock for the six months ended June 30, 2024 were $29.4 million, of which $1.5 million were reinvested. Dividends paid on the Series D Preferred Stock for the six months ended June 30, 2024 totaled $9.4 million.

Net cash provided by operating activities amounted to $37.6 million and $53.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had cash and cash equivalents of $39.5 million, marketable securities of $28.7 million and $210 million available on our credit facility. We also had approximately $139 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $55 million available on our line of credit secured by rental homes and rental homes leases.

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

As of June 30, 2024, the Company had total assets of $1.4 billion and total liabilities of $697.3 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of June 30, 2024 was approximately 30% and the Company’s net debt, less securities to total market capitalization as of June 30, 2024 was approximately 28%. As of June 30, 2024, the Company had ten mortgages totaling $46.6 million due within the next 12 months and twenty-three mortgages totaling $117.0 million within the next 18 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

Item 6. Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: August 6, 2024	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 6, 2024	By	/s/ Anna T. Chew
Anna T. Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

