Form 10-Q
period 2024-09-30
UMH PROPERTIES, INC.
filed 2024-11-06
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of November 1, 2024
Common Stock, $0.10 par value per share	78,899,789

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(in thousands except per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
- ASSETS -
Investment Property and Equipment
Land	$87,478	$86,497
Site and Land Improvements	915,748	896,568
Buildings and Improvements	39,795	39,506
Rental Homes and Accessories	554,034	516,470
Total Investment Property	1,597,055	1,539,041
Equipment and Vehicles	30,759	29,126
Total Investment Property and Equipment	1,627,814	1,568,167
Accumulated Depreciation	(456,795)	(416,309)
Net Investment Property and Equipment	1,171,019	1,151,858

Other Assets
Cash and Cash Equivalents	66,704	57,320
Marketable Securities at Fair Value	34,178	34,506
Inventory of Manufactured Homes	31,440	32,940
Notes and Other Receivables, net	88,367	81,071
Prepaid Expenses and Other Assets	17,138	11,729
Land Development Costs	65,965	33,302
Investment in Joint Venture	26,722	24,851
Total Other Assets	330,514	275,719

TOTAL ASSETS	$1,501,533	$1,427,577

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(in thousands except per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$488,285	$496,483

Other Liabilities:
Accounts Payable	5,732	6,106
Loans Payable, net of unamortized debt issuance costs	25,968	93,479
Series A Bonds, net of unamortized debt issuance costs	100,691	100,055
Accrued Liabilities and Deposits	12,546	15,117
Tenant Security Deposits	9,926	9,543
Total Other Liabilities	154,863	224,300
Total Liabilities	643,148	720,783

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 13,700 shares authorized as of September 30, 2024 and December 31, 2023; 12,271 and 11,607 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	306,778	290,180
Common Stock - $0.10 par value per share, 163,714 and 153,714 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 78,697 and 67,978 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7,870	6,798
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and December 31, 2023	0	0
Additional Paid-In Capital	567,178	433,106
Accumulated Deficit	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	856,462	704,720
Non-Controlling Interest in Consolidated Subsidiaries	1,923	2,074
Total Shareholders’ Equity	858,385	706,794

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,501,533	$1,427,577

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(in thousands except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

INCOME:
Rental and Related Income	$51,937	$48,135	$153,760	$140,503
Sales of Manufactured Homes	8,734	7,909	24,919	23,438
Total Income	60,671	56,044	178,679	163,941

EXPENSES:
Community Operating Expenses	22,511	20,673	65,203	60,795
Cost of Sales of Manufactured Homes	5,446	5,334	16,463	16,059
Selling Expenses	1,787	1,792	5,177	5,269
General and Administrative Expenses	4,474	4,491	15,348	14,654
Depreciation Expense	14,693	14,147	44,435	41,271
Total Expenses	48,911	46,437	146,626	138,048

OTHER INCOME (EXPENSE):
Interest Income	1,816	1,306	4,884	3,661
Dividend Income	357	508	1,079	1,745
Gain (Loss) on Sales of Marketable Securities, net	0	226	(3,778)	183
Increase (Decrease) in Fair Value of Marketable Securities	5,499	(5,496)	3,468	(10,439)
Other Income	150	235	514	850
Loss on Investment in Joint Venture	(75)	(165)	(299)	(645)
Interest Expense	(6,524)	(7,694)	(21,369)	(24,662)
Total Other Income (Expense)	1,223	(11,080)	(15,501)	(29,307)

Income (Loss) before Gain (Loss) on Sales of Investment Property and Equipment	12,983	(1,473)	16,552	(3,414)
Gain (Loss) on Sales of Investment Property and Equipment	(78)	(26)	(91)	11
Net Income (Loss)	12,905	(1,499)	16,461	(3,403)
Preferred Dividends	(4,783)	(4,364)	(14,168)	(12,251)
Loss Attributable to Non-Controlling Interest	59	32	151	108
Net Income (Loss) Attributable to Common Shareholders	$8,181	$(5,831)	$2,444	$(15,546)

Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$0.11	$(0.09)	$0.03	$(0.25)

Weighted Average Common Shares Outstanding:
Basic	75,610	65,076	72,173	61,853
Diluted	76,563	65,554	72,971	62,508

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2023	67,978	$6,798	$290,180

Common Stock Issued with the DRIP	168	16	0
Common Stock Issued through Restricted Stock Awards	481	48	0
Common Stock Issued through Stock Options	179	18	0
Common Stock Issued in connection with At-The-Market Offerings, net	1,347	135	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	4,855
Distributions	0	0	0
Stock Compensation	0	0	0
Net Loss	0	0	0

Balance March 31, 2024	70,153	7,015	295,035

Common Stock Issued with the DRIP	172	17	0
Common Stock Issued through Restricted Stock Awards	9	1	0
Common Stock Issued through Stock Options	31	3	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,385	239	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	722
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income (Loss)	0	0	0

Balance June 30, 2024	72,750	$7,275	$295,757

Common Stock Issued with the DRIP	141	14	0
Common Stock Issued through Restricted Stock Awards	7	1	0
Common Stock Issued through Stock Options	70	7	0
Common Stock Issued in connection with At-The-Market Offerings, net	5,729	573	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	11,021
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income (Loss)	0	0	0

Balance September 30, 2024	78,697	$7,870	$306,778

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2023	$433,106	$(25,364)	$2,074	$706,794

Common Stock Issued with the DRIP	2,455	0	0	2,471
Common Stock Issued through Restricted Stock Awards	(48)	0	0	0
Common Stock Issued through Stock Options	1,748	0	0	1,766
Common Stock Issued in connection with At-The-Market Offerings, net	20,260	0	0	20,395
Preferred Stock Issued in connection with At-The-Market Offerings, net	(456)	0	0	4,399
Distributions	(20,479)	1,591	0	(18,888)
Stock Compensation Expense	1,845	0	0	1,845
Net Loss	0	(1,591)	(34)	(1,625)

Balance March 31, 2024	438,431	(25,364)	2,040	717,157

Common Stock Issued with the DRIP	2,548	0	0	2,565
Common Stock Issued through Restricted Stock Awards	(1)	0	0	0
Common Stock Issued through Stock Options	310	0	0	313
Common Stock Issued in connection with At-The-Market Offerings, net	35,844	0	0	36,083
Preferred Stock Issued in connection with At-The-Market Offerings, net	(63)	0	0	659
Distributions	(14,622)	(5,239)	0	(19,861)
Stock Compensation Expense	1,883	0	0	1,883
Net Income (Loss)	0	5,239	(58)	5,181

Balance June 30, 2024	464,330	(25,364)	1,982	743,980

Common Stock Issued with the DRIP	2,579	0	0	2,593
Common Stock Issued through Restricted Stock Awards	(1)	0	0	0
Common Stock Issued through Stock Options	833	0	0	840
Common Stock Issued in connection with At-The-Market Offerings, net	106,143	0	0	106,716
Preferred Stock Issued in connection with At-The-Market Offerings, net	(819)	0	0	10,202
Distributions	(7,770)	(12,964)	0	(20,734)
Stock Compensation Expense	1,883	0	0	1,883
Net Income (Loss)	0	12,964	(59)	12,905

Balance September 30, 2024	$567,178	$(25,364)	$1,923	$858,385

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2022	57,595	$5,760	$225,379

Common Stock Issued with the DRIP	164	15	0
Common Stock Issued through Restricted Stock Awards	140	14	0
Common Stock Issued through Stock Options	14	1	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,071	208	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	21,858
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Loss	0	0	0

Balance March 31, 2023	59,984	5,998	247,237

Common Stock Issued with the DRIP	151	15	0
Common Stock Issued through Restricted Stock Awards	8	1	0
Common Stock Issued through Stock Options	42	4	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,887	289	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	17,795
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Loss	0	0	0

Balance June 30, 2023	63,072	6,307	265,032

Common Stock Issued with the DRIP	137	13	0
Common Stock Issued through Restricted Stock Awards	155	16	0
Common Stock Issued through Stock Options	15	2	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,793	279	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	14,450
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Loss	0	0	0

Balance September 30, 2023	66,172	$6,617	$279,482

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

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

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(in thousands)

	NINE MONTHS ENDED
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$16,461	$(3,403)
Non-Cash items included in Net Income (Loss):
Depreciation	44,435	41,271
Amortization of Financing Costs	1,770	1,592
Stock Compensation Expense	3,732	4,010
Provision for Uncollectible Notes and Other Receivables	1,302	1,332
(Gain) Loss on Sales of Marketable Securities, net	3,778	(183)
(Increase) Decrease in Fair Value of Marketable Securities	(3,468)	10,439
(Gain) Loss on Sales of Investment Property and Equipment	91	(11)
Loss on Investment in Joint Venture	690	799
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	1,500	49,518
Notes and Other Receivables, net of notes acquired with acquisitions	(8,598)	(12,645)
Prepaid Expenses and Other Assets	(4,800)	1,612
Accounts Payable	(374)	(409)
Accrued Liabilities and Deposits	(2,571)	(3,815)
Tenant Security Deposits	383	1,007
Net Cash Provided by Operating Activities	54,331	91,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	0	(3,679)
Purchase of Investment Property and Equipment	(67,575)	(108,616)
Proceeds from Sales of Investment Property and Equipment	3,888	2,282
Additions to Land Development Costs	(30,784)	(24,310)
Purchase of Marketable Securities	(18)	(17)
Proceeds from Sales of Marketable Securities	36	4,323
Investment in Joint Venture	(2,561)	(5,709)
Net Cash Used in Investing Activities	(97,014)	(135,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Payments from Short-Term Borrowings	(67,363)	(8,338)
Principal Payments of Mortgages and Loans	(8,887)	(67,429)
Financing Costs on Debt	(593)	(871)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	15,260	46,792
Proceeds from At-The-Market Common Equity Program, net of offering costs	163,194	121,964
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	5,258	4,807
Proceeds from Exercise of Stock Options	2,919	734
Preferred Dividends Paid	(14,168)	(12,251)
Common Dividends Paid, net of dividend reinvestments	(42,944)	(36,102)
Net Cash Provided by Financing Activities	52,676	49,306

Net Increase in Cash, Cash Equivalents and Restricted Cash	9,993	4,694
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	64,437	40,876
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$74,430	$45,570

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company owns and operates 139 manufactured home communities containing approximately 26,200 developed homesites, of which approximately 10,300 are rental homes that we own. The 139 communities include two communities in central Florida owned through a joint venture with Nuveen Real Estate in which the Company has a 40% interest (Sebring Square and Rum Runner), the Countryside Village expansion (Duck River Estates) and the Allentown expansion (River Bluff Estates) in Tennessee, which are now considered separate communities, and also include two communities acquired through the Company’s qualified opportunity zone fund (See Note 5). These 139 communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. In November 2023, the Company expanded its joint venture relationship with Nuveen Real Estate and formed a new joint venture entity for the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community, once complete, will contain 113 manufactured home sites situated on approximately 61 acres. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to fill these vacancies and enhance the value of the communities. The Company holds a 77% controlling interest in its qualified opportunity zone fund which it created in 2022 to acquire, develop and redevelop manufactured housing communities located in areas designated as Qualified Opportunity Zones by the U.S. Treasury Department to encourage long-term investment in economically distressed areas. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries and its qualified opportunity zone fund. All intercompany transactions and balances have been eliminated in consolidation.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of September 30, 2024 and December 31, 2023, the right-of-use assets and corresponding lease liabilities of $3.1 million and $3.3 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2024	$115
2025	460
2026	460
2027	257
2028	111
Thereafter	18,503

Total Lease Payments	$19,906

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

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	9/30/24	12/31/23	9/30/23	12/31/22

Cash and Cash Equivalents	$66,704	$57,320	$38,646	$29,785
Restricted Cash	7,726	7,117	6,924	11,091

Cash, Cash Equivalents And Restricted Cash	$74,430	$64,437	$45,570	$40,876

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

Notes Receivables

We account for our receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of September 30, 2024 and December 31, 2023, the Company had notes receivable of $83.9 million and $77.1 million, respectively, net of the fair value adjustment of $1.7 million and $1.6 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three and nine months ended September 30, 2024, common stock equivalents resulting from employee stock options to purchase 5.4 million shares of common stock amounted to 953,000 and 798,000 shares, respectively, which were included in the computation of Diluted Net Income per Share. For the three and nine months ended September 30, 2023, common stock equivalents of 478,000 shares and 655,000 shares, respectively, were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $34.2 million as of September 30, 2024, which represents 1.7% of undepreciated assets (total assets excluding accumulated depreciation). The Company does not intend to increase its investments in this REIT securities portfolio. The REIT securities portfolio provides the Company with additional diversification, liquidity and income.

As of September 30, 2024, the Company had total net unrealized losses of $36.2 million in its REIT securities portfolio. For the three and nine months ended September 30, 2024, the Company recorded increases of $5.5 million and $3.5 million, respectively, in the fair value of these marketable securities. The Company held seven securities that had unrealized losses as of September 30, 2024.

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

NOTE 5 – OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the Monmouth Real Estate Investment Corp. (“MREIC”) merger, in the UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. As of September 30, 2024, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company.

NOTE 6 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Loans Payable

The following is a summary of our loans payable as of September 30, 2024 and December 31, 2023 (in thousands):

	9/30/2024			12/31/2023
	Amount		Rate	Amount	Rate

Margin Loan	(1)	$0	N/A	$0	N/A
Unsecured revolving credit facility	(2)	0	N/A	70,000	7.27%
Floorplan inventory financing	(3)	3,123	8.97%	0	N/A
FirstBank rental home loan	(4)	24,197	6.15%	24,683	6.15%
FirstBank rental home line of credit	(5)	0	N/A	0	N/A
Triad rental home loan	(6)	0	N/A	0	N/A
OceanFirst notes receivable financing	(7)	0	N/A	0	N/A
Total Loans Payable		27,320	6.47%	94,683	6.98%
Unamortized debt issuance costs		(1,352)		(1,204)
Loans Payable, net of unamortized
debt issuance costs		$25,968	6.81%	$93,479	7.07%

(1)	Collateralized by the Company’s securities portfolio and is due on demand. The Company must maintain a coverage ratio of approximately 2 times.
(2)	Represents an unsecured revolving credit facility syndicated with three banks, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A, and Wells Fargo, N.A. Total available borrowings under this facility is $260 million.
(3)	Represents revolving credit agreements totaling $108.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank, Northpoint Commercial Finance and Triad Financial Services (“Triad”) to finance inventory purchases. Interest rates on these agreements range from prime minus 0.75% to SOFR plus 4%. Subsequent to quarter end, the Company paid down this balance.
(4)	Represents a term loan secured by rental homes and rental home leases, with a fixed interest rate of 6.15% and a maturity of date of May 10, 2028.
(5)	Represents a $25 million revolving line of credit secured by rental homes and their leases with a 5-year term and a variable interest rate of prime.
(6)	Represents a $30 million revolving line of credit secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.
(7)	Represents a revolving line of credit secured by eligible notes receivable, with an interest rate of prime with a floor of 4.75%.

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

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of September 30, 2024, the Company is in compliance with these covenants.

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

Mortgages Payable

The following is a summary of our mortgages payable as of September 30, 2024 and December 31, 2023 (in thousands):

	9/30/2024		12/31/2023
	Amount	Rate	Amount	Rate

Fixed rate mortgages	$492,248	4.17%	$501,135	4.17%
Unamortized debt issuance costs	(3,963)		(4,652)
Mortgages Payable, net of unamortized debt issuance costs	$488,285	4.21%	$496,483	4.21%

As of September 30, 2024 and December 31, 2023, the weighted average loan maturity of mortgages payable was 4.6 years and 5.3 years, respectively.

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

On September 16, 2024, the Company paid total cash dividends of $16.0 million or $0.215 per share to common shareholders of record as of the close of business on August 15, 2024, of which $838,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On October 1, 2024, the Company declared a dividend of $0.215 per share to be paid December 16, 2024 to common shareholders of record as of the close of business on November 15, 2024.

During the nine months ended September 30, 2024, the Company received, including dividends reinvested of $2.4 million, a total of $7.6 million from its DRIP. There were 481,000 shares issued under the DRIP during this period.

On January 10, 2024, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three and nine months ended September 30, 2024, the Company did not repurchase any shares of its Common Stock.

Common Stock At-The-Market Sales Programs

On April 4, 2023, the Company entered into an equity distribution agreement (“2023 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as distribution agents (the “Distribution Agents”) under which the Company was permitted to offer and sell shares of the Company’s common stock, $0.10 par value per share (the “Common Stock”), having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the 2023 Common ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents were not required to sell any specific number or dollar amount of securities, but were to use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The 2023 Common ATM Program replaced an earlier similar at-the-market offering that the Company commenced in 2022. The Company began selling shares under the 2023 Common ATM Program in April 2023 and sold a total of 8.5 million shares of Common Stock during 2023 and 2024 under the 2023 Common ATM Program for an aggregate sale price of $132.2 million. For the nine months ended September 30, 2024, 1.2 million shares of Common Stock were issued and sold under the 2023 Common ATM Program at a weighted average price of $15.37 per share, generating gross proceeds of $19.1 million and net proceeds of $18.9 million, after offering expenses.

On March 12, 2024, the Company terminated the use of the 2023 Common ATM Program and entered into a new equity distribution agreement (“2024 March Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as Distribution Agents under which the Company was permitted to offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the 2024 March Common ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents were not required to sell any specific number or dollar amount of securities, but were to use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The Company began selling shares under the 2024 March Common ATM Program on March 13, 2024 and sold a total of 8.1 million shares of Common Stock during 2024 under the 2024 March Common ATM Program at a weighted average price of $17.86 per share, generating gross proceeds of $145.1 million and net proceeds of $142.9 million, after offering expenses.

On September 13, 2024, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “Maryland SDAT”) an amendment (the “Articles of Amendment”) to the Company’s charter to increase the Company’s authorized shares of common stock, par value $0.10 per share (“Common Stock”), by 10 million shares.  The Articles of Amendment became effective at 10:00 a.m., Eastern time, on September 16, 2024.

On September 16, 2024, the Company terminated the use of the 2024 March Common ATM Program and entered into a new equity distribution agreement (“2024 September Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as Distribution Agents under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the 2024 September Common ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. The Company began selling shares under the 2024 September Common ATM Program on September 17, 2024 and through September 30, 2024, 90,000 shares of Common Stock were issued and sold under the 2024 September Common ATM Program at a weighted average price of $19.71 per share, generating gross proceeds of $1.8 million and net proceeds of $1.4 million, after offering expenses.

Under the 2023 Common ATM Program, the 2024 March Common ATM Program and the 2024 September Common ATM Program, during the nine months ended September 30, 2024, a total of 9.4 million shares of Common Stock were issued and sold at a weighted average price of $17.55 per share, generating gross proceeds of $166.0 million and net proceeds of $163.2 million, after offering expenses.

As of September 30, 2024, $148.2 million of common stock remained eligible for sale under the 2024 September Common ATM Program.

6.375% Series D Cumulative Redeemable Preferred Stock

On September 16, 2024, the Company paid $4.8 million in dividends or $0.3984375 per share for the period from June 1, 2024 through August 31, 2024 to holders of record as of the close of business on August 15, 2024 of our 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On October 1, 2024, the Company declared a dividend of $0.3984375 per share for the period from September 1, 2024 through November 30, 2024 to be paid on December 16, 2024 to Series D Preferred shareholders of record as of the close of business on November 15, 2024.

Preferred Stock At-The-Market Sales Program

On January 10, 2023, the Company entered into an At Market Issuance Sales Agreement (“2023 Preferred ATM Program”) with B. Riley. Under the 2023 Preferred ATM Program, the Company may offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, with a liquidation preference of $25.00 per share (the “Series D Preferred Stock”), having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. For the nine months ended September 30, 2024, the Company issued and sold 664,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.35 per share, generating gross proceeds of $15.5 million and net proceeds of $15.3 million, after offering expenses.

As of September 30, 2024, $30.6 million in shares of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

NOTE 8 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.9 and $5.6 million have been recognized for the three and nine months ended September 30, 2024, respectively. Compensation costs of $1.0 and $4.0 million have been recognized for the three and nine months ended September 30, 2023, respectively.

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

On September 25, 2024, the Company awarded a total of 6,930 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was $136,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2024:

2024

Dividend yield	5.33%
Expected volatility	27.05%
Risk-free interest rate	4.22%
Expected lives	10
Estimated forfeitures	0

During the nine months ended September 30, 2024, twenty-four participants exercised options to purchase a total of 280,340 shares of common stock at a weighted-average exercise price of $10.41 per share for total proceeds of $2.9 million. The aggregate intrinsic value of options exercised was $1.8 million. During the nine months ended September 30, 2024, options to purchase 18,400 shares were forfeited.

As of September 30, 2024, there were options outstanding to purchase 5.4 million shares, with an aggregate intrinsic value of $23.3 million. There were 777,000 shares available for grant under the 2023 Plan.

NOTE 9 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2024:
Marketable Securities - Preferred stock	$495	$495	$0	$0
Marketable Securities - Common stock	33,683	33,683	0	0
Total	$34,178	$34,178	$0	$0

As of December 31, 2023:
Marketable Securities - Preferred stock	$447	$447	$0	$0
Marketable Securities - Common stock	34,059	34,059	0	0
Total	$34,506	$34,506	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are approximately at a weighted-average current market rate of interest. As of September 30, 2024, the estimated fair value of fixed rate mortgages payable amounted to $483.8 million and the carrying value of fixed rate mortgages payable amounted to $492.2 million.

NOTE 10 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. This program was terminated on June 22, 2023, however, the Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of September 30, 2024, the total loan balance under this agreement was approximately $2.2 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2024, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $579,000.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of September 30, 2024, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $81.4 million of loans that the Company acquired under the COP Program as of September 30, 2024.

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

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2024 and 2023 was $23.5 million and $27.2 million, respectively. Interest cost capitalized to land development was $4.1 million for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Company had Dividend Reinvestments of $2.4 million and $2.0 million, respectively, which required no cash transfers.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since October 1, 2024, the Company issued and sold an additional 170,000 shares of its Common Stock under the 2024 September Common ATM Program at a weighted average price of $18.92 per share, generating net proceeds of $3.2 million, after offering expenses. As of November 1, 2024, $145.0 million of Common Stock remained eligible for sale under the 2024 September Common ATM Program.

Since October 1, 2024, the Company issued and sold an additional 247,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.90 per share, generating net proceeds of $5.8 million, after offering expenses. As of November 1, 2024, $24.7 million of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

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

	Three Months Ended		Nine Months Ended
	9/30/24	9/30/23	9/30/24	9/30/23

Rental and Related Income	$51,937	$48,135	$153,760	$140,506
Community Operating Expenses	22,511	20,673	65,203	60,801
Net Income (Loss) Attributable to Common Shareholders	8,181	(5,831)	2,444	(15,564)
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$0.11	$(0.09)	$0.03	$(0.25)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2024, the Company owns and operates 139 manufactured home communities containing approximately 26,200 developed homesites, of which approximately 10,300 are rental homes that we own. The 139 communities include two communities in central Florida owned through a joint venture with Nuveen Real Estate in which the Company has a 40% interest (Sebring Square and Rum Runner), the Countryside Village expansion (Duck River Estates) and the Allentown expansion (River Bluff Estates) in Tennessee, which are now considered separate communities, and also include two communities acquired through the Company’s qualified opportunity zone fund (See Note 5). These 139 communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia.

The Company is in preliminary discussions with a leading national homebuilder regarding the potential formation of a joint venture to develop approximately 131 acres of undeveloped land adjacent to one of the Company’s existing manufactured home communities in southern New Jersey. If necessary governmental approvals can be obtained, the purpose of the joint venture would be to construct roads, infrastructure and other site improvements on the property and then sell the improved lots to an affiliate of the Company’s joint venture partner, which would construct luxury single family residential homes to sell to purchasers. It is envisioned that the joint venture partner would fully fund the costs of required site improvements and obtain all approvals. The Company would contribute the real property to the joint venture and receive a percentage of the sale price of each home. If the parties elect to proceed, it is anticipated that the joint venture partner would seek preliminary subdivision and site plan approvals over the next two years and, if these approvals are obtained, the joint venture would then be formally established. Pursuit of this project would be contingent upon execution of definitive documentation setting forth the terms of an agreement between the parties and a 90-day due diligence review period for the benefit of the joint venture partner. There can be no assurance that the Company and its potential joint venture partner will reach agreement or proceed with this arrangement or that required governmental approvals can be obtained.

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

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and nine months ended September 30, 2024, rental and related income increased 8% and 9%, respectively, from the prior year periods and Community Net Operating Income (“NOI”), as defined below, increased 7% and 11%, respectively. Same property NOI, which includes communities owned and operated as of January 1, 2023 (excluding Memphis Blues, Duck River Estates and River Bluff Estates), increased 7% and 11% for the three and nine months ended September 30, 2024, respectively, over the prior year period driven by a 70 basis point increase in occupancy, to 87.7%, and a rental rate increase of 4.5%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture arrangement with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in qualified opportunity zones.

For the three and nine months ended September 30, 2024, sales of manufactured homes increased 10% and 6%, respectively from the prior year periods. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Due to high mortgage rates and lack of inventory, the higher cost of buying a home versus renting one is at its most extreme since 1996. Despite mortgage rates hitting a two-year low this past September as they moved toward 6%, rates are still too high for many buyers and according to the National Association of Realtors, sales of existing homes are on track for their worst year since 1995 for the second year in a row. Even if this year’s sales slightly exceed last year’s level, sales are still on track for the worst two-year period since the mid-1990s, when the country’s population was considerably smaller. Rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 284 rental homes during the first nine months of 2024, net of home sales. This brought the total number of rental homes to approximately 10,300 rental homes, or 39.7% of total sites. Occupied rental homes represented approximately 42.9% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 94.4% as of September 30, 2024. Our manufactured home communities compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

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

The Company’s Community NOI for the three and nine months ended September 30, 2024 and 2023 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/24	9/30/23	9/30/24	9/30/23

Rental and Related Income	$51,937	$48,135	$153,760	$140,503
Less: Community Operating Expenses	22,511	20,673	65,203	60,795
Community NOI	$29,426	$27,462	$88,557	$79,708

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2024 and 2023 are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/24	9/30/23	9/30/24	9/30/23

Net Income (Loss) Attributable to Common Shareholders	$8,181	$(5,831)	$2,444	$(15,546)
Depreciation Expense	14,693	14,147	44,435	41,271
Depreciation Expense from Unconsolidated Joint Venture	209	179	610	504
(Gain) Loss on Sales of Investment Property and Equipment	78	26	91	(11)
(Increase) Decrease in Fair Value
of Marketable Securities	(5,499)	5,496	(3,468)	10,439
(Gain) Loss on Sales of Marketable Securities, net	0	(226)	3,778	(183)
FFO Attributable to Common
Shareholders	17,662	13,791	47,890	36,474

Adjustments:
Amortization of Financing Costs	608	536	1,771	1,592
Non- Recurring Other Expense (1)	192	73	625	1,103
Normalized FFO Attributable to
Common Shareholders	$18,462	$14,400	$50,286	$39,169

(1)	Consists of one-time legal fees ($192 and $243, respectively), and costs associated with the liquidation/sale of inventory in a particular sales center ($0 and $382, respectively) for the three and nine months ended September 30, 2024, respectively. Consists of the previously disclosed special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which are being expensed over the vesting period ($0 and $862, respectively) and non-recurring expenses for the joint venture with Nuveen ($43 and $93, respectively), one-time legal fees ($25 and $75, respectively), fees related to the establishment of the OZ Fund ($0 and $37, respectively), and costs associated with acquisitions that were not completed ($5 and $36, respectively) for the three and nine months ended September 30, 2023, respectively.

The following are the cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	9/30/24	9/30/23

Operating Activities	$54,331	$91,114
Investing Activities	(97,014)	(135,726)
Financing Activities	52,676	49,306

Changes In Results Of Operations

Rental and related income increased 8% from $48.1 million for the three months ended September 30, 2023 to $51.9 million for the three months ended September 30, 2024. Rental and related income increased 9% from $140.5 million for the nine months ended September 30, 2023 to $153.8 million for the nine months ended September 30, 2024. This increase was due to increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 5% to 6% annually at most communities. Same property occupancy has increased 70 basis points from 87.0% as of September 30, 2023 to 87.7% at September 30, 2024. Occupied rental homes increased 4% from approximately 9,300 homes at September 30, 2023 to 9,700 homes at September 30, 2024.

Community operating expenses increased 9% from $20.7 million for the three months ended September 30, 2023 to $22.5 million for the three months ended September 30, 2024. Community operating expenses increased 7% from $60.8 million for the nine months ended September 30, 2023 to $65.2 million for the nine months ended September 30, 2024. These increases were due to an increase in payroll costs, real estate taxes, rental home expenses and storm cleanup.

Community NOI increased 7% from $27.5 million for the three months ended September 30, 2023 to $29.4 million for the three months ended September 30, 2024. Community NOI increased 11% from $79.7 million for the nine months ended September 30, 2023 to $88.6 million for the nine months ended September 30, 2024. These increases were primarily due to increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 43.3% and 42.4% for the three and nine months ended September 30, 2024 and 42.9% and 43.3% for the three and nine months ended September 30, 2023, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased 10% from $7.9 million, or 90 homes, for the three months ended September 30, 2023 to $8.7 million, or 100 homes, for the three months ended September 30, 2024. Sales of manufactured homes increased 6% from $23.4 million, or 264 homes, for the nine months ended September 30, 2023 to $24.9 million, or 300 homes, for the nine months ended September 30, 2024. Cost of sales of manufactured homes amounted to $5.4 million and $5.3 million for the three months ended September 30, 2024 and 2023, respectively. Cost of sales of manufactured homes amounted to $16.5 million and $16.1 million for the nine months ended September 30, 2024 and 2023, respectively. The gross profit percentage was 38% and 33% for the three months ended September 30, 2024 and 2023, respectively, and 34% and 31% for the nine months ended September 30, 2024 and 2023, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.8 million for the three months ended September 30, 2024 and 2023, and $5.2 million and $5.3 million for the nine months ended September 30, 2024 and 2023, respectively. Gain from the sales operations (defined as sales of manufactured homes, less cost of sales of manufactured homes, less selling expenses), excluding interest on the financing of inventory, amounted to $1.5 million or 17% of total sales and $783,000 or 10% of total sales for the three months ended September 30, 2024 and 2023, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $3.3 million or 13% of total sales and $2.1 million or 9% of total sales for the nine months ended September 30, 2024 and 2023, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

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

General and administrative expenses remained relatively stable from the three months ended September 30, 2023 to September 30, 2024. General and administrative expenses increased 5% from $14.7 million for the nine months ended September 30, 2023 to $15.3 million for the nine months ended September 30, 2024, primarily due to an increase in meeting costs as a result of our biennial in-person employee training meeting (which was not held last year) and an increase in payroll and related personnel cost. Although general and administrative expenses increased for the nine months, general and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was down for both the three and the nine months ended September 30, 2024 as compared to same periods ended September 30, 2023. These percentages were 7.1% and 8.3% for the three and nine months ended September 30, 2024, respectively, as compared to 7.7% and 8.6% for the three and nine months ended September 30, 2023, respectively.

Depreciation expense increased 4% from $14.1 million for the three months ended September 30, 2023 to $14.7 million for the three months ended September 30, 2024. Depreciation expense increased 8% from $41.3 million for the nine months ended September 30, 2023 to $44.4 million for the nine months ended September 30, 2024. This increase was primarily due to the increase in rental homes during 2023 and 2024.

Interest income increased 39% from $1.3 million for the three months ended September 30, 2023 to $1.8 million for the three months ended September 30, 2024. Interest income increased 33% from $3.7 million for the nine months ended September 30, 2023 to $4.9 million for the nine months ended September 30, 2024. This increase was primarily due to an increase in the average balance of notes receivable from $68.9 million at September 30, 2023 to $79.2 million at September 30, 2024. The weighted average interest rate earned on these notes receivable increased 20 basis points and were approximately 7.1% and 6.9% as of September 30, 2024 and 2023, respectively.

Dividend income decreased 30% from $508,000 for the three months ended September 30, 2023 to $357,000 for the three months ended September 30, 2024. Dividend income decreased 38% from $1.7 million for the nine months ended September 30, 2023 to $1.1 million for the nine months ended September 30, 2024. This decrease was due to reduced dividends as a result of our smaller securities portfolio and dividend cuts. The weighted average yield on our dividends received from our marketable securities investments decreased 330 basis points and were approximately 4.3% and 7.6% at September 30, 2024 and 2023, respectively.

The Company recognized a loss on sales of marketable securities of $3.8 million for the nine months ended September 30, 2024. The Company recognized a gain on sales of marketable securities of $226,000 and $183,000 for the three and nine months ended September 30, 2023, respectively. The increase (decrease) in fair value of marketable securities amounted to an increase of $5.5 million and a decrease of $5.5 million for the three months ended September 30, 2024 and 2023, respectively. The increase (decrease) in fair value of marketable securities amounted to an increase of $3.5 million and a decrease of $10.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had total net unrealized losses of $36.2 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, decreased 15% from $7.7 million for the three months ended September 30, 2023 to $6.5 million for the three months ended September 30, 2024. Interest expense, including amortization of financing costs, decreased 13% from $24.7 million for the nine months ended September 30, 2023 to $21.4 million for the nine months ended September 30, 2024. This decrease was due to a decrease in the average balance of mortgages and loans from $624.6 million at September 30, 2023 to $552.1 million at September 30, 2024. The weighted average interest rate on our total debt decreased from 4.7% at September 30, 2023 to 4.4% at September 30, 2024, respectively.

Changes in Financial Condition

Total investment property increased 4% or $58.0 million during the nine months ended September 30, 2024. In addition to adding 284 rental homes, net of 202 rental homes sold to its communities during the nine months ended September 30, 2024, the Company is preparing sites for additional homes to be added during the year. Occupied rentals increased by 310 rental homes from December 31, 2023 to September 30, 2024. The Company’s occupancy rate on its rental homes portfolio increased 40 basis points and was 94.4% at September 30, 2024 as compared to 94.0% at December 31, 2023.

Marketable securities decreased 1% or $328,000 during the nine months ended September 30, 2024. This decrease was due to sales of securities with a cost basis of $3.8 million offset by a net increase in the fair value of $3.5 million.

Mortgages payable, net of unamortized debt issuance costs, decreased 2% or $8.2 million during the nine months ended September 30, 2024 due to principal payments.

Loans payable, net of unamortized debt issuance costs, decreased 72% or $67.5 million during the nine months ended September 30, 2024. This decrease was due to a decrease of $70 million on our unsecured line of credit offset by an increase of $3.1 million on our revolving lines of credit for the purchase of inventory.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, on March 12, 2024, the Company implemented its 2024 March Common ATM Program which allowed the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million, from time to time through the Distribution Agents. In addition, on September 16, 2024, the Company terminated its successful 2024 March Common ATM Program and implemented a new 2024 September Common ATM Program which allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million, from time to time through the Distribution Agents. Additionally, during 2024 the Company expanded the borrowing capacity on its unsecured revolving credit facility from $180 million in available borrowings to $260 million in available borrowings.

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

The Company continues to strengthen its capital and liquidity positions. During the nine months ended September 30, 2024, the Company issued and sold 9.4 million shares of Common Stock through our Common ATM Programs, at a weighted average price of $17.55 per share, generating gross proceeds of $166.0 million and net proceeds of $163.2 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 170,000 shares of its Common Stock under the 2024 September Common ATM Program at a weighted average price of $18.92 per share, generating net proceeds of $3.2 million, after offering expenses.

In addition, during the nine months ended September 30, 2024, the Company issued and sold 664,000 shares of Series D Preferred Stock through our 2023 Preferred ATM Program, at a weighted average price of $23.35 per share, generating gross proceeds of $15.5 million and net proceeds of $15.3 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 247,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.90 per share, generating net proceeds of $5.8 million, after offering expenses.

The Company also raised $7.6 million from the issuance of common stock in the DRIP during the nine months ended September 30, 2024, which included dividend reinvestments of $2.4 million. Dividends paid on the common stock for the nine months ended September 30, 2024 were $45.3 million, of which $2.4 million were reinvested. Dividends paid on the Series D Preferred Stock for the nine months ended September 30, 2024 totaled $14.2 million.

Net cash provided by operating activities amounted to $54.3 million and $91.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $66.7 million, marketable securities of $34.2 million and $260 million available on our credit facility. We also had approximately $147 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $55 million available on our line of credit secured by rental homes and rental homes leases.

The Company owns and operates 139 communities (including two communities owned by the Company’s joint venture with Nuveen), of which 52 are unencumbered. Except for communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company holds a 40% equity interest in the entities formed under its joint venture with Nuveen, which owns two newly developed communities that are unencumbered and one community in the process of being developed that is also unencumbered.

As of September 30, 2024, the Company had total assets of $1.5 billion and total liabilities of $643.1 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of September 30, 2024 was approximately 22% and the Company’s net debt, less securities to total market capitalization as of September 30, 2024 was approximately 21%. As of September 30, 2024, the Company had eighteen mortgages totaling $84.4 million due within the next 12 months and twenty-four mortgages totaling $120.8 million within the next 18 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	November 6, 2024	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 6, 2024	By	/s/ Anna T. Chew
Anna T. Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

