Form 10-K
period 2024-12-31
UMH PROPERTIES, INC.
filed 2025-02-26
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2024 was $1.2 billion. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2024 was $1.1 billion.

The number of shares outstanding of issuer’s common stock as of February 25, 2025 was 82,461,602 shares.

Documents Incorporated by Reference:

-Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2024.

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

UMH was incorporated in the state of New Jersey in 1968. On September 29, 2003, UMH changed its state of incorporation from New Jersey to Maryland by merging with and into a Maryland corporation. Our executive office is located in Freehold, New Jersey.

Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured homesites to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. In 2022, the Company also formed an opportunity zone fund, UMH OZ Fund, LLC (“OZ Fund”), to acquire, develop and redevelop manufactured home communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The purpose of this program is to encourage long-term investment in economically distressed areas.  The Company currently holds a 77% interest in the OZ Fund. Our OZ Fund currently owns two communities, located in South Carolina and Georgia.

As of December 31, 2024, the Company operated 139 manufactured home communities, 137 of which are communities in which the Company owns either a 100% or majority interest, containing a total of approximately 26,300 developed homesites on which approximately 10,300 Company-owned rental homes are situated.  The 139 communities include (i) two communities in central Florida owned through a joint venture with Nuveen Real Estate (“Nuveen” or “Nuveen Real Estate”) in which the Company has a 40% interest (Sebring Square and Rum Runner), (ii) two communities in Tennessee, the Countryside Village expansion (Duck River Estates) and the Allentown expansion (River Bluff Estates), that were previously part of other Company-owned communities but are now considered separate communities, and (iii) two communities acquired through the Company’s OZ Fund. These 139 communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Investment in Joint Venture” of the Notes to Consolidated Financial Statements).

A manufactured home community is designed to accommodate detached or semi-attached, single-family manufactured homes. These manufactured homes are produced off-site by manufacturers and installed on sites within the communities. These homes may be improved with the addition of features constructed on-site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options. Each homeowner leases the site from the Company on which the manufactured home is located. Generally, the Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community rules and regulations and maintenance.

Manufactured homes are accepted by the public as a viable and economically attractive alternative to conventional site-built single-family housing. The affordability of the modern manufactured home makes it a very attractive housing alternative. Depending on the region of the country, prices per square foot for a new manufactured home average up to 50 percent less than a comparable site-built home, excluding the cost of land. This is due to a number of factors, including volume purchase discounts, inventory control of construction materials and control of all aspects of the construction process, which is generally a more efficient, environmentally friendly and streamlined process as compared to a site-built home. In addition, manufactured homes are built in factories, shielded from the weather related elements, using a controlled environment for efficiency and quality, with components assembled and inspected before being transported to the final site.

Modern residential land lease communities are similar to typical residential subdivisions containing central entrances, paved well-lit streets, curbs and gutters. Generally, modern manufactured home communities contain buildings for recreation, green areas, and other common area facilities, all of which are the property of the community owner. In addition to such general improvements, certain manufactured home communities include recreational improvements such as swimming pools, splash pads, tennis & pickleball courts, dog parks and playgrounds. Municipal water and sewer services are available in some manufactured home communities, while other communities supply these services on-site.

Typically, our leases are on an annual or month-to-month basis, renewable upon the consent of both parties. The community manager sells or leases homes to fill vacant sites, collects rent and finance payments, ensures compliance with community regulations, maintains common areas and community facilities and is responsible for the overall appearance of the community. The homeowner is responsible for the maintenance of the home and leased site. As a result, our capital expenditures tend to be less significant relative to multifamily rental apartments. Manufactured home communities produce predictable income streams and provide protection from inflation due to the ability to annually increase rents.

Many of our communities compete with other manufactured home communities located in the same or nearby markets that are owned and operated by other companies in our business. We generally monitor the rental rates and other terms being offered by our competitors and consider this information as a factor in determining our own rental rates. In addition to competing with other manufactured home community properties, our communities also compete with alternative forms of housing such as apartments and single-family homes.

In connection with the operation of its communities, UMH also leases manufactured homes to prospective tenants. As of December 31, 2024, UMH owned approximately 10,300 rental homes, representing approximately 40% of its developed homesites. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income from both the home and the site which might otherwise be non-income producing.

Inherent in the operation of a manufactured home community is the development, redevelopment, and expansion of our communities. In addition to leasing manufactured homes to residents, the Company sells and finances, through a third-party lending program with Triad Financial Services, the sale of manufactured homes in our communities through its 100% owned, fully consolidated subsidiary S&F. S&F was established to potentially enhance the value of our communities by filling sites that would otherwise be vacant. The home sales business is operated as it is with traditional homebuilders, with sales centers, model homes, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners. In addition, our sales centers can earn a profit by selling homes to customers for placement on their own private land.

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

The Company also evaluates its properties for expansion opportunities. Development of the additional acreage available for expansion allows us to leverage existing communities and amenities. We believe our ability to complete expansions translates to greater value creation and cash flow through operating efficiencies. The Company has approximately 2,400 acres of additional land potentially available for future development. See PART I, Item 2 – Properties, for a list of our additional acreage.

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

The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors (the “Board”), such an acquisition is advantageous to the Company. During the years ended December 31, 2024 and 2023, the Company did not repurchase any shares of its Common Stock.

In addition to its manufactured home communities, the Company also owns a portfolio of investment securities, consisting of marketable equity securities issued by other REITs, which represented 1.6% of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation) at December 31, 2024. These liquid real estate holdings provide additional diversification, liquidity and income. The Company, from time to time, may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. However, we do not intend to increase our investments in our REIT securities portfolio.

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

State and local rent control laws in certain jurisdictions located within New York and New Jersey may dictate the structure of rent increases and limit our ability to recover increases in operating expenses and the costs of capital improvements. In 2019, the State of New York enacted the Housing Stability and Tenant Protection Act of 2019, which, among other things, set maximum collectible rent increases. Rent control also affects three of our manufactured home communities in New Jersey. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-related legislation exists or may be enacted.

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2025 will be approximately $20 to $30 million.

Human Capital

The attraction, motivation and retention of our employees are critical factors in furthering the growth and financial success of the Company. We recognize that our ability to achieve the high standards we set for ourselves can best be accomplished by having a diverse team. Our benefits programs are designed to achieve employee satisfaction and advancement. As of February 20, 2025, the Company had approximately 513 employees, including officers. Approximately half of our management team and 42% of our total employee population are female. Over 40% of our employees are 40 years of age or older and 24% are over 60 years of age. During each year, the Company hires additional part-time and seasonal employees as groundskeepers and lifeguards and to conduct emergency repairs.

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

Information about our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2024:

Name	Age	Position

Eugene W. Landy	91	Chairman of the Board of Directors and Founder
Samuel A. Landy	64	President and Chief Executive Officer
Anna T. Chew	66	Executive Vice President, Chief Financial Officer and Treasurer
Craig Koster	49	Executive Vice President, General Counsel and Secretary
Brett Taft	35	Executive Vice President and Chief Operating Officer

Sustainability Considerations

The Company’s mission is to address the fundamental need of providing affordable housing and in doing so, create sustainable and environmentally friendly communities that have a positive societal impact. We recognize our obligation, as well as that of our industry, to reduce our impact on the environment and to conserve natural resources. We continually invest in energy-efficient technology where practicable, including water and energy conservation initiatives, and are committed to incorporating environmental and social considerations into our business practices to create value and enhance the communities where our residents live. We also recognize the importance of good corporate governance in ensuring the Company’s continued success and maintaining the confidence of our shareholders and financing sources. Our policies and practices are endorsed and supported by the Company’s executive management, including its Vice President of Sustainability and Urban Development, and are regularly reviewed by the Board and the Sustainability Subcommittee of the Nominating and Corporate Responsibility Committee of the Board.

Investments in the Company’s common stock and preferred stock may be considered qualified sustainability investments. Sustainalytics, which is a leading independent sustainability and corporate governance research ratings and analytics firm, reviewed our Sustainable Finance Framework and agreed that we not only provide a social good in the form of providing affordable housing, but also an environmental good for our conservation initiatives. The framework is also in line with United Nations Sustainable Development Goals 6, 7 and 11.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and other reports and documents filed by us with the SEC.

Real Estate Industry Risks:

●	General economic conditions and the concentration of our properties in certain states may affect our ability to generate sufficient revenue to maintain our profitability.
●	We may be unable to compete with our larger competitors for acquisitions, which may increase prices for communities.
●	We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.
●	We may be unable to finance or accurately estimate or anticipate costs and timing associated with expansion activities.

●	We may be unable to sell properties when appropriate because real estate investments are illiquid.
●	Our ability to sell manufactured homes may be affected by various factors, which may in turn adversely affect our profitability.
●	Licensing laws and compliance could affect our profitability.
●	The termination of our third-party lending program could adversely affect us.
●	Many of our costs may be adversely impacted by continued heightened inflation.
●	Costs associated with taxes and regulatory compliance may reduce our revenue.
●	Rent control legislation may harm our ability to increase rents.
●	Environmental liabilities could affect our profitability.
●	Some of our properties are subject to potential natural or other disasters.
●	Climate change may adversely affect our business.
●	Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties which could adversely affect our business.
●	Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow.
●	Our investments are concentrated in the manufactured housing/residential sector and our business would be adversely affected by an economic downturn in that sector.
●	Our joint venture relationship with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us.

Financing Risks:

●	We face risks generally associated with our debt.
●	We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.
●	We face risks associated with our dependence on external sources of capital.
●	We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.
●	We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our financial results.
●	Covenants in our credit agreements and other debt instruments could limit our flexibility and adversely affect our financial condition.
●	A change in the U.S. government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.
●	We face risks associated with the financing of home sales to customers in our manufactured home communities.

Risks Related to our Status as a REIT:

●	If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
●	Failure to make required distributions would subject us to additional tax.
●	We may not have sufficient cash available from operations to pay distributions to our shareholders, and, therefore, distributions may be made from borrowings.
●	We may be required to pay a penalty tax upon the sale of property that is determined to be held for sale to customers.
●	We may be adversely affected if we fail to qualify as a REIT.
●	To qualify as a REIT, we must comply with certain highly technical and complex requirements.
●	There is a risk of changes in the tax law applicable to REITs.
●	We may be unable to comply with the strict income distribution requirements applicable to REITs.
●	Our taxable REIT subsidiary (“TRS”) is subject to special rules that may result in increased taxes.
●	Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.

General Risk Factors

●	Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition and growth.
●	We may not be able to obtain adequate cash to fund our business.
●	We are dependent on key personnel.
●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.
●	Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.
●	We may amend our business policies without shareholder approval.
●	Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
●	The market value of our Series D Preferred Stock and Common Stock could decrease based on our performance and market perception and conditions.
●	The market price and trading volume of our Common Stock may fluctuate significantly.
●	The market price and trading volume of our Series D Preferred Stock may fluctuate significantly.
●	Future issuance or sale of additional shares of Preferred Stock or Common Stock or other securities could adversely affect the trading prices of our outstanding Series D Preferred Stock and Common Stock.
●	Future issuances of our debt securities, which would be senior to our Series D Preferred Stock upon liquidation, or preferred equity securities which may be senior to our Series D Preferred Stock for purposes of dividend distributions or upon liquidation, may adversely affect the per-share trading prices of our Series D Preferred Stock.
●	There are restrictions on the transfer of our capital stock.
●	The dual listing of our Common Stock on the New York Stock Exchange (“NYSE”) and the Tel Aviv Stock Exchange (“TASE”) may result in price variations that could adversely affect liquidity of the market for our Common Stock.
●	The existing mechanism for the dual listing of securities on the NYSE and the TASE may be eliminated or modified in a manner that may subject us to additional regulatory burden and additional costs.
●	We are subject to restrictions that may impede our ability to effect a change in control.
●	We cannot assure you that we will be able to pay distributions regularly.
●	Dividends on our capital stock do not qualify for the reduced federal tax rates available for some dividends (i.e., they are not qualified dividends).
●	We are subject to risks arising from litigation.
●	Future terrorist attacks and military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.
●	Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our capital stock.
●	We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations.
●	We operate in an intensely competitive business environment. We may not be as successful as our competitors incorporating AI into our business or adapting to a rapidly changing marketplace.
●	We are dependent on continuous access to the Internet to use our cloud-based applications.
●	We face risks relating to expanding use of social media mediums.
●	Our OZ Fund may fail to qualify for the tax benefits available for investments in qualified opportunity zones under the detailed rules adopted by the Internal Revenue Service.
●	We face various risks and uncertainties related to public health crises, pandemics or other highly infectious or contagious diseases.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain or increase rental rates and occupancy levels;
●	changes in market rates of interest;
●	inflation and increases in costs, including personnel, insurance and the cost of purchasing manufactured homes;
●	our ability to purchase manufactured homes for rental or sale;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are made in a timely manner in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a real estate investment trust for federal income tax purposes;
●	litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes;
●	changes in real estate and zoning laws and regulations;
●	legislative or regulatory changes, including changes to laws governing the taxation of REITs;
●	risks and uncertainties related to pandemics or other highly infectious or contagious diseases; and
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-K and the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Real Estate Industry Risks

General economic conditions and the concentration of our properties in certain states may affect our ability to generate sufficient revenue to maintain our profitability. The market and economic conditions in our current markets may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. As a result of the geographic concentration of our properties in the Eastern United States, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

Other factors that may affect general economic conditions or local real estate conditions include:

●	the national and local economic climate, including that of the energy-market dependent Marcellus and Utica Shale regions, may be adversely impacted by, among other factors, potential restrictions on drilling, plant closings, and industry slowdowns;
●	local real estate market conditions such as the oversupply of manufactured homesites or a reduction in demand for manufactured homesites in an area;
●	the number of repossessed homes in a particular market;
●	the lack of an established dealer network;
●	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;
●	the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;
●	zoning or other regulatory restrictions;
●	competition from other available manufactured home communities and alternative forms of housing (such as apartment buildings and single-family homes);
●	our ability to provide adequate management, maintenance and insurance;
●	a pandemic or other health crisis or other highly infectious or contagious diseases;
●	increased operating costs, including insurance premiums, real estate taxes and utilities; and
●	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

Many of our costs may be adversely impacted by continued heightened inflation. A sustained or further increase in inflation could have an adverse impact on our general and administrative and operating expenses, including the costs of personnel, professional fees, insurance, utilities, security, and the purchase of manufactured homes, and otherwise adversely affect our business and results of operations. While we expect to recover some cost increases through increases in our rental rates, there can be no assurance that higher operating expenses resulting from inflationary pressures will be fully offset by higher rental rates. As a result, to the extent the inflation rate exceeds the annual rent increases we are able to institute, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete development projects, including, but not limited to, costs of construction equipment and materials, labor and services from third-party contractors and suppliers. Higher construction costs could adversely impact our development projects and thereby our business, financial condition and results of operations.

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

Of the 139 manufactured home communities we operated as of December 31, 2024, 45 have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s environmental protection agencies.

In connection with the management of its properties or upon acquisition or financing of a property, the Company authorizes the preparation of Phase I or similar environmental reports (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. Based upon such environmental reports and the Company’s ongoing review of its properties, as of the date of this Annual Report, the Company is not aware of any environmental condition with respect to any of its properties which it believes would be reasonably likely to have a material adverse effect on its financial condition and/or results of operations. However, these reports cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more properties.

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

Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow. We generally maintain insurance policies related to our business, including casualty, general liability and other policies covering business operations, employees and assets. However, we may be required to bear all losses that are not adequately covered by insurance. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including, but not limited to, losses due to riots, acts of war or other catastrophic events. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated profits and cash flow from the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Although we believe that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable cost.

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

We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. We have incurred, and may continue to incur, indebtedness in furtherance of our activities. Our governing documents do not limit the amount of indebtedness we may incur. Accordingly, our Board may vote to incur additional debt and would do so, for example, if it were necessary to maintain our status as a REIT. We could therefore become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay distributions to shareholders.

We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our financial results. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility, may slow economic growth and/or cause a recession, and may affect our ability to complete potential acquisitions. Because a portion of our debt bears interest at variable rates, in periods of rising interest rates, such as the current interest rate environment, our cost of funds would increase, which could adversely affect our cash flows, financial condition and results of operations, ability to make distributions to shareholders, and the cost of refinancing. and reduce our access to the debt or equity capital markets. Increased interest rates could also adversely affect the value of our properties to the extent that it decreases the amount buyers may be willing to pay for our properties and could result in the decline of the market price of our Series D Preferred Stock and Common Stock and any other securities we issue, which may adversely impact our ability and willingness to raise equity capital on favorable terms, including through our At-the-Market Sale Programs (as defined below). Additionally, if we choose to hedge any interest rate risk, we cannot assure that any such hedge will be effective or that our hedging counterparty will meet its obligations to us. As a result, increased interest rates, including any future increases in interest rates, could adversely affect us.

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

A change in the U.S. government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition. Fannie Mae and Freddie Mac are major sources of financing for the manufactured housing real estate sector. We depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing manufactured housing community loans. A decision by the government to privatize or eliminate Fannie Mae or Freddie Mac, or reduce their acquisitions or guarantees of our mortgage loans, may adversely affect interest rates, capital availability and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional communities on favorable terms or at all.

We face risks associated with the financing of home sales to customers in our manufactured home communities. To produce new rental revenue and to upgrade our communities, we sell homes to customers in our communities at competitive prices and finance these home sales through S&F using our third-party lending program with Triad Financial Services. We allow banks and outside finance companies the first opportunity to finance these sales. We are subject to the following risks in financing these homes:

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

We may not have sufficient cash available from operations to pay distributions to our shareholders, and, therefore, distributions may be made from borrowings. The actual amount and timing of distributions to our shareholders will be determined by our Board in its discretion and typically will depend on the amount of cash available for distribution, which will depend on items such as current and projected cash requirements, limitations on distributions imposed by law on our financing arrangements and tax considerations. As a result, we may not have sufficient cash available from operations to pay distributions as required to maintain our status as a REIT. Therefore, we may need to borrow funds to make sufficient cash distributions in order to maintain our status as a REIT, which may cause us to incur additional interest expense as a result of an increase in borrowed funds for the purpose of paying distributions.

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

There is a risk of changes in the tax law applicable to REITs. Because the IRS, the U.S. Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Numerous changes to the U.S. federal income tax laws are proposed on a regular basis. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. Additionally, the REIT rules are continually under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. Furthermore, members of the U.S. Congress and the Trump administration have expressed intent to pass legislation to change or repeal parts of currently enacted tax law, including, in particular, legislation that will increase corporate tax rates from the current flat rate of 21%. If enacted, certain proposed changes could have an adverse impact on our business and financial results. Importantly, legislation has been proposed in several states specifically taxing REITs. If such legislation were to be enacted, our income from such states would be adversely impacted.

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

General Risk Factors

Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition and growth. Adverse macroeconomic conditions, including inflation, slower growth or recession, tighter credit, higher interest rates and high unemployment could materially adversely impact our business, results of operations, financial condition and growth. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our suppliers. Further, our business and properties could be materially adversely affected by changes in national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) and their impact on macroeconomic conditions. Coupled with changes in Federal Reserve policies on interest rates and other economic disruptions, such circumstances may exacerbate inflation and adversely affect economic and market conditions, the level and volatility of real estate and securities prices and the liquidity of our investments. As military conflicts and related economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events.

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

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Mr. Eugene W. Landy, the Founder and Chairman of the Board of the Company, previously owned a 24% interest in the entity that is the landlord of the property in Freehold, New Jersey where the Company’s executive offices are located. Effective January 2023, Mr. Eugene Landy transferred this ownership to his son, Mr. Samuel A. Landy, the President and Chief Executive Officer and a director of the Company, and other family members. Effective October 1, 2019, the Company entered into a new lease for these executive offices in Freehold, New Jersey which combined the existing corporate office space with additional adjacent office space. This new lease extended the previous lease through April 30, 2027 and required monthly lease payments of $23,098 through April 30, 2022 and $23,302 from May 1, 2022 through April 30, 2027. The Company is also responsible for its proportionate share of real estate taxes and common area maintenance. Mr. Samuel A. Landy may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in the landlord of the property.

Further, Mr. Eugene W. Landy owns a 9.6% interest, Mr. Samuel A. Landy owns a 4.8% interest, Mr. Daniel Landy, who is also an officer of the Company and is Samuel A. Landy’s son, owns a 0.96% interest, and the Samuel Landy Family Limited Partnership (of which Daniel Landy is the sole general partner) owns a 0.96% interest in the OZ Fund, that was formed by the Company in 2022. In addition, one of the Company’s independent directors owns a 0.96% interest in the OZ Fund.

We may amend our business policies without shareholder approval. Our Board determines our growth, investment, financing, capitalization, borrowing, REIT status, operations and distributions policies. Although our Board has no present intention to change or reverse any of these policies, they may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in our policies. We cannot assure you that changes in our policies will fully serve the interests of all shareholders.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our stock include:

●	actual or anticipated variations in our quarterly operating results or dividends;
●	changes in our funds from operations or earnings estimates;
●	publication of research reports about us or the real estate industry;
●	prevailing interest rates;
●	the rate of inflation;
●	the market for similar securities;
●	changes in market valuations of similar companies;
●	adverse market reaction to any additional debt we incur in the future;
●	additions or departures of key management personnel;
●	actions by institutional shareholders;
●	speculation in the press or investment community;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	our underlying asset value;

●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws;
●	future equity issuances;
●	failure to meet earnings estimates;
●	failure to maintain our REIT status;
●	changes in valuation of our REIT securities portfolio;
●	general economic and financial market conditions;
●	war, terrorist acts and epidemic disease, including pandemics or other highly infectious or contagious diseases;
●	our issuance of debt or preferred equity securities;
●	our financial condition, results of operations and prospects; and
●	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

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

The market price and trading volume of our Series D Preferred Stock may fluctuate significantly. Although our Series D Preferred Stock is listed and traded on the NYSE, the trading markets for the Series D Preferred Stock is limited. Since the Series D Preferred Stock has no maturity date, investors seeking liquidity may elect to sell their shares of Series D Preferred Stock in the secondary market. If an active trading market does not exist, the market price and liquidity of the Series D Preferred Stock may be adversely affected by such sales. Even if an active public market exists, we cannot guarantee that the market price for the Series D Preferred Stock will equal or exceed the price that investors in the Series D Preferred Stock paid for their shares.

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

The dual listing of our Common Stock on the NYSE and the TASE may result in price variations that could adversely affect liquidity of the market for our Common Stock. Our Common Stock is listed and trades on both the NYSE and the TASE. The dual listing may result in price variations of our Common Stock between the two exchanges due to various factors, including the use of different currencies and the different days and hours of trading for the two exchanges. Any decrease in the trading price of our Common Stock in one market could cause a decrease in the trading price in the other market. In addition, the dual-listing may adversely affect liquidity and trading prices on one or both of the exchanges as a result of circumstances that may be outside of our control. For example, transfers by holders of our securities from trading on one exchange to the other could result in increases or decreases in liquidity and/or trading prices on either or both of the exchanges. Holders could also seek to sell or buy our Common Stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any such arbitrage activity could create volatility in both the price and volume of trading of our Common Stock.

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

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

●	Our charter provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board.” By preventing common shareholders from voting on the election of more than one class of directors at any annual meeting of shareholders, this provision may have the effect of keeping the current members of our Board in control for a longer period of time than shareholders may desire.
●	Our charter generally limits any holder from acquiring more than 9.8% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assure our ability to remain a qualified REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for shareholders to receive a premium for their shares of Common Stock that might otherwise exist if an investor was attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of equity stock or otherwise effect a change in control.
●	The request of shareholders entitled to cast at least a majority of all votes entitled to be cast at such meeting is necessary for shareholders to call a special meeting. We also require advance notice by common shareholders for the nomination of directors or proposals of business to be considered at a meeting of shareholders.
●	Our Board may authorize and cause us to issue securities without shareholder approval. Under our charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board may determine.
●	“Business combination” provisions that provide that, unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested shareholder” or an affiliate of an interested shareholder for five years after the most recent date on which the interested shareholder became an interested shareholder, and thereafter unless specified criteria are met. An interested shareholder is defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question.
●	The duties of directors of a Maryland corporation do not require them to, among other things (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any shareholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act to exempt any person or transaction from the requirements of those provisions, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the shareholders in an acquisition.

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

We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations. We rely extensively on information technology to process transactions and manage our business. In the ordinary course of our business, we collect and store sensitive data, including our business information and that of our tenants, clients, vendors and employees on our network. This data is hosted on internal, as well as external, computer systems. Our external systems are hosted by third-party service providers that may have access to such information in connection with providing necessary information technology and security and other business services to us. This information may include personally identifiable information such as social security numbers, banking information and credit card information. We employ a number of measures to prevent, detect and mitigate potential breaches or disclosure of this confidential information. We have established a Cybersecurity Subcommittee of our Audit Committee to review and provide high level guidance on cybersecurity related issues of importance to the Company. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches. While we continue to improve our cybersecurity and take measures to protect our business, we and our third-party service providers may be vulnerable to attacks by hackers (including through malware, ransomware, computer viruses, and email phishing schemes) or breached due to employee error, malfeasance, fire, flood or other physical event, or other disruptions. Any such breach or disruption could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party providers. We may be unable to identify, investigate or remediate cyber events or incidents because attackers are increasingly using sophisticated techniques and tools (including generative artificial intelligence and other machine learning techniques) that can avoid detection, circumvent security controls, and even remove or obfuscate forensic evidence. Such an incident could result in potential liability or a loss of confidence and legal claims or proceedings; damage our reputation, competitiveness, stock price and long-term value; increase remediation, cybersecurity protection and insurance premium costs; disrupt and affect our business operations; or have material adverse effects on our business. There can be no assurance that our security measures taken to manage the risk of a security breach, cyber-attack or disruption will be effective or that attempted security breaches, cyber-attacks or disruptions would not be successful or damaging.

As new technologies, including tools that harness generative artificial intelligence and other machine learning techniques, rapidly develop and become accessible, the use of such new technologies by us will present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business.

We operate in an intensely competitive business environment. We may not be as successful as our competitors incorporating AI into our business or adapting to a rapidly changing marketplace.

Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including AI. These competitive advantages may enable our competition to innovate better and more quickly, to compete more effectively, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may lower barriers to entry in our industry and we may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services may affect our customers’ expectations, requirements, or tastes in ways we cannot adequately anticipate or adapt to, causing our business to lose market share or affect our ability to operate profitably and sustainably.

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

Our OZ Fund may fail to qualify for the tax benefits available for investments in qualified opportunity zones under the detailed rules adopted by the Internal Revenue Service. Some aspects of the qualified opportunity zone rules adopted by the Internal Revenue Service remain uncertain. Legislation may be needed to clarify certain of the provisions in the qualified opportunity zone rules and to give proper effect to Congressional intent as expressed in the TCJA. No assurance can be provided that additional legislation will be enacted, and even if enacted, that such additional legislation will clearly address all items that require or would benefit from clarification. It is unclear if additional guidance will be released, or in what manner the Treasury Department will resolve any remaining areas of uncertainty. Accordingly, there can be no guarantee that our OZ Fund will qualify under the qualified opportunity zone rules as a qualified opportunity zone fund or that the Company will be able to realize, through its investment in the fund, any of the desired tax benefits.

We face various risks and uncertainties related to public health crises, pandemics or other highly infectious or contagious diseases. Although the World Health Organization declared the public health emergency to be over, we face various risks and uncertainties related to public health crises which may disrupt financial markets and significantly impacted worldwide economic activity. A further epidemic, pandemic or other future health crisis, as well as mandatory and voluntary actions taken to mitigate the public health impact of any such health crisis may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

The Company’s Board and its Cybersecurity Subcommittee are responsible for overseeing the Company’s risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Company’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Company’s overall risk management system and processes. In general, the Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Company’s cybersecurity risk management strategy focuses on several areas:

●	Identification and Reporting: The Company has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Company’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.

●	Technical Safeguards: The Company implements technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats. The company uses a managed antivirus platform to scan for viruses, manage patching and updates, and provide remote support and monitoring tools. Firewalls, web filtration, network intrusion prevention measures, monitoring nodes, and network access controls are evaluated annually and improved through vulnerability assessments. All company accounts have strong passwords and two factor authentication, where available. The Information Technology (“IT”) Department researches emerging cybersecurity threats and keeps employees informed on the best security practices. We have also implemented Threatlocker on our corporate machines, a zero trust program that will prevent unapproved software to run.

●	Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. The Company conducts regular tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.

●	Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on the Company’s cybersecurity systems.

●	Education and Awareness: The Company provides regular, mandatory training for all levels of employees regarding cybersecurity threats as a means to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

The Company conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The Company conducts annual reviews of backup logs, access privileges, financial transactions, and application updates. Backups are tested for integrity and functionality. The company regularly conducts seminars on the rollout of new applications and features for employees, as well as administering phishing testing and security awareness training. The results of such assessments, audits, and reviews are evaluated by management and reported to the Cybersecurity Subcommittee and the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

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

The members of the IT Department have served in various roles in information technology and information security for over six years. The IT Systems Administrators have experience in monitoring arising security threats, creating documented cybersecurity and technology usage policies, and bringing companies into compliance with cybersecurity regulations.

Material Effects of Cybersecurity Incidents

As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, including its business strategy, results of operations, or financial condition, nor, in our view, are such threats currently reasonably likely to materially affect the Company.

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities. As of December 31, 2024, the Company operated 139 manufactured home communities, 137 of which are communities in which the Company owns either a 100% or majority interest, containing a total of approximately 26,300 developed homesites, on which approximately 10,300 Company-owned rental homes are situated. The 139 communities include (i) two communities in central Florida owned through a joint venture with Nuveen Real Estate in which the Company has a 40% interest (Sebring Square and Rum Runner), (ii) two communities in Tennessee, the Countryside Village expansion (Duck River Estates) and the Allentown expansion (River Bluff Estates), that were previously part of other company-owned communities but are now considered separate communities, and (iii) two communities acquired through the Company’s OZ Fund. These 139 communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. The rents collectible from the land in our communities ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. There is a long-term trend toward larger manufactured homes. Existing manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2024.

						Weighted Average
	Number of	Occupancy	Occupancy			Monthly Rent Per
Name of Community	Developed Sites	Percentage at 12/31/24	Percentage at 12/31/23	Acreage Developed	Additional Acreage	Site at 12/31/24

Allentown	434	97%	97%	74	168	$601
4912 Raleigh-Millington Road
Memphis, TN 38128

Arbor Estates	230	94%	96%	30	1	$900
1081 North Easton Road
Doylestown, PA 18902

Auburn Estates	42	88%	93%	13	-0-	$472
919 Hostetler Road
Orrville, OH 44667

Bayshore Estates	204	82%	86%	56	-0-	$410
105 West Shoreway Drive
Sandusky, OH 44870

Birchwood Farms	143	97%	98%	28	-0-	$591
8057 Birchwood Drive
Birch Run, MI 48415

Boardwalk	195	100%	98%	45	-0-	$498
2105 Osolo Road
Elkhart, IN 46514

Broadmore Estates	388	94%	92%	93	19	$591
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	84%	82%	37	2	$587
107 Skyline Drive
Berwick, PA 18603

Brookview Village	190	93%	93%	50	60	$653
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Camelot Village	134	85%	91%	47	35	$382
2700 West 38th Street
Anderson, IN 46013

Camelot Woods	153	67%	63%	32	-0-	$374
124 Clairmont Drive
Altoona, PA 16601

						Weighted Average
	Number of	Occupancy	Occupancy			Monthly Rent Per
Name of Community	Developed Sites	Percentage at 12/31/24	Percentage at 12/31/23	Acreage Developed	Additional Acreage	Site at 12/31/24

Candlewick Court	211	83%	84%	40	-0-	$601
1800 Candlewick Drive
Owosso, MI 48867

Carsons	122	94%	96%	14	48	$474
649 North Franklin Street Lot 116
Chambersburg, PA 17201

Catalina	458	89%	84%	75	26	$551
6501 Germantown Road
Middletown, OH 45042

Cedarcrest Village	283	99%	98%	71	30	$760
1976 North East Avenue
Vineland, NJ 08360--

Center Manor	95	25%	24%	16	2	$500
400 Center Manor Drive
Monaca, PA 15061

Chambersburg I & II	95	84%	92%	11	-0-	$456
5368 Philadelphia Avenue Lot 34
Chambersburg, PA 17201

Chelsea	85	95%	99%	12	-0-	$485
459 Chelsea Lane
Sayre, PA 18840

Cinnamon Woods	69	91%	98%	29	48	$656
70 Curry Avenue
Conowingo, MD 21918

City View	57	100%	93%	20	2	$368
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	100%	100%	23	1	$545
60 North State Route 101
Tiffin, OH 44883

Collingwood	102	88%	87%	20	-0-	$552
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	159	89%	97%	31	1	$421
917 Two Ridge Road
Wintersville, OH 43953

Countryside Estates	164	90%	95%	44	20	$463
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	140	90%	97%	27	-0-	$468
6605 State Route 5
Ravenna, OH 44266

Countryside Village	349	95%	98%	74	-0-	$503
200 Early Road
Columbia, TN 38401

						Weighted Average
	Number of	Occupancy	Occupancy			Monthly Rent Per
Name of Community	Developed Sites	Percentage at 12/31/24	Percentage at 12/31/23	Acreage Developed	Additional Acreage	Site at 12/31/24

Cranberry Village	187	97%	95%	36	-0-	$740
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	97	93%	96%	19	-0-	$442
Wolcott Hollow Road & Route 220
Athens, PA 18810

Cross Keys Village	132	92%	92%	21	2	$600
259 Brown Swiss Circle
Duncansville, PA 16635

Crossroads Village	34	79%	79%	9	-0-	$500
549 Chicory Lane
Mount Pleasant, PA 15666

Dallas Mobile Home Community	142	87%	94%	21	-0-	$347
1104 North 4th Street
Toronto, OH 43964

Deer Meadows	98	98%	94%	22	8	$438
12921 Springfield Road
New Springfield, OH 44443

Deer Run	179	72%	68%	33	-0-	$199
3142 Flynn Road Lot 194
Dothan, AL 36303

Duck River Estates	91	89%	88%	38	70	$537
1500 Whistling Duck Road
Columbia, TN 38401

D & R Village	236	94%	94%	44	-0-	$716
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	55	100%	100%	10	3	$468
425 Medina Street
Lodi, OH 44254

Evergreen Manor	66	95%	89%	7	-0-	$475
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	92%	90%	10	4	$496
9249 State Route 44
Mantua, OH 44255

Fairview Manor	316	94%	95%	66	132	$851
2110 Mays Landing Road
Millville, NJ 08332

						Weighted Average
	Number of	Occupancy	Occupancy			Monthly Rent Per
Name of Community	Developed Sites	Percentage at 12/31/24	Percentage at 12/31/23	Acreage Developed	Additional Acreage	Site at 12/31/24

Fifty-One Estates	170	86%	84%	42	6	$551
Hayden Boulevard
Elizabeth, PA 15037

Fohl Village	315	81%	79%	126	44	$417
5729 Joleda Drive SW
Canton, OH 44706

Forest Creek	167	93%	98%	37	-0-	$629
855 East Mishawaka Road
Elkhart, IN 46517

Forest Park Village	247	90%	89%	79	-0-	$670
102 Holly Drive
Cranberry Township, PA 16066

Fox Chapel Village	121	95%	99%	23	2	$473
1 Greene Drive
Cheswick, PA 15024

Frieden Manor	193	98%	98%	42	99	$580
102 Frieden Manor
Schuylkill Haven, PA 17972

Friendly Village	824	61%	58%	101	-0-	$495
27696 Oregon Road
Perrysburg, OH 43551

Garden View Estates (1)	181	45%	34%	31	8	$233
100 Citrus Circle
Orangeburg, SC 29115

Green Acres	24	100%	96%	6	-0-	$480
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	92%	100%	9	-0-	$798
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	100%	99%	25	-0-	$530
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	368	86%	84%	79	-0-	$594
109 Main Street
Inkerman, PA 18640

Hidden Creek	349	74%	73%	69	19	$408
6400 South Dixie Highway
Erie, MI 48133

High View Acres	154	84%	84%	43	-0-	$503
247 Murray Lane
Export, PA 15632

						Weighted Average
	Number of	Occupancy	Occupancy			Monthly Rent Per
Name of Community	Developed Sites	Percentage at 12/31/24	Percentage at 12/31/23	Acreage Developed	Additional Acreage	Site at 12/31/24

Highland	246	89%	88%	42	-0-	$516
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	318	97%	97%	98	65	$754
60 Old Route 22
Kutztown, PA 19530

Hillcrest Crossing	198	90%	91%	60	16	$415
100 Lorraine Drive
Lower Burrell, PA 15068

Hillcrest Estates	219	100%	99%	46	45	$568
14200 Industrial Parkway
Marysville, OH 43040

Hillside Estates	90	86%	89%	33	16	$465
1722 Snyder Avenue
Greensburg, PA 15601

Holiday Village	347	92%	89%	53	12	$599
201 Sam Street
Nashville, TN 37207

Holiday Village	326	95%	93%	53	2	$610
1350 Co Road 3
Elkhart, IN 46514

Holly Acres Estates	153	99%	97%	30	9	$476
7240 Holly Dale Drive
Erie, PA 16509

Hudson Estates	156	99%	96%	19	-0-	$427
100 Keenan Road
Peninsula, OH 44264

Huntingdon Pointe	84	100%	98%	45	4	$391
240 Tee Drive
Tarrs, PA 15688

Independence Park	90	96%	93%	36	15	$500
355 Route 30
Clinton, PA 15026

Iris Winds	141	91%	84%	24	71	$395
1230 South Pike East Lot 144
Sumter, SC 29153

Kinnebrook	250	97%	100%	66	32	$750
351 State Route 17B
Monticello, NY 12701

Lake Erie Estates	162	71%	68%	21	-0-	$467
3742 East Main Street, Apt 1
Fredonia, NY 14757

						Weighted Average
	Number of	Occupancy	Occupancy			Monthly Rent Per
Name of Community	Developed Sites	Percentage at 12/31/24	Percentage at 12/31/23	Acreage Developed	Additional Acreage	Site at 12/31/24

Lake Sherman Village	259	96%	92%	63	34	$594
7227 Beth Avenue, SW
Navarre, OH 44662

Lakeview Meadows	126	74%	61%	21	32	$448
11900 Duff Road, Lot 58
Lakeview, OH 43331

Laurel Woods	210	82%	84%	43	-0-	$520
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	61	93%	93%	13	-0-	$431
11563 Back Massillon Road
Orrville, OH 44667

Mandell Trails	140	77%	76%	54	15	$336
108 Bay Street
Butler, PA 16002

Maple Manor	317	84%	84%	71	-0-	$504
18 Williams Street
Taylor, PA 18517

Marysville Estates	305	80%	77%	58	-0-	$514
548 North Main Street
Marysville, OH 43040

Meadowood	122	98%	97%	20	-0-	$496
9555 Struthers Road
New Middletown, OH 44442

Meadows	334	83%	83%	61	-0-	$529
11 Meadows
Nappanee, IN 46550

Meadows of Perrysburg	215	90%	96%	47	37	$527
27484 Oregon Road
Perrysburg, OH 43551

Melrose Village	293	92%	92%	71	-0-	$480
4400 Melrose Drive, Lot 301
Wooster, OH 44691

Melrose West	29	100%	100%	27	3	$532
4455 Cleveland Road
Wooster, OH 44691

Memphis Blues (2)	134	93%	77%	16	78	$517
1401 Memphis Blues Avenue
Memphis, TN 38127

Mighty Oak (1)	118	23%	1%	26	-0-	$450
1203 Moultrie Road
Albany, GA 31705

						Weighted Average
	Number of	Occupancy	Occupancy			Monthly Rent Per
Name of Community	Developed Sites	Percentage at 12/31/24	Percentage at 12/31/23	Acreage Developed	Additional Acreage	Site at 12/31/24

Monroe Valley	44	98%	100%	11	-0-	$620
15 Old State Road
Jonestown, PA 17038

Moosic Heights	150	97%	95%	35	-0-	$526
118 1st Street
Avoca, PA 18641

Mount Pleasant Village	114	96%	96%	19	-0-	$437
1 Village Drive
Mount Pleasant, PA 15666

Mountaintop	39	95%	95%	11	2	$767
Mountain Top Lane
Narvon, PA 17555

Mountain View (3)	-0-	N/A	N/A	-0-	220	N/A
Van Dyke Street
Coxsackie, NY 12501

New Colony	113	84%	79%	16	-0-	$541
3101 Homestead Duquesne Road
West Mifflin, PA 15122

Northtowne Meadows	386	89%	89%	85	-0-	$491
6255 Telegraph Road
Erie, MI 48133

Oak Ridge Estates	205	97%	98%	40	-0-	$617
1201 Country Road 15
Elkhart, IN 46514

Oak Tree	260	97%	97%	39	2	$515
565 Diamond Road
Jackson, NJ 08527

Oakwood Lake Village	78	79%	76%	40	-0-	$599
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	124	99%	98%	15	-0-	$551
26875 Bagley Road
Olmsted Falls, OH 44138

Oxford Village	224	98%	98%	59	2	$870
2 Dolinger Drive
West Grove, PA 19390

Parke Place	384	94%	91%	94	15	$501
2331 Osolo Road
Elkhart, IN 46514

Perrysburg Estates	133	92%	88%	26	7	$461
23720 Lime City Road
Perrysburg, OH 43551

						Weighted Average
	Number of	Occupancy	Occupancy			Monthly Rent Per
Name of Community	Developed Sites	Percentage at 12/31/24	Percentage at 12/31/23	Acreage Developed	Additional Acreage	Site at 12/31/24

Pikewood Manor	492	94%	90%	86	31	$537
1780 Lorain Boulevard
Elyria, OH 44035

Pine Ridge Village/Pine Manor	194	91%	88%	50	30	$690/$713
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	214	86%	82%	38	-0-	$463
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	111	86%	85%	21	9	$516
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	477	66%	65%	101	-0-	$595
485 Patterson Lane
Belle Vernon, PA 15012

Redbud Estates	566	99%	99%	128	21	$329
1800 West 38th Street
Anderson, IN 46013

River Bluff Estates	52	0%	N/A	15	14	N/A
4700 Raleigh-Millington Road
Memphis, TN 38128

River Valley Estates	231	92%	93%	60	-0-	$506
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	91	95%	91%	31	1	$500
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	66	88%	85%	17	66	$592
1198 Rostraver Road
Belle Vernon, PA 15012

Rum Runner (4)	144	13%	2%	20	-0-	$700
2545 Brunns Road
Sebring, FL 33870

Saddle Creek	120	12%	1%	29	7	$470
2390 Denton Road
Dothan, AL 36303

Sandy Valley Estates	363	83%	85%	102	10	$543
11461 State Route 800 N.E.
Magnolia, OH 44643

Sebring Square (4)	219	43%	33%	39	-0-	$700
30955 Sunlight Circle
Sebring, FL 33870

Shady Hills	212	92%	94%	25	-0-	$592
1508 Dickerson Pike #L3
Nashville, TN 37207

Somerset Estates/Whispering Pines	249	86%	86%	74	24	$506/$606
1873 Husband Road
Somerset, PA 15501

						Weighted Average
	Number of	Occupancy	Occupancy			Monthly Rent Per
Name of Community	Developed Sites	Percentage at 12/31/24	Percentage at 12/31/23	Acreage Developed	Additional Acreage	Site at 12/31/24

Southern Terrace	118	99%	100%	26	4	$461
1229 State Route 164
Columbiana, OH 44408

Southwind Village	250	98%	98%	36	-0-	$700
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	148	95%	93%	37	24	$454
7140-29 Selby Road
Athens, OH 45701

Springfield Meadows	122	97%	98%	43	77	$478
4100 Troy Road
Springfield, OH 45502

Suburban Estates	200	96%	95%	36	-0-	$478
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	96%	95%	25	1	$407
3305 Summit Road
Ravenna, OH 44266

Summit Village	118	93%	92%	25	33	$319
246 North 500 East
Marion, IN 46952

Sunny Acres	207	93%	98%	55	3	$474
272 Nicole Lane
Somerset, PA 15501

Sunnyside	63	89%	87%	8	1	$903
2901 West Ridge Pike
Eagleville, PA 19403

Trailmont	130	96%	98%	32	-0-	$604
122 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	96%	99%	21	-0-	$660
27216 Cook Road
Olmsted Falls, OH 44138

Twin Pines	222	85%	89%	48	2	$583
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	75	84%	84%	13	16	$455
32 Valley High Lane
Ruffs Dale, PA 15679

Valley Hills	267	97%	97%	66	67	$461
4364 Sandy Lake Road
Ravenna, OH 44266

						Weighted Average
	Number of	Occupancy	Occupancy			Monthly Rent Per
Name of Community	Developed Sites	Percentage at 12/31/24	Percentage at 12/31/23	Acreage Developed	Additional Acreage	Site at 12/31/24

Valley Stream	143	79%	79%	37	6	$418
60 Valley Stream
Mountaintop, PA 18707

Valley View I	103	98%	98%	19	-0-	$682
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	43	100%	100%	7	-0-	$710
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Honey Brook	144	97%	99%	28	13	$788
1 Mark Lane
Honey Brook, PA 19344

Voyager Estates	259	74%	71%	72	20	$461
1002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	196	85%	81%	35	-0-	$752
3450 Howard Road Lot 21
Hamburg, NY 14075

Wayside	82	98%	95%	15	14	$427
1000 Garfield Avenue
Bellefontaine, OH 43331

Weatherly Estates	271	97%	97%	41	-0-	$546
271 Weatherly Drive
Lebanon, TN 37087

Wellington Estates	202	94%	98%	46	1	$393
247 Murray Lane
Export, PA 15632

Woodland Manor	148	86%	78%	77	121	$466
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	156	94%	92%	14	-0-	$783
265 Route 35
Eatontown, NJ 07724

Woods Edge	605	62%	63%	151	50	$508
1670 East 650 North
West Lafayette, IN 47906

Wood Valley	160	83%	81%	31	56	$459
2 West Street
Caledonia, OH 43314

Worthington Arms	222	94%	95%	36	-0-	$748
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	87	64%	63%	14	59	$466
999 Balmer Road
Youngstown, NY 14174

Total	26,259	86.5%	85.8%	5,697	2,375	$545

(1)	Community is owned by the OZ Fund.
(2)	Community was closed due to unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community. The total redevelopment will be 237 sites. Phases I and II, consisting of 90 sites, are fully complete and occupied. Phase III, consisting of 44 sites, was recently completed in 2023 and in the process of being occupied. Phase IV is expected to be completed in 2025 and will allow up to an additional 103 sites.
(3)	We are currently seeking site plan approvals for approximately 360 sites for this property.
(4)	Communities formed under the Company’s joint venture with Nuveen Real Estate, in which the Company holds a 40% interest and serves as managing member.

The Company also has 2,375 undeveloped acres that may be developed into approximately 9,500 sites. We have approximately 3,400 sites in various stages of the approval process that may be developed over the next seven years. Due to the uncertainties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

In addition to the 137 manufactured home communities owned by the Company listed above, a joint venture entity owned by the Company and Nuveen Real Estate owns Sebring Square, a newly-developed all-age, manufactured home community located in Sebring, Florida, which was acquired in December 2021. This community contains 219 developed homesites situated on approximately 39 acres. In addition, this joint venture entity owns Rum Runner, a newly-developed all-age, manufactured home community, also located in Sebring, Florida, which was acquired in December 2022. This community contains 144 developed homesites situated on approximately 20 acres. In 2023, the Company expanded its joint venture relationship with Nuveen Real Estate and formed a new joint venture entity focused on the development of a new manufactured home community located in Honey Brook, Pennsylvania. The community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres.

The Company recently entered into a preliminary agreement with a leading national homebuilder regarding the potential formation of a joint venture to develop approximately 131 acres of undeveloped land adjacent to one of the Company’s existing manufactured home communities in southern New Jersey. If necessary governmental approvals can be obtained, the purpose of the joint venture would be to construct roads, infrastructure and other site improvements on the property and then sell the improved lots to an affiliate of the Company’s joint venture partner, which would construct luxury single family residential homes to sell to purchasers. It is envisioned that the joint venture partner would fully fund the costs of required site improvements, to the extent not financed by a third-party construction lender, and would obtain all required approvals. The Company would contribute the real property to the joint venture and receive a percentage of the sale price of each home. If the parties elect to proceed, it is anticipated that the joint venture partner would seek preliminary subdivision and site plan approvals over the next two years and, if these approvals are obtained, the joint venture would then be formally established. Pursuit of this project would be contingent upon execution of definitive documentation setting forth the terms of certain agreements between the parties. There can be no assurance that the Company and its potential joint venture partner will reach agreement or proceed with this arrangement or that required governmental approvals can be obtained. The parties are currently engaged in a 90-day due diligence period during which they intend to commence preliminary discussions with the municipality relating to the necessary approvals.

Significant Properties

The Company owned and operated manufactured home properties with an approximate cost of $1.7 billion as of December 31, 2024. These properties consist of 137 separate manufactured home communities (including two communities acquired through the OZ Fund) and related improvements (excluding the Sebring Square and Rum Runner communities in Florida acquired in December 2021 and 2022, respectively, which are operated by the Company and owned by a joint venture with Nuveen Real Estate). No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Friendly Village (Ohio) with 824 developed sites, Woods Edge (Indiana) with 605 developed sites, Redbud Estates (Indiana) with 566 developed sites, Pikewood Manor (Ohio) with 492 developed sites, and Port Royal Village (Pennsylvania) with 477 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from 2025 to 2034, with a weighted average term of 4.4 years. Interest on these mortgages is payable at fixed rates ranging from 2.62% to 6.74%. The weighted average interest rate on our mortgages, not including the effect of unamortized debt issuance costs, was approximately 4.2% at each of December 31, 2024 and 2023. The aggregate balances of these mortgages, net of unamortized debt issuance costs, totaled $485.5 million and $496.5 million at December 31, 2024 and 2023, respectively. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 7 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Joint Venture with Nuveen

In December 2021, the Company and Nuveen Real Estate, established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines.  The terms of the initial joint venture entity were set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “First LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen.  The First LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years.  The First LLC Agreement called for committed capital to be funded 60% by Nuveen and 40% by the Company on a parity basis.  The Company serves as managing member of the joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management, asset management and other fees from the joint venture entity. In addition, once each member has recouped its invested capital and received a 7.5% net unlevered internal rate of return, 80% of distributable cash will be allocated pro rata in accordance with the members’ respective percentage interests and the Company and Nuveen will receive a promote percentage equal to 70% (in the case of the Company) and 30% (in the case of Nuveen) of the remaining 20% of distributable cash. After seven years the Company may elect to consummate the crystallization of the promote.

Under the terms of the First LLC Agreement, after the later of December 8, 2024 or, the second anniversary of the acquisition and placing in service of a manufactured housing or recreational vehicle community, Nuveen will have a right to initiate the sale of one or more of the communities owned by the joint venture entity. If Nuveen elects to initiate such a sale process, the Company may exercise a right of first refusal to acquire Nuveen’s interest in the community or communities to be sold for a purchase price corresponding to the greater of the appraised value of such communities or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment. In addition, the Company will have the right to buy out Nuveen’s interest in the joint venture entity at any time after December 8, 2031 at a purchase price corresponding to the greater of the appraised value of the portfolio or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment.

The First LLC Agreement between the Company and Nuveen provided that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, the joint venture will be the exclusive vehicle for the Company to acquire any manufactured housing communities and/or recreational vehicle communities that meet the joint venture’s investment guidelines. These guidelines called for the joint venture to acquire manufactured housing and recreational vehicle communities that have been developed within the previous two years and are less than 20% occupied, are located in certain geographic markets, are projected to meet certain cash flow and internal rate of return targets, and satisfy certain other criteria. The Company agreed to offer Nuveen the opportunity to have the joint venture acquire any manufactured housing community or recreational vehicle community that meets these investment guidelines. Under the terms of the First LLC Agreement, if Nuveen determines not to pursue or approve any such acquisition, the Company would be permitted to acquire the property outside the joint venture.  Since the execution of the First LLC Agreement, Nuveen has provided the Company with written waivers of the exclusivity provision of the First LLC Agreement with regard to two property acquisitions that may have fit the investment guidelines of the joint venture, which permitted the Company to acquire them outside of the Nuveen joint venture. Except for investment opportunities that are offered to and declined by Nuveen, the Company is prohibited from developing, owning, operating or managing manufactured housing communities or recreational vehicle communities within a 10-mile radius of any community owned by the joint venture.  However, this restriction does not apply with respect to investments by the Company in existing communities operated by the Company.

The First LLC Agreement provides that Nuveen will have the right to remove and replace the Company as managing member of the joint venture and manager of the joint venture’s properties if the Company breaches certain obligations or certain events occur. Upon such removal, Nuveen may elect to buy out the Company’s interest in the joint venture at 98% of the value of the Company’s interest in the joint venture. If Nuveen does not exercise such buy-out right, the Company may, at specified times, elect to initiate a sale of the communities owned by the joint venture, subject to a right of first refusal on the part of Nuveen. The First LLC Agreement contains restrictions on a party’s right to transfer its interest in the joint venture without the approval of the other party.

The First LLC Agreement requires the Company to offer Nuveen the opportunity to have the joint venture acquire a manufactured housing community or recreational vehicle community that meets the investment guidelines. If Nuveen decides not to acquire the community through the joint venture, however, the Company is free to purchase the community on its own outside of the joint venture.

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

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a new joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “Second LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversite, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development of a new manufactured housing community on this property. The community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres. This community is expected to open at the end of the second quarter of 2025 with our first two homes on order currently.

References in this report to the Company’s joint venture relationship with Nuveen are intended to refer to its ongoing relationship with Nuveen.

The Company accounts for its joint venture with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

Opportunity Zone Fund

The OZ Fund was created in July 2022 to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as qualified opportunity zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas.  The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits.  At the time of the OZ Fund’s formation, the Company invested $8.0 million in the OZ Fund. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. For additional information about the Company’s opportunity zone fund, see Note 6, “Opportunity Zone Fund,” of the Notes to Consolidated Financial Statements.

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

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Series D Preferred Stock and its Common Stock are traded on the NYSE, under the symbols “UMHPRD” and “UMH”, respectively. Effective February 9, 2022, the Company’s Common Stock also began trading on the TASE.

Shareholder Information

As of February 18, 2025, there were 1,210 registered shareholders of the Company’s Common Stock based on the number of record owners. Because many shares of the Company’s Common Stock are held by brokers and other institutions on behalf of their clients, we believe there are considerably more beneficial holders of our Common Stock than record holders.

Dividends

During the year ended December 31, 2024, effective with the second quarter dividend payment, the Company increased its quarterly cash dividends to holders of its Common Stock from $0.205 to $0.215 per share. Total dividends paid for 2024 were $0.85 per share.

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

In general, our Board makes decisions regarding payment of dividends on a quarterly basis. The Board considers many factors when making these decisions, including our present and future liquidity needs, our current and projected financial condition and results of operations. See Item 1A. Risk Factors in this Form 10-K for a description of factors that may affect our ability to pay dividends.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On January 10, 2024, and again on January 7, 2025, the Board reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s Common Stock.  Purchases under the Repurchase Program are permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases would be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of Common Stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Although the Repurchase Program continues in effect, the Company did not repurchase any shares of its Common Stock during 2024.

Comparative Stock Performance

The following line graph compares the total return of the Company’s Common Stock for the last five years to the FTSE Nareit All REITs Index published by the National Association of Real Estate Investment Trusts (“Nareit”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our Common Stock and in each of the indexes listed below on December 31, 2019 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not necessarily indicative of future stock performance.

Item 6 – [Reserved]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2024 Accomplishments

During 2024, UMH made substantial progress on multiple fronts – generating solid operating results, achieving strong growth and improving our financial position. We have:

●	Increased Rental and Related Income by 9%;
●	Increased Community Net Operating Income (“NOI”) by 10%;
●	Increased Normalized Funds from Operations (“Normalized FFO”) by 27%;
●	Increased Normalized FFO per diluted share by 8% from $0.86 per diluted share in 2023 to $0.93 per diluted share in 2024:
●	Increased Same Property NOI by 10%;
●	Increased Same Property Occupancy by 70 basis points from 87.1% to 87.8%;
●	Improved our Same Property expense ratio from 40.5% at yearend 2023 to 39.7% at yearend 2024;
●	Increased Sales of Manufactured Homes by 8%;
●	Amended our unsecured credit facility to expand available borrowings by $80 million from $180 million to $260 million syndicated with BMO Capital Markets Corp., JPMorgan Chase Bank, NA and Wells Fargo, N.A.;
●	Raised our quarterly common stock dividend by 4.9% to $0.215 per share or $0.86 annually;
●	Increased our Total Market Capitalization by 23% to over $2.5 billion at yearend;
●	Increased our Equity Market Capitalization by 48% to over $1.5 billion at yearend;
●	Reduced our Net Debt to Total Market Capitalization from 31.3% in 2023 to 20.8% in 2024;
●	Issued and sold approximately 12.5 million shares of Common Stock through our At-the-Market Sale Programs at a weighted average price of $17.92 per share, generating gross proceeds of $224.5 million and net proceeds of $220.6 million, after offering expenses;
●	Issued and sold approximately 1.2 million shares of Series D Preferred Stock through our At-the-Market Sale Program at a weighted average price of $23.41 per share, generating gross proceeds of $28.5 million and net proceeds of $28.0 million, after offering expenses;
●	Subsequent to year end, issued and sold approximately 270,000 shares of Common Stock through our At-the-Market Sale Program at a weighted average price of $18.18 per share, generating gross proceeds of $4.9 million and net proceeds of $4.8 million, after offering expenses; and
●	Subsequent to year end, issued and sold approximately 49,000 shares of Series D Preferred Stock through our At-the-Market Sale Program at a weighted average price of $23.03 per share, generating gross proceeds and net proceeds of $1.1 million, after offering expenses.

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

The Company is incorporated in Maryland and operates as a self-administered, self-managed REIT with its headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces on an annual or month-to-month basis to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, S&F, sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. During 2022, the Company also formed an opportunity zone fund to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The Company holds a 77% interest in its OZ Fund.

As of December 31, 2024, we operated 139 manufactured home communities, 137 of which are communities in which we own either a 100% or majority interest, containing a total of approximately 26,300 developed homesites, on which approximately 10,300 Company-owned rental homes are situated.  The 139 communities include (i) two communities in central Florida owned through a joint venture with Nuveen Real Estate in which the Company has a 40% interest (Sebring Square and Rum Runner), (ii) two communities in Tennessee, the Countryside Village expansion (Duck River Estates) and the Allentown expansion (River Bluff Estates), that were previously part of other Company-owned communities but are now considered separate communities, and (iii) two communities acquired through the Company’s OZ Fund. These 139 communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions. On November 30, 2023, the Company expanded its joint venture relationship with Nuveen Real Estate and formed a new joint venture entity focused on the development of a new manufactured housing community located in Honey Brook, Pennsylvania. As with the original 2021 joint venture entity, UMH has a 40% stake in the new joint venture entity and serves as the managing member, developer and operating member. The Honey Brook community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres. This community is expected to open at the end of the second quarter of 2025 with our first two homes on order currently.

The Company earns income from the operation of its manufactured home communities which includes leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of third party home sales, self-storage leases, oil and gas leases, cable service agreements and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. In addition, the Company receives property management and other fees from its joint venture arrangements with Nuveen and from its opportunity zone fund. Management views the Company as a single segment based on its method of internal reporting in addition to its allocation of capital and resources.

Occupancy in our properties, as well as our ability to increase rental rates, directly affects revenues. In 2024, total income increased 9% from the prior year due to our rental program, rent increases and the growth of our sales business. Community NOI (as defined below) increased 10% from the prior year. Overall occupancy increased 60 basis points from 86.7% as of December 31, 2023 to 87.3% as of December 31, 2024. Same property occupancy, which includes communities owned and operated as of January 1, 2023, increased 70 basis points from 87.1% as of December 31, 2023 to 87.8% as of December 31, 2024. (Unless expressly indicated, information in this report with respect to the Company’s properties, including financial and operating results for the year ended December 31, 2024, does not include the properties owned by the Company’s joint venture with Nuveen.)

Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in continued high demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Due to high mortgage rates and lack of inventory, the higher cost of buying a home versus renting one is at its most extreme since 1996. According to the National Association of Realtors, reported sales of existing homes fell to 4.06 million in 2024, the lowest level in nearly 30 years. We believe rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. During 2024, our portfolio of rental homes increased by 364 homes, net of rental home sales. Occupied rental homes represent approximately 43.0% of total occupied sites. Occupancy in rental homes continues to be strong and registered at 94.0% as of December 31, 2024. Our manufactured home communities compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

The Company holds a portfolio of marketable equity securities of other REITs with a fair value of $31.9 million as of December 31, 2024, representing 1.6% of our undepreciated assets (total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional diversification, liquidity and income. As of December 31, 2024, 99% consisted of REIT common stocks and 1% of the Company’s portfolio consisted of REIT preferred stocks. The Company does not intend to increase its investment in the REIT securities portfolio.

The Company invests in these REIT securities and, from time to time, may use margin debt when an adequate yield spread can be obtained. The Company’s weighted average yield on the securities portfolio was approximately 4.5% at December 31, 2024. At December 31, 2024, the Company had unrealized losses of $38.5 million in its REIT securities portfolio. During 2024, the Company sold positions in securities, generating a net realized loss of $3.8 million.

The Company continues to strengthen its balance sheet. During the year ended December 31, 2024, through an at-the-market sale program for our Common Stock that was established in March 2024 (the “March 2024 Common ATM Program”), an at-the-market sale program for our Common Stock that was established in September 2024 (the “September 2024 Common ATM Program”) and a prior at-the-market sale program for our Common Stock established in 2023 (collectively, the “Common ATM Programs”), the Company issued and sold a total of 12.5 million shares of our Common Stock, generating gross proceeds of $224.5 million and net proceeds of $220.6 million, after offering expenses. Additionally, during 2024 the Company raised approximately $10.2 million in new capital through the Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

During the year ended December 31, 2024, through an at-the-market sale program for our Preferred Stock that was established in January 2023 (the “2023 Preferred ATM Program,” and together with the Common ATM Programs, the “At-the-Market Sale Programs”), the Company issued and sold a total of approximately 1.2 million shares of our Series D Preferred Stock, generating gross proceeds of $28.5 million and net proceeds of $28.0 million, after offering expenses.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

On December 31, 2024, the Company had approximately $99.7 million in cash and cash equivalents and $260 million available on our credit facility. We also had $138 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory and $55 million available on our lines of credit secured by rental homes and rental home leases.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. As part of this plan, we intend to seek opportunities, through our OZ Fund, to acquire communities that require substantial capital investment and are located in qualified opportunity zones. In addition, on behalf of our joint venture arrangement with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines.  There is no guarantee that any of these additional opportunities will continue to materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of the joint venture depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company’s lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions in 2024 and 2023

There were no acquisitions made during 2024. On January 19, 2023, through our qualified opportunity zone fund, we acquired Mighty Oak, a newly developed manufactured home community located in Albany, GA for approximately $3.65 million, This community contains a total of 118 newly developed homesites that are situated on approximately 26 total acres and was unoccupied at the date of the acquisition.

In addition, in November 2023, 61 acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to an entity formed under our joint venture with Nuveen for the purpose of developing a new manufactured housing community, which, once complete, is expected to contain 113 sites. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This community is expected to open at the end of the second quarter of 2025 with our first two homes currently on order.

Results of Operations

2024 vs. 2023

Rental and related income increased from $189.7 million for the year ended December 31, 2023 to $207.0 million for the year ended December 31, 2024, or 9%. This increase was due to increases in rental rates, same property occupancy and additional rental homes. During 2024, the Company raised rental rates by 5% to 6% at most communities. Rent increases vary depending on overall market conditions and demand. Occupancy, as well as the ability to increase rental rates, directly affects revenues. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy was 87.3% and 86.7% at December 31, 2024 and 2023, respectively. Demand for rental homes continues to be strong. As of December 31, 2024, we had approximately 10,300 rental homes with an occupancy rate of 94.0%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates.

Community operating expenses increased from $81.3 million for the year ended December 31, 2023 to $87.4 million for the year ended December 31, 2024, or 7%. This increase was due to increases in payroll and payroll costs, real estate taxes, insurance, professional fees, waste removal, water expenses and sewer expenses.

Community NOI increased from $108.4 million for the year ended December 31, 2023 to $119.7 million for the year ended December 31, 2024, or 10%. This increase was primarily due to the increases in rental rates, occupancy and rental homes. The operating expense ratio (defined as community operating expenses divided by rental and related income) improved 70 basis points from 42.9% in 2023 to 42.2% for 2024. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased from $31.2 million for the year ended December 31, 2023 to $33.5 million for the year ended December 31, 2024, or 8%. The total number of homes sold increased 16% from 341 homes in 2023 to 394 homes in 2024. Cost of sales of manufactured homes increased from $21.1 million for the year ended December 31, 2023 to $21.9 million for the year ended December 31, 2024, or 4%. The gross profit percentage was 35% and 32% for the years ended December 31, 2024 and 2023, respectively. Selling expenses remained relatively stable for the years ended December 31, 2023 and 2024. Gain from the sales operations, excluding interest on the financing of inventory, increased 53% and amounted to a gain of $4.8 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed. Despite high mortgage rates, home prices have continued to rise as fewer sellers are listing homes and inventories decline resulting in the inherent relative affordability of our property type becoming more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses increased from $19.7 million for the year ended December 31, 2023 to $21.8 million for the year ended December 31, 2024, or 11%. This increase was primarily due to an increase in payroll and related personnel cost and an increase in meeting costs as a result of our biennial in-person employee training meeting (which was not held during 2023). General and administrative expenses, excluding non-recurring expenses, as a percentage of gross revenue (total income plus interest, dividends and other income) was approximately 8.7% and 8.1% for the years ended December 31, 2024 and 2023, respectively.

Depreciation expense increased from $55.7 million for the year ended December 31, 2023 to $60.2 million for the year ended December 31, 2024, or 8%. This increase was primarily due to the increases in rental homes during 2024 and 2023.

Interest income increased from $5.0 million for the year ended December 31, 2023 to $7.1 million for the year ended December 31, 2024, or 43%. This increase was primarily due to an increase in the average balance of notes receivable from $71.5 million for the year ended December 31, 2023 to $83.9 million for the year ended December 31, 2024 and interest earned on excess cash during 2024. The weighted average interest rate earned on notes receivables increased 10 basis points and was 7.1% and 7.0% as of December 31, 2024 and 2023, respectively.

Dividend income decreased from $2.3 million for the year ended December 31, 2023 to $1.5 million for the year ended December 31, 2024, or 37%. This decrease was due to reduced dividends from a combination of our smaller securities portfolio and the weighted average yield on our dividends received from our marketable securities investments. The weighted average yield decreased 220 basis points from 6.7% in 2023 to 4.5% in 2024.

The Company recognized a realized loss on sales of marketable securities of $3.8 million for the year ended December 31, 2024. The Company recognized a realized gain on sales of marketable securities of $183,000 for the year ended December 31, 2023. The increase (decrease) in fair value of marketable securities amounted to an increase of $1.2 million and a decrease of $3.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had total net unrealized losses of $38.5 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, decreased from $32.5 million for the year ended December 31, 2023 to $27.3 million for the year ended December 31, 2024, or 16%. This decrease was due to a decrease in the average balance of mortgages and loans from $626.2 million at December 31, 2023 to $551.9 million at December 31, 2024. The weighted average interest rate on our total debt decreased from 4.6% at December 31, 2023 to 4.4% at December 31, 2024, respectively.

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

Sales of manufactured homes increased from $25.3 million for the year ended December 31, 2022 to $31.2 million for the year ended December 31, 2023, or 23%. The total number of homes sold increased from 301 homes in 2022 to 341 homes in 2023. There was a 14% increase in new homes sold from 144 new homes sold in 2022 to 164 new homes sold in 2023. The Company’s average sales price increased 8% in 2023 and was approximately $91,000 for the year ended December 31, 2023 and $84,000 for the year ended December 31, 2022. Cost of sales of manufactured homes increased from $17.6 million for the year ended December 31, 2022 to $21.1 million for the year ended December 31, 2023, or 20%. The gross profit percentage was 32% and 31% for 2023 and 2022, respectively. Selling expenses increased from $5.3 million for the year ended December 31, 2022 to $6.9 million for the year ended December 31, 2023, or 32%. Gain from the sales operations, excluding interest on the financing of inventory, increased 24% and amounted to a gain of $3.1 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively.

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

Interest income increased from $4.1 million for the year ended December 31, 2022 to $5.0 million for the year ended December 31, 2023, or 22%. This increase was primarily due to an increase in the average balance of notes receivable from $58.6 million for the year ended December 31, 2022 to $71.5 million for the year ended December 31, 2023. The weighted average interest rate earned on these notes receivables increased 30 basis points and was 7.0% and 6.7% as of December 31, 2023 and 2022, respectively.

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

The Company recognized a realized gain on sales of marketable securities of $183,000 for the year ended December 31, 2023. The Company recognized a realized gain on sales of marketable securities of $6.4 million for the year ended December 31, 2022 primarily as a result of the cash consideration received in the MREIC merger, partially offset by a loss on sale of other marketable securities. The decrease in fair value of marketable securities amounted to $3.6 million and $21.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had total net unrealized losses of $39.7 million in its REIT securities portfolio.

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

The Company’s Community NOI for the years ended December 31, 2024, 2023 and 2022 is calculated as follows (in thousands):

	2024	2023	2022

Rental and Related Income	$207,019	$189,749	$170,434
Community Operating Expenses	(87,354)	(81,343)	(75,660)

Community NOI	$119,665	$108,406	$94,774

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the years ended December 31, 2024, 2023 and 2022 are calculated as follows (in thousands):

	2024	2023	2022

Net Income (Loss) Attributable to Common Shareholders	$2,472	$(8,714)	$(36,265)
Depreciation Expense	60,239	55,719	48,769
Depreciation Expense from Unconsolidated Joint Venture	824	692	371
Loss on Sales of Investment Property and Equipment	113	-0-	169
(Increase) Decrease in Fair Value of Marketable Securities	(1,167)	3,555	21,839
(Gain) Loss on Sales of Marketable Securities, net	3,778	(183)	(6,394)
FFO Attributable to Common Shareholders	66,259	51,069	28,489

Adjustments:
Redemption of Preferred Stock	-0-	-0-	12,916
Amortization	2,384	2,135	1,956
Non-Recurring Other Expense (1)	846	1,329	3,479
Normalized FFO Attributable to Common Shareholders	$69,489	$54,533	$46,840

(1)	Consists of one-time legal and professional fees ($452), costs associated with acquisition not completed ($12) and costs associated with the liquidation/sale of inventory in a particular sales center ($382) for 2024. Consists of the previously disclosed special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which were being expensed over the vesting period ($862), non-recurring expenses for the joint venture with Nuveen ($135), one-time legal fees ($76), fees related to the establishment of the OZ Fund ($37), and costs associated with acquisitions and financing that were not completed ($219) in 2023. Consists of special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which were being expensed over the vesting period ($1,724) and non-recurring expenses for the joint venture with Nuveen ($264), early extinguishment of debt ($320), one-time legal fees ($197), fees related to the establishment of the OZ Fund ($954), and costs associated with acquisition not completed ($20) in 2022.

Liquidity and Capital Resources

The Company operates as a REIT deriving its income primarily from real estate rental operations. The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, and other incurrence of indebtedness, proceeds from the DRIP, and access to the capital markets, including sales of Common Stock and Series D Preferred Stock through its At-the-Market Sale Programs. In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s At-the-Market Sale Programs. In order to provide continued financial flexibility to opportunistically access the capital markets, on March 12, 2024, the Company implemented its March 2024 Common ATM Program which allowed the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million, from time to time through the distribution agents. In addition, on September 16, 2024, the Company terminated the use of its successful March 2024 Common ATM Program and implemented a new September 2024 Common ATM Program which allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million, from time to time through the distribution agents. Additionally, during 2024 the Company expanded the borrowing capacity on its unsecured revolving credit facility from $180 million in available borrowings to $260 million in available borrowings.

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

The Company continues to strengthen its capital and liquidity positions. During the year ended December 31, 2024, the Company issued and sold 12.5 million shares of Common Stock through our Common ATM Programs at a weighted average price of $17.92 per share, generating gross proceeds of $224.5 million and net proceeds of $220.6 million, after offering expenses.

Through our 2023 Preferred ATM Program, the Company issued and sold a total of 1.2 million shares of our Series D Preferred Stock generating gross proceeds of $28.5 million and net proceeds after offering expenses of $28.0 million during the year ended December 31, 2024.

As of December 31, 2024, $89.8 million of Common Stock remained available for sale under the September 2024 Common ATM Program and $17.6 million in shares of Series D Preferred Stock remained available for sale under the 2023 Preferred ATM Program. Subsequent to year end, the Company issued and sold 270,000 shares of Common Stock under the September 2024 Common ATM Program for gross proceeds of $4.9 million. Subsequent to year end, the Company issued and sold a total of 49,000 shares of Preferred Stock under the 2023 Preferred ATM Program for gross proceeds of $1.1 million.

In addition, the Company has a DRIP in which participants can purchase original issue shares of Common Stock from the Company at a price of approximately 95% of market. During 2024, amounts received under the DRIP, including dividends reinvested of $3.2 million, totaled $10.2 million. The Company issued a total of 623,000 shares under the DRIP during 2024.

The Company also has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $35 million revolving line of credit for the financing of homes that was not utilized at December 31, 2024, revolving credit facilities totaling $103.0 million to finance inventory purchases, that were not utilized at December 31, 2024 and $55.0 million available on our lines of credit secured by rental homes and rental homes leases.

As of December 31, 2024, the Company had $99.7 million of cash and cash equivalents and marketable securities of $31.9 million. The Company operated 139 communities (including 137 communities in which the Company owned either a 100% interest or a majority interest and two communities owned by the Company’s joint venture with Nuveen), of which 52 are unencumbered. Except for communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company holds a 40% equity interest in the entities formed under its joint venture with Nuveen, which owns two newly developed communities that are unencumbered and one community in the process of being developed that is also unencumbered.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2024, total investment property, including rental homes, increased 8% or $130.1 million. We have also expanded three communities for a total of 190 additional home sites.  See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 7 of the Notes to Consolidated Financial Statements for related debt transactions. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions (including the Company’s 40% share of acquisition costs that may be incurred pursuant to its joint venture with Nuveen Real Estate) may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of debt, Common Stock or Preferred Stock, including under the September 2024 Common ATM Program or the 2023 Preferred ATM Program or any other at-the-market sale programs that the Company may commence.  To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company owned approximately 10,300 rental homes, or approximately 40% of our total homesites as of December 31, 2024. During 2024, our rental home portfolio increased by 565 homes and we sold 201 rental homes, representing a net increase of $49.8 million. The Company markets these rental homes for sale to existing residents. The Company estimates that in 2025 it will order approximately 700 to 800 manufactured homes to use as rental units at its properties for a total invoice cost of approximately $55 million to $60 million. Rental home rates on new homes range from approximately $850 to $2,000 per month, including lot rent, depending on size, location and market conditions. During 2024, the Company also invested approximately $42 million in other improvements to its communities.

The following table summarizes cash flow activity for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022

Net Cash Provided by (Used in) Operating Activities	$81,601	$120,077	$(7,227)
Net Cash Used in Investing Activities	(139,865)	(165,573)	(124,877)
Net Cash Provided by Financing Activities	102,638	69,057	47,954
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$44,374	$23,561	$(84,150)

Net cash provided by (used in) operating activities decreased by $38.5 million in 2024 primarily due to an increase in Community NOI and an increase in inventory. Net cash provided by (used in) operating activities increased by $127.3 million in 2023 primarily due to a decrease in inventory.

Net cash used in investing activities decreased by $25.7 million in 2024, primarily due to the decrease in purchase of investment property and equipment. Net cash used in investing activities increased by $40.7 million in 2023, primarily due to the purchase of investment property and equipment and additions to land development and the decrease in proceeds from sales of marketable securities.

Net cash provided by financing activities increased by $33.6 million in 2024 to $102.6 million. The Company issued and sold 12.5 million shares of its Common Stock during 2024 through the Common ATM Programs, raising net proceeds of approximately $220.6 million. The Company also received $10.2 million, including dividends reinvested, through the DRIP. In addition, the Company issued and sold 1.2 million shares of its Series D Preferred Stock during 2024 through the 2023 Preferred ATM Program, raising net proceeds of approximately $28.0 million. During 2024, the Company distributed to our common shareholders a total of $62.3 million, including dividends reinvested. In addition, the Company also paid $19.2 million in preferred dividends during 2024. The Company also made principal payments on its mortgages and loans, net of new debt financing, totaling $77.7 million.

Net cash provided by financing activities increased by $21.1 million in 2023 to $69.1 million. The Company issued and sold 9.4 million shares of its Common Stock during 2023 through its then-current Common Stock at-the-market sale programs, raising net proceeds of approximately $145.8 million. The Company also received $9.0 million, including dividends reinvested, through the DRIP. In addition, the Company issued and sold 2.6 million shares of its Series D Preferred Stock during 2023 through the 2023 Preferred ATM Program, raising net proceeds of approximately $55.7 million. During 2023, the Company distributed to our common shareholders a total of $51.7 million, including dividends reinvested. In addition, the Company also paid $16.7 million in preferred dividends during 2023. The Company also made principal payments on its mortgages and loans, net of new debt financing, totaling $73.8 million.

Cash flows were primarily used for capital improvements, payment of dividends, purchase of inventory and rental homes, loans to customers for the sales of manufactured homes, and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of positive cash flows and refinancing. The dividend payments were primarily made from cash flows from operations.

Excluding expansions and rental home purchases, the Company is budgeting approximately $20 to $30 million in capital improvements for 2025.

The Company’s significant commitments and contractual obligations relate to its mortgages, loans payable and other indebtedness, acquisitions of manufactured home communities, retirement benefits, and the lease on its corporate offices as described in Note 10 to the Consolidated Financial Statements.

The Company recently entered into a preliminary agreement with a leading national homebuilder regarding the potential formation of a joint venture to develop approximately 131 acres of undeveloped land adjacent to one of the Company’s existing manufactured home communities in southern New Jersey. If necessary governmental approvals can be obtained, the purpose of the joint venture would be to construct roads, infrastructure and other site improvements on the property and then sell the improved lots to an affiliate of the Company’s joint venture partner, which would construct luxury single family residential homes to sell to purchasers. It is envisioned that the joint venture partner would fully fund the costs of required site improvements, to the extent not financed by a third-party construction lender, and would obtain all required approvals. The Company would contribute the real property to the joint venture and receive a percentage of the sale price of each home. If the parties elect to proceed, it is anticipated that the joint venture partner would seek preliminary subdivision and site plan approvals over the next two years and, if these approvals are obtained, the joint venture would then be formally established. Pursuit of this project would be contingent upon execution of definitive documentation setting forth the terms of certain agreements between the parties. There can be no assurance that the Company and its potential joint venture partner will reach agreement or proceed with this arrangement or that required governmental approvals can be obtained. The parties are currently engaged in a 90-day due diligence period during which they intend to commence preliminary discussions with the municipality relating to the necessary approvals.

As of December 31, 2024, the Company had total assets of $1.6 billion and total liabilities of $647.8 million. Our net debt (net of cash and cash equivalents) to total market capitalization decreased 32% and as of December 31, 2024 and 2023 was approximately 21% and 31%, respectively. Our net debt, less securities (net of cash and cash equivalents and marketable securities) to total market capitalization decreased 37% and as of December 31, 2024 and 2023 was approximately 19% and 30%, respectively. As of December 31, 2024, the Company has 23 mortgages totaling $115.2 million due within the next 12 months, of which 10 mortgages totaling $45.9 million are due in the first and second quarters of 2025.  We are in the process of refinancing these mortgages with Fannie Mae.  We believe that proceeds from these refinancings will exceed their current balances.

The Company believes that cash on hand, funds generated from operations, the DRIP and capital markets, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations and generate funds for new investments over the next several years.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2024, we were exposed to risks associated with adverse changes in market prices and interest rates. The Company’s principal market risk exposure is interest rate risk. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control contribute to interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which may include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

The following table sets forth information as of December 31, 2024, concerning the Company’s mortgages and loans payable, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value (in thousands).

	Mortgages Payable			Loans Payable
		Weighted Average			Weighted Average
	Carrying Value	Interest Rate		Carrying Value	Interest Rate

2025	$115,209	3.99%		$5,479	8.27%
2026	35,975	4.05%		-0-	-0-%
2027	38,044	4.28%		-0-	-0-%
2028	24,601	4.65%		24,033	6.15%
2029	39,820	3.40%		-0-	-0-%
Thereafter	235,622	4.26%		-0-	-0-%
Total	$489,271	4.18	%(1)	$29,512	6.54	%(1)
Estimated Fair Value	$476,058			$29,512

(1)	Weighted average interest rate, not including the effect of unamortized debt issuance costs. The weighted average interest rate, including the effect of unamortized debt issuance costs, at December 31, 2024 was 4.21% for mortgages payable and 6.83% for loans payable.

All mortgage loans are at fixed rates. The Company has approximately $5.5 million in variable rate loans payable. If short-term interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $55,000.

In its investment portfolio, the Company has invested in equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company’s marketable securities investments was 1.6% of undepreciated assets as of December 31, 2024. The Company does not intend to increase its investments in its REIT securities portfolio. All securities are carried at fair value.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) and included immediately following the signature pages to this report are incorporated herein by reference.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2024 and 2023.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2024.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2024. In 2024, Management retained the services of DLA, LLC, an independent firm, to assist management in its assessment of the Company’s internal controls over financial reporting. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

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

(b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UMH Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and our report dated February 26, 2025, expressed an unqualified opinion thereon.

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

February 26, 2025

New York, New York

(c) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – Other Information

None.

Item 9C – Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2025 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption “Information about our Executive Officers” in Part I hereof, in accordance with General Instruction G(3) to Form 10-K.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2025 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2025 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2025 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2025 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

			Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 127)	64

	(ii)	Consolidated Balance Sheets as of December 31, 2024 and 2023	65-66

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2024, 2023 and 2022	67

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022	68-69

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	70

	(vi)	Notes to Consolidated Financial Statements	71-101

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024	102-111

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a)	(3) The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

3.12	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

Exhibit No.	Description

3.13	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2016, Registration No. 001-12690).

3.14	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2017, Registration No. 001-12690).

3.15	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.16	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.17	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

3.18	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.19	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.20	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.21	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.22	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 18, 2020, Registration No. 001-12690).

3.23	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 16, 2020, Registration No. 001-12690).

3.24	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 10, 2023, Registration No. 001-12690).

3.25	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 19, 2023, Registration No. 001-12690).
3.26	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 16, 2024, Registration No. 001-12690).

3.27	Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

Exhibit No.		Description

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate of Common Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series D Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

4.3		Deed of Trust for the 4.72% Series A Bonds due 2027 between UMH Properties, Inc. and Reznik Paz Nevo Trusts Ltd., as trustee, dated as of January 31, 2022 (incorporated by reference to Exhibit 4.4 to the Form 10-K as filed by the Registrant with the Securities and Exchange Commission on February 24, 2022, Registration No. 001-12690).

4.4	*	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5	+	Amended and Restated Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.6	+	Amended and Restated Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.7	+	Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Craig Koster (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.8	+	Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Brett Taft (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

Exhibit No.		Description

10.9	+	Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.10	+	UMH Properties, Inc. Amended and Restated 2013 Incentive Award Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on April 16, 2021, Registration No. 001-12690).

10.11	+	UMH Properties, Inc. 2023 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on March 31, 2023, Registration No. 001-12690).

10.12		Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on June 17, 2019, Registration No. 333-232162).

10.13

Equity Distribution Agreement by and between UMH Properties, Inc. and BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading LLC, and Janney Montgomery Scott LLC, (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 4, 2023, Registration No. 001-12690).

10.14		Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent, dated as of November 7, 2022 (incorporated by reference to the Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on November 8, 2022, Registration No. 001-12690).

10.15		First Amendment to Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent, dated as of February 24, 2023 (incorporated by reference to the Form 10-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2023, Registration No. 001-12690).

10.16		Commitment Amount Increase Request to Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 4, 2024, Registration No. 001-12690).

10.17		At-the-Market Sales Agreement by and between UMH Properties, Inc. and B. Riley Securities, Inc. (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 11, 2023, Registration No. 001-12690).

10.18		Equity Distribution Agreement by and between UMH Properties, Inc. and BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading LLC, and Janney Montgomery Scott LLC, (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 12, 2024, Registration No. 001-12690).

10.19		Equity Distribution Agreement by and between UMH Properties, Inc. and BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading LLC, and Janney Montgomery Scott LLC, (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 16, 2024, Registration No. 001-12690).

Exhibit No.		Description

(19)	*	Insider Trading Policy

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	+	Compensation Clawback Policy (incorporated by reference to the Company’s 2023 Form 10-K as filed with the Securities and Exchange Commission on February 28, 2024).

(101)		Interactive Data File

	++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	++	Inline XBRL Taxonomy Extension Schema Document
101.CAL	++	Inline XBRL Taxonomy Extension Calculation Document
101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	++	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++		Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Item 16 – Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:	/s/ Samuel A. Landy
SAMUEL A. LANDY
President, Chief Executive Officer and Director (Principal Executive Officer)

BY:	/s/ Anna T. Chew
ANNA T. CHEW
Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Dated:	February 26, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Eugene W. Landy	Chairman of the Board	February 26, 2025
EUGENE W. LANDY

/s/ Samuel A. Landy	President, Chief Executive Officer and Director	February 26, 2025
SAMUEL A. LANDY

/s/ Anna T. Chew	Executive Vice President, Chief Financial Officer,	February 26, 2025
ANNA T. CHEW	Treasurer and Director

/s/ Amy Butewicz	Director	February 26, 2025
AMY BUTEWICZ

/s/ Jeffrey A. Carus	Director	February 26, 2025
JEFFREY A. CARUS

/s/ Kiernan Conway	Director	February 26, 2025
KIERNAN CONWAY

/s/ Matthew Hirsch	Director	February 26, 2025
MATTHEW HIRSCH

/s/ Michael P. Landy	Director	February 26, 2025
MICHAEL P. LANDY

/s/ Stuart Levy	Director	February 26, 2025
STUART LEVY

/s/ William Mitchell	Director	February 26, 2025
WILLIAM MITCHELL

/s/ Angela D. Pruitt-Marriott	Director	February 26, 2025
ANGELA D. PRUITT-MARRIOTT

/s/ Kenneth K. Quigley, Jr.	Director	February 26, 2025
KENNETH K. QUIGLEY, JR.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMH Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2025, expressed an unqualified opinion.

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

February 26, 2025

New York, New York

We have served as the Company’s auditor since 2008.

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 and 2023

(in thousands except per share amounts)

	2024	2023
-ASSETS-
Investment Property and Equipment
Land	$88,037	$86,497
Site and Land Improvements	970,053	896,568
Buildings and Improvements	44,782	39,506
Rental Homes and Accessories	566,242	516,470
Total Investment Property	1,669,114	1,539,041
Equipment and Vehicles	31,488	29,126
Total Investment Property and Equipment	1,700,602	1,568,167
Accumulated Depreciation	(471,703)	(416,309)
Net Investment Property and Equipment	1,228,899	1,151,858

Other Assets
Cash and Cash Equivalents	99,720	57,320
Marketable Securities at Fair Value	31,883	34,506
Inventory of Manufactured Homes	34,982	32,940
Notes and Other Receivables, net	91,668	81,071
Prepaid Expenses and Other Assets	14,261	11,729
Land Development Costs	33,868	33,302
Investment in Joint Venture	28,447	24,851
Total Other Assets	334,829	275,719

TOTAL ASSETS	$1,563,728	$1,427,577

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2024 and 2023

(in thousands except per share amounts)

	2024	2023
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$485,540	$496,483

Other Liabilities:
Accounts Payable	7,979	6,106
Loans Payable, net of unamortized debt issuance costs	28,279	93,479
Series A Bonds, net of unamortized debt issuance costs	100,903	100,055
Accrued Liabilities and Deposits	15,091	15,117
Tenant Security Deposits	10,027	9,543
Total Other Liabilities	162,279	224,300
Total Liabilities	647,819	720,783

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 13,700 shares authorized as of December 31, 2024 and 2023; 12,823 and 11,607 shares issued and outstanding as of December 31, 2024 and 2023, respectively	320,572	290,180
Common Stock - $0.10 par value per share, 163,714 and 153,714 shares authorized as of December 31, 2024 and 2023, respectively; 81,909 and 67,978 shares issued and outstanding as of December 31, 2024 and 2023, respectively	8,191	6,798
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and 2023	0	0
Additional Paid-In Capital	610,630	433,106
Accumulated Deficit	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	914,029	704,720
Non-Controlling Interest in Consolidated Subsidiaries	1,880	2,074
Total Shareholders’ Equity	915,909	706,794

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,563,728	$1,427,577

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

(in thousands)

	2024	2023	2022

INCOME:
Rental and Related Income	$207,019	$189,749	$170,434
Sales of Manufactured Homes	33,533	31,176	25,342

Total Income	240,552	220,925	195,776

EXPENSES:
Community Operating Expenses	87,354	81,343	75,660
Cost of Sales of Manufactured Homes	21,894	21,089	17,562
Selling Expenses	6,833	6,949	5,282
General and Administrative Expenses	21,772	19,703	18,979
Depreciation Expense	60,239	55,719	48,769

Total Expenses	198,092	184,803	166,252

OTHER INCOME (EXPENSE):
Interest Income	7,122	4,984	4,085
Dividend Income	1,452	2,318	2,903
Gain (Loss) on Sales of Marketable Securities, net	(3,778)	183	6,394
Increase (Decrease) in Fair Value of Marketable Securities	1,167	(3,555)	(21,839)
Other Income	794	1,082	1,240
Loss on Investment in Joint Venture	(376)	(808)	(671)
Interest Expense	(27,287)	(32,475)	(26,439)

Total Other Income (Expense)	(20,906)	(28,271)	(34,327)

Income (Loss) Before Loss on Sales of Investment Property and Equipment	21,554	7,851	(4,803)
Loss on Sales of Investment Property and Equipment	(113)	0	(169)

Net Income (Loss)	21,441	7,851	(4,972)

Preferred Dividends	(19,163)	(16,723)	(23,221)
Redemption of Preferred Stock	0	0	(8,190)
Loss Attributable to Non-Controlling Interest	194	158	118

Net Income (Loss) Attributable to Common Shareholders	$2,472	$(8,714)	$(36,265)

Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$0.03	$(0.15)	$(0.67)

Weighted Average Common Shares Outstanding:
Basic	74,114	63,068	54,389
Diluted	74,912	63,681	55,325

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

(in thousands)

	Common Stock		Preferred	Preferred
	Issued and Outstanding		Stock	Stock
	Number	Amount	Series C	Series D

Balance December 31, 2021	51,651	$5,165	$247,100	$215,219

Common Stock Issued with the DRIP	430	44	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	124	12	0	0
Common Stock Issued through Stock Options	404	40	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	4,986	499	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	10,160
Redemption of Preferred Stock	0	0	(247,100)	0
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Investment from Non-Controlling Interest	0	0	0	0
Net Loss	0	0	0	0

Balance December 31, 2022	57,595	5,760	0	225,379

Common Stock Issued with the DRIP	612	61	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	302	30	0	0
Common Stock Issued through Stock Options	71	7	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	9,398	940	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	64,801
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income (Loss)	0	0	0	0

Balance December 31, 2023	67,978	6,798	0	290,180

Common Stock Issued with the DRIP	623	62	0	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	496	50	0	0
Common Stock Issued through Stock Options	280	28	0	0
Common Stock Issued in connection with At-The-Market Offerings, net	12,532	1,253	0	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	0	30,392
Distributions	0	0	0	0
Stock Compensation Expense	0	0	0	0
Net Income (Loss)	0	0	0	0

Balance December 31, 2024	81,909	$8,191	$0	$320,572

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2021	$300,020	$(25,364)	$0	$742,140

Common Stock Issued with the DRIP	7,764	0	0	7,808
Common Stock Issued through Restricted/ Unrestricted Stock Awards	(12)	0	0	0
Common Stock Issued through Stock Options	4,155	0	0	4,195
Common Stock Issued in connection with At-The-Market Offerings, net	100,253	0	0	100,752
Preferred Stock Issued in connection with At-The-Market Offerings, net	(1,085)	0	0	9,075
Redemption of Preferred Stock	8,185	(8,185)	0	(247,100)
Distributions	(81,061)	13,039	0	(68,022)
Stock Compensation Expense	4,970	0	0	4,970
Investment from Non-Controlling Interest	0	0	2,350	2,350
Net Loss	0	(4,854)	(118)	(4,972)

Balance December 31, 2022	343,189	(25,364)	2,232	551,196

Common Stock Issued with the DRIP	8,985	0	0	9,046
Common Stock Issued through Restricted/ Unrestricted Stock Awards	(30)	0	0	0
Common Stock Issued through Stock Options	727	0	0	734
Common Stock Issued in connection with At-The-Market Offerings, net	144,849	0	0	145,789
Preferred Stock Issued in connection with At-The-Market Offerings, net	(9,072)	0	0	55,729
Distributions	(60,438)	(8,009)	0	(68,447)
Stock Compensation Expense	4,896	0	0	4,896
Net Income (Loss)	0	8,009	(158)	7,851

Balance December 31, 2023	433,106	(25,364)	2,074	706,794

Common Stock Issued with the DRIP	10,151	0	0	10,213
Common Stock Issued through Restricted/ Unrestricted Stock Awards	(50)	0	0	0
Common Stock Issued through Stock Options	2,891	0	0	2,919
Common Stock Issued in connection with At-The-Market Offerings, net	219,369	0	0	220,622
Preferred Stock Issued in connection with At-The-Market Offerings, net	(2,377)	0	0	28,015
Distributions	(59,817)	(21,635)	0	(81,452)
Stock Compensation Expense	7,357	0	0	7,357
Net Income (Loss)	0	21,635	(194)	21,441

Balance December 31, 2024	$610,630	$(25,364)	$1,880	$915,909

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

(in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$21,441	$7,851	$(4,972)
Non-Cash items included in Net Income (Loss):
Depreciation	60,239	55,719	48,769
Amortization of Financing Costs	2,384	2,135	1,956
Stock Compensation Expense	4,784	4,896	4,970
Provision for Uncollectible Notes and Other Receivables	2,079	2,061	1,497
(Gain) Loss on Sales of Marketable Securities, net	3,778	(183)	(6,394)
(Increase) Decrease in Fair Value of Marketable Securities	(1,167)	3,555	21,839
Loss on Sales of Investment Property and Equipment	113	0	169
Loss on Investment in Joint Venture	895	1,026	756
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(2,042)	55,528	(64,809)
Notes and Other Receivables, net of notes acquired with acquisitions	(12,676)	(15,861)	(12,740)
Prepaid Expenses and Other Assets	(558)	4,308	(636)
Accounts Payable	1,873	(281)	2,113
Accrued Liabilities and Deposits	(26)	(1,735)	(310)
Tenant Security Deposits	484	1,058	565
Net Cash Provided by (Used in) Operating Activities	81,601	120,077	(7,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	0	(3,679)	(65,562)
Purchase of Investment Property and Equipment	(92,101)	(123,860)	(81,112)
Proceeds from Sales of Investment Property and Equipment	5,282	3,049	3,098
Additions to Land Development Costs	(48,567)	(37,928)	(27,185)
Purchase of Marketable Securities through automatic reinvestments	(24)	(23)	(19)
Proceeds from Sales of Marketable Securities	36	4,323	56,144
Investment in Joint Venture	(4,491)	(7,455)	(10,241)
Net Cash Used in Investing Activities	(139,865)	(165,573)	(124,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	0	57,743	59,801
Net Proceeds (Payments) from Short-Term Borrowings	(65,170)	(59,542)	107,280
Principal Payments of Mortgages and Loans	(11,864)	(70,317)	(24,294)
Proceeds from Bond Issuance	0	0	102,670
Financing Costs on Debt	(645)	(1,678)	(6,561)
Investments from Non-Controlling Interest	0	0	2,350
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	28,015	55,729	9,075
Payments on Redemption of Preferred Stock	0	0	(247,100)
Proceeds from At-The-Market Common Equity Program, net of offering costs	220,622	145,789	100,752
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	6,999	6,394	5,025
Proceeds from Exercise of Stock Options	2,919	734	4,195
Preferred Dividends Paid	(19,163)	(16,723)	(24,611)
Common Dividends Paid, net of dividend reinvestments	(59,075)	(49,072)	(40,628)
Net Cash Provided by Financing Activities	102,638	69,057	47,954

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	44,374	23,561	(84,150)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	64,437	40,876	125,026

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$108,811	$64,437	$40,876

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

Description of the Business

As of December 31, 2024, the Company operated 139 manufactured home communities (137 of which are communities in which the Company owns either a 100% or majority interest, of which two communities acquired through the opportunity zone fund, and two communities owned through a joint venture with Nuveen Real Estate) containing approximately 26,300 developed homesites. These communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Allentown	Memphis, Tennessee
Arbor Estates	Doylestown, Pennsylvania
Auburn Estates	Orrville, Ohio
Bayshore Estates	Sandusky, Ohio
Birchwood Farms	Birch Run, Michigan
Boardwalk	Elkhart, Indiana
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Camelot Village	Anderson, Indiana
Camelot Woods	Altoona, Pennsylvania
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedarcrest Village	Vineland, New Jersey
Center Manor	Monaca, Pennsylvania
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
Cinnamon Woods	Conowingo, Maryland
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Countryside Estates	Muncie, Indiana
Countryside Estates	Ravenna, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Athens, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Cross Keys Village	Duncansville, Pennsylvania
Crossroads Village	Mount Pleasant, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
Deer Run	Dothan, Alabama
Duck River Estates	Columbia, Tennessee
D & R Village	Clifton Park, New York
Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio
Fairview Manor	Millville, New Jersey
Fifty-One Estates	Elizabeth, Pennsylvania
Fohl Village	Canton, Ohio
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Fox Chapel Village	Cheswick, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Friendly Village	Perrysburg, Ohio
Garden View Estates	Orangeburg, South Carolina
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
Hidden Creek	Erie, Michigan
High View Acres	Export, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillcrest Crossing	Lower Burrell, Pennsylvania
Hillcrest Estates	Marysville, Ohio
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Iris Winds	Sumter, South Carolina
Kinnebrook	Monticello, New York
Lake Erie Estates	Fredonia, New York
Lake Sherman Village	Navarre, Ohio
Lakeview Meadows	Lakeview, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Mandell Trails	Butler, Pennsylvania
Maple Manor	Taylor, Pennsylvania
Marysville Estates	Marysville, Ohio
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Meadows of Perrysburg	Perrysburg, Ohio
Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Mighty Oak	Albany, Georgia
Monroe Valley	Jonestown, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mount Pleasant Village	Mount Pleasant, Pennsylvania

MANUFACTURED HOME COMMUNITY	LOCATION

Mountaintop	Narvon, Pennsylvania
New Colony	West Mifflin, Pennsylvania
Northtowne Meadows	Erie, Michigan
Oak Ridge Estates	Elkhart, Indiana
Oak Tree	Jackson, New Jersey
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Falls, Ohio
Oxford Village	West Grove, Pennsylvania
Parke Place	Elkhart, Indiana
Perrysburg Estates	Perrysburg, Ohio
Pikewood Manor	Elyria, Ohio
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
Redbud Estates	Anderson, Indiana
River Bluff Estates	Memphis, Tennessee
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Rum Runner (1)	Sebring, Florida
Saddle Creek	Dothan, Alabama
Sandy Valley Estates	Magnolia, Ohio
Sebring Square (1)	Sebring, Florida
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Springfield Meadows	Springfield, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Summit Village	Marion, Indiana
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Falls, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View – Honey Brook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Wayside	Bellefontaine, Ohio
Weatherly Estates	Lebanon, Tennessee
Wellington Estates	Export, Pennsylvania
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

(1) Entities formed under the Company’s joint venture with Nuveen Real Estate, in which the Company holds a 40% interest and serves as managing member.

In addition to the manufactured home communities owned by the Company listed above one community is under development located in Honey Brook, Pennsylvania. See Note 5.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company prepares its financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All the Company’s subsidiaries are 100% wholly-owned, except for its investment in its qualified opportunity zone fund, which is 77% owned by the Company (see Note 6). The consolidated financial statements of the Company include all of these subsidiaries, including its qualified opportunity zone fund. All intercompany transactions and balances have been eliminated in consolidation.

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost less accumulated depreciation. Depreciation for Sites and Buildings is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 27.5 years). Depreciation of improvements to sites and buildings, rental homes and equipment and vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 27.5 years). Land development costs are not depreciated until they are put in use, at which time they are capitalized as buildings and improvements or site and land improvements. Interest expense pertaining to land development costs are capitalized. Maintenance and repairs are charged to expense as incurred and improvements are capitalized. The Company uses its professional judgement in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company’s business plan includes the purchase of value-add communities, redevelopment, development and expansion of communities. During 2023, we acquired 1 value-add community containing 118 sites and developed 406 expansions sites. There were no acquisitions in 2024. The Company capitalizes payroll, benefits and stock compensation expense for those individuals responsible for and who spend their time on the execution and supervision of development activities and capital projects. These amounts capitalized to land development were approximately $7.5 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statements and any gain or loss is reflected in the current year’s results of operations.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2024, no impairment charges were required.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisition of its manufactured home community during 2023 should be accounted for as acquisition of assets. As such, transaction costs, primarily consisting of broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. Prior to the adoption of ASU 2017-01, the Company’s acquisitions were considered an acquisition of a business and therefore, the acquisition costs were expensed.

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

Marketable Securities

Investments in marketable securities consist of marketable common and preferred stock securities of other REITs. These marketable securities are all publicly traded and purchased on the open market, through private transactions or through dividend reinvestment plans. The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2024 and 2023, gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. As of December 31, 2024, the securities portfolio represented 1.6% of undepreciated assets. The Company does not intend to increase its investments in its REIT securities portfolio.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or net realizable value and is determined by the specific identification method. All inventory is considered finished goods.

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance and reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. At December 31, 2024 and 2023, the reserves for uncollectible accounts, notes and other receivables were $2.5 million and $2.8 million, respectively. For the years ended December 31, 2024, 2023 and 2022 the provisions for uncollectible notes and other receivables were $2.1 million, $2.1 million and $1.5 million, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2024, 2023 and 2022 amounted to $2.3 million, $1.9 million and $1.0 million, respectively.

The Company accounts for its receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and supportable forecasts that affect the collectability of the reported amount. As of December 31, 2024 and 2023, the Company had notes receivable of $87.4 million and $77.1 million, net of a fair value adjustment of $1.8 million and $1.6 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. As of December 31, 2024, the weighted average interest rate on these loans were approximately 7.1% and the average maturity was approximately 6 years. As of December 31, 2023, the weighted average interest rate on these loans were approximately 7.0% and the average maturity was approximately 7 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. These costs are amortized on a straight-line basis which approximates the effective interest method over the term of the related obligations, and included as a component of interest expense. Unamortized costs are charged to expense upon prepayment of the obligation. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with ASC 470-50-40, Modifications and Extinguishments. As of December 31, 2024 and 2023, accumulated amortization amounted to $13.6 million and $11.2 million, respectively. The Company estimates that aggregate amortization expense will be approximately $2.3 million for 2025, $2.0 million for 2026, $719,000 for 2027, $576,000 for 2028, $543,000 for 2029 and $599,000 thereafter.

Leases

The Company accounts for its leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

The Company is the lessee in other arrangements, primarily for our corporate office and a ground lease at one community expiring April 12, 2099, with an option to extend for another 99-year term. As of December 31, 2024 and 2023, the right-of-use assets and corresponding lease liabilities of $3.0 million and $3.3 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms, exclusive of renewal options are as follows (in thousands):

2025	$460
2026	460
2027	257
2028	111
2029	111
Thereafter	18,392

Total Lease Payments	$19,791

The weighted average remaining lease term for these leases, including renewal options is 164 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	12/31/24	12/31/23	12/31/22	12/31/21

Cash and Cash Equivalents	$99,720	$57,320	$29,785	$116,175
Restricted Cash	9,091	7,117	11,091	8,851
Cash, Cash Equivalents And Restricted Cash	$108,811	$64,437	$40,876	$125,026

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (74.1 million, 63.1 million and 54.4 million in 2024, 2023 and 2022, respectively). Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive. For the year ended December 31, 2024, Common Stock equivalents resulting from employee stock options to purchase 5.4 million shares of Common Stock amounted to 798,000 shares, which were included in the computation of Diluted Net Income per Share. For the year ended December 31, 2023, employee stock options to purchase 4.7 million shares of Common Stock were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive. For the year ended December 31, 2022, employee stock options to purchase 3.5 million shares of Common Stock were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

Stock Compensation Plan

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants are determined by using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation cost for restricted stock are recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards are equal to the fair value of the Company’s stock on the grant date. Compensation costs for option grants and restricted stock awards included in general and administrative expenses of $4.8 million, $4.9 million and $5.0 million have been recognized in 2024, 2023 and 2022, respectively. During 2024, 2023 and 2022, compensation costs included a one-time charge of $272,000, $233,000 and $433,000, respectively, for restricted stock and stock option grants awarded to a participant who was of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 8 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

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

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2023. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2024, the tax years 2021 through and including 2024 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

Other Recent Accounting Pronouncements

On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03 - Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 and should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. The Company anticipates making the required disclosures beginning with its Form 10-K for the year ending December 31, 2027.

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

The Company has evaluated this acquisition and has determined that it should be accounted for as acquisition of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $29,000 for 2023 to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the year ended December 31, 2023 (in thousands):

2023 Acquisition
Assets Acquired:
Land	$234
Depreciable Property	3,445
Notes Receivable and Other	0
Total Assets Acquired	$3,679

Total income, community net operating income (“Community NOI”)* and net loss for the community acquired in 2023, which is included in our consolidated statements of income (loss) for the years ended December 31, 2024 and 2023, is as follows (in thousands):

	2023 Acquisition
	2024	2023

Total Income	$113	$2
Community NOI *	$26	$(24)
Net Loss	$(179)	$(155)

*	Community NOI is defined as rental and related income less community operating expenses.

See Note 7 for additional information relating to loans and mortgages payable and Note 18 for the unaudited pro forma financial information relating to these acquisitions.

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets (in thousands):

	December 31, 2024	December 31, 2023

Site and land improvements	$287,591	$255,928
Buildings and improvements	14,214	12,690

Rental homes and accessories	144,768	124,493
Equipment and vehicles	25,130	23,198
Total accumulated depreciation	$471,703	$416,309

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities primarily consist of common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest. The REIT securities portfolio provides the Company with additional diversification, liquidity and income. As of December 31, 2024, the securities portfolio represented 1.6% of undepreciated assets. The Company does not intend to increase its investments in its REIT securities portfolio.

The following is a listing of marketable securities at December 31, 2024 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Cedar Realty Trust, Inc.	B	7.250%	15	$304	$219
Cedar Realty Trust, Inc.	C	6.500%	20	494	290
Total Preferred Stock				798	509

Common Stock:
Diversified Healthcare Trust			171	2,920	393
Franklin Street Properties Corporation			220	2,219	403
Industrial Logistics Properties Trust			87	1,729	318
Kimco Realty Corporation			880	16,490	20,618
Office Properties Income Trust			562	36,418	561
Orion Office REIT, Inc.			18	293	69
Realty Income Corporation			145	8,527	7,729
Regency Centers Corporation			17	1,024	1,283
Total Common Stock				69,620	31,374

Total Marketable Securities				$70,418	$31,883

The following is a listing of marketable securities at December 31, 2023 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Cedar Realty Trust, Inc.	B	7.250%	13	$278	$169
Cedar Realty Trust, Inc.	C	6.500%	20	494	254
Pennsylvania Real Estate Investment Trust	B	7.375%	40	1,000	16
Pennsylvania Real Estate Investment Trust	D	6.875%	20	498	8
Total Preferred Stock				2,270	447

Common Stock:
Diversified HealthCare Trust			171	2,920	639
Franklin Street Properties Corporation			220	2,219	563
Industrial Logistics Properties Trust			87	1,729	410
Kimco Realty Corporation			880	16,490	18,753
Office Properties Income Trust			562	36,418	4,110
Orion Office REIT, Inc.			18	293	106
Pennsylvania Real Estate Investment Trust			15	2,316	7
Realty Income Corporation			145	8,527	8,309
Regency Centers Corporation			17	1,024	1,162
Total Common Stock				71,936	34,059

Total Marketable Securities				$74,206	$34,506

Gain (loss) on sales of marketable securities, net amounted to a loss of approximately $3.8 million for the year ended December 31, 2024 and a gain of approximately $183,000 and $6.4 million for the years ended December 31, 2023 and 2022, respectively. During 2022, Monmouth Real Estate Investment Corporation (“MREIC”) was acquired by a third party pursuant to an all-cash merger approved by the shareholders of MREIC, which resulted in the Company and MREIC’s other shareholders receiving a cash payment of $21.00 per share in cancellation of their MREIC common shares. The Company’s securities portfolio included 2.7 million shares of common stock of MREIC, representing 2.7% of the total MREIC shares outstanding. The Company’s Chairman of the Board was also the Chairman of MREIC and there were three other Company Directors who were also directors and shareholders of MREIC. The merger consideration received by the Company totaled approximately $55.7 million, which resulted in a gain of approximately $30.7 million. During 2022, the Company also sold other securities in its portfolio with a total cost of $24.7 million at a loss of $24.3 million. As of December 31, 2024, 2023 and 2022, the securities portfolio had net unrealized holding losses of $38.5 million, $39.7 million and $36.1 million, respectively.

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

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a new joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “Second LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversite, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development of a new manufactured housing community on this property. The community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres. This community is expected to open at the end of the second quarter of 2025 with our first two homes on order currently.

References in this report to the Company’s joint venture relationship with Nuveen are intended to refer to its ongoing relationship with Nuveen.

The Company accounts for its joint venture with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

NOTE 6 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the Monmouth Real Estate Investment Corp. (“MREIC”) merger, in the UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. As of December 31, 2024, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company.

NOTE 7 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The following is a summary of our loans payable as of December 31, 2024 and 2023 (in thousands):

		December 31, 2024		December 31, 2023
		Amount	Rate	Amount	Rate

Margin loan	(1)	$0	N/A	$0	N/A
Unsecured line of credit	(2)	0	N/A	70,000	7.27%
Floorplan inventory financing	(3)	5,479	8.27%	0	N/A
FirstBank rental home loan	(4)	24,033	6.15%	24,683	6.15%
FirstBank rental home line of credit	(5)	0	N/A	0	N/A
Triad rental home loan	(6)	0	N/A	0	N/A
OceanFirst notes receivable financing	(7)	0	N/A	0	N/A
Total Loans Payable		29,512	6.54%	94,683	6.98%
Unamortized debt issuance costs		(1,233)		(1,204)
Loans Payable, net of unamortized debt issuance costs		$28,279	6.83%	$93,479	7.07%

(1)	Collateralized by the Company’s securities portfolio and is due on demand. The Company must maintain a coverage ratio of approximately 2 times.
(2)	Represents an unsecured revolving credit facility syndicated with three banks, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A, and Wells Fargo, N.A. Total available borrowings under this facility is $260 million. Interest is based on the Company’s overall leverage ratio and is equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.5% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%, and maturity is November 7, 2026.
(3)	Represents revolving credit agreements totaling $108.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank, Northpoint Commercial Finance and Triad Financial Services (“Triad”) to finance inventory purchases. Interest rates on these agreements range from prime minus 0.75% to SOFR plus 4%. Subsequent to year end, the Company paid down this balance.
(4)	Represents a term loan secured by rental homes and rental home leases, with a fixed interest rate of 6.15% and a maturity date of May 10, 2028.
(5)	Represents a $25 million revolving line of credit secured by rental homes and their leases with a 5-year term and a variable interest rate of prime.
(6)	Represents a $30 million revolving line of credit secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.
(7)	Represents a $35 million revolving line of credit secured by eligible notes receivable, with an interest rate of prime with a floor of 4.75%.

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

On February 24, 2023, the Company amended the Facility to expand available borrowing capacity from $100 million to $180 million. On April 2, 2024, the Company expanded the borrowing capacity on the Facility from $180 million in available borrowings to $260 million in available borrowings. Interest is based on the Company’s overall leverage ratio and is equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.5% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%.

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows (in thousands):

Year Ended December 31,
2025	$6,176
2026	741
2027	789
2028	21,806
2029	0
Thereafter	0

Total Loans Payable	29,512
Unamortized debt issuance costs	(1,233)
Loans Payable, net of unamortized debt issuance costs	$28,279

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of December 31, 2024, the Company is in compliance with these covenants.

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

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding, net of unamortized debt issuance costs. Interest is payable on these mortgages at fixed rates ranging from 2.62% to 6.74%. The weighted average interest rate was 4.2% as of December 31, 2024 and 2023, including the effect of unamortized debt issuance costs. The weighted average interest rate was 4.2% as of December 31, 2024 and 2023, not including the effect of unamortized debt issuance costs. The weighted average loan maturity of the mortgages payable was 4.4 and 5.3 years at December 31, 2024 and 2023, respectively.

The following is a summary of mortgages payable at December 31, 2024 and 2023 (in thousands):

	At December 31, 2024		Balance at December 31,
Property	Due Date	Interest Rate	2024	2023

Allentown	10/01/25	4.06%	$11,348	$11,676
Brookview Village	04/01/25	3.92%	2,333	2,405
Candlewick Court	09/01/25	4.10%	3,787	3,897
Catalina	08/19/25	3.00%	3,736	4,028
Cedarcrest Village	04/01/25	3.71%	10,042	10,357
Clinton Mobile Home Resort	10/01/25	4.06%	2,978	3,064
Cranberry Village	04/01/25	3.92%	6,400	6,595
D & R Village	03/01/25	3.85%	6,436	6,635
Fairview Manor	11/01/26	3.85%	13,647	14,024
Fohl Village	11/22/32	5.93%	9,250	9,373
Forest Park Village	09/01/25	4.10%	7,062	7,266
Hayden Heights	04/01/25	3.92%	1,758	1,812
Highland Estates	06/01/27	4.12%	14,360	14,727
Holiday Village	09/01/25	4.10%	6,720	6,915
Holiday Village- IN	11/01/25	3.96%	7,203	7,413
Holly Acres Estates	09/01/31	3.21%	5,656	5,785
Kinnebrook Village	04/01/25	3.92%	3,399	3,503
Lake Erie Estates	07/06/25	5.16%	2,430	2,491
Lake Sherman Village	09/01/25	4.10%	4,670	4,805
Northtowne Meadows	09/06/26	4.45%	10,781	11,057
Oak Tree	12/15/32	5.60%	11,679	11,843
Olmsted Falls	04/01/25	3.98%	1,761	1,814
Oxford Village	07/01/29	3.41%	13,973	14,321
Perrysburg Estates	09/06/25	4.98%	1,422	1,459
Pikewood Manor	11/29/28	6.74%	12,730	13,049
Shady Hills	04/01/25	3.92%	4,192	4,320
Suburban Estates	10/01/25	4.06%	4,731	4,868
Sunny Acres	10/01/25	4.06%	5,266	5,419
Trailmont	04/01/25	3.92%	2,795	2,880
Twin Oaks	10/01/29	3.37%	5,419	5,553
Valley Hills	06/01/26	4.32%	2,927	3,005
Waterfalls	06/01/26	4.38%	3,991	4,096
Weatherly Estates	04/01/25	3.92%	6,820	7,028
Woods Edge	01/07/26	3.25%	4,630	4,973
Worthington Arms	09/01/25	4.10%	7,918	8,147
Various (2 properties)	02/01/27	4.56%	12,213	12,512
Various (2 properties)	08/01/28	4.27%	11,871	12,145
Various (2 properties)	07/01/29	3.41%	20,427	20,936
Various (4 properties)+	10/01/32	5.24%	32,881	33,467
Various (6 properties)	08/01/27	4.18%	11,471	11,765
Various (8 properties)	01/01/34	5.97%	57,743	57,743
Various (28 properties)*	09/01/30	4.25%	22,923	23,949
Various (28 properties)	09/01/30	2.62%	95,492	98,015
Total Mortgages Payable			489,271	501,135
Unamortized debt issuance costs			(3,731)	(4,652)
Total Mortgages Payable, net of unamortized debt issuance costs			$485,540	$496,483

+	Represents one mortgage payable secured by four properties and one mortgage payable secured by the rental homes therein.
*	Rental home addition to the Fannie Mae credit facility consisting of 28 properties.

At December 31, 2024 and 2023, mortgages were collateralized by real property with a carrying value of $1.1 billion and $1.0 billion, respectively, before accumulated depreciation and amortization. Interest costs amounting to $6.0 million, $5.0 million and $2.7 million were capitalized during 2024, 2023 and 2022, respectively, in connection with the Company’s expansion program. At December 31, 2024, the Company operated 139 communities, 137 of which are communities in which the Company owns either a 100% or majority interest, of which 52 are unencumbered.

Recent Financing Transactions

During the year ended December 31, 2023

On December 14, 2023, the Company completed the addition of eight communities to its Fannie Mae credit facility through Wells Fargo Bank, N.A., for total proceeds of approximately $57.7 million. This interest only 5.97% fixed rate loan has a 10-year term with a maturity date of January 1, 2034.

The aggregate principal payments of all mortgages payable are scheduled as follows (in thousands):

Year Ended December 31,
2025	$123,844
2026	42,439
2027	42,887
2028	29,022
2029	40,954
Thereafter	210,125

Total	$489,271

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

Stock Options

During the year ended December 31, 2024, sixty employees were granted options to purchase a total of 829,500 shares. During the year ended December 31, 2024, nine Board of Directors were granted options to purchase a total of 99,000 shares. During the year ended December 31, 2023, sixty-nine employees were granted options to purchase a total of 1.4 million shares. During the year ended December 31, 2022, forty-six employees were granted options to purchase a total of 570,800 shares. These grants vest ratably over five years. The fair value of these options for the years ended December 31, 2024, 2023 and 2022 was approximately $2.5 million, $4.2 million and $2.6 million, respectively, based on assumptions noted below and is being amortized over the vesting period. The remaining unamortized stock option expense was $6.1 million as of December 31, 2024, which will be expensed ratably through 2029.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the following years:

	2024	2023	2022

Dividend yield	5.33%	3.94%	3.47%
Expected volatility	27.05%	27.14%	25.09%
Risk-free interest rate	4.22%	3.59%	2.63%
Expected lives	10	10	10
Estimated forfeitures	0	0	0

During the year ended December 31, 2024, options to twenty-four employees to purchase a total of 280,340 shares were exercised. During the year ended December 31, 2023, options to thirteen employees to purchase a total of 71,000 shares were exercised. During the year ended December 31, 2022, options to fourteen employees to purchase a total of 404,160 shares were exercised. During the year ended December 31, 2024, options to four employees to purchase a total of 18,400 shares were forfeited. During the year ended December 31, 2023, options to two employees to purchase a total of 35,500 shares were expired or forfeited.

A summary of the status of the stock options outstanding under the Company’s stock compensation plans as of December 31, 2024, 2023 and 2022 and changes during the years then ended are as follows (in thousands):

	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,742	$15.74	3,490	$15.96	3,324	$14.25
Granted	928	15.67	1,359	14.36	570	22.88
Exercised	(280)	10.41	(71)	10.34	(404)	10.38
Forfeited	(18)	15.29	(16)	18.15	0	0
Expired	0	0	(20)	9.82	0	0
Outstanding at end of year	5,372	16.01	4,742	15.74	3,490	15.96
Options exercisable at end of year	2,587		2,195		1,879
Weighted average fair value of options granted during the year		$2.72		$3.10		$4.50

The following is a summary of stock options outstanding as of December 31, 2024 (in thousands):

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

01/19/17	2	60		14.25	01/19/27
04/04/17	16	387		15.04	04/04/27
04/02/18	14	271		13.09	04/02/28
07/09/18	4	40		15.75	07/09/28
12/10/18	1	25		12.94	12/10/28
01/02/19	2	60		11.42	01/02/29
04/02/19	16	392		13.90	04/02/29
01/17/20	1	10	*	16.37	01/17/30
03/25/20	38	538	*	9.70	03/25/30
05/20/20	2	3	*	11.80	05/20/30
03/18/21	40	157	*	19.36	03/18/31
07/14/21	45	605	*	22.57	07/14/31
03/28/22	42	466	*	23.81	03/28/32
09/09/22	1	100	*	18.52	09/09/32
03/21/23	64	1,332	*	14.36	03/21/33
01/10/24	9	99	*	15.80	01/10/34
03/26/24	59	827	*	15.66	03/26/34
		5,372

*	From the date of grant, 20% becomes exercisable each year, over 5 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2024, 2023 and 2022 was $20.0 million, $7.3 million and $8.2 million, respectively, of which $10.9 million, $4.5 million and $5.5 million relate to options exercisable. The intrinsic value of options exercised in 2024, 2023 and 2022 was $1.8 million, $418,000 and $373,000, respectively, determined as of the date of option exercise. The weighted average remaining contractual term of the above options was 6.6, 6.8 and 6.7 years as of December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, amounts charged to stock compensation expense relating to stock option grants included in general and administrative expenses, totaled $2.0 million, $1.8 million and $1.3 million, respectively.

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

On January 10, 2024, the Company awarded a total of 26,000 shares of restricted stock to six employees. On March 26, 2024, the Company awarded a total of 413,016 shares of restricted stock to four employees, pursuant to their employment agreements. These shares vest based on a combination of time and achievement of certain performance measures. On January 11, 2023, the Company awarded a total of 25,000 shares of restricted stock to five employees. On March 21, 2023, the Company awarded a total of 98,500 shares of restricted stock to two employees, pursuant to their employment agreements. On January 12, 2022, the Company awarded a total of 25,000 shares of restricted stock to five employees. On March 25, 2022, the Company awarded a total of 78,000 shares of restricted stock to two employees, pursuant to their employment agreements. The grant date fair value of the restricted stock grants awarded to participants (other than the performance based awards granted in January 2021) was $6.9 million, $1.8 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. These grants primarily vest ratably over five years. As of December 31, 2024, there remained a total of $7.2 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.8 years. For the years ended December 31, 2024, 2023 and 2022, amounts charged to stock compensation expense related to restricted stock grants, which is included in general and administrative expenses, totaled $2.8 million, $3.1 million and $3.7 million, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2024, 2023 and 2022, and changes during the year ended December 31, 2024, 2023 and 2022 are presented below (in thousands):

	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	357	$18.41	471	$17.58	434	$16.66
Granted	439	15.67	124	16.52	103	23.98
Dividend Reinvested Shares	31	16.99	24	14.57	20	18.10
Vested	(118)	17.52	(262)	15.65	(86)	20.69
Non-vested at end of year	709	$16.80	357	$18.41	471	$17.58

Other Stock-Based Awards

Effective June 20, 2018, a portion of our quarterly directors’ fee was paid with our unrestricted Common Stock. During 2024, 33,084 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $16.46 per share. During 2024, 24,275 unrestricted shares of Common Stock were granted to four employees, pursuant to their employment agreements, with a weighted average fair value on the grant date of $15.66 per share. During 2023, 32,346 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $15.31 per share. During 2022, 21,492 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $20.94 per share.

As of December 31, 2024, there were 777,000 shares available for grant as stock options, restricted stock or other stock-based awards under the 2023 Plan.

Subsequent to year end, on January 7, 2025, the Company awarded 26,000 shares of restricted stock to six employees. These grants vest ratably over five years. Also, on January 7, 2025, the Company awarded 179,945 shares of restricted stock to four employees pursuant to their employment agreements. These shares vest based on a combination of time and achievement of certain performance measures.

NOTE 9 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2024, 2023 and 2022, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $1.1 million, $991,000 and $984,000 in 2024, 2023 and 2022, respectively.

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

On September 13, 2024, the Company filed with the SDAT an amendment (the “Articles of Amendment”) to the Company’s charter to increase the Company’s authorized shares of Common Stock by 10 million shares. The Articles of Amendment became effective on September 16, 2024. After giving effect to these Articles of Amendment, the authorized capital stock of the Company consisted of 180,413,800 shares, classified as 163,713,800 shares of Common Stock, 13,700,000 shares of Series D Preferred Stock, and 3,000,000 shares of excess stock, par value $0.10 per share.

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

Amounts received in connection with the DRIP for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022

Amounts Received	$10,213	$9,046	$7,808
Less: Dividends Reinvested	(3,214)	(2,652)	(2,783)
Amounts Received, net	$6,999	$6,394	$5,025

Number of Shares Issued	623	612	430

Common Stock At-The-Market Sales Program

On April 4, 2023, the Company entered into an equity distribution agreement (“2023 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as distribution agents (the “2023 Distribution Agents”) under which the Company was permitted to offer and sell shares of the Company’s common stock, $0.10 par value per share (the “Common Stock”), having an aggregate sales price of up to $150 million from time to time through the 2023 Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the 2023 Common ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The 2023 Distribution Agents were not required to sell any specific number or dollar amount of securities, but were to use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the 2023 Distribution Agents and the Company. The 2023 Common ATM Program replaced an earlier similar at-the-market offering that the Company commenced in 2022. The Company began selling shares under the 2023 Common ATM Program in April 2023 and sold a total of 8.5 million shares of Common Stock during 2023 and 2024 under the 2023 Common ATM Program for an aggregate sale price of $132.2 million. During 2024, 1.2 million shares of Common Stock were issued and sold under the 2023 Common ATM Program at a weighted average price of $15.37 per share, generating gross proceeds of $19.1 million and net proceeds of $18.9 million, after offering expenses.

On March 12, 2024, the Company terminated the use of the 2023 Common ATM Program and entered into a new equity distribution agreement (“March 2024 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as distribution agents (the “March 2024 Distribution Agents”) under which the Company was permitted to offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the March 2024 Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the March 2024 Common ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The March 2024 Distribution Agents were not required to sell any specific number or dollar amount of securities but were to use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the March 2024 Distribution Agents and the Company. The Company began selling shares under the March 2024 Common ATM Program on March 13, 2024 and sold a total of 8.1 million shares of Common Stock during 2024 under the March 2024 Common ATM Program at a weighted average price of $17.86 per share, generating gross proceeds of $145.1 million and net proceeds of $142.9 million, after offering expenses.

On September 16, 2024, the Company terminated the use of the March 2024 Common ATM Program and entered into a new equity distribution agreement (“September 2024 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as distribution agents (the “September 2024 Distribution Agents”) under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the September 2024 Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the September 2024 Common ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The September 2024 Distribution Agents are not required to sell any specific number or dollar amount of securities but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the September 2024 Distribution Agents and the Company. The Company began selling shares under the September 2024 Common ATM Program on September 17, 2024 and during 2024, 3.2 million shares of Common Stock were issued and sold under the September 2024 Common ATM Program at a weighted average price of $19.06 per share, generating gross proceeds of $60.3 million and net proceeds of $58.8 million, after offering expenses.

Under the 2023 Common ATM Program, the March 2024 Common ATM Program and the September 2024 Common ATM Program, during 2024, a total of 12.5 million shares of Common Stock were issued and sold at a weighted average price of $17.92 per share, generating gross proceeds of $224.5 million and net proceeds of $220.6 million, after offering expenses.

As of December 31, 2024, $89.8 million of common stock remained eligible for sale under the September 2024 Common ATM Program.

Issuer Purchases of Equity Securities

On January 10, 2024, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorized us to repurchase up to $25 million in the aggregate of the Company’s Common Stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases would be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did not require the Company to acquire any particular amount of Common Stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. Although the Repurchase Program remains in effect, the Company did not make any repurchases of Common Stock during 2024.

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

During 2024, 2023 and 2022, the Company sold additional shares of Series D Preferred Stock pursuant to its at-the-market sales programs, and amended its charter in connection therewith, as previously described.

Preferred Stock At-The-Market Sales Programs

On January 10, 2023, the Company entered into an At Market Issuance Sales Agreement (“2023 Preferred ATM Program”) with B. Riley. Under the 2023 Preferred ATM Program, the Company may offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, with a liquidation preference of $25.00 per share (the “Series D Preferred Stock”), having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. During 2024, the Company issued and sold 1.2 million shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.41 per share, generating gross proceeds of $28.5 million and net proceeds of $28.0 million, after offering expenses.

As of December 31, 2024, $17.6 million in shares of Series D Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

NOTE 12 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the years ended December 31, 2024, 2023 and 2022 (in thousands except per share amounts):

	2024		2023		2022
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$14,215	$0.205	$12,226	$0.205	$10,406	$0.20
June 30	15,149	0.215	12,460	0.205	10,890	0.20
September 30	15,951	0.215	13,419	0.205	10,960	0.20
December 31	16,974	0.215	13,619	0.205	11,154	0.20

	$62,289	$0.85	$51,724	$0.82	$43,410	$0.80

These amounts do not include the discount on shares purchased through the Company’s DRIP.

Subsequent to year end, on January 7, 2025, the Board of Directors declared a quarterly dividend of $0.215 per share on the Company’s Common Stock payable March 17, 2025 to shareholders of record as of the close of business on February 18, 2025.

Preferred Stock

The following dividends were paid to holders of our Series C Preferred Stock during the year ended December 31, 2022 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/12/2022	2/15/2022	3/15/2022	$4,170	$0.421875
4/1/2022	5/16/2022	6/15/2022	4,170	0.421875
7/1/2022	8/15/2022	9/15/2022	2,548	0.257800

			$10,888	$1.101550

The following dividends were paid to holders of our Series D Preferred Stock during the years ended December 31, 2024, 2023 and 2022 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/10/2024	2/15/2024	3/15/2024	$4,673	$0.3984375
4/1/2024	5/15/2024	6/17/2024	4,712	0.3984375
7/1/2024	8/15/2024	9/16/2024	4,782	0.3984375
10/1/2024	11/15/2024	12/16/2024	4,996	0.3984375

			$19,163	$1.59375

1/15/2023	2/15/2023	3/15/2023	$3,836	$0.3984375
4/1/2023	5/15/2023	6/15/2023	4,051	0.3984375
7/1/2023	8/15/2023	9/15/2023	4,364	0.3984375
10/3/2023	11/15/2023	12/15/2023	4,472	0.3984375

			$16,723	$1.59375

1/12/2022	2/15/2022	3/15/2022	$3,430	$0.3984375
4/1/2022	5/16/2022	6/15/2022	3,430	0.3984375
7/1/2022	8/15/2022	9/15/2022	3,430	0.3984375
10/3/2022	11/15/2022	12/15/2022	3,433	0.3984375

			$13,723	$1.59375

Subsequent to year end, on January 7, 2025, the Board of Directors declared a quarterly dividend of $0.3984375 per share for the period from December 1, 2024 through February 28, 2025, on the Company’s Series D Preferred Stock payable March 17, 2025 to shareholders of record as of the close of business on February 18, 2025.

NOTE 13 – FEDERAL INCOME TAXES

Characterization of Distributions

The following table characterizes the distributions paid for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent

Common Stock
Ordinary income	$0.16685	19.63%	$0.22256	27.14%	$0	0%
Return of capital	0.68315	80.37%	0.59744	72.86%	0.80	100.00%

	$0.85	100.00%	$0.82	100.00%	$0.80	100.00%

Preferred Stock - Series D
Ordinary income	$1.593750	100.0%	$1.593750	100.0%	$0.625130	39.22%
Return of capital	0	0%	0	0%	0.968620	60.78%

	$1.593750	100.00%	$1.593750	100.00%	$1.593750	100.00%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2024 and December 31, 2022, S&F had operating income for financial reporting purposes of $1.8 million and $71,000, respectively. For the year ended December 31, 2023, S&F had an operating loss for financial reporting purposes of $648,000. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2024, 2023 and 2022, S&F recorded $112,000, $68,000 and $16,000, respectively, in federal, state and franchise taxes.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of December 31, 2024, the total loan balance under this agreement was approximately $2.1 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2024, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $558,000. This program was terminated on June 22, 2023. The Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of December 31, 2024, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. Customer loan applications are initially submitted to Triad for consideration by Triad’s portfolio of outside lenders. If a loan application does not meet the criteria for outside financing, the application is then considered for financing under the COP Program. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $85.2 million of loans that the Company acquired under the COP Program as of December 31, 2024.

The Company and one of its subsidiaries are parties to a Limited Liability Company Agreement dated as of December 8, 2021 with an affiliate of Nuveen, which governs the initial joint venture entity between the Company and Nuveen. The LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The Company is required to fund 40% of the committed capital and Nuveen is required to fund 60%. All such funding will be on a parity basis. Since the execution of the LLC Agreement, this joint venture entity has acquired two properties. The Company and Nuveen have continued to seek, and are continuing to seek, opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the LLC Agreement entered into in 2021, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis. In 2023, the Company and Nuveen formed a new joint venture entity, governed by a new joint venture agreement, focused on the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres. This community is expected to open at the end of the second quarter of 2025 with our first two homes on order currently. As with the 2021 LLC Agreement, capital contributions to the joint venture entity formed for this project will be funded 60% by Nuveen and 40% by the Company on a parity basis and the other terms (including restrictions on the Company’s right to acquire manufacturing housing communities that meet the LLC Agreement’s investment guidelines without first offering Nuveen an opportunity to participate in the acquisition) are similar to those set forth in the LLC Agreement entered into in 2021 (See Note 5).

On July 26, 2023, the Company entered into an agreement to purchase two manufactured home communities, located in Maryland, for approximately $12.5 million. As of February 26, 2025, this transaction remains pending.

On January 31, 2025, the Company entered into an agreement to purchase two manufactured home communities, located in New Jersey, for approximately $24.6 million

The Company recently entered into a preliminary agreement with a leading national homebuilder regarding the potential formation of a joint venture to develop approximately 131 acres of undeveloped land adjacent to one of the Company’s existing manufactured home communities in southern New Jersey. If necessary governmental approvals can be obtained, the purpose of the joint venture would be to construct roads, infrastructure and other site improvements on the property and then sell the improved lots to an affiliate of the Company’s joint venture partner, which would construct luxury single family residential homes to sell to purchasers. It is envisioned that the joint venture partner would fully fund the costs of required site improvements, to the extent not financed by a third-party construction lender, and would obtain all required approvals. The Company would contribute the real property to the joint venture and receive a percentage of the sale price of each home. If the parties elect to proceed, it is anticipated that the joint venture partner would seek preliminary subdivision and site plan approvals over the next two years and, if these approvals are obtained, the joint venture would then be formally established. Pursuit of this project would be contingent upon execution of definitive documentation setting forth the terms of certain agreements between the parties. There can be no assurance that the Company and its potential joint venture partner will reach agreement or proceed with this arrangement or that required governmental approvals can be obtained. The parties are currently engaged in a 90-day due diligence period during which they intend to commence preliminary discussions with the municipality relating to the necessary approvals.

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2024:
Equity Securities - Preferred Stock	$509	$509	$0	$0
Equity Securities - Common Stock	31,374	31,374	0	0
Total	$31,883	$31,883	$0	$0

December 31, 2023:
Equity Securities - Preferred Stock	$447	$447	$0	$0
Equity Securities - Common Stock	34,059	34,059	0	0
Total	$34,506	$34,506	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of December 31, 2024, the estimated fair value of fixed rate mortgages payable amounted to $476.1 million and the carrying value of fixed rate mortgages payable amounted to $489.3 million.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2024, 2023 and 2022 was $30.7 million, $35.5 million and $27.0 million, respectively. Interest cost capitalized to land development during the years ended December 31, 2024, 2023 and 2022 was $6.0 million, $5.0 million and $2.7 million, respectively.

During the year ended December 31, 2024, stock compensation of $2.8 million was capitalized to land development.

During the years ended December 31, 2024, 2023 and 2022, land development costs of $50.6 million, $27.9 million and $26.3 million, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2024, 2023 and 2022, the Company had dividend reinvestments of $3.2 million, $2.7 million and $2.8 million, respectively, which required no cash transfers.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Common ATM Program

Since January 1, 2025, the Company issued and sold an additional 270,000 shares of its Common Stock under the September 2024 Common ATM Program at a weighted average price of $18.18 per share, generating gross proceeds of $4.9 million and net proceeds of $4.8 million, after offering expenses. As of February 26, 2025, $84.8 million of Common Stock remained eligible for sale under the September 2024 Common ATM Program.

Preferred ATM Program

Since January 1, 2025, the Company issued and sold an additional 49,000 shares of its Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.03 per share, generating gross proceeds and net proceeds of $1.1 million, after offering expenses. As of February 26, 2025, $16.5 million of Preferred Stock remained eligible for sale under the 2023 Preferred ATM Program.

Restricted Stock Awards

On January 7, 2025, the Company awarded 26,000 shares of restricted stock to six employees. The grant date fair value of these grants was $473,000. These grants vest ratably over five years.

On January 7, 2025, the Company awarded 179,945 shares of restricted stock to four employees pursuant their employment agreements. The grant date fair value of these grants was $3.3 million. These shares vest based on a combination of time and achievement of certain performance measures.

NOTE 18– PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2023. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period, after giving effect to certain adjustments including (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	For the years ended December 31,
	2024	2023

Rental and Related Income	$207,019	$189,754
Community Operating Expenses	87,354	81,347
Net Income (Loss) Attributable to Common Shareholders	2,472	(8,728)
Net Income (Loss) Attributable to Common Shareholders per Share:
Basic and Diluted	0.03	(0.14)

UMH PROPERTIES, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Allentown	Memphis, TN	$11,348		$250	$2,569	$23,272
Arbor Estates	Doylestown, PA	0		2,650	8,266	4,079
Auburn Estates	Orrville, OH	0		114	1,174	1,715
Bayshore Estates	Sandusky, OH	0		561	9,553	6,689
Birchwood Farms	Birch Run, MI		(2)	70	2,797	5,197
Boardwalk	Elkhart, IN	12,213	(6)	1,796	4,768	788
Broadmore Estates	Goshen, IN	0		1,120	11,136	15,060
Brookside Village	Berwick, PA		(4)	372	4,776	5,988
Brookview Village	Greenfield Center, NY	2,333		38	233	15,529
Camelot Village	Anderson, IN		(7)	824	2,480	4,244
Camelot Woods	Altoona, PA	0		573	2,767	4,647
Candlewick Court	Owosso, MI	3,787		159	7,087	10,743
Carsons	Chambersburg, PA	22,923	(1)	176	2,411	3,682
Catalina	Middletown, OH	3,736		1,008	11,735	22,382
Cedarcrest Village	Vineland, NJ	10,042		320	1,866	4,051
Center Manor	Monaca, PA	0		198	5,602	2,544
Chambersburg I & II	Chambersburg, PA		(1)	108	2,397	3,236
Chelsea	Sayre, PA		(3)	124	2,049	3,371
Cinnamon Woods	Conowingo, MD		(1)	1,884	2,116	9,073
City View	Lewistown, PA	0		137	613	1,866
Clinton MH Resort	Tiffin, OH	2,978		142	3,302	807
Collingwood	Horseheads, NY		(1)	196	2,318	5,012
Colonial Heights	Wintersville, OH		(2)	67	2,383	8,924
Countryside Estates	Muncie, IN	0		174	1,926	9,444
Countryside Estates	Ravenna, OH		(1)	205	2,896	7,035
Countryside Village	Columbia, TN	95,492	(1)	394	6,917	13,584
Cranberry Village	Cranberry Township, PA	6,400		182	1,923	4,760
Crestview	Athens, PA		(1)	188	2,258	3,751
Cross Keys Village	Duncansville, PA	0		61	378	5,412
Crossroads Village	Mount Pleasant, PA		(1)	183	1,403	298
D & R Village	Clifton Park, NY	6,436		392	704	4,201
Dallas Mobile Home	Toronto, OH		(1)	276	2,729	4,927
Deer Meadows	New Springfield, OH		(1)	226	2,299	5,340
Deer Run	Dothan, AL	0		298	4,242	14,200
Duck River Estates	Columbia, TN	0		416	0	8,503
Evergreen Estates	Lodi, OH		(1)	99	1,121	749
Evergreen Manor	Bedford, OH	0		49	2,372	1,837
Evergreen Village	Mantua, OH		(1)	105	1,277	3,327
Fairview Manor	Millville, NJ	13,647		216	1,167	12,599
Fifty-One Estates	Elizabeth, PA		(1)	1,214	5,746	4,332
Fohl Village	Canton, OH	9,250		1,018	18,052	1,869
Forest Creek	Elkhart, IN		(2)	440	7,004	3,570
Forest Park Village	Cranberry Township, PA	7,062		75	977	12,095
Fox Chapel Village	Cheswick, PA	0		372	4,082	5,547
Frieden Manor	Schuylkill Haven, PA	11,471	(3)	643	5,294	6,687
Friendly Village	Perrysburg, OH	0		1,215	18,141	28,415
Garden View Estates	Orangeburg, SC	0		156	5,044	5,630
Green Acres	Chambersburg, PA	0		63	584	262
Gregory Courts	Honey Brook, PA	0		370	1,220	1,376

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Hayden Heights	Dublin, OH	$1,758		$248	$2,148	$1,660
Heather Highlands	Inkerman, PA	0		573	2,152	18,499
Hidden Creek	Erie, MI	0		614	20,717	9,973
High View Acres	Export, PA		(1)	825	4,264	1,228
Highland	Elkhart, IN	0		510	7,084	7,734
Highland Estates	Kutztown, PA	14,360		145	1,695	12,445
Hillcrest Crossing	Lower Burrell, PA		(1)	961	1,464	12,785
Hillcrest Estates	Marysville, OH		(1)	1,277	3,034	6,301
Hillside Estates	Greensburg, PA		(5)	484	2,679	7,391
Holiday Village	Nashville, TN	6,720		1,632	5,618	19,034
Holiday Village	Elkhart, IN	7,203		491	13,808	14,320
Holly Acres Estates	Erie, PA	5,656		194	3,591	1,654
Hudson Estates	Peninsula, OH		(1)	141	3,516	7,746
Huntingdon Pointe	Tarrs, PA		(1)	399	865	3,511
Independence Park	Clinton, PA		(5)	686	2,784	7,913
Iris Winds	Sumter, SC	0		121	3,324	11,368
Kinnebrook	Monticello, NY	3,399		236	1,403	15,586
Lake Erie Estates	Fredonia, NY	2,430		104	4,391	5,418
Lake Sherman Village	Navarre, OH	4,670		290	1,458	18,187
Lakeview Meadows	Lakeview, OH		(1)	574	1,104	6,562
Laurel Woods	Cresson, PA	0		433	2,070	9,207
Little Chippewa	Orrville, OH	0		113	1,135	2,831
Mandell Trails	Butler, PA	0		2,470	4,905	3,230
Maple Manor	Taylor, PA	32,881	(4)	674	9,433	11,277
Marysville Estates	Marysville, OH		(1)	810	4,556	13,914
Meadowood	New Middletown, OH		(2)	152	3,191	7,080
Meadows	Nappanee, IN	0		549	6,721	14,082
Meadows of Perrysburg	Perrysburg, OH	0		2,146	5,541	5,355
Melrose Village	Wooster, OH	0		767	5,429	9,395
Melrose West	Wooster, OH	0		94	1,040	154
Memphis Blues	Memphis, TN	0		78	810	21,268
Mighty Oak	Albany, GA			232	3,418	3,370
Monroe Valley	Jonestown, PA		(3)	114	994	844
Moosic Heights	Avoca, PA		(4)	330	3,794	5,852
Mount Pleasant Village	Mount Pleasant, PA		(1)	280	3,502	2,121
Mountaintop	Narvon, PA		(3)	134	1,665	2,094
New Colony	West Mifflin, PA		(1)	429	4,129	3,666
Northtowne Meadows	Erie, MI	10,781		1,272	23,859	8,869
Oak Ridge Estates	Elkhart, IN	0	(2)	500	7,524	4,894
Oak Tree	Jackson, NJ	11,679		1,134	21,766	1,245
Oakwood Lake Village	Tunkhannock, PA			379	1,639	3,916
Olmsted Falls	Olmsted Falls, OH	1,761		569	3,031	3,506
Oxford Village	West Grove, PA	13,973		175	991	3,481
Parke Place	Elkhart, IN	0	(6)	4,317	10,341	15,222
Perrysburg Estates	Perrysburg, OH	1,422		399	4,047	8,027
Pikewood Manor	Elyria, OH	12,730		1,053	22,068	24,104
Pine Ridge/Pine Manor	Carlisle, PA			38	198	12,029
Pine Valley Estates	Apollo, PA	0		670	1,337	16,733
Pleasant View Estates	Bloomsburg, PA	0	(4)	282	2,175	4,163
Port Royal Village	Belle Vernon, PA			150	2,492	19,972
Redbud Estates	Anderson, IN	11,871	(7)	1,739	15,091	9,743
River Bluff Estates	Memphis, TN	0		230	0	910
River Valley	Marion, OH	0		236	785	11,716
Rolling Hills Estates	Carlisle, PA	0	(1)	301	1,419	4,314
Rostraver Estates	Belle Vernon, PA		(5)	814	2,204	3,239
Saddle Creek	Dothan, AL			713	3,165	3,140
Sandy Valley Estates	Magnolia, OH	0		270	1,941	17,483
Shady Hills	Nashville, TN	4,192		337	3,379	6,098

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Somerset/Whispering	Somerset, PA	$	(1)	$1,485	$2,050	$11,216
Southern Terrace	Columbiana, OH		(2)	63	3,387	1,026
Southwind Village	Jackson, NJ	20,427	(8)	100	603	3,617
Spreading Oaks Village	Athens, OH	0		67	1,327	5,375
Springfield Meadows	Springfield, OH	0		1,230	3,093	3,728
Suburban Estates	Greensburg, PA	4,731		299	5,837	6,721
Summit Estates	Ravenna, OH		(1)	198	2,779	6,100
Summit Village	Marion, IN	0		522	2,821	5,568
Sunny Acres	Somerset, PA	5,266		287	6,114	5,144
Sunnyside	Eagleville, PA	0		450	2,674	1,257
Trailmont	Goodlettsville, TN	2,795		411	1,867	4,404
Twin Oaks I & II	Olmsted Falls, OH	5,419		823	3,527	2,518
Twin Pines	Goshen, IN	57,743	(2)	650	6,307	7,786
Valley High	Ruffs Dale, PA		(5)	284	2,267	2,966
Valley Hills	Ravenna, OH	2,927		996	6,542	13,895
Valley Stream	Mountaintop, PA	0		323	3,191	1,540
Valley View - HB	Honey Brook, PA		(2)	1,380	5,348	5,633
Valley View I	Ephrata, PA		(3)	191	4,359	2,880
Valley View II	Ephrata, PA		(3)	72	1,746	108
Voyager Estates	West Newton, PA		(1)	742	3,143	7,912
Waterfalls Village	Hamburg, NY	3,991		424	3,812	8,728
Wayside	Bellefontaine, OH		(1)	196	1,080	4,000
Weatherly Estates	Lebanon, TN	6,820		1,184	4,034	5,026
Wellington Estates	Export, PA	0		896	6,179	8,660
Wood Valley	Caledonia, OH	0		260	1,753	8,706
Woodland Manor	West Monroe, NY		(1)	77	841	7,782
Woodlawn Village	Eatontown, NJ		(8)	157	281	2,764
Woods Edge	West Lafayette, IN	4,630		1,808	13,321	15,468
Worthington Arms	Lewis Center, OH	7,918		437	12,706	10,639
Youngstown Estates	Youngstown, NY	0		269	1,606	2,570
		$489,271		$74,086	$587,633	$994,245

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/24
			Site, Land
			& Building
			Improvements and Rental		Accumulated
Name	Location	Land	Homes	Total	Depreciation

Allentown	Memphis, TN	$1,270	$24,821	$26,091	$(9,499)
Arbor Estates	Doylestown, PA	2,650	12,345	14,995	(4,367)
Auburn Estates	Orrville, OH	114	2,889	3,003	(791)
Bayshore Estates	Sandusky, OH	562	16,241	16,803	(1,737)
Birchwood Farms	Birch Run, MI	70	7,994	8,064	(2,653)
Boardwalk	Elkhart, IN	1,796	5,556	7,352	(1,433)
Broadmore Estates	Goshen, IN	1,120	26,196	27,316	(9,581)
Brookside Village	Berwick, PA	372	10,764	11,136	(3,569)
Brookview Village	Greenfield Center, NY	123	15,677	15,800	(4,916)
Camelot Village	Anderson, IN	828	6,720	7,548	(916)
Camelot Woods	Altoona, PA	766	7,221	7,987	(862)
Candlewick Court	Owosso, MI	159	17,830	17,989	(5,153)
Carsons	Chambersburg, PA	176	6,093	6,269	(1,847)
Catalina	Middletown, OH	1,008	34,117	35,125	(8,839)
Cedarcrest Village	Vineland, NJ	408	5,829	6,237	(3,555)
Center Manor	Monaca, PA	201	8,143	8,344	(635)
Chambersburg I & II	Chambersburg, PA	925	4,816	5,741	(1,449)
Chelsea	Sayre, PA	124	5,420	5,544	(1,639)
Cinnamon Woods	Conowingo, MD	1,884	11,189	13,073	(800)
City View	Lewistown, PA	137	2,479	2,616	(836)
Clinton MH Resort	Tiffin, OH	142	4,109	4,251	(1,733)
Collingwood	Horseheads, NY	196	7,330	7,526	(2,126)
Colonial Heights	Wintersville, OH	67	11,307	11,374	(3,586)
Countryside Estates	Muncie, IN	174	11,370	11,544	(3,001)
Countryside Estates	Ravenna, OH	205	9,931	10,136	(3,078)
Countryside Village	Columbia, TN	193	20,702	20,895	(8,062)
Cranberry Village	Cranberry Township, PA	182	6,683	6,865	(3,935)
Crestview	Athens, PA	362	5,835	6,197	(1,847)
Cross Keys Village	Duncansville, PA	61	5,790	5,851	(2,397)
Crossroads Village	Mount Pleasant, PA	183	1,701	1,884	(477)
D & R Village	Clifton Park, NY	392	4,905	5,297	(2,659)
Dallas Mobile Home	Toronto, OH	276	7,656	7,932	(2,036)
Deer Meadows	New Springfield, OH	226	7,639	7,865	(2,110)
Deer Run	Dothan, AL	301	18,439	18,740	(1,768)
Duck River Estates	Columbia, TN	416	8,503	8,919	(531)
Evergreen Estates	Lodi, OH	119	1,850	1,969	(619)
Evergreen Manor	Bedford, OH	49	4,209	4,258	(1,398)
Evergreen Village	Mantua, OH	105	4,604	4,709	(981)
Fairview Manor	Millville, NJ	2,535	11,447	13,982	(7,191)
Fifty-One Estates	Elizabeth, PA	1,330	9,962	11,292	(1,692)
Fohl Village	Canton, OH	1,023	19,916	20,939	(1,471)
Forest Creek	Elkhart, IN	440	10,574	11,014	(4,586)
Forest Park Village	Cranberry Township, PA	75	13,072	13,147	(5,500)
Fox Chapel Village	Cheswick, PA	372	9,629	10,001	(1,888)
Frieden Manor	Schuylkill Haven, PA	1,420	11,204	12,624	(3,761)
Friendly Village	Perrysburg, OH	1,266	46,505	47,771	(6,465)
Garden View Estates	Orangeburg, SC	158	10,672	10,830	(667)
Green Acres	Chambersburg, PA	63	846	909	(298)
Gregory Courts	Honey Brook, PA	370	2,596	2,966	(1,013)
Hayden Heights	Dublin, OH	248	3,808	4,056	(1,162)
Heather Highlands	Inkerman, PA	573	20,651	21,224	(8,864)
Hidden Creek	Erie, MI	618	30,686	31,304	(2,358)
High View Acres	Export, PA	825	5,492	6,317	(1,302)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/24
			Site, Land
			& Building
			Improvements and Rental		Accumulated
Name	Location	Land	Homes	Total	Depreciation

Highland	Elkhart, IN	$510	$14,818	$15,328	$(5,813)
Highland Estates	Kutztown, PA	404	13,881	14,285	(9,189)
Hillcrest Crossing	Lower Burrell, PA	961	14,249	15,210	(2,754)
Hillcrest Estates	Marysville, OH	1,277	9,335	10,612	(2,129)
Hillside Estates	Greensburg, PA	484	10,070	10,554	(2,195)
Holiday Village	Nashville, TN	1,632	24,652	26,284	(6,140)
Holiday Village	Elkhart, IN	491	28,128	28,619	(7,988)
Holly Acres Estates	Erie, PA	194	5,245	5,439	(1,652)
Hudson Estates	Peninsula, OH	141	11,262	11,403	(3,351)
Huntingdon Pointe	Tarrs, PA	399	4,376	4,775	(898)
Independence Park	Clinton, PA	686	10,697	11,383	(2,504)
Iris Winds	Sumter, SC	607	14,206	14,813	(1,333)
Kinnebrook	Monticello, NY	509	16,716	17,225	(8,339)
Lake Erie Estates	Fredonia, NY	140	9,773	9,913	(1,281)
Lake Sherman Village	Navarre, OH	290	19,645	19,935	(7,742)
Lakeview Meadows	Lakeview, OH	726	7,514	8,240	(997)
Laurel Woods	Cresson, PA	433	11,277	11,710	(4,145)
Little Chippewa	Orrville, OH	113	3,966	4,079	(1,147)
Mandell Trails	Butler, PA	2,537	8,068	10,605	(549)
Maple Manor	Taylor, PA	674	20,710	21,384	(7,566)
Marysville Estates	Marysville, OH	818	18,462	19,280	(3,386)
Meadowood	New Middletown, OH	152	10,271	10,423	(3,150)
Meadows	Nappanee, IN	549	20,803	21,352	(5,656)
Meadows of Perrysburg	Perrysburg, OH	4,500	8,542	13,042	(1,465)
Melrose Village	Wooster, OH	767	14,824	15,591	(4,169)
Melrose West	Wooster, OH	94	1,194	1,288	(455)
Memphis Blues	Memphis, TN	336	21,820	22,156	(5,185)
Mighty Oak	Albany, GA	234	6,786	7,020	(320)
Monroe Valley	Jonestown, PA	114	1,838	1,952	(665)
Moosic Heights	Avoca, PA	330	9,646	9,976	(3,186)
Mount Pleasant Village	Mount Pleasant, PA	280	5,623	5,903	(1,540)
Mountaintop	Narvon, PA	249	3,644	3,893	(1,152)
New Colony	West Mifflin, PA	448	7,776	8,224	(1,293)
Northtowne Meadows	Erie, MI	1,310	32,690	34,000	(5,983)
Oak Ridge Estates	Elkhart, IN	500	12,418	12,918	(4,687)
Oak Tree	Jackson, NJ	1,150	22,995	24,145	(1,687)
Oakwood Lake Village	Tunkhannock, PA	379	5,555	5,934	(1,548)
Olmsted Falls	Olmsted Falls, OH	569	6,537	7,106	(2,094)
Oxford Village	West Grove, PA	155	4,492	4,647	(2,592)
Parke Place	Elkhart, IN	4,317	25,563	29,880	(5,489)
Perrysburg Estates	Perrysburg, OH	407	12,066	12,473	(2,253)
Pikewood Manor	Elyria, OH	1,071	46,154	47,225	(8,469)
Pine Ridge/Pine Manor	Carlisle, PA	145	12,120	12,265	(5,863)
Pine Valley Estates	Apollo, PA	732	18,008	18,740	(5,231)
Pleasant View Estates	Bloomsburg, PA	307	6,313	6,620	(1,994)
Port Royal Village	Belle Vernon, PA	505	22,109	22,614	(10,601)
Redbud Estates	Anderson, IN	1,753	24,820	26,573	(4,921)
River Bluff Estates	Memphis, TN	230	910	1,140	(4)
River Valley Estates	Marion, OH	236	12,501	12,737	(5,445)
Rolling Hills Estates	Carlisle, PA	517	5,517	6,034	(1,479)
Rostraver Estates	Belle Veron, PA	814	5,443	6,257	(1,710)
Saddle Creek	Dothan, AL	718	6,300	7,018	(406)
Sandy Valley Estates	Magnolia, OH	270	19,424	19,694	(7,549)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024 (in thousands)

Column A		Column E (9) (10)			Column F
Description		Gross Amount at Which Carried at 12/31/24
			Site, Land
			& Building
			Improvements and Rental		Accumulated
Name	Location	Land	Homes	Total	Depreciation
Shady Hills	Nashville, TN	$337	$9,477	$9,814	$(3,484)
Somerset/Whispering	Somerset, PA	1,489	13,262	14,751	(6,183)
Southern Terrace	Columbiana, OH	63	4,413	4,476	(1,766)
Southwind Village	Jackson, NJ	100	4,220	4,320	(2,592)
Spreading Oaks Village	Athens, OH	67	6,702	6,769	(2,935)
Springfield Meadows	Springfield, OH	1,230	6,821	8,051	(1,461)
Suburban Estates	Greensburg, PA	299	12,558	12,857	(4,725)
Summit Estates	Ravenna, OH	198	8,879	9,077	(2,604)
Summit Village	Marion, IN	522	8,389	8,911	(2,122)
Sunny Acres	Somerset, PA	287	11,258	11,545	(4,351)
Sunnyside	Eagleville, PA	662	3,719	4,381	(1,391)
Trailmont	Goodlettsville, TN	411	6,271	6,682	(2,288)
Twin Oaks I & II	Olmsted Falls, OH	998	5,870	6,868	(2,369)
Twin Pines	Goshen, IN	650	14,093	14,743	(5,019)
Valley High	Ruffs Dale, PA	284	5,233	5,517	(1,608)
Valley Hills	Ravenna, OH	996	20,437	21,433	(5,866)
Valley Stream	Mountaintop, PA	323	4,731	5,054	(1,383)
Valley View - HB	Honey Brook, PA	1,380	10,981	12,361	(3,836)
Valley View I	Ephrata, PA	280	7,150	7,430	(2,325)
Valley View II	Ephrata, PA	72	1,854	1,926	(803)
Voyager Estates	West Newton, PA	742	11,055	11,797	(2,596)
Waterfalls Village	Hamburg, NY	424	12,540	12,964	(6,111)
Wayside	Bellefontaine, OH	538	4,738	5,276	(895)
Weatherly Estates	Lebanon, TN	1,184	9,060	10,244	(4,946)
Wellington Estates	Export, PA	896	14,839	15,735	(3,095)
Wood Valley	Caledonia, OH	260	10,459	10,719	(4,427)
Woodland Manor	West Monroe, NY	258	8,442	8,700	(2,600)
Woodlawn Village	Eatontown, NJ	135	3,067	3,202	(1,274)
Woods Edge	West Lafayette, IN	1,808	28,789	30,597	(7,775)
Worthington Arms	Lewis Center, OH	437	23,345	23,782	(6,093)
Youngstown Estates	Youngstown, NY	269	4,176	4,445	(1,176)
		$85,421	$1,570,543	$1,655,964	$(445,077)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Arbor Estates	Doylestown, PA	1959	2013	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Bayshore Estates	Sandusky, OH	1969	2021	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Boardwalk	Elkhart, IN	1995-1996	2017	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside Village	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview Village	Greenfield Center, NY	prior to 1970	1977	5 to 27.5
Camelot Village	Anderson, IN	1998	2018	5 to 27.5
Camelot Woods	Altoona, PA	1999	2020	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedarcrest Village	Vineland, NJ	1973	1986	5 to 27.5
Center Manor	Monaca, PA	1957	2022	5 to 27.5
Chambersburg I & II	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
Cinnamon Woods	Conowingo, MD	2005	2017	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton MH Resort	Tiffin, OH	1968/1987	2011	5 to 27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry Village	Cranberry Township, PA	1974	1986	5 to 27.5
Crestview	Athens, PA	1964	2012	5 to 27.5
Cross Keys Village	Duncansville, PA	1961	1979	5 to 27.5
Crossroads Village	Mount Pleasant, PA	1955/2004	2017	5 to 27.5
D & R Village	Clifton Park, NY	1972	1978	5 to 27.5
Dallas Mobile Home	Toronto, OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield, OH	1973	2014	5 to 27.5
Deer Run	Dothan, AL	1960	2021	5 to 27.5
Duck River Estates	Columbia, TN	2023	2011	5 to 27.5
Evergreen Estates	Lodi, OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Fifty-One Estates	Elizabeth, PA	1970’s	2019	5 to 27.5
Fohl Village	Canton, OH	1972	2022	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park Village	Cranberry Township, PA	prior to 1980	1982	5 to 27.5
Fox Chapel Village	Cheswick, PA	1975	2017	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Friendly Village	Perrysburg, OH	1970	2019	5 to 27.5
Garden View Estates	Orangeburg, SC	1962	2022	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	5 to 27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin, OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
Hidden Creek	Erie, MI	1993	2022	5 to 27.5
High View Acres	Export, PA	1984	2017	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Highland	Elkhart, IN	1969	2013	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillcrest Crossing	Lower Burrell, PA	1971	2017	5 to 27.5
Hillcrest Estates	Marysville, OH	1995	2017	5 to 27.5
Hillside Estates	Greensburg, PA	1980	2014	5 to 27.5
Holiday Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres Estates	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5
Independence Park	Clinton, PA	1987	2014	5 to 27.5
Iris Winds	Sumter, SC	1972	2021	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Erie Estates	Fredonia, NY	1965-1975	2020	5 to 27.5
Lake Sherman Village	Navarre, OH	prior to 1980	1987	5 to 27.5
Lakeview Meadows	Lakeview, OH	1995	2016	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Mandell Trails	Butler, PA	1969	2022	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
Marysville Estates	Marysville, OH	1960s to 2015	2017	5 to 27.5
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Meadows of Perrysburg	Perrysburg, OH	1998	2018	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	5 to 27.5
Memphis Blues	Memphis, TN	1955	1985	5 to 27.5
Might Oak	Albany, GA	2023	2023	5 to 27.5
Monroe Valley	Jonestown, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mount Pleasant Village	Mount Pleasant, PA	1977-1986	2017	5 to 27.5
Mountaintop	Narvon, PA	1972	2012	5 to 27.5
New Colony	West Mifflin, PA	1975	2019	5 to 27.5
Northtowne Meadows	Erie, MI	1988, 1995, 1999	2019	5 to 27.5
Oak Ridge Estates	Elkhart, IN	1990	2013	5 to 27.5
Oak Tree	Jackson, NJ	1958	2022	5 to 27.5
Oakwood Lake Village	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Falls, OH	1953/1970	2012	5 to 27.5
Oxford	West Grove, PA	1971	1974	5 to 27.5
Parke Place	Elkhart, IN	1995-1996	2017	5 to 27.5
Perrysburg Estates	Perrysburg, OH	1972	2018	5 to 27.5
Pikewood Manor	Elyria, OH	1962	2018	5 to 27.5
Pine Ridge/Pine Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley Estates	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View Estates	Bloomsburg, PA	1960’s	2010	5 to 27.5
Port Royal Village	Belle Vernon, PA	1973	1983	5 to 27.5
Redbud Estates	Anderson, IN	1966/1998/2003	2018	5 to 27.5
River Bluff Estates	Memphis, TN	2024	2013	5 to 27.5
River Valley Estates	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Vern on, PA	1970	2014	5 to 27.5
Saddle Creek	Dothan, AL	1972	2022	5 to 27.5
Sandy Valley Estates	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5
Somerset/Whispering	Somerset, PA	prior to 1980	2004	5 to 27.5
Southern Terrace	Columbiana, OH	1983	2012	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Southwind Village	Jackson, NJ	1969	1969	5 to 27.5
Spreading Oaks Village	Athens, OH	prior to 1980	1996	5 to 27.5
Springfield Meadows	Springfield, OH	1970	2016	5 to 27.5
Suburban Estates	Greensburg, PA	1968/1980	2010	5 to 27.5
Summit Estates	Ravenna, OH	1969	2014	5 to 27.5
Summit Village	Marion, IN	2000	2018	5 to 27.5
Sunny Acres	Somerset, PA	1970	2010	5 to 27.5
Sunnyside	Eagleville, PA	1960	2013	5 to 27.5
Trailmont	Goodlettsville, TN	1964	2011	5 to 27.5
Twin Oaks I & II	Olmsted Falls, OH	1952/1997	2012	5 to 27.5
Twin Pines	Goshen, IN	1956/1990	2013	5 to 27.5
Valley High	Ruffs Dale, PA	1974	2014	5 to 27.5
Valley Hills	Ravenna, OH	1960-1970	2014	5 to 27.5
Valley Stream	Mountaintop, PA	1970	2015	5 to 27.5
Valley View - HB	Honey Brook, PA	1970	2013	5 to 27.5
Valley View I	Ephrata, PA	1961	2012	5 to 27.5
Valley View II	Ephrata, PA	1999	2012	5 to 27.5
Voyager Estates	West Newton, PA	1968	2015	5 to 27.5
Waterfalls Village	Hamburg, NY	prior to 1980	1997	5 to 27.5
Wayside	Bellefontaine, OH	1960	2016	5 to 27.5
Weatherly Estates	Lebanon, TN	1997	2006	5 to 27.5
Wellington Estates	Export, PA	1970/1996	2017	5 to 27.5
Wood Valley	Caledonia, OH	prior to 1980	1996	5 to 27.5
Woodland Manor	West Monroe, NY	prior to 1980	2003	5 to 27.5
Woodlawn Village	Eatontown, NJ	1964	1978	5 to 27.5
Woods Edge	West Lafayette, IN	1974	2015	5 to 27.5
Worthington Arms	Lewis Center, OH	1968	2015	5 to 27.5
Youngstown Estates	Youngstown, NY	1963	2013	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(1)	Represents one mortgage payable secured by twenty-eight properties and one mortgage payable secured by the rental homes therein.

(2)	Represents one mortgage payable secured by eight properties.

(3)	Represents one mortgage payable secured by six properties.

(4)	Represents one mortgage payable secured by four properties and one mortgage payable secured by the rental homes therein.

(5)	Represents one mortgage payable secured by four properties.

(6)	Represents one mortgage payable secured by two properties.

(7)	Represents one mortgage payable secured by two properties.

(8)	Represents one mortgage payable secured by two properties.

(9)	Reconciliation

	/———-FIXED ASSETS————/
	(in thousands)
	12/31/24	12/31/23	12/31/22

Balance – Beginning of Year	$1,527,479	$1,379,527	$1,198,104

Additions:
Acquisitions	139,528	3,650	85,553
Improvements	0	151,495	108,544
Total Additions	139,528	155,145	194,097

Deletions	(11,043)	(7,193)	(12,674)

Balance – End of Year	$1,655,964	$1,527,479	$1,379,527

	/——ACCUMULATED DEPRECIATION——/ (in thousands)
	12/31/24	12/31/23	12/31/22

Balance – Beginning of Year	$391,920	$340,776	$295,740

Additions:
Depreciation	57,765	53,685	46,650
Total Additions	57,765	53,685	46,650

Deletions	(4,608)	(2,541)	(1,614)

Balance – End of Year	$445,077	$391,920	$340,776

(10)	The aggregate cost for Federal tax purposes approximates historical cost.

-111-