Form 10-Q
period 2025-03-31
UMH PROPERTIES, INC.
filed 2025-05-01
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of April 30, 2025
Common Stock, $0.10 par value per share	84,075,332

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(in thousands except per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
- ASSETS -
Investment Property and Equipment
Land	$89,588	$88,037
Site and Land Improvements	999,300	970,053
Buildings and Improvements	45,618	44,782
Rental Homes and Accessories	578,409	566,242
Total Investment Property	1,712,915	1,669,114
Equipment and Vehicles	31,782	31,488
Total Investment Property and Equipment	1,744,697	1,700,602
Accumulated Depreciation	(487,441)	(471,703)
Net Investment Property and Equipment	1,257,256	1,228,899

Other Assets
Cash and Cash Equivalents	35,199	99,720
Marketable Securities at Fair Value	30,328	31,883
Inventory of Manufactured Homes	41,008	34,982
Notes and Other Receivables, net	94,650	91,668
Prepaid Expenses and Other Assets	16,016	14,261
Land Development Costs	45,815	33,868
Investment in Joint Venture	29,034	28,447
Total Other Assets	292,050	334,829

TOTAL ASSETS	$1,549,306	$1,563,728

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(in thousands except per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$476,372	$485,540

Other Liabilities:
Accounts Payable	7,090	7,979
Loans Payable, net of unamortized debt issuance costs	28,814	28,279
Series A Bonds, net of unamortized debt issuance costs	101,115	100,903
Accrued Liabilities and Deposits	11,517	15,091
Tenant Security Deposits	10,203	10,027
Total Other Liabilities	158,739	162,279
Total Liabilities	635,111	647,819

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 18,700 and 13,700 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 12,872 and 12,823 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	321,804	320,572
Common Stock - $0.10 par value per share, 183,714 and 163,714 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 82,825 and 81,909 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8,283	8,191
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and December 31, 2024	-0-	-0-
Additional Paid-In Capital	607,640	610,630
Accumulated Deficit	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	912,363	914,029
Non-Controlling Interest in Consolidated Subsidiaries	1,832	1,880
Total Shareholders’ Equity	914,195	915,909

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,306	$1,563,728

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(in thousands except per share amounts)

	THREE MONTHS ENDED
	March 31, 2025	March 31, 2024

INCOME:
Rental and Related Income	$54,574	$50,329
Sales of Manufactured Homes	6,651	7,351
Total Income	61,225	57,680

EXPENSES:
Community Operating Expenses	23,029	21,097
Cost of Sales of Manufactured Homes	4,345	5,556
Selling Expenses	1,615	1,646
General and Administrative Expenses	5,999	5,368
Depreciation Expense	16,663	14,741
Total Expenses	51,651	48,408

OTHER INCOME (EXPENSE):
Interest Income	2,263	1,567
Dividend Income	374	360
Decrease in Fair Value of Marketable Securities	(1,562)	(5,369)
Other Income	177	159
Loss on Investment in Joint Venture	(81)	(137)
Interest Expense	(5,934)	(7,474)
Total Other Income (Expense)	(4,763)	(10,894)

Gain (Loss) before Loss on Sales of Investment Property and Equipment	4,811	(1,622)
Loss on Sales of Investment Property and Equipment	(1)	(3)
Net Income (Loss)	4,810	(1,625)
Preferred Dividends	(5,129)	(4,673)
Loss Attributable to Non-Controlling Interest	48	34
Net Loss Attributable to Common Shareholders	$(271)	$(6,264)

Net Loss Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.00)	$(0.09)

Weighted Average Common Shares Outstanding:

Basic	82,391	69,130
Diluted	83,335	69,536

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2024	81,909	$8,191	$320,572

Common Stock Issued with the DRIP	152	16	-0-
Common Stock Issued through Restricted Stock Awards	224	22	-0-
Common Stock Issued through Stock Options	25	2	-0-
Common Stock Issued in connection with At-The-Market Offerings, net	515	52	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	1,232
Distributions	-0-	-0-	-0-
Stock Compensation	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance March 31, 2025	82,825	$8,283	$321,804

Balance December 31, 2023	67,978	$6,798	$290,180

Common Stock Issued with the DRIP	168	16	-0-
Common Stock Issued through Restricted Stock Awards	481	48	-0-
Common Stock Issued through Stock Options	179	18	-0-
Common Stock Issued in connection with At-The-Market Offerings, net	1,347	135	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	4,855
Distributions	-0-	-0-	-0-
Stock Compensation	-0-	-0-	-0-
Net Loss	-0-	-0-	-0-

Balance March 31, 2024	70,153	$7,015	$295,035

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED) – CONTINUED

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2024	$610,630	$(25,364)	$1,880	$915,909

Common Stock Issued with the DRIP	2,596	-0-	-0-	2,612
Common Stock Issued through Restricted Stock Awards	(22)	-0-	-0-	-0-
Common Stock Issued through Stock Options	352	-0-	-0-	354
Common Stock Issued in connection with At-The-Market Offerings, net	9,185	-0-	-0-	9,237
Preferred Stock Issued in connection with At-The-Market Offerings, net	(250)	-0-	-0-	982
Distributions	(18,000)	(4,858)	-0-	(22,858)
Stock Compensation	3,149	-0-	-0-	3,149
Net Income (Loss)	-0-	4,858	(48)	4,810

Balance March 31, 2025	$607,640	$(25,364)	$1,832	$914,195

Balance December 31, 2023	$433,106	$(25,364)	$2,074	$706,794

Common Stock Issued with the DRIP	2,455	-0-	-0-	2,471
Common Stock Issued through Restricted Stock Awards	(48)	-0-	-0-	-0-
Common Stock Issued through Stock Options	1,748	-0-	-0-	1,766
Common Stock Issued in connection with At-The-Market Offerings, net	20,260	-0-	-0-	20,395
Preferred Stock Issued in connection with At-The-Market Offerings, net	(456)	-0-	-0-	4,399
Distributions	(20,479)	1,591	-0-	(18,888)
Stock Compensation	1,845	-0-	-0-	1,845
Net Loss	-0-	(1,591)	(34)	(1,625)

Balance March 31, 2024	$438,431	$(25,364)	$2,040	$717,157

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(in thousands)

	THREE MONTHS ENDED
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$4,810	$(1,625)
Non-Cash items included in Net Income (Loss):
Depreciation	16,663	14,741
Amortization of Financing Costs	599	556
Stock Compensation Expense	1,813	1,354
Provision for Uncollectible Notes and Other Receivables	450	463
Decrease in Fair Value of Marketable Securities	1,562	5,369
Loss on Sales of Investment Property and Equipment	1	3
Loss on Investment in Joint Venture	185	244
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(6,026)	3,721
Notes and Other Receivables, net of notes acquired with acquisitions	(3,432)	(2,164)
Prepaid Expenses and Other Assets	441	(549)
Accounts Payable	(889)	(352)
Accrued Liabilities and Deposits	(3,574)	(2,896)
Tenant Security Deposits	176	183
Net Cash Provided by Operating Activities	12,779	19,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(25,367)	-0-
Purchase of Investment Property and Equipment	(20,656)	(17,861)
Proceeds from Sales of Investment Property and Equipment	1,003	1,034
Additions to Land Development Costs	(10,611)	(8,282)
Purchase of Marketable Securities through automatic reinvestments	(7)	(6)
Investment in Joint Venture	(773)	(309)
Net Cash Used in Investing Activities	(56,411)	(25,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds (Payments) from Short-Term Borrowings	371	(16,044)
Principal Payments of Mortgages and Loans	(9,391)	(2,946)
Financing Costs on Debt	-0-	(2)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	982	4,399
Proceeds from At-The-Market Common Equity Program, net of offering costs	9,237	20,395
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	1,776	1,759
Proceeds from Exercise of Stock Options	354	1,766
Preferred Dividends Paid	(5,129)	(4,673)
Common Dividends Paid, net of dividend reinvestments	(16,893)	(13,503)
Net Cash Used in Financing Activities	(18,693)	(8,849)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(62,325)	(15,225)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	108,811	64,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$46,486	$49,212

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. The Company operates 141 manufactured home communities containing approximately 26,500 developed homesites, on which approximately 10,400 Company-owned rental homes are situated. The 141 communities include two communities in central Florida owned through a joint venture with Nuveen Real Estate in which the Company has a 40% interest (Sebring Square and Rum Runner) and also include two communities acquired through the Company’s qualified opportunity zone fund (See Note 6). These 141 communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. The Company, through its wholly-owned taxable subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells manufactured homes to residents and prospective residents in our communities. Inherent in the operations of manufactured home communities are site vacancies. S&F was established to enhance the value of the communities by helping to fill these vacancies through the sales of homes. The Company holds a 77% controlling interest in its qualified opportunity zone fund which it created in 2022 to acquire, develop and redevelop manufactured housing communities located in areas designated as Qualified Opportunity Zones by the U.S. Treasury Department to encourage long-term investment in economically distressed areas. The consolidated financial statements of the Company include S&F and all of its other wholly-owned subsidiaries and its qualified opportunity zone fund. All intercompany transactions and balances have been eliminated in consolidation. In addition to the 141 manufactured home communities the Company currently operates, the Company, through its joint venture with Nuveen Real Estate, is engaged in the development of a new manufactured home community in Honey Brook, Pennsylvania, which is expected to open at the end of the second quarter of 2025 and, once complete, will contain 113 manufactured home sites.

The primary focus of our business is the operation of our manufactured home communities – leasing of manufactured homesites and manufactured homes in our communities. The sale of homes is integrated with our leasing of these manufactured homes and homesites. Management views the Company’s business as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. Capital and resources are allocated to further the goal of maintaining and increasing occupancy in our communities. Our chief executive officer, with the assistance of our chief operating officer, is the principal decision-maker regarding allocation of resources. These decisions are based on the occupancy of the communities and community net operating income. Sales of homes are necessary to maintain/ and increase occupancy at our communities. We primarily purchase homes to fill vacant sites in the communities. These homes are either rented or sold, based on the needs of the potential residents.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of March 31, 2025 and December 31, 2024, the right-of-use assets and corresponding lease liabilities of $2.9 million and $3.0 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2025	$345
2026	460
2027	257
2028	111
2029	111
Thereafter	18,392

Total Lease Payments	$19,676

The weighted average remaining lease term for these leases is 164 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	3/31/25	12/31/24	3/31/24	12/31/23

Cash and Cash Equivalents	$35,199	$99,720	$39,865	$57,320
Restricted Cash	11,287	9,091	9,347	7,117

Cash, Cash Equivalents And Restricted Cash	$46,486	$108,811	$49,212	$64,437

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

Notes Receivables

We account for our receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of March 31, 2025 and December 31, 2024, the Company had notes receivable of $89.7 million and $87.4 million, net of the fair value adjustment of $1.8 million. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three months ended March 31, 2025 and 2024, common stock equivalents of 944,000 shares and 406,000 shares, respectively, were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions

On March 24, 2025, the Company acquired two age-restricted communities, Cedar Grove and Maplewood Village, located in Mantua, New Jersey, for approximately $24.6 million. These communities contain a total of 266 newly developed homesites, which are 100% occupied. They are situated on approximately 38 total acres.

The Company has evaluated this acquisition and has determined that it should be accounted for as an acquisition of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $767,000 for the three months ended March 31, 2025, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the three months ended March 31, 2025 (in thousands):

At Acquisition Date
Assets Acquired:
Land	$1,448
Depreciable Property	23,919
Total Assets Acquired	$25,367

See Note 14 for the Unaudited Pro Forma Financial Information relating to this acquisition.

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $30.3 million as of March 31, 2025, which represents 1.5% of undepreciated assets (total assets excluding accumulated depreciation). The Company does not intend to increase its investments in this REIT securities portfolio. The REIT securities portfolio provides the Company with additional diversification, liquidity and income.

As of March 31, 2025, the Company had total net unrealized losses of $40.1 million in its REIT securities portfolio. For the three months ended March 31, 2025, the Company recorded a $1.6 million decrease in the fair value of these marketable securities. The Company held eight securities that had unrealized losses as of March 31, 2025.

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

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a new joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “Second LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen.  The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversite, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development of a new manufactured housing community on this property. The community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres. This community is expected to open at the end of the second quarter of 2025 with our first seven homes on order, of which five have been delivered and are in the process of being set up.

References in this report to the Company’s joint venture relationship with Nuveen are intended to refer to its ongoing relationship with Nuveen.

The Company accounts for its joint venture with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

NOTE 6 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the Monmouth Real Estate Investment Corp. (“MREIC”) merger, in the UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company.  The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas.  The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits.  UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. As of March 31, 2025, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company.

NOTE 7 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Loans Payable

The following is a summary of our loans payable as of March 31, 2025 and December 31, 2024 (in thousands):

		3/31/2025		12/31/2024
		Amount	Rate	Amount	Rate

Margin Loan	(1)	$-0-	N/A	$-0-	N/A
Unsecured line of credit	(2)	-0-	N/A	-0-	N/A
Floorplan inventory financing	(3)	6,025	7.88%	5,479	8.27%
FirstBank rental home loan	(4)	23,858	6.15%	24,033	6.15%
FirstBank rental home line of credit	(5)	-0-	N/A	-0-	N/A
Triad rental home loan	(6)	-0-	N/A	-0-	N/A
OceanFirst notes receivable financing	(7)	-0-	N/A	-0-	N/A
Total Loans Payable		29,883	6.50%	29,512	6.54%
Unamortized debt issuance costs		(1,069)		(1,233)
Loans Payable, net of unamortized debt issuance costs		$28,814	6.74%	$28,279	6.83%

(1)	Collateralized by the Company’s securities portfolio and is due on demand. The Company must maintain a coverage ratio of approximately 2 times.
(2)	Represents an unsecured revolving credit facility syndicated with three banks, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., and Wells Fargo, N.A. Total available borrowings under this facility is $260 million. Interest is based on the Company’s overall leverage ratio and is equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.5% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%, and maturity is November 7, 2026.
(3)	Represents revolving credit agreements totaling $108.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank, Northpoint Commercial Finance and Triad Financial Services (“Triad”) to finance inventory purchases. Interest rates on these agreements range from prime minus 0.75% to SOFR plus 4%. Subsequent to quarter end, the Company paid down this balance.
(4)	Represents a term loan secured by rental homes and rental home leases, with a fixed interest rate of 6.15% and a maturity date of May 10, 2028.
(5)	Represents a $25 million revolving line of credit secured by rental homes and their leases with a 5-year term and a variable interest rate of prime.
(6)	Represents a $30 million revolving line of credit secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.
(7)	Represents a revolving line of credit secured by eligible notes receivable, with an interest rate of prime with a floor of 4.75%.

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of March 31, 2025, the Company is in compliance with these covenants.

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

Mortgages Payable

The following is a summary of our mortgages payable as of March 31, 2025 and December 31, 2024 (in thousands):

	3/31/2025		12/31/2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Fixed rate mortgages	$479,879	4.18%	$489,271	4.18%
Unamortized debt issuance costs	(3,507)		(3,731)
Mortgages Payable, net of unamortized debt issuance costs	$476,372	4.21%	$485,540	4.21%

On February 28, 2025, the Company paid off one mortgage totaling $6.4 million. Subsequent to quarter end, the Company paid down nine mortgages in the total amount of $39.3 million and drew down $40 million on its unsecured line of credit.

As of March 31, 2025 and December 31, 2024, the weighted average loan maturity of mortgages payable was 4.2 years and 4.4 years, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

On March 17, 2025, the Company paid total cash dividends of $17.7 million or $0.215 per share to common shareholders of record as of the close of business on February 18, 2025, of which $836,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On April 1, 2025, the Company announced a 4.7% increase in its quarterly common stock dividend, raising it to $0.225 per share from $0.215 per share, to be paid June 16, 2025 to common shareholders of record as of the close of business on May 15, 2025. This dividend increase represented our fifth consecutive common stock dividend increase within the last five years, resulting in a 25% cumulative increase over that period.

During the three months ended March 31, 2025, the Company received, including dividends reinvested of $836,000, a total of $2.6 million from its DRIP. There were 152,000 shares issued under the DRIP during this period.

On January 7, 2025, the Board of Directors reaffirmed our Common Stock Repurchase Program (the “Repurchase Program”) that authorizes us to repurchase up to $25 million in the aggregate of the Company’s common stock.  Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three months ended March 31, 2025, the Company did not repurchase any shares of its Common Stock.

Common Stock At-The-Market Sales Program

On September 16, 2024, the Company terminated the use of its then-existing at-the-market sale program for its Common Stock and entered into a new equity distribution agreement (“September 2024 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as Distribution Agents under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the September 2024 Common ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. For the three months ended March 31, 2025, 515,000 shares of Common Stock were issued and sold under the September 2024 Common ATM Program at a weighted average price of $18.21 per share, generating gross proceeds of $9.4 million and net proceeds of $9.2 million, after offering expenses.

As of March 31, 2025, $80.4 million of common stock remained eligible for sale under the September 2024 Common ATM Program.

6.375% Series D Cumulative Redeemable Preferred Stock

On March 17, 2025, the Company paid $5.1 million in dividends or $0.3984375 per share for the period from December 1, 2024 through February 28, 2025 to holders of record as of the close of business on February 15, 2024 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On April 1, 2025, the Company declared a dividend of $0.3984375 per share for the period from March 1, 2025 through May 31, 2025 to be paid on June 16, 2025 to Series D Preferred shareholders of record as of the close of business on May 15, 2025.

Preferred Stock At-The-Market Sales Program

On January 10, 2023, the Company entered into an At Market Issuance Sales Agreement (“2023 Preferred ATM Program”) with B. Riley Securities, Inc. (“B. Riley”), as distribution agent. Under the 2023 Preferred ATM Program, the Company was permitted to offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, with a liquidation preference of $25.00 per share (the “Series D Preferred Stock”), having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley was not required to sell any specific number or dollar amount of securities, but agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. For the three months ended March 31, 2025, the Company issued and sold 49,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.03 per share, generating gross proceeds of $1.1 million and net proceeds of $982,000, after offering expenses.

On March 5, 2025, the Company entered into an at market issuance sales agreement (the “2025 Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through the B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock under the 2025 Preferred ATM Program, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the B. Riley and the Company.  Upon entry into the Sales Agreement for the 2025 Preferred ATM Program, the Company terminated the use of the 2023 Preferred ATM Program. At the time of such termination, approximately $16.5 million of Series D Preferred Stock remained unsold under the 2023 Preferred ATM Program.

As of March 31, 2025, the Company has not issued or sold any shares under the 2025 Preferred ATM Program.

In conjunction with the 2025 Preferred ATM Program, on March 5, 2025, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) an amendment (the “Articles of Amendment”) to the Articles of Incorporation of the Company to increase the Company’s authorized shares of common stock, par value $0.10 per share (“Common Stock”), by 25,000,000 shares. Also on March 5, 2025, the Company filed with the SDAT Articles Supplementary (the “Articles Supplementary”) reclassifying and designating 5,000,000 shares of the Company’s Common Stock as shares of Series D Preferred Stock. After giving effect to the Articles of Amendment and the Articles Supplementary, the authorized capital stock of the Company consists of 205,413,800 shares, classified as 183,713,800 shares of Common Stock, 18,700,000 shares of Series D Preferred Stock, and 3,000,000 shares of Excess Stock.

NOTE 9 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $3.1 million, of which $1.3 million were capitalized, have been recognized for the three months ended March 31, 2025. Compensation costs of $1.8 million, of which $491,000 were capitalized, have been recognized for the three months ended March 31, 2024.

On January 7, 2025, the Company awarded a total of 26,000 shares of restricted stock to six employees under the Company’s 2023 Equity Incentive Award Plan (the “2023 Plan”). The grant date fair value of these restricted stock grants was $473,000. These grants vest ratably over 5 years.

On January 7, 2025, the Company awarded a total of 7,479 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was $136,000.

On January 7, 2025, the Company also awarded a total of 179,944 shares of restricted stock to four employees, pursuant to their employment agreements. These grants are subject to a combination of both performance-based and time-based metrics. The grant date fair value of these restricted stock grants was $3.3 million. Of these shares, 59,981 shares (time-based) vest over 1 year. The remaining shares (performance-based) vest after 1 year only upon achievement of certain corporate and financial metrics.

On March 6, 2025, the Company granted options to purchase 541,500 shares of common stock to fifty-five employees under the Company’s 2023 Plan. The grant date fair value of these options amounted to approximately $1.9 million. These grants vest ratably over five years.

On March 25, 2025, the Company awarded a total of 11,007 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was $201,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2025:

2025

Dividend yield	4.97%
Expected volatility	27.38%
Risk-free interest rate	4.29%
Expected lives	10
Estimated forfeitures	-0-

During the three months ended March 31, 2025, six participants in the Company’s equity incentive plans exercised options to purchase a total of 24,800 shares of common stock at a weighted-average exercise price of $14.29 per share for total proceeds of $354,000. The aggregate intrinsic value of options exercised was $106,000. During the three months ended March 31, 2025, options to purchase 10,000 shares were forfeited.

As of March 31, 2025, there were options outstanding under the Company’s equity incentive plans to purchase 5.9 million shares, with an aggregate intrinsic value of $19.3 million. There were 21,000 shares available for grant under the 2023 Plan. At the Company’s annual meeting scheduled for May 28, 2025, the Company’s shareholders will vote on a proposed amendment to the 2023 Plan which would increase the shares of common stock available for future awards under the 2023 Plan by 2,250,000 shares.

NOTE 10 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2025:
Marketable Securities - Preferred stock	$565	$565	$-0-	$-0-
Marketable Securities - Common stock	29,763	29,763	-0-	-0-
Total	$30,328	$30,328	$-0-	$-0-

As of December 31, 2024:
Marketable Securities - Preferred stock	$509	$509	$-0-	$-0-
Marketable Securities - Common stock	31,374	31,374	-0-	-0-
Total	$31,883	$31,883	$-0-	$-0-

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2025, the estimated fair value of fixed rate mortgages payable amounted to $473.7 million and the carrying value of fixed rate mortgages payable amounted to $479.9 million.

NOTE 11 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of March 31, 2025, the total loan balance under this agreement was approximately $2.1 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of March 31, 2025, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $496,000. This program was terminated on June 22, 2023. The Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F and the purchaser surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of March 31, 2025, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. If the loan is approved under the COP Program, then it is originated by Triad, assigned to S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $87.7 million of loans that the Company acquired under the COP Program as of March 31, 2025.

The Company and one of its subsidiaries are parties to a Limited Liability Company Agreement dated as of December 8, 2021 with an affiliate of Nuveen, which governs the initial joint venture entity between the Company and Nuveen. The LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years.  The Company is required to fund 40% of the committed capital and Nuveen is required to fund 60%.  All such funding will be on a parity basis. Since the execution of the LLC Agreement, this joint venture entity has acquired two properties. The Company and Nuveen have continued to seek, and are continuing to seek, opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the LLC Agreement entered into in 2021, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis. In 2023, the Company and Nuveen formed a new joint venture entity, governed by a new joint venture agreement, focused on the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community, once complete, is expected to contain 113 manufactured home sites situated on approximately 61 acres. This community is expected to open at the end of the second quarter of 2025 with our first two homes on order currently. As with the 2021 LLC Agreement, capital contributions to the joint venture entity formed for this project are funded 60% by Nuveen and 40% by the Company on a parity basis and the other terms (including restrictions on the Company’s right to acquire manufacturing housing communities that meet the LLC Agreement’s investment guidelines without first offering Nuveen an opportunity to participate in the acquisition) are similar to those set forth in the LLC Agreement entered into in 2021 (See Note 5).

On July 26, 2023, the Company entered into an agreement to purchase two manufactured home communities, located in Maryland, for approximately $12.5 million. Subsequently, the purchase price was increased to $14.6 million as a result of capital improvements the seller has completed since the agreement was entered into. As of May 1, 2025, this transaction remains pending, but a second quarter 2025 closing is expected.

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

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2025 and 2024 was $6.6 million and $7.8 million, respectively. Interest cost capitalized to land development was $1.3 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025 and 2024, stock compensation of $1.3 million and $491,000, respectively, was capitalized to land development.

During the three months ended March 31, 2025 and 2024, the Company had Dividend Reinvestments of $836,000 and $712,000, respectively, which required no cash transfers.

NOTE 13– SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since April 1, 2025, the Company issued and sold an additional 1.2 million shares of its Common Stock under the September 2024 Common ATM Program at a weighted average price of $17.89 per share, generating net proceeds, after offering expenses, of $21.5 million. As of April 30, 2025, $58.5 million of Common Stock remained eligible for sale under the September 2024 Common ATM Program.

On April 1, 2025, the Company paid down nine mortgages in the total amount of $39.3 million. In conjunction with the mortgage payoffs, the Company drew down $40 million on its unsecured line of credit.

On April 1, 2025, the Company announced a 4.7% increase in its quarterly common stock dividend, raising it to $0.225 per share from $0.215 per share. This dividend increase represented our fifth consecutive common stock dividend increase within the last five years, resulting in a 25% cumulative increase over this period.

NOTE 14 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects the acquisitions during 2025. This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions; and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	Three Months Ended
	3/31/25	3/31/24

Rental and Related Income	$54,963	$50,795
Community Operating Expenses	23,040	21,110
Net Loss Attributable to Common Shareholders	(3,873)	(10,586)
Net Loss Attributable to Common Shareholders per Share – Basic and Diluted	$(0.05)	$(0.15)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

The Company is a Maryland corporation that operates as a self-administered, self-managed REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces on an annual or month-to-month basis to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, S&F, sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. During 2022, the Company also formed a qualified opportunity zone fund to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as qualified opportunity zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas.  The Company currently holds a 77% interest in the qualified opportunity zone fund. The Company also has an ownership interest in and operates two communities in Florida through its joint venture relationship with Nuveen Real Estate. In November 2023, the Company expanded its joint venture relationship with Nuveen Real Estate and formed a new joint venture entity for the development of a new manufactured housing community located in Honey Brook, Pennsylvania. The community is expected to open at the end of the second quarter of 2025 and, once complete, will contain 113 manufactured home sites situated on approximately 61 acres.

As of March 31, 2025, the Company operated 141 manufactured home communities, 139 of which are communities in which we own either a 100% or majority interest, containing a total of approximately 26,500 developed homesites, on which approximately 10,400 Company-owned rental homes are situated.  These 141 communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia.

The Company recently entered into a preliminary agreement with a leading national homebuilder regarding the potential formation of a joint venture to develop approximately 131 acres of undeveloped land adjacent to one of the Company’s existing manufactured home communities in southern New Jersey (See Note 11 of the Notes to Consolidated Financial Statements).

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

The primary focus of our business is the operation of our manufactured home communities – leasing of manufactured homesites and manufactured homes in our communities. The sale of homes is integrated with our leasing of these manufactured homes and homesites. Management views the Company’s business as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. Capital and resources are allocated to further the goal of maintaining and increasing occupancy in our communities. Our chief executive officer, with the assistance of our chief operating officer, is the principal decision-maker regarding allocation of resources. These decisions are based on the occupancy of the communities and community net operating income. Sales of homes are necessary to maintain and increase occupancy at our communities. We primarily purchase homes to fill vacant sites in the communities. These homes are either rented or sold, based on the needs of the potential residents.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three months ended March 31, 2025, rental and related income increased 8% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 8%. Same property NOI, which includes communities owned and operated as of January 1, 2024 (excluding Memphis Blues, Duck River Estates and River Bluff Estates), increased 8% for the three months ended March 31, 2025 over the prior year period driven by a 70 basis point increase in occupancy, to 87.9%, and rental rate increases of 4.3%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture arrangement with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines.  We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in qualified opportunity zones.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Due to high mortgage rates and lack of inventory, the higher cost of buying a home versus renting one is at its most extreme since 1996. According to the National Association of Realtors, reported sales of existing homes fell to 4.06 million in 2024, the lowest level in nearly 30 years. We believe rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 72 rental homes during the first three months of 2025, net of rental home sales. This brought the total number of rental homes to approximately 10,400 rental homes, or 39.9% of total sites. Occupied rental homes represented approximately 42.9% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 94.6% as of March 31, 2025. Our manufactured home communities compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

Acquisitions

The following is a summary of the communities acquired during the three months ended March 31, 2025:

Community	Date of Acquisition	State	Number of Sites	Purchase Price (in thousands)	Number of Acres	Occupancy at Acquisition

Cedar Grove	March 24, 2025	NJ	186	$17,000	25	100%

Maplewood Village	March 24, 2025	NJ	80	7,600	13	100%

Total as of March 31, 2025			266	$24,600	38	100%

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Supplemental Measures

In addition to the results reported in accordance with U.S. GAAP, management’s discussion and analysis of financial condition and results of operations include certain non-U.S. GAAP financial measures that in management’s view of the business we believe are meaningful as they allow the investor the ability to understand key operating details of our business both with and without regard to certain accounting conventions or items that may not always be indicative of recurring annual cash flows of the portfolio. These non-U.S. GAAP financial measures as determined and presented by us may not be comparable to related or similarly titled measures reported by other companies, and include Community Net Operating Income (“Community NOI”), Funds from Operations Attributable to Common Shareholders (“FFO”) and Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”).

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

The Company’s Community NOI for the three months ended March 31, 2025 and 2024 is calculated as follows (in thousands):

	Three Months Ended
	3/31/25	3/31/24

Rental and Related Income	$54,574	$50,329
Less: Community Operating Expenses	(23,029)	(21,097)
Community NOI	$31,545	$29,232

We assess and measure our overall operating results based upon FFO, an industry performance measure which management believes is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by Nareit, represents net income (loss) attributable to common shareholders, as defined by accounting principles generally accepted in the U.S. (“U.S. GAAP”), excluding certain gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, the change in the fair value of marketable securities, and the gain or loss on the sale of marketable securities plus certain non-cash items such as real estate asset depreciation and amortization. Included in the Nareit FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of Nareit FFO to make an election to include or exclude gains and losses on the sale of these assets, such as marketable equity securities, and include or exclude mark-to-market changes in the value recognized on these marketable equity securities.  In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude the change in the fair value of marketable securities from our FFO calculation. Nareit created FFO as a non-U.S. GAAP supplemental measure of REIT operating performance. We define Normalized Funds from Operations Attributable to Common Shareholders (“Normalized FFO”), as FFO, excluding certain one-time charges. FFO and Normalized FFO should be considered as supplemental measures of operating performance used by REITs. FFO and Normalized FFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and Normalized FFO and, accordingly, our FFO and Normalized FFO may not be comparable to all other REITs. The items excluded from FFO and Normalized FFO are significant components in understanding the Company’s financial performance.

FFO and Normalized FFO (i) do not represent cash flow from operations as defined by U.S. GAAP; (ii) should not be considered as an alternative to net income (loss) as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity.

The Company’s FFO and Normalized FFO attributable to common shareholders for the three months ended March 31, 2025 and 2024 are calculated as follows (in thousands):

	Three Months Ended
	3/31/25	3/31/24

Net Loss Attributable to Common Shareholders	$(271)	$(6,264)
Depreciation Expense	16,663	14,741
Depreciation Expense from Unconsolidated Joint Venture	217	197
Loss on Sales of Investment Property and Equipment	1	3
Decrease in Fair Value of Marketable Securities	1,562	5,369
FFO Attributable to Common Shareholders	18,172	14,046

Adjustments:
Amortization of Financing Costs	599	556
Non-Recurring Other Expense (1)	49	415
Normalized FFO Attributable to Common Shareholders	$18,820	$15,017

(1)	Consists of one-time legal and professional fees ($49) for the three months ended March 31, 2025. Consists of non-recurring expenses for one-time legal fees and fees relating to the OZ Fund ($33), and costs associated with the liquidation/sale of inventory in a particular sales center ($382) for the three months ended March 31, 2024.

The following are the cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	3/31/25	3/31/24

Operating Activities	$12,779	$19,048
Investing Activities	(56,411)	(25,424)
Financing Activities	(18,693)	(8,849)

Changes In Results Of Operations

Rental and related income increased 8% from $50.3 million for the three months ended March 31, 2024 to $54.6 million for the three months ended March 31, 2025. This increase was due to increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 5% to 6% annually at most communities. Same property occupancy has increased 70 basis points from 87.2% as of March 31, 2024 to 87.9% at March 31, 2025. Occupied rental homes increased 4% from approximately 9,500 homes at March 31, 2024 to 9,900 homes at March 31, 2025.

Community operating expenses increased 9% from $21.1 million for the three months ended March 31, 2024 to $23.0 million for the three months ended March 31, 2025. These increases were due to an increase in payroll costs, real estate taxes, snow removal and water and sewer costs.

Community NOI increased 8% from $29.2 million for the three months ended March 31, 2024 to $31.5 million for the three months ended March 31, 2025. These increases were primarily due to increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 41.9% and 42.2% for the three months ended March 31, 2024 and 2025, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes decreased 10% from $7.4 million, or 95 homes, for the three months ended March 31, 2024 to $6.7 million, or 71 homes, for the three months ended March 31, 2025. Cost of sales of manufactured homes amounted to $4.3 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively. The gross profit percentage was 35% and 24% for the three months ended March 31, 2025 and 2024, respectively. Included in these amounts for the three months ended March 31, 2024 was the liquidation of inventory at a sales center that was leased to a third-party operator. Excluding these liquidations, sales of manufactured homes amounted to $6.4 million, or 88 homes, cost of sales amounted to $4.2 million, and the gross profit percentage was 34% for the three months ended March 31, 2024. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.6 million for the three months ended March 31, 2025 and 2024. Gain from the sales operations (defined as sales of manufactured homes, less cost of sales of manufactured homes, less selling expenses), excluding interest on the financing of inventory, amounted to $691,000 or 10% of total sales and $149,000 or 2% of total sales for the three months ended March 31, 2025 and 2024, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

Conventional home prices have flattened as sellers begin to outnumber buyers. However, housing market supply remains tight nationally and interest rates remain elevated. The inherent relative affordability of our property type has become more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses increased 12% from $5.4 million for the three months ended March 31, 2024 to $6.0 million for the three months ended March 31, 2025. General and administrative expenses increased primarily due to an increase in payroll and related personnel costs and professional fees. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividend and other income) were in-line from the prior year at 9.4% and 9.0% at March 31, 2025 and 2024, respectively.

Depreciation expense increased 13% from $14.7 million for the three months ended March 31, 2024 to $16.7 million for the three months ended March 31, 2025. This increase was primarily due to the increase in rental homes and expansions during 2024 and 2025.

Interest income increased 44% from $1.6 million for the three months ended March 31, 2024 to $2.3 million for the three months ended March 31, 2025. This increase was primarily due to an increase in the average balance of notes receivable from $74.1 million at March 31, 2024 to $90.4 million at March 31, 2025 and interest earned on excess cash during 2025. The weighted average interest rate earned on notes receivable increased 20 basis points and was approximately 7.2% and 7.0% as of March 31, 2025 and 2024, respectively.

Dividend income remained relatively stable for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The decrease in fair value of marketable securities amounted to $1.6 million and 5.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had total net unrealized losses of $40.1 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, decreased 21% from $7.5 million for the three months ended March 31, 2024 to $5.9 million for the three months ended March 31, 2025. This decrease was due to a decrease in the average balance of mortgages and loans from $580.6 million at March 31, 2024 to $509.5 million at March 31, 2025. The weighted average interest rate on our total debt decreased from 4.6% at March 31, 2024 to 4.4% at March 31, 2025, respectively.

Changes in Financial Condition

Total investment property increased 3% or $43.8 million during the three months ended March 31, 2025. In addition to adding 109 rental homes, net of 37  rental homes sold, to its communities during the most recent quarter, the Company is preparing sites for additional homes to be added during the year. The Company also purchased two communities for approximately $24.6 million during the three months ended March 31, 2025. Occupied rentals increased by 158 rental homes from December 31, 2024 to March 31, 2025. The Company’s occupancy rate on its rental homes portfolio increased 60 basis points and was 94.6% at March 31, 2025 as compared to 94.0% at December 31, 2024.

Marketable securities decreased 5% or $1.6 million during the three months ended March 31, 2025 due to the net decrease in fair value.

Land development costs increased 35% or $11.9 million during the three months ended March 31, 2025 due to an increase in expansion projects. The Company anticipates construction of 158 expansion sites during 2025.

Mortgages payable, net of unamortized debt issuance costs, decreased 2% or $9.2 million during the three months ended March 31, 2025 due to principal payments. On February 28, 2025, the Company paid off one mortgage totaling $6.4 million.

Loans payable, net of unamortized debt issuance costs, remained relatively stable during the three months ended March 31, 2025.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, on September 16, 2024, the Company terminated its successful then-existing at-the-market Common Stock ATM Program and implemented a new September 2024 Common ATM Program which allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million, from time to time through the Distribution Agents. As of March 31, 2025, $80.4 million of common stock remained eligible for sale under the September 2024 Common ATM Program. Additionally, on March 5, 2025, the Company terminated its then-existing 2023 Preferred ATM Program and implemented a new 2025 Preferred ATM Program which allows the Company to offer and sell shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through B. Riley, as Distribution Agent.

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

The Company continues to strengthen its capital and liquidity positions. During the three months ended March 31, 2025, the Company issued and sold 515,000 shares of Common Stock through our September 2024 Common ATM Program, at a weighted average price of $18.21 per share, generating gross proceeds of $9.4 million and net proceeds of $9.2 million, after offering expenses. Subsequent to quarter end, the Company issued and sold an additional 1.2 million shares of its Common Stock under the September 2024 Common ATM Program at a weighted average price of $17.89 per share, generating gross proceeds of $21.8 million and net proceeds, after offering expenses, of $21.5 million.

In addition, during the three months ended March 31, 2025, the Company issued and sold 49,000 shares of Series D Preferred Stock through our Preferred ATM Program, at a weighted average price of $23.03 per share, generating gross proceeds of $1.1 million and net proceeds of $982,000, after offering expenses.

The Company also raised $2.6 million from the issuance of common stock in the DRIP during the three months ended March 31, 2025, which included dividend reinvestments of $836,000. Dividends paid on the common stock for the three months ended March 31, 2025 were $17.7 million, including the $836,000 reinvested. Dividends paid on the Series D Preferred Stock for the three months ended March 31, 2025 totaled $5.1 million.

Net cash provided by operating activities amounted to $12.8 million and $19.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had cash and cash equivalents of $35.2 million, marketable securities of $30.3 million and $260 million available on our credit facility. We also had approximately $137 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $55 million available on our line of credit secured by rental homes and rental homes leases.

The Company owns 141 communities (including two communities owned by the Company’s joint venture with Nuveen, in which the Company has a minority interest), of which 55 are unencumbered. Except for communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company holds a 40% equity interest in the entities formed under its joint venture with Nuveen, which owns two newly developed communities that are unencumbered and one community in the process of being developed that is also unencumbered.

As of March 31, 2025, the Company had total assets of $1.5 billion and total liabilities of $635.1 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of March 31, 2025 was approximately 23% and the Company’s net debt, less securities to total market capitalization as of March 31, 2025 was approximately 22%. As of March 31, 2025, the Company had twenty-three mortgages totaling $112.5 million due within the next 12 months. Subsequent to quarter end, the Company paid down nine mortgages totaling $39.3 million and drew down $40 million on its unsecured line of credit. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports filed with the Securities and Exchange Commission. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain or increase rental rates and occupancy levels;
●	changes in market rates of interest;
●	inflation and increases in costs, including personnel, insurance and the cost of purchasing manufactured homes;
●	our ability to purchase manufactured homes for rental or sale;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are made in a timely manner in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a real estate investment trust for federal income tax purposes;
●	litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes;
●	changes in real estate and zoning laws and regulations;
●	legislative or regulatory changes, including changes to laws governing the taxation of REITs;
●	risks and uncertainties related to pandemics or other highly infectious or contagious diseases; and
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE: May 1, 2025	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 1, 2025	By	/s/ Anna T. Chew
Anna T. Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

