Form 10-Q
period 2025-09-30
UMH PROPERTIES, INC.
filed 2025-11-03
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of October 31, 2025
Common Stock, $0.10 par value per share	85,230,670

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(in thousands except per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024

- ASSETS -
Investment Property and Equipment
Land	$91,680	$88,037
Site and Land Improvements	1,029,095	970,053
Buildings and Improvements	48,647	44,782
Rental Homes and Accessories	617,195	566,242
Total Investment Property	1,786,617	1,669,114
Equipment and Vehicles	33,122	31,488
Total Investment Property and Equipment	1,819,739	1,700,602
Accumulated Depreciation	(517,599)	(471,703)
Net Investment Property and Equipment	1,302,140	1,228,899

Other Assets
Cash and Cash Equivalents	34,056	99,720
Marketable Securities at Fair Value	31,743	31,883
Inventory of Manufactured Homes	35,727	34,982
Notes and Other Receivables, net	102,115	91,668
Prepaid Expenses and Other Assets	17,088	14,261
Land Development Costs	76,372	33,868
Investment in Joint Ventures	30,294	28,447
Total Other Assets	327,395	334,829

TOTAL ASSETS	$1,629,535	$1,563,728

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(in thousands except per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$467,471	$485,540

Other Liabilities:
Accounts Payable	8,234	7,979
Loans Payable, net of unamortized debt issuance costs	28,132	28,279
Series A Bonds, net of unamortized debt issuance costs	101,539	100,903
Series B Bonds, net of unamortized debt issuance costs	75,396	0
Accrued Liabilities and Deposits	11,618	15,091
Tenant Security Deposits	10,732	10,027
Total Other Liabilities	235,651	162,279
Total Liabilities	703,122	647,819

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 18,700 and 13,700 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 12,875 and 12,823 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	321,885	320,572
Common Stock - $0.10 par value per share, 183,714 and 163,714 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 85,197 and 81,909 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8,520	8,191
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of September 30, 2025 and December 31, 2024	0	0
Additional Paid-In Capital	619,651	610,630
Accumulated Deficit	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	924,692	914,029
Non-Controlling Interest in Consolidated Subsidiaries	1,721	1,880
Total Shareholders’ Equity	926,413	915,909

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,629,535	$1,563,728

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

(in thousands except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

INCOME:
Rental and Related Income	$57,771	$51,937	$168,510	$153,760
Sales of Manufactured Homes	9,147	8,734	26,276	24,919
Total Income	66,918	60,671	194,786	178,679

EXPENSES:
Community Operating Expenses	24,994	22,511	71,070	65,203
Cost of Sales of Manufactured Homes	5,795	5,446	17,264	16,463
Selling Expenses	2,223	1,787	5,685	5,177
General and Administrative Expenses	4,283	4,474	16,538	15,348
Depreciation Expense	16,808	14,693	49,210	44,435
Total Expenses	54,103	48,911	159,767	146,626

OTHER INCOME (EXPENSE):
Interest Income	2,354	1,816	6,677	4,884
Dividend Income	373	357	1,122	1,079
Loss on Sales of Marketable Securities, net	0	0	0	(3,778)
Increase (Decrease) in Fair Value of Marketable Securities	1,576	5,499	(161)	3,468
Other Income	265	150	694	514
Loss on Investment in Joint Ventures	(96)	(75)	(310)	(299)
Interest Expense	(7,930)	(6,524)	(21,232)	(21,369)
Total Other Income (Expense)	(3,458)	1,223	(13,210)	(15,501)

Income before Loss on Sales of Investment Property and Equipment	9,357	12,983	21,809	16,552
Loss on Sales of Investment Property and Equipment	(72)	(78)	(109)	(91)
Net Income	9,285	12,905	21,700	16,461
Preferred Dividends	(5,129)	(4,783)	(15,387)	(14,168)
Loss Attributable to Non-Controlling Interest	55	59	159	151
Net Income Attributable to Common Shareholders	$4,211	$8,181	$6,472	$2,444

Net Income Attributable to Common Shareholders Per Share – Basic and Diluted	$0.05	$0.11	$0.08	$0.03

Weighted Average Common Shares Outstanding:
Basic	84,985	75,610	83,783	72,173
Diluted	85,478	76,563	84,452	72,971

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2024	81,909	$8,191	$320,572

Common Stock Issued with the DRIP	152	16	0
Common Stock Issued through Restricted Stock Awards	224	22	0
Common Stock Issued through Stock Options	25	2	0
Common Stock Issued in connection with At-The-Market Offerings, net	515	52	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	1,232
Distributions	0	0	0
Stock Compensation	0	0	0
Net Income (Loss)	0	0	0

Balance March 31, 2025	82,825	8,283	321,804

Common Stock Issued with the DRIP	136	13	0
Common Stock Issued through Restricted Stock Awards	9	1	0
Common Stock Issued through Stock Options	10	1	0
Common Stock Issued in connection with At-The-Market Offerings, net	1,761	176	0
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income (Loss)	0	0	0

Balance June 30, 2025	84,741	8,474	321,804

Common Stock Issued with the DRIP	151	15	0
Common Stock Issued through Restricted Stock Awards	11	1	0
Common Stock Issued through Stock Options	4	1	0
Common Stock Issued in connection with At-The-Market Offerings, net	290	29	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	81
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income (Loss)	0	0	0

Balance September 30, 2025	85,197	$8,520	$321,885

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2024	$610,630	$(25,364)	$1,880	$915,909

Common Stock Issued with the DRIP	2,596	0	0	2,612
Common Stock Issued through Restricted Stock Awards	(22)	0	0	0
Common Stock Issued through Stock Options	352	0	0	354
Common Stock Issued in connection with At-The-Market Offerings, net	9,185	0	0	9,237
Preferred Stock Issued in connection with At-The-Market Offerings, net	(250)	0	0	982
Distributions	(18,000)	(4,858)	0	(22,858)
Stock Compensation Expense	3,149	0	0	3,149
Net Income (Loss)	0	4,858	(48)	4,810

Balance March 31, 2025	607,640	(25,364)	1,832	914,195

Common Stock Issued with the DRIP	2,192	0	0	2,205
Common Stock Issued through Restricted Stock Awards	(1)	0	0	0
Common Stock Issued through Stock Options	136	0	0	137
Common Stock Issued in connection with At-The-Market Offerings, net	30,152	0	0	30,328
Distributions	(16,402)	(7,661)	0	(24,063)
Stock Compensation Expense	3,351	0	0	3,351
Net Income (Loss)	0	7,661	(56)	7,605

Balance June 30, 2025	627,068	(25,364)	1,776	933,758

Common Stock Issued with the DRIP	2,255	0	0	2,270
Common Stock Issued through Restricted Stock Awards	(1)	0	0	0
Common Stock Issued through Stock Options	43	0	0	44
Common Stock Issued in connection with At-The-Market Offerings, net	4,603	0	0	4,632
Preferred Stock Issued in connection with At-The-Market Offerings, net	(22)	0	0	59
Distributions	(14,907)	(9,340)	0	(24,247)
Stock Compensation Expense	612	0	0	612
Net Income (Loss)	0	9,340	(55)	9,285

Balance September 30, 2025	$619,651	$(25,364)	$1,721	$926,413

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2023	67,978	$6,798	$290,180

Common Stock Issued with the DRIP	168	16	0
Common Stock Issued through Restricted Stock Awards	481	48	0
Common Stock Issued through Stock Options	179	18	0
Common Stock Issued in connection with At-The-Market Offerings, net	1,347	135	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	4,855
Distributions	0	0	0
Stock Compensation	0	0	0
Net Loss	0	0	0

Balance March 31, 2024	70,153	7,015	295,035

Common Stock Issued with the DRIP	172	17	0
Common Stock Issued through Restricted Stock Awards	9	1	0
Common Stock Issued through Stock Options	31	3	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,385	239	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	722
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income (Loss)	0	0	0

Balance June 30, 2024	72,750	7,275	295,757

Common Stock Issued with the DRIP	141	14	0
Common Stock Issued through Restricted Stock Awards	7	1	0
Common Stock Issued through Stock Options	70	7	0
Common Stock Issued in connection with At-The-Market Offerings, net	5,729	573	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	11,021
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income (Loss)	0	0	0

Balance September 30, 2024	78,697	$7,870	$306,778

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

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

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

(in thousands)

	NINE MONTHS ENDED
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,700	$16,461
Non-Cash items included in Net Income:
Depreciation	49,210	44,435
Amortization of Financing Costs	2,123	1,770
Stock Compensation Expense	4,320	3,732
Provision for Uncollectible Notes and Other Receivables	1,289	1,302
Loss on Sales of Marketable Securities, net	0	3,778
(Increase) Decrease in Fair Value of Marketable Securities	161	(3,468)
Loss on Sales of Investment Property and Equipment	109	91
Loss on Investment in Joint Ventures	596	690
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(745)	1,500
Notes and Other Receivables, net of notes acquired with acquisitions	(11,736)	(8,598)
Prepaid Expenses and Other Assets	(3,871)	(4,800)
Accounts Payable	255	(374)
Accrued Liabilities and Deposits	(3,473)	(2,571)
Tenant Security Deposits	705	383
Net Cash Provided by Operating Activities	60,643	54,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	(40,166)	0
Purchase of Investment Property and Equipment	(85,471)	(67,575)
Proceeds from Sales of Investment Property and Equipment	3,077	3,888
Additions to Land Development Costs	(39,712)	(30,784)
Purchase of Marketable Securities through automatic reinvestments	(21)	(18)
Proceeds from Sales of Marketable Securities	0	36
Investment in Joint Ventures	(2,443)	(2,561)
Net Cash Used in Investing Activities	(164,736)	(97,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	101,392	0
Net Payments from Short-Term Borrowings	(582)	(67,363)
Principal Payments of Mortgages and Loans	(118,179)	(8,887)
Proceeds from Bond Issuance	80,229	0
Financing Costs on Debt	(7,167)	(593)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	1,041	15,260
Proceeds from At-The-Market Common Equity Program, net of offering costs	44,197	163,194
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	4,486	5,258
Proceeds from Exercise of Stock Options	535	2,919
Preferred Dividends Paid	(15,387)	(14,168)
Common Dividends Paid, net of dividend reinvestments	(53,180)	(42,944)
Net Cash Provided by Financing Activities	37,385	52,676
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(66,708)	9,993
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	108,811	64,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$42,103	$74,430

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. As of September 30, 2025, the Company operated 144 manufactured home communities containing approximately 26,900 developed homesites, on which approximately 10,800 Company-owned rental homes are situated. The 144 communities include two communities in central Florida (Sebring Square and Rum Runner) and one community in Pennsylvania (Honey Ridge) owned through joint ventures with Nuveen Real Estate in which the Company has a 40% interest and also include two communities owned through the Company’s qualified opportunity zone fund (See Note 6). These 144 communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. Subsequent to quarter end, on October 7, 2025, the Company acquired one manufactured home community containing 130 developed homesites, located in Albany, Georgia, for a total purchase price of $2.6 million (See Note 13). Including this acquisition, the Company now operates 145 communities containing approximately 27,000 developed homesites.

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

The primary focus of our business is the operation of our manufactured home communities – leasing of manufactured homesites and manufactured homes in our communities. The sale of homes is integrated with our leasing of these manufactured homes and homesites. Management views the Company’s business as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. Capital and resources are allocated to further the goal of maintaining and increasing occupancy and net operating income in our communities. Our chief executive officer, with the assistance of our chief operating officer, is the principal decision-maker regarding allocation of resources. These decisions are based on the occupancy of the communities and community net operating income. Sales of homes are necessary to maintain and increase occupancy at our communities. We primarily purchase homes to fill vacant sites in the communities. These homes are either rented or sold, based on the needs of the potential residents. Although certain components of the sales operation are tracked (sales, cost of sales, etc.), separate discrete financial information for the entire sales operation is not available. Most of the personnel costs, office expenses, maintenance and other expenses are borne by the community and cannot be allocated. The components of the sales operation play no material role in decisions about resources to be allocated. Resources are allocated to maintaining and increasing occupancy and net operating income in our communities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

Investment in Joint Ventures

The Company accounts for its investment in entities formed under its joint ventures with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company has the ability to exercise significant influence, but not control, over the operating and financial decisions of the joint venture entities. Under the equity method of accounting, the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss is allocated in accordance with the provisions of the operating agreement. The carrying value of the investment in the joint ventures are reviewed for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are among the factors that are considered in evaluation of the existence of impairment indicators (See Note 5).

Leases

We account for our leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement between us and the resident, or in some cases, as provided by jurisdictional statute.

We are the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of September 30, 2025 and December 31, 2024, the right-of-use assets and corresponding lease liabilities of $2.8 million and $3.0 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2025	$115
2026	460
2027	257
2028	111
2029	111
Thereafter	18,392

Total Lease Payments	$19,446

The weighted average remaining lease term for these leases, including renewal options, is 165 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	9/30/25	12/31/24	9/30/24	12/31/23

Cash and Cash Equivalents	$34,056	$99,720	$66,704	$57,320
Restricted Cash	8,047	9,091	7,726	7,117
Cash, Cash Equivalents
And Restricted Cash	$42,103	$108,811	$74,430	$64,437

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

Rental and related income is generated primarily from lease agreements for our sites and homes. The lease component of these agreements is accounted for under ASC 842 “Leases.” The non-lease components of our lease agreements consist primarily of utility reimbursements, which are accounted for with the site lease as a single lease under ASC 842.

Revenue from sales of manufactured homes is recognized in accordance with the core principle of ASC 606, at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we generally do not have any remaining performance obligations.

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

Notes Receivables

We account for our receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of September 30, 2025 and December 31, 2024, the Company had notes receivable of $97.6 million and $87.4 million, net of the fair value adjustment of $2.0 million and $1.8 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three and nine months ended September 30, 2025, common stock equivalents resulting from employee stock options to purchase 6.3 million shares of common stock amounted to 493,000 and 669,000 shares, respectively, which were included in the computation of Diluted Net Income per Share. For the three and nine months ended September 30, 2024, common stock equivalents resulting from employee stock options to purchase 5.4 million shares of common stock amounted to 953,000 and 798,000 shares, respectively, which were included in the computation of Diluted Net Income per Share.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions

On March 24, 2025, the Company acquired two age-restricted communities, Cedar Grove and Maplewood Village, located in Mantua, New Jersey, for approximately $24.6 million. These communities contain a total of 266 developed homesites, which are 100% occupied. They are situated on approximately 38 acres.

On July 2, 2025, the Company acquired two communities, Conowingo Court and Maybelle Manor, located in Conowingo, Maryland, for approximately $14.6 million. These communities contain a total of 191 developed homesites, which are 79% occupied. They are situated on approximately 82 acres.

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $941,000 for the nine months ended September 30, 2025, to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the nine months ended September 30, 2025 (in thousands):

At Acquisition Date
Assets Acquired:
Land	$3,540
Depreciable Property	36,626
Total Assets Acquired	40,166

See Note 14 for the Unaudited Pro Forma Financial Information relating to these acquisitions.

Subsequent to quarter end, on October 7, 2025, the Company acquired one manufactured home community located in Albany, Georgia, for approximately $2.6 million. This community contains a total of 130 developed homesites, which are 32% occupied. It is situated on approximately 40 acres (See Note 13).

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $31.7 million as of September 30, 2025, which represents 1.5% of undepreciated assets (total assets excluding accumulated depreciation). The Company does not intend to increase its investments in this REIT securities portfolio. The REIT securities portfolio provides the Company with additional diversification, liquidity and income.

As of September 30, 2025, the Company had total net unrealized losses of $38.7 million in its REIT securities portfolio. For the three and nine months ended September 30, 2025, the Company recorded an increase of $1.6 million and a decrease of $161,000, respectively, in the fair value of these marketable securities. The Company held seven securities that had unrealized losses as of September 30, 2025.

NOTE 5 – INVESTMENT IN JOINT VENTURES

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

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a second joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “Second LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversight, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development and operation of a new manufactured housing community on this property. The community contains 113 manufactured home sites situated on approximately 61 acres. This community, named Honey Ridge, opened for occupancy in June 2025 with 16 homes on-site of which nine have been sold or have pending offers to be sold.

References in this report to the Company’s joint venture relationships with Nuveen are intended to refer to its ongoing relationships with Nuveen.

The Company accounts for its joint ventures with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

NOTE 6 – OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the Monmouth Real Estate Investment Corp. (“MREIC”) merger, in the UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. As of September 30, 2025, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company.

NOTE 7 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Loans Payable

The following is a summary of our loans payable as of September 30, 2025 and December 31, 2024 (in thousands):

		9/30/2025		12/31/2024
		Amount	Rate	Amount	Rate

Margin Loan	(1)	$0	N/A	$0	N/A
Unsecured revolving credit facility	(2)	0	N/A	0	N/A
Floorplan inventory financing	(3)	5,419	7.94%	5,479	8.27%
FirstBank rental home loan	(4)	23,511	6.15%	24,033	6.15%
FirstBank rental home line of credit	(5)	0	N/A	0	N/A
Triad rental home loan	(6)	0	N/A	0	N/A
OceanFirst notes receivable financing	(7)	0	N/A	0	N/A
Total Loans Payable		28,930	6.49%	29,512	6.54%
Unamortized debt issuance costs		(798)		(1,233)
Loans Payable, net of unamortized debt issuance costs		$28,132	6.67%	$28,279	6.83%

(1)	Collateralized by the Company’s securities portfolio and is due on demand. The Company must maintain a coverage ratio of approximately 2 times.
(2)	Represents an unsecured revolving credit facility syndicated with three banks, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Wells Fargo, N.A. Total available borrowings under this facility are $260 million. Interest is based on the Company’s overall leverage ratio and is equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.5% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%, and maturity is November 7, 2026.

(3)	Represents revolving credit agreements totaling $98.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank, Northpoint Commercial Finance and Triad Financial Services (“Triad”) to finance inventory purchases. Interest rates on these agreements range from prime minus 0.75% to SOFR plus 4%. Subsequent to quarter end, the Company paid down this balance.
(4)	Represents a term loan secured by rental homes and rental home leases, with a fixed interest rate of 6.15% and a maturity date of May 10, 2028.
(5)	Represents a $25 million revolving line of credit secured by rental homes and their leases with a 5-year term and a variable interest rate of prime.
(6)	Represents a $30 million revolving line of credit secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.
(7)	Represents a $35 million revolving line of credit secured by eligible notes receivable, with an interest rate of prime with a floor of 4.75%.

On July 8, 2025, the Company amended its $35 million revolving line of credit with OceanFirst Bank to extend the maturity date to June 1, 2027. Interest is at prime with a floor of 4.75%. This line is secured by the Company’s eligible notes receivable.

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its 4.72% Series A Bonds due 2027 (the “Series A Bonds”) in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The Series A Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee, dated January 31, 2022 (the “Series A Deed of Trust”). The Series A Bonds pay interest at a rate of 4.72% per year. Interest on the Series A Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the Series A Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the Series A Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of September 30, 2025, the Company is in compliance with these covenants.

Under the Series A Deed of Trust, the Company has the right to redeem the Series A Bonds, in whole or in part, at any time on or after 60 days from February 9, 2022, the date on which the Series A Bonds were listed for trading on the Tel Aviv Stock Exchange (the “TASE”). Any such voluntary early redemption by the Company will require payment of the applicable early redemption amount calculated in accordance with the Deed of Trust. The Company does not intend to redeem the Series A Bonds. Upon the occurrence of an event of default or certain other events, including a delisting of the Series A Bonds by the TASE, the Company may be required to effect an early repayment or redemption of all or a portion of the Series A Bonds at their par value plus accrued and unpaid interest. The Deed of Trust permits the Company, subject to certain conditions, to issue additional Series A Bonds without obtaining approval of the holders of the Series A Bonds.

The Series A Bonds are general unsecured obligations of the Company and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The Series A Deed of Trust includes certain customary covenants, including financial covenants requiring the Company to maintain certain ratios of debt to net operating income, to shareholders’ equity and to earnings, and customary events of default. The Series A Bonds and the Series A Deed of Trust are in the Hebrew language and are governed by the laws of the State of Israel. The Series A Bonds were offered solely to investors outside the United States and were not offered to, or for the account or benefit of, U.S. Persons (as defined in Regulation S under the Securities Act of 1933).

Series B Bonds

On July 22, 2025, the Company issued approximately $80.2 million aggregate principal amount of its 5.85% Series B Bonds Due 2030 (the “Series B Bonds”) in an offering to investors in Israel. The Company received $75.1 million, net of offering discounts, fees and other transaction costs. The Series B Bonds were issued pursuant to a Deed of Trust between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee (the “Trustee”), dated July 18, 2025 (the “Series B Deed of Trust”). The Series B Bonds are unsecured obligations of the Company denominated in NIS and rank pari passu with the Series A Bonds and all other unsecured obligations of the Company.

Principal of the Series B Bonds will be payable on June 30, 2030. The Company will pay interest on the Series B Bonds at a rate of 5.85% per annum, payable semi-annually on June 30 and December 31 of each year, beginning December 31, 2025 and continuing through the maturity date. Payments of principal and interest will be made in NIS and will be adjusted for changes in the exchange rate of the U.S. Dollar to the NIS as of each payment date. In the event of any future downgrade by two or more notches in the rating of the Series B Bonds (or if the Series B Bonds cease to be rated due to a failure by the Company to comply with certain reporting and other obligations under the Series B Deed of Trust), the interest rate on the Series B Bonds will be subject to increase by up to 1.25% per annum. In addition, the interest rate on the Series B Bonds will be subject to increase by up to 0.5% per annum upon any failure by the Company to comply with certain financial covenants in the Series B Deed of Trust. The maximum aggregate additional interest payable on the Series B Bonds as a result of any such downgrades (or cessation of rating) and/or any such failures to comply with financial covenants would not exceed a rate of 1.5% per annum. Following any such increase in the interest rate, in the event of a subsequent upgrade or reinstatement of rating and/or compliance with such financial covenants, the interest rate will be reduced. As of September 30, 2025, the Company is in compliance with these covenants.

The Series B Deed of Trust includes certain customary covenants, including financial covenants requiring the Company to maintain specified ratios of debt to net operating income, to shareholders’ equity and to earnings, and customary events of default. In addition, if the Company is not in compliance with one or more of the financial covenants, it will be restricted from making dividend payments other than those necessary to comply with the requirements to maintain its status as a REIT for income tax purposes. The covenants and events of default in the Series B Deed of Trust are substantially similar to those in the Series A Deed of Trust except that the threshold amount for an event of default involving the appointment of a receiver over the Company or its assets has been lowered from 50% to 35% of total assets of the Company.

Under the Series B Deed of Trust, the Company has the right to redeem the Series B Bonds, in whole or in part, at any time on or after 60 days from July 22, 2025, the date on which the Series B Bonds were listed for trading on the Tel Aviv Stock Exchange.

The Series B Bonds and the Series B Deed of Trust are in the Hebrew language and are governed by the laws of the State of Israel.

The Series B Bonds were offered solely to investors outside the United States and were not offered to, or for the account or benefit of, U.S. Persons (as defined in Regulation S under the Securities Act).

Mortgages Payable

The following is a summary of our mortgages payable as of September 30, 2025 and December 31, 2024 (in thousands):

	9/30/2025		12/31/2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Fixed rate mortgages	$472,484	4.58%	$489,271	4.18%
Unamortized debt issuance costs	(5,013)		(3,731)
Mortgages Payable, net of unamortized debt issuance costs	$467,471	4.63%	$485,540	4.21%

On February 28, 2025, the Company paid off one mortgage totaling approximately $6.4 million. On April 1, 2025, the Company paid down nine mortgages totaling approximately $39.3 million. On May 6, 2025, the Company paid off two mortgages totaling approximately $3.8 million. On August 26, 2025, the Company paid off five mortgages totaling approximately $29.6 million. On September 26, 2025, the Company paid off five mortgages totaling approximately $30.9 million. We are currently in the process of adding seven of these communities to our Fannie Mae credit facility through Wells Fargo Bank, N.A and we anticipate closing on them during the fourth quarter of 2025.

On May 15, 2025, the Company completed the addition of ten communities to its Fannie Mae credit facility through Wells Fargo Bank, N.A., for total proceeds of approximately $101.4 million. This interest only loan is at a fixed rate of 5.855% with a 10-year term. Including this addition, the total outstanding amount as of September 30, 2025 under the Company’s Fannie Mae credit facility was approximately $307.2 million.

As of September 30, 2025 and December 31, 2024, the weighted average loan maturity of mortgages payable was 5.8 years and 4.4 years, respectively.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

On April 1, 2025, the Company announced a $0.01 increase, representing a 4.7% increase, in its quarterly common stock dividend, raising it to $0.225 per share from $0.215 per share, representing an annual dividend rate of $0.90 per share. This dividend increase represented our fifth consecutive common stock dividend increase within the last five years, resulting in a 25% cumulative increase over this period.

On September 15, 2025, the Company paid total cash dividends of $19.1 million or $0.225 per share to common shareholders of record as of the close of business on August 15, 2025, of which $915,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On October 1, 2025, the Company declared a dividend of $0.225 per share to be paid December 15, 2025 to common shareholders of record as of the close of business on November 17, 2025.

During the nine months ended September 30, 2025, the Company received, including dividends reinvested of $2.6 million, a total of $7.1 million from its DRIP. There were 439,000 shares issued under the DRIP during this period.

On September 22, 2025, the Board of Directors increased our Common Stock Repurchase Program (the “Repurchase Program”) to authorize us to repurchase up to $100 million in the aggregate of the Company’s common stock. Purchases under the increased Repurchase Program may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be determined in management’s discretion based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, applicable securities laws and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the nine months ended September 30, 2025, the Company did not repurchase any shares of its Common Stock.

Common Stock At-The-Market Sales Programs

On September 16, 2024, the Company terminated the use of its then-existing at-the-market sale program for its Common Stock and entered into a new equity distribution agreement (“September 2024 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as Distribution Agents, under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the September 2024 Common ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. For the nine months ended September 30, 2025, 2.6 million shares of Common Stock were issued and sold under the September 2024 Common ATM Program at a weighted average price of $17.59 per share, generating gross proceeds of $45.1 million and net proceeds of $44.2 million, after offering expenses.

As of September 30, 2025, $44.6 million of common stock remained eligible for sale under the September 2024 Common ATM Program.

6.375% Series D Cumulative Redeemable Preferred Stock

On September 15, 2025, the Company paid $5.1 million in dividends or $0.3984375 per share for the period from June 1, 2025 through August 31, 2025 to holders of record as of the close of business on August 15, 2025 of our 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On October 1, 2025, the Company declared a dividend of $0.3984375 per share for the period from September 1, 2025 through November 30, 2025 to be paid on December 15, 2025 to Series D Preferred shareholders of record as of the close of business on November 17, 2025.

Preferred Stock At-The-Market Sales Program

On January 10, 2023, the Company entered into an At Market Issuance Sales Agreement (“2023 Preferred ATM Program”) with B. Riley Securities, Inc. (“B. Riley”), as distribution agent. Under the 2023 Preferred ATM Program, the Company was permitted to offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, with a liquidation preference of $25.00 per share (the “Series D Preferred Stock”), having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley was not required to sell any specific number or dollar amount of securities, but agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. For the nine months ended September 30, 2025, the Company issued and sold 49,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.03 per share, generating gross proceeds of $1.1 million and net proceeds of $982,000, after offering expenses.

On March 5, 2025, the Company terminated the use of the 2023 Preferred ATM Program and entered into an at market issuance sales agreement (the “2025 Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock under the 2025 Preferred ATM Program, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. At the time of termination of the 2023 Preferred ATM Program, approximately $16.5 million of Series D Preferred Stock remained unsold under the 2023 Preferred ATM Program. For the nine months ended September 30, 2025, the Company issued and sold 3,000 shares of its Series D Preferred Stock under the 2025 Preferred ATM Program at a weighted average price of $23.00 per share, generating gross proceeds of $75,000 and net proceeds of $59,000, after offering expenses.

As of September 30, 2025, $99.9 million of preferred stock remained eligible for sale under the 2025 Preferred ATM Program.

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

NOTE 9 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $612,000 and $7.1 million, of which $0 and $2.8 million were capitalized, have been recognized for the three and nine months ended September 30, 2025, respectively. Compensation costs of $1.9 and $5.6 million, of which $694,000 and $1.9 million were capitalized, have been recognized for the three and nine months ended September 30, 2024, respectively.

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

On June 16, 2025, the Company granted options to purchase 325,000 shares of common stock to six employees under the Company’s 2023 Plan. The grant date fair value of these options amounted to approximately $1.1 million. These grants vest ratably over five years. Compensation costs for grants issued to a participant who is of retirement age are recognized at the time of the grant.

On June 16, 2025, the Company granted options to purchase 96,000 shares of common stock to eight members of our Board of Directors under the 2023 Plan. The grant date fair value of these options amounted to approximately $324,000. These grants vest ratably over five years.

On June 16, 2025, the Company awarded a total of 8,896 shares of common stock to eight members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was $150,000.

On September 17, 2025, the Company awarded a total of 11,187 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was $169,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2025:

2025

Dividend yield	4.90%
Expected volatility	27.41%
Risk-free interest rate	4.36%
Expected lives	10
Estimated forfeitures	0

During the nine months ended September 30, 2025, eleven participants in the Company’s equity incentive plans exercised options to purchase a total of 39,360 shares of common stock at a weighted-average exercise price of $13.60 per share for total proceeds of $535,000. The aggregate intrinsic value of options exercised was $172,000. During the nine months ended September 30, 2025, options to purchase 31,000 shares were forfeited.

As of September 30, 2025, there were options outstanding under the Company’s equity incentive plans to purchase 6.3 million shares, with an aggregate intrinsic value of $4.5 million. On May 28, 2025, the Company’s shareholders approved an amendment to the 2023 Plan which increased the shares of common stock available for future awards under the 2023 Plan by 2.3 million shares. As of September 30, 2025, there were 1.9 million shares available for grant under the 2023 Plan.

NOTE 10 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2025:
Marketable Securities - Preferred stock	$604	$604	$0	$0
Marketable Securities - Common stock	31,139	31,139	0	0
Total	$31,743	$31,743	$0	$0

As of December 31, 2024:
Marketable Securities - Preferred stock	$509	$509	$0	$0
Marketable Securities - Common stock	31,374	31,374	0	0
Total	$31,883	$31,883	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2025, the estimated fair value of fixed rate mortgages payable amounted to $467.7 million and the carrying value of fixed rate mortgages payable amounted to $472.5 million.

NOTE 11 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of September 30, 2025, the total loan balance under this agreement was approximately $2.0 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2025, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $422,000. This program was terminated on June 22, 2023. The Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F and the purchaser surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of September 30, 2025, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. If the loan is approved under the COP Program, then it is originated by Triad, purchased by S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $96.1 million of loans that the Company acquired under the COP Program as of September 30, 2025.

The Company and one of its subsidiaries are parties to a Limited Liability Company Agreement dated as of December 8, 2021 with an affiliate of Nuveen, which governs the initial joint venture entity between the Company and Nuveen. The LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The Company is required to fund 40% of the committed capital and Nuveen is required to fund 60%. All such funding will be on a parity basis. Since the execution of the LLC Agreement, this joint venture entity has acquired two properties. The Company and Nuveen have continued to seek, and are continuing to seek, opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the LLC Agreement entered into in 2021, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis. In 2023, the Company and Nuveen formed a second joint venture entity, governed by a new joint venture agreement, focused on the development and operation of a new manufactured housing community located in Honey Brook, Pennsylvania. The community contains 113 manufactured home sites situated on approximately 61 acres. This community, named Honey Ridge, opened for occupancy in June 2025 with 16 homes on-site, of which nine have been sold or have pending offers to be sold. As with the 2021 LLC Agreement, capital contributions to the joint venture entity formed for this project are funded 60% by Nuveen and 40% by the Company on a parity basis and the other terms (including restrictions on the Company’s right to acquire manufacturing housing communities that meet the LLC Agreement’s investment guidelines without first offering Nuveen an opportunity to participate in the acquisition) are similar to those set forth in the LLC Agreement entered into in 2021 (See Note 5).

Earlier this year, the Company entered into a preliminary agreement with a leading national homebuilder regarding the potential formation of a joint venture to develop approximately 131 acres of undeveloped land adjacent to one of the Company’s existing manufactured home communities in southern New Jersey. Although the parties have recently elected not to proceed with this venture, the Company continues to pursue the highest and best use for its vacant acres.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2025 and 2024 was $23.2 million and $23.5 million, respectively. Interest cost capitalized to land development was $4.4 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025 and 2024, stock compensation of $2.8 million and $1.9 million, respectively, was capitalized to land development.

During the nine months ended September 30, 2025 and 2024, the Company had Dividend Reinvestments of $2.6 million and $2.4 million, respectively, which required no cash transfers.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since October 1, 2025, the Company has not issued or sold any shares of its Common Stock under the September 2024 Common ATM Program.

Since October 1, 2025, the Company issued and sold an additional 37,000 shares of its Preferred Stock under the 2025 Preferred ATM Program at a weighted average price of $22.75 per share, generating net proceeds, after offering expenses, of $825,000. As of October 31, 2025, $99.1 million of Preferred Stock remained eligible for sale under the 2025 Preferred ATM Program.

On October 7, 2025, the Company acquired one manufactured home community located in Albany, Georgia, for approximately $2.6 million. This community contains a total of 130 developed homesites, which are 32% occupied. It is situated on approximately 40 acres.

NOTE 14 – PROFORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma condensed financial information reflects acquisitions through October 2025 (including the one community in Georgia acquired on October 7, 2025). This information has been prepared utilizing the historical financial statements of the Company and the effect of additional revenue and expenses from the properties acquired during this period assuming that the acquisitions had occurred as of the first day of the applicable period, after giving effect to certain adjustments including: (a) rental and related income; (b) community operating expenses; (c) interest expense resulting from the assumed increase in mortgages and loans payable related to the new acquisitions; and (d) depreciation expense related to the new acquisitions. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future (in thousands).

	Three Months Ended		Nine Months Ended
	9/30/25	9/30/24	9/30/25	9/30/24

Rental and Related Income	$57,814	$52,778	$169,666	$156,283
Community Operating Expenses	25,012	22,720	71,389	65,832
Net Income Attributable to Common Shareholders	4,166	7,843	5,996	1,426
Net Income Attributable to Common Shareholders Per Share – Basic and Diluted	$0.05	$0.10	$0.07	$0.02

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

The Company is a Maryland corporation that operates as a self-administered, self-managed REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces on an annual or month-to-month basis to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, S&F, sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. During 2022, the Company also formed a qualified opportunity zone fund to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as qualified opportunity zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The Company currently holds a 77% interest in the qualified opportunity zone fund. The Company also has an ownership interest in and operates two communities in Florida, and one community in Pennsylvania which opened for occupancy in June 2025, through its joint venture relationship with Nuveen Real Estate. The Company has a 40% interest in the Nuveen joint venture entities.

As of September 30, 2025, the Company operated 144 manufactured home communities, 141 of which are communities in which we own either a 100% or majority interest, containing a total of approximately 26,900 developed homesites, on which approximately 10,800 Company-owned rental homes are situated. These 144 communities are located in New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. Subsequent to quarter end, the Company acquired one manufactured home community containing 130 developed homesites, located in Albany, Georgia, for a total purchase price of $2.6 million (See Note 13). Including this community, the Company currently operates 145 communities, containing 27,000 developed homesites.

Earlier this year, the Company entered into a preliminary agreement with a leading national homebuilder regarding the potential formation of a joint venture to develop approximately 131 acres of undeveloped land adjacent to one of the Company’s existing manufactured home communities in southern New Jersey. Although the parties have recently elected not to proceed with this venture, the Company continues to pursue the highest and best use for its vacant acres.

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

The primary focus of our business is the operation of our manufactured home communities – leasing of manufactured homesites and manufactured homes in our communities. The sale of homes is integrated with our leasing of these manufactured homes and homesites. Management views the Company’s business as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. Capital and resources are allocated to further the goal of maintaining and increasing occupancy and net operating income in our communities. Our chief executive officer, with the assistance of our chief operating officer, is the principal decision-maker regarding allocation of resources. These decisions are based on the occupancy of the communities and community net operating income. Sales of homes are necessary to maintain and increase occupancy at our communities. We primarily purchase homes to fill vacant sites in the communities. These homes are either rented or sold, based on the needs of the potential residents. Although certain components of the sales operation are tracked (sales, cost of sales, etc.), separate discrete financial information for the entire sales operation is not available. Most of the personnel costs, office expenses, maintenance and other expenses are borne by the community and cannot be allocated. The components of the sales operation play no material role in decisions about resources to be allocated. Resources are allocated to maintaining and increasing occupancy and net operating income in our communities.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments and investments in expansions. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and nine months ended September 30, 2025, rental and related income increased 11% and 10%, respectively from the prior year periods and Community Net Operating Income (“NOI”), as defined below, increased 11% and 10%, respectively. Same property NOI, which includes communities owned and operated as of January 1, 2024 (excluding Memphis Blues, Duck River Estates and River Bluff Estates), increased 12% and 10% for the three and nine months ended September 30, 2025, respectively, over the prior year period driven by a 110 basis point increase in occupancy, to 88.5%, and rental rate increase of 5.2%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture arrangements with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in qualified opportunity zones.

For the three and nine months ended September 30, 2025, sales of manufactured homes increased 5% from the prior year periods. Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in increased demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Although 30-year fixed rate mortgage rates have declined to one-year lows, they are still above 6%. Housing inventory has improved but affordability remains a challenge for many prospective buyers, especially lower and middle-income households. We believe rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. We have added an additional 433 rental homes during the first nine months of 2025, net of rental home sales. This brought the total number of rental homes to approximately 10,800 rental homes, or 40.8% of total sites. Occupied rental homes represented approximately 43.4% of total occupied sites at quarter end. Occupancy in rental homes continues to be strong and was at 94.1% as of September 30, 2025. Our manufactured home communities compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

Acquisitions

The following is a summary of the communities acquired during the nine months ended September 30, 2025 and during October 2025:

Community	Date of Acquisition	State	Number of Sites	Purchase Price (in thousands)	Number of Acres	Occupancy at Acquisition

Cedar Grove	March 24, 2025	NJ	186	$17,000	25	100%

Maplewood Village	March 24, 2025	NJ	80	7,600	13	100%

Conowingo Court	July 2, 2025	MD	142	9,855	55	70%

Maybelle Manor	July 2, 2025	MD	49	4,770	28	100%

Total as of September 30, 2025			457	39,225	121	91%

Albany Dunes (1)	October 7, 2025	GA	130	2,600	40	32%

Total 2025 to Date			587	$41,825	161	78%

(1) See Note 13 to the Consolidated Financial Statements.

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

The Company’s Community NOI for the three and nine months ended September 30, 2025 and 2024 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/25	9/30/24	9/30/25	9/30/24

Rental and Related Income	$57,771	$51,937	$168,510	$153,760
Less: Community Operating Expenses	24,994	22,511	71,070	65,203
Community NOI	$32,777	$29,426	$97,440	$88,557

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2025 and 2024 are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/25	9/30/24	9/30/25	9/30/24

Net Income Attributable to Common Shareholders	$4,211	$8,181	$6,472	$2,444
Depreciation Expense	16,808	14,693	49,210	44,435
Depreciation Expense from Unconsolidated Joint Ventures	228	209	666	610
Loss on Sales of Investment Property and Equipment	72	78	109	91
(Increase) Decrease in Fair Value of Marketable Securities	(1,576)	(5,499)	161	(3,468)
Loss on Sales of Marketable Securities, net	0	0	0	3,778
FFO Attributable to Common
Shareholders	19,743	17,662	56,618	47,890
Adjustments:
Amortization of Financing Costs	877	608	2,123	1,770
Non- Recurring Other Expense (1)	693	192	844	625
Normalized FFO Attributable to
Common Shareholders	$21,313	$18,462	$59,585	$50,285

(1)	Consists of one-time legal and professional fees ($693 and $844, respectively) for the three and nine months ended September 30, 2025. Consisted of one-time legal fees ($192 and $243, respectively) and costs associated with the liquidation/sale of inventory in a particular sales center ($0 and $382, respectively) for the three and nine months ended September 30, 2024.

The following are the cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	9/30/25	9/30/24

Operating Activities	$60,643	$54,331
Investing Activities	(164,736)	(97,014)
Financing Activities	37,385	52,676

Changes In Results Of Operations

Rental and related income increased 11% from $51.9 million for the three months ended September 30, 2024 to $57.8 million for the three months ended September 30, 2025. Rental and related income increased 10% from $153.8 million for the nine months ended September 30, 2024 to $168.5 million for the nine months ended September 30, 2025. These increases were due to acquisitions, increases in rental rates and same property occupancy and additional rental homes. The Company has been raising rental rates by approximately 5% to 6% annually at most communities. Same property occupancy has increased 110 basis points from 87.4% as of September 30, 2024 to 88.5% at September 30, 2025. Occupied rental homes increased 5% from approximately 9,700 homes at September 30, 2024 to 10,100 homes at September 30, 2025.

Community operating expenses increased 11% from $22.5 million for the three months ended September 30, 2024 to $25.0 million for the three months ended September 30, 2025. Community operating expenses increased 9% from $65.2 million for the nine months ended September 30, 2024 to $71.1 million for the nine months ended September 30, 2025. These increases were due to acquisitions and an increase in payroll costs, real estate taxes, snow removal and water and sewer costs. This increase also includes one-time legal and professional fees of $660,000 for both the three and nine months ended September 30, 2025.

Community NOI increased 11% from $29.4 million for the three months ended September 30, 2024 to $32.8 million for the three months ended September 30, 2025. Community NOI increased 10% from $88.6 million for the nine months ended September 30, 2024 to $97.4 million for the nine months ended September 30, 2025. These increases were primarily due to acquisitions, increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income), without the one-time legal and professional fees, was 42.1% and 41.8% for the three and nine months ended September 30, 2025, respectively, and 43.3% and 42.4% for the three and nine months ended September 30, 2024, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased 5% from $8.7 million, or 100 homes, for the three months ended September 30, 2024 to $9.1 million, or 100 homes, for the three months ended September 30, 2025. The average sales price was $91,000 and $87,000 for the three months ended September 30, 2025 and 2024, respectively. Cost of sales of manufactured homes amounted to $5.8 million and $5.4 million for the three months ended September 30, 2025 and 2024, respectively. The gross profit percentage was 37% and 38% for the three months ended September 30, 2025 and 2024, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $2.2 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively. Gain from the sales operations (defined as sales of manufactured homes, less cost of sales of manufactured homes, less selling expenses, less interest on the financing of inventory) amounted to $1.3 million or 14% of total sales and $1.8 million or 20% of total sales for the three months ended September 30, 2025 and 2024, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $1.1 million or 12% of total sales and $1.5 million or 17% of total sales for the three months ended September 30, 2025 and 2024, respectively.

Sales of manufactured homes increased 5% from $24.9 million, or 300 homes, for the nine months ended September 30, 2024 to $26.3 million, or 273 homes, for the nine months ended September 30, 2025. The average sales price was $96,000 and $83,000 for the nine months ended September 30, 2025 and 2024, respectively. Cost of sales of manufactured homes amounted to $17.3 million and $16.5 million for the nine months ended September 30, 2025 and 2024, respectively. The gross profit percentage was 34% for both the nine months ended September 30, 2025 and 2024. Selling expenses amounted to $5.7 million and $5.2 million for the nine months ended September 30, 2025 and 2024, respectively. Gain from the sales operations amounted to $3.2 million or 12% of total sales and $3.2 million or 13% of total sales for the nine months ended September 30, 2025 and 2024, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $3.3 million or 13% of total sales for both the nine months ended September 30, 2025 and 2024. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

Conventional home prices have flattened as sellers begin to outnumber buyers. Although the housing market supply has increased in recent months it remains below the available units that prevailed before the COVID-19 pandemic. The inherent relative affordability of our property type has become more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses remained relatively stable for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. General and administrative expenses increased 8% from $15.3 million for the nine months ended September 30, 2024 to $16.5 million for the nine months ended September 30, 2025. General and administrative expenses for the nine months ended September 30, 2025 increased primarily due to an increase in payroll and related personnel costs and professional fees. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was 6.1% and 8.1% for the three and nine months ended September 30, 2025, respectively, as compared to 7.1% and 8.3% for the three and nine months ended September 30, 2024, respectively.

Depreciation expense increased 14% from $14.7 million for the three months ended September 30, 2024 to $16.8 million for the three months ended September 30, 2025. Depreciation expense increased 11% from $44.4 million for the nine months ended September 30, 2024 to $49.2 million for the nine months ended September 30, 2025. This increase was primarily due to acquisitions and the increase in rental homes and expansions during 2024 and 2025.

Interest income increased 30% from $1.8 million for the three months ended September 30, 2024 to $2.4 million for the three months ended September 30, 2025. Interest income increased 37% from $4.9 million for the nine months ended September 30, 2024 to $6.7 million for the nine months ended September 30, 2025. This increase was due to an increase in interest earned from our excess cash as well as an increase in the average balance of notes receivable from $79.2 million at September 30, 2024 to $94.4 million at September 30, 2025. The weighted average interest rate earned on these notes receivable was approximately 7.1% as of September 30, 2025 and 2024.

Dividend income remained relatively stable for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.

The increase in fair value of marketable securities amounted to $1.6 million and $5.5 million for the three months ended September 30, 2025 and 2024, respectively. The increase (decrease) in fair value of marketable securities amounted to a decrease of $161,000 and an increase of $3.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had total net unrealized losses of $38.7 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased 22% from $6.5 million for the three months ended September 30, 2024 to $7.9 million for the three months ended September 30, 2025. This increase was mainly due to the issuance of the Series B Bonds in July 2025 and the refinancing of mortgage debt at higher rates. Interest expense, including amortization of financing costs, remained relatively stable for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The weighted average interest rate on our total debt was 4.8% and 4.4% at September 30, 2025 and 2024, respectively.

Changes in Financial Condition

Total investment property increased 7% or $117.5 million during the nine months ended September 30, 2025. In addition to adding 433 rental homes, net of 123 rental homes sold, to its communities during the nine months ended September 30, 2025, the Company is preparing sites for additional homes to be added during the year. The Company also purchased four communities for a total of approximately $40.2 million during the nine months ended September 30, 2025. Occupied rentals increased by 411 rental homes from December 31, 2024 to September 30, 2025. The Company’s occupancy rate on its rental homes portfolio increased 10 basis points and was 94.1% at September 30, 2025 as compared to 94.0% at December 31, 2024.

Land development costs increased 125% or $42.5 million during the nine months ended September 30, 2025 due to an increase in expansion projects. Since 2018, the Company has built 1,056 expansion sites in 16 communities. Occupancy at these sites are at approximately 44%. Once fully occupied, these sites will contribute to increased community operating income. The Company currently has approximately 1,010 expansion sites in the approval process, including one greenfield development in Coxsackie, NY for approximately 360 sites.

Mortgages payable, net of unamortized debt issuance costs, decreased 4% or $18.1 million during the nine months ended September 30, 2025, primarily due to a new mortgage of approximately $101.4 million offset by mortgage payoffs of approximately $110.0 million and principal payments of approximately $8.1 million.

Loans payable, net of unamortized debt issuance costs, decreased 1% or $147,000 during the nine months ended September 30, 2025.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, on September 16, 2024, the Company terminated its successful then-existing at-the-market Common Stock ATM Program and implemented a new September 2024 Common ATM Program which allows the Company to offer and sell shares of the Company’s Common Stock, having an aggregate sales price of up to $150 million, from time to time through the Distribution Agents. As of September 30, 2025, $44.6 million of common stock remained eligible for sale under the September 2024 Common ATM Program. Additionally, on March 5, 2025, the Company terminated its then-existing 2023 Preferred ATM Program and implemented a new 2025 Preferred ATM Program which allows the Company to offer and sell shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through B. Riley, as Distribution Agent. As of September 30, 2025, $99.9 million of common stock remained eligible for sale under the 2025 Preferred ATM Program.

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

The Company continues to strengthen its capital and liquidity positions. During the nine months ended September 30, 2025, the Company issued and sold 2.6 million shares of Common Stock through our September 2024 Common ATM Program, at a weighted average price of $17.59 per share, generating gross proceeds of $45.1 million and net proceeds of $44.2 million, after offering expenses.

In addition, during the nine months ended September 30, 2025, the Company issued and sold 52,000 shares of Series D Preferred Stock through our Preferred ATM Programs, at a weighted average price of $23.03 per share, generating gross proceeds of $1.2 million and net proceeds of $1.0 million, after offering expenses.

The Company also raised $7.1 million from the issuance of common stock in the DRIP during the nine months ended September 30, 2025, which included dividend reinvestments of $2.6 million. Dividends paid on the common stock for the nine months ended September 30, 2025 were $55.8 million, including the $2.6 million reinvested. Dividends paid on the Series D Preferred Stock for the nine months ended September 30, 2025 totaled $15.4 million.

On July 22, 2025, the Company issued approximately $80.2 million aggregate principal amount of its 5.85% Series B Bonds due 2030 in an offering to investors in Israel. The net proceeds, after deducting offering discounts, fees and other transaction costs, were approximately $75.1 million.

Net cash provided by operating activities amounted to $60.6 million and $54.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had cash and cash equivalents of $34.1 million, marketable securities of $31.7 million and $260 million available on our credit facility, with a potential total availability of up to $500 million pursuant to an accordion feature. We also had approximately $128.1 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $55 million available on our line of credit secured by rental homes and rental homes leases.

As of quarter end, the Company owned and operated 144 communities (including three communities owned by the Company’s joint venture with Nuveen, in which the Company has a minority interest), of which 69 are unencumbered. Subsequent to quarter end, the Company acquired one additional manufactured home community in Georgia which is also unencumbered. Except for communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company holds a 40% equity interest in the entities formed under its joint ventures with Nuveen, which owns three newly developed communities that are unencumbered.

As of September 30, 2025, the Company had total assets of $1.6 billion and total liabilities of $703.1 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of September 30, 2025 was approximately 28% and the Company’s net debt, less securities to total market capitalization as of September 30, 2025 was approximately 27%. As of September 30, 2025, the Company had five mortgages totaling $25.2 million due within the next 12 months and seven mortgages totaling $50.5 million within the next 18 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	November 3, 2025	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 3, 2025	By	/s/ Anna T. Chew
Anna T. Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

